Form 10-K
period 2012-12-31
GLADSTONE LAND Corp
filed 2013-03-27
CIK 1495240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 001-35795

GLADSTONE LAND CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	54-1892552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 200

MCLEAN, VIRGINIA 22102

(Address of principal executive offices)

(703) 287-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on which Registered)
Common Stock, $0.001 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒.

At June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common stock. The Registrant’s common stock began trading on the NASDAQ Global Market on January 29, 2013. Based on the closing price of $15.25 of the registrant’s common stock on the NASDAQ Global Market on March 15, 2013, the aggregate market value of its shares held by non-affiliates was $57,470,601. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been deemed to be affiliates.

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of March 27, 2013, was 6,530,264.

GLADSTONE LAND CORPORATION

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2012

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K, or Form 10-K, and the documents that are incorporated by reference herein, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future results of our business, future events, financial condition or performance, expectations, competitive environment, availability of resources, regulation, liquidity, results of operations, strategies, plans and objectives. These forward-looking statements include, without limitation, statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;

•	our ability to implement our business plan, including our ability to expand geographically and expand beyond row crops;

•	pending transactions;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	estimates regarding potential rental rate increases;

•	our understanding of our competition and our ability to compete effectively;

•	market and industry trends;

•	estimates of future operating expenses, including payments to our Adviser (as defined herein) under the terms of our Advisory Agreement (as defined herein);

•	our compliance with tax laws, including our intention to elect or qualify as a real estate investment trust, or REIT, for federal income tax purposes; and

•	use of proceeds of our Line of Credit (as defined herein), mortgage notes payable, initial public offering, or IPO, future stock offerings and other future capital resources, if any.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	the factors referenced in this Form 10-K, including those set forth in “Item 1A. Risk Factors;”

•	general volatility of the capital markets and the market price of our common stock;

•	failure to qualify as a real estate investment trust, or REIT, and risks of changes in laws that affect REITs;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business strategy;

•	the adequacy of our cash reserves and working capital;

•	our failure to successfully integrate and operate acquired properties and operations;

•	defaults upon or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	the degree and nature of our competition, which is not limited to other real estate investment companies;

•	availability, terms and deployment of capital, including the ability to maintain and borrow under our Line of Credit, arrange for long-term mortgages on our properties and raise equity capital;

•	our Adviser’s ability to identify, hire and retain highly-qualified personnel in the future;

•	changes in our industry or the general economy;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in governmental regulations, tax rates and similar matters;

•	environmental liabilities for certain of our properties and uncertainties and risks related to natural disasters; and

•	the loss of any of our key officers, such as Mr. David Gladstone, our chairman and chief executive officer or Mr. Terry Lee Brubaker, our vice chairman and chief operating officer.

This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. You should carefully review the risks set forth herein under the caption “Item 1A. Risk Factors.” New factors may also emerge from time to time that could materially and adversely affect us. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results.

ITEM 1.	BUSINESS

Corporate Overview

Gladstone Land Corporation (which we refer to as “we,” “us” or the “Company”) is a real estate company that was originally incorporated in California in 1997, was re-incorporated in Delaware in 2004 and re-incorporated under the General Corporation laws of the State of Maryland on March 24, 2011. We were primarily formed to invest in farmland located in major agricultural markets throughout the United States. On January 29, 2013, our shares of common stock began trading on the NASDAQ Global Market under the symbol “LAND” upon the pricing of our IPO.

Prior to 2004, we engaged in the owning and leasing of farmland, as well as an agricultural operating business whereby we engaged in the farming, contract growing, packaging, marketing and distribution of fresh berries, including commission selling and contract cooling services to independent berry growers. In 2004, we sold our agricultural operating business, and since 2004, our operations have consisted solely of leasing our farms to independent tenant farmers and larger, corporate tenant farmers. Our farmland is predominantly concentrated in locations where tenants are able to grow annual row crops such as berries, lettuce and other row crops, which are planted and harvested annually or more frequently. We have not purchased land to grow grains but may in the future. In the future we may acquire land with fruit or nut trees, bushes, wine berries and wine grapes. We may also acquire property related to farming, such as storage facilities utilized for cooling crops, freezer buildings, facilities used for storage and assembling boxes, known as box barns, silos, storage facilities, green houses, processing plants, packaging buildings and distribution centers. As of March 25, 2013, we owned twelve farms, leased to eight separate tenants, including two cooler buildings and one box barn, which is a facility used for storage and assembly of boxes for shipping produce. Five of these farms are located in or near Watsonville, California, one is near Oxnard, California, five are near Plant City, Florida, and one is near Wimauma, Florida. We also lease a small parcel on our farm near Oxnard, or our West Gonzales Farm, to an oil company. We do not currently intend to enter the business of growing, packing or marketing farmed products. However, if we do so in the future we expect that it would be through a taxable REIT subsidiary, or TRS.

To a lesser extent, we may provide senior secured first lien mortgages to farmers for the purchase of farmland and properties related to farming. We expect that any mortgages we make would be secured by farming properties that have a successful history of crop production and profitable farming operations and that, over time, such mortgages would not exceed 5.0% of the fair value of our total assets. As of March 25, 2013, we did not hold any mortgages, and we have not currently identified any properties for which to make loans secured by mortgages.

We intend to conduct our business through an Umbrella Partnership Real Estate Investment Trust, or UPREIT, structure in which our properties and the mortgage loans we make will be held directly or indirectly by Gladstone Land Limited Partnership, which we refer to as our Operating Partnership. We are the manager and 100% owner of Gladstone Land Partners, LLC, which we refer to as Land Partners, which is the sole general partner of our Operating Partnership, and we currently hold, directly and indirectly through Land Partners, 100% of its outstanding limited partnership units, or Units. In the future, we may offer an equity ownership in our Operating Partnership by issuing Units to farmland owners from time to time in consideration for acquiring their farms, such as through a partnership or a limited liability company. Holders of Units in our Operating Partnership will be entitled to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the Units for one year. Farmland owners who exchange their farms for Units may be able to do so in a tax-free exchange under U.S. federal income tax laws.

We intend to elect to be taxed as a real estate investment trust, or REIT, under federal tax laws beginning with our taxable year ending either December 31, 2013, or December 31, 2014. Because we must distribute our accumulated non-REIT earnings and profits by December 31 of the year for which we first elect REIT status, it is possible that our distributions may not be sufficient to satisfy this requirement by December 31, 2013, in which case we would likely not elect to be taxed as a REIT until the taxable year ending December 31, 2014.

As long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax if we distribute at least 90% of our taxable income to our stockholders. We have elected for Gladstone Land Advisers, Inc., a wholly-owned subsidiary of our Operating Partnership, to be taxed as a taxable REIT subsidiary, or TRS. We may own or manage our assets and engage in other activities through Gladstone Land Advisors or another TRS we form or acquire when we deem it necessary or advisable. The taxable income generated by any TRS will be subject to regular corporate income tax. Currently, we do not have any operations in our TRS.

Our business and real estate portfolio investments are managed by our Adviser, which is a registered investment adviser with the Securities and Exchange Commission, or SEC. Our Adviser is owned and controlled by David Gladstone, our chief executive officer, president, chairman of our Board of Directors and our largest stockholder.

Our Investment Objectives and Our Strategy

Our principal business objective is to maximize stockholder returns through a combination of: (1) monthly cash distributions to our stockholders, (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions, (3) appreciation of our land, and (4) capital gains derived from the sale of our properties. Our primary strategy to achieve our business objective is to invest in and diversify our current portfolio of net leased farmland and properties related to farming operations. This strategy includes the following components:

•

Owning Farms and Farm-Related Real Estate for Income. We own and intend to acquire farmland and lease it to corporate and independent farmers, including sellers who desire to continue farming the land after we acquire the property from them. We expect to hold acquired properties for many years and to generate stable and increasing rental income from leasing these properties.

•

Owning Farms and Farm-Related Real Estate for Appreciation. We intend to lease acquired properties over the long term. However, from time to time we may elect to sell one or more properties if we believe it to be in the best interests of our stockholders. Potential purchasers may include real estate developers desiring to develop the property or financial purchasers seeking to acquire property for investment purposes. Accordingly, we will seek to acquire properties that we believe have potential for long-term appreciation in value.

•

Expanding our Operations beyond California and Florida. While our properties are currently located exclusively in California and Florida, we expect that we will acquire properties in other farming locations. We believe the Southeast and Mid-Atlantic parts of the United States, such as Georgia, North Carolina and New Jersey, offer attractive locations for expansion. We also expect to seek farmland acquisitions in the Midwest and may also expand into other areas in the United States.

•

Expanding our Operations beyond Row Crops in Produce and Berries. Currently, the tenants who farm our properties grow only row crops dedicated to produce, such as lettuce and tomatoes, and berries, such as strawberries and raspberries. In the future, we will seek to expand into other crops, such as wheat, rice and corn, and into tree and vine crops, such as nuts and fruits.

•

Using Leverage. To make more investments than would otherwise be possible, we intend to borrow through loans secured by long-term mortgages on our properties, and we may also borrow funds on a short-term basis or incur other indebtedness.

•

Owning Mortgages on Farms and Farm-Related Real Estate. In circumstances where our purchase of farms and farm-related properties is not feasible, we may provide the owner of the property with a mortgage loan secured by the property along with an option to sell the property to us in the future at a predetermined price. We do not expect that, over time, our mortgages held will exceed 5.0% of the fair value of our total assets.

•	Joint Ventures. Some of our investments may be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio.

We expect that most of our future tenants will be medium-sized independent farming operations or large corporate farming operations that are unrelated to us. We intend to lease our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying us rent plus taxes, maintenance and insurance. We are actively seeking and evaluating other farm properties to potentially purchase with the net proceeds received from our IPO which closed in January 2013, although we have not yet entered into binding purchase agreements to acquire any properties. All potential acquisitions will be subject to due diligence investigations, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

Our Investment Process

Types of Investments

We expect that substantially all of our investments will be in income-producing agricultural real property and, to a lesser extent, mortgages on agricultural real estate. We expect that the vast majority of our leases will be structured as triple-net leases. If we make mortgage loans, we expect the ratio of loan amount to value of the real estate to be greater than for conventional mortgage loans on farms and the interest rate to be higher than those for conventional loans. Investments will not be restricted as to geographical areas, but currently, all of our properties are located in California and Florida.

We anticipate that we will make substantially all of our investments through our Operating Partnership. Our Operating Partnership may acquire interests in real property in exchange for the issuance of: common shares, Operating Units or cash or through a combination of the three. Units issued by our Operating Partnership will be redeemable for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the Units for one year. However, we currently, and may in the future, hold some or all of our interests in real properties through one or more wholly-owned subsidiaries, each classified as a qualified REIT subsidiary.

Property Acquisitions and Net Leasing

We anticipate that many of the farms we purchase will be acquired from farmers or agricultural companies and that they or an independent farmer will simultaneously lease the properties back from us. These transactions will provide the tenants with an alternative to other financing sources, such as borrowing, mortgaging real property, or selling securities. We anticipate that some of our transactions will be in conjunction with acquisitions, recapitalizations or other corporate transactions affecting our tenants. We also expect that many of the farms we acquire will be purchased from owners that do not farm the property but rather lease the property to tenant farmers. In situations such as these, we intend to have a lease in place prior to or simultaneously with acquiring the property. For a discussion of the risks associated with leasing property to leveraged tenants, see “Risk Factors — Risks Relating to our Business and Operations – Some of our tenants may be unable to pay rent, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of your investment.”

We intend to own primarily single-tenant, agricultural real property. Generally, we will lease properties to tenants that our Adviser deems creditworthy under leases that will be full-recourse obligations of our tenants or their affiliates. We will generally seek to enter into short-term leases with terms of two to five years, which we believe is customary within many farmland communities, including those in California and Florida. While we expect that we will renew most of these leases at the end of their terms, we believe that this strategy will also permit us to increase rental rates. However, there can be no assurance that this strategy will result in increasing rents upon renewal, and it may result in decreasing rents.

We believe that most of the farmland that we are interested in purchasing can be rented at annual rental rates ranging from 4% to 6% of the properties’ market values. However, there can be no assurance that we will be able to achieve this level of rental rates. Since rental contracts in the farming business for annual row crops are customarily short-term agreements, rental rates are renegotiated regularly to market rates. However, if we invest in land with longer term plants such as trees, bushes and vines, we would expect leases on these types of properties to be longer.

All of our leases will be approved by our Adviser’s investment committee. Our Board of Directors has adopted a policy that we will not make an investment in any individual property with a cost in excess of 20% of our total assets at the time of investment. However, our Board of Directors may amend or waive this policy at any time.

Underwriting Criteria and Due Diligence Process

Selecting the Property

We consider selecting the right properties to purchase or finance as the most important aspect of our business. Buying quality farmland that can be used for many different crops and that is located in desirable locations is essential to our success.

Our management team works with real estate contacts in agricultural markets throughout the United States to assess available properties and farming areas. We believe that our management team is experienced in selecting valuable farmland and will use this expertise to identify promising properties. The following is a list of important factors in our selection of farmland:

•

Water availability. Availability of water is essential to farming. We will seek to purchase properties with ample access to water through an operating water well on it or rights to use a well or other source that is located nearby. However, we may consider properties that rely on rainfall for water if the tenant on that property mitigates the drought risk by purchasing drought insurance. Typically the leases on properties that rely on rainfall would be longer-term in nature.

•

Soil composition. In addition to water, for farming efforts to be successful the soil must be suitable for growing crops. We will not buy or finance any real property that does not have soil conditions that we believe are favorable for growing the crop farmed on the property, except to the extent that a portion of an otherwise suitable property, while not favorable for growing the crop farmed on the property, may be utilized to build coolers, which are storage facilities utilized for cooling crops, freezer buildings, packing houses, silos, facilities used for storage and assembling boxes, known as box barns, storage facilities, green houses, or other property used in the farming business.

•

Location. Farming also requires optimal climate and growing seasons. Initially we intend to purchase properties that are located in California and in Florida in order to take advantage of climate conditions that are needed to grow fresh produce crops. We may purchase properties that are located in close proximity to our current farmland in California and Florida to take advantage of that proximity. We also expect to expand throughout the United States in locations with productive farmland and financially sound farming tenants.

•

Price. We intend to purchase and finance properties that we believe are a good value and that we will be able to profitably rent for farming over the long term. Generally, the closer that a property is located to urban developments, the higher the value of the property. As a result, properties that are currently located in close proximity to urban developments are likely to be too expensive to justify farming over an extended period of time, and, therefore, we are unlikely to invest in such properties.

Our Adviser will perform a due diligence review with respect to each potential property. Such review will include an evaluation of the physical condition of a property and an environmental site assessment to determine potential environmental liabilities associated with a property prior to its acquisition. One of the criteria that we look for is whether mineral rights to such property, which constitute a separate estate from the surface rights to the property, have been sold to a third party. We generally seek to invest in properties where mineral rights have not been sold to third parties; however, in cases where access to mineral rights would not affect the surface farming operations, we may enter into a lease agreement for the extraction of minerals or other subterranean resources, as we have done in the West Gonzales Farm property. We may seek to acquire mineral rights in connection with the acquisition of future properties to the extent such mineral rights have been sold off and the investment acquisition of such rights is considered to be favorable after our due diligence review. Despite the conduct of these reviews, there can be no assurance that hazardous substances or waste, as determined under present or future federal or state laws or regulations, will not be discovered on the property after we acquire it. See “Risk Factors — Risks Relating to our Business and Operations – Potential liability for environmental matters could adversely affect our financial condition.”

Our Adviser will also physically inspect each property and the real estate surrounding it in order to estimate its value. Our Adviser’s due diligence will be primarily focused on valuing each property independently of its rental value to particular tenants to whom we plan to rent. The real estate valuations our Adviser performs will consider one or more of the following items:

•

The comparable value of similar real estate in the same general area of the prospective property. In this regard, comparable property is hard to define since each piece of real estate has its own distinct characteristics. But to the extent possible, comparable property in the area that has sold or is for sale will be used to determine if the price being paid for the property is reasonable.

•	The comparable real estate rental rates for similar properties in the same area of the prospective property.

•

Alternative uses for the property to determine if there is another use for the property that would give it higher value, including potential future conversion to urban or suburban uses such as commercial or residential development.

•	The assessed value as determined by the local real estate taxing authority.

In addition, our Adviser may supplement its valuation estimate with an independent real estate appraisal in connection with each investment that it considers. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the tenant’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The actual sale price of a property, if sold by us, may be greater or less than its appraised value. When appropriate, our Adviser may engage experts to undertake some or all of the due diligence efforts described above.

Underwriting the Tenant, Due Diligence Process and Negotiating Lease Provisions

In addition to property selection, underwriting the tenant that will lease the property will also be an important aspect of many of our investments. Our Adviser will evaluate the creditworthiness of the tenant and assess its ability to generate sufficient cash flow from its agricultural operations to make payments to us pursuant to our lease. Because our tenants are in the farming industry, their cash flows may fluctuate according to season. The following is a list of criteria that our Adviser may consider when evaluating potential tenants for our properties, although all criteria may not be present for each lease:

•

Experience. We believe that experience is the most significant characteristic when determining the creditworthiness of a tenant. Therefore, we will seek to rent our properties to farmers that have an extensive track record of farming their particular crops successfully.

•

Financial Strength. We will seek to rent to farmers that have financial resources to invest in planting and harvesting their crops. We will generally require annual financial statements of the tenant to evaluate the financial capability of the tenant and its ability to perform its obligations under the lease.

•

Adherence to Quality Standards. We intend to lease our properties to those farmers that are committed to farming in a manner that will generate high-quality crops. We intend to identify such commitment through their track records of selling produce into established distribution chains and outlets.

•

Lease Provisions that Enhance and Protect Value. When appropriate, our Adviser attempts to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include, for example, operational or financial covenants of the tenant, as well as indemnification of us by the tenant against environmental and other contingent liabilities. We believe that these provisions serve to protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. Our Adviser generally also seeks covenants requiring tenants to receive our consent prior to any change in control of the tenant.

•

Credit Enhancement. Our Adviser may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a cross-default with other tenant obligations, a letter of credit or a guaranty of lease obligations from each tenant’s corporate affiliates, if any. We believe that this type of credit enhancement, if obtained, provides us with additional financial security. These same enhancements may apply to mortgage loans.

•

Diversification. Our Adviser will attempt to diversify our portfolio to avoid dependence on any one particular tenant or geographic location. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single underperforming investment or a downturn in any particular geographic region. Many of the areas in which we purchase or finance properties are likely to have their own microclimates and will not be similarly affected by weather or other natural occurrences at the same time. For example, we currently lease land in California as far south as Oxnard and as far north as Watsonville, which are over 400 miles apart, each of which has distinct weather and other characteristics. In addition to the California coast, we own properties in central Florida. Over time, we expect to expand our geographic focus to other areas of the Southeast, Midwest and the Mid-Atlantic. We will also attempt to diversify our portfolio by expanding our current operations, which consist of row crops dedicated to produce and berries, into other crop types such as wheat, rice and corn and also tree, bush and vine crops, such as nuts and fruits.

While our Adviser will select tenants it believes to be creditworthy, tenants will not be required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy will vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant will be determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied. We monitor the creditworthiness of our tenants on an ongoing basis by conducting site visits of the properties to ensure farming operations are taking place as expected and to assess the general maintenance of the properties.

Mortgage Loans

Borrower Selection

Our value-oriented investment philosophy is primarily focused on maximizing yield relative to risk. Upon identifying a potential mortgage opportunity, our Adviser will perform an initial screen to determine whether pursuing intensive due diligence is merited. As part of this process, we have identified several criteria we believe are important in evaluating and investing in prospective borrowers. These criteria provide general guidelines for our investment decisions. However, each prospective borrower may not meet all of these criteria:

•

Positive cash flow. Our investment philosophy begins with a credit analysis. We intend to generally focus on borrowers to which we can lend at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis. Although we will obtain liens on the underlying real estate and other collateral, we are primarily focused on the predictability of future cash flow from their operations.

•

Seasoned management with significant equity ownership. Strong, committed management teams are important to the success of any farm, and we intend to invest in farm businesses where strong management teams are already in place with a history of successful crop production and profitable farming operations.

•

Strong competitive position. We seek to lend to farm businesses that have developed competitive advantages and defensible market positions within their respective markets and are well-positioned to capitalize on growth opportunities.

•

Exit strategy. We seek to lend to farm businesses that we believe will generate consistent cash flow to repay our loans and reinvest in their respective businesses. We expect such internally generated cash flow in these farms to be a key means by which we exit from our loans.

Mortgage Loan Terms

We expect that most of the mortgage loans we make will contain some or all of the following terms and conditions:

•

Loan to value. We will consider the appraised value of each property when we consider a mortgage on that property. Our goal is to loan an amount that is no more than 75% of the appraised value of the real estate. However, there may be circumstances in which we may increase the percentage, such as for land that we would like to own or for a borrower that is well-capitalized.

•

Cash flow coverage. We expect most borrowers to have a farming operation that has and is expected to continue to have substantial cash flow from its operations. We will seek to have cash flow generated by the businesses to be at least 1.2 times the amount of the mortgage payments. However, there may be circumstances in which we may lower that ratio below 1.2, such as for land we would like to own and for borrowers that have cash flow from other operations.

•	Term. In general, we expect to make mortgage loans of three to five years that will be interest-only, with the entire principal amount due at the end of the term.

•

Guarantees. In general we do not expect the owner of the property to personally guarantee the mortgage. However, we do expect the owner to pledge any assets or crops planted on the property as collateral for the loan.

Property Review

We expect to perform a standard review of the property that will be collateral for the mortgage, including many of the following:

•	an independent appraisal;

•	land record searches for possible restrictions;

•	water samples and availability;

•	soil samples;

•	environmental analysis;

•	zoning analysis;

•	crop yields;

•	possible future uses of the property; and

•	government regulation impacting the property including taxes and restrictions.

Underwriting the Borrower

We view underwriting a borrower in the same way as underwriting a tenant, with criteria similar to those for tenants described above. We believe that, for assessing credit risk, a borrower and tenant are functionally the same, as they each are operating a farm business and will owe us money, either as rent or as interest and principal on a loan.

Other Investments

From time to time, we may purchase cooling buildings, freezer buildings, packing houses, facilities used for storage and assembling boxes, known as box barns, silos, storage facilities, green houses and similar improved property to rent to independent farmers in connection with the services provided to independent farmers. We may also build these types of buildings on property that we purchase if there is sufficient business to make this worthwhile. We do not expect these to be a material portion of the land and buildings that we purchase.

Temporary Investments

There can be no assurance as to when our capital may be fully invested in real properties or mortgages. Pending investment in real properties or mortgages, we intend to invest our cash on hand, including the net proceeds of the IPO, in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. We also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code of 1986, as amended, or the Code.

If at any time the character of our investments would cause us to be deemed an “investment company,” as defined in the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an “investment company.” Our Adviser will continually review our investment activity and the composition of our portfolio to ensure that we do not come within the application of the Investment Company Act. Our working capital and other reserves will be invested in permitted temporary investments. Our Adviser will evaluate the relative risks and rates of return, our cash needs and other appropriate considerations when making short-term investments on our behalf. The rates of return of permitted temporary investments may be less than or greater than would be obtainable from real estate investments.

Joint Ventures

We may enter into joint ventures, partnerships and other mutual arrangements with real estate developers, property owners and others for the purpose of obtaining an equity interest in a property in accordance with our investment policies. Many REITs have used joint ventures as sources of capital during periods where debt or equity capital was either unavailable or not available on favorable terms. Joint venture investments could permit us to own interests in large properties without unduly restricting the diversity of our portfolio. We will not enter into a joint venture to make an investment that we would not otherwise be permitted to make on our own. We expect that in any joint venture the cost of structuring joint investments would be shared ratably by us and the other participating investors.

Use of Leverage

Our strategy is to use borrowings as a financing mechanism in amounts that we believe will maximize the return to our stockholders. We generally expect to enter into borrowing arrangements directly or indirectly through our Operating Partnership. We will seek to structure all borrowings as non-recourse loans; however, this may not be possible. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower and, as a result, the lender generally may look only to the property securing the debt for satisfaction of the debt. We believe that this financing strategy, to the extent available, will protect our other assets. However, we can provide no assurance that non-recourse financing will be available on terms favorable to us, if at all, and there may be circumstances where lenders have recourse to our other assets. There is no limitation on the amount we may borrow against any single investment property. Neither our charter nor our bylaws impose any limitation on our borrowing.

We believe that, by operating on a leveraged basis, we will have more funds available and, therefore, will be able to make more investments than would otherwise be possible. We believe that this will result in a more diversified portfolio. Our Adviser will use its best efforts to obtain financing on the most favorable terms available to us.

We anticipate that prospective lenders may also seek to include in loans to us provisions whereby the termination or replacement of our Adviser would result in an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will generally seek to avoid the inclusion of these provisions and will attempt to negotiate loan terms that allow us to replace or terminate our Adviser if the action is approved by our Board of Directors. The replacement or termination of our Adviser may, however, require the prior consent of a lender.

We may refinance properties during the term of a loan when, in the opinion of our Adviser, a decline in interest rates makes it advisable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to make such investment. The benefits of the refinancing may include an increase in cash flow resulting from reduced debt service requirements, an increase in distributions to stockholders from proceeds of the refinancing, if any, or an increase in property ownership if some refinancing proceeds are reinvested in real estate.

Other Investment Policies

Working Capital Reserves

We may establish a working capital reserve in an amount that we anticipate to be sufficient to satisfy our liquidity requirements. Our liquidity could be adversely affected by unanticipated costs, greater-than-anticipated operating expenses or cash shortfalls in funding our distributions. To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be produced from cash generated from operations or through short-term borrowings. In addition, subject to limitations described in this Form 10-K, we may incur indebtedness in connection with:

•	the acquisition of any property;

•	the refinancing of the debt upon any property; or

•	the leveraging of any previously unleveraged property.

For additional information regarding our borrowing strategy, see “Our Investment Process — Use of Leverage.”

Holding Period For and Sale of Investments; Reinvestment of Sale Proceeds

We intend to hold each property we acquire for an extended period until it can be sold for conversion into urban or suburban uses, such as residential or commercial development. However, circumstances might arise which could result in the earlier sale of some properties. We may sell a property before the end of its expected holding period if in the judgment of our Adviser the sale of the property is in the best interest of our stockholders. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of several relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation. No assurance can be given that the foregoing objective will be realized. The selling price of a property which is subject to a net lease will be determined in large part by the amount of rent payable under the lease and the creditworthiness of the tenant. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale, which could cause us to delay required distributions to our stockholders.

The terms of any sale will be dictated by custom in the area in which the property being sold is located and the then-prevailing economic conditions. A decision to provide financing to any purchaser would be made only after an investigation into and consideration of the same factors regarding the purchaser, such as creditworthiness and likelihood of future financial stability, as are undertaken when we consider a net lease transaction. We may continually reinvest the proceeds of property sales in investments that either we or our Adviser believe will satisfy our investment policies.

Investment Limitations

There are numerous limitations on the manner in which we may invest our funds. We have adopted a policy that without the permission of our Board of Directors, we will not:

•	invest 20% or more of our total assets in a particular property or mortgage at the time of investment;

•	invest in real property owned by our Adviser, any of its affiliates or any business in which our Adviser or any of its affiliates have invested;

•

invest in commodities or commodity futures contracts, with this limitation not being applicable to futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in properties and making mortgage loans;

•	invest in contracts for the sale of real estate unless the contract is in recordable form and is appropriately recorded in the chain of title;

•	issue equity securities on a deferred payment basis or other similar arrangement;

•	grant warrants or options to purchase shares of our stock to our Adviser or its affiliates;

•	engage in trading, as compared with investment activities, or engage in the business of underwriting, or the agency distribution of, securities issued by other persons;

•	invest more than 5% of the value of our assets in the securities of any one issuer if the investment would cause us to fail to qualify as a REIT;

•	invest in securities representing more than 10% of the outstanding securities (by vote or value) of any one issuer if the investment would cause us to fail to qualify as a REIT;

•	acquire securities in any company holding investments or engaging in activities prohibited in the foregoing clauses; or

•	make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our affiliates.

Future Revisions in Policies and Strategies

Our independent directors will review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. The methods of implementing our investment policies also may vary as new investment techniques are developed. The methods of implementing our investment procedures, objectives and policies, except as otherwise provided in our bylaws or articles of incorporation, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders, to the extent that our Board of Directors determines that such modification is in the best interest of the stockholders.

Conflict of Interest Policy

We have adopted policies to reduce potential conflicts of interest. In addition, our directors are subject to certain provisions of Maryland law that are designed to minimize conflicts. However, we cannot assure you that these policies or provisions of law will reduce or eliminate the influence of these conflicts.

We have adopted a policy that, without the approval of a majority of our independent directors, we will not:

•

acquire from or sell to any of our officers, directors or our Adviser’s or Gladstone Administration, LLC’s, or our Administrator’s, employees, or any entity in which any of our officers, directors or such employees has an interest of more than 5%, any assets or other property;

•	borrow from any of our directors, officers or our Adviser’s or Administrator’s employees, or any entity in which any of our officers, directors or such employees has an interest of more than 5%; or

•

engage in any other transaction with any of our directors, officers or our Adviser’s or Administrator’s employees, or any entity in which any of our directors, officers or such employees has an interest of more than 5%.

Consistent with the provisions of the Sarbanes-Oxley Act of 2002, we will not extend credit, or arrange for the extension of credit, to any of our directors and officers. Under the Maryland General Corporation Law, or the MGCL, a contract or other transaction between us and one of our directors or officers or any other entity in which one of our directors or officers is also a director or officer or has a material financial interest is not void or voidable solely on the grounds of the common directorship or interest, the fact that the director or officer was present at the meeting at which the contract or transaction was approved or the fact that the director’s vote was counted in favor of the contract or transaction if:

•

the material facts relating to the common directorship or interest and as to the transaction are disclosed to our Board of Directors or a committee of our Board, and our Board or the committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the directors not interested in the contract or transaction, even if the disinterested directors do not constitute a quorum of the Board or committee;

•

the fact of the common directorship or interest is disclosed to our stockholders entitled to vote on the contract or transaction, and the contract or transaction is approved or ratified by a majority of the votes cast by the stockholders entitled to vote on the matter, other than shares owned of record or beneficially by the interested director or corporation or entity; or

•	the contract or transaction is fair and reasonable to us as of the time authorized, approved or ratified by the Board of Directors, a committee or the stockholders.

Our policy also prohibits us from purchasing any real property from, or co-investing in any real property with, our Adviser, any of its affiliates or any business in which our Adviser or any of its subsidiaries have invested. If we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek approval of our independent directors.

Code of Ethics

The Company and its affiliates, Gladstone Capital Corporation, Gladstone Investment Corporation, Gladstone Commercial Corporation, Gladstone Management Corporation, Gladstone Administration, LLC, and Gladstone Securities, LLC, have adopted a code of ethics and business conduct applicable to all personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933. This code, among other things, establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. A copy of this code is available for review, free of charge, at our website at www.GladstoneLand.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.

Our Adviser and Administrator

Gladstone Management Corporation

Our business is managed by our Adviser, Gladstone Management Corporation, which was incorporated in 2002. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to small and medium-sized businesses and investing in real estate and making mortgage loans. We entered into an Advisory Agreement with our Adviser, or the Advisory Agreement, under which our Adviser will be responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time.

David Gladstone (our chairman, chief executive officer, president and largest stockholder), is also the chairman, chief executive officer and the indirect, sole stockholder of our Adviser. Terry Lee Brubaker (our vice chairman and chief operating officer) serves as vice chairman and chief operating officer of our Adviser.

Our Adviser will maintain an investment committee that will screen our investments. This investment committee is currently comprised of Messrs. Gladstone and Brubaker. We believe that our Adviser’s investment committee review process will give us a unique competitive advantage over other investors in agricultural real estate because of the substantial experience and perspective that the members of our Adviser’s investment committee possess in evaluating the blend of corporate credit, real estate and lease terms that combine to provide an acceptable risk for investment.

Our Adviser’s board of directors has empowered its investment committee to authorize and approve our investments, subject to the terms of the Advisory Agreement. Before we acquire any property, the transaction will be reviewed by our Adviser’s investment committee to ensure that, in its view, the proposed transaction satisfies our investment criteria and is within our investment policies. Approval by our Adviser’s investment committee will generally be the final step in the property acquisition approval process, although the separate approval of our Board of Directors will be required in certain circumstances described below.

Our Adviser is headquartered in McLean, Virginia, a suburb of Washington D.C., and also has offices in several other states.

Gladstone Administration, LLC

The holding company which owns our Adviser also has a 100% interest in our Administrator, which employs our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our Administrator provides administrative services to us and our affiliates, including Gladstone Capital, Gladstone Investment and Gladstone Commercial. The services performed by our Administrator include the managing of financial reporting, accounting for our properties, stockholder reporting, treasury functions, compliance function, legal services and similar services.

David Gladstone (our chairman, chief executive officer, president and largest stockholder) is the indirect sole stockholder of our Administrator and serves as its chairman, chief executive officer and president. Terry Lee Brubaker (our vice chairman and chief operating officer) serves as chief operating officer of our Administrator and is vice chairman of the board of managers of our Administrator.

Amended Advisory Agreement

Adviser Duties and Authority under the Amended Advisory Agreement

Under the terms of the Amended Advisory Agreement, our Adviser is required to use its best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors. In performing its duties, our Adviser, either directly or indirectly by engaging an affiliate:

•	finds, evaluates, presents and recommends to us a continuing series of real estate investment opportunities consistent with our investment policies and objectives;

•	provides advice to us and acts on our behalf with respect to the negotiation, acquisition, financing, refinancing, holding, leasing and disposition of real estate investments;

•	enters into contracts to purchase real estate on our behalf in compliance with our investment procedures, objectives and policies, subject to approval of our Board of Directors, where required;

•	takes the actions and obtains the services necessary to effect the negotiation, acquisition, financing, refinancing holding, leasing and disposition of real estate investments; and

•	provides day-to-day management of our real estate activities and other administrative services.

It is expected that each investment that we make will be approved or ratified by our Board of Directors. Our Board of Directors has authorized our Adviser to make investments in any property on our behalf without the prior approval of our Board if the following conditions are satisfied:

•	our Adviser has determined that the total cost of the property does not exceed its determined value; and

•

our Adviser has provided us with a representation that the property, in conjunction with our other investments and proposed investments, is reasonably expected to fulfill our investment objectives and policies as established by our Board of Directors then in effect.

The actual terms and conditions of transactions involving investments in properties shall be determined in the sole discretion of our Adviser, subject at all times to compliance with the foregoing requirements. Some types of transactions, however, will require the prior approval of our Board of Directors, including a majority of our independent directors, including, but not limited to, the following:

•	any acquisition which at the time of investment would have a cost exceeding 20% of our total assets; and

•	transactions that involve conflicts of interest with our Adviser (other than reimbursement of expenses in accordance with the Advisory Agreement).

Our Adviser and Administrator also engage in other business ventures and, as a result, their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser and administrator, respectively, to Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly traded business development companies affiliated with us, and Gladstone Commercial Corporation, a publicly traded real estate company. However, under the Amended Advisory Agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The Advisory Agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the Advisory Agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us. Either we or our Adviser may assign or transfer the Advisory Agreement to a successor entity.

Compensation of our Adviser under the Amended Advisory Agreement

We and our Advisor amended the Advisory Agreement on February 1, 2013. A summary of the compensation under the Amended Advisory Agreement is below.

Base Management Fee

Under the terms of our Amended Advisory Agreement, we will pay an annual base management fee in 2013 equal to 1.0% of our adjusted stockholders’ equity, which is equal to our total stockholders’ equity at the end of each quarter less the recorded value of any preferred stock we may issue and any uninvested cash proceeds from the IPO, and an additional quarterly incentive fee, which is described below, based on funds from operations, or FFO. Beginning in 2014, we will pay an annual base management fee equal to 2.0% of our adjusted stockholders’ equity at the end of each quarter, which will no longer exclude the uninvested cash proceeds from the IPO.

Incentive Fee

For purposes of calculating the incentive fee, FFO means net income, excluding gains (or losses) from debt restructuring and the sale of real property, plus depreciation and amortization on real estate assets and after adjustments for unconsolidated partnerships and joint ventures. The incentive fee would reward our Adviser if our quarterly FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeds 1.75%, or the hurdle rate, of total stockholders’ equity, less the recorded value of any preferred stock. We will pay our Adviser an incentive fee with respect to our pre-incentive fee FFO quarterly as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee FFO does not exceed the hurdle rate of 1.75% of our adjusted stockholders’ equity as of the end of that quarter;

•

100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875%, of our adjusted stockholders’ equity as of the end of any calendar quarter (which would be an 8.75% annualized return); and

•	20% of the amount of our pre-incentive fee FFO that exceeds 2.1875% of our adjusted stockholders’ equity as of the end of any calendar quarter (which would be an 8.75% annualized return).

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of adjusted stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to incentive fee

Amended Administration Agreement

We and our Administrator amended the Administration Agreement on February 1, 2013.

Under the Amended Administration Agreement, we will pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent and our allocable portion of the salaries and benefits expenses of its employees, including, but not limited to, our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs.

Our allocable portion of these overhead expenses will be derived by multiplying our Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies for whom our Administrator provides services under similar agreements.

Employees

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. No employee of our Adviser or our Administrator will dedicate all of his or her time to us. However, we expect that approximately 10% of the full-time employees of our Adviser and our Administrator will spend substantial time on our matters during calendar year 2013. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase and the number of our Adviser’s employees working out of local offices, if any, where we buy land will also increase.

As of December 31, 2012, our Adviser and our Administrator, collectively, had 56 full-time employees. A breakdown thereof is summarized by functional area in the table below:

Number of Individuals	Functional Area
10	Executive Management
34	Investment Management, Portfolio Management and Due Diligence
12	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

Competition

Competition to our efforts to acquire farmland can come from many different entities. Developers, municipalities, individual farmers, agriculture corporations, institutional investors and others compete for farmland acreage. Investment firms that we might compete directly against could include agricultural investment firms such as Hancock Agricultural Investment Group, or Hancock, Prudential Agricultural Investments, or Prudential, and UBS Agrivest LLC, or UBS Agrivest. These firms engage in the acquisition, asset management, valuation and disposition of farmland properties. In addition to competition for direct investment in farmland we also expect to compete for mortgages with many local and national banks such as Rabobank, N.A., Bank of America, N.A., Wells Fargo Foothill, Inc., and others.

Environmental Matters

As an owner of real estate, we will be subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance at our properties. Environmental laws often impose liability without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The costs of any required investigation or cleanup of these substances could be substantial. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage or adversely affect our ability to or lease the real property or to borrow using the real estate as collateral. These and other risks related to environmental matters are described in more detail in “Item 1A. Risk Factors.”

Tenants

We rent our properties to both independent and corporate farmers. Two of our eight current leases, representing approximately 76.3% of our rental revenue for the year ended December 31, 2012, are with Dole Food Company, or Dole, under leases expiring in 2013 and 2014. We expect that our tenant base will become more diversified in the future as we acquire more farmland.

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments, if any, to those reports filed or furnished with the Securities and Exchange Commission, or the SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website at www.GladstoneLand.com. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Land Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.

Risks Relating to our Business and Operations

Two of our current properties are leased to the same tenant, Dole, and if Dole is no longer able to make rental payments or chooses to terminate its leases prior to or upon their expiration, it would have a material adverse effect on our financial performance and our ability to make distributions to our stockholders.

Two of our eight current leases, representing approximately 76.3% of our rental revenue for the year ended December 31, 2012, are with Dole under leases expiring in 2013 and 2014. If Dole fails to make rental payments or elects to terminate its leases prior to or upon their expiration, and we cannot re-lease the land on satisfactory terms, or if Dole were to experience financial problems or declare bankruptcy, it would have a material adverse effect on our financial performance and our ability to make dividend payments to our stockholders.

Our real estate portfolio will be concentrated in a limited number of properties, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.

We estimate that we will purchase approximately 10 to 15 properties with the net proceeds from our IPO and borrowings under our existing credit facilities. To the extent we are able to leverage our investment acquisitions with borrowed funds, we will acquire additional properties with the net proceeds of borrowings. One consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of leases or a significant decline in the value of any single property. In addition, while we do not intend to invest 20% or more of our total assets in a particular property at the time of investment, it is possible that, as the values of our properties change, one property may comprise in excess of 20% of the value of our total assets. Lack of diversification will increase the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Since our current real estate profile is concentrated entirely in California and Florida, we are also currently subject to the any adverse change in the political or regulatory climate in those states or specific counties where our properties are located that could adversely affect our real estate portfolio and our ability to lease properties.

We may not be successful in identifying and consummating suitable acquisitions that meet our investment criteria, which may impede our growth and negatively affect our results of operations.

We own a total of twelve farm properties in California and Florida that are leased to eight separate independent and corporate farmers. We are actively seeking and evaluating other farm properties to potentially purchase with the net proceeds from our IPO, but there is no guarantee that we will be able to invest the proceeds. We expect that most of our future tenants will be independent farming operations, about which there is generally little or no publicly available operating and financial information. As a result, we will rely on our Adviser to perform due diligence investigations of these tenants, their operations and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations. As a result, it is possible that we could lease properties to tenants or make mortgage loans to borrowers that ultimately are unable to pay rent or interest to us, which could adversely impact the amount available for distributions.

We are subject to many of the business risks and uncertainties associated with any new business enterprise. Our failure to operate successfully or profitably or to accomplish our investment objectives could have a material adverse effect on our ability to generate cash flow to make distributions to our stockholders, and the value of an investment in our common stock may decline substantially or be reduced to zero.

We expect to lease most of our properties to medium-sized independent farming operations and agricultural businesses, which may have limited financial and personnel resources and, therefore, may be less stable than larger companies, which could impact our ability to generate rental revenue.

We expect to lease most of our properties to medium-sized farming operations and related agricultural businesses, which will expose us to a number of unique risks related to these entities. For example, medium-sized agricultural businesses are more likely than larger farming operations to have difficulty making lease payments when they experience adverse events. They also tend to experience significant fluctuations in their operating results and to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our target tenants may face intense competition, including competition from companies with greater financial resources, which could lead to price pressure on crops that could lower our tenants’ income.

Furthermore, the success of a medium-sized business may also depend on the management talents and efforts of one or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our tenant and, in turn, on us.

Our Adviser has broad authority to make acquisitions and dispositions of properties and there can be no assurance that we will be able to enter into definitive agreements to purchase properties, complete acquisitions or dispose of properties on favorable terms. Investors will not be afforded the opportunity to evaluate the economic merits of our investments or the terms of any dispositions of properties.

Our Adviser will have broad authority to make acquisitions of properties that it may identify in the future and broad authority to make dispositions of properties. There can be no assurance that our Adviser will be able to identify or negotiate acceptable terms for the acquisition or dispositions of properties or that we will be able to acquire or dispose of such properties on favorable terms. Factors that could cause us not to purchase one or more properties that initially meet our investment criteria include our potential inability to agree to definitive purchase terms with the prospective sellers, and our discovery of problems with the properties in our due diligence investigations. Factors that could cause us to be unable to dispose of a property on favorable terms include market conditions and competition. Any significant delay in identifying and making investments that fit into our investment criteria or in disposing investments during suitable market conditions would have a material adverse effect on our ability to generate cash flow and make distributions to our stockholders.

Our cash available for distribution to stockholders may not be sufficient to pay anticipated distributions, nor can we assure you of our ability to make distributions in the future, and we may need to borrow in order to make such distributions or may not be able to make such distributions at all.

To remain competitive with alternative investments, our distribution rate may exceed our cash available for distribution, including cash generated from operations. In the event this happens, we intend to fund the difference out of any excess cash on hand or from borrowings under our revolving credit facility. If we do not have sufficient cash available for distribution generated by our assets to pay the annual distribution set by our Board of Directors, or if cash available for distribution decreases in future periods, the market price of our common stock could decrease.

All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, whether or not we have qualified as a REIT, and other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that our Board of Directors approves distributions in excess of our then current and accumulated earnings and profits, these excess distributions would generally be considered a return of capital for federal income tax purposes to the extent of your adjusted tax basis in your shares. A return of capital is not taxable, but it has the effect of reducing your adjusted tax basis in your investment. To the extent that distributions exceed the adjusted tax basis of your shares, such excess will be treated for tax purposes as a gain from the sale or exchange of your shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

Some of our tenants may be unable to pay rent, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of your investment.

We expect that single tenants will continue to occupy most of our properties and, therefore, the success of our investments will be materially dependent on the financial stability of these tenants. Some of our tenants may have been recently restructured using leverage acquired in a leveraged transaction or may otherwise be subject to significant debt obligations. Tenants that are subject to significant debt obligations may be unable to make their rent payments if there are adverse changes in their businesses or in general economic conditions. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries. In situations where management of the tenant will change after a transaction, it may be difficult for our Adviser to determine with certainty the likelihood of the tenant’s business success and of it being able to pay rent throughout the lease term. These companies are more vulnerable to adverse conditions in their businesses or industries and economic conditions generally, as well as to increases in interest rates. In addition, these companies’ revenues and expenses may fluctuate according to the growing season, which may impact their ability to make regular lease payments.

Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property.

Some of our tenants could be susceptible to bankruptcy, which would affect our ability to generate rents from them and therefore negatively affect our results of operations.

In addition to the risk of tenants being unable to make regular rent payments, certain of our tenants who may depend on debt and leverage could be especially susceptible to bankruptcy in the event that their cash flows are insufficient to satisfy their debt. Any bankruptcy of one of our tenants would result in a loss of lease payments to us, as well as an increase in our costs to carry the property.

Additionally, under bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If a bankrupt tenant terminates a lease with us, any claim we might have for breach of the lease, excluding a claim against collateral securing the lease, would be treated as a general unsecured claim. Our claim would likely be capped at the amount the tenant owed us for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year of lease payments or 15% of the remaining lease payments payable under the lease, but in no case more than three years of lease payments. In addition, a bankruptcy court could re-characterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor. This would mean our claim in bankruptcy court would only be for the amount we paid for the property, which could adversely impact our financial condition.

Because we expect to enter primarily into short-term leases, we will be more susceptible to any decreases in prevailing market rental rates than would be the case with long-term leases, which could have a material adverse effect on our results of operations.

We intend to primarily enter into leases with independent farmers having terms of two to five years. As a result, we will be required to frequently re-lease our properties upon the expiration of our leases. This will subject our business to near term fluctuations in market rental rates, and we will be more susceptible to declines in market rental rates than we would be if we were to enter into longer term leases. As a result, any decreases in the prevailing market rental rates in the geographic areas in which we own properties could have a material adverse effect on our results of operations and cash available for distribution to stockholders.

We may in the future invest in land that has more permanent crops and enter into long-term leases, which would expose us to various risks including interest rate risk and the risk of being unable to take advantage of prevailing market rates, which could have a material adverse effect on our results of operations and cash available for distribution to stockholders.

In addition to short-term leases, we may in the future enter into long-term leases in which the rental rate is generally fixed subject to annual rent escalations. Annual rent escalations may be a fixed amount each year or be variable based on standard cost of living figures. In addition, some long-term leases may require a regular survey of comparable land values, with an adjustment to reflect the current values and/or rents. We do not expect to enter into leases that include variable rent based on the success of the harvest each year. If in the future we receive a significant portion of our revenues under long-term leases in which the rental rate is generally fixed, subject to annual rent escalations, we would be subject to interest rate risk in the event interest rates rise at a greater rate than any potential annual rent escalations. In addition, by entering into long-term leases, we would be subject to the risk that we would not be able to increase our rental rates if prevailing land values or rental rates have increased. Any inability to take advantage of increases in prevailing land values or rental rates could have a material adverse effect on our results of operations and cash available for distribution to stockholders.

We may in the future invest in farmland used for permanent crops, which has a higher risk profile than farmland used for annual row crops.

We may in the future invest in farmland used for permanent crops, as opposed to annual row crops. Permanent crops have plant structures (such as trees, vines or bushes) that produce yearly crops without being replanted. Examples include oranges, apples, almonds and grapes. Permanent crops involve more risk than annual row crops because permanent crops require more time and capital to plant. As a result, permanent crops are more expensive to replace and more susceptible to disease and poor weather. If a farmer loses a permanent crop to drought, flooding, fire or disease, there would generally be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit.

Permanent crop farmland also prevents the farmer from being able to rotate crop types to keep up with changing market conditions or changes to the weather or soil. If demand for one type of permanent crop decreases, the permanent crop farmer cannot easily convert the farm to another type of crop because permanent crop farmland is dedicated to one crop during the lifespan of the trees or vines and therefore cannot easily be rotated to adapt to changing environmental or market conditions.

In addition, permanent crops, which can generally endure long periods of time from harvest to consumption, allow for global shipment and trade. As a result, permanent crops are usually less insulated from the global market volatility than annual row crops. This will generally provide for less price stability of the harvested crop and therefore less stability of the underlying land value for cropland producing permanent crops. As a result permanent crop farms have a higher risk profile than annual row crop farms.

Our real estate investments will consist of agricultural properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations, either of which would adversely affect returns to stockholders.

We intend to focus our investments on agricultural properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity could limit our ability to quickly dispose of properties in response to changes in economic or other conditions. With these kinds of properties, if the current lease is terminated or not renewed, we may be required to renovate the property to the extent we have buildings on the property, or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty finding qualified purchasers who are willing to buy the property. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our stockholders.

If our properties do not have access to adequate water supplies, it could harm our ability to lease the properties for farming, thereby adversely affecting our ability to generate returns on our properties.

In order to lease the cropland that we intend to acquire with the proceeds of the IPO, these properties will require access to sufficient water to make them suitable for farming. Although we expect to acquire properties with sufficient water access, should the need arise for additional wells from which to obtain water, we would be required to obtain permits prior to drilling such wells. Permits for drilling water wells are required by state and county regulations, and such permits may be difficult to obtain due to the limited supply of water in areas where we expect to acquire properties, such as the farming regions of California. Similarly, our properties may be subject to governmental regulations relating to the quality and disposition of rainwater runoff or other water to be used for irrigation. In such case, we could incur costs necessary in order to retain this water. If we are unable to obtain or maintain sufficient water supply for our properties, our ability to lease them for farming would be seriously impaired, which would have a material adverse impact on the value of our assets and our results of operations. If in the future we invest in farmland that depends upon rain water rather than local water access, our tenants on that farmland may be susceptible to extended droughts, and any failure on the part of such tenants to procure adequate drought insurance would impact the ability of such tenants to make rental payments, which would have a material adverse impact on our ability to generate returns on our properties.

Our agricultural properties will be subject to adverse weather conditions, seasonal variability, crop disease and other contaminants, which may affect our tenants’ ability to pay rent and thereby have an adverse effect on our results of operations and our ability to make distributions to stockholders.

Fresh produce, including produce used in canning and other packaged food operations, is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common but difficult to predict. Because fresh produce is highly perishable and generally must be brought to market and sold soon after harvest, unfavorable growing conditions can reduce both crop size and crop quality. Seasonal factors, including supply and consumer demand, may also have an effect on the crops grown by our tenants. In extreme cases, entire harvests may be lost in some geographic areas.

In addition, fresh produce is vulnerable to crop disease, pests and other contaminants. Damages to tenants’ crops from crop disease and pests may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. The costs to control these infestations vary depending on the severity of the damage and the extent of the plantings affected. These infestations can increase costs and decrease revenues of our tenants. Tenants may also incur losses from product recalls due to other contaminants that may cause food borne illness. It is difficult to predict the occurrence or severity of such product recalls as well as the impact of these upon our tenants. Although we do not expect that our rental payments will be based on the quality of our tenants’ harvests, any of these factors could have a material adverse effect on our tenants’ ability to pay rent to us, which in turn could have a material adverse effect on our ability to make distributions to our stockholders.

In addition, we may in the future invest in farmland used for permanent crops, which are more expensive to replace and more susceptible to disease and poor weather than annual row crops because permanent crops produce yearly crops without being replanted. If a farmer loses a permanent crop to drought, flooding, fire or disease, there would generally be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit. Permanent crop farmland also prevents the farmer from being able to rotate crop types to keep up with changing market conditions or changes to the weather or soil. If demand for one type of permanent crop decreases, the permanent crop farmer cannot easily convert the farm to another type of crop because permanent crop farmland is dedicated to one crop during the lifespan of the trees or vines and therefore cannot easily be rotated to adapt to changing environmental or market conditions. As a result, the risks associated with weather conditions, seasonal variability, crop disease and other contaminants are magnified in the case of permanent crops.

Our operating results and the value of our properties may be impacted by future climate changes, adversely impacting the value of our properties and our ability to generate rental revenue.

In addition to the general risks that adverse weather conditions will pose for the tenants of our properties and their subsequent ability to comply with the terms of their leases, the value of our properties will potentially be subject to risks associated with long-term effects of climate change. Many climatologists predict increases in average temperatures, more extreme temperatures and increases in volatile weather over time. The effects of climate change may be more significant along coastlines, such as in the California coastal areas where we intend to partially focus our initial acquisition efforts, due to rising sea levels resulting from melting of polar ice caps, which could result in increased risk of coastal erosion, flooding, degradation in the quality of groundwater aquifers and expanding agricultural weed and pest populations. As a result, the effects of climate change could make our properties less suitable for farming or other alternative uses, which could adversely impact the value of our properties, our ability to generate rental revenue from leasing our properties and our cash available for distribution to stockholders.

Because we must distribute a substantial portion of our net income to qualify as a REIT, we will be largely dependent on third-party sources of capital to fund our future capital needs.

To qualify and to maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs, including property acquisitions, from retained earnings. Therefore, we will likely rely on public and private debt and equity capital to fund our business. This capital may not be available on favorable terms or at all. Our access to additional capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings.

We may not be able to borrow money in sufficient amounts or on sufficiently favorable terms necessary to attain the optimal degree of leverage to operate our business, which may have an adverse effect on our operations and ability to pay distributions.

Our business and acquisition strategies rely heavily on borrowing funds, so that we may make more investments than would otherwise be possible in order to maximize potential returns to stockholders. We may borrow on a secured or unsecured basis. Our articles of incorporation and bylaws do not impose any limitation on our borrowing. Our ability to achieve our investment objectives will be affected by our ability to borrow money in sufficient amounts and on favorable terms. We expect that we will borrow money that will be secured by our properties and that these financing arrangements will contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, any credit facility we might enter into is likely to contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, and will specify debt ratios that we will be required to maintain. Accordingly, we may be unable to obtain the degree of leverage that we believe to be optimal, which may cause us to have less cash for distributions to stockholders. Our use of leverage could also make us more vulnerable to a downturn in our business or the economy generally and a significant increase in the ratio of our indebtedness to our assets may have an adverse effect on the market price of our common stock.

Our income from operations may not be enough to cover our debt service obligations, which may affect distributions to stockholders or cause us to incur losses.

If the income generated by our properties and other assets fails to cover our debt service, we could be forced to reduce or eliminate distributions to our stockholders and may experience losses. Some of our debt financing arrangements may require us to make lump-sum, or balloon, payments at maturity. If our income from operations does not cover a balloon payment, our ability to make the balloon payment at maturity could depend upon our ability to obtain additional financing or to sell the financed property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which would likely have a material adverse effect on our financial condition.

We have secured borrowings, which would have a risk of loss of the property securing such loan upon foreclosure.

We currently have a line of credit with Metropolitan Life Insurance Company, or MetLife, which is secured by our 306-acre farm near Watsonville, California, or the San Andreas Farm, that permits us to borrow up to $4.8 million through April 2017, or the Line of Credit. As of December 31, 2012, the balance under the Line of Credit is $0.1 million, the minimum balance required under the terms of the agreement. The Line of Credit accrues interest at a floating rate tied to LIBOR and is currently 3.25% per year. We expect to continue to use the Line of Credit for working capital. We also have a mortgage loan with MetLife under which we have the ability to borrow up to $45.2 million. The mortgage loan is secured by our West Gonzales Farm; three farms totaling 198 acres near Watsonville, California, or the West Beach Farms; 72 acres of farmland near Watsonville, California, or the Dalton Lane Farm; two farms totaling 59 acres near Plant City, Florida, or the Keysville Road Farms; 219 acres of farmland near Wimauma, Florida, or the Colding Loop Farms; and three farms totaling 124 acres near Plant City, Florida, or the Trapnell Road Farms. As of December 31, 2012, the balance outstanding under this mortgage loan is $30.7 million. The loan currently has an annual interest rate of 3.5% and matures in January 2026. Once the net proceeds from our IPO have been substantially fully invested, we intend to acquire additional properties by borrowing all or a portion of the purchase price of the property and securing the loans with a mortgage on that or other real property that we own. If we are unable to make our debt payments as required, either under our current credit facilities or any future facilities, a lender could foreclose on the property or properties securing its loan. This could cause us to lose part or all of our investment in the property, which in turn could cause the value of our common stock or the distributions to our stockholders to be reduced.

Competition for the acquisition of agricultural real estate may impede our ability to make acquisitions or increase the cost of these acquisitions.

We will compete for the acquisition of properties with many other entities engaged in agricultural and real estate investment activities, including corporate agriculture companies, financial institutions, institutional pension funds, real estate companies and private real estate investors. These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for real estate. Our competitors may have greater resources than we do and may be willing to pay more for certain assets or may have a more compatible operating philosophy with our acquisition targets. In particular, larger institutions may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties, our profitability may decrease, and you may experience a lower return on your investment. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

We may not ultimately be able to sell our agricultural real estate to developers in connection with the conversion of such properties to urban or suburban uses, especially in light of the current uncertain market for real estate development.

Our business plan in part contemplates purchasing agricultural real property that we believe is located in the path of urban and suburban growth and ultimately will increase in value over the long term as a result. Pending the sale of such real property to developers for conversion to urban, suburban and other more intensive uses, such as residential or commercial development, we intend to lease the property for agricultural uses, particularly farming. Urban and suburban development is subject to a number of uncertainties, including land zoning and environmental issues, infrastructure development and demand. These uncertainties are particularly pronounced in light of the current economic environment, in which the pace of future development is unclear. Although the current development market contains uncertainties, these uncertainties may be more acute over time, since we do not intend to acquire properties that are expected to be converted to urban or suburban uses in the near term. As a result, there can be no guarantee that increased development will actually occur and that we will be able to sell any of the properties that we own or acquire in the future for such conversion. Our inability to sell these properties in the future at an appreciated value for conversion to urban or suburban uses could result in a reduced return on your investment.

Liability for uninsured losses could adversely affect our financial condition.

Losses from disaster-type occurrences, such as wars, earthquakes and weather-related disasters, may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flows from one or more properties.

Potential liability for environmental matters could adversely affect our financial condition.

We intend to purchase agricultural properties and will be subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could subject us to:

•

responsibility and liability for the cost of removal or remediation of hazardous substances released on our properties, generally without regard to our knowledge of or responsibility for the presence of the contaminants;

•	liability for the costs of removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of these substances; and

•	potential liability for claims by third parties for damages resulting from environmental contaminants.

We will generally include provisions in our leases making tenants responsible for all environmental liabilities and for compliance with environmental regulations, and we will seek to require tenants to reimburse us for damages or costs for which we have been found liable. However, these provisions will not eliminate our statutory liability or preclude third-party claims against us. Even if we were to have a legal claim against a tenant to enable us to recover any amounts we are required to pay, there are no assurances that we would be able to collect any money from the tenant. Our costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or lease the property or to borrow using the property as collateral. Additionally, we could become subject to new, stricter environmental regulations, which could diminish the utility of our properties and have a material adverse impact on our results of operations.

If our tenants fail to comply with applicable labor regulations, it could have an adverse effect on our ability to make distributions to our stockholders.

State, county and federal governments have also implemented a number of regulations governing labor practices used in connection with farming operations. For example, these regulations seek to provide for minimum wages and minimum and maximum work hours, as well as to restrict the hiring of illegal immigrants. If one of our tenants is accused of violating, or found to have violated such regulations, it could have a material adverse effect on the tenant’s operating results, which could adversely affect its ability to make its rental payments to us and, in turn, our ability to make distributions to our stockholders.

The presence of endangered or threatened species on or near our acquired farmland could restrict the activities of our agricultural tenants, which could in turn have a material adverse impact on the value of our assets and our results of operations.

Federal, state and local laws and regulations intended to protect threatened or endangered species could restrict certain activities on our farmland. The size of any area subject to restriction would vary depending on the protected species at issue, the time of year and other factors, and there can be no assurance that such federal, state and local laws will not become more restrictive over time. If portions of our farmland are deemed to be part of or bordering habitats for such endangered or threatened species that could be disturbed by the agricultural activities of our tenants, it could impair the ability of the land to be used for farming, which in turn could have a material adverse impact on the value of our assets and our results of operations.

We may be required to permit the owners of the mineral rights to our properties to enter and occupy parts of the properties for the purposes of drilling and operating oil or gas wells, which could adversely impact the rental value of our properties.

Although we will own the surface rights to the properties that we acquire, other persons may own the rights to any minerals, such as oil and natural gas, that may be located under the surfaces of these properties. Under agreements with any such mineral rights owners, we expect that we would be required to permit third parties to enter our properties for the purpose of drilling and operating oil or gas wells on the premises. We will also be required to set aside a reasonable portion of the surface area of our properties to accommodate these oil and gas operations. The devotion of a portion of our properties to these oil and gas operations would reduce the amount of the surface available for farming or farm-related uses, which could adversely impact the rents that we receive from leasing these properties.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. The interest rate on our existing line of credit is variable, and, although we seek to mitigate this risk by structuring such provisions to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. We have not entered into any derivative contracts to attempt to further manage our exposure to interest rate fluctuations. A significant change in interest rates could have an adverse impact on our results of operations.

Joint venture investments could be adversely affected by our lack of sole decision making authority, our reliance on co-venturers’ financial condition and disputes between our co-venturers and us.

We may invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we will not have sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers may become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers also may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our preferences, policies or objectives. Such investments also will have the potential risk of our reaching impasses with our partners or co-venturers on key decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our management team from focusing its time and effort exclusively on our business. In addition, we may in some circumstances be liable for the actions of our third-party partners or co-venturers.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be advisable and in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter (i) eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and that is material to the cause of action and (ii) requires us to indemnify directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, our stockholders and we may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Risks Associated With Our Use of an Adviser to Manage Our Business

We are dependent upon our key management personnel for our future success, particularly David Gladstone and Terry Lee Brubaker.

We are dependent on our senior management and other key management members to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman, chief executive officer and president, and Terry Lee Brubaker, our vice chairman and chief operating officer. Mr. Gladstone also serves as the chief executive officer of our Adviser, and Mr. Brubaker is also an executive officer of our Adviser. The departure of any of our executive officers or key personnel of our Adviser could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

Our success will depend on the performance of our Adviser and if our Adviser makes inadvisable investment or management decisions, our operations could be materially adversely impacted.

Our ability to achieve our investment objectives and to pay distributions to our stockholders is substantially dependent upon the performance of our Adviser in evaluating potential investments, selecting and negotiating property purchases and dispositions on our behalf, selecting tenants and borrowers, setting lease terms and determining financing arrangements. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the analytical and management abilities of our Adviser and the oversight of our Board of Directors. If our Adviser or our Board of Directors makes inadvisable investment or management decisions, our operations could be materially adversely impacted.

We may have conflicts of interest with our Adviser and other affiliates, which could result in investment decisions that are not in the best interests of our stockholders.

Our Adviser manages our real estate portfolio and locates, evaluates, recommends and negotiates the acquisition of our real estate investments and mortgage loans. At the same time, our Amended Advisory Agreement permits our Adviser to conduct other commercial activities and to provide management and advisory services to other entities, including, but not limited to, Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporation, each of which is affiliated with us. Each of our executive officers, other than Ms. Jones, and each of our directors are also executive officers and directors, as applicable, of Gladstone Capital and Gladstone Investment, which actively make loans to and invest in small and medium-sized companies. Each of our executive officers and each of our directors is also an officer or director of Gladstone Commercial, which actively makes real estate investments. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business and that of Gladstone Commercial, Gladstone Investment or Gladstone Capital, which may arise primarily from the involvement of our Adviser, Gladstone Capital, Gladstone Commercial, Gladstone Investment and their affiliates in other activities that may conflict with our business. Examples of these potential conflicts include:

•	our Adviser may realize substantial compensation on account of its activities on our behalf and may be motivated to approve acquisitions solely on the basis of increasing its compensation from us;

•	our agreements with our Adviser are not arm’s-length agreements, which could result in terms in those agreements that are less favorable than we could obtain from independent third parties;

•	we may experience competition with our affiliates for potential financing transactions; and

•

our Adviser and other affiliates, such as Gladstone Capital, Gladstone Investment and Gladstone Commercial, could compete for the time and services of our officers and directors and reduce the amount of time they are able to devote to management of our business.

These and other conflicts of interest between us and our Adviser could have a material adverse effect on the operation of our business and the selection or management of our real estate investments.

Our financial condition and results of operations will depend on our Adviser’s ability to effectively manage our future growth.

Our ability to achieve our investment objectives will depend on our ability to sustain continued growth, which will, in turn, depend on our Adviser’s ability to find, select and negotiate property purchases and net leases that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Adviser’s marketing capabilities, management of the investment process, ability to provide competent, attentive and efficient services and our access to financing sources on acceptable terms. As we grow, our Adviser may be required to hire, train, supervise and manage new employees. Our Adviser’s failure to effectively manage our future growth could have a material adverse effect on our business, financial condition and results of operations.

Our Adviser is not obligated to provide a waiver of the incentive fee, which could negatively impact our earnings and our ability to maintain our current level of, or increase, distributions to our stockholders.

The Amended Advisory Agreement contemplates a quarterly incentive fee based on our FFO. Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is an unconditional and irrevocable waiver. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders.

We may be obligated to pay our Adviser quarterly incentive compensation even if we incur a net loss during a particular quarter.

The Amended Advisory Agreement entitles our Adviser to incentive compensation based on our FFO, which rewards our Adviser if our quarterly pre-incentive fee FFO exceeds 1.75% (7.0% annualized) of our adjusted stockholders’ equity. Our pre-incentive fee FFO for a particular quarter for incentive compensation purposes excludes the effect of any unrealized gains, losses or other items during that quarter that do not affect realized net income, even if these adjustments result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if we incur a net loss for that quarter as determined in accordance with GAAP.

Risks Associated With Ownership of Our Common Stock and Our Tax Status

Certain provisions contained in our articles of incorporation and bylaws and under Maryland law may prohibit or restrict attempts by our stockholders to change our management and hinder efforts to effect a change of control of us, and the market price of our common stock may be lower as a result.

There are provisions in our articles of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example:

•

Our articles of incorporation prohibit ownership of more than 3.3% of the outstanding shares of our capital stock by one person, except for certain qualified institutional investors, which are limited to holding 9.8% of our common stock. Our chairman, chief executive officer, and president, David Gladstone, owns approximately 27% of our common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owns approximately 15% of our common stock, in each case pursuant to an exception approved by our Board of Directors and in compliance with our articles of incorporation. The ownership restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.

•

Our Board is divided into three classes, with the term of the directors in each class expiring every third year. At each annual meeting of stockholders, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. After election, a director may only be removed by our stockholders for cause. Election of directors for staggered terms with limited rights to remove directors makes it more difficult for a hostile bidder to acquire control of us. The existence of this provision may negatively impact the price of our securities and may discourage third-party bids to acquire our securities. This provision may reduce any premiums paid to stockholders in a change in control transaction.

•

The Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within one of three increasing ranges of voting power. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the articles of incorporation or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our common stock by David Gladstone or any of his affiliates. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than Mr. Gladstone or any of his affiliates.

•	Certain provisions of Maryland law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10% or more of the voting power of our common stock, referred to as an “interested stockholder;”

•	an affiliate of ours who, at any time within the two-year period prior to the date in question, was an interested stockholder; or

•	an affiliate of an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder must be recommended by our Board and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of common stock and two-thirds of the votes entitled to be cast by holders of our common stock other than shares held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our Board of Directors prior to the time that someone becomes an interested stockholder.

We may not qualify or we may not elect to be treated as a REIT for federal income tax purposes, which would subject us to federal income tax on our taxable income at regular corporate rates, thereby reducing the amount of funds available for paying distributions to stockholders.

We currently intend to elect REIT status and operate in a manner that will allow us to qualify as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2013, or December 31, 2014. Before the first year for which we elect REIT status, we will be subject to regular corporate income taxation. Our qualification as a REIT will depend on our ability to satisfy requirements set forth in the Code, concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our proposed REIT election, which it may do without stockholder approval.

If we fail to elect to be treated as a REIT or to qualify for REIT status, or if we lose or revoke our REIT status, we would face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we would be subject to federal income tax at regular corporate rates and might need to borrow money or sell assets in order to pay any such tax;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.

In addition, all distributions to domestic stockholders made before the beginning of the tax year for which we elect to qualify as a REIT, and all distributions thereafter, if we fail to qualify as a REIT, will be subject to tax as “qualified dividends” to the extent of our current and accumulated earnings and profits. The maximum U.S. federal income tax rate on the taxable portion of such “qualified dividends” is 20% for 2013 and thereafter. If we do fail to qualify as a REIT, we would not be required to make distributions to stockholders, and any distributions to stockholders that are U.S. corporations might be eligible for the dividends received deduction.

As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital and could adversely affect the value of our common stock.

Complying with REIT requirements may cause us to forego or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego investments we might otherwise make.

In particular, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities other than government securities, securities of TRSs and qualified real estate assets generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets other than government securities, securities of TRSs and qualified real estate assets can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs.

If we fail to comply with these requirements, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to dispose of otherwise attractive investments in order to satisfy REIT requirements. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

We will have corporate income tax liability for taxes attributable to taxable years prior to our REIT election, which taxes will reduce our cash available for distribution to stockholders.

We were subject to regular corporate income taxation for our taxable year ended December 31, 2012, and will potentially be for the taxable year ending December 31, 2013, depending upon whether we qualify as a REIT for that year. In addition, if we were determined, as the result of a tax audit or otherwise, to have an unpaid corporate income tax liability for any taxable years during which we were classified as a C corporation for U.S. federal income tax purposes, we would be responsible for paying such tax liability, notwithstanding our subsequent qualification as a REIT. In either case, the payment of taxes would cause us to have less cash on hand to make distributions to stockholders.

Failure to make required distributions, both prior to and following our REIT election, would jeopardize our REIT status, which could require us to pay taxes and negatively impact our cash available for future distribution.

In order to qualify and to maintain our qualification as a REIT, each year we must distribute to our stockholders at least 90% of our taxable income, other than any net capital gains. To the extent that we satisfy the distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

•	85% of our ordinary income for that year;

•	95% of our capital gain net income for that year; and

•	100% of our undistributed taxable income from prior years.

We intend to pay out our income to our stockholders in a manner intended to satisfy the distribution requirement applicable to REITs and to avoid corporate income tax and the 4% excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year.

In addition, to qualify as a REIT, we are required to distribute our non-REIT earnings and profits accumulated before the effective date of our REIT election. As of December 31, 2012, we estimate that our non-REIT accumulated earnings and profits were approximately $5.1 million. This amount does not include an additional $2.1 million of federal income taxes related to $6.1 million of non-REIT earnings and profits associated with a deferred intercompany gain resulting from land transfers, described elsewhere in this Form 10-K, that we will recognize immediately prior to the beginning of the initial taxable year for which we elect to be taxed as a REIT. We intend to distribute any non-REIT earnings and profits, including the profits associated with the deferred intercompany gain, to stockholders prior to December 31 of the first year for which we elect REIT status, in order to eliminate our non-REIT earnings and profits. If we are unable to fully distribute our non-REIT earnings and profits, we would fail to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders of regular corporations taxed at individual income tax rates is 20% for 2013 and thereafter. Dividends payable by REITs, however, generally are not eligible for the reduced rates. More favorable rates applicable to regular corporate qualified dividends may cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends.

If we fail to meet stock ownership diversification requirements, we would fail to qualify as a REIT, which could require us to pay taxes and negatively impact our cash available for future distribution.

In order to qualify as a REIT, no more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year beginning with the second year for which we elect to be treated as a REIT. In order to facilitate compliance with this requirement, our articles of incorporation prohibit any individual from owning more than 3.3% in value of our outstanding stock. Pursuant to an exception from this limit approved by our Board of Directors, David Gladstone owns approximately 27% of our outstanding common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owns approximately 15% of our outstanding common stock (these shares are attributed to Mr. Gladstone for purposes of the REIT stock ownership diversification requirements). Our Board of Directors may also reduce the 3.3% ownership limitation if it determines that doing so is necessary in order for us to qualify for REIT treatment. However, such a reduction would not be effective for any stockholder who beneficially owns more than the reduced ownership limit.

In order to ensure that we satisfy the ownership diversification requirement described above, Mr. Gladstone’s percentage ownership of the value of our outstanding stock may need to decrease to approximately 36.8% by the second half of the taxable year following the initial taxable year for which we elect to be treated as a REIT. We expect that Mr. Gladstone’s percentage ownership will decline over time as a result of dilution from future equity offerings. However, there is no guarantee that we will be able to complete additional offerings or that we will be able to do so to an extent and over a time frame that would allow us to qualify for REIT treatment in 2013 or 2014, as we currently intend. If we are unable to ensure that we satisfy the ownership diversification requirement, either through a reduction of the ownership limit, a decline in Mr. Gladstone’s percentage ownership or both, we could fail to qualify as a REIT, which could require us to pay taxes and negatively impact our cash available for future distribution.

We will not seek to obtain a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT for federal income tax purposes.

We have not requested, and do not expect to request, a ruling from the IRS that we qualify as a REIT. An IRS determination that we do not qualify as a REIT would deprive our stockholders of the tax benefits of our REIT status only if the IRS determination is upheld in court or otherwise becomes final. To the extent that we challenge an IRS determination that we do not qualify as a REIT, we may incur legal expenses that would reduce our funds available for distribution to stockholders.

The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status.

The IRS may take the position that transactions in which we acquire a property and lease it back to the seller do not qualify as leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the asset or income tests required for REIT qualification and consequently could lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated, which could cause us to fail the distribution test for REIT qualification.

Investments in our common stock may not be suitable for pension or profit-sharing trusts, Keogh Plans or individual retirement accounts, or IRAs.

If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, IRA or benefit plan in us, you should consider:

•	whether your investment is consistent with the applicable provisions of the Employee Retirement Income Security Act, or ERISA, or the Code;

•	whether your investment will produce unrelated business taxable income, or UBTI, to the benefit plan; and

•	your need to value the assets of the benefit plan annually.

We do not believe that under current ERISA law and regulations that our assets would be treated as “plan assets” for purposes of ERISA. However, if our assets were considered to be plan assets, our assets would be subject to ERISA and/or Section 4975 of the Code, and some of the transactions we have entered into with our Adviser and its affiliates could be considered “prohibited transactions” which could cause us, our Adviser and its affiliates to be subject to liabilities and excise taxes. In addition, our officers and directors, our Adviser and its affiliates could be deemed to be fiduciaries under ERISA and subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary within the meaning of ERISA with respect to a purchase by a benefit plan.

If our Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income may be subject to taxation.

We intend to maintain the status of the Operating Partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a re-characterization of an underlying property owner could also threaten our ability to maintain REIT status.

Our ownership of and relationship with TRSs will be limited, and our failure to comply with the limits would jeopardize our REIT status and could result in the application of a 100% excise tax.

We have elected to treat Gladstone Land Advisers, Inc., a wholly-owned subsidiary of our Operating Partnership, as a TRS. We may also form other TRSs as part of our overall business strategy. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Our TRSs will pay federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. We anticipate that the aggregate value of any TRS stock and securities owned by us will be less than 25% of the value of our total assets, including the TRS stock and securities. We will evaluate all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our securities.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our security holders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Risks Relating to the Market for our Common Stock

Sales of shares of our common stock, or the perception that such sales will occur, may have adverse effects on our share price.

We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, including shares of common stock issuable upon the conversion of units of our Operating Partnership that we may issue from time to time or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

An increase in market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution yield, which is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution yield on our common stock or may seek securities paying higher dividends or interest. The market price of our common stock likely will be based primarily on the earnings that we derive from rental income with respect to our properties and our related distributions to stockholders, and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our common stock, and such effects could be significant. For instance, if interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease because potential investors may require a higher distribution yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors. We have elected to delay adoption of new or revised accounting standards after we become public, and consequently our financial statements may not be comparable to those of other public companies.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” through the year ending December 31, 2018, unless the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that the company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of this extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies for as long as we maintain our emerging company status and do not revoke this election. Accordingly, the accounting standards that we apply while we remain an emerging growth company may differ materially from the accounting standards applied by other similar public companies, including emerging growth companies that have elected to opt out of this extended transition period. This election could have a material impact on our financial statements and the comparability of our financial statements to the financial statements of similar public companies. This potential lack of comparability could make it more difficult for investors to value our securities, which could have a material impact on the price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about our 12 farm properties as of December 31, 2012.

Property Name	Location	Date Acquired	Encumbrances	Cost Basis(1)	Value Basis	Valuation Methodology(2)	Number of Farms	Number of Leases	Farmable Acres	Total Acres	Lease Expiration Date
San Andreas	Watsonville, CA	6/16/1997	$100,000	$4,929,307	$9,730,000	Appraisal	1	1	237	306	12/31/2014
West Gonzales	Oxnard, CA	9/15/1998	14,035,200	15,185,928	45,500,000	Appraisal	1	2	501	653	12/31/2013
West Beach	Watsonville, CA	1/3/2011	5,280,000	8,472,073	8,490,000	Appraisal	3	1	195	198	10/31/2013
Dalton Lane	Watsonville, CA	7/7/2011	2,695,680	2,808,000	2,840,000	Appraisal	1	1	70	72	10/31/2015
Keysville Road	Plant City, FL	10/26/2011	1,200,000	1,227,816	1,412,000	Appraisal	2	1	50	59	7/1/2016
Colding Loop	Wimauma, FL	8/9/2012	3,507,000	3,499,644	3,550,000	Appraisal	1	1	181	219	6/14/2013
Trapnell Road	Plant City, FL	9/12/2012	4,000,000	4,000,000	3,937,000	Appraisal	3	1	110	124	6/30/2017

			$30,817,880	$40,122,768	$75,459,000		12	8	1,344	1,631

(1)	Includes the initial acquisition price plus subsequent improvements on the properties
(2)	Represents values based on appraisals performed between June 2011 and September 2012

The following table summarizes the lease expirations by year for our properties with leases in place as of December 31, 2012:

Lease Expiration Year	Number of Expiring Leases	Expiring Leased Acreage	% of Total Acreage	Rental Income for the Year Ended December 31, 2012	% of Total Rent
2013	4	1,070	65.6%	$2,673,567	78.9%
2014	1	306	18.8%	431,655	12.7%
2015	1	72	4.4%	144,076	4.2%
2016	1	59	3.6%	68,335	2.0%
2017	1	124	7.6%	72,961	2.2%
2018 +	0	0	0.0%	—	0.0%

	8	1,631	100.0%	$3,390,594	100.0%

The following table summarizes the geographic locations of our properties with leases in place as of December 31, 2012 and 2011:

	As of and for the Year Ended December 31, 2012					As of and for the Year Ended December 31, 2011
State	Number of Leases	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Leases	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California	5	1,229	75.4%	$3,183,739	93.9%	5	1,229	95.4%	$2,951,591	99.6%
Florida	3	402	24.6%	206,855	6.1%	1	59	4.6%	12,491	0.4%

	8	1,631	100.0%	$3,390,594	100.0%	6	1,288	100.0%	$2,964,082	100.0%

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began being traded on the NASDAQ Global Market, or NASDAQ, under the symbol “LAND,” on January 29, 2013. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at $15.00 per share on January 28, 2013. The following table sets forth the range of the high and low sale prices of our common stock on NASDAQ and the distributions per common share for the period indicated. Distributions to common stockholders are declared quarterly and paid monthly.

	Price Range		Distributions per
Period	High	Low	Common Share
2013: Jan 29 - Jan 31	$15.49	$14.49	$—
Feb 1 - Feb 28	15.50	14.00	0.04
Mar 1 - Mar 22	15.54	14.90	0.04

As of March 18, 2013, there were 1,471 beneficial owners of our common stock.

Our Board of Directors regularly evaluates our per share distribution payments as they monitor the capital markets and the impact that the economy has upon us. The decision as to whether to authorize and pay distributions on shares of our common stock in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole and absolute discretion of our Board of Directors in light of conditions then existing, including our earnings, taxable income, FFO, financial condition, liquidity, capital requirements, debt maturities, the availability of capital, contractual prohibitions or other restrictions and legal requirements (including applicable requirements that we must satisfy to qualify and to maintain our qualification to be taxed as a REIT) and general overall economic conditions and other factors. While the statements above concerning our distribution policy represent our current expectations, any actual distribution payable will be determined by our Board of Directors based upon the circumstances at the time of declaration and the actual number of common shares then outstanding, and any common distribution payable may vary from such expected amounts.

To qualify as a REIT, we are required to make ordinary dividend distributions to our common stockholders. The amount of these distributions must equal at least:

•

the sum of (A) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and capital gain) and (B) 90% of the net income (after tax), if any, from foreclosure property, less

•	the sum of certain non-cash items.

For federal income tax purposes, our common distributions generally consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a stockholder’s basis in its shares of stock and will not be taxable to the extent of the stockholder’s basis in its shares of our stock. To the extent a distribution exceeds the stockholder’s share of both our current and accumulated earnings and profits and the stockholder’s basis in its shares of our stock, that distribution will be treated as a gain from the sale or exchange of that stockholder’s shares of our stock. Every year, we notify stockholders of the taxability of distributions paid to stockholders during the preceding year.

Use of Proceeds from Recent Sales of Registered Securities

On January 28, 2013, our registration statement on Form S-11 (SEC File No. 333-183965) for the IPO of our common shares of beneficial interest became effective and we closed our IPO in January 2013. We sold 3,780,264 shares of the Company’s common shares of beneficial interest in connection with the IPO at a public offering price of $15.00 per share, including shares that were issued in February 2013 in connection with the underwriters’ option to cover over-allotments. The IPO resulted in gross proceeds of $56.7 million and net proceeds of approximately $51.5 million, after deducting underwriting discounts of approximately $4.0 million, offering expenses borne by us of approximately $1.2 million and $25,000 of reimbursements made by us to the underwriters for certain out-of-pocket expenses incurred by them in connection with the IPO. None of these expenses were paid directly or indirectly to our directors, officers or associates, or to persons owning 10% or more of our common stock or that of other affiliates.

We intend to use these primarily to buy farms and farm-related properties, as well as for other general corporate purposes. We estimate that it will take approximately 12 months for us to substantially invest the net proceeds from the IPO, depending on the availability of appropriate opportunities and market conditions. However, to date, we have not invested any of the net proceeds, and we do not have binding commitments to purchase any properties. Janney Montgomery Scott LLC acted as sole book runner for the IPO. JMP Securities LLC acted as co-lead manager, and J.J.B. Hilliard, W.L. Lyons, LLC, Ladenburg Thalmann & Co. Inc., Maxim Group LLC, National Securities Corporation, Sidoti & Company, LLC, Dominick & Dominick LLC, Boenning & Scattergood, Inc. and Southwest Securities, Inc. acted as co-managers for the IPO.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the fiscal years ended December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements. The data should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this report.

	As of and For the Years Ended December 31,
	2012	2011	2010
Operating Data:
Total operating revenue	$3,390,594	$2,964,082	$2,418,111
Total operating expenses	(1,488,979)	(1,681,254)	(853,530)
Other expense	(1,000,923)	(1,269,098)	(687,454)

Net income before income taxes	900,692	13,730	877,127
Provision for income taxes	(300,319)	(7,511)	(316,604)

Net income	$600,373	$6,219	$560,523

Share and Per Share Data:
Earnings per weighted average common share—basic and diluted	$0.22	$0.00	$0.20

Weighted average common shares outstanding—basic and diluted	2,750,000	2,750,000	2,750,000
Supplemental Data:
Net income	$600,373	$6,219	$560,523
Real estate depreciation and amortization	474,480	505,568	317,244

Funds from operations(1)	$1,074,853	$511,787	$877,767

Balance Sheet Data:
Real estate, gross	$39,678,968	$32,399,715	$19,551,350
Total assets	40,500,901	32,768,277	29,034,484
Mortgage notes payable and borrowings under line of credit	30,817,880	24,133,000	19,755,621
Total stockholders’ equity	8,136,726	7,536,353	8,547,633
Total common shares outstanding	2,750,000	2,750,000	2,750,000

(1)	Funds From Operations (“FFO”) is a term defined by the National Association of Real Estate Investment Trusts (“NAREIT”).

FFO was developed by NAREIT as a relative non-GAAP, supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and excluding any impairment write-downs, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to either net income as an indication of our performance or to cash flow from operations as a measure of liquidity or ability to make distributions to stockholders. Comparison of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

Basic and diluted funds from operations, or Basic and Diluted FFO, per share is calculated as FFO available to common stockholders divided by the weighted average common shares outstanding. We believe that FFO available to common stockholders and Basic and Diluted FFO per share are useful to investors because they provide investors with a further context for evaluating our FFO results in the same manner that investors use net income and earnings per share, or EPS, in evaluating net income available to common stockholders. In addition, since most REITs provide FFO available to common stockholders and Basic and Diluted FFO per share information to the investment community, we believe these are useful supplemental measures for comparing us to other REITs. We believe that net income is the most directly-comparable GAAP measure to FFO, and basic and diluted EPS is the most directly-comparable GAAP measure to Basic and Diluted FFO per share.

The following table provides a reconciliation of our FFO for the years ended December 31, 2012, 2011 and 2010 to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average common share:

	For the Years Ended December 31,
	2012	2011	2010
Net income	$600,373	$6,219	$560,523
Add: Real estate depreciation and amortization	474,480	505,568	317,244

FFO available to common stockholders	$1,074,853	$511,787	$877,767

Weighted average common shares outstanding—basic & diluted	2,750,000	2,750,000	2,750,000
FFO per weighted average common share—basic and diluted	$0.39	$0.19	$0.32

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

OVERVIEW

General

We are an externally-managed real estate company that currently owns twelve farms, six of which are in California and six of which are in Florida. These farms are currently leased to six separate tenants that are either corporate or independent farmers. We intend to acquire more farmland that is or will be leased to farmers, and we expect that most of our future tenants will be medium-sized independent farming operations or large corporate farming operations that are unrelated to us. We may also acquire property related to farming, such as cooling facilities, freezer buildings, packing houses, facilities used for storage and assembling boxes, known as box barns, silos, storage facilities, green houses, processing plants, packing buildings, and distribution centers. We intend to lease our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying us rent plus taxes, maintenance and insurance. We may also elect to sell farmland at such times, as the land could be developed by others for urban or suburban uses.

To a lesser extent, we may provide senior secured first lien mortgages to farmers for the purchase of farmland and properties related to farming. We expect that any mortgages we make would be secured by farming properties that have been in operation for over five years with a history of crop production and profitable farming operations. We have not currently identified any properties for which to make loans secured by properties.

We were incorporated in 1997 primarily for the purpose of operating strawberry farms through our subsidiary, Coastal Berry Company, LLC, or Coastal Berry, a company that provided growing, packaging, marketing and distribution of fresh berries and other agricultural products. We operated Coastal Berry as our primary business until 2004, when it was sold to Dole Food Company, or Dole.

Since 2004, our operations have consisted solely of leasing our farms, of which five are located in or near Watsonville, California; one is near Oxnard, California, or the West Gonzales Farm, five are near Plant City, Florida; and one is near Wimauma, Florida. We also lease a small parcel on our West Gonzales Farm to an oil company. We do not currently intend to enter into the business of growing, packing or marketing farmed products. However, if we do so in the future we expect that it would be through a taxable REIT subsidiary, or TRS.

We intend to elect to be taxed as a real estate investment trust, or REIT, for federal income tax purposes beginning with either our taxable year ending December 31, 2013, or December 31, 2014. Gladstone Management Corporation, or our Adviser, manages our real estate portfolio.

We intend to use the net proceeds from our initial public offering, which closed on January 31, 2013, or our IPO, primarily to purchase more farmland. We intend to lease our farm properties to corporate farmers or independent farmers that sell through national corporate marketers-distributors. We currently have no plans to make mortgage loans on farms, but we may use a small portion of the net proceeds from the IPO to make mortgage loans on farms and farm-related properties. We expect to earn rental and interest income from our investments.

We will conduct substantially all of our investment activities through, and all of our properties will be held directly or indirectly by, Gladstone Land Limited Partnership, or our Operating Partnership. We will control our Operating Partnership as its sole general partner, and we will also initially own, directly or indirectly, all limited partnership units, or Units, of our Operating Partnership. We expect to offer equity ownership in our Operating Partnership by issuing Units from time to time in exchange for agricultural real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the realization of gains until they redeem the Units or sell the Units for cash. Persons who receive Units in our Operating Partnership in exchange for real estate or interests in entities that own real estate will be entitled to redeem these Units for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the Units for one year.

Whenever we issue common stock for cash, we will be obligated to contribute any net proceeds we receive from the sale of the stock to our Operating Partnership and our Operating Partnership will, in turn, be obligated to issue an equivalent number of Units to us. Our Operating Partnership will distribute the income it generates from its operations to us and its limited partners on a pro rata basis. At present, we are the sole limited partner in our Operating Partnership. We will, in turn, distribute the amounts we receive from our Operating Partnership to our stockholders in the form of monthly cash distributions. We intend to qualify as a REIT for federal tax purposes beginning with our taxable year ending either December 31, 2013, or December 31, 2014. If we qualify and elect to be taxed as a REIT, we would generally not be required to pay federal and state income taxes on the distributions we make to our stockholders, other than any distribution made to eliminate our earnings and profits for periods prior to our REIT election. Any TRS through which we may operate will be required to pay federal and state income taxes on its taxable income. We will also be subject to regular corporate income tax on our taxable income for the year ended December 31, 2012, and potentially for the year ending December 31, 2013.

Leases

We anticipate that most of our agricultural leases for properties growing row crops will have initial terms of two to five years, often with options to extend the lease further, and will be payable semi-annually at a fixed rate, with one-half due at the beginning of the year and the other half due later in the year. We anticipate that most of our agricultural leases for properties growing long term plants such as trees, bushes and vines will have longer term leases with similar payment terms. Leases generally will be on a triple-net basis, which means that they will require the tenant to pay taxes, insurance (including drought insurance for properties that depend upon rain water for irrigation), water costs, maintenance and other operating costs. We expect that leases with longer terms, such as for five or ten years, would contain provisions, often referred to as escalation clauses, that provide for annual increases in the amounts payable by the tenants. The escalation clause may be a fixed amount each year or be variable based on standard cost of living figures. In addition, some long-term leases may require a regular survey of comparable land rents, with an adjustment to reflect the current rents. We do not expect to enter into leases that include variable rent based on the success of the harvest each year. All of our current leases are on a triple-net basis with original lease terms ranging from less-than-one to nine years.

We monitor our tenants’ credit quality on an ongoing basis by, among other things, conducting site visits of the properties to ensure farming operations are taking place and to assess the general maintenance of the properties. To date, no changes to credit quality of our tenants have been identified and all tenants continue to pay as agreed.

Lease Expirations

Farm leases are generally short term in nature, so in any given year we expect to have multiple leases up for renewal or extension. We have four leases expiring in 2013: one on 198 acres of farmland consisting of three farms near Watsonville, California, or our West Beach Farms; two on our West Gonzales Farm; and one on 219 acres of farmland near Wimauma, Florida, or our Colding Loop Farms. Collectively, these leases accounted for approximately 78.9% of our rental income for the year ended December 31, 2012. The current rental rates on the West Beach Farms and the Colding Loop Farm were negotiated in 2012, while the current rental rate on West Gonzales Farm was negotiated in 2011. Because the rental rates on all of these leases have been recently negotiated, we anticipate being able to renew each of these leases prior to their expiration in 2013 at the same, if not better, rental rates. While we have begun negotiations with the tenants to renew the respective leases, there can be no assurance that we will be able to renew the leases at rates favorable to us, if at all. In addition, we believe that average rental rates for other farms in the regions where our current properties are located have not declined since we entered into our leases for those properties.

Mortgages

We may also make loans to farmers for the purchase of farmland and other properties related to farming, not to exceed 5.0% of the fair value of our total assets, over time. These loans would be secured by mortgages on the property. In the event that we make any such loans, we expect that the typical mortgage would carry a fixed interest rate, over a term of three to five years, and will require interest-only payments with no amortization of the principal until maturity. The mortgage will be set up to have the senior claim on the property but will not require the owner to guarantee the mortgage personally. If we make mortgage loans, we intend to provide borrowers with a conditional put option giving them the right to sell the property to us at a predetermined fair market value, and we also may have a call option to buy the property from the borrower.

Business Environment

The United States, or U.S., continues to feel the lingering impact of the recession that began in late 2007. The U.S. is beginning to see long-term signs of recovery as the unemployment rate has decreased over the last several months, housing starts and building permits rose in September 2012 to the highest level in four years, and prices for single-family homes increased across 20 U.S. cities because of a dwindling surplus in the housing market. However, the economic situation in Europe continues to be unpredictable and will need to stabilize for the economy to fully recover, and the U.S. will need to come to a long-term solution for the debt crisis the country currently faces. As a result, conditions within the U.S. capital markets generally, and the U.S. real estate capital markets particularly, continue to experience certain levels of dislocation and stress. These economic conditions could materially and adversely impact the financial condition of one or more of our tenants and, therefore, could increase the likelihood that a tenant may declare bankruptcy or default upon its payment obligations arising under a related lease.

Recent Developments

Initial Public Offering of our Common Stock

On January 28, 2013, we priced our IPO of 3,333,334 shares of our common stock at a public offering price of $15.00 per share, which closed on January 31, 2013. Including the underwriters’ option to cover over-allotments, which option was exercised on February 19, 2013, a total of 3,780,264 shares were issued, resulting in gross proceeds of $56.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $51.5 million. We intend to use the net proceeds from the IPO and the underwriters’ exercise of the over-allotment primarily to buy farms and farm-related properties, as well as for other general corporate purposes.

Investment Activity

During the year ended December 31, 2012, the following significant investment activities occurred:

•

On March 5, 2012, our tenant occupying a 72-acre property in Watsonville, California, the Dalton Lane Farm, exercised its option to extend the lease covering this property for an additional three-year period, through October 2015. The lease was originally set to expire in October 2012. The lease provides for prescribed rent escalations over the life of the lease, with annualized, GAAP straight-line rents of $142,500.

•

On August 9, 2012, we acquired the Colding Loop Farm, comprised of 219 acres of row crop farmland near Wimauma, Florida, for a purchase price of approximately $3.4 million. We funded this acquisition with cash on hand and borrowings of $3.0 million from our existing credit facility. In September 2012, we repaid $2.7 million of our borrowings under the credit facility with a mortgage loan from Metropolitan Life Insurance Company, or MetLife, in the aggregate amount of $7.5 million, which was also used to finance the acquisition of the Trapnell Road Farms, as described below. At closing, we were assigned the existing triple-net lease, which expires on June 14, 2013. Under the current lease, GAAP rental income for the remaining 10 months of the lease is $141,274, which translates into $166,205 on an annual basis.

•

On September 12, 2012, we acquired three farms comprised of an aggregate of 124 acres of row crop farmland near Plant City, Florida, for an aggregate purchase price of approximately $4.0 million, the Trapnell Road Farms. We funded this acquisition with a $7.5 million mortgage loan from MetLife, which was also used to repay our borrowings under our existing credit facility for the acquisition of the Colding Loop Farm described above. At closing, we were assigned the existing triple-net lease, which expires on June 30, 2017. The tenant has one option to extend the lease for one additional five-year term. The lease provides for prescribed rent escalations over the life of the lease, with annualized, GAAP straight-line rents of $241,630.

Financing Activity

On December 14, 2012, we amended our loan agreement with MetLife, which extended the period in which we may draw on the long-term note payable to December 14, 2013. As amended in December 2012, the loan agreement provides for up to three future disbursements, not to exceed $13.6 million, in aggregate, on or before December 14, 2013, none of which have been drawn to date. The loan agreement matures on January 5, 2026. For additional information regarding the long-term note payable to MetLife, please refer to Note 6, Mortgage Notes Payable and Lines of Credit, in the notes to our consolidated financial statements located elsewhere in this Form 10-K.

Our Adviser and Administrator

Advisory and Administration Agreements

Since 2004, we have been externally managed pursuant to a contractual investment advisory arrangement with our Adviser, or the Advisory Agreement, under which our Adviser has directly employed certain of our personnel and paid its payroll, benefits and general expenses directly. Prior to January 1, 2010, the Advisory Agreement also covered the administrative services we received from Gladstone Administration, LLC, or our Administrator, which, until January 1, 2010, was a wholly-owned subsidiary of our Adviser. Since January 1, 2010, we have received administrative services pursuant to a separate administration agreement with our Administrator, or the Administration Agreement. Upon closing of our IPO, on January 31, 2013, we entered into amended and restated versions of the Advisory Agreement with our Adviser, or the Amended Advisory Agreement, and the Administration Agreement with our Administrator, or the Amended Administration Agreement.

Advisory Agreement and Administration Agreement

Advisory Agreement

Under our Advisory Agreement, we were required to reimburse our Adviser for our pro-rata share of our Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters. Until January 1, 2010, this obligation also extended to administrative services provided to us by our Administrator, which, until January 1, 2010, was a wholly-owned subsidiary of our Adviser. During the years ended December 31, 2012, 2011 and 2010, these expenses were $224,931, $198,053 and $118,649, respectively.

Under our Advisory Agreement, we were also required to reimburse our Adviser for our pro-rata portion of all other expenses of our Adviser not reimbursed under the arrangements described above, which we refer to as overhead expenses, equal to the total overhead expenses of our Adviser multiplied by the ratio of hours worked by our Adviser’s (and until January 1, 2010, our Administrator’s) employees on our projects to the total hours worked by our Adviser’s (and until January 1, 2010, our Administrator’s) employees. However, we were only required to reimburse our Adviser for our portion of its overhead expenses if the amount of payroll and benefits we reimburse to our Adviser was less than 2.0% of our average invested assets for the year. Additionally, we were only required to reimburse our Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of our average invested assets for the year. Our Adviser is required to reimburse us annually for the amount by which amounts billed to and paid by us exceed this 2.0% limit during a given year. To date, these amounts have never exceeded the 2.0% limit, and therefore we have never received any such reimbursement. During the years ended December 31, 2012, 2011 and 2010, we reimbursed to our Adviser $42,349, $43,013 and $24,666, respectively, of overhead expenses. The aggregate amounts paid to our Adviser, as described herein, resulted in total management advisory fees for years ended December 31, 2012, 2011 and 2010 of $267,280, $241,066 and $143,315, respectively.

Administration Agreement

From January 1, 2010, through January 31, 2013, we were required to reimburse our Administrator for our pro-rata portion of its payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters. During the years ended December 31, 2012, 2011 and 2010, this expense was $143,381, $51,323 and $57,329, respectively. We were also required to reimburse our Administrator for our pro-rata portion of its overhead expenses, equal to the total overhead expenses of our Administrator multiplied by the ratio of hours worked by our Administrator’s employees on our projects to the total hours worked by our Administrator’s employees. During the years ended December 31, 2012, 2011 and 2010, this expense was $37,017, $17,114 and $16,309, respectively. The aggregate amounts paid to our Administrator, as described herein, resulted in total administration fees for the years ended December 31, 2012, 2011 and 2010 of $180,398, $68,437 and $73,638, respectively.

Amended and Restated Advisory and Administration Agreements

Amended Advisory Agreement

Under the terms of the Amended Advisory Agreement that went into effect on February 1, 2013, we no longer reimburse our Adviser for our pro-rata share of its payroll, benefits and overhead expenses. Instead, we pay an annual base management fee during 2013 equal to 1.0% of our total stockholders’ equity, less the recorded value of any preferred stock we may issue and, for 2013 only, any uninvested cash proceeds from the IPO, which we refer to as our adjusted stockholders’ equity. We will also pay an additional incentive fee based on funds from operations, or FFO before giving effect to any incentive fee, or our pre-incentive fee FFO. Beginning in 2014, we expect to pay an annual base management fee equal to 2.0% of our adjusted total stockholders’ equity, which will no longer exclude any uninvested cash proceeds from the IPO, and an additional incentive fee based on our pre-incentive fee FFO. If the Amended Advisory Agreement had been in place during the years ended December 31, 2012, 2011 and 2010, we estimate that our base management fee for those periods would have been approximately $79,000, $76,000 and $82,000, respectively, as compared to the actual management advisory fee incurred during those periods per the Initial Advisory Agreement of $267,280, $241,066 and $143,315, respectively.

For purposes of calculating the incentive fee, our pre-incentive fee FFO will include any realized capital gains or losses, less any dividends paid on any preferred stock, but will not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our pre-incentive fee FFO for a particular calendar quarter exceeds a hurdle rate of 1.75%, or 7% annualized, of our adjusted stockholders’ equity at the end of the quarter. Our Adviser will receive 100% of the amount of the pre-incentive fee FFO for the quarter that exceeds the hurdle rate but is less than 2.1875% of our adjusted stockholders’ equity at the end of the quarter. Our Adviser will also receive an incentive fee of 20% of the amount of our pre-incentive fee FFO that exceeds 2.1875% for the quarter. If the Amended Advisory Agreement had been in place during the years ended December 31, 2012, 2011 and 2010, we estimate that we would have incurred incentive fees for those periods of approximately $275,000, $112,000 and $192,000, respectively. To date, no incentive fee has been recorded by us.

Amended Administration Agreement

Under the terms of the Amended Administration Agreement that went into effect on February 1, 2013, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent and our allocable portion of the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Unlike our Administration Agreement, which provided that our allocable portion of these expenses be based on the percentage of time that our Administrator’s personnel devoted to our affairs, under the Amended Administration Agreement, our allocable portion of these expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies for whom our Administrator provides services. If the Amended Administration Agreement had been in place during the years ended December 31, 2012, 2011 and 2010, we estimate that our administration fee for those periods would have been approximately $75,000, $69,000 and $51,000, respectively, as compared to the actual administration fee incurred during those periods per the Administration Agreement of $180,398, $68,437 and $73,638, respectively.

Emerging Growth Company

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that the company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Additionally, we are eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have elected to take advantage of this extended transition period, and, as a result, we will comply with new or revised accounting standards on the dates on which adoption of such standards is required for private companies for as long as we maintain our emerging company status and do not revoke this election. Accordingly, the accounting standards that we apply while we remain an emerging growth company may differ materially from the accounting standards applied by other similar public companies, including emerging growth companies that have elected to opt out of this extended transition period. This election could have a material impact on our financial statements and the comparability of our financial statements to the financial statements of similar public companies.

Critical Accounting Policies

The preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Management relies on its experience, collects historical data and current market data, and analyzes this information in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 2 to our consolidated financial statements included elsewhere in this Form 10-K. Below is a summary of accounting policies involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations.

Asset Impairment Evaluation

We will periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of an investment exist or that depreciation periods should be modified. In determining if impairment exists, management will consider such factors as our tenants’ payment history, the financial condition of our tenants, including calculating the current leverage ratios of tenants, the likelihood of lease renewal, business conditions in the industry in which our tenants operate and whether the carrying value of our real estate has decreased. If any of the factors above support the possibility of impairment, we will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the investment in such property is recoverable. In preparing the projection of undiscounted future cash flows, we will estimate the hold periods of the properties and cap rates using information we obtain from market comparability studies and other comparable sources. If impairment is indicated, the carrying value of the property will be written down to its estimated fair value. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations, as the changes would impact our determination of whether impairment is deemed to have occurred and the amount of impairment loss we would recognize.

Investments in Real Estate

We will record investments in real estate at cost and will capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. In a triple-net lease, the tenant generally provides repairs and maintenance. However, to the extent that we undertake repairs or maintenance, we will expense these costs of repairs and maintenance as they are incurred. We will compute depreciation using the straight-line method over 39 years or the estimated useful life, whichever is shorter, for buildings and improvements and 5 to 7 years for equipment. The estimated useful life of our buildings and improvements is 20 years.

We will be required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments will have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

Purchase Price Allocation

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under ASC 805. Other of our acquisitions involves the acquisition of farmland that is already being operated as rental property, which we will generally consider to be business combinations under ASC 805. In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition, whereas in the case of a business combination, we will expense these transaction costs as incurred. When we account for an acquisition as a business combination, we will record above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize the capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases, and we will amortize the capitalized below-market lease values (presented in the accompanying balance sheet as value of assumed lease obligations) as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Since our strategy will, to a large degree, involve sale-leaseback transactions with newly originated leases at market rates, we do not expect that the above-market and below-market in-place lease values will be significant for many of the transactions we will ultimately enter into.

We will measure the aggregate value of other intangible assets acquired based on the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers, such as discounted cash flow analysis. Factors to be considered by management in its analysis will include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. We will also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to primarily range from six to eighteen months, depending on specific local market conditions.

Management will also estimate costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors.

We will amortize the value of in-place leases to expense over the initial term of the respective leases, which we primarily expect to range from two to five years for properties growing row crops, with longer terms for properties growing long term plants such as trees, bushes and vines. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the asset. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

Income Taxes

Our financial results generally will not reflect provisions for current or deferred income taxes for taxable years beginning with the year for which we first elect to be taxed as a REIT, which is currently contemplated to be our taxable year ending either December 31, 2013, or December 31, 2014. Management believes that we will be organized and will operate in a manner that will allow us to qualify to be taxed as a REIT, and, as a result, we do not expect to pay substantial corporate-level income taxes for taxable years after our REIT election. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet any of those requirements, we would be subject to federal income tax, which could have a material, adverse impact on our results of operations and amounts available for distributions to our stockholders. Our TRS will pay taxes on its income, if any.

In connection with intercompany transfers of a 306-acre farm near Watsonville, California, or the San Andreas Farm, and the West Gonzales Farm in 2002 and of the San Andreas Farm again in 2004, we created taxable gains for both federal and state purposes. These taxable gains are generally based on the excess of the fair market value of the property over the tax basis of the property. These intercompany taxable gains are indefinitely deferred until a triggering event occurs, generally when the transferee or the transferor leave the consolidated group, as defined by the relevant tax law, or the property is sold to a third party. While there are taxable gains to the transferring entity, the receiving entity’s tax basis is the fair market value at the date of transfer. Thus a deferred tax liability is created related to the taxable gain to the transferring entity, and an offsetting deferred tax asset is created representing the basis difference created by the new tax basis of the receiving entity. As a result, the deferred tax assets and liabilities offset one another and there is no net impact to us. In accordance with ASC 740 and ASC 810, no tax impact is recognized in the consolidated financial statements as a result of intra-entity transfers of assets.

As a result of the transfers above, the related deferred tax assets and liabilities total approximately $2.2 million as of December 31, 2012. With respect to the federal amount of approximately $2.1 million, this will become payable when we make a REIT election, and as a REIT, we will no longer be able to obtain the benefit of the related deferred tax asset. As a result, we will reverse the deferred tax asset when we have completed all significant actions necessary to qualify as a REIT and are committed to a course of action for this to occur. The REIT election does not have the same impact on the state tax amount of approximately $0.1 million, and therefore these will continue to be deferred. The deferred tax liability reflected on the consolidated balance sheet will be reversed upon REIT status election.

In connection with our acquisition of the San Andreas Farm in February 2004 from SC Land, Inc., or SC Land, we created a deferred intercompany stock account, or DISA, at the state income tax level that was based upon the fair market value of the property at the time of that transfer. The resulting tax liability to us was approximately $98,000. We determined that the state income taxes of $98,000 related to the DISA became payable in 2009, and we are paying that amount over a five-year period through 2014.

In addition, we acquired the West Gonzales Farm in May 2009 from SC Land. SC Land was formally liquidated in June 2010; however, we have concluded that SC Land was de facto liquidated in May 2009, since the business operations of SC Land were effectively terminated as of that date. As a result, we will not be subject to a similar tax on the transfer of the West Gonzales Farm in 2009, as resulted from the 2002 and 2004 transfers discussed in the paragraphs above.

Furthermore, under California state law, we and our Adviser have historically been presumed to be unitary entities and therefore required to report our income on a combined basis, as David Gladstone was the sole stockholder of both entities, which is no longer the case, since our IPO in January 2013. The combined reporting application resulted in refunds related to previous income tax years. The combined refunds from 2006 through 2009 were approximately $166,000, all of which have been received.

Results of Operations

Comparison of the Fiscal Year Ended December 31, 2012, to the Fiscal Year Ended December 31, 2011

	For the Years Ended December 31,
	2012	2011	$ Change	% Change
Operating revenues:
Rental income	$3,390,594	$2,964,082	$426,512	14.4%

Total operating revenues	3,390,594	2,964,082	426,512	14.4%

Operating expenses:
Depreciation and amortization	474,480	505,568	(31,088)	-6.1%
Management advisory fee	267,280	241,066	26,214	10.9%
Administration fee	180,398	68,437	111,961	163.6%
Professional fees	245,414	612,596	(367,182)	-59.9%
Due diligence expense	153,494	63,489	90,005	141.8%
Property operating expense	89,371	61,584	27,787	45.1%
General and administrative	78,542	128,514	(49,972)	-38.9%

Total operating expenses	1,488,979	1,681,254	(192,275)	-11.4%

Operating income	1,901,615	1,282,828	618,787	48.2%

Other income (expense)
Interest and other income	6,063	10,864	(4,801)	-44.2%
Interest expense	(1,006,986)	(805,508)	(201,478)	25.0%
Loss on early extinguishment of debt	—	(474,454)	474,454	-100.0%

Total other expense	(1,000,923)	(1,269,098)	268,175	-21.1%

Net income before income taxes	900,692	13,730	886,962	6460.0%

Provision for income taxes	300,319	7,511	292,808	3898.4%

Net income	$600,373	$6,219	$594,154	9553.9%

Operating Revenues

Rental income increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, as a result of ten additional farm properties acquired throughout 2011 and 2012.

Operating Expenses

Depreciation and amortization expenses decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, as a result of a decrease in amortization of intangible assets from our property acquisitions during 2011. Intangible assets are amortized over the life of the lease, and the expiration of certain leases in 2011 led to lower related amortization in 2012.

The management advisory fee increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily as a result of the increased number of hours our Adviser’s employees spent on our matters related to due diligence on potential new acquisitions and as a result of efforts expended in connection with the preparation and filing of a registration statement with the Securities and Exchange Commission, or the SEC, for our IPO. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the Advisory Agreement.

The administration fee increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily as a result of the increased number of hours our Administrator’s employees spent on our matters, which were higher in 2012 as a result of efforts expended in connection with the preparation and filing of the registration statement with the SEC for our IPO. The administration fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Administrator in accordance with the terms of the Administration Agreement.

Professional fees, consisting primarily of legal and accounting fees, decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily as a result of professional fees incurred during 2010 for the preparation of the registration statement for our previously proposed public offering that was later withdrawn during 2011. These professional fees were capitalized in 2010 and subsequently expensed in 2011.

Due diligence expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our related due diligence analyses. Due diligence expenses increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to costs incurred relating to the acquisition of four additional farms during 2012, as well as costs incurred relating to other potential acquisitions that were passed over during the year.

Property operating expenses consist of franchise taxes, management fees, insurance and overhead expenses paid for certain of our properties. Property operating expenses increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to annual limited liability company, or LLC, fees paid to the state of California.

General and administrative expenses decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to additional stockholder-related expenses incurred in 2011 relating to the printing of our previous registration statement.

Other Income (Expense)

Interest expense increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011. This increase was a result of the increase in the outstanding principal balance on our mortgage note, as we borrowed additional funds for the acquisition of some of our properties during the second half of 2011 and during 2012.

The loss on early extinguishment of debt during the year ended December 31, 2011, was a result of an early repayment of our previous mortgage loan with RaboBank, Inc., or RaboBank. In connection with this prepayment, we incurred a prepayment penalty of $422,735. In addition, the unamortized deferred financing fees of $51,719 related to the RaboBank financing were expensed as part of the loss on early extinguishment of debt.

Provision for income taxes

The provision for income taxes increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011. This increase was a result of the increase in net income before income taxes because of the reasons discussed above.

Comparison of the Fiscal Year Ended December 31, 2011, to the Fiscal Year Ended December 31, 2010

	For the Years Ended December 31,
	2011	2010	$ Change	% Change
Operating revenues:
Rental income	$2,964,082	$2,418,111	$545,971	22.6%

Total operating revenues	2,964,082	2,418,111	545,971	22.6%

Operating expenses:
Depreciation and amortization	505,568	317,244	188,324	59.4%
Management advisory fee	241,066	143,315	97,751	68.2%
Administration fee	68,437	73,638	(5,201)	-7.1%
Professional fees	612,596	262,082	350,514	133.7%
Due diligence expense	63,489	—	63,489	100.0%
Property operating expense	61,584	7,516	54,068	719.4%
General and administrative	128,514	49,735	78,779	158.4%

Total operating expenses	1,681,254	853,530	827,724	97.0%

	1,282,828	1,564,581	(281,753)	-18.0%

Other income (expense)
Interest and other income	10,864	13,142	(2,278)	-17.3%
Interest expense	(805,508)	(700,596)	(104,912)	15.0%
Loss on early extinguishment of debt	(474,454)	—	(474,454)	-100.0%

Total other expense	(1,269,098)	(687,454)	(581,644)	84.6%

Net income before income taxes	13,730	877,127	(863,397)	-98.4%

Provision for income taxes	7,511	316,604	(309,093)	-97.6%

Net income (loss)	$6,219	$560,523	$(554,304)	-98.9%

Operating Revenues

Rental income increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, as a result of our acquisition of six farms during 2011, coupled with an increase in rent on the San Andreas Farm effective as of January 1, 2011.

Operating Expenses

Depreciation and amortization expenses increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, as a result of our property acquisitions during 2011.

The management advisory fee increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily as a result of the increased number of hours our Adviser’s employees spent on our matters related to the acquisitions of farm properties during 2011. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the Advisory Agreement.

The administration fee decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily as a result of the decreased number of hours our Administrator’s employees spent on our matters, which were higher in 2010 as a result of efforts expended in connection with the preparation and filing of a registration statement with the

SEC for a proposed initial public offering, which registration statement was later withdrawn in 2012. The administration fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Administrator in accordance with the terms of the Administration Agreement.

Professional fees, consisting primarily of legal and accounting fees, increased during the year ended December 31, 2011, as compared to the year ended December 31, 2010. During 2010, we incurred professional fees for the preparation of the registration statement that was later withdrawn for our previously proposed public offering. These professional fees were capitalized in 2010 and subsequently expensed in 2011.

Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our related due diligence analyses. Due diligence expense increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, as a result of costs incurred in connection with our property acquisitions during 2011.

Property operating expenses consist of franchise taxes, management fees, insurance and overhead expenses paid for certain of our properties. Property operating expenses increased during the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to LLC fees paid to the state of California for previous years. The LLC fees paid for previous years were not material to the previous years’ financial statements.

General and administrative expense increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to an increase in industry association dues and subscriptions and costs incurred for the preparation of the registration statement filed with the SEC in 2010 and withdrawn in 2012, which costs were capitalized in 2010 and subsequently expensed in 2011.

Other Income (Expense)

Interest expense increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010. This was a result of the increase in the outstanding principal balance on our mortgage note, as we borrowed additional funds for the acquisition of some of our properties during 2011.

The loss on early extinguishment of debt during 2011 was a result of the early repayment of our previous mortgage loan with RaboBank, as described above.

Provision for income taxes

The provision for income taxes decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010. This decrease was a result of the increase in net income before income taxes because of the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Overview and Future Capital Needs

To date, we have not invested any of the $51.5 million of net proceeds received in connection with the IPO in January 2013 in any new property acquisitions. However, we intend to use the capital we acquired as a result of our IPO and the proceeds of any indebtedness that we may incur in the future to purchase farms and farm-related properties, as well as to potentially make mortgage loans. We are actively seeking and evaluating acquisitions of additional farm properties that satisfy our investment criteria. All potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

Our sources of funds are primarily the net proceeds received in connection with the IPO, operating cash flows and borrowings, including our current line of credit that matures in April 2017. We believe that these cash resources will be sufficient to satisfy our cash requirements for the next 12 months.

Operating Activities

Net cash provided by operating activities during the years ended December 31, 2012 and 2011 was approximately $1.1 million and $1.9 million, respectively. A majority of cash from operating activities is generated from the rental payments we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage note payable, management fees to our Adviser and administrative fees to our Administrator, income taxes and other entity level expenses. The decrease in net cash provided by operating activities during the year ended December 31, 2012, was primarily a result of an increase in operating expenses from acquisitions during 2012, coupled with expenses incurred in connection with our IPO.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2012, was approximately $8.1 million, which represented the acquisition of four farms during 2012 and a $0.7 million certificate of deposit required on the Colding Loop Farm acquired in August 2012. Net cash used in investing activities during the year ended December 31, 2011, was approximately $4.8 million, which consisted of the acquisition of six farms during 2011. The $8.4 million for the three farms acquired in January 2011 was placed into escrow in December 2010, thus the purchase of this is reflected as a decrease in restricted cash on the statement of cash flows.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2012, was approximately $5.9 million, which primarily consisted of proceeds from borrowings under our mortgage notes payable. Net cash provided by financing activities for the year ended December 31, 2011 was approximately $2.9 million, which primarily consisted of net borrowings of $5.8 million under a mortgage note payable, partially offset by net repayments of $1.8 million on our line of credit and a distribution of $1.0 million paid to our stockholder. The dividends paid to our existing stockholder in 2011 were made from accumulated earnings and profits in anticipation of our future conversion to a REIT.

Contractual Obligations

The following table presents a summary of our material contractual obligations as of December 31, 2012:

		Payments Due by Period
		Less than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations(1)	$30,817,880	$1,228,715	$2,311,951	$2,230,693	$25,046,521
Interest on debt obligations(2)	11,204,801	1,040,878	2,012,542	1,849,604	6,301,777

Total	$42,022,681	$2,269,593	$4,324,493	$4,080,297	$31,348,298

(1)

Debt obligations represent borrowings under our mortgage note payable and line of credit that were outstanding as of December 31, 2012. The line of credit matures in April 2017, and the mortgage note payable matures in January 2026.

(2)

Interest on debt obligations includes estimated interest on our borrowings under our line of credit. The balance and interest rate on our line of credit are variable, thus the amount of interest calculated for purposes of this table was based upon the balance and interest rate as of December 31, 2012.

MetLife Mortgage Loan

On December 30, 2010, we entered into a loan agreement with MetLife in an amount not to exceed $45.2 million, pursuant to a long-term note payable. The note currently accrues interest at a rate of 3.50% per year, and the interest rate is subject to adjustment January 5, 2014, and every three years thereafter to then-current market rates. The note is scheduled to mature on January 5, 2026, and we may not repay the note prior to maturity, except on one of the four interest rate adjustment dates. The loan originally provided for three disbursements, which were drawn in 2011, and was amended on December 15, 2011, to provide for three additional disbursements, two of which were drawn prior to a December 2012 amendment. As amended in December 2012, the loan agreement provides for up to three future disbursements, none of which have been drawn to date.

To date, the following disbursements have occurred:

•	On December 30, 2010, the first disbursement of $5.5 million was made and was used to acquire the West Beach Farm, which was simultaneously pledged as collateral under the loan.

•

On February 4, 2011, the second disbursement of $14.6 million was made, the proceeds of which were used to repay in full the $11.2 million West Gonzales Note discussed below and to repay $3.0 million of the outstanding balance on our San Andreas Credit Facility, also discussed below. In connection with the second disbursement, we pledged the West Gonzales Farm as collateral under the loan.

•	On July 5, 2011, the third disbursement of $2.8 million was made and was used to acquire the Dalton Lane Farm, which was simultaneously pledged as collateral under the loan.

•	On April 9, 2012, the fourth disbursement of $1.2 million was made and was used to repay the outstanding balance under our San Andreas Credit Facility discussed below.

•

On September 12, 2012, the fifth disbursement of $7.5 million was made, of which $2.7 million was used to repay the outstanding balance under our San Andreas Credit Facility from our acquisition of Colding Loop Farm, as discussed below, and $4.0 million was used to acquire the Trapnell Road Farms. In connection with the fifth disbursement, the Colding Loop and Trapnell Road Farms were simultaneously pledged as collateral under the loan.

As of December 31, 2012, $30.7 million was outstanding under this loan. The three remaining disbursements may not exceed $13.6 million, in aggregate, and must be used solely to fund the acquisition of new properties. The interest rate for future disbursements will be based on prevailing market rates, and at the time of such disbursements, the interest rate on the loan will adjust to reflect the rate on the new disbursement blended with the existing rate on the then-outstanding loan amount. If we have not drawn such funds for the acquisition of new properties by December 14, 2013, MetLife has the option to be relieved of its obligation to disburse the additional funds to us under this loan.

Under the terms of our borrowings with MetLife, we may be required to agree to customary financial covenants as a condition of future equity issuances subsequent to the IPO or our election to be treated as a REIT.

San Andreas Credit Facility

In November 2002, we entered into a $3.25 million revolving credit facility with Rabo Agrifinance, or Agrifinance, which was scheduled to mature on December 1, 2017, secured by a mortgage on our San Andreas Farm. In May 2012 we repaid the outstanding balance under the credit facility in full and obtained a new revolving credit facility with MetLife. This new $4.785 million revolving credit facility matures on April 5, 2017. Our obligations under the new line of credit are secured by a mortgage on our San Andreas Farm. The interest rate charged on the advances under the new revolving facility is equal to the three-month LIBOR in effect at the beginning of each calendar quarter plus 3.00%, with a minimum annualized rate of 3.25%. We may use the advances under the credit facility for both general corporate purposes and the acquisition of new investments. On August 8, 2012, we drew $3.0 million on this credit facility to acquire the Colding Loop Farm; we subsequently repaid $2.7 million of this amount on September 13, 2012. As of December 31, 2012, there was $0.1 million outstanding under the line of credit, which is the minimum balance required under the facility.

Under the terms of the credit facility, we may be required to agree to customary financial covenants as a condition of future equity issuances after the IPO or our election to be treated as a REIT.

West Gonzales Note

In February 2006, we borrowed $13.0 million pursuant to a note payable to RaboBank, which was collateralized by a security interest in the West Gonzales Farm. The note accrued interest at an initial rate of 6.35% per year, with the interest rate to adjust every three years to the then-current market rate, as determined by the lender. On February 1, 2009, the interest rate was adjusted to 6.0%. The note was originally scheduled to mature on February 1, 2021. There was approximately $11.3 million outstanding on the note as of December 31, 2010. We repaid the note in full on February 4, 2011, and we incurred a prepayment penalty of $422,735 and expensed the unamortized deferred financing costs of approximately $51,719 in connection with the prepayment.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. While none of our existing leases contain escalations based on market interest rates, the interest rates on our existing borrowings are variable, and, in the case of the mortgage note payable to MetLife, the interest rate adjusts only once every three years. Although we seek to mitigate this risk by structuring such provisions of our leases to contain escalation rates or the rent adjustments to prevailing market rent at 2 to 3 year intervals, these features do not eliminate this risk. To date, we have not entered into any derivative contracts to attempt to manage our exposure to interest rate fluctuations.

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2012, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions, beyond an escalation rate, are taken to alter our existing interest rate sensitivity.

The following table summarizes the impact of a 1%, 2% and 3% increase in the three-month LIBOR for the year ended December 31, 2012. As of December 31, 2012, our effective average LIBOR was 0.35%; thus, a 1%, 2% or 3% decrease could not occur.

Interest Rate Changes	Increase to Rental Income	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$—	$1,000	$(1,000)
2% Increase to LIBOR	—	2,000	(2,000)
3% Increase to LIBOR	—	3,000	(3,000)

As of December 31, 2012, the fair value of our fixed-rate mortgage debt outstanding was approximately $30.7 million. However, interest rate fluctuations may affect the fair value of our fixed-rate mortgage debt. If interest rates had been one percentage point higher or lower than those rates in place at December 31, 2012, the fair value of our fixed-rate mortgage debt would have decreased or increased by $2.4 million and $2.7 million, respectively.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments, such as interest rate swaps and caps, in order to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change, including the recent Hurricane Sandy that impacted portions of the eastern United States in October 2012. Such severe weather that may result from climate change may have an adverse effect on individual properties we own.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Land Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity, and of cash flows present fairly, in all material respects, the financial position of Gladstone Land Corporation (the “Company”) and its subsidiaries at December 31, 2012, and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express opinions on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

/s/ PricewaterhouseCoopers LLP

McLean, VA

March 27, 2013

GLADSTONE LAND CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Real estate, at cost	$39,678,968	$32,399,715
Less: accumulated depreciation	(2,535,084)	(2,122,817)

Total real estate, net	37,143,884	30,276,898
Lease intangibles, net	208,060	49,882
Cash and cash equivalents	873,474	2,003,854
Deferred financing fees, net	304,150	226,306
Deferred offering costs, net	1,006,095	—
Other assets	965,238	211,337

TOTAL ASSETS	$40,500,901	$32,768,277

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Mortgage note payable	$30,717,880	$22,928,000
Borrowings under line of credit	100,000	1,205,000
Accounts payable and accrued expenses	913,649	409,750
Due to related parties(1)	104,782	53,856
Deferred tax liability	258,729	175,001
Other liabilities	269,135	460,317

Total Liabilities	32,364,175	25,231,924

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value, 20,000,000 shares authorized, 2,750,000 shares issued and outstanding	2,750	2,750
Retained earnings	8,133,976	7,533,603

Total Stockholder’s Equity	8,136,726	7,536,353

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$40,500,901	$32,768,277

(1)	Refer to Note 3, “Related-Party Transactions”

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
OPERATING REVENUES:
Rental income	$3,390,594	$2,964,082	$2,418,111

Total operating revenues	3,390,594	2,964,082	2,418,111

OPERATING EXPENSES:
Depreciation and amortization	474,480	505,568	317,244
Management advisory fee(1)	267,280	241,066	143,315
Administration fee(1)	180,398	68,437	73,638
Professional fees	245,414	612,596	262,082
Due diligence expense	153,494	63,489	—
Property operating expenses	89,371	61,584	7,516
General and administrative	78,542	128,514	49,735

Total operating expenses	1,488,979	1,681,254	853,530

OPERATING INCOME	1,901,615	1,282,828	1,564,581

OTHER INCOME (EXPENSE):
Interest income	1,830	2,958	3,241
Other income	4,233	7,906	9,901
Interest expense	(1,006,986)	(805,508)	(700,596)
Loss on early extinguishment of debt	—	(474,454)	—

Total other expense	(1,000,923)	(1,269,098)	(687,454)

Net income before income taxes	900,692	13,730	877,127

Provision for income taxes	300,319	7,511	316,604

NET INCOME	$600,373	$6,219	$560,523

EARNINGS PER WEIGHTED AVERAGE COMMON SHARE—basic and diluted	$0.22	$0.00	$0.20

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING—basic and diluted	2,750,000	2,750,000	2,750,000

(1)	Refer to Note 3, “Related-Party Transactions”

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock			Total
	Number		Retained	Stockholder’s
	of Shares	Par Value	Earnings	Equity
Balance at December 31, 2009	2,750,000	$2,750	$7,984,360	$7,987,110

Net income		—	560,523	560,523

Balance at December 31, 2010	2,750,000	$2,750	$8,544,883	$8,547,633

Net income		—	6,219	6,219
Distributions		—	(1,017,499)	(1,017,499)

Balance at December 31, 2011	2,750,000	$2,750	$7,533,603	$7,536,353

Net income		—	600,373	600,373

Balance at December 31, 2012	2,750,000	$2,750	$8,133,976	$8,136,726

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$600,373	$6,219	$560,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	474,480	505,568	317,244
Amortization of deferred financing fees	59,472	26,368	10,174
Amortization of acquired below market lease values	(45,852)	—	—
Deferred income taxes	83,728	(173,657)	13,824
Loss on early extinguishment of debt	—	474,454	—
(Increase) decrease in other assets	(124,184)	517,790	(531,545)
Increase in accounts payable, accrued expenses, and due to related parties	235,090	81,033	295,041
(Decrease) increase in other liabilities	(145,330)	460,317	—

Net cash provided by operating activities	1,137,777	1,898,092	665,261
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate investments	(7,499,644)	(13,071,774)	(50,117)
Increase (decrease) in restricted cash	—	8,367,902	(8,367,902)
Increase in certificates of deposit	(679,717)	—	—
Deposits on future acquisitions	(150,000)	(50,000)	—
Deposits refunded	200,000	—	—

Net cash used in investing activities	(8,129,361)	(4,753,872)	(8,418,019)
CASH FLOWS FROM FINANCING ACTIVITIES
Shelf offering registration costs, net	(686,339)	—	—
Borrowings from mortgage notes payable	8,707,000	17,428,000	5,500,000
Repayments on mortgage notes payable	(917,120)	(11,673,328)	(431,116)
Borrowings from line of credit	3,100,000	1,200,000	3,000,028
Repayments on line of credit	(4,205,000)	(3,000,028)	—
Financing fees	(137,337)	(48,531)	(152,427)
Distributions paid	—	(1,017,499)	—

Net cash provided by financing activities	5,861,204	2,888,614	7,916,485

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,130,380)	32,834	163,727
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,003,854	1,971,020	1,807,293

CASH AND CASH EQUIVALENTS, END OF YEAR	$873,474	$2,003,854	$1,971,020

Cash paid during year for interest	$854,876	$443,543	$689,505

Cash paid during year for income taxes	$464,772	$150,563	$352,779

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION
Offering costs included in accounts payable and accrued expenses	$319,756	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Gladstone Land Corporation, (the “Company”, “we”, “us”, “our”) was re-incorporated in Maryland on March 24, 2011, having been re-incorporated in Delaware on May 25, 2004, and having been originally incorporated in California on June 14, 1997. The Company exists primarily for the purpose of engaging in the business of owning and leasing farmland. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation (the “Adviser”). As of December 31, 2012, our chairman, David Gladstone, was the sole beneficial shareholder.

Subsidiaries

We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership, a Delaware limited partnership, or the Operating Partnership. As we currently own, directly or indirectly, all of the general and limited partnership interests of the Operating Partnership, the financial position and results of operations of the Operating Partnership are consolidated with those of the Company.

Gladstone Land Partners, LLC, a Delaware limited liability company, or Land Partners, and a subsidiary of ours, was organized to engage in any lawful act or activity for which a limited liability company may be organized in Delaware. Land Partners is the general partner of the Operating Partnership and has the power to make and perform all contracts and to engage in all activities necessary in carrying out the purposes of the Company, as well as all other powers available to it as a limited liability company. As we currently own all of the membership interests of Land Partners, the financial position and results of operations of Land Partners are consolidated with those of the Company.

Gladstone Land Advisers, Inc., a Delaware corporation, or Land Advisers, and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio. It is currently anticipated that this income will predominately consist of fees we receive related to the leasing of real estate. We may also provide ancillary services to farmers through this subsidiary, though there have been no such fees earned to date. Since we currently own 100% of the voting securities of Land Advisers, the financial position and results of operations of Land Advisers are consolidated with those of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Real Estate and Lease Intangibles

Our investments in real estate consist of farm land and improvements made to the farm land consisting of buildings, coolers, which are storage facilities used for cooling crops, and irrigation and drain systems. We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation using the straight-line method over the estimated useful life or 39 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification, or ASC, 805, “Business Combinations.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition. Other of our acquisitions involve the acquisition of farmland that is already being operated as rental property, which we will generally consider to be a business combination under ASC 805. Business combination guidance is generally applicable to us when farmland is acquired with leases in place at the time of acquisition. When an acquisition is considered a business combination, ASC 805 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, typically the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values. ASC 805 also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.

Whether our acquisitions our treated as an asset acquisition or a business combination under ASC 805, the fair value of the purchase price is allocated to the assets. Management’s estimates of fair value are made using methods similar to those used by independent appraisers (e.g., a discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, which primarily range from nine to eighteen months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the fair values of these assets. Real estate depreciation expense on these tangible assets was $412,267, $332,041 and $317,244 for the years ended December 31, 2012, 2011 and 2010, respectively.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate if fixed-rate renewal options, if any, should be included. Prior to our acquisitions in 2012, discussed in Note 5, “Real Estate and Intangible Assets,” all acquired leases were determined to be at market. In connection with the current-year acquisitions, we allocated $98,808 of the purchase price to below-market lease values. The capitalized below-market lease values, included in the accompanying consolidated balance sheets as part of other liabilities, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was $45,852 for the year ended December 31, 2012. There was no amortization related to below-market lease values recorded for the years ended December 31, 2011 and 2010.

The total amount of the remaining intangible assets acquired, which consist of in-place lease values, unamortized lease origination costs and customer relationship intangible values, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and our expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which range from less-than-one to nine years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the tangible assets acquired. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets was $62,213 and $173,527 for the years ended December 31, 2012 and 2011, respectively. There was no amortization related to intangible assets recorded for the year ended December 31, 2010.

Impairment of Real Estate Assets

We account for the impairment of real estate, including intangible assets, in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine if circumstances indicate impairment of the carrying value of the investment exists or if depreciation periods should be modified. If circumstances support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying value of the investment in such property is recoverable. In performing the analysis, we consider such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether there are indications that the fair value of the real estate has decreased. If the carrying amount is less than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

We will evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. We concluded that none of our properties were impaired as of December 31, 2012, and will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception.

Cash and Cash Equivalents

We consider cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. Our cash and cash equivalents at December 31, 2012 and 2011 were held in the custody of one financial institution, and our balance at times may exceed federally-insurable limits.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. These costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the related financing. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense. Total amortization expense related to deferred financing costs is included in interest expense and was $59,472, $26,368 and $10,174 for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred Offering Costs

We account for deferred offering costs in accordance with SEC Staff Accounting Bulletin, or SAB, Topic 5.A, which states that incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. Accordingly, we record costs incurred related to our initial public offering, or IPO, to other assets on our consolidated balance sheet and ratably apply these amounts to the cost of equity as stock is issued. The amount of deferred offering costs on our consolidated balance sheet as of December 31, 2012, were applied to the cost of equity in connection with our IPO in January 2013.

Other Assets

At December 31, 2012 and 2011, other assets consist primarily of accounts receivable, deposits held in a certificate of deposit, income taxes receivable and deferred rent receivable. The balance of income taxes receivable represent refunds expected related to prior tax years. See “ — Income taxes” below for more information.

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease, reported evenly over the non-cancelable term of the lease. Some of our leases contain rental increases at specified intervals; we recognize such revenues on a straight-line basis. Deferred rent receivable, included in other assets on the accompanying consolidated balance sheets, includes the cumulative difference between rental revenue, as recorded on a straight line basis, and rents received from the tenants in accordance with the lease terms. Capitalized above-market in-place leases and capitalized below-market in-place leases are included in Other assets and Other liabilities, respectively, on the accompanying balance sheets, the value of which is amortized into rental income over the life of the respective leases. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. We periodically review deferred rent receivable, as it relates to straight-line rents, and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions of the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectable accounts or record a direct write-off of the specific rent receivable. No such reserves or direct write-offs have been recorded to date.

Other Income

We record non-operating and unusual or infrequent income as other income on our Consolidated Statements of Operations. Other income recorded for the years ended December 31, 2012 and 2011 was primarily from additional interest earned on income tax refunds from the State of California. Other income recorded for the year ended December 31, 2010, was primarily from the settlement of a class action law suit from the company that insures our farms in California. See “ — Income taxes” below for more information on the income tax refunds.

Loss on Early Extinguishment of Debt

In February 2011, we used a portion of the proceeds from the issuance of our mortgage loan with Metropolitan Life Insurance Company, or MetLife, to repay, in full, our previous mortgage loan with RaboBank, Inc., or RaboBank. In connection with this prepayment, we incurred a prepayment penalty of $422,735, which was recorded as a Loss on early extinguishment of debt on the accompanying Consolidated Statements of Operations during the year ended December 31, 2011. In addition, in accordance with ASC 470-50-20, “Debt,” the unamortized deferred financing fees of $51,719 related to the RaboBank financing were written off and recorded as part of the loss on early extinguishment of debt. See Note 6, “Mortgage Notes Payable and Lines of Credit,” for further detail on our borrowings.

Income taxes

Our net income is currently taxed at regular corporate tax rates for both federal and state purposes. At December 31, 2012, the estimated tax liability has been accrued at an effective rate of 34.0% for federal taxes and at an average effective rate of 4.0% for state taxes. However, beginning with our tax year ending either December 31, 2013, or December 31, 2014, we intend to operate in a manner that will allow us to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and, accordingly, will not be subject to federal income taxes on amounts distributed to stockholders (except income from foreclosure property), provided that we distribute at least 90% of our REIT taxable income to our stockholders and meet certain other conditions. To the extent that we satisfy the distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income.

We account for such income taxes in accordance with the provisions of ASC 740, “Income Taxes.” Under ASC 740-10-25, we account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment.

In addition, ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater-than-fifty-percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, as well as accounting in interim periods, and requires increased disclosures. We have performed a review of our tax positions and determined that we have no uncertain tax positions. In addition, there are no open tax years under review by any taxing agencies. Any future interest that would be accrued related to unrecognized tax benefits, as well as any penalties, would be recorded as Other expense on the Consolidated Statements of Operations.

In connection with intercompany transfers of the farmland now held by San Andreas Road Watsonville, LLC, or the San Andreas Farm, in 2002 and again in 2004 and of the farmland currently held by West Gonzales Road Oxnard, LLC, or the West Gonzales Farm, in 2002, we created taxable gains for both federal and state purposes. These taxable gains are generally based on the excess of the fair market value of the property over the tax basis of the property. These intercompany taxable gains are indefinitely deferred until a triggering event occurs (such as REIT conversion), generally when the transferee or the transferor leave the consolidated group as defined by the relevant tax law or the property is sold to a third party. While there are taxable gains to the transferring entity, the receiving entity’s tax basis is the fair market value at the date of transfer. Thus a deferred tax liability is created related to the taxable gain to the transferring entity, and an offsetting deferred tax asset is created representing the basis difference from the new tax basis of the receiving entity. As a result, the deferred tax assets and liabilities offset one another and there is no net impact to us. In accordance with ASC 740 and ASC 810, no tax impact is recognized in the consolidated financial statements as a result of intra-entity transfers of assets.

As a result of the transfers mentioned above, the related federal and state deferred tax liabilities total approximately $2.2 million as of December 31, 2012. Regarding the federal amount of $2.1 million, this amount will become payable upon us making a REIT election. As a REIT, we will no longer be able to obtain the benefit of the related deferred tax asset. As a result, we will reverse the deferred tax asset through our income tax provision once we have completed all significant actions necessary to qualify as a REIT and is committed to the course of action for this to occur. The REIT election does not have the same impact on the state tax amount of approximately $100,000, and, therefore, these will continue to be deferred. We currently intend to elect to be taxed as a REIT, beginning with our tax year ending December 31, 2013, or December 31, 2014.

At the time of transfer of the San Andreas Farm in February 2004 from SC Land, Inc., or SC Land, a deferred intercompany stock account, or DISA, was created at the state income tax level. The DISA is calculated based upon the fair market value of the property at the time of distribution, and the resulting tax liability was approximately $98,000. SC Land was formally liquidated in June 2010; however, we have concluded that SC Land was de facto liquidated in May 2009, when it transferred its remaining existing assets to the parent company, since the business operations of SC Land were effectively terminated as of that date. The state income taxes of $98,000 related to the DISA became payable at the time of the de facto liquidation in May 2009 and is to be remitted over a period of five years.

We transferred the West Gonzales Farm from SC Land into the parent company in May 2009. As stated in the paragraph above, SC Land was de facto liquidated in May 2009, and, as a result, we will not be subject to a tax on the transfer similar to that discussed in the paragraphs above related to the 2002 and 2004 transfers.

Under California state law, through our fiscal and tax years ended December 31, 2012, we and our Adviser are presumed to be unitary entities and are therefore required to report our income on a combined basis, as David Gladstone is the sole shareholder of both entities. The combined reporting application resulted in refunds related to previous income tax years. As of December 31, 2012, all related refunds have been received.

A reconciliation between the United States, or the U.S, statutory federal income tax rate and our effective income tax rate is explained in the following table:

	2012	2011	2010
US statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of US federal income tax benefit(A)	4.0%	10.2%	1.3%
Other adjustments(B)	-4.7%	1.6%	0.8%

Effective tax rate	33.3%	45.8%	36.1%

(A)	Beginning in 2010, California state tax returns were filed on a unitary basis with our Adviser. Beginning in 2011, we began filing state tax returns in Florida, as well.
(B)	Adjustment made in 2012 income taxes related to restatement of 2011 financials.

The provision for income taxes included in our consolidated financial statements includes both a current portion and a deferred portion. The following table shows the breakdown between the current and deferred income taxes for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012	2011	2010
Current portion	$216,591	$181,168	$302,780
Deferred portion	83,728	(173,657)	13,824

Total income taxes	$300,319	$7,511	$316,604

The deferred tax liability in the accompanying balance sheets represents the basis difference in our real estate as it relates to depreciation, as well as differences relating to rents received in advance, straight-line rents and other prepaid expenses. The deferred tax liability reflected on the consolidated balance sheet will be reversed upon REIT status election. Our permanent differences relate to federal and state income taxes.

Also beginning with our tax year ending either December 31, 2013, or December 31, 2014, we intend for Land Advisers to be a wholly-owned taxable REIT subsidiary, or TRS, that is and will be subject to federal and state income taxes. Though Land Advisers has had no activity to date, we would account for any future income taxes in accordance with the provisions of ASC 740, “Income Taxes.” Under ASC 740-10-25, we account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as Other expense on the Consolidated Statement of Operations. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority or by expiration of the applicable statute of limitation. For the years ended December 31, 2012, 2011 and 2010, we did not record any uncertain tax positions.

NOTE 3. RELATED-PARTY TRANSACTIONS

We are externally managed pursuant to contractual arrangements with our Adviser and Gladstone Administration, LLC, or the Administrator, which collectively employ all of our personnel and pay their salaries, benefits and general expenses directly. We have an advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement. The management and administrative services and fees under the Advisory and Administration Agreements are described below.

Advisory Agreement

We entered into the Advisory Agreement with our Adviser in 2004, pursuant to which the Adviser was responsible for managing us on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our criteria. In exchange for such services, we paid the Adviser a management advisory fee, which consisted of the reimbursement of certain expenses of the Adviser. We reimbursed the Adviser for its pro-rata share of the payroll and related benefit expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to Company matters. We also reimbursed the Adviser for general overhead expenses multiplied by the ratio of hours worked by the Adviser’s employees on Company matters to the total hours worked by the Adviser’s employees. We compensated our Adviser through reimbursement of our portion of the Adviser’s payroll, benefits and general overhead expenses. This reimbursement was generally subject to a combined annual management fee limitation of 2.0% of our average invested assets for the year, with certain exceptions. Reimbursement for overhead expenses was only required up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of our average invested assets for the year, and general overhead expenses were required to be reimbursed only if the amount of payroll and benefits reimbursed to the Adviser was less than 2.0% of our average invested assets for the year. However, payroll and benefits expenses were required to be reimbursed by us to the extent that they exceed the overall 2.0% annual management fee limitation. To the extent that overhead expenses payable or reimbursable by us exceeded this limit and our independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient, we were permitted to reimburse the Adviser in future years for the full amount of the excess expenses, or any portion thereof, but only to the extent that the reimbursement would not have caused our overhead expense reimbursements to exceed the 2.0% limitation in any one year. Since inception, the advisory fee had never exceeded the annual cap.

The following table shows the breakdown of the management advisory fee for years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012	2011	2010
Allocated payroll and benefits	$224,931	$198,053	$118,649
Allocated overhead expenses	42,349	43,013	24,666

Total management advisory fee	$267,280	$241,066	$143,315

Administration Agreement

We entered into the Administration Agreement with our Administrator, effective January 1, 2010, as amended on June 1, 2011, pursuant to which we paid for our allocable portion of our Administrator’s overhead expenses in performing its obligations to the Company, including, but not limited to, rent and the salaries and benefits of its chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. We compensated our Administrator through reimbursement of our portion of the Administrator’s payroll, benefits and general overhead expenses.

The following table shows the breakdown of the administration fee for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012	2011	2010
Allocated payroll and benefits	$143,381	$51,323	$57,329
Allocated overhead expenses	37,017	17,114	16,309

Total administration fee	$180,398	$68,437	$73,638

See Note 9, “Subsequent Events,” for information relating to the amendments of both the Advisory Agreement and the Administration Agreement that became effective subsequent to December 31, 2012.

NOTE 4. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2012, 2011 and 2010. Earnings per share is computed using the weighted average number of shares outstanding during the respective periods.

	For the Years Ended December 31,
	2012	2011	2010
Net income	$600,373	$6,219	$560,523
Denominator for basic & diluted weighted average common shares	2,750,000	2,750,000	2,750,000

Basic & diluted earnings per common share	$0.22	$0.00	$0.20

NOTE 5. REAL ESTATE AND INTANGIBLE ASSETS

Real Estate

The following table sets forth the components of our investments in real estate as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Real estate:
Land	$30,828,325	$26,115,902
Building	1,311,027	1,311,027
Cooler	4,963,243	4,276,665
Drain system	2,576,373	696,121
Accumulated depreciation	(2,535,084)	(2,122,817)

Real estate, net	$37,143,884	$30,276,898

New Real Estate Activity

During the year ended December 31, 2012, we acquired four farms in two separate transactions, which are summarized in the table below:

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized Straight-line Rent		Debt Issued
Colding Loop	Wimauma, FL	8/9/2012	219	1	0.9 Years	None	$3,400,836	$31,879	$141,274	(1)	$3,507,000
Trapnell Road	Plant City, FL	9/12/2012	124	3	4.8 Years	1 (5 years)	4,000,000	82,412	241,630		4,000,000

			343	4			$7,400,836	$114,291	$382,904		$7,507,000

(1)

The rental income reflected in the table for the Colding Loop Farm is the GAAP straight-line rent we will recognize over the life of the current lease, which is 10 months and which translates to $166,205 on an annual basis.

In accordance with ASC 805, we determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the year ended December 31, 2012, as follows:

Property Location	Land	Building	Cooler	Drain System	Lease In-place	Leasing Commissions	Customer Relationships	Below- Market Leases	Total Purchase Price
Wimauma, FL	$2,513,696	$—	$—	$909,490	$43,989	$1,676	$30,793	$(98,808)	$3,400,836
Plant City, FL	2,198,728	—	686,578	970,761	60,627	45,543	37,763	—	4,000,000

	$4,712,424	$—	$686,578	$1,880,251	$104,616	$47,219	$68,556	$(98,808)	$7,400,836

Below is a summary of the total revenue and earnings recognized on the properties acquired during the year ended December 31, 2012:

		For the Year Ended December 31, 2012
Property Location	Acquisition Date	Rental Revenue	Earnings(1)
Wimauma, FL	8/9/2012	$65,558	$11,567
Plant City, FL	9/12/2012	72,961	30,686

(1)	Earnings is calculated as net income less interest expense and acquisition-related costs that are required to be expensed under ASC 805.

We acquired four farms in two separate transactions during the year ended December 31, 2012, and six farms in three separate transactions during the year ended December 31, 2011. The farms we acquired in October 2011 were treated as an asset acquisition, our other acquisitions in 2011 and 2012 were treated as a business combination, under ASC 805. There were no acquisitions during the year ended December 31, 2010. The following table reflects pro-forma condensed consolidated statements of operations as if the properties were acquired as of the beginning of the period prior to the period of acquisition:

	For the years ended December 31,
	2012	2011	2010
Operating Data:
Total operating revenue	$3,421,528	$3,476,140	$3,058,851
Total operating expenses	(1,445,553)	(1,906,743)	(1,154,648)
Other expenses	(1,170,337)	(1,613,856)	(1,124,257)

Net income before income taxes	805,638	(44,459)	779,946
Provision for income taxes	(268,625)	24,319	(281,526)

Net income	$537,013	$(20,140)	$498,420

Share and Per Share Data:
Earnings per share of common stock—basic and diluted	$0.20	$(0.01)	$0.18

Weighted average common shares outstanding—basic and diluted	2,750,000	2,750,000	2,750,000

The weighted average amortization period, in months, for the intangible assets acquired and liabilities assumed during the years ended December 31, 2012 and 2011 were as follows:

Intangible Assets and Liabilities	2012	2011
In-place leases	43.9	10.0
Leasing commissions	43.9	10.0
Customer relationships	92.4	46.0
Above-market leases	0.0	0.0
Below-market leases	5.4	0.0

All intangible assets and liabilities	24.5	22.0

Future operating lease payments from tenants under all non-cancelable leases, excluding tenant reimbursement of expenses, for each of the five succeeding fiscal years and thereafter as of December 31, 2012, are as follows:

Year	Tenant Lease Payments
2013	$3,267,532
2014	875,113
2015	379,210
2016	320,109
2017	126,599
Thereafter	—

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay real estate property taxes on the respective parcels of land in the event the tenants fail to pay them. The aggregate annual real estate property taxes for all parcels of land owned by us as of December 31, 2012, are approximately $304,000.

Existing Real Estate Activity

During the year ended December 31, 2012, the following significant transactions occurred relating to our already-existing properties:

•

In March 2012, our tenant occupying a 72-acre property near Watsonville, California, or the Dalton Lane Farm, exercised its option to extend the lease covering this property for an additional three-year period, through October 2015. The lease was originally set to expire in October 2012. The lease provides for prescribed rent escalations over the life of the lease, with annualized, straight-line rents of $142,500.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class:

	December 31, 2012		December 31, 2011
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$286,975	$(186,843)	$182,359	$(151,622)
Leasing commissions	63,638	(17,627)	16,419	(12,668)
Customer relationships	93,187	(31,270)	24,631	(9,237)

	$443,800	$(235,740)	$223,409	$(173,527)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Estimated Amortization Expense
2013	$82,973
2014	40,922
2015	39,108
2016	30,038
2017	15,019
Thereafter	—

Portfolio Diversification and Concentrations

Diversification

The following table summarizes the geographic locations of our properties with leases in place as of December 31, 2012 and 2011:

	As of and for the Year Ended December 31, 2012					As of and for the Year Ended December 31, 2011
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California	6	1,229	75.4%	$3,183,739	93.9%	6	1,229	95.4%	$2,951,591	99.6%
Florida	6	402	24.6%	206,855	6.1%	2	59	4.6%	12,491	0.4%

	12	1,631	100.0%	$3,390,594	100.0%	8	1,288	100.0%	$2,964,082	100.0%

Concentrations

Credit Risk

Two of our eight leases are with a single tenant, Dole Food Company, or Dole, which accounted for approximately $2.6 million, or 76.3%, of the rental income recorded by us during the year ended December 31, 2012. Rental income from Dole accounted for approximately 82.0% and 99.0% of the total rental income recorded by us during the years ended December 31, 2011 and 2010, respectively. If Dole fails to make rental payments to us or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on our financial performance and ability to continue operations. However, the parent company of Dole has guaranteed both of its leases. The financial statements of Dole can be found on the Securities and Exchange Commission’s, or the SEC’s, website.

Geographic Risk

Six of our twelve farms are located in California. Rental income from our farms in California accounted for approximately $3.2 million, or 93.9%, of the rental income recorded by us during the year ended December 31, 2012. Rental income from our farms in California accounted for 99.6% and 100% of the total rental income recorded by us during the years ended December 31, 2011 and 2010, respectively. The other farms, located in Florida, were purchased in October 2011 and August and September of 2012. Should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations.

NOTE 6. MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

Our mortgage notes payable and line of credit as of December 31, 2012, and December 31, 2011, are summarized below:

						As of December 31, 2012			As of December 31, 2011
Issuer	Type of Issuance	Date of Issuance	Initial Commitment	Maturity Date		Principal Outstanding	Stated Interest Rate	Remaining Availability	Principal Outstanding	Stated Interest Rate	Remaining Availability
RaboBank	Line of Credit	11/8/2002	$3,250,000	12/1/2017	(1)	$—	N/A	$—	$1,205,000	2.60%	$2,045,000
MetLife	Mortgage Note Payable	12/30/2010	45,200,000	1/5/2026		30,717,880	3.50%	13,565,000	22,928,000	3.50%	22,272,000
MetLife	Line of Credit	5/31/2012	4,785,000	4/5/2017		100,000	3.35%	4,685,000	—	N/A	—

				Totals:		$30,817,880		$18,250,000	$24,133,000		$24,317,000

(1)

Our line of credit with RaboBank was repaid, in full, in May 2012 and was terminated at such time. No early termination fee was incurred; however, $36,031 of unamortized deferred financing costs were written off to interest expense upon the termination.

The weighted-average effective interest rate charged on all of our borrowings for the years ended December 31, 2012 and 2011, excluding the impact of deferred financing costs, was 3.66% and 3.59%, respectively.

Mortgage Notes Payable

On February 15, 2006, we entered into a long-term note payable with RaboBank, in which we borrowed $13.0 million that was collateralized by a security interest in our West Gonzales Farm. The note accrued interest at an initial rate of 6.35% per year, and the interest rate was adjusted every three years to the then-current market rate, as determined by the lender. On February 1, 2009, the interest rate was adjusted to 6.0%. The note was repaid in full on February 4, 2011, and we incurred a prepayment penalty of $422,735 and wrote off unamortized deferred financing costs of $51,719.

On December 30, 2010, we executed a loan agreement with MetLife in an amount not to exceed $45.2 million, pursuant to a long-term note payable. The note currently accrues interest at a rate of 3.50% per year, and the interest rate is subject to adjustment on January 5, 2014, and every three years thereafter to then-current market rates. The note is scheduled to mature on January 5, 2026, and we may not repay the note prior to maturity, except on one of the four interest rate adjustment dates. The loan originally provided for three disbursements, which were drawn in 2011, and was amended in December 2011, to provide for three additional disbursements, two of which were drawn prior to the December 2012 amendment. In connection with the December 2011 amendment, we will also incur a commitment fee of 0.20% on undrawn amounts, effective January 5, 2012. As amended in December 2012, the loan agreement provides for up to three future disbursements, none of which have been drawn to date.

To date, the following disbursements have occurred:

•

On December 30, 2010, the first disbursement of $5.5 million was made and was used to acquire our farm located in Watsonville, California, or the West Beach Farm, which was simultaneously pledged as collateral under the loan.

•

On February 4, 2011, the second disbursement of $14.6 million was made, the proceeds of which were used to repay in full an $11.2 million note on our West Gonzales Farm and to repay $3.0 million of the outstanding balance on our Credit Facility, discussed below. In connection with the second disbursement, we pledged the West Gonzales Farm as collateral under the loan.

•	On July 5, 2011, the third disbursement of $2.8 million was made and was used to acquire the Dalton Lane Farm, which was simultaneously pledged as collateral under the loan.

•	On April 9, 2012, the fourth disbursement of $1.2 million was made and was used to repay the outstanding balance under our Credit Facility discussed below.

•

On September 12, 2012, the fifth disbursement of $7.5 million was made, of which $2.7 million was used to repay the outstanding balance under our Credit Facility from our acquisition of Colding Loop Farm, as discussed below, and $4.0 million was used to acquire the Trapnell Road Farms. In connection with the fifth disbursement, the Colding Loop and Trapnell Road Farms were simultaneously pledged as collateral under the loan.

As of December 31, 2012, $30.7 million was outstanding under this loan. The remaining three disbursements may not exceed $13.6 million, in aggregate, and must be used solely to fund acquisitions of new property. The interest rate for future disbursements will be based on prevailing market rates, and at the time of such disbursements, the interest rate on the loan will adjust to reflect the rate on the new disbursement blended with the existing rate on the then-outstanding loan amount. If we have not drawn such funds for the acquisition of new properties by December 14, 2013, MetLife has the option to be relieved of its obligation to disburse the additional funds to us under this loan.

At December 31, 2012 and 2011, the fair market value of the mortgage note payable was $30.7 million and $22.9 million, respectively, both of which equaled the carrying values at each date. At both December 31, 2012 and 2011, the interest rates on the mortgage note payable were deemed to be at market rates, and thus it was concluded that the carrying values approximated fair market values.

Scheduled principal payments of the mortgage note payable for each of the five succeeding fiscal years and thereafter are as follows:

Year	Scheduled Principal Payments
2013	$1,228,715
2014	1,179,567
2015	1,132,384
2016	1,087,088
2017	1,043,605
Thereafter	25,046,521

$30,717,880

Line of Credit

In November 2002, we entered into a $3.25 million revolving line of credit facility with Agrifinance, or the Prior Credit Facility, which was scheduled to mature on December 1, 2017, secured by a mortgage on the San Andreas Farm. In May 2012, we repaid the outstanding balance, in full, under the Prior Credit Facility and obtained a new, $4.785 million revolving line of credit facility with MetLife that matures on April 5, 2017, or the Credit Facility. Our obligations under the Credit Facility are secured by a mortgage on our San Andreas Farm. The interest rate charged on the advances under the Credit Facility is equal to the three-month LIBOR in effect at the beginning of each calendar quarter plus 3.00%, with a minimum annualized rate of 3.25%. We may use advances under the Credit Facility for both general corporate purposes and the acquisition of new properties. In August 2012, we drew $3.0 million on the Credit Facility to acquire the Colding Loop Farm, and we subsequently repaid $2.7 million of this amount in September 2012.

As of December 31, 2012, there was $0.1 million outstanding under the Credit Facility, which is the minimum balance required, and approximately $4.7 million of availability from which we could draw. As of December 31, 2011, there was $1.2 million outstanding under the Prior Credit Facility and approximately $2.0 million of availability from which we could draw. Due to the short-term and revolving nature of a line of credit and the interest rates on each line of credit being determined to be at market rates at each year-end, the carrying values of our lines of credit at both December 31, 2012 and 2011 of $0.1 million and $1.2 million, respectively, were deemed to approximate their fair market values.

NOTE 7. STOCKHOLDER’S EQUITY

Distributions

On June 13, 2011, our Board of Directors declared a cash distribution of $0.37 per common share, payable on June 16, 2011, to those stockholders of record as of the close of business on June 14, 2011.

See Note 9, “Subsequent Events,” for information on distributions declared subsequent to December 31, 2012.

Ongoing Activity

On March 24, 2011, we merged our existing Delaware corporation into a Maryland corporation and simultaneously re-incorporated in the state of Maryland. In addition, on the same date, we increased our number of authorized common stock from 2,750,000 shares to 20,000,000 shares and changed the par value of our common stock from $0.01 to $0.001. The par value for all issued and outstanding common stock contained in these financial statements have been retroactively adjusted to reflect the adjustment in par value for all periods presented.

On November 30, 2012, David Gladstone transferred 1,000,000 of his shares, or 36% of our outstanding shares as of that date, to the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children.

On September 18, 2012, we filed a registration statement on Form S-11 (File No. 333-183965) with the SEC, which the SEC declared effective on January 28, 2013. See Note 9, “Subsequent Events,” for information related to the initial public offering of our common stock.

NOTE 8. QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2012 and 2011:

Fiscal Year 2012:	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Operating revenues	$813,475	$811,900	$848,461	$916,757
Operating expenses	(317,402)	(254,924)	(542,842)	(373,811)
Other expenses	(214,669)	(253,487)	(245,937)	(286,830)

Net income before income taxes	281,404	303,489	59,682	256,116
Provision for income taxes	(93,830)	(101,193)	(19,900)	(85,396)

Net income	$187,574	$202,296	$39,782	$170,720

Earnings per weighted average common share—basic and diluted	$0.07	$0.07	$0.01	$0.06

Weighted average common share outstanding—basic and diluted	2,750,000	2,750,000	2,750,000	2,750,000

Fiscal Year 2011:	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Operating revenues	$712,740	$717,189	$752,548	$781,605
Operating expenses	(266,286)	(299,457)	(780,972)	(334,538)
Other expenses	(660,570)	(180,513)	(203,033)	(224,982)

Net income before income taxes	(214,116)	237,219	(231,457)	222,085
Provision for income taxes	117,126	(129,763)	126,611	(121,485)

Net (loss) income	$(96,990)	$107,456	$(104,846)	$100,600

Earnings per weighted average common share—basic and diluted	$(0.04)	$0.04	$(0.04)	$0.04

Weighted average common share outstanding—basic and diluted	2,750,000	2,750,000	2,750,000	2,750,000

NOTE 9. SUBSEQUENT EVENTS

Initial Public Offering

On January 28, 2013, we priced our IPO of 3,333,334 shares of our common stock at a public offering price of $15.00 per share, which closed on January 31, 2013. Gross proceeds totaled $50.0 million, and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $45.3 million. In connection with the offering, the underwriters exercised their option to purchase an additional 446,930 shares at the IPO price to cover over-allotments, which resulted in additional gross proceeds of $6.7 million and net proceeds, after deducting underwriting discounts, of $6.2 million. We intend to use the net proceeds from the IPO and the underwriters’ exercise of the over-allotment primarily to buy farms and farm-related properties, as well as for other general corporate purposes; however, to date, none of these proceeds have been invested in new property acquisitions.

Distributions

On February 5, 2013, our Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Distribution per Share
February 15	February 28	$0.04
March 15	March 28	0.04

	Total:	$0.08

Amended and Restated Advisory and Administration Agreements

On February 1, 2013, we entered into the Amended Advisory Agreement and the Amended Administration Agreement.

Amended Advisory Agreement

Under the terms of the Amended Advisory Agreement that went into effect on February 1, 2013, we no longer reimburse our Adviser for our pro-rata share of its payroll, benefits and overhead expenses. Instead, we pay an annual base management fee during 2013 equal to 1.0% of our total stockholders’ equity, less the recorded value of any preferred stock we may issue and, for 2013 only, any uninvested cash proceeds of the IPO, which we refer to as our adjusted stockholders’ equity. We will also pay an additional incentive fee based on Funds from Operation, or FFO, before giving effect to any incentive fee, or our pre-incentive fee FFO. Beginning in 2014, we expect to pay an annual base management fee equal to 2.0% of our adjusted total stockholders’ equity, which will no longer exclude any uninvested cash proceeds of the IPO, and an additional incentive fee based on our pre-incentive fee FFO.

For purposes of calculating the incentive fee, our pre-incentive fee FFO will include any realized capital gains or losses, less any dividends paid on our preferred stock, but will not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our pre-incentive fee FFO for a particular calendar quarter exceeds a hurdle rate of 1.75%, or 7% annualized, of our adjusted stockholders’ equity at the end of the quarter. Our Adviser will receive 100% of the amount of the pre-incentive fee FFO for the quarter that exceeds the hurdle rate but is less than 2.1875% of our adjusted stockholders’ equity at the end of the quarter, or 8.75% annualized. Our Adviser will also receive an incentive fee of 20% of the amount of our pre-incentive fee FFO that exceeds 2.1875% for the quarter.

Amended Administration Agreement

Under the terms of the Amended Administration Agreement that went into effect on February 1, 2013, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent and our allocable portion of the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Unlike our Initial Administration Agreement, which provided that our allocable portion of these expenses be based on the percentage of time that our Administrator’s personnel devoted to our affairs, under the Amended Administration Agreement, our allocable portion of these expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies for whom our Administrator provides services.

GLADSTONE LAND CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

		Initial Cost		Costs Capitalized Subsequent to Acquisition	Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation(1)	Net Real Estate	Date Acquired
Santa Cruz County, California:
Land & Drain System	$100,000	$4,350,000	$—	$579,307	$4,350,000	$579,307	$4,929,307	$24,866	$4,904,441	6/16/1997
Ventura County, California:
Land, Building, Cooler, & Drain System	14,035,200	9,895,497	—	5,290,431	9,895,497	5,290,431	15,185,928	2,441,346	12,744,582	9/15/1998
Santa Cruz County, California:
Land	5,280,000	8,328,475	—	—	8,328,475	—	8,328,475	—	8,328,475	1/3/2011
Santa Cruz County, California:
Land & Building	2,695,680	2,314,113	414,075	—	2,314,113	414,075	2,728,188	16,786	2,711,402	7/7/2011
Hillsborough County, Florida:
Land	1,200,000	1,227,816	—	—	1,227,816	—	1,227,816	—	1,227,816	10/26/2011
Hillsborough County, Florida:
Land & Drain System	3,507,000	2,513,696	909,491	—	2,513,696	909,491	3,423,187	18,948	3,404,239	8/9/2012
Hillsborough County, Florida:
Land, Cooler, & Drain System	4,000,000	2,198,728	1,657,339	—	2,198,728	1,657,339	3,856,067	33,138	3,822,929	9/12/2012

	$30,817,880	$30,828,325	$2,980,905	$5,869,738	$30,828,325	$8,850,643	$39,678,968	$2,535,084	$37,143,884

(1)	The Company computes depreciation using the straight-line method over the estimated useful life or 39 years, whichever is shorter, for buildings and improvements and 5 to 10 years for equipment.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2012, 2011 and 2010, respectively:

	2012	2011	2010
Balance, beginning of period	$32,399,715	$19,551,350	$19,501,233
Additions:
Acquisitions during the period	7,279,253	12,284,480	—
Improvements	—	563,885	50,117
Deductions:
Dispositions during period	—	—	—
Purchase price adjustments	—	—	—

Balance, end of period	$39,678,968	$32,399,715	$19,551,350

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2012, 2011 and 2010, respectively:

	2012	2011	2010
Balance, beginning of period	$2,122,817	$1,790,776	$1,473,532
Additions during period	412,267	332,041	317,244
Dispositions during period	—	—	—

Balance, end of period	$2,535,084	$2,122,817	$1,790,776

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each current director and executive officer of Gladstone Land Corporation:

Name	Age	Office
David Gladstone	70	Chairman of our Board of Directors, Chief Executive Officer and President
Terry Brubaker	69	Vice chairman of our Board of Directors and Chief Operating Officer
Danielle Jones	35	Chief Financial Officer and Treasurer
Michela A. English	63	Director(1)
Anthony W. Parker	67	Director(1)
Paul W. Adelgren	70	Director(1)
John Outland	67	Director(1)
John D. Reilly	70	Director(1)
Terry Earhart	70	Director(1)

(1)	Independent

The following is a summary of certain biographical information concerning our directors and executive officers, many of whom also serve as directors and executive officers of our Adviser, and as the managing directors and principals of our Adviser:

David Gladstone. Mr. Gladstone, age 70, is our founder and has served as chief executive officer and chairman of the Board of Directors since our inception in 1997. Mr. Gladstone has also been our president since November 2012. Mr. Gladstone is also the founder of our Adviser and has served as chief executive officer and chairman of the Board of Directors of our Adviser since its inception. Mr. Gladstone also founded and serves as the chief executive officer and chairman of the board of directors of our affiliates Gladstone Capital Corporation (NASDAQ: GLAD), Gladstone Investment Corporation (NASDAQ: GAIN) and Gladstone Commercial Corporation (NASDAQ: GOOD). Prior to founding Gladstone Capital, Gladstone Investment and Gladstone Commercial, Mr. Gladstone served as either chairman or vice chairman of the board of directors of American Capital, Ltd. (NASDAQ: ACAS), a publicly-traded leveraged buyout fund and mezzanine debt finance company, from 1997 to 2001. From 1974 to 1997, Mr. Gladstone held various positions, including chairman and chief executive officer, with Allied Capital Corporation (NYSE: ALD), Allied Capital Corporation II, Allied Capital Lending Corporation and Allied Capital Advisers Inc., a registered investment adviser that managed the Allied companies. The Allied companies were the largest group of publicly-traded mezzanine debt funds in the United States and were managers of two private venture capital limited partnerships. From 1991 to 1997, Mr. Gladstone served as either chairman of the board of directors or president of Allied Capital Commercial Corporation, a publicly-traded REIT that invested in real estate loans to small and medium-sized businesses, managed by Allied Capital Advisers, Inc. He managed the growth of Allied Capital Commercial from no assets at the time of its initial public offering to $385 million in assets at the time it merged into Allied Capital Corporation in 1997. From 1992 to 1997, Mr. Gladstone served as a director, president and chief executive officer of Business Mortgage Investors, a privately held mortgage REIT managed by Allied Capital Advisers Inc., which invested in loans to small and medium-sized businesses. Mr. Gladstone is also a past director of Capital Automotive REIT, a real estate investment trust that purchases and net leases real estate to automobile dealerships. Mr. Gladstone served as a director of The Riggs National Corporation (the parent of Riggs Bank) from 1993 to May 1997 and of Riggs Bank from 1991 to 1993. He has served as a trustee of The George Washington University and currently is a trustee emeritus. He is a past member of the Listings and Hearings Committee of the National Association of Securities Dealers, Inc. He is a past member of the Advisory committee to the Women’s Growth Capital Fund, a venture capital firm that finances women-owned small businesses. Mr. Gladstone was the founder and managing member of The Capital Investors, LLC, a group of angel investors, and is currently a member emeritus. Mr. Gladstone holds a MBA from the Harvard Business School, a MA from American University and a BA from the University of Virginia. Mr. Gladstone has co-authored two books on financing for small and medium-sized businesses, Venture Capital Handbook and Venture Capital Investing. Mr. Gladstone grew up on a farm in Virginia. Mr. Gladstone was selected to serve as a director on our Board due to the fact that he is our founder and has greater than thirty years of experience in the industry, including his past service as our chairman and chief executive officer since our inception.

Terry Lee Brubaker. Mr. Brubaker, age 69, has served as our chief operating officer and vice chairman of the Board of Directors since 2007. He also served as Gladstone Commercial’s chief operating officer and a director since its inception in 2003, as president from its inception through July 2007, when he assumed the duties of vice chairman and as secretary through October 2012. Mr. Brubaker has also served as the chief operating officer and director of Gladstone Management since its inception in 2003 and as secretary from its inception until February 2011. He also served as president of Gladstone Management from its inception until assuming the duties of vice chairman in February 2006. Mr. Brubaker has served as the chief operating officer and a director of Gladstone Capital since May 2001 and as secretary from 2001 to October 2012. He also served as president of Gladstone Capital from May 2001 through April 2004, when he assumed the duties of vice chairman. Mr. Brubaker has also been the vice chairman, chief operating officer and a director of Gladstone Investment since its inception in June 2005 and as secretary from 2001 to October 2012. In March 1999, Mr. Brubaker founded and, until May 1, 2003, served as chairman of Heads Up Systems, a company providing processing industries with leading edge technology. From 1996 to 1999, Mr. Brubaker served as vice president of the paper group for the American Forest & Paper Association. From 1992 to 1995, Mr. Brubaker served as president of Interstate Resources, a pulp and paper company. From 1991 to 1992, Mr. Brubaker served as president of IRI, a radiation measurement equipment manufacturer. From 1981 to 1991, Mr. Brubaker held several management positions at James River Corporation, a forest and paper company, including vice president of strategic planning from 1981 to 1982, group vice president of the Groveton Group and Premium Printing Papers from 1982 to 1990 and vice president of human resources development in 1991. From 1976 to 1981, Mr. Brubaker was strategic planning manager and marketing manager of white papers at Boise Cascade. Previously, Mr. Brubaker was a senior engagement manager at McKinsey & Company from 1972 to 1976. Prior to 1972, Mr. Brubaker was a U.S. Navy fighter pilot. Mr. Brubaker holds an MBA from the Harvard Business School and a BSE from Princeton University. Mr. Brubaker was selected to serve as a director on our Board due to his more than thirty years of experience in various mid-level and senior management positions at several corporations.

Danielle Jones. Ms. Jones, age 35, was appointed to serve as our chief financial officer in December 2008 and appointed to serve as our treasurer in January 2012. Ms. Jones has also served as chief financial officer for Gladstone Commercial since December 2008 and was appointed to serve as treasurer in January 2012. Since July 2004, Ms. Jones has served us in various accounting capacities (senior accountant, accounting manager, and, most recently, Controller). From January 2002 to June 2004, Ms. Jones was employed by Avalon Bay Communities, where she worked in the corporate accounting division. Ms. Jones received a B.B.A. in accounting from James Madison University and is a licensed CPA with the Commonwealth of Virginia.

Paul W. Adelgren. Mr. Adelgren, age 70, has served as a director since January 2013. Since 1997, Mr. Adelgren has served as the pastor of Missionary Alliance Church. From 1991 to 1997, Mr. Adelgren was pastor of New Life Alliance Church. From 1988 to 1991, Mr. Adelgren was the comptroller, treasurer, and vice president for finance and materials of Williams & Watts, Inc., a logistics management and procurement business located in Fairfield, NJ. Prior to Joining Williams & Watts, Mr. Adelgren served in the United States Navy, where he served in a number of capacities, including as the director of the Strategic Submarine Support Department, SPCC Mechanicsburg, Pennsylvania, as an executive officer at the Naval Supply Center, Charleston, South Carolina, and as the director of the Joint Uniform Military Pay System, Navy Finance Center. He is a retired Navy Captain. Mr. Adelgren has also been a director of Gladstone Capital since January 2003, a director of Gladstone Commercial since August 2003, and a director of Gladstone Investment since June 2005. Mr. Adelgren holds an MBA from Harvard University and a BA from the University of Kansas. Mr. Adelgren was selected to serve as an independent director on our Board due to his strength and experience in ethics, which also led to his appointment to the chairmanship of our Ethics, Nominating and Corporate Governance Committee.

Terry Earhart. Mr. Earhart, age 70, has served as a director since January 2013. Mr. Earhart founded and, since 2005, has served as Executive Vice President and a member of the board of directors of Strategic Global Services Network, a non-governmental organization, or NGO, that has opened six schools, a medical clinic and facilitated the start-up of several micro enterprise businesses in Africa. From 1989 to 2011, Mr. Earhart was a professor of business information systems and management at Messiah College in Grantham, Pennsylvania, teaching courses in strategic management, finance and computers. He also served as Chair of the Faculty and Chair of the Management and Business Department at Messiah College. Mr. Earhart previously served on boards of directors of Jacksonville Navy Federal Credit Union (1981-1984), Navy Mutual Aid Society (1977-1979), Athens-Clarke Country Humane Society (1969-1971), and Navy Supply Corps Foundation (1969-1971). Mr. Earhart was also the founder of both Athens-Clarke Country Humane Society and Navy Supply Corps Foundation, which has distributed over three million dollars in scholarships. From 1964 to 1989, Mr. Earhart held several positions in the United States Navy, including Engineering Officer, Supply Officer, Comptroller, Director Inventory Control, Director of Navy Payroll, Director of Naval Weapons and Ammunition, and Director of Naval Software Development for

Inventory Control Systems. During his career in the Navy he served on ships and naval stations throughout the world. He received numerous awards and medals during his distinguished career and he retired as Navy Captain to pursue his interest in teaching college. Mr. Earhart has served as a director of Gladstone Capital, Gladstone Commercial and Gladstone Investment since October 2012. Mr. Earhart holds a MBA from Harvard Business School and a Bachelor of Science in Engineering from the U.S. Naval Academy. Mr. Earhart was selected to serve as an independent director on our Board due to his experience and wealth of knowledge in enterprise management.

Michela A. English. Ms. English, age 63, has served as a director since January 2013. Ms. English has served as President and CEO of Fight for Children, a non-profit charitable organization focused on providing high-quality education and health care services to underserved youth in Washington, D.C., since 2006. Ms. English has also been a director of Gladstone Capital since June 2002, a director of Gladstone Commercial since August 2003, and a director of Gladstone Investment since June 2005. From March 1996 to March 2004, Ms. English held several positions with Discovery Communications, Inc., including president of Discovery Consumer Products, president of Discovery Enterprises Worldwide and president of Discovery.com. From 1991 to 1996, Ms. English served as senior vice president of the National Geographic Society and was a member of the National Geographic Society’s Board of Trustees and Education Foundation Board. Prior to 1991, Ms. English served as vice president, corporate planning and business development for Marriott Corporation and as a senior engagement manager for McKinsey & Company. Ms. English currently serves as director of the Educational Testing Service (ETS), as a director of D.C. Preparatory Academy, a director of the District of Columbia Public Education Fund, a director of the Society for Science and the Public, a trustee of the Corcoran Gallery of Art and College of Art and Design, and as a member of the Virginia Institute of Marine Science Council. Ms. English is an emeritus member of the board of Sweet Briar College. Ms. English holds a Bachelor of Arts in International Affairs from Sweet Briar College and a Master of Public and Private Management degree from Yale University’s School of Management. Ms. English was selected to serve as an independent director on our Board due to her greater than twenty years of senior management experience at various corporations and non-profit organizations.

John Outland. Mr. Outland, age 67, has served as a director since January 2013. From March 2004 to June 2006, he served as vice president of Genworth Financial, Inc. From 2002 to March 2004, Mr. Outland served as a managing director for 1789 Capital Advisors, where he provided market and transaction structure analysis and advice on a consulting basis for multifamily commercial mortgage purchase programs. From 1999 to 2001, Mr. Outland served as vice president of mortgage-backed securities at Financial Guaranty Insurance Company where he was team leader for bond insurance transactions. In this capacity, he was responsible for sourcing business, coordinating credit, loan files, due diligence and legal review processes, and negotiating both structure and business issues. From 1993 to 1999, Mr. Outland was senior vice president for Citicorp Mortgage Securities, Inc., where he securitized non-conforming mortgage products. From 1989 to 1993, Mr. Outland was vice president of real estate and mortgage finance for Nomura Securities International, Inc., where he performed due diligence on and negotiated the financing of commercial mortgage packages in preparation for securitization. Mr. Outland has also been a director of Gladstone Capital since December 2003, a director of Gladstone Commercial since December 2003, and a director of Gladstone Investment since June 2005. Mr. Outland holds an MBA from Harvard Business School and a bachelor’s degree in Chemical Engineering from Georgia Institute of Technology. Mr. Outland was selected to serve as an independent director on our Board due to his more than twenty years of experience in the real estate and mortgage industry, which also led to his appointment to the chairmanship of our Compensation Committee.

Anthony W. Parker. Mr. Parker, age 67, has served as a director since January 2013. Mr. Parker has also been a director of Gladstone Capital since August 2001, a director of Gladstone Commercial since August 2003, and a director of Gladstone Investment since June 2005. Mr. Parker founded Parker Tide Corp., or Parker Tide, formerly known as Snell Professional Corp., in 1997. Parker Tide is a government contracting company providing mission critical solutions to the U.S. government. From 1992 to 1996, Mr. Parker was chairman of Capitol Resource Funding, Inc., a commercial finance company. Mr. Parker practiced corporate and tax law for over 15 years — from 1980 to 1983 at Verner, Liipfert, Bernhard & McPherson, and in private practice from 1983 to 1992. From 1973 to 1977 Mr. Parker served as executive assistant to the administrator of the U.S. Small Business Administration. Mr. Parker is a director of Naval Academy Sailing Foundation, a non-profit organization located in Annapolis, MD. Mr. Parker received his J.D. and Masters in Tax Law from Georgetown Law Center and his undergraduate degree from Harvard College. Mr. Parker was selected to serve as an independent director on our Board due to his expertise and experience in the field of corporate taxation. Mr. Parker’s knowledge of corporate tax was instrumental in his appointment to the chairmanship of our Audit Committee.

John D. Reilly. Mr. Reilly, age 70, has served as a director since January 2013. Mr. Reilly has served as a director of Gladstone Capital, Gladstone Commercial and Gladstone Investment since January 2011. Since 1987, he has served as President of Reilly Investment Corporation, where he provides advisory services to public and private companies, and financing and joint venture development. From March 1976 until April 1984, he served as Principal Stockholder, President and chief executive officer of Reilly Mortgage Group, Inc., where he provided origination and construction lending and permanent loan placement of commercial real estate loans for institutional investors. In 1988, Mr. Reilly assumed the role of chairman of Reilly Mortgage Group. In 1992, Stonehurst Ventures, L.P., purchased Reilly Mortgage Group, where Mr. Reilly assumed the role of Executive Director of Stonehurst Ventures until 1994. From 1971 to 1976, Mr. Reilly served as Vice President of Walker & Dunlop, Inc. where he provided services for commercial loan originations, joint ventures, HUD programs and secondary marketing. From 1967 to 1969, Mr. Reilly served as a Research Engineer for Crane Company, and from 1964 to 1967 he served as a Supply Officer in the United States Navy. Mr. Reilly was also a member of the board of Victory Housing from 2005 to April 2012. Mr. Reilly also currently serves a member of the Board of Directors of Beekman Helix India, and he is co-chairman of the Board of Directors for Community Preservation and Development Corporation from 2006 to the present. He serves as the chairman of the Advisory Board of the Snite Museum of Art at the University of Notre Dame from 1996 to present. Mr. Reilly currently holds a D.C. Real Estate Broker License from 1973 until present. Mr. Reilly is a graduate of Mortgage Bankers School I, II and II and Income School I & II. Mr. Reilly holds a MBA from Harvard Business School and a BA and a BS degree in Mechanical Engineering from the University of Notre Dame. Mr. Reilly was selected to serve as an independent director on our Board due to his expertise and experience in the real estate and mortgage industry.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE

GOVERNANCE

Composition of Our Board of Directors

During the fiscal year ended December 31, 2012, the Board of Directors consisted of Messrs. Gladstone and Brubaker and George Stelljes III, a former officer of ours and of our Adviser who resigned as our chief investment officer and from our Board of Directors in November 2012. In January 2013, our Board of Directors was expanded to eight members and Messrs. Adelgren, Earhart, Outland, Parker, and Reilly and Ms. English were appointed to fill the resulting vacancies. Our Board of Directors is divided into three classes. Each class will consist, as nearly as possible, of one-third of the total number of directors. One class will hold office initially for a term expiring at the first annual meeting of our stockholders, a second class will hold office initially for a term expiring at the second annual meeting of our stockholders, and a third class will hold office initially for a term expiring at the third annual meeting of our stockholders. Each director holds office for the term to which he or she is elected and until his or her successor is duly elected and qualified. The terms of Messrs. Gladstone, Adelgren and Outland will expire at the first annual meeting we hold, the terms of Mr. Parker and Ms. English will expire at the second annual meeting, and the terms of Messrs. Brubaker, Reilly and Earhart will expire at the third annual meeting. At each annual meeting of our stockholders, the class of directors whose terms expire at such meeting will be elected to hold office for a three-year term. Although the number of directors may be increased or decreased, a decrease shall not have the effect of shortening the term of any incumbent director.

Vacancies on Our Board of Directors

Any director may resign at any time and may be removed only with cause by the stockholders upon the affirmative vote of at least two-thirds of the shares then entitled to vote at an election of directors. The term “cause,” as used in this context, is not defined by the Maryland General Corporation Law, or MGCL. As a result of this uncertainty, stockholders may not know what actions by a director may be grounds for removal.

A vacancy created by an increase in the number of directors or the death, resignation or removal of a director shall be filled by a vote of a majority of the remaining directors. A director elected by the Board of Directors to fill a vacancy in a class, including any vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is elected and qualified.

Corporate Leadership Structure

Since our inception, Mr. Gladstone has served as chairman of our Board of Directors and chief executive officer. The Board believes that our chief executive officer is best situated to serve as chairman because he is the director most familiar with our business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. In addition, Mr. Adelgren, one of our independent directors, serves as the lead director for all meetings of our independent directors to be held in executive session. The lead director has the responsibility of presiding at all executive sessions of the Board, consulting with the chairman and chief executive officer on Board and committee meeting agendas, acting as a liaison between management and the independent directors and facilitating teamwork and communication between the independent directors and management.

The Board believes the combined role of chairman and chief executive officer, together with an independent lead director, is in the best interests of our stockholders because it provides the appropriate balance between strategic development and independent oversight of management.

Our Board of Directors has five committees: an Audit Committee, a Compensation Committee, an Executive Committee, an Offering Committee and an Ethics, Nominating and Corporate Governance Committee. The following table shows the current composition of each of the committees of our Board of Directors:

Name	Audit	Compensation	Executive	Offering	Ethics, Nominating and Corporate Governance
Paul W. Adelgren †		X			X*
Terry Lee Brubaker			X	X
Terry Earhart		X			X
Michela English	X
David Gladstone			X*	X
John H. Outland		X*			X
Anthony W. Parker	X*		X	X
John D. Reilly	X

*	Committee Chairperson
†	Lead Independent Director

The Audit Committee

The Board of Directors has a standing Audit Committee that was formed in January 2013 in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Mr. Parker (chairman), Ms. English and Mr. Reilly, each of whom the Board has determined is an independent director, under the applicable NASDAQ listing standards as discussed below. Messrs. Adelgren, Outland and Earhart, also independent directors, serve as alternate members of the Audit Committee. Alternate members of the Audit Committee serve and participate in meetings of the Audit Committee only in the event of an absence of a regular member of the Audit Committee. The Audit Committee has adopted a written charter that is available to stockholders on our website at www.GladstoneLand.com.

The Board of Directors reviews the NASDAQ listing standards definition of independence for audit committee members on an annual basis and has determined that all members and alternate members of our Audit Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards and Rule 10A-3(b)(1) under the Exchange Act). No member of the Audit Committee received any compensation from us during the last fiscal year. The Board of Directors has also determined that each member (including alternate members) of the Audit Committee qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of the members’ level of knowledge and experience based on a number of factors, including formal education and experience. The Board has also unanimously determined that all Audit Committee members and alternate members are financially literate under current NASDAQ rules and listing standards that at least one member has financial management expertise. In addition to our Audit Committee, Messrs. Reilly and Parker and Ms. English also serve on the audit committees of Gladstone Investment, Gladstone Commercial and Gladstone Capital. Three of our Audit Committee’s alternate members, Messrs. Adelgren, Earhart and Outland, also serve as alternate members on the audit committees of Gladstone Commercial, Gladstone Investment and Gladstone Capital. The Board of Directors has determined that this simultaneous service does not impair the respective directors’ ability to effectively serve on our Audit Committee.

Code of Ethics

We, and our affiliates, Gladstone Capital Corporation, Gladstone Investment Corporation, Gladstone Commercial Corporation, Gladstone Management Corporation, Gladstone Administration, LLC, and Gladstone Securities, LLC, have adopted a code of ethics and business conduct applicable to all personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933. This code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. A copy of this code is available for review, free of charge, at our website at www.GladstoneLand.com. A request for a copy of this code may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Land Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2012, our officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT1

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Submitted by the Compensation Committee
John H. Outland, Chairperson
Paul Adelgren
Terry Earhart

[1]

The material in the foregoing compensation committee report is not “soliciting material,” is deemed “furnished,” and not “filed” with the SEC, and is not to be incorporated by reference into any of our filings under the 1933 Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee

The Compensation Committee operates pursuant to a written charter, which can be found on our website at www.GladstoneLand.com, and conducts periodic reviews of the amended and restated investment advisory agreement, or the Amended Advisory Agreement, with our Adviser and the amended administration agreement, or the Amended Administration Agreement, with our Administrator, to evaluate whether the fees paid to the parties under the respective agreements are in the best interests of us and our stockholders. The committee considers in such periodic reviews, among other things, whether the salaries and bonuses paid to our executive officers by our Adviser and our Administrator are consistent with our compensation philosophy, whether the compensation of our Adviser and our Administrator are reasonable in relation to the nature and quality of services performed, and whether the provisions of the Amended Advisory and Amended Administration Agreements are being satisfactorily performed. The Compensation Committee also reviews and considers all incentive fees payable to our Adviser under the Amended Advisory Agreement. The Compensation Committee also reviews with management our Compensation Discussion and Analysis to be included in proxy statements and other filings.

The Compensation Committee is comprised of Messrs. Outland (chairman), Earhart and Adelgren, each of whom is an independent director. Messrs. Parker and Reilly and Ms. English serve as alternate members of the Compensation Committee. Alternate members of the Compensation Committee serve and participate in meetings of the Compensation Committee only in the event of an absence of a regular member of the Compensation Committee. All members and alternate members of our Compensation Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards).

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Outland (chairman), Earhart and Adelgren, none of whom has ever served as one of our officers or employees. Further, none of our executive officers has ever served as a member of the compensation committee or as a director of another entity any of whose executive officers served on our Compensation Committee, and none of our executive officers has ever served as a member of the compensation committee of another entity any of whose executive officers served on our Board of Directors.

Compensation of Our Executive Officers

None of our executive officers receive direct compensation from us. We do not currently have any employees and do not expect to have any employees in the foreseeable future. The services necessary for the operation of our business are provided to us by our officers and the other employees of our Adviser and Administrator, pursuant to the terms of the Amended Advisory and Amended Administration Agreements, respectively. Because our executive officers are employees of our Adviser and our Administrator, we do not have employment agreements with any of our executive officers, nor do we offer stock options, any other form of equity compensation, pension benefits, non-qualified deferred compensation benefits, or termination or change-in-control payments to any of our executive officers.

Mr. Gladstone, our chairman, chief executive officer, and president, and Mr. Brubaker, our vice chairman and chief operating officer, are employees of, and are compensated directly by, our Adviser. Under the terms of our Advisory Agreement that was in place for the last fiscal year, we reimbursed our Adviser for our allocable portion of the salaries and benefits expenses of these officers. For the year ended December 31, 2012, we reimbursed approximately $11,000 of Mr. Gladstone’s salary, $46,000 of his bonus and $750 of the cost of his benefits. Ms. Jones, our chief financial officer and treasurer, is an employee of, and compensated directly by, our Administrator. Under the terms of our Administration Agreement that was in place for the last fiscal year, we reimbursed our Administrator for our allocable portion of the salary and benefits expenses of Ms. Jones. During the fiscal year ended December 31, 2012, we reimbursed approximately $45,000 of Ms. Jones’ salary, $17,000 of her bonus, and $7,000 of the cost of her benefits

The Advisory and Administration Agreements

We are externallymanaged by our Adviser and Administrator under the Amended Advisory and Amended Administration Agreements, effective February 1, 2013. Under the terms of the Amended Advisory Agreement with our Adviser we will pay an annual base management fee during 2013 equal to 1.0% of our total stockholders’ equity, less the recorded value of any preferred stock we may issue and any uninvested cash proceeds of our initial public offering, or IPO, which we refer to as our adjusted stockholders’ equity. Beginning in 2014, the annual base management fee will increase to 2.0% of our adjusted stockholders’ equity, which will no longer exclude any uninvested proceeds of the IPO. Under the Amended Advisory and Amended Administration Agreements, which are currently in place, we will pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent, and our allocable portion of the salaries and benefits expenses of its employees, including, but not limited to, our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs.

Our allocable portion of expenses is derived by multiplying our Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by our Adviser under similar agreements.

The Amended Advisory Agreement also includes incentive fees that we pay to our Adviser if our performance reaches certain benchmarks. These incentive fees are intended to provide an additional incentive for our Adviser to achieve targeted levels of funds from operations, or FFO, and to increase distributions to our stockholders. For a more detailed discussion of these incentive fees, see “— Long-Term Incentives.” All investment professionals of our Adviser, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our Adviser. We bear all other costs and expenses of our operations and transactions.

Compensation Philosophy

For our long-term success and enhancement of long-term stockholder value, we depend on the management and analytical abilities of our executive officers, who are employees of, and are compensated by, our Adviser and our Administrator. We will implement our philosophies of attracting, retaining and rewarding executive officers and others who contribute to our long-term success and motivating them to enhance stockholder value through our Compensation Committee’s oversight of our Adviser’s compensation practices under the terms of the Amended Advisory Agreement. The key elements of our compensation philosophy include:

•

ensuring that fees paid pursuant to our Amended Advisory Agreement are adequate such that the base salary paid to our executive officers is competitive with other leading companies with which we compete for talented investment professionals;

•

ensuring that fees paid pursuant to our Amended Advisory Agreement are adequate such that bonuses paid to our executive officers are sufficient to provide motivation to achieve our principal business and investment goals and to bring total compensation to competitive levels; and

•	ensuring that incentives provided pursuant to our Amended Advisory Agreement are sufficient to motivate our executive officers over the long term to achieve our business and investment objectives.

Compensation of our Adviser and Administrator

The Compensation Committee will fill an oversight role by reviewing the Amended Advisory Agreement to determine whether the fees paid to our Adviser are in the best interests of the stockholders. The Compensation Committee will also review the performance of our Adviser to determine whether the compensation paid to our executive officers is reasonable in relation to the nature and quality of services performed and whether the provisions of the Amended Advisory Agreement are being satisfactorily performed. Specifically, the committee will consider factors such as:

•	the amount of the fees paid to our Adviser in relation to our size and the composition and performance of our investments;

•	our Adviser’s ability to hire, train, supervise and manage new employees as needed to effectively manage our future growth;

•	the success of our Adviser in generating appropriate investment opportunities;

•	rates charged to other investment entities by advisers performing similar services;

•	additional revenues realized by our Adviser and its affiliates through their relationship with us, whether paid by us or by others with whom we do business;

•	the value of our assets each quarter;

•	the quality and extent of service and advice furnished by our Adviser and the performance of our investment portfolio;

•	the quality of our portfolio relative to the investments generated by our Adviser for its other clients; and

•

the extent to which our Adviser’s performance helped us to achieve our principal business and investment objectives of generating income for our stockholders in the form of quarterly cash distributions that grow over time and increasing the value of our common stock.

The Compensation Committee’s oversight role also includes review of the above-described factors with regard to the compensation of the employees of our Administrator, including our chief financial officer and treasurer, and our Administrator’s performance under the Amended Administration Agreement. The Board may, pursuant to the terms of each of the Amended Advisory and Amended Administration Agreements, terminate either of the agreements at any time and without penalty, upon sixty days’ prior written notice to our Adviser or our Administrator, as applicable. In the event of an unfavorable periodic review of the performance of our Adviser or our Administrator in accordance with the criteria set forth above, the Compensation Committee would provide a report to the Board of its findings and provide suggestions of remedial measures, if any, to be sought from our Adviser or our Administrator, as applicable. If such recommendations are, in the future, made by the Compensation Committee and are not implemented to the satisfaction of the Compensation Committee, it may recommend exercise of our termination rights under the Amended Advisory Agreement or Amended Administration Agreement.

Long-Term Incentives

The Compensation Committee believes that the incentive structure provided for under the Amended Advisory Agreement is an effective means of creating long-term stockholder value because it encourages the Adviser to increase our FFO, which in turn may increase our distributions to our stockholders.

In addition to a base management fee, the Amended Advisory Agreement includes incentive fees that we pay to our Adviser if our performance reaches certain benchmarks. These incentive fees are intended to provide an additional incentive for our Adviser to achieve targeted levels of FFO and to increase distributions to our stockholders. FFO is a non-GAAP (generally accepted accounting principles in the United States of America) supplemental measure of operating performance of REITs developed by the National Association of Real Estate Investment Trusts, or NAREIT, in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income or net loss (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP, and should not be considered an alternative to either net income or net loss as an indication of our performance or to cash flow from operations as a measure of liquidity or ability to make distributions.

The incentive fee is calculated and payable quarterly in arrears based on our “pre-incentive fee FFO” for the immediately preceding calendar quarter. For this purpose, pre-incentive fee FFO means FFO accrued by us during the calendar quarter. FFO is calculated after taking into account all operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement and any interest expense (but excluding the incentive fee) and any other operating expenses. Pre-incentive fee FFO includes accrued income and rents that we have not yet received in cash. Pre-incentive fee FFO also includes any realized capital gains and realized capital losses, less any dividend paid on any issued and outstanding preferred stock and senior common stock but does not include any unrealized capital gains or losses.

Pre-incentive fee FFO, expressed as a rate of return on our total stockholders’ equity as reflected on our balance sheet (less the recorded value of any preferred stock, and adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income), will be compared to a “hurdle rate” of 1.75% per quarter (7% annualized). We will pay our Adviser an incentive fee with respect to our pre-incentive fee FFO in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which pre-incentive fee FFO does not exceed the hurdle rate of 1.75% (7% annualized);

•	100% of our pre-incentive fee FFO with respect to that portion of such FFO, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•	20% of the amount of our pre-incentive fee FFO, if any that exceeds 2.1875% in any calendar quarter (8.75% annualized).

We refer to the portion of the incentive fee payable on 100% of our pre-incentive fee FFO, if any, that exceeds the hurdle rate but is less than 2.1875% as the “catch up.” The “catch up” provision is intended to provide our Adviser with an incentive fee of 100% on our entire pre-incentive fee FFO that does not exceed 2.1875% once the hurdle rate has been surpassed. A portion of the incentive fee may be waived in order to allow us to maintain the current level of distributions to our stockholders. The base management fee and total stockholders’ equity will be calculated using GAAP and FFO will be calculated using the definition adopted by NAREIT.

Income realized by our Adviser from any such incentive fees will be paid by our Adviser to its eligible employees in bonus amounts based on their respective contributions to our success in meeting our goals. This incentive compensation structure is designed to create a direct relationship between the compensation of our executive officers and other employees of our Adviser and the income and capital gains realized by us as a result of their efforts on our behalf. We believe that this structure rewards our executive officers and other employees of our Adviser for the accomplishment of long-term goals consistent with the interests of our stockholders.

Personal Benefits Policies

Our executive officers are not entitled to operate under different standards than other employees of our Adviser and our Administrator who work on our behalf. Our Adviser and our Administrator do not have programs for providing personal benefit perquisites to executive officers, such as permanent lodging, personal use of company vehicles, or defraying the cost of personal entertainment or family travel. Our Adviser’s and our Administrator’s health care and other insurance programs are the same for all of their respective eligible employees, including our executive officers. We expect our executive officers to be exemplars under our Code of Business Conduct and Ethics, which is applicable to all employees of our Adviser and our Administrator who work on our behalf.

Employment Agreements

Because our executive officers are employees of our Adviser and our Administrator, we do not pay cash compensation to them directly in return for their services to us and we do not have employment agreements with any of our executive officers. Pursuant to the terms of the Amended Administration Agreement, we make payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Amended Administration Agreement including, but not limited to, our allocable portion of the salaries and benefits expenses of our chief financial officer. For additional information regarding this arrangement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Equity, Post-Employment, Non-Qualified Deferred and Change-In-Control Compensation

We do not offer stock options, any other form of equity compensation, pension benefits, non-qualified deferred compensation benefits, or termination or change-in-control payments to any of our executive officers.

Conclusion

We believe that the elements of our Adviser’s and our Administrator’s compensation programs individually and in the aggregate strongly support and reflect the strategic priorities on which we have based our compensation philosophy. Through the incentive structure of the Amended Advisory Agreement described above, a significant portion of their compensation programs will be contingent on our performance, and realization of benefits is closely linked to increases in long-term stockholder value. We are committed to this philosophy of paying for performance that increases stockholder value. The compensation committee will work to ensure that this commitment is reflected in a total executive compensation program that enables our Adviser and our Administrator to remain competitive in the market for talented executives.

Director Compensation

During our fiscal years ended December 31, 2011 and 2012, our Board of Directors consisted of Messrs. Gladstone, Brubaker and George Stelljes, III, a former officer of ours and our Adviser who resigned from our Board of Directors and as our chief investment officer in November 2012. None of these directors received any compensation from us for their service as our directors.

For the 2013 fiscal year, each of our independent directors serving on our Board of Directors will receive an annual fee of $20,000, an additional $1,000 for each Board of Directors meeting attended, and an additional $1,000 for each committee meeting attended. In addition, the chairperson of the Audit Committee will receive an annual fee of $3,000, and the chairpersons of each of the Compensation and Ethics, Nominating and Corporate Governance committees will receive annual fees of $1,000 for their additional services in these capacities. In addition, we will reimburse our directors for their reasonable out-of-pocket expenses incurred in connection with their Board service, including those incurred for attendance at Board of Directors and committee meetings.

We will not pay any compensation to directors who also serve as our officers, or as officers or directors of our Adviser or our Administrator, in consideration for their service on our Board of Directors. Our Board of Directors may change the compensation of our independent directors in its discretion. None of our independent directors received any compensation from us during the fiscal years ended December 31, 2011 or 2012, as our independent directors joined the Board in January 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of March 25, 2013, by: (i) each director; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our common stock. Except as otherwise noted, the address of the individuals below is c/o Gladstone Land Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102.

	Beneficial Ownership(1)
	Number of	Percent of
Beneficial Owner	Shares	Total
Directors:
Paul Adelgren	1,500	*
Terry Lee Brubaker	—	—
Terry Earhart	2,000	*
Michela A. English	1,000	*
David Gladstone(2)	1,750,000	26.8%
John H. Outland	1,500	*
Anthony W. Parker	4,700	*
John D. Reilly	1,000	*
Named Executive Officer
Danielle Jones	—	—
All executive officers and directors as a group (9 persons)	1,761,700	27.0%
Other 5% Stockholders
Gladstone Future Trust(3)	1,000,000	15.3%

*	Less than 1%
(1)

This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and sole investment power with respect to the shares indicated as beneficially owned. Percentages are determined in accordance with SEC rules and regulations and are based upon 6,530,264 shares of common stock outstanding on March 25, 2013.

(2)	750,000 of these shares are pledged as collateral for a personal loan of $1,749,004.
(3)

The Gladstone Future Trust is a trust for the benefit of Mr. Gladstone’s children. The trustee of the Gladstone Future Trust is Codan Trust Company Limited. Mr. Gladstone does not have or share voting or dispositive authority over the shares held by the Gladstone Future Trust and, accordingly, Mr. Gladstone disclaims beneficial ownership of the shares held by the Gladstone Future Trust. The address of the Gladstone Future Trust is c/o Codan Trust Company, Trustee, Richmond House, 12 Par-la-Ville Road, P.O. Box HM666, Hamilton HM CX Bermuda.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Advisory and Administration Agreements

Since 2004, we have been externally managed pursuant to a contractual investment advisory arrangement with our Adviser, which we refer to as the Advisory Agreement, under which our Adviser has directly employed certain of our personnel and paid its payroll, benefits, and general expenses directly. Prior to January 1, 2010, the Advisory Agreement also covered the administrative services we received from our Administrator, which until January 1, 2010, was a wholly owned subsidiary of our Adviser. Since January 1, 2010, we have received administrative services pursuant to a separate administration agreement with our Administrator, which we refer to as our Administration Agreement. For the years ended December 31, 2012, 2011 and 2010, we paid aggregate fees to our Adviser of $267,280, $241,066 and $143,315, respectively. For the year ended December 31, 2012, 2011 and 2010, we paid aggregate fees to our Administrator of $180,398, $68,437 and $73,638, respectively. Of the fees paid to our Administrator, $37,017, $17,114 and $16,309 were paid in respect of overhead expenses for the year ended December 31, 2012, 2011 and 2010, respectively.

Subsequent to our IPO in January 2013, we amended our Advisory Agreement and our Administration Agreement. Under the Amended Advisory Agreement, in effect since February 1, 2013, our Adviser is responsible for our daily operations and administration, record keeping and regulatory compliance functions. Specifically, these responsibilities include (i) identifying, evaluating, negotiating and consummating all investment transactions consistent with our investment objectives and criteria; (ii) providing us with all required records and regular reports to our Board concerning our Adviser’s efforts on our behalf; and (iii) maintaining compliance with all regulatory requirements applicable to us. The Amended Advisory Agreement provides for an annual base management fee equal to 1.0% of our adjusted stockholders’ equity, increasing in fiscal year 2014 to 2.0% of our adjusted stockholders’ equity and an incentive fee based on our FFO, which rewards our Adviser if our quarterly FFO (before giving effect to any incentive fee) exceeds 1.75% (7% annualized) of our total stockholders’ equity (less the recorded value of any preferred stock). Our Adviser has the ability to issue a full or partial waiver of the incentive fee and may do so in order to maintain the current level of distributions to our stockholders.

Under the Amended Administration Agreement, in effect since February 1, 2013, we pay separately for administrative services, which payments are equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Amended Administration Agreement, including rent for the space occupied by our Administrator and our allocable portion of the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs.

David Gladstone and Terry Lee Brubaker are both officers and directors of us, our Adviser and our Administrator. David Gladstone is our largest stockholder and the controlling stockholder of our Adviser, which is the sole member of our Administrator. Although we believe that the terms of the Amended Advisory Agreement and the Amended Administration Agreement, both prior to and as amended, are no less favorable to us than those that could be obtained from unaffiliated third parties in arms’ length transactions, our Adviser, its officers and its directors have a material interest in the terms of these agreements.

Conflict of Interest Policy

We have adopted a written policy that, without the approval of a majority of our independent directors, we will not:

•

acquire from or sell to any of our officers, directors or our Adviser’s or Administrator’s employees, or any entity in which any of our officers, directors or such employees has an interest of more than 5%, any assets or other property;

•	borrow from any of our directors, officers or our Adviser’s or Administrator’s employees, or any entity in which any of our officers, directors or such employees has an interest of more than 5%; or

•

engage in any other transaction with any of our directors, officers or our Adviser’s or Administrator’s employees, or any entity in which any of our directors, officers or such employees has an interest of more than 5%.

Consistent with the provisions of the Sarbanes-Oxley Act of 2002, we will not extend credit, or arrange for the extension of credit, to any of our directors and officers. Under the MGCL, a contract or other transaction between us and one of our directors or officers or any other entity in which one of our directors or officers is also a director or officer or has a material financial interest is not void or voidable solely on the grounds of the common directorship or interest, the fact that the director or officer was present at the meeting at which the contract or transaction was approved or the fact that the director’s vote was counted in favor of the contract or transaction if:

•

the material facts relating to the common directorship or interest and as to the transaction are disclosed to our Board of Directors or a committee of our Board, and our Board or the committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the directors not interested in the contract or transaction, even if the disinterested directors do not constitute a quorum of the Board or committee;

•

the fact of the common directorship or interest is disclosed to our stockholders entitled to vote on the contract or transaction, and the contract or transaction is approved or ratified by a majority of the votes cast by the stockholders entitled to vote on the matter, other than shares owned of record or beneficially by the interested director or corporation or entity; or

•	the contract or transaction is fair and reasonable to us as of the time authorized, approved or ratified by the Board of Directors, a committee or the stockholders.

Our policy also prohibits us from purchasing any real property owned by or co-investing with our Adviser, any of its affiliates or any business in which our Adviser or any of its subsidiaries have invested. If we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek approval of our independent directors.

Indemnification

In our charter and bylaws we have agreed to indemnify our directors and certain of our officers by providing, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of ours, and otherwise to the fullest extent permitted under the MGCL and our bylaws. Notwithstanding the foregoing, the indemnification provisions shall not protect any officer or director from liability to us or our stockholders: (1) as a result of any action or omission of the director or officer was material to the matter giving rise to the proceeding and (A) was committed in bad faith or (B) was the result of active and deliberate dishonesty; (2) where the director or officer actually received an improper personal benefit in money, property or services; or (3) in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful.

Each of the Amended Advisory and Amended Administration Agreements provide that, absent willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations, our Adviser, our Administrator and their respective officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with them are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s or our Administrator’s services under the current Advisory or Administration Agreements, respectively, or otherwise as an investment adviser of ours.

Board Determination of Independence

As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with our chief compliance officer and legal counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, the Board of Directors has affirmatively determined that the following six directors are independent directors within the meaning of the applicable NASDAQ listing standards: Messrs. Adelgren, Earhart, Outland, Parker, and Reilly and Ms. English. In making this determination, the Board of Directors found that none of these directors had a material or other disqualifying relationship with us. Mr. Gladstone, our chairman, chief executive officer, and president, and Mr. Brubaker, our vice chairman and chief operating officer are not independent directors by virtue of their positions as our officers and/or their employment by our Adviser.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

The following table represents the amount of fees paid by us to PwC, our principal independent registered public accounting firm, for the fiscal years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees	$95,500	$85,261
Audit Related Fees	324,794	0
Tax Fees	32,156	56,500

Total	$420,294	$141,761

The fees described above were incurred before our IPO and were not approved under any pre-approval policy. We adopted a pre-approval policy in connection with our IPO in January 2013, as described below.

Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, PwC. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of the services other than audit services by PwC is compatible with maintaining the principal independent registered public accounting firm’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 the Registration Statement on Form S-11 (File No. 333-183965), filed November 15, 2012.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.1	Investment Advisory Agreement by and between Gladstone Land Corporation and Gladstone Management Corporation, dated November 4, 2004, incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.2	Administration Agreement by and between Gladstone Land Corporation and Gladstone Administration, LLC, dated June 1, 2011, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.3	Agreement of Limited Partnership of Gladstone Land Limited Partnership dated December 31, 2003, incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.4	First Amendment of Agreement of Limited Partnership of Gladstone Land Limited Partnership, dated October 20, 2004, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.5	Amended and Restated Investment Advisory Agreement by and between the Registrant and Gladstone Management Corporation, dated February 1, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 4, 2013.

10.6	Second Amended and Restated Administration Agreement by and between the Registrant and Gladstone Administration, LLC, dated February 1, 2013, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed February 4, 2013.

10.7	Loan Agreement by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC, as borrower, and the Registrant, as guarantor, dated December 30, 2010, incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.8	First Amendment to Loan Agreement by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC and West Gonzales Road Oxnard, as borrowers, and the Registrant, as guarantor, dated February 3, 2011, incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.9	Second Amendment to Loan Agreement by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC and Dalton Lane Watsonville, LLC, as borrowers, and the Registrant, as guarantor, dated July 5, 2011, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.10	Third Amendment to Loan Agreement by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC and Dalton Lane Watsonville, LLC, as borrowers, and the Registrant, as guarantor, dated December 15, 2011, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.11	Fourth Amendment to Loan Agreement by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC, Dalton Lane Watsonville, LLC, and Keysville Road Plant City, LLC, as borrowers, and the Registrant, as guarantor, dated April 3, 2012, incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.12	Fifth Amendment to Loan Agreement by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC, Dalton Lane Watsonville, LLC, and Keysville Road Plant City, LLC, as borrowers, and the Registrant, as guarantor, dated May 23, 2012, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.13	Sixth Amendment to Loan Agreement by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC, Dalton Lane Watsonville, LLC, Keysville Road Plant City, LLC, Colding Loop Road Wimauma, LLC and Trapnell Road Plant City, LLC, as borrowers, and the Registrant, as guarantor, dated September 5, 2012, incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.14	Loan Agreement by and between Metropolitan Life Insurance Company, as lender, San Andreas Road Watsonville, LLC, as borrower, and the Registrant, as guarantor, dated May 23, 2012, incorporated by reference to Exhibit 10.14 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.15	Loan Guaranty Agreement by the Registrant, dated May 23, 2012, incorporated by reference to Exhibit 10.15 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.16	Loan Guaranty Agreement by the Registrant, dated December 30, 2010, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.17	Seventh Amendment to Loan Agreement by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC, Dalton Lane Watsonville, LLC, Keysville Road Plant City, LLC, Colding Loop Road Wimauma, LLC and Trapnell Road Plant City, LLC, as borrowers, and the Registrant, as guarantor, dated December 14, 2012, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.18	Promissory Note by West Beach Street Watsonville, LLC, as borrower, in favor of Metropolitan Life Insurance Company, as lender, dated December 30, 2010, incorporated by reference to Exhibit 10.18 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.19	First Amendment to Promissory Note by and between West Beach Street Watsonville, LLC and West Gonzales Road Oxnard, LLC, as borrowers, and Metropolitan Life Insurance Company, as lender, dated February 3, 2011, incorporated by reference to Exhibit 10.19 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.20	Second Amendment to Promissory Note by and between West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC and Dalton Lane Watsonville, LLC, as borrowers, and Metropolitan Life Insurance Company, as lender, dated July 5, 2011, incorporated by reference to Exhibit 10.20 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.21	Third Amendment to Promissory Note by and among West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC, Dalton Lane Watsonville, LLC and Keysville Road Plant City, LLC, as borrowers, and Metropolitan Life Insurance Company, as lender, dated April 3, 2012, incorporated by reference to Exhibit 10.21 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.22	Fourth Amendment to Promissory Note by and among West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC, Dalton Lane Watsonville, LLC, Keysville Road Plant City, LLC, Colding Loop Road Wimauma, LLC and Trapnell Road Plant City, LLC, as borrowers, and Metropolitan Life Insurance Company, as lender, dated September 5, 2012, incorporated by reference to Exhibit 10.22 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.23	Promissory Note by San Andreas Road Watsonville, LLC, as borrower, in favor of Metropolitan Life Insurance Company, as lender, dated May 23, 2012, incorporated by reference to Exhibit 10.23 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this Report).

21	List of Subsidiaries of the Registrant (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: March 27, 2013	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer and Treasurer

Date: March 27, 2013	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2013	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

Date: March 27, 2013	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker
Vice Chairman, Chief Operating Officer and Director

Date: March 27, 2013	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date: March 27, 2013	By:	/s/ Anthony W. Parker
Anthony W. Parker
Director

Date: March 27, 2013	By:	/s/ Michela A. English
Michela A. English
Director

Date: March 27, 2013	By:	/s/ Paul Adelgren
Paul Adelgren
Director

Date: March 27, 2013	By:	/s/ John Outland
John Outland
Director

Date: March 27, 2013	By:	/s/ John D. Reilly
John D. Reilly
Director

Date: March 27, 2013	By:	/s/ Terry Earhart
Terry Earhart
Director