Form 10-Q
period 2013-03-31
GLADSTONE LAND Corp
filed 2013-05-06
CIK 1495240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-35795

GLADSTONE LAND CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 200 MCLEAN, VIRGINIA	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 6, 2013, was 6,530,264.

GLADSTONE LAND CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2013

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS
Real estate, at cost	$39,678,968	$39,678,968
Less: accumulated depreciation	(2,670,139)	(2,535,084)

Total real estate, net	37,008,829	37,143,884
Lease intangibles, net	183,079	208,060
Cash and cash equivalents	29,074,835	873,474
Short-term investments	20,676,484	679,717
Deferred financing fees, net	308,976	304,150
Deferred offering costs, net	—	1,006,095
Other assets	2,761,428	285,521

TOTAL ASSETS	$90,013,631	$40,500,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage note payable	$29,489,165	$30,717,880
Borrowings under line of credit	100,000	100,000
Accounts payable and accrued expenses	674,365	913,649
Due to related parties(1)	155,648	104,782
Deferred tax liability	258,729	258,729
Other liabilities	343,957	269,135

TOTAL LIABILITIES	31,021,864	32,364,175

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized; 6,530,264 and 2,750,000 shares issued and outstanding at March 31, 2013, and December 31, 2012, respectively	6,530	2,750
Additional paid in capital	51,326,166	—
Retained earnings	7,659,071	8,133,976

TOTAL STOCKHOLDERS’ EQUITY	58,991,767	8,136,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,013,631	$40,500,901

(1)	Refer to Note 3, “Related-Party Transactions,” for additional information

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
OPERATING REVENUES:
Rental income	$914,583	$813,475

Total operating revenues	914,583	813,475

OPERATING EXPENSES:
Depreciation and amortization	160,036	95,365
Management advisory fee(1)	59,164	44,036
Administration fee(1)	38,332	22,805
Incentive fee(1)	41,037	—
Professional fees	85,392	121,171
Due diligence expense	16,871	12,654
Property operating expenses	18,495	10,045
General and administrative	118,778	11,326

Total operating expenses	538,105	317,402

OPERATING INCOME	376,478	496,073

OTHER INCOME (EXPENSE):
Interest income	10,627	336
Other income	—	2,449
Interest expense	(280,400)	(217,454)

Total other expense	(269,773)	(214,669)

Net income before income taxes	106,705	281,404

Provision for income taxes	59,189	128,900

NET INCOME	$47,516	$152,504

EARNINGS PER WEIGHTED AVERAGE COMMON SHARE—basic and diluted	$0.01	$0.06

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING—basic and diluted	5,249,898	2,750,000

(1)	Refer to Note 3, “Related-Party Transactions,” for additional information

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,516	$152,504
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	160,036	95,365
Amortization of deferred financing fees	7,404	4,957
Amortization of acquired below market lease values	(29,061)	—
Deferred income taxes	—	(5,262)
(Increase) decrease in other assets	(2,425,907)	109,853
Increase in accounts payable, accrued expenses, and due to related parties	(425,439)	(29,790)
Decrease (increase) in other liabilities	103,883	(358,883)

Net cash used in operating activities	(2,561,568)	(31,256)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in short-term investments	(19,996,767)	—
Deposits on future acquisitions	(50,000)	—

Net cash used in investing activities	(20,046,767)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity, net of costs	52,573,062	—
Repayments on mortgage notes payable	(1,228,715)	(917,120)
Financing fees	(12,230)	(18,500)
Distributions paid	(522,421)	—

Net cash provided by (used in) financing activities	50,809,696	(935,620)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,201,361	(966,876)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	873,474	2,003,854

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,074,835	$1,036,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BUSINESS AND ORGANIZATION

Business

Gladstone Land Corporation, (the “Company,” “we,” “us,” “our”) was re-incorporated in Maryland on March 24, 2011, having been re-incorporated in Delaware on May 25, 2004, and having been originally incorporated in California on June 14, 1997. The Company exists primarily for the purpose of engaging in the business of owning and leasing farmland. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation (the “Adviser”).

Organization

We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently own, directly or indirectly, all of the general and limited partnership interests of the Operating Partnership, the financial position and results of operations of the Operating Partnership are consolidated with those of the Company.

Gladstone Land Partners, LLC (“Land Partners”), a Delaware limited liability company and a subsidiary of ours, was organized to engage in any lawful act or activity for which a limited liability company may be organized in Delaware. Land Partners is the general partner of the Operating Partnership and has the power to make and perform all contracts and to engage in all activities necessary in carrying out the purposes of the Company, as well as all other powers available to it as a limited liability company. As we currently own all of the membership interests of Land Partners, the financial position and results of operations of Land Partners are consolidated with those of the Company.

Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio. We have elected for Land Advisers to be taxed as a taxable real estate investment trust subsidiary (“TRS”). It is currently anticipated that this income will predominately consist of fees we receive related to the leasing of real estate. We may also provide ancillary services to farmers through this subsidiary, though there have been no such fees earned to date. Since we currently own 100% of the voting securities of Land Advisers, the financial position and results of operations of Land Advisers are consolidated with those of the Company.

All references in this report to the “Company,” “we,” “us” and “our” refer to Gladstone Land Corporation, its Operating Partnership and its subsidiaries, unless the context otherwise requires or where otherwise indicated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

Our interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 27, 2013.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Reclassifications

Certain line items on the Condensed Consolidated Balance Sheet for the year ended December 31, 2012, have been reclassified to conform to the current-year presentation. These reclassifications had no effect on previously-reported stockholders’ equity or net income.

Real Estate and Lease Intangibles

Our investments in real estate consist of farmland and improvements made to the farmland consisting of buildings, coolers, which are storage facilities used for cooling crops, and irrigation and drain systems. We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation using the straight-line method over the estimated useful life or 39 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification (“ASC”) 805, “Business Combinations.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition. Other of our acquisitions involve the acquisition of farmland that is already being operated as rental property, which we will generally consider to be a business combination under ASC 805. Business combination guidance is generally applicable to us when farmland is acquired with a lease in place at the time of acquisition. When an acquisition is considered a business combination, ASC 805 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements and long-term debt, and identifiable intangible assets and liabilities, typically the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values. ASC 805 also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.

Whether our acquisitions are treated as an asset acquisition or a business combination under ASC 805, the fair value of the purchase price is allocated to the assets. Management’s estimates of fair value are made using methods similar to those used by independent appraisers (e.g., a discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, which primarily range from nine to eighteen months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the fair values of these assets. Real estate depreciation expense on these tangible assets was $135,055, and $84,481 for the three months ended March 31, 2013 and 2012, respectively.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate if fixed-rate renewal options, if any, should be included. Prior to our acquisitions in

2012, discussed in Note 5, “Real Estate and Intangible Assets,” all acquired leases were determined to be at market. In connection with the 2012 acquisitions, we allocated $98,808 of the purchase price to below-market lease values. The fair value of capitalized below-market leases, included in the accompanying Condensed Consolidated Balance Sheets as part of other liabilities, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market leases was $29,061 for the three months ended March 31, 2013. There was no amortization related to below-market lease values recorded for the three months ended March 31, 2012.

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

The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which range from less-than-one to nine years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease at the existing property or entering a lease at a different property owned by us, are amortized to expense over the remaining lease term and any anticipated renewal periods in the respective leases. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets was $24,981 and $10,883 for the three months ended March 31, 2013 and 2012, respectively.

Impairment of Real Estate Assets

We account for the impairment of real estate, including intangible assets, in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine if circumstances indicate impairment of the carrying value of the investment exists or if depreciation periods should be modified. If circumstances support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying value of the investment in such property is recoverable. In performing the analysis, we consider such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether there are indications that the fair value of the real estate has decreased. If the carrying amount is more than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

We will evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. We concluded that none of our properties were impaired as of March 31, 2013, and will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception.

Short-term Investments

We consider short-term investments to be all short-term, highly-liquid securities that have a maturity of less than one year at the time of purchase. Our short-term investments are classified as held-to-maturity and are recorded at their amortized cost on the Condensed Consolidated Balance Sheets. At March 31, 2013, and December 31, 2012, short-term investments consisted of approximately $0.7 million held in a certificate of deposit set to mature on September 4, 2013, and, at March 31, 2013, only, $20.0 million of short-term U.S. Treasury Bills that mature on June 27, 2013. Total income earned on these short-term investments is included in Interest income on the accompanying Condensed Consolidated Statements of Operations and totaled $1,787 for the three months ended March 31, 2013. There were no short-term investments held during the three months ended March 31, 2012.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. These costs are deferred and amortized over the term of the related financing using the straight-line method, which approximates the effective interest method. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense. Total amortization expense related to deferred financing costs is included in Interest expense on the accompanying Condensed Consolidated Statements of Operations and was $7,404 and $4,957 for the three months ended March 31, 2013 and 2012, respectively.

Deferred Offering Costs

We account for deferred offering costs in accordance with SEC Staff Accounting Bulletin (“SAB”), Topic 5.A, which states that incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. Accordingly, we record costs incurred related to public offerings of equity securities to Other assets on our Condensed Consolidated Balance Sheet and ratably apply these amounts to the cost of equity as stock is issued. The deferred offering costs on our Condensed Consolidated Balance Sheet as of December 31, 2012, were applied to the cost of equity in connection with our initial public offering (“IPO”) in January 2013.

Other Assets

At March 31, 2013, and December 31, 2012, Other assets consisted primarily of prepaid expenses, accounts receivable, income taxes receivable and, at March 31, 2013, only, a $2.1 million income tax prepayment in the form of a cash bond paid to the IRS. The balance of income taxes receivable represent refunds expected related to prior tax years. The $2.1 million income tax prepayment represents income taxes on a deferred intercompany gain relating to a prior-year land transfer that will be recognized upon our election to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. See “ — Income taxes” below for more information.

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease, reported evenly over the non-cancelable term of the lease. Some of our leases contain rental increases at specified intervals; we recognize such revenues on a straight-line basis. Deferred rent receivable, included in Other assets on the accompanying Condensed Consolidated Balance Sheets, includes the cumulative difference between rental revenue, as recorded on a straight line basis, and rents received from the tenants in accordance with the lease terms. Capitalized above-market in-place leases and capitalized below-market in-place leases are included in Other assets and Other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets, the value of which is amortized into rental income over the life of the respective leases. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. We periodically review deferred rent receivable, as it relates to straight-line rents, and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions of the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectable accounts or record a direct write-off of the specific rent receivable. No such reserves or direct write-offs have been recorded to date.

Income taxes

Our net income will be taxed at regular corporate tax rates for both federal and state income purposes to the extent that we do not qualify or elect to be taxed as a REIT for federal income tax purposes. However, beginning with our tax year ending either December 31, 2013, or December 31, 2014, we intend to operate in a manner that will allow us to qualify and elect to be taxed as a REIT for federal income tax purposes and, accordingly, will not be subject to federal income taxes on amounts that we distribute to our stockholders (except income from foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income.

We account for such income taxes in accordance with the provisions of ASC 740, “Income Taxes.” Under ASC 740-10-25, we account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, we consider all future events, other than changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment.

In addition, ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not (defined as a likelihood of more than 50%) that the tax position, based on the technical merits of the position, will be sustained upon examination by taxing authorities, including resolutions of any related appeals or litigation processes. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater-than-fifty-percent likelihood of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, as well as accounting in interim periods, and requires increased disclosures. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as Other expense on the Condensed Consolidated Statements of Operations. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority or by expiration of the applicable statute of limitation. We have performed a review of our tax positions and determined that, as of March 31, 2013, and December 31, 2012, we had no material uncertain tax positions.

In connection with intercompany transfers of the farmland now held by San Andreas Road Watsonville, LLC (the “San Andreas Farm”), in 2002 and again in 2004 and of the farmland currently held by West Gonzales Road Oxnard, LLC (the “West Gonzales Farm”), in 2002, we created deferred intercompany gains that are taxable for both federal and state income tax purposes upon the occurrence of certain triggering events. These deferred intercompany gains are generally equal to the excess of the fair market value of the property over the tax basis of the property (determined as of the time that the deferred intercompany gain was created). Deferred intercompany gains are indefinitely deferred until a triggering event occurs (such as REIT conversion), generally when the transferee or the transferor leaves the consolidated group, as defined by the relevant tax law, or the property is sold to a third party. In the case of a transfer of built-in gain property between members of a consolidated group, there are deferred intercompany gains to the transferring entity, and the receiving entity’s tax basis is the fair market value at the date of transfer. Thus, a deferred tax liability is created related to the deferred intercompany gain to the transferring entity, and an offsetting deferred tax asset is created representing the basis difference from the new tax basis of the receiving entity. As a result, the deferred tax assets and liabilities offset one another and there is no net impact to us. In accordance with ASC 740 and ASC 810, no tax impact is recognized in the condensed consolidated financial statements as a result of transfers of assets between members of a consolidated group.

As a result of the transfers mentioned above, the related federal and state deferred tax assets and liabilities each total approximately $2.2 million as of March 31, 2013. With respect to the federal amount of approximately $2.1 million, this amount will become payable upon us making a REIT election, and, as a REIT, we will no longer be able to obtain the benefit of the related deferred tax asset. As such, in March 2013, we made a tax prepayment of $2.1 million in the form of a cash bond submitted to the IRS to cover this amount once it becomes due. As a result, we will reverse the deferred tax asset through our income tax provision once we have completed all significant actions necessary to qualify as a REIT and are committed to the course of action for this to occur. The REIT election does not have the same impact on the state tax amount of approximately $0.1 million, and, therefore, this amount will continue to be deferred. We currently intend to qualify and elect to be taxed as a REIT for federal income tax purposes, beginning with our tax year ending either December 31, 2013, or December 31, 2014.

At the time of transfer of the San Andreas Farm in February 2004 from SC Land, Inc. (“SC Land”), a deferred intercompany stock account (“DISA”), was created at the state income tax level. The DISA is calculated based upon the fair market value of the property at the time of distribution, and the resulting tax liability was approximately $98,000. SC Land was formally liquidated in June 2010; however, we have concluded that SC Land was de facto liquidated in May 2009, when it transferred its remaining existing assets to the parent company, since the business operations of SC Land were effectively terminated as of that date. The state income taxes of $98,000 related to the DISA became payable at the time of the de facto liquidation in May 2009 and are to be remitted over a period of five years, the final installment of which will be due in 2014.

We transferred the West Gonzales Farm from SC Land into the parent company in May 2009. As stated in the paragraph above, SC Land was de facto liquidated in May 2009, and, as a result, we will not be subject to a tax on the transfer similar to that discussed in the paragraphs above related to the 2002 and 2004 transfers.

Under California state law, through our fiscal and tax years ended December 31, 2012, we and our Adviser are presumed to be unitary entities and are therefore required to report our income on a combined basis, as David Gladstone was the sole shareholder of both entities, which is no longer the case since our IPO in January 2013. The combined reporting application resulted in refunds related to previous income tax years, all of which have been received.

A reconciliation between the U.S, statutory federal income tax rate and our effective income tax rate for the three months ended March 31, 2013 and 2012 is explained in the following table:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012(A)
US statutory federal income tax rate	34.0%	34.0%
State taxes, net of US federal income tax benefit(B)	21.4%	10.2%
Other adjustments	0.1%	1.6%

Effective tax rate	55.5%	45.8%

(A)

Based on the effective tax rate for the year ended December 31, 2011, as that rate represents our best estimate of the effective tax rate in effect as of March 31, 2012, based on the information available at the time.

(B)

Beginning in 2010, California state tax returns were filed on a unitary basis with our Adviser. In 2011, we began filing state tax returns in Florida, and starting in 2013, we will also begin filing state tax returns in Michigan.

The state tax rate is higher due to the deferred intercompany gain mentioned above, which is a fixed amount due to the state of California and is not based on the amount of income apportioned to the state.

The provision for income taxes recorded for the three months ended March 31, 2013, is expected to be reversed once we complete all significant actions necessary to qualify as a REIT and become committed to the course of action for this to occur.

The deferred tax liability in the accompanying balance sheets represents the basis difference in our real estate as it relates to depreciation, as well as differences relating to rents received in advance, straight-line rents and other prepaid expenses. The deferred tax liability reflected on the Condensed Consolidated Balance Sheet will be reversed upon our qualifying and electing to be treated as a REIT for federal income tax purposes. Our permanent differences relate to federal and state income taxes.

Also, beginning with our tax year ending either December 31, 2013, or December 31, 2014, we intend for Land Advisers to be treated as a wholly-owned TRS and to be subject to federal and state income taxes. Though Land Advisers has had no activity to date, we would account for any future income taxes in accordance with the provisions of ASC 740, “Income Taxes.”

Comprehensive Income

For the three months ended March 31, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

NOTE 3. RELATED-PARTY TRANSACTIONS

We are externally managed pursuant to contractual arrangements with our Adviser and Gladstone Administration, LLC (the “Administrator”), which collectively employ all of our personnel and pay their salaries, benefits and general expenses directly. We had an advisory agreement with our Adviser that was in effect through January 31, 2013 (the “Prior Advisory Agreement”), and we entered into an amended advisory agreement with our Adviser, effective February 1, 2013 (the “Amended Advisory Agreement”). We also had an administration agreement with our Administrator that was in effect through January 31, 2013 (the “Prior Administration Agreement”), and we entered into an amended administration agreement with our Administrator, effective February 1, 2013 (the “Amended Administration Agreement”). The management and administrative services and fees under both of these agreements are described below.

Prior Advisory and Administration Agreements

Prior Advisory Agreement

We entered into the Prior Advisory Agreement with our Adviser in 2004, pursuant to which the Adviser was responsible for managing us on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our criteria. In exchange for such services, we paid the Adviser a management advisory fee, which consisted of the reimbursement of certain expenses of the Adviser. We reimbursed the Adviser for its pro-rata share of the payroll and related benefit expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to Company matters. We also reimbursed the Adviser for general overhead expenses multiplied by the ratio of hours worked by the Adviser’s employees on Company matters to the total hours worked by the Adviser’s employees. We compensated our Adviser through reimbursement of our portion of the Adviser’s payroll, benefits and general overhead expenses. This reimbursement was generally subject to a combined annual management fee limitation of 2.0% of our average invested assets for the year, with certain exceptions. Reimbursement for overhead expenses was only required up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of our average invested assets for the year, and general overhead expenses were required to be reimbursed only if the amount of payroll and benefits reimbursed to the Adviser was less than 2.0% of our average invested assets for the year. However, payroll and benefits expenses were required to be reimbursed by us to the extent that they exceed the overall 2.0% annual management fee limitation. To the extent that overhead expenses payable or reimbursable by us exceeded this limit and our independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient, we were permitted to reimburse the Adviser in future years for the full amount of the excess expenses, or any portion thereof, but only to the extent that the reimbursement would not have caused our overhead expense reimbursements to exceed the 2.0% limitation in any one year. Since inception, the advisory fee had never exceeded the annual cap.

The following table shows the breakdown of the management advisory fee for the month ended January 31, 2013, and the three months ended March 31, 2012:

	For the Month Ended January 31, 2013	For the Three Months Ended March 31, 2012
Allocated payroll and benefits	$38,668	$32,224
Allocated overhead expenses	7,538	11,812

Total management advisory fee	$46,206	$44,036

Prior Administration Agreement

We entered into the Prior Administration Agreement with our Administrator, effective January 1, 2010, as amended on June 1, 2011, pursuant to which we paid for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us, including, but not limited to, rent and the salaries and benefits of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. We compensated our Administrator through reimbursement of our portion of the Administrator’s payroll, benefits and general overhead expenses.

The following table shows the breakdown of the administration fee for the month ended January 31, 2013, and the three months ended March 31, 2012:

	For the Month Ended January 31, 2013	For the Three Months Ended March 31, 2012
Allocated payroll and benefits	$14,034	$16,934
Allocated overhead expenses	4,498	5,871

Total administration fee	$18,532	$22,805

Amended and Restated Advisory and Administration Agreements

On February 1, 2013, we entered into each of the Amended Advisory Agreement and the Amended Administration Agreement.

Amended Advisory Agreement

Under the terms of the Amended Advisory Agreement that went into effect on February 1, 2013, we no longer reimburse our Adviser for our pro-rata share of its payroll, benefits and overhead expenses. Instead, we pay an annual base management fee during 2013 equal to 1.0% of our total stockholders’ equity, less the recorded value of any preferred stock we may issue and, for 2013 only, any uninvested cash proceeds of the IPO, which we refer to as our adjusted stockholders’ equity. We will also pay an additional incentive fee based on Funds from Operation (“FFO”) before giving effect to any incentive fee (“Pre-incentive fee FFO”). Beginning in 2014, we will pay an annual base management fee equal to 2.0% of our adjusted total stockholders’ equity, which will no longer exclude any uninvested cash proceeds of the IPO, and an additional incentive fee based on our pre-incentive fee FFO. For the two months ended March 31, 2013, in which the Amended Advisory Agreement was in effect, we recorded a base management fee of $12,958.

For purposes of calculating the incentive fee, our pre-incentive fee FFO will include any realized capital gains or losses, less any dividends paid on our preferred stock, but will not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our pre-incentive fee FFO for a particular calendar quarter exceeds a hurdle rate of 1.75%, or 7% annualized, of our adjusted stockholders’ equity at the end of the quarter. Our Adviser will receive 100% of the amount of the pre-incentive fee FFO for the quarter that exceeds the hurdle rate but is less than 2.1875% of our adjusted stockholders’ equity at the end of the quarter, or 8.75% annualized. Our Adviser will also receive an incentive fee of 20% of the amount of our pre-incentive fee FFO that exceeds 2.1875% for the quarter. During the two months ended March 31, 2013, in which the Amended Advisory Agreement was in effect, an incentive fee of $41,037 was earned and payable to our Adviser.

Amended Administration Agreement

Under the terms of the Amended Administration Agreement that went into effect on February 1, 2013, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent and our allocable portion of the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Unlike our Administration Agreement, which provided that our allocable portion of these expenses be based on the percentage of time that our Administrator’s personnel devoted to our affairs, under the Amended Administration Agreement, our allocable portion of these expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies for whom our Administrator provides services. For the two months ended March 31, 2013, in which the Amended Administration Agreement was in effect, we recorded an administration fee of $19,800.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets were as follows:

	March 31, 2013	December 31, 2012
Management fee due to Adviser	$59,164	$46,710
Incentive fee due to Adviser	41,037	—
Other due to Adviser(1)	17,115	2,934

Total fees due to Adviser	$117,316	$49,644

Fee due to Administrator	$38,332	$55,138

Total related party fees due	$155,648	$104,782

(1)	Other fees due to Adviser primarily relate to miscellaneous general and administrative expenses paid by our Adviser on our behalf.

NOTE 4. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012. Earnings per share is computed using the weighted average number of shares outstanding during the respective periods.

	For the Three Months Ended March 31,
	2013	2012
Net income	$47,516	$152,504
Denominator for basic & diluted weighted average common shares	5,249,898	2,750,000

Basic & diluted earnings per common share	$0.01	$0.06

NOTE 5. REAL ESTATE AND INTANGIBLE ASSETS

All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about our 12 farm properties as of March 31, 2013.

Property Name	Location	Date Acquired	Encumbrances		Acquisition Price(1)	Number of Farms	Number of Leases	Farmable Acres	Total Acres	Lease Expiration Date
San Andreas	Watsonville, CA	6/16/1997	$100,000	(2)	$4,929,307	1	1	237	306	12/31/2014
West Gonzales	Oxnard, CA	9/15/1998	13,473,792		15,185,928	1	2	501	653	12/31/2013
West Beach	Watsonville, CA	1/3/2011	5,068,800		8,472,073	3	1	195	198	10/31/2013
Dalton Lane	Watsonville, CA	7/7/2011	2,587,853		2,808,000	1	1	70	72	10/31/2015
Keysville Road	Plant City, FL	10/26/2011	1,152,000		1,227,816	2	1	50	59	7/1/2016
Colding Loop	Wimauma, FL	8/9/2012	3,366,720		3,499,644	1	1	181	219	6/14/2013
Trapnell Road	Plant City, FL	9/12/2012	3,840,000		4,000,000	3	1	110	124	6/30/2017

			$29,589,165		$40,122,768	12	8	1,344	1,631

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets) plus subsequent improvements on the properties
(2)	Represents borrowings outstanding as of March 31, 2013, on our line of credit with MetLife, under which the San Andreas Farm is pledgd as collateral

Real Estate

The following table sets forth the components of our investments in real estate as of March 31, 2013, and December 31, 2012:

	As of March 31, 2013	As of December 31, 2012
Real estate:
Land	$30,828,325	$30,828,325
Building	1,311,027	1,311,027
Cooler	4,963,243	4,963,243
Drain system	2,576,373	2,576,373

Real estate, gross	39,678,968	39,678,968
Accumulated depreciation	(2,670,139)	(2,535,084)

Real estate, net	$37,008,829	$37,143,884

Future operating lease payments from tenants under all non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2013 and each of the five succeeding fiscal years and thereafter as of March 31, 2013, are as follows:

Period		Tenant Lease Payments
For the remaining nine months ending December 31:	2013	$2,298,560
For the fiscal years ending December 31:	2014	875,113
	2015	379,210
	2016	320,109
	2017	126,599
	2018	—
	Thereafter	—

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay real estate property taxes on the respective parcels of land in the event the tenants fail to pay them. The aggregate annual real estate property taxes for all parcels of land owned by us as of March 31, 2013, are approximately $304,000.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class as of March 31, 2013, and December 31, 2012:

	March 31, 2013		December 31, 2012
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$286,975	$(204,880)	$286,975	$(186,843)
Leasing commissions	63,638	(20,710)	63,638	(17,627)
Customer relationships	93,187	(35,131)	93,187	(31,270)

	$443,800	$(260,721)	$443,800	$(235,740)

The estimated aggregate amortization expense for the remainder of 2013 each of the five succeeding fiscal years and thereafter is as follows:

Period		Estimated Amortization Expense
For the remaining nine months ending December 31:	2013	$48,531
For the fiscal years ending December 31:	2014	39,223
	2015	37,021
	2016	26,014
	2017	14,935
	2018	3,857
	Thereafter	13,498

Portfolio Diversification and Concentrations

Diversification

The following table summarizes the geographic locations of our properties with leases in place as of March 31, 2013, and December 31, 2012:

	As of and for the Three Months Ended March 31, 2013					As of and for the Three Months Ended March 31, 2012
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California	6	1,229	75.4%	$795,541	87.0%	6	1,229	95.4%	$796,391	97.9%
Florida	6	402	24.6%	119,042	13.0%	2	59	4.6%	17,084	2.1%

	12	1,631	100.0%	$914,583	100.0%	8	1,288	100.0%	$813,475	100.0%

Concentrations

Credit Risk

Two of our eight leases are with a single tenant, Dole Food Company (“Dole”), which accounted for $647,080, or 70.8%, of the rental income recorded by us during the three months ended March 31, 2013. Rental income from Dole accounted for 79.5% of the total rental income recorded by us during the three months ended March 31, 2012. If Dole fails to make rental payments to us or elects to terminate any of its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on our financial performance and ability to continue operations. However, the parent company of Dole has guaranteed both of its leases. The financial statements of Dole can be found on the Securities and Exchange Commission’s (the “SEC”) website.

Geographic Risk

Six of our twelve farms are located in California. Rental income from our farms in California accounted for $795,541, or 87.0%, of the rental income recorded by us during the three months ended March 31, 2013. Rental income from our farms in California accounted for 97.9% of the total rental income recorded by us during the three months ended March 31, 2012. Our other farms, located in Florida, were purchased in October 2011 and August and September of 2012. Should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations.

NOTE 6. MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

Our mortgage notes payable and line of credit as of March 31, 2013, and December 31, 2012, are summarized below:

					As of March 31, 2013			As of December 31, 2012
Issuer	Type of Issuance	Date of Issuance	Initial Commitment	Maturity Date	Principal Outstanding	Stated Interest Rate	Remaining Availability	Principal Outstanding	Stated Interest Rate	Remaining Availability
MetLife	Mortgage Note Payable	12/30/2010	45,200,000	1/5/2026	$29,489,165	3.50%	$13,565,000	$30,717,880	3.50%	$13,565,000
MetLife	Line of Credit	5/31/2012	4,785,000	4/5/2017	100,000	3.31%	4,685,000	100,000	3.35%	4,685,000

				Totals:	$29,589,165		$18,250,000	$30,817,880		$18,250,000

(1)

Our line of credit with RaboBank was repaid, in full, in May 2012 and was terminated at such time. No early termination fee was incurred; however, $36,031 of unamortized deferred financing costs were written off to interest expense upon the termination.

The weighted-average effective interest rate charged on all of our borrowings for the three months ended March 31, 2013 and 2012, excluding the impact of deferred financing costs, was 3.62% and 3.65%, respectively.

Mortgage Note Payable

On December 30, 2010, we executed a loan agreement with MetLife in an amount not to exceed $45.2 million, pursuant to a long-term note payable. The note currently accrues interest at a rate of 3.50% per year, and the interest rate is subject to adjustment on January 5, 2014, and every three years thereafter to then-current market rates. The note is scheduled to mature on January 5, 2026, and we may not repay the note prior to maturity, except on one of the four interest rate adjustment dates. The loan originally provided for three disbursements, which were drawn in 2011, and was amended in December 2011 to provide for three additional disbursements, two of which were drawn prior to the December 2012 amendment. In connection with the December 2011 amendment, we also incur a commitment fee of 0.20% on undrawn amounts, effective January 5, 2012. As amended in December 2012, the loan agreement provides for up to three future disbursements by December 2013, none of which have been drawn to date.

As of March 31, 2013, $29.5 million was outstanding under this loan. The remaining three disbursements may not exceed $13.6 million, in aggregate, and must be used solely to fund acquisitions of new property. The interest rate for future disbursements will be based on prevailing market rates, and at the time of such disbursements, the interest rate on the loan will adjust to reflect the rate on the new disbursement blended with the existing rate on the then-outstanding loan amount. If we have not drawn such funds for the acquisition of new properties by December 14, 2013, MetLife has the option to be relieved of its obligation to disburse the additional funds to us under this loan.

The fair value of the mortgage note payable is valued using Level 3 inputs under the hierarchy established by ASC 820, “Fair Value Measurement and Disclosure,” and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms. As of March 31, 2013, and December 31, 2012, the fair value of the mortgage note payable was $29.5 million and $30.7 million, respectively, both of which equaled the carrying values at each date. At both March 31, 2013 and December 31, 2012, the interest rates on the mortgage note payable were deemed to be at market rates, and thus it was concluded that the carrying values approximated fair values.

Scheduled principal payments of the mortgage note payable for the remainder of 2013 and each of the five succeeding fiscal years and thereafter are as follows:

Period		Scheduled Principal Payments
For the remaining nine months ending December 31:	2013	$—
For the fiscal years ending December 31:	2014	1,179,567
	2015	1,132,384
	2016	1,087,088
	2017	1,043,605
	2018	1,001,861
	Thereafter	24,044,660

		$29,489,165

All of the properties owned as of March 31, 2013, with the exception of the San Andreas Farm, have been pledged as collateral under this mortgage note payable.

Line of Credit

In November 2002, we entered into a $3.3 million revolving line of credit facility with Agrifinance (the “Prior Credit Facility”), which was scheduled to mature on December 1, 2017, secured by the San Andreas Farm. In May 2012, we repaid the outstanding balance, in full, under the Prior Credit Facility and obtained a new, $4.8 million revolving line of credit facility with MetLife that matures on April 5, 2017 (the “Credit Facility”). Our obligations under the Credit Facility are secured by a mortgage on our San Andreas Farm. The interest rate charged on the advances under the Credit Facility is equal to the three-month LIBOR in effect at the beginning of each calendar quarter plus 3.00%, with a minimum annualized rate of 3.25%. We may use advances under the Credit Facility for both general corporate purposes and the acquisition of new properties.

As of both March 31, 2013 and December 31, 2012, there was $0.1 million outstanding under the Credit Facility, which is the minimum balance required, and approximately $4.7 million of availability from which we could draw. Due to the short-term and revolving nature of a line of credit, the carrying value of our line of credit of $0.1 million at both March 31, 2013, and December 31, 2012, is deemed to approximate fair value.

NOTE 7. STOCKHOLDERS’ EQUITY

The following table summarizes the changes in our stockholders’ equity for the three months ended March 31, 2013:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2012	2,750,000	$2,750	$—	$8,133,976	$8,136,726

Net income	—	—	—	47,516	47,516
Proceeds from issuance of common stock, net	3,780,264	3,780	51,326,166	—	51,329,946
Distributions	—	—	—	(522,421)	(522,421)

Balance at March 31, 2013	6,530,264	$6,530	$51,326,166	$7,659,071	$58,991,767

Initial Public Offering

On January 28, 2013, we priced our IPO of 3,333,334 shares of our common stock at a public offering price of $15.00 per share, which closed on January 31, 2013. Gross proceeds totaled $50.0 million, and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $45.1 million. In connection with the offering, the underwriters exercised their option to purchase an additional 446,930 shares at the IPO price to cover over-allotments, which resulted in additional gross proceeds of $6.7 million and net proceeds, after deducting underwriting discounts, of $6.2 million. We intend to use the net proceeds from the IPO and the underwriters’ exercise of the over-allotment primarily to buy farms and farm-related properties, as well as for other general corporate purposes; however, as of March 31, 2013, none of these proceeds were invested in new property acquisitions.

Distributions

Our Board of Directors declared and paid the following monthly distributions to common stockholders for the three months ended March 31, 2013:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
February 5, 2013	February 15, 2013	February 28, 2013	$0.04
February 5, 2013	March 15, 2013	March 28, 2013	0.04

		Total:	$0.08

A portion of the distributions paid for the quarter ended March 31, 2013, may relate to the $9.1 million of accumulated earnings and profits from prior years to be paid out by the end of 2013, as explained further below. We will provide information related to the federal income tax characterization of our 2013 distributions in an IRS Form 1099-DIV, which will be issued to our stockholders in January 2014.

No distributions were declared or paid during the three months ended March 31, 2012.

REIT Election and Accumulated Earnings and Profits

We intend to be taxed as a REIT for federal income tax purposes beginning with our taxable year ending either December 31, 2013, or December 31, 2014. To qualify as a REIT, we are required to distribute our non-REIT accumulated earnings and profits by December 31 of the year for which we first elect REIT status. As of December 31, 2012, we estimated that our non-REIT accumulated earnings and profits were approximately $9.1 million. This amount includes approximately $4.0 million of net earnings and profits associated with a deferred intercompany gain resulting from land transfers, described elsewhere in this Form 10-Q, that we will recognize immediately prior to the beginning of the initial taxable year for which we elect to be taxed as a REIT.

NOTE 8. SUBSEQUENT EVENTS

Distributions

On April 9, 2013, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 22, 2013	April 30, 2013	$0.12
May 20, 2013	May 31, 2013	0.12
June 19, 2013	June 28, 2013	0.12

	Total:	$0.36

A portion of the distributions paid for the quarter ended March 31, 2013, relates to the $9.1 million of accumulated earnings and profits from prior years to be paid out by the end of 2013, as mentioned above. We will provide information related to the federal income tax characterization of our 2013 distributions in an IRS Form 1099-DIV, which will be issued to our stockholders in January 2014.

Investment Activity

On April 5, 2013, we acquired one farm comprised of 119 acres of farmland near Covert, Michigan, for an aggregate purchase price of approximately $1.3 million. The property is currently farmed for blueberries. We funded this acquisition with the net proceeds received from our IPO in January 2013. At closing, we were assigned the existing triple-net lease, which has seven years remaining on the term. The tenant has one option to extend the lease for an additional seven-year term. The lease provides for prescribed rent escalations over the life of the lease, with annualized, GAAP straight-line rents of approximately $105,000.

We will account for this acquisition as a business combination in accordance with ASC 805; however, the initial accounting for this transaction is not yet complete, making certain disclosures unavailable at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

All references to “we,” “our,” “us” and the “Company” in this Report mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Land Corporation.

OVERVIEW

General

We are an externally-managed real estate company that currently owns thirteen farms, six of which are in California, six of which are in Florida and one of which is in Michigan, which we acquired on April 5, 2013. These farms are currently leased to nine separate tenants that are either corporate or independent farmers. We intend to acquire more farmland that is or will be leased to farmers, and we expect that most of our future tenants will be medium-sized independent farming operations or large corporate farming operations that are unrelated to us. We may also acquire property related to farming, such as cooling facilities, freezer buildings, packing houses, facilities used for storage and assembling boxes, known as box barns, silos, storage facilities, green houses, processing plants, packing buildings, and distribution centers. We intend to lease our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying us rent plus taxes, maintenance and insurance. We may also elect to sell farmland at certain times, such as when as the land could be developed by others for urban or suburban uses.

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

We were incorporated in 1997 primarily for the purpose of operating strawberry farms through our subsidiary, Coastal Berry Company, LLC (“Coastal Berry”), a company that provided growing, packaging, marketing and distribution of fresh berries and other agricultural products. We operated Coastal Berry as our primary business until 2004, when it was sold to Dole Food Company (“Dole”).

Since 2004, our operations have consisted solely of leasing our farms, of which five are in or near Watsonville, California; one is near Oxnard, California (the “West Gonzales Farm”); five are near Plant City, Florida; one is near Wimauma, Florida; and one is near Covert, Michigan. We also lease a small parcel on our West Gonzales Farm to an oil company. We do not currently intend to enter into the business of growing, packing or marketing farmed products. However, if we do so in the future we expect that it would be through a taxable real estate investment trust subsidiary (“TRS”).

We intend to use the net proceeds from our initial public offering, which closed on January 31, 2013 (our “IPO”), primarily to purchase more farmland, as well as for general corporate purposes. We intend to lease our farm properties to corporate farmers or independent farmers that sell through national corporate marketers-distributors. We currently have no plans to make mortgage loans on farms, but we may use a small portion of the net proceeds from the IPO to make mortgage loans on farms and farm-related properties. We expect to earn rental and interest income from our investments.

Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio and Gladstone Administration, LLC (our “Administrator”) serves as our administrator. Our Adviser and our Administrator collectively employ all of our personnel and pay their salaries, benefits and general expenses directly.

We conduct substantially all of our investment activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). We control our Operating Partnership as its sole general partner, and we also currently own, directly or indirectly, all limited partnership units (“Units”) of our Operating Partnership. We expect to offer equity ownership in our Operating Partnership by issuing Units from time to time in exchange for agricultural real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the realization of gains until they redeem the Units or sell the Units for cash. Persons who receive Units in our Operating Partnership in exchange for real estate or interests in entities that own real estate will be entitled to redeem these Units for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the Units for one year.

We intend to qualify and elect to be taxed as a real estate investment trust (“REIT”) for federal tax purposes beginning with our taxable year ending either December 31, 2013, or December 31, 2014. If we qualify and elect to be taxed as a REIT, we generally would not be required to pay federal and state income taxes on the distributions we make to our stockholders, other than any distribution made to eliminate our earnings and profits for periods prior to our REIT election. Any TRS through which we may conduct operations will be required to pay federal and state income taxes on its taxable income. To the extent we do not qualify or elect to be taxed as a REIT for federal income tax purposes, we will be subject to regular corporate income tax on our taxable income.

Objectives and Strategies

Our principal business objective is to maximize stockholder returns through a combination of: (1) monthly cash distributions to our stockholders; (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions; (3) appreciation of our land; and (4) capital gains derived from the sale of our properties. Our primary strategy to achieve our business objective is to invest in a diversified portfolio of net leased farmland and properties related to farming operations.

We expect that most of our future tenants will be medium-sized independent farming operations or large corporate farming operations that are unrelated to us. We intend to lease our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying us rent, as well as the related taxes, maintenance and insurance costs. We are actively seeking and evaluating other farm properties to potentially purchase with the net proceeds received from our IPO, which closed in January 2013. All potential acquisitions will be subject to due diligence procedures, and there can be no assurance that we will be successful in identifying or acquiring additional properties in the future.

Leases

We anticipate that most of our agricultural leases for properties growing row crops will have initial terms of two to five years, often with options to extend the lease further, and will be payable semi-annually at a fixed rate, with one-half due at the beginning of the year and the other half due later in the year. We anticipate that most of our agricultural leases for properties growing long term plants, such as trees, bushes and vines, will have longer term leases with similar payment terms. Leases generally will be on a triple-net basis, which means that they will generally require the tenant to pay taxes, insurance (including drought insurance for properties that depend upon rain water for irrigation), water costs, maintenance and other operating costs. We expect that leases with longer terms, such as for five or ten years, would contain provisions, often referred to as escalation clauses, that provide for annual increases in the amounts payable by the tenants. The escalation clause may be a fixed amount each year or be variable based on standard cost of living figures. In addition, some long-term leases may require a regular survey of comparable land rents, with an adjustment to reflect the current rents. We do not expect to enter into leases that include variable rent based on the success of the harvest each year. All of our current leases are on a triple-net basis with original lease terms ranging from less-than-one to nine years.

We monitor our tenants’ credit quality on an ongoing basis by, among other things, conducting site visits of the properties to ensure farming operations are taking place and to assess the general maintenance of the properties. To date, no changes to credit quality of our tenants have been identified and all tenants continue to pay as agreed.

Lease Expirations

Farm leases are generally short term in nature, so in any given year we expect to have multiple leases up for renewal or extension. We have three leases expiring in 2013: one on 198 acres of farmland consisting of three farms near Watsonville, California (the “West Beach Farms”); one on our West Gonzales Farm; and one on 219 acres of farmland near Wimauma, Florida (the “Colding Loop Farms”). Collectively, these leases accounted for approximately 75.1% of our rental income for the three months ended March 31, 2013. The current rental rates on the West Beach Farms and the Colding Loop Farm were negotiated in 2012, while the current rental rate on West Gonzales Farm was negotiated in 2011. Because the rental rates on all of these leases have been recently negotiated, we anticipate being able to renew each of these leases prior to their expiration in 2013 at the same, if not higher, rental rates. While we have begun negotiations with the tenants to renew the respective leases, there can be no assurance that we will be able to renew the leases at rates favorable to us, if at all. However, we believe that average rental rates for other farms in the regions where our current properties are located have not declined since we entered into our leases for those properties.

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

Business Environment

While the United States (the “U.S.”) continues to feel the lingering impact of the recession that began in late 2007, some beginning signs of a long-term recovery have emerged, as the unemployment rate has decreased over the last several months, housing starts and building permits rose in September 2012 to the highest level in four years, and prices for single-family homes have increased across 20 U.S. cities because of a dwindling surplus in the housing market. However, the economic situation in Europe continues to be unpredictable and will need to stabilize for the economy to fully recover, and the U.S. will need to come to a long-term solution for the debt crisis the country currently faces. As a result, conditions within the U.S. capital markets generally, and the U.S. real estate capital markets particularly, continue to experience certain levels of dislocation and stress. These economic conditions could materially and adversely impact the financial condition of one or more of our tenants and, therefore, could increase the likelihood that a tenant may declare bankruptcy or default upon its payment obligations arising under a related lease.

REIT Election and Accumulated Earnings and Profits

We intend to be taxed as a REIT for federal income tax purposes beginning with our taxable year ending either December 31, 2013, or December 31, 2014. To qualify as a REIT, we are required to distribute our non-REIT accumulated earnings and profits by December 31 of the year for which we first elect REIT status. As of December 31, 2012, we estimated that our non-REIT accumulated earnings and profits were approximately $9.1 million. This amount includes approximately $4.0 million of net earnings and profits associated with a deferred intercompany gain resulting from land transfers, described elsewhere in this Form 10-Q, that we will recognize immediately prior to the beginning of the initial taxable year for which we elect to be taxed as a REIT. Furthermore, in March 2013, we made a $2.1 million income tax prepayment in the form of a cash bond paid to the IRS for federal income taxes of approximately $2.1 million related to the aforementioned gain that will become due upon us making a REIT election.

Recent Developments

Initial Public Offering of our Common Stock

On January 28, 2013, we priced our IPO of 3,333,334 shares of our common stock at a public offering price of $15.00 per share, which closed on January 31, 2013. Including the underwriters’ option to cover over-allotments, which was exercised on February 19, 2013, a total of 3,780,264 shares were issued, resulting in gross proceeds of $56.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $51.3 million. We intend to use the net proceeds from the IPO and the underwriters’ exercise of the over-allotment primarily to buy farms and farm-related properties, as well as for other general corporate purposes.

Investment Activity

On April 5, 2013, we acquired a farm comprised of 119 acres of farmland near Covert, Michigan, for an aggregate purchase price of approximately $1.3 million. The property is currently farmed for blueberries. We funded this acquisition with the net proceeds received from our IPO in January 2013. At closing, we were assigned the existing triple-net lease, with seven years remaining on the term. The tenant has one option to extend the lease for an additional seven-year term. The lease provides for prescribed rent escalations over the life of the lease, with annualized, GAAP straight-line rents of approximately $105,000.

Our Adviser and Administrator

Advisory and Administration Agreements

Since 2004, we have been externally managed pursuant to a contractual investment advisory arrangement with our Adviser, under which our Adviser has directly employed certain of our personnel and paid its payroll, benefits and general expenses directly. Prior to January 1, 2010, the advisory agreement also covered the administrative services we received from Gladstone Administration, LLC (our “Administrator”), which, until January 1, 2010, was a wholly-owned subsidiary of our Adviser. Since January 1, 2010, we have received administrative services pursuant to a separate administration agreement with our Administrator. Upon closing of our IPO, on January 31, 2013, we entered into amended and restated versions of the advisory and administration agreements.

Prior Advisory and Administration Agreements

Prior Advisory Agreement

Under our advisory agreement in effect until January 31, 2013 (the “Prior Advisory Agreement”), we were required to reimburse our Adviser for our pro-rata share of our Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters. Until January 1, 2010, this obligation also extended to administrative services provided to us by our Administrator, which, until January 1, 2010, was a wholly-owned subsidiary of our Adviser.

Under our Prior Advisory Agreement, we were also required to reimburse our Adviser for our pro-rata portion of all other expenses of our Adviser not reimbursed under the arrangements described above, which we refer to as overhead expenses, equal to the total overhead expenses of our Adviser multiplied by the ratio of hours worked by our Adviser’s (and until January 1, 2010, our Administrator’s) employees on our projects to the total hours worked by our Adviser’s (and until January 1, 2010, our Administrator’s) employees. However, we were only required to reimburse our Adviser for our portion of its overhead expenses if the amount of payroll and benefits we reimburse to our Adviser was less than 2.0% of our average invested assets for the year. Additionally, we were only required to reimburse our Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of our average invested assets for the year. Our Adviser is required to reimburse us annually for the amount by which amounts billed to and paid by us exceed this 2.0% limit during a given year. To date, these amounts have never exceeded the 2.0% limit, and therefore we have never received any such reimbursement.

Prior Administration Agreement

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

Amended and Restated Advisory and Administration Agreements

Amended Advisory Agreement

Under the terms of the Amended Advisory Agreement that went into effect on February 1, 2013, we no longer reimburse our Adviser for our pro-rata share of its payroll, benefits and overhead expenses. Instead, we pay an annual base management fee during 2013 equal to 1.0% of our total stockholders’ equity, less the recorded value of any preferred stock we may issue and, for 2013 only, any uninvested cash proceeds from the IPO, which we refer to as our adjusted stockholders’ equity. We will also pay an additional incentive fee based on funds from operations (“FFO”) before giving effect to any incentive fee (our “Pre-Incentive Fee FFO”). Beginning in 2014, we will pay an annual base management fee equal to 2.0% of our adjusted total stockholders’ equity, which will no longer exclude any uninvested cash proceeds from the IPO, and an additional incentive fee based on our Pre-Incentive Fee FFO. If the Amended Advisory Agreement had been in place during the three months ended March 31, 2012, we estimate that our base management fee for that period would have been approximately $19,721, as compared to the actual management advisory fee incurred during that period per the Prior Advisory Agreement of $44,036.

For purposes of calculating the incentive fee, our Pre-Incentive Fee FFO will include any realized capital gains or losses, less any dividends paid on any preferred stock, but will not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our Pre-Incentive Fee FFO for a particular calendar quarter exceeds a hurdle rate of 1.75%, or 7% annualized, of our adjusted stockholders’ equity at the end of the quarter. Our Adviser will receive 100% of the amount of the Pre-Incentive Fee FFO for the quarter that exceeds the hurdle rate but is less than 2.1875% of our adjusted stockholders’ equity at the end of the quarter. Our Adviser will also receive an incentive fee of 20% of the amount of our Pre-Incentive Fee FFO that exceeds 2.1875% for the quarter. If the Amended Advisory Agreement had been in place during the three months ended March 31, 2012, we estimate that we would have incurred an incentive fee for that period of approximately $61,740. Prior to the Amended Advisory Agreement becoming effective on February 1, 2013, there was no agreement in place by which to incur an incentive fee.

Amended Administration Agreement

Under the terms of the Amended Administration Agreement that went into effect on February 1, 2013, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent and our allocable portion of the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Unlike our Prior Administration Agreement, which provided that our allocable portion of these expenses be based on the percentage of time that our Administrator’s personnel devoted to our affairs, under the Amended Administration Agreement, our allocable portion of these expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies for whom our Administrator provides services. If the Amended Administration Agreement had been in place during the three months ended March 31, 2012, we estimate that our administration fee for that period would have been approximately $21,252, as compared to the actual administration fee incurred during that period of $22,805.

Emerging Growth Company

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, Section 107 of the JOBS Act provides that an emerging growth company may choose to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that the company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Additionally, we are eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have elected to take advantage of this extended transition period, and, as a result, we will comply with new or revised accounting standards on the dates on which adoption of such standards is required for private companies for as long as we maintain our emerging company status and do not revoke this election. Accordingly, the accounting standards that we apply while we remain an emerging growth company may differ materially from the accounting standards applied by other similar public companies, including emerging growth companies that have elected to opt out of this extended transition period. This election could have a material impact on our financial statements and the comparability of our financial statements to the financial statements of similar public companies.

Critical Accounting Policies

The preparation of our financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 2 to our condensed consolidated financial statements included elsewhere in this Form 10-Q. Below is a summary of critical accounting policies. We consider these policies critical because they involve estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations.

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

Purchase Price Allocation

When we acquire real estate, we allocate the purchase price to: (i) the acquired tangible assets and liabilities, consisting of land, building, tenant improvements and long-term debt and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, in-place leases, unamortized lease origination costs, tenant relationships and capital lease obligations, based in each case on their fair values.

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under ASC 805. Other of our acquisitions involve the acquisition of farmland that is already being operated as rental property, which we will generally consider to be business combinations under ASC 805. In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition, whereas in the case of a business combination, we will expense these transaction costs as incurred. When we account for an acquisition as a business combination, we will record above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize the capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases, and we will amortize the capitalized below-market lease values (included in Other liabilities on the accompanying Condensed Consolidated Balance Sheets) as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Since our strategy will, to a large degree, involve sale-leaseback transactions with newly-originated leases at market rates, we do not expect that the above-market and below-market in-place lease values will be significant for many of the transactions we will ultimately enter into.

We will measure the aggregate value of other intangible assets acquired based on the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Our Adviser will estimate values using methods similar to those used by independent appraisers, such as discounted cash flow analysis. Factors to be considered by management in its analysis will include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases. Our Adviser will also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, which we expect to primarily range from six to eighteen months, depending on specific local market conditions.

Our Adviser will also estimate costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on our Adviser’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by our Adviser in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and management’s expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors. We will amortize the value of in-place leases to expense over the initial term of the respective leases, which we primarily expect to range from two to five years for properties growing row crops, with longer terms for properties growing long-term plants such as trees, bushes and vines. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

A change in any of the assumptions above, which are subjective, could have a material impact on our results of operations.

Asset Impairment Evaluation

We will periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. In determining if impairment exists, our Adviser will consider such factors as our tenants’ payment history, the financial condition of our tenants, including calculating the current leverage ratios of tenants, the likelihood of lease renewal, business conditions in the industries in which our tenants operate and whether the carrying value of our real estate has decreased. If any of the factors above indicate the possibility of impairment, we will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the investment in such property is recoverable. In preparing the projection of undiscounted future cash flows, we will estimate the holding periods of the properties and cap rates using information we obtain from market comparability studies and other comparable sources. If impairment is indicated, the carrying value of the property will be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using assumptions from market participants. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations, as the changes would impact our determination of whether impairment is deemed to have occurred and the amount of impairment loss we would recognize.

Income Taxes

Our financial results generally will not reflect provisions for current or deferred income taxes for taxable years beginning with the year for which we first elect to be taxed as a REIT, which is currently contemplated to be our taxable year ending either December 31, 2013, or December 31, 2014. Management believes that we will be organized and will operate in a manner that will allow us to qualify to be taxed as a REIT, and, as a result, we do not expect to pay substantial corporate-level income taxes for taxable years for which we qualify and elect to be taxed as a REIT for federal income tax purposes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet any of those requirements, we would be subject to federal corporate income tax, which could have a material, adverse impact on our results of operations and amounts available for distributions to our stockholders. Our TRS will pay taxes on its taxable income, if any.

In connection with intercompany transfers of a 306-acre farm near Watsonville, California (the “San Andreas Farm”), and the West Gonzales Farm in 2002 and of the San Andreas Farm again in 2004, we created deferred intercompany gains that are taxable for both federal and state income tax purposes. These deferred intercompany gains are generally equal to the excess of the fair market value of the property over the tax basis of the property (determined as of the time that the deferred intercompany gain was created). Deferred intercompany gains are indefinitely deferred until a triggering event occurs (such as a REIT conversion), generally when the transferee or the transferor leaves the consolidated group, as defined by the relevant tax law, or the property is sold to a third party. In the case of a transfer of built-in gain property between members of a consolidated group, there are deferred intercompany gains to the transferring entity, and the receiving entity’s tax basis is the fair market value at the date of transfer. Thus, a deferred tax liability is created related to the deferred intercompany gain to the transferring entity, and an offsetting deferred tax asset is created representing the basis difference created by the new tax basis of the receiving entity. As a result, the deferred tax assets and liabilities offset one another and there is no net impact to us. In accordance with ASC 740 and ASC 810, no tax impact is recognized in the condensed consolidated financial statements as a result of transfers of assets between members of a consolidated group.

As a result of the transfers mentioned above, the related federal and state deferred tax assets and liabilities each total approximately $2.2 million as of March 31, 2013. With respect to the federal amount of approximately $2.1 million, this amount will become payable upon us making a REIT election, and as a REIT, we will no longer be able to obtain the benefit of the related deferred tax asset. As such, in March 2013, we made a tax prepayment of $2.1 million in the form of a cash bond submitted to the IRS to cover this amount once it becomes due. As a result, we will reverse the deferred tax asset through our income tax provision once we have completed all significant actions necessary to qualify as a REIT and are committed to a course of action for this to occur. The REIT election does not have the same impact on the state tax amount of approximately $0.1 million, and, therefore, this amount will continue to be deferred. In addition, the Deferred tax liability reflected on the Condensed Consolidated Balance Sheets, which relates to temporary tax differences, and the Provision for income taxes reflected on the Condensed Consolidated Statements of Operations will also be reversed upon REIT-status election. We currently intend to qualify and elect to be taxed as a REIT for federal income tax purposes beginning with our tax year ending either December 31, 2013, or December 31, 2014.

In connection with our acquisition of the San Andreas Farm in February 2004 from SC Land, Inc. (“SC Land”), we created a deferred intercompany stock account (“DISA”) at the state income tax level that was based upon the fair market value of the property at the time of that transfer. The resulting tax liability to us was approximately $98,000. We determined that the state income taxes of $98,000 related to the DISA became payable in 2009, and we are paying that amount over a five-year period through 2014.

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

Results of Operations

A comparison of our operating results for the three months ended March 31, 2013 and 2012 is below:

	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
Operating revenues:
Rental income	$914,583	$813,475	$101,108	12.4%

Total operating revenues	914,583	813,475	101,108	12.4%

Operating expenses:
Depreciation and amortization	160,036	95,365	64,671	67.8%
Management advisory fee	59,164	44,036	15,128	34.4%
Administration fee	38,332	22,805	15,527	68.1%
Incentive fee	41,037	—	41,037	NM
Professional fees	85,392	121,171	(35,779)	-29.5%
Due diligence expense	16,871	12,654	4,217	33.3%
Property operating expense	18,495	10,045	8,450	84.1%
General and administrative	118,778	11,326	107,452	948.7%

Total operating expenses	538,105	317,402	220,703	69.5%

Operating income	376,478	496,073	(119,595)	-24.1%

Other income (expense)
Interest and other income	10,627	2,785	7,842	281.6%
Interest expense	(280,400)	(217,454)	(62,946)	28.9%

Total other expense	(269,773)	(214,669)	(55,104)	25.7%

Net income before income taxes	106,705	281,404	(174,699)	-62.1%

Provision for income taxes	59,189	128,900	(69,711)	-54.1%

Net income	$47,516	$152,504	$(104,988)	-68.8%

NM  =  Not Meaningful

Operating Revenues

Rental income increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, as a result of four additional farm properties acquired during the third fiscal quarter of 2012.

Operating Expenses

Depreciation and amortization expenses increased for the three months ended March 31, 2013, as compared to the prior-year period, primarily as a result of the additional properties acquired during the third fiscal quarter of 2012, as well as site improvements made on an existing property that were placed into service during June 2012.

The management advisory fee increased for the three months ended March 31, 2013, as compared to the prior-year period, primarily as a result of the increased number of hours our Adviser’s employees spent on our matters related to due diligence on potential new acquisitions and as a result of efforts expended in connection with the preparation and filing of a registration statement with the Securities and Exchange Commission (the “SEC”) for our IPO in January 2013. For the three months ended March 31, 2012, and for January 2013, the management advisory fee consisted of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the Prior Advisory Agreement. For the two months ended March 31, 2013, the management advisory fee was calculated pursuant to the terms under the Amended Advisory Agreement, which went into effect on February 1, 2013, and is described in further detail elsewhere in this Form 10-Q. Our management advisory fee under the Prior Advisory Agreement, which was terminated on January 31, 2013, was $46,206, while the management advisory fee under the Amended Advisory Agreement, which became effective on February 1, 2013, was $12,958.

The administration fee increased for the three months ended March 31, 2013, as compared to the prior-year period, primarily as a result of the increased number of hours our Administrator’s employees spent on our matters, which were higher during the month of January 2013 as a result of efforts expended in connection with the preparation and filing of the registration statement with the SEC for our IPO. For the three months ended March 31, 2012, and for January 2013, the administration fee consisted of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Administrator in accordance with the terms of the Prior Administration Agreement. For the months of February and March 2013, the administration fee was calculated pursuant to the terms under the Amended Administration Agreement, which went into effect on February 1, 2013, and is described in further detail elsewhere in this Form 10-Q. Our administration fee under the Prior Administration Agreement, which was terminated on January 31, 2013, was $18,532, while the management advisory fee under the Amended Advisory Agreement, which became effective on February 1, 2013, was $19,800.

An incentive fee was earned by the Adviser during the three months ended March 31, 2013, for the first time since our inception because FFO for the quarter was above the hurdle rate, primarily due to a full quarter of income earned on all properties in our portfolio as of March 31, 2013. No incentive fee was earned in the prior-year period, as there was no agreement in place by which to incur an incentive fee.

Professional fees, consisting primarily of legal and accounting fees, decreased for the three months ended March 31, 2013, as compared to the prior-year period, primarily as a result of additional fees recorded during the three months ended March 31, 2012 for tax research related to the IPO and the steps necessary to qualify as a REIT.

Due diligence expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Due diligence expenses increased for the three months ended March 31, 2013, as compared to the prior-year period, primarily due to costs incurred relating to the acquisition of a blueberry farm in Michigan subsequent to March 31, 2013, as well as costs incurred relating to other potential acquisitions.

Property operating expenses consist of franchise taxes, insurance and overhead expenses paid for certain of our properties. Property operating expenses increased for the three months ended March 31, 2013, as compared to the prior-year period, primarily due to an increase in limited liability company fees paid to the state of California, as well as other miscellaneous filing fees incurred associated with owning four additional properties.

General and administrative expenses increased for the three months ended March 31, 2013, as compared to the prior-year period, primarily due to in the payment of directors’ fees, which were not incurred during 2012 as a private company, and increases in overhead insurance and stockholder-related expenses related to becoming a public company in 2013.

Interest and Other Income (Expense)

Interest and other income increased for the three months ended March 31, 2013, as compared to the prior-year period, primarily due to the interest earned on the net proceeds from our IPO, a portion of which is currently invested in short-term US Treasuries, with the remaining balance being held in a money-market deposit account.

Interest expense increased for the three months ended March 31, 2013, as compared to the prior-year period, primarily due to increased borrowings under our mortgage note payable with MetLife. The weighted-average balance of our aggregate borrowings for the three months ended March 31, 2013, was $30.2 million, as compared to $23.3 million in the prior-year period. The overall, effective interest rate charged on our aggregate borrowings for the three months ended March 31, 2013, excluding the impact of deferred financing fees, was 3.6%, as compared to 3.7% for the prior-year period.

Provision for income taxes

The provision for income taxes decreased for the three months ended March 31, 2013, as compared to the prior-year period as a result of the decrease in net income before income taxes due to the reasons discussed above. However, our effective tax rate increased during the three months ended March 31, 2013, primarily due to a deferred intercompany gain on past land transfers that generated a tax due to the state of California, payable over a five-year period. Additionally, the provision for income taxes recorded for the three months ended March 31, 2013, is expected to be reversed once we complete all significant actions necessary to qualify as a REIT and become committed to the course of action for this to occur. For additional information, please refer to Note 2, “Summary of Significant Accounting Policies — Income Taxes.”

LIQUIDITY AND CAPITAL RESOURCES

Overview and Future Capital Needs

To date, we have invested $1.3 million of the $51.3 million of net proceeds received in connection with our IPO in January 2013 into a new property acquisition. We intend to use the capital we acquired as a result of our IPO and the proceeds of any indebtedness that we may incur in the future to purchase additional farms and farm-related properties, as well as to potentially make mortgage loans and for general corporate purposes. We are actively seeking and evaluating acquisitions of additional farm properties that satisfy our investment criteria. All potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

Our sources of funds are primarily the net proceeds received in connection with our IPO, operating cash flows and borrowings, including our current line of credit that matures in April 2017. We believe that these cash resources will be sufficient to satisfy our cash requirements for the next 12 months.

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2013 and 2012 was approximately $2.6 million and $31,256, respectively. The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is utilized to fund our property-level operating expenses, with any excess cash being primarily used for debt and interest payments on our mortgage note payable, management fees to our Adviser and administrative fees to our Administrator, income taxes and other corporate- level expenses. The increase in net cash used in operating activities during the three months ended March 31, 2013, was primarily a result of a tax prepayment, in the form of a cash bond, made to the IRS in anticipation of taxes we will owe in connection with the recognition of a deferred gain on a land transfer that will occur upon our election to be taxed as a REIT.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2013, was approximately $20.0 million, which was a result of us investing $20.0 million of the net proceeds received from our IPO in six-month US Treasuries. There was no net cash used in investing activities during the three months ended March 31, 2012.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013, was approximately $50.8 million, which primarily consisted of the proceeds received from our IPO, net of offering costs paid during the quarter, of $52.6 million, partially offset by repayments on our mortgage note payable of $1.2 million and distributions paid to stockholders of $0.5 million. Net cash used in financing activities for the three months ended March 31, 2012, was approximately $0.9 million, which represented a repayment made on our mortgage note payable of $0.9 million.

Borrowings

MetLife Mortgage Loan

On December 30, 2010, we entered into a loan agreement with MetLife in an amount not to exceed $45.2 million, pursuant to a long-term note payable. The note currently accrues interest at a rate of 3.50% per year, and the interest rate is subject to adjustment January 5, 2014, and every three years thereafter to then-current market rates. The note is scheduled to mature on January 5, 2026, and we may not repay the note prior to maturity, except on one of the four interest rate adjustment dates. The loan originally provided for three disbursements, which were drawn in 2011, and was amended in December 2011 to provide for three additional disbursements, two of which were drawn prior to a December 2012 amendment. As amended in December 2012, the loan agreement provides for up to three future disbursements by December 2013, none of which have been drawn to date.

As of March 31, 2013, $29.5 million was outstanding under this loan. The three remaining disbursements may not exceed $13.6 million, in aggregate, and must be used solely to fund the acquisition of new properties. The interest rate for future disbursements will be based on prevailing market rates, and at the time of such disbursements, the interest rate on the loan will adjust to reflect the rate on the new disbursement blended with the existing rate on the then-outstanding loan amount. If we have not drawn such funds for the acquisition of new properties by December 14, 2013, MetLife has the option to be relieved of its obligation to disburse the additional funds to us under this loan.

MetLife Line of Credit

In November 2002, we entered into a $3.3 million revolving credit facility with Rabo Agrifinance (“Agrifinance”), which was scheduled to mature on December 1, 2017, secured by a mortgage on our San Andreas Farm. In May 2012 we repaid the outstanding balance under the credit facility in full and obtained a new revolving credit facility with MetLife. This new $4.8 million revolving credit facility matures on April 5, 2017. Our obligations under the new line of credit are secured by a mortgage on our San Andreas Farm. The interest rate charged on the advances under the new revolving facility is equal to the three-month LIBOR in effect at the beginning of each calendar quarter plus 3.00%, with a minimum annualized rate of 3.25%. We may use the advances under the credit facility for both general corporate purposes and the acquisition of new investments. As of March 31, 2013, there was $0.1 million outstanding under the line of credit, which is the minimum balance required under the facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

Funds from Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP supplemental measure of operating performance of an equity REIT, in order to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

FFO does not represent cash flows from operating activities in accordance with GAAP, which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income and should not be considered an alternative to net income as an indication of our performance or to cash flows from operations as a measure of liquidity or ability to make distributions. Comparison of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

FFO available to common stockholders is FFO adjusted to subtract distributions made to holders of preferred and senior common stock. We believe that net income available to common stockholders is the most directly comparable GAAP measure to FFO available to common stockholders.

Basic funds from operations (“Basic FFO”) per share and diluted funds from operations (“Diluted FFO”) per share is FFO available to common stockholders divided by the number of weighted average shares of common stock outstanding and FFO available to common stockholders divided by the number of weighted average shares of common stock outstanding on a diluted basis, respectively, during a period. We believe that FFO available to common stockholders, Basic FFO per share and Diluted FFO per share are useful to investors because they provide investors with a further context for evaluating our FFO results in the same manner that investors use net income and earnings per share (“EPS”) in evaluating net income available to common stockholders. In addition, because most REITs provide FFO available to common stockholders, Basic FFO and Diluted FFO per share information to the investment community, we believe these are useful supplemental measures when comparing us to other REITs. We believe that net income is the most directly comparable GAAP measure to FFO, Basic EPS is the most directly comparable GAAP measure to Basic FFO per share, and that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.

The following table provides a reconciliation of our FFO for the three months ended March 31, 2013 and 2012, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the Three Months Ended March 31,
	2013	2012
Net income	$47,516	$152,504
Add: Real estate depreciation and amortization	160,036	95,365

FFO available to common stockholders	$207,552	$247,869

Weighted average common shares outstanding—basic & diluted	5,249,898	2,750,000
FFO per weighted average common share—basic and diluted	$0.04	$0.09

Net Asset Value Calculation

The following table provides certain summary information about our 12 farm properties as of March 31, 2013.

Property Name	Location	Date Acquired	Encumbrances		Acquisition Price(1)	Value Basis	Valuation Methodology(2)	Number of Farms	Farmable Acres	Total Acres	Lease Expiration Date
San Andreas	Watsonville, CA	6/16/1997	$100,000	(3)	$4,929,307	$9,730,000	Appraisal	1	237	306	12/31/2014
West Gonzales	Oxnard, CA	9/15/1998	13,473,792		15,185,928	45,500,000	Appraisal	1	501	653	12/31/2013
West Beach	Watsonville, CA	1/3/2011	5,068,800		8,472,073	8,490,000	Appraisal	3	195	198	10/31/2013
Dalton Lane	Watsonville, CA	7/7/2011	2,587,853		2,808,000	2,840,000	Appraisal	1	70	72	10/31/2015
Keysville Road	Plant City, FL	10/26/2011	1,152,000		1,227,816	1,412,000	Appraisal	2	50	59	7/1/2016
Colding Loop	Wimauma, FL	8/9/2012	3,366,720		3,499,644	3,550,000	Appraisal	1	181	219	6/14/2013
Trapnell Road	Plant City, FL	9/12/2012	3,840,000		4,000,000	3,937,000	Appraisal	3	110	124	6/30/2017

			$29,589,165		$40,122,768	$75,459,000		12	1,344	1,631

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets) plus subsequent improvements on the properties
(2)	Represents values based on appraisals performed between June 2011 and September 2012
(3)	Represents borrowings outstanding as of March 31, 2013, on our line of credit with MetLife, under which the San Andreas Farm is pledgd as collateral

Real estate companies are required to record real estate using the historical cost basis of the real estate, and, as a result, the carrying value of the real estate does not change as the fair value of the assets change. Thus, a difficulty in owning shares of an asset-based company is determining the fair value of the assets so that, as an owner of the stock, shareholders can see the value of the assets increase or decrease. For this reason, we believe determining the fair value of our real estate assets is useful to our investors.

To provide our shareholders with an estimate of the fair value of our real estate assets, we will estimate the fair value of our farm properties, expressed in terms of net asset value per share (“NAV”), and provide that to our shareholders on a quarterly basis. NAV is a non-GAAP, supplemental measure of financial position of an equity REIT. NAV is calculated as total stockholders’ equity, adjusted for the increase or decrease in fair value of our real estate assets and encumbrances in excess of the cost basis of our real estate. This number is then divided by our total common shares outstanding to calculate the NAV. Our Adviser generally calculates the fair value of our real estate by relying, in part, on estimates of fair market value of our real estate properties provided by independent, third-party appraisers. Management reviews the appraisals, including the significant assumptions and inputs used in determining the appraised values, and considers any developments that may have occurred since the time the appraisals were performed. Developments considered that may have an unfavorable impact on the fair value of our real estate include, but are not limited to, tenant credit profiles, such as tenant defaults and bankruptcies; lease terms, such as expirations and notices of non-renewals or to vacate; and potential asset sales, particularly those at prices below the appraised values of the properties. Management determined that the carrying value of all encumbrances on our properties were deemed to approximate fair value at March 31, 2013, thus, no adjustment was made to NAV related to the fair value of borrowings. As such, management believes that the most recent appraisals available on our 12 farms held at March 31, 2013, which were performed between the periods of June 2011 and September 2012, fairly represent their current market values.

Comparison of NAV, using the above definition, to similarly-titled measures for other REITs, may not necessarily be meaningful, due to possible differences in the application of the definition used by such REITs. Please note that we do not transact at this value, and the trading price of our shares may differ from the most-recent NAV. In addition, although management believes the values presented reflect current market conditions, the ultimate amount realized on any asset will be based on the timing of such dispositions and the then-current market conditions. There can be no assurance that the ultimate realized value upon disposition of an asset will approximate the fair value above.

As of March 31, 2013, we estimate the NAV to be $14.44, as detailed below.

Total stockholders’ equity		$58,991,767
Estimated fair value of property portfolio(1)	$75,459,000
Net cost basis of tangible and intangible real estate assets	37,191,908
Add: Accumulated depreciation and amortization	2,930,860

Gross cost basis of tangible and intangible real estate assets	40,122,768

Excess fair value over gross cost basis of real estate assets		35,336,232

Estimated net worth of the company		94,327,999
Shares outstanding at March 31, 2013		6,530,264

Estimated NAV at March 31, 2013		$14.44

(1)	Per appraised values presented in table above.

We intend to seek new appraisals of our properties on a periodic basis in the future, and any adjustments to the values of our properties, as well as NAV, will be explained in this section. However, the determination of NAV is subjective and involves a number of assumptions, judgments and estimates, some of which may prove to be inaccurate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. While none of our existing leases contain escalations based on market interest rates, the interest rates on our existing borrowings are variable, and, in the case of the mortgage note payable to MetLife, the interest rate adjusts only once every three years. Although we seek to mitigate this risk by structuring such provisions of our leases to contain escalation rates or the rent adjustments to prevailing market rent at two- to three-year intervals, these features do not eliminate this risk. To date, we have not entered into any derivative contracts to attempt to manage our exposure to interest rate fluctuations.

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended March 31, 2013, from that disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 27, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.

Item 1A.	Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed by us with the Securities and Exchange Commission on March 27, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

On January 28, 2013, we priced our IPO of 3,333,334 shares of our common stock, par value $0.001 per share, at a public offering price of $15.00 per share, which closed on January 31, 2013. Including the underwriters’ option to cover over-allotments, which was exercised in February 2013, a total of 3,780,264 shares were issued, resulting in gross proceeds of $56.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $51.3 million. We intend to use the net proceeds from the IPO and the underwriters’ exercise of the over-allotment primarily to buy farms and farm-related properties, as well as for other general corporate purposes; however, as of March 31, 2013, none of these proceeds had been invested in new property acquisitions. On April 5, 2013, we acquired one farm comprised of 119 acres of farmland near Covert, Michigan, for an aggregate purchase price of approximately $1.3 million. We funded this acquisition with the net proceeds received from our IPO. During the three months ended March 31, 2013, we also invested $20.0 million of the net proceeds received from our IPO in six-month U.S. Treasuries.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 the Registration Statement on Form S-11 (File No. 333-183965), filed November 15, 2012.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	The following financial information of the Registrant is included for the three months ended March, 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: May 6, 2013	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer and Treasurer

Date: May 6, 2013	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors