Form 10-Q
period 2013-06-30
GLADSTONE LAND Corp
filed 2013-08-07
CIK 1495240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒.

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of July 31, 2013, was 6,530,264.

GLADSTONE LAND CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2013

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS
Real estate, at cost	$44,323,542	$39,678,968
Less: accumulated depreciation	(2,818,185)	(2,535,084)

Total real estate, net	41,505,357	37,143,884
Lease intangibles, net	192,099	208,060
Cash and cash equivalents	42,405,551	873,474
Short-term investments	680,059	679,717
Deferred financing costs, net	301,490	304,150
Deferred offering costs	—	1,006,095
Other assets	3,120,779	770,468

TOTAL ASSETS	$88,205,335	$40,985,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage note payable	$29,489,165	$30,717,880
Borrowings under line of credit	100,000	100,000
Accounts payable and accrued expenses	634,247	913,649
Due to related parties(1)	74,116	104,782
Deferred tax liability	743,676	743,676
Other liabilities	492,807	269,135

TOTAL LIABILITIES	31,534,011	32,849,122

Commitments and Contingencies(2)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized; 6,530,264 and 2,750,000 shares issued and outstanding at June 30, 2013, and December 31, 2012, respectively	6,530	2,750
Additional paid in capital	51,326,262	—
Retained earnings	5,338,532	8,133,976

TOTAL STOCKHOLDERS’ EQUITY	56,671,324	8,136,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,205,335	$40,985,848

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information
(2)	Refer to Note 8, “Commitments and Contingencies,” for additional information

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Rental income	$949,756	$811,900	$1,864,339	$1,625,375

Total operating revenues	949,756	811,900	1,864,339	1,625,375

OPERATING EXPENSES:
Depreciation and amortization	177,323	90,381	337,359	185,746
Management fee(1)	25,136	44,139	84,301	88,175
Incentive fee(1)	—	—	41,037	—
Administration fee(1)	57,508	36,241	95,840	59,046
Professional fees	163,764	41,393	249,156	162,564
Acquisition-related expenses	4,266	3,555	21,137	16,209
Property operating expenses	28,972	27,131	47,467	37,175
General and administrative	195,401	12,084	314,179	23,411

Operating expenses before credits from Adviser	652,370	254,924	1,190,476	572,326
Credits to fees(1)	(41,037)	—	(41,037)	—

Total operating expenses, net of credits to fees	611,333	254,924	1,149,439	572,326

OPERATING INCOME	338,423	556,976	714,900	1,053,049

OTHER INCOME (EXPENSE):
Interest income	14,818	518	25,445	854
Other income	—	1,474	—	3,922
Interest expense	(276,047)	(255,479)	(556,446)	(472,932)

Total other expense	(261,229)	(253,487)	(531,001)	(468,156)

Net income before income taxes	77,194	303,489	183,899	584,893

Income tax provision	(46,838)	(139,016)	(106,027)	(267,916)

NET INCOME	$30,356	$164,473	$77,872	$316,977

EARNINGS PER COMMON SHARE:
Basic and diluted	$0.00	$0.06	$0.01	$0.12

Distributions per common share	$0.36	$—	$0.44	$—

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING—basic and diluted	6,530,264	2,750,000	5,893,618	2,750,000

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,872	$316,977
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	337,359	185,746
Amortization of deferred financing fees	14,890	45,975
Amortization of acquired below market lease values	(52,956)	—
Deferred income taxes	—	(47,022)
Changes in operating assets and liabilities:
Other assets	(2,355,672)	77,896
Accounts payable, accrued expenses, and due to related parties	9,688	57,919
Other liabilities	276,628	(29,526)

Net cash (used in) provided by operating activities	(1,692,191)	607,965
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate investments	(4,682,871)	—
Purchase of U.S. Treasuries	(19,994,981)	—
Maturity of U.S. Treasuries	20,000,000	—
Deposits on future acquisitions	—	(150,000)
Deposits refunded	—	100,000

Net cash used in investing activities	(4,677,852)	(50,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity, net of costs	52,016,381	(183,782)
Borrowings from mortgage notes payable	—	1,200,000
Repayments on mortgage notes payable	(1,228,715)	(917,120)
Borrowings from line of credit	1,600,000	100,000
Repayments on line of credit	(1,600,000)	(1,205,000)
Financing fees	(12,230)	(65,375)
Distributions paid	(2,873,316)	—

Net cash provided by (used in) financing activities	47,902,120	(1,071,277)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,532,077	(513,312)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	873,474	2,003,854

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,405,551	$1,490,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BUSINESS AND ORGANIZATION

Business

Gladstone Land Corporation, (the “Company,” “we,” “us,” “our”) was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004, and having been originally incorporated in California on June 14, 1997. We exist primarily for the purpose of engaging in the business of owning and leasing farmland. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation (the “Adviser”), a Delaware corporation.

Organization

We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership and a subsidiary of ours. As we currently own, directly or indirectly, all of the general and limited partnership interests of the Operating Partnership, the financial position and results of operations of the Operating Partnership are consolidated with those of the Company.

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

All subsequent references in this report to the “Company,” “we,” “us” and “our” refer to Gladstone Land Corporation, the Operating Partnership and the Company’s and the Operating Partnership’s subsidiaries, unless the context otherwise requires or where otherwise indicated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

Our interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The results of the interim period reported herein are not indicative of the results to be expected for the full year. The interim financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 27, 2013.

Revision of Previously-Issued Financial Statements

During 2013, we identified the following error:

•

The 2012 income tax provision was misstated as a result of the omission of additional depreciation prescribed under Section 168(k) of the Internal Revenue Code. The effect of this error was an understatement of income taxes receivable and deferred tax liability of approximately $485,000 as of December 31, 2012. This error had no effect on our consolidated statements of operations, including our reported net income or earnings per share.

With respect to the error noted above, we assessed its materiality on the financial statements in connection with previously-filed periodic reports in accordance with ASC 250 (SEC’s Staff Accounting Bulletin No. 99, “Materiality”) and concluded that at such time the error was not material to any prior annual or interim periods. Accordingly, we have reviewed the guidance in ASC 250 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of the Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”) and have elected to revise the December 31, 2012 balance sheet. The following are selected line items from our balance sheet as of December 31, 2012, illustrating the effect of the adjustments to revise the balance sheet:

	Consolidated Balance Sheet as of December 31, 2012
	As Previously Reported	Adjustment	As Revised
Other assets(1)	$285,521	$484,947	$770,468
Total assets	40,500,901	484,947	40,985,848
Deferred tax liability	(258,729)	(484,947)	(743,676)
Total liabilities	(32,364,175)	(484,947)	(32,849,122)

(1)	As previously reported, Other assets included $234,891 of income taxes receivable as of December 31, 2012.

In addition, the footnote disclosure which delineates the current and deferred portions of the income tax provision was impacted as follows:

	For the Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Revised
Current portion	$216,591	$(484,947)	$(268,356)
Deferred portion	83,728	484,947	568,675
Total income taxes	300,319	—	300,319

As shown above, the amount had no net effect on the income tax provision as originally presented.

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

Reclassifications

Certain line items on the Condensed Consolidated Balance Sheet as of December 31, 2012, have been reclassified to conform to the current-year presentation. These reclassifications had no effect on previously-reported stockholders’ equity or net income.

Real Estate and Lease Intangibles

Our investments in real estate consist of farmland and improvements made to the farmland, consisting of buildings; irrigation and drain systems; coolers, which are storage facilities used for cooling crops; and horticulture acquired in connection with the land purchase, which currently consists solely of blueberry bushes. We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation using the straight-line method over the estimated useful life or 39 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition. Other of our acquisitions involve the acquisition of farmland that is already being operated as rental property and has a lease in place that we assume at the time of acquisition, which we will generally consider to be a business combination under ASC 805, “Business Combinations.” When an acquisition is considered a business combination, ASC 805 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements and long-term debt, and identifiable intangible assets and liabilities, typically the value of above-market and below-market leases, in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values. ASC 805 also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.

Whether our acquisitions are treated as an asset acquisition under ASC 360 or a business combination under ASC 805, the fair value of the purchase price is allocated to the assets. Management’s estimates of fair value are made using methods similar to those used by independent appraisers (e.g., a discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical, expected lease-up periods, taking into consideration current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rental income at market rates during the hypothetical, expected lease-up periods, which primarily range from 9 to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses, to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, tenant improvements and horticulture, based on management’s determination of the fair values of these assets. Real estate depreciation expense on these tangible assets was $148,046, and $283,101 for the three and six months ended June 30, 2013, respectively, and $87,660 and $172,142 for the three and six months ended June 30, 2012, respectively.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate if fixed-rate renewal options, if any, should be included. Prior to our acquisitions in

2012, discussed in Note 3, “Real Estate and Intangible Assets,” all acquired leases were determined to be at market. In connection with our 2012 acquisitions, we allocated $98,808 of the purchase price to below-market lease values. The fair value of capitalized below-market leases, included in the accompanying Condensed Consolidated Balance Sheets as part of Other liabilities, are amortized into rental income over the remaining non-cancelable terms of the respective leases.

The total amount of the remaining intangible assets acquired, which consists of in-place lease values, unamortized lease origination costs and customer relationship intangible values, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and our expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining terms of the respective leases, which range from two to fifteen years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease at the existing property or entering a lease at a different property owned by us, are amortized to expense over the remaining lease term and any anticipated renewal periods in the respective leases. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense.

Total amortization expense related to these intangible assets, in aggregate, was $29,277 and $54,258 for the three and six months ended June 30, 2013, respectively, and $2,721 and $13,604 for the three and six months ended June 30, 2012, respectively.

Impairment of Real Estate Assets

We account for the impairment of real estate, including intangible assets, in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine whether circumstances indicate impairment of the carrying value of the investment exists or if depreciation periods should be modified. If circumstances support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine whether the carrying value of the investment in such property is recoverable. In performing the analysis, we consider such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, agricultural and business conditions in the regions in which our farms are located and whether there are indications that the fair value of the real estate has decreased. If the carrying amount is more than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. We concluded that none of our properties were impaired as of June 30, 2013, and will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception.

Short-term Investments

We consider short-term investments to be all short-term, highly-liquid securities that have an original maturity of less than one year at the time of purchase. At both June 30, 2013, and December 31, 2012, all of our short-term investments were classified as held-to-maturity and were recorded at their amortized costs on the Condensed Consolidated Balance Sheets. At June 30, 2013, and December 31, 2012, short-term investments consisted of approximately $0.7 million held in a certificate of deposit set to mature on September 4, 2013. During the three and six months ended June 30, 2013, we also held $20.0 million of short-term U.S. Treasury Bills that matured on June 27, 2013, and were subsequently invested in a money-market deposit account. Total income earned on these short-term investments is included in Interest income on the accompanying Condensed Consolidated Statements of Operations and totaled $3,350 and $5,361 for the three and six months ended June 30, 2013, respectively. There were no short-term investments held during the six months ended June 30, 2012.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. These costs are deferred and amortized over the term of the related financing using the straight-line method, which, for costs incurred related to our mortgage note, approximates the effective interest method. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense. Total amortization expense related to deferred financing costs is included in Interest expense on the accompanying Condensed Consolidated Statements of Operations. During the three months ended June 30, 2012, we wrote off approximately $36,000 of unamortized deferred financing costs associated with a line of credit that was terminated on May 31, 2012. Accumulated amortization of deferred financing costs was $49,014 and $34,124 as of June 30, 2013, and December 31, 2012, respectively.

Deferred Offering Costs

We account for deferred offering costs in accordance with SEC Staff Accounting Bulletin (“SAB”), Topic 5.A, which states that incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. Accordingly, we record costs incurred related to public offerings of equity securities in Other assets on our Condensed Consolidated Balance Sheet and pro-ratably apply these amounts to the proceeds of equity as stock is issued. The deferred offering costs on our Condensed Consolidated Balance Sheet as of December 31, 2012, were applied to the proceeds of equity in connection with our initial public offering (“IPO”) in January 2013.

Other Assets

At June 30, 2013, and December 31, 2012, Other assets consisted primarily of prepaid expenses, income taxes receivable, deferred rent, accounts receivable and, at June 30, 2013, only, a one-time $2.1 million income tax prepayment in the form of a cash bond paid to the Internal Revenue Service (the “IRS”). The balance of income taxes receivable represents expected refunds related to prior tax years. The $2.1 million income tax prepayment represents income taxes on a deferred intercompany gain relating to a prior-year land transfer that will be recognized upon our election to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. See “ — Income taxes” below for more information. Furthermore, as discussed under “—Revision” above, the balance sheet as of December 31, 2012, was revised to reflect additional income taxes receivable.

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease, reported evenly over the non-cancelable term of the lease. Some of our leases contain rental increases at specified intervals; we recognize such revenues on a straight-line basis, to the extent collectability is reasonably assured. Deferred rent receivable, included in Other assets on the accompanying Condensed Consolidated Balance Sheets, includes the cumulative difference between rental revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms. Capitalized above-market leases and capitalized below-market leases are included in Other assets and Other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets, the value of which is amortized into rental income over the life of the respective leases. In addition, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. We periodically review deferred rent receivable, as it relates to straight-line rents, and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions of the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectable accounts or record a direct write-off of the specific rent receivable. No such reserves or direct write-offs have been recorded to date.

Income Taxes

Beginning with our tax year ending either December 31, 2013, or December 31, 2014, we intend to operate in a manner that will allow us to qualify and elect to be taxed as a REIT for federal income tax purposes and, accordingly, will not be subject to federal income taxes on amounts that we distribute to our stockholders (except income from foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income. However, as such election has not yet been made, our net income is currently taxed at regular corporate tax rates for both federal and state income tax purposes.

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

In addition, ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not (defined as a likelihood of more than 50%) that the tax position, based on the technical merits of the position, will be sustained upon examination by taxing authorities, including resolutions of any related appeals or litigation processes. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater-than-fifty-percent likelihood of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, as well as accounting in interim periods, and requires increased disclosures. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as Other expense on the Condensed Consolidated Statements of Operations. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority or by expiration of the applicable statute of limitation. We have performed a review of our tax positions and determined that, as of June 30, 2013, and December 31, 2012, we had no material uncertain tax positions.

In connection with intercompany transfers of the farmland now held by San Andreas Road Watsonville, LLC (“San Andreas”), a wholly-owned subsidiary of ours, in 2002 and again in 2004 and of the farmland currently held by West Gonzales Road Oxnard, LLC (“West Gonzales”), a wholly-owned subsidiary of ours, in 2002, we created deferred intercompany gains that are taxable for both federal and state income tax purposes upon the occurrence of certain triggering events. These deferred intercompany gains are generally equal to the excess of the fair market value of the property over the tax basis of the property (determined as of the time that the deferred intercompany gain was created). Deferred intercompany gains are indefinitely deferred until a triggering event occurs (such as REIT conversion), generally when the transferee or the transferor leaves the consolidated group, as defined by the relevant tax law, or the property is sold to a third party. In the case of a transfer of built-in gain property between members of a consolidated group, there are deferred intercompany gains to the transferring entity, and the receiving entity’s tax basis is the fair market value at the date of transfer. Thus, a deferred tax liability is created related to the deferred intercompany gain to the transferring entity, and an offsetting deferred tax asset is created representing the basis difference from the new tax basis of the receiving entity. As a result, the deferred tax assets and liabilities offset one another and there is no net impact to us. In accordance with ASC 740 and ASC 810, no tax impact is recognized in the condensed consolidated financial statements as a result of transfers of assets between members of a consolidated group.

As a result of the transfers mentioned above, the related federal and state deferred tax assets and liabilities each total approximately $2.2 million as of June 30, 2013. With respect to the federal amount of approximately $2.1 million, this amount will become payable upon us making a REIT election, and, as a REIT, we will no longer be able to obtain the benefit of the related deferred tax asset. As such, in March 2013, we made a tax prepayment of $2.1 million in the form of a cash bond submitted to the IRS to cover this amount once it becomes due. As a result, we will reverse the deferred tax asset through our income tax provision once we have completed all significant actions necessary to qualify as a REIT and are committed to the course of action for this to occur. The REIT election does not have the same impact on the state tax amount of approximately $0.1 million, and, therefore, this amount will continue to be deferred. We currently intend to qualify and elect to be taxed as a REIT for federal income tax purposes, beginning with our tax year ending either December 31, 2013, or December 31, 2014.

At the time of transfer of San Andreas in February 2004 from SC Land, Inc. (“SC Land”), a deferred intercompany stock account (“DISA”), was created at the state income tax level. The DISA is calculated based upon the fair market value of the property at the time of distribution, and the resulting tax liability was approximately $98,000. SC Land was formally liquidated in June 2010; however, we have concluded that SC Land was de facto liquidated in May 2009, when it transferred its remaining existing assets to the parent company, since the business operations of SC Land were effectively terminated as of that date. The state income taxes of $98,000 related to the DISA became payable at the time of the de facto liquidation in May 2009 and are being remitted in equal installments over a five-year period, the final installment of which will be made in 2014.

We transferred West Gonzales from SC Land into the parent company in May 2009. As stated in the paragraph above, we have concluded that SC Land was de facto liquidated in May 2009, and, as a result, we will not be subject to a tax on the transfer similar to that discussed in the paragraphs above related to the 2002 and 2004 transfers.

Under California state law, through our fiscal and tax years ended December 31, 2012, we and our Adviser were presumed to be unitary entities and are therefore required to report our income on a combined basis because David Gladstone was the sole shareholder of both entities, which is no longer the case since our IPO in January 2013. The combined reporting application resulted in refunds related to previous income tax years, all of which have been received.

A reconciliation between the U.S., statutory federal income tax rate and our effective income tax rate for the six months ended June 30, 2013 and 2012 is provided in the following table:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012(1)
U.S. statutory federal income tax rate	34.0%	34.0%
State taxes, net of U.S. federal income tax benefit(2)	23.4%	10.2%
Other adjustments	0.3%	1.6%

Effective tax rate	57.7%	45.8%

(1)	Based on the effective tax rate for the year ended December 31, 2011, as that rate represents our best estimate of the effective tax rate in effect as of June 30, 2012, based on the information available at the time.
(2)	From 2010 to 2012, California state tax returns were filed on a unitary basis with our Adviser. In 2011, we began filing state tax returns in Florida, and starting in 2013, we will also begin filing state tax returns in Michigan and Oregon. The overall state tax rate is higher due to the deferred intercompany gain mentioned above, which is a fixed amount due to the state of California and is not based on the amount of income apportioned to the state.

The provision for income taxes recorded for the six months ended June 30, 2013, is expected to be reversed once we complete all significant actions necessary to qualify as a REIT and become committed to the course of action for this to occur.

The deferred tax liability in the accompanying balance sheets represents the basis difference in our real estate as it relates to depreciation, as well as differences relating to rents received in advance, straight-line rents and other prepaid expenses. The deferred tax liability reflected on the Condensed Consolidated Balance Sheets will be reversed upon our qualifying and electing to be treated as a REIT for federal income tax purposes. Our permanent differences relate to federal and state income taxes. Furthermore, as discussed under “—Revision” above, the balance sheet as of December 31, 2012, was revised to reflect an increase in the deferred tax liability.

Also, beginning with our tax year ending either December 31, 2013, or December 31, 2014, we intend for Land Advisers to be treated as a wholly-owned TRS and to be subject to federal and state income taxes. Though Land Advisers has had no activity to date, we would account for any future income taxes in accordance with the provisions of ASC 740, “Income Taxes.”

Comprehensive Income

For the three and six months ended June 30, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS

All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about our 14 farm properties as of June 30, 2013.

Property Name	Location	Date Acquired	Encumbrances		Gross Cost Basis(1)	Number of Farms	Number of Leases	Farmable Acres	Total Acres	Lease Expiration Date
San Andreas	Watsonville, CA	6/16/1997	$100,000	(2)	$4,929,307	1	1	237	306	12/31/2014
West Gonzales	Oxnard, CA	9/15/1998	13,473,792		15,185,928	1	2	501	653	12/31/2013
West Beach	Watsonville, CA	1/3/2011	5,068,800		8,472,073	3	1	195	198	10/31/2013
Dalton Lane	Watsonville, CA	7/7/2011	2,587,853		2,808,000	1	1	70	72	10/31/2015
Keysville Road	Plant City, FL	10/26/2011	1,152,000		1,230,758	2	1	50	59	7/1/2016
Colding Loop	Wimauma, FL	8/9/2012	3,366,720		3,597,421	1	1	181	219	6/14/2018
Trapnell Road	Plant City, FL	9/12/2012	3,840,000		4,000,000	3	1	110	124	6/30/2017
38th Avenue	Covert, MI	4/5/2013	—		1,381,133	1	1	89	119	4/4/2020
Sequoia Street	Brooks, OR	5/31/2013	—		3,201,019	1	1	206	209	5/31/2028

			$29,589,165		$44,805,639	14	10	1,639	1,959

(1)

Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets) plus subsequent improvements and other capitalized costs associated with the properties.

(2)	Represents borrowings outstanding on our line of credit with MetLife as of June 30, 2013, under which the San Andreas Farm is pledgd as collateral.

Real Estate

The following table sets forth the components of our investments in tangible real estate assets as of June 30, 2013, and December 31, 2012:

	As of June 30, 2013	As of December 31, 2012
Real estate:
Land	$33,965,058	$30,828,325
Building	1,640,615	1,311,027
Cooler	4,963,243	4,963,243
Drain system	3,307,591	2,576,373
Horticulture	447,035	—

Real estate, gross	44,323,542	39,678,968
Accumulated depreciation	(2,818,185)	(2,535,084)

Real estate, net	$41,505,357	$37,143,884

2013 Real Estate Activity

During the six months ended June 30, 2013, we acquired two farms in two separate transactions, which are summarized in the table below. There were no properties acquired during the six months ended June 30, 2012.

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Crop Grown	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses		Annualized Straight- line Rent(1)
38th Avenue	Covert, MI	4/5/2013	119	1	Blueberries	7 Years	1 (7 years)	$1,341,000	$40,133	(2)	$87,286
Sequoia Street	Brooks, OR	5/31/2013	209	1	Blueberries	15 Years	3 (5 years each)	3,100,000	101,019	(2)	193,617

			328	2				$4,441,000	$141,152		$280,903

(1)	Annualized straight-line amount is based on the minimum rental payments required per the lease.
(2)

Transaction accounted for as an asset acquisition instead of a business combination under ASC 805; therefore, related costs associated with the acquisition were capitalized and included as part of the fair value allocation of the identifiable tangible assets acquired.

Both of the acquisitions in the table above were purchased using proceeds from the January 2013 IPO; thus, no additional debt was issued to finance either transaction.

As noted in the above table, both acquisitions during the three months ended June 30, 2013, were accounted for as asset acquisitions in accordance with ASC 360, as there was not a lease in place on the property that we assumed upon acquisition. Accordingly, all acquisition-related costs were capitalized and allocated pro-ratably to the fair value of all identifiable tangible assets. In addition, none of the purchase price was allocated to intangible assets; however, the costs we incurred in connection with originating the new leases on the properties were capitalized.

We determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the six months ended June 30, 2013, to be as follows:

Property Name	Land	Building	Drain System	Horticulture(1)	Leasing Commissions(2)	Total Purchase Price
38th Avenue	$647,431	$42,720	$240,105	$447,035	$3,842	$1,381,133
Sequoia Street	2,489,302	278,868	423,314	—	9,535	3,201,019

	$3,136,733	$321,588	$663,419	$447,035	$13,377	$4,582,152

(1)	Horticulture acquired on the 38th Avenue property consists of various types of high-bush variety blueberry bushes.
(2)	None of the purchase price was allocated to any intangibles; leasing commissions above represent direct costs incurred in connection with originating new leases on the properties.

Acquired Intangibles and Liabilities

As mentioned above, there was no purchase price allocated to any intangible assets related to the two acquisitions made during the six months ended June 30, 2013, as they were both accounted for as asset acquisitions. However, the costs we incurred in connection with setting up new leases on the properties were capitalized over the lives of the respective leases. The weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed during the six months ended June 30, 2013, is shown in the table below. There were no intangible assets acquired or liabilities assumed during the six months ended June 30, 2012.

Intangible Assets and Liabilities	Six Months Ended June 30, 2013
Leasing commissions	13.7

All intangible assets and liabilities	13.7

Existing Real Estate Activity

On May 28, 2013, we executed a lease with a new tenant to occupy Colding Loop, commencing June 15, 2013, as the lease term with the previous tenant on the property expired on June 14, 2013. The new lease term is for five years, through June 2018, and the tenant has one option to extend the lease for an additional five-year term. The lease provides for prescribed rent escalations over the life of the lease, with minimum annualized, GAAP straight-line rental income of $125,400. In connection with this agreement, we are required to install new irrigation equipment on the property, which may cost up to $700,000. See Note 8, “Commitments and Contingencies,” for further discussion on this commitment.

Future Lease Payments

Future operating lease payments from tenants under all non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2013 and each of the five succeeding fiscal years and thereafter as of June 30, 2013, are as follows:

Period		Tenant Lease Payments
For the remaining six months ending December 31:	2013	$1,352,580
For the fiscal years ending December 31:	2014	1,237,200
	2015	791,289
	2016	752,580
	2017	568,986
	2018	280,232
	Thereafter	2,060,236

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay real estate property taxes on the respective parcels of land in the event the tenants fail to pay them. The aggregate annual real estate property taxes for all parcels of land owned by us as of June 30, 2013, are approximately $324,000.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class as of June 30, 2013, and December 31, 2012:

	June 30, 2013		December 31, 2012
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$286,975	$(220,717)	$286,975	$(186,843)
Leasing commissions	101,935	(24,067)	63,638	(17,627)
Customer relationships	93,187	(45,214)	93,187	(31,270)

	$482,097	$(289,998)	$443,800	$(235,740)

The aggregate amortization expense for the remainder of 2013 and each of the five succeeding fiscal years and thereafter is as follows:

Period		Estimated Amortization Expense
For the remaining six months ending December 31:	2013	$22,852
For the fiscal years ending December 31:	2014	45,787
	2015	43,585
	2016	32,129
	2017	20,519
	2018	7,057
	Thereafter	20,170

Portfolio Diversification and Concentrations

Diversification

The following table summarizes the geographic locations of our properties with leases in place as of June 30, 2013 and 2012:

	As of and For the Six Months Ended June 30, 2013						As of and For the Six Months Ended June 30, 2012
State	Number of Farms	Number of Leases	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Number of Leases	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California	6	5	1,229	62.7%	$1,591,082	85.3%	6	5	1,229	95.4%	$1,591,208	97.9%
Florida	6	3	402	20.5%	236,271	12.7%	2	1	59	4.6%	34,167	2.1%
Michigan	1	1	119	6.1%	20,851	1.1%	0	0	0	0.0%	—	0.0%
Oregon	1	1	209	10.7%	16,135	0.9%	0	0	0	0.0%	—	0.0%

	14	10	1,959	100.0%	$1,864,339	100.0%	8	6	1,288	100.0%	$1,625,375	100.0%

Concentrations

Credit Risk

Two of our ten leases are with a single tenant, Dole Food Company (“Dole”), which accounted for approximately $1.3 million, or 69.4%, of the rental income recorded during the six months ended June 30, 2013. Rental income from Dole accounted for 79.6% of the total rental income recorded during the six months ended June 30, 2012. If Dole fails to make rental payments or elects to terminate any of its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on our financial performance and ability to continue operations. However, the parent company of Dole has guaranteed both of the leases. The financial statements of Dole can be found on the U.S. Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

Geographic Risk

Six of our fourteen farms are located in California, and these farms accounted for approximately $1.6 million, or 85.3%, of the rental income recorded by us during the six months ended June 30, 2013. Rental income from our farms in California accounted for 97.9% of the total rental income recorded by us during the six months ended June 30, 2012. Our other farms, located in Florida, Michigan and Oregon, were purchased between October 2011 and May 2013. Should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations.

NOTE 4. RELATED-PARTY TRANSACTIONS

We are externally managed pursuant to contractual arrangements with our Adviser and Gladstone Administration, LLC (the “Administrator”), which collectively employ all of our personnel and pay their salaries, benefits and general expenses directly. We had an advisory agreement with our Adviser that was in effect through January 31, 2013 (the “Prior Advisory Agreement”), which we and our Adviser amended, effective February 1, 2013 (the “Amended Advisory Agreement”). We also had an administration agreement with our Administrator that was in effect through January 31, 2013 (the “Prior Administration Agreement”), which we and our Administrator amended, effective February 1, 2013 (the “Amended Administration Agreement”). The management and administrative services and fees under both of these agreements are described below.

Prior Advisory and Administration Agreements

Prior Advisory Agreement

We entered into the Prior Advisory Agreement with our Adviser in 2004, pursuant to which the Adviser was responsible for managing us on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our criteria. In exchange for such services, we paid the Adviser a management advisory fee, which consisted of the reimbursement of certain expenses of the Adviser. We reimbursed our Adviser for our pro-rata share of our Adviser’s payroll and related benefit expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters in relation to the time such employees devoted to all affiliated funds, collectively, advised by our Adviser. We also reimbursed the Adviser for general overhead expenses multiplied by the ratio of hours worked by the Adviser’s employees on Company matters to the total hours worked by the Adviser’s employees. We compensated our Adviser through reimbursement of our portion of the Adviser’s payroll, benefits and general overhead expenses. This reimbursement was generally subject to a combined annual management advisory fee limitation of 2.0% of our average invested assets for the year, with certain exceptions. Reimbursement for overhead expenses was only required up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of our average invested assets for the year, and general overhead expenses were required to be reimbursed only if the amount of payroll and benefits reimbursed to the Adviser was less than 2.0% of our average invested assets for the year. However, payroll and benefits expenses were required to be reimbursed by us to the extent that they exceed the overall 2.0% annual management advisory fee limitation. To the extent that overhead expenses payable or reimbursable by us exceeded this limit and our independent directors determined that the excess expenses were justified based on unusual and nonrecurring factors which they deemed sufficient, we were permitted to reimburse the Adviser in future years for the full amount of the excess expenses, or any portion thereof, but only to the extent that the reimbursement would not have caused our overhead expense reimbursements to exceed the 2.0% limitation in any one year. Since inception, the management advisory fee had never exceeded the annual cap.

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

Base Management Fee

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

Incentive Fee

For purposes of calculating the incentive fee, our funds from operations (“FFO”) before giving effect to any incentive fee (our “Pre-Incentive Fee FFO”) will include any realized capital gains or losses, less any distributions paid on our preferred stock, but will not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our Pre-Incentive Fee FFO for a particular calendar quarter exceeds a hurdle rate of 1.75%, or 7% annualized, of our total stockholders’ equity at the end of the previous quarter. Our Adviser will receive 100% of the amount of the Pre-Incentive Fee FFO for the quarter that exceeds the hurdle rate but is less than 2.1875% of our adjusted stockholders’ equity at the end of the previous quarter, or 8.75% annualized, and 20% of the amount of our Pre-Incentive Fee FFO that exceeds 2.1875% for the quarter.

For the three months ended March 31, 2013, we paid an incentive fee to our Adviser of $41,037; however, during the three months ended June 30, 2013, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee paid for the three months ended March 31, 2013, and such fee was credited to us during the three months ended June 30, 2013. There was no incentive fee earned by our Adviser for the three or six months ended June 30, 2012, as there was no agreement in place during those periods by which to incur an incentive fee

Amended Administration Agreement

Under the terms of the Amended Administration Agreement that went into effect on February 1, 2013, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent and our allocable portion of the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Unlike the Prior Administration Agreement, which provided that our allocable portion of these expenses be based on the percentage of time that our Administrator’s personnel devoted to our affairs, under the Amended Administration Agreement, our allocable portion of these expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies for whom our Administrator provides services.

The following table summarizes the management fees, incentive fees and associated credits and the administration fees reflected in our accompanying Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Management Fee:
Allocated payroll and benefits	$—	$32,594	$38,668	$64,818
Allocated overhead expenses	—	11,545	7,538	23,357

Prior management advisory fee(1)	—	44,139	46,206	88,175
Amended base management fee(2)	25,136	—	38,095	—

Total management fee(3)	$25,136	$44,139	$84,301	$88,175

Incentive Fee:
Incentive Fee(3)	$—	$—	$41,037	$—
Credit from voluntary, irrevocable waiver by Adviser’s board of directors (3)(4)	(41,037)	—	(41,037)	—

Net incentive fee	$(41,037)	$—	$—	$—

Administration Fee:
Allocated payroll and benefits	$—	$27,279	$14,034	$44,213
Allocated overhead expenses	—	8,962	4,498	14,833

Prior administration fee(1)	—	36,241	18,532	59,046
Amended administration fee(2)	57,508	—	77,308	—

Total administration fee(3)	$57,508	$36,241	$95,840	$59,046

(1)	Pursuant to the Prior Advisory and Administration Agreements, respectively, as defined and described in further detail above, both of which were terminated on January 31, 2013.
(2)	Pursuant to the Amended Advisory and Administration Agreements, respectively, as defined and described in further detail above, both of which became effective on February 1, 2013.
(3)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations .
(4)

An incentive fee of $41,037 was paid to our Adviser related to the three months ended March 31, 2013; however, during the three months ended June 30, 2013, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee paid related to the three months ended March 31, 2013.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets were as follows:

	As of June 30, 2013	As of December 31, 2012
Management fee due to Adviser	$25,136	$46,710
Incentive fee due from Adviser(1)	(41,037)	—
Other due to Adviser(2)	27,154	2,934

Total due to Adviser	$11,253	$49,644

Administration fee due to Administrator	$57,508	$55,138
Other due to Administrator(2)	5,355	—

Total due to Aministrator	$62,863	$55,138

Total due to related parties (3)	$74,116	$104,782

(1)	Balance relates to a one-time, irrevocable waiver issued by our Adviser during the three months ended June 30, 2013.
(2)	Other fees due to related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser and Administrator on our behalf.
(3)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets .

NOTE 5. MORTGAGE NOTE PAYABLE AND LINE OF CREDIT

Our mortgage note payable and line of credit as of June 30, 2013, and December 31, 2012, are summarized below:

					As of June 30, 2013			As of December 31, 2012
Issuer	Type of Issuance	Date of Issuance	Initial Commitment	Maturity Date	Principal Outstanding	Stated Interest Rate	Remaining Availability	Principal Outstanding	Stated Interest Rate	Remaining Availability
MetLife	Mortgage Note Payable	12/30/2010	45,200,000	1/5/2026	$29,489,165	3.50%	$13,565,000	$30,717,880	3.50%	$13,565,000
MetLife	Line of Credit	5/31/2012	4,785,000	4/5/2017	100,000	3.28%	4,685,000	100,000	3.35%	4,685,000

				Totals:	$29,589,165		$18,250,000	$30,817,880		$18,250,000

The weighted-average effective interest rate charged on all of our borrowings, excluding the impact of deferred financing costs, was 3.63% and 3.62% for the three and six months ended June 30, 2013, respectively, as compared to 3.69% and 3.67% for the three and six months ended June 30, 2012, respectively.

Mortgage Note Payable

On December 30, 2010, we executed a loan agreement with Metropolitan Life Insurance Company (“MetLife”) in an amount not to exceed $45.2 million, pursuant to a long-term note payable. The note currently accrues interest at a rate of 3.50% per year, and the interest rate is subject to adjustment on January 5, 2014, and every three years thereafter to then-current market rates. The note is scheduled to mature on January 5, 2026, and we may not repay the note prior to maturity, except on one of the four interest rate adjustment dates. The loan originally provided for three disbursements, which were drawn in 2011, and was amended in December 2011 to provide for three additional disbursements, two of which were drawn prior to the December 2012 amendment. In connection with the December 2011 amendment, we also incur a commitment fee of 0.20% on undrawn amounts, effective January 5, 2012. As amended in December 2012, the loan agreement provides for up to three additional future disbursements by December 2013, none of which have been drawn to date.

As of June 30, 2013, $29.5 million was outstanding under this loan. The remaining three disbursements may not exceed $13.6 million, in aggregate, and must be used solely to fund acquisitions of new property. The interest rate for future disbursements will be based on prevailing market rates, and at the time of such disbursements, the interest rate on the loan will adjust to reflect the rate on the new disbursement blended with the existing rate on the then-outstanding loan amount. If we have not drawn such funds for the acquisition of new properties by December 14, 2013, MetLife has the option to be relieved of its obligation to disburse the additional funds to us under this loan.

The fair value of the mortgage note payable outstanding as of June 30, 2013, was $31.2 million, as compared to a carrying value of $29.5 million. The fair value of the mortgage note payable is valued using Level 3 inputs under the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures,” and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms.

Scheduled principal payments of the mortgage note payable for the remainder of 2013 and each of the five succeeding fiscal years and thereafter are as follows:

Period		Scheduled Principal Payments
For the remaining six months ending December 31:	2013	$—
For the fiscal years ending December 31:	2014	1,179,567
	2015	1,132,384
	2016	1,087,088
	2017	1,043,605
	2018	1,001,861
	Thereafter	24,044,660

		$29,489,165

All of the properties owned as of June 30, 2013, with the exception of San Andreas, 38th Avenue and Sequoia Street have been pledged as collateral under this mortgage note payable.

Line of Credit

In November 2002, we entered into a $3.3 million revolving line of credit facility with Rabo Agrifinance (the “Prior Credit Facility”), which was scheduled to mature on December 1, 2017, secured by San Andreas. In May 2012, we repaid the outstanding balance, in full, under the Prior Credit Facility and obtained a new, $4.8 million revolving line of credit with MetLife that matures on April 5, 2017 (the “Credit Facility”). Our obligations under the Credit Facility are secured by a mortgage on San Andreas. The interest rate charged on the advances under the Credit Facility is equal to the three-month LIBOR in effect at the beginning of each calendar quarter plus 3.00%, with a minimum annualized rate of 3.25%. We may use advances under the Credit Facility for both general corporate purposes and the acquisition of new properties.

As of both June 30, 2013, and December 31, 2012, there was $0.1 million outstanding under the Credit Facility, which is the minimum balance required, and approximately $4.7 million of availability from which we could draw. Due to the short-term and revolving nature of a line of credit, the carrying value of our Credit Facility of $0.1 million at both June 30, 2013, and December 31, 2012, is deemed to approximate fair value.

NOTE 6. STOCKHOLDERS’ EQUITY

The following table summarizes the changes in our stockholders’ equity for the six months ended June 30, 2013:

	Common Stock				Total
	Number		Additional	Retained	Stockholders’
	of Shares	Par Value	Paid-in Capital	Earnings	Equity
Balance at December 31, 2012	2,750,000	$2,750	$—	$8,133,976	$8,136,726
Net income	—	—	—	77,872	77,872
Proceeds from issuance of common stock, net	3,780,264	3,780	51,326,262	—	51,330,042
Distributions	—	—	—	(2,873,316)	(2,873,316)

Balance at June 30, 2013	6,530,264	$6,530	$51,326,262	$5,338,532	$56,671,324

Initial Public Offering

On January 28, 2013, we priced our IPO of 3,333,334 shares of our common stock at a public offering price of $15.00 per share, which closed on January 31, 2013. Gross proceeds totaled $50.0 million, and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $45.1 million. In connection with the offering, the underwriters exercised their option to purchase an additional 446,930 shares at the IPO price to cover over-allotments, which resulted in additional gross proceeds of $6.7 million and net proceeds, after deducting underwriting discounts, of $6.2 million. We intend to use the net proceeds from the IPO and the underwriters’ exercise of the over-allotment primarily to buy farms and farm-related properties, as well as for other general corporate purposes. As of June 30, 2013, $4.6 million of these proceeds have been invested in new property acquisitions.

Distributions

Our Board of Directors declared and paid the following monthly distributions to common stockholders during the six months ended June 30, 2013:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
February 5, 2013	February 15, 2013	February 28, 2013	$0.04
February 5, 2013	March 15, 2013	March 28, 2013	0.04
April 9, 2013	April 22, 2013	April 30, 2013	0.12
April 9, 2013	May 20, 2013	May 31, 2013	0.12
April 9, 2013	June 19, 2013	June 28, 2013	0.12

		Total:	$0.44

A portion of the distributions paid during the six months ended June 30, 2013, relate to the $9.1 million of accumulated earnings and profits from prior years to be paid out by the end of the year for which we elect to be taxed as a REIT, as explained further below. We will provide information related to the federal income tax characterization of our 2013 distributions in an IRS Form 1099-DIV, which will be issued to our stockholders in January 2014.

No distributions were declared or paid during the six months ended June 30, 2012.

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

NOTE 7. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012. Earnings per share is computed using the weighted average number of shares outstanding during the respective periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$30,356	$164,473	$77,872	$316,977
Weighted average shares of common stock outstanding -basic and diluted	6,530,264	2,750,000	5,893,618	2,750,000

Basic & diluted earnings per common share	$0.00	$0.06	$0.01	$0.12

NOTE 8. COMMITMENTS AND CONTINGENCIES

In connection with the execution of a new lease on our Colding Loop property, which has 181 farmable acres, during the first lease year, we are required to install a new well and irrigation equipment on the 121 acres currently being farmed by the tenant. These expenditures are estimated to cost approximately $400,000, of which $39,000 had been expended as of June 30, 2013. In addition, if the tenant notifies us of their intention to fully utilize the additional 60 acres of the property, we will be required to install a new well and irrigation equipment to cover the additional 60 acres, which is estimated to cost approximately $300,000.

NOTE 9. SUBSEQUENT EVENTS

Distributions

On July 9, 2013, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 19, 2013	July 31, 2013	$0.12
August 21, 2013	August 30, 2013	0.12
September 18, 2013	September 30, 2013	0.12

	Total:	$0.36

A portion of the distributions declared for the three months ended September 30, 2013, relates to the $9.1 million of accumulated earnings and profits from prior years to be paid out by the end of 2013, as mentioned above. We will provide information related to the federal income tax characterization of our 2013 distributions in an IRS Form 1099-DIV, which will be issued to our stockholders in January 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements and include, but are not limited to:

•	Our ability to successfully deploy the remaining net proceeds from our initial public offering, or IPO;

•	Changes in our industry, interest rates or the general economy;

•	Natural disaster or climactic changes impacting the regions in which our tenants operate;

•	The degree and nature of our competition;

•	Changes in our business strategy; and

•	Loss of our key personnel.

For further information about these and other factors that could affect our future results, please see the captions titled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q, except as required by law.

All references to “we,” “our,” “us” and the “Company” in this Quarterly Report mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Land Corporation.

OVERVIEW

General

We are an externally-managed real estate company that currently owns 14 farms: 6 in California, 6 in Florida, 1 in Michigan and 1 in Oregon. These farms are currently leased to 11 separate tenants that are either corporate or independent farmers. We intend to acquire more farmland that is or will be leased to farmers, and we expect that most of our future tenants will be medium-sized independent farming operations or large corporate farming operations that are unrelated to us. We may also acquire property related to farming, such as cooling facilities, freezer buildings, packing houses, box bars, which are facilities used for storage and assembling boxes, silos, storage facilities, green houses, processing plants, packing buildings and distribution centers. We intend to lease our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying the related taxes, maintenance and insurance costs, as well as rent to us. We may also elect to sell farmland at certain times, such as when the land could be developed by others for urban or suburban uses.

To a lesser extent, we may provide senior secured first-lien mortgages to farmers for the purchase of farmland and properties related to farming. We expect that any mortgages we make would be secured by farming properties that have been in operation for over five years with a history of crop production and profitable farming operations. We have not currently identified any properties for which to make loans secured by properties.

We were incorporated in 1997, primarily for the purpose of operating strawberry farms through our subsidiary, Coastal Berry Company, LLC (“Coastal Berry”), a company that provided growing, packaging, marketing and distribution of fresh berries and other agricultural products. We operated Coastal Berry as our primary business until 2004, when it was sold to Dole Food Company (“Dole”).

Since 2004, our operations have consisted solely of leasing our farms. We also lease a small parcel on our farm near Oxnard, California (“West Gonzales”) to an oil company. We do not currently intend to enter into the business of growing, packing or marketing farmed products. However, if we do so in the future, we expect that it would be through a taxable real estate investment trust subsidiary (“TRS”).

We intend to continue to use the net proceeds from our initial public offering, which closed on January 31, 2013 (our “IPO”), primarily to purchase more farmland, as well as for other general corporate purposes. We intend to lease our farm properties to corporate farmers or independent farmers that sell their products through national corporate marketers-distributors. We currently have no plans to make mortgage loans on farms, but we may use a small portion of the net proceeds from the IPO to make mortgage loans on farms and farm-related properties. We expect to earn rental and interest income from our investments.

Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio, and Gladstone Administration, LLC (our “Administrator”) serves as our administrator. Our Adviser and our Administrator collectively employ all of our personnel and pay their salaries, benefits and general expenses directly.

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

We intend to qualify and elect to be taxed as a real estate investment trust (“REIT”) for federal tax purposes beginning with our taxable year ending either December 31, 2013, or December 31, 2014. If we qualify and elect to be taxed as a REIT, we generally will not be required to pay federal and state income taxes on the distributions we make to our stockholders. Any TRS through which we may conduct operations will be required to pay federal and state income taxes on its taxable income, if any, at the then-applicable corporate rates. To the extent we do not qualify or elect to be taxed as a REIT for federal income tax purposes, we will be subject to regular corporate income tax on our taxable income.

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

We expect that most of our future tenants will be medium-sized independent farming operations or large corporate farming operations that are unrelated to us. We intend to lease our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying the related taxes, maintenance and insurance costs, as well as rent to us. We are actively seeking and evaluating other farm properties to potentially purchase with the net proceeds received from our IPO, which closed in January 2013. All potential acquisitions will be subject to due diligence procedures, and there can be no assurance that we will be successful in identifying or acquiring additional properties in the future.

Leases

We anticipate that most of our agricultural leases for properties growing row crops will have initial terms of two to five years, often with options to extend the lease further, and will be payable semi-annually, at a fixed rate, with one-half due at the beginning of the year and the other half due later in the year. We anticipate that most of our agricultural leases for properties growing long-term plants, such as trees, bushes and vines, will have longer-term leases with similar payment terms. Leases will generally be on a triple-net basis, which means that, generally, the tenant will be required to pay taxes, insurance

(including drought insurance for properties that depend upon rain water for irrigation), water costs, maintenance and other operating costs. We expect that leases with longer terms, such as for five or more years, would contain provisions, often referred to as escalation clauses, that provide for annual increases in the amounts payable by the tenants. The escalation clause may be a fixed amount each year, or it may be variable based on standard cost of living figures. In addition, some long-term leases may require a regular survey of comparable land rents, with an adjustment to reflect the current rents. We do not expect to enter into leases that include variable rent based on the success of the harvest each year. All of our current leases are on a triple-net basis with original lease terms ranging from two to fifteen years.

We monitor our tenants’ credit quality on an ongoing basis by, among other things, conducting site visits of the properties to ensure farming operations are taking place and to assess the general maintenance of the properties. To date, no changes to credit quality of our tenants have been identified and all tenants continue to pay pursuant to the terms of their respective leases.

Lease Expirations

Farm leases are generally short-term in nature, so in any given year we expect to have multiple leases up for renewal or extension. We have two leases expiring in 2013: one on 198 acres of farmland consisting of three farms near Watsonville, California (“West Beach”) and one on West Gonzales. Collectively, these leases accounted for approximately 69.2% of our rental income for the six months ended June 30, 2013. The current rental rates on West Beach were negotiated in 2012, while the current rental rate on West Gonzales was negotiated in 2011. Because the rental rates on all of these leases have been recently negotiated, we anticipate being able to renew each of these leases prior to their expiration in 2013 at the same, if not higher, rental rates. While we have begun negotiations with the tenants to renew the respective leases, there can be no assurance that we will be able to renew the leases at rates favorable to us, if at all. However, we do not believe that average rental rates for other farms in the regions where our current properties are located have declined since we entered into our leases for those properties.

Mortgages

We may also make loans to farmers for the purchase of farmland and other properties related to farming, not to exceed 5.0% of the fair value of our total assets, over time. These loans would be secured by mortgages on the property. In the event that we make any such loans, we expect that the typical mortgage would carry a fixed interest rate over a term of three to five years and would require interest-only payments with no amortization of the principal until maturity. We expect that the mortgage would be set up to have the senior claim on the property but would not require the owner to guarantee the mortgage personally. If we make mortgage loans, we intend to provide borrowers with a conditional put option giving them the right to sell the property to us at a predetermined fair market value, and we also may have a call option to buy the property from the borrower.

REIT Election and Accumulated Earnings and Profits

We intend to be taxed as a REIT for federal income tax purposes beginning with our taxable year ending either December 31, 2013, or December 31, 2014. To qualify as a REIT, we are required to distribute our non-REIT accumulated earnings and profits by December 31 of the year for which we first elect REIT status. As of December 31, 2012, we estimated that our non-REIT accumulated earnings and profits were approximately $9.1 million. This amount includes approximately $4.0 million of net earnings and profits associated with a deferred intercompany gain resulting from land transfers, described elsewhere in this Form 10-Q, that we will recognize immediately prior to the beginning of the initial taxable year for which we elect to be taxed as a REIT. Furthermore, in March 2013, we made a $2.1 million income tax prepayment in the form of a cash bond paid to the Internal Revenue Service (the “IRS”) for federal income taxes of approximately $2.1 million related to the aforementioned gain that will become due upon us making a REIT election.

Business Environment

While the United States (the “U.S.”) continues to feel the lingering impact of the recession that began in late 2007, some beginning signs of a long-term recovery have emerged, as the unemployment rate has decreased over the last several months, housing starts and building permits have increased, and prices for single-family homes increased across 20 U.S. cities, largely due to a dwindling surplus in the housing market. However, various signs of weakness are still present in the U.S. economy. Vacancy rates in certain markets are still higher than pre-recessionary levels, as job growth has yet to return to all areas of the country. Additionally, interest rates remain at historic lows, which is increasing competition for new acquisitions and causing cap rate compression. As a result, conditions within the U.S. capital markets in general, and the U.S. real estate capital markets in particular, continue to experience certain levels of dislocation and stress. These economic conditions could materially and adversely impact the financial condition of one or more of our tenants and, therefore, could increase the likelihood that a tenant may declare bankruptcy or default upon its payment obligations arising under a related lease.

Recent Developments

Initial Public Offering of Our Common Stock

On January 28, 2013, we priced our IPO of 3,333,334 shares of our common stock at a public offering price of $15.00 per share, which closed on January 31, 2013. Including the underwriters’ option to cover over-allotments, which was exercised on February 19, 2013, we issued a total of 3,780,264 shares, resulting in gross proceeds of $56.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $51.3 million. We intend to continue to use the net proceeds from the IPO and the underwriters’ exercise of the over-allotment primarily to buy farms and farm-related properties, as well as for other general corporate purposes. To date, we have invested $4.6 million of the net proceeds received in connection with our IPO into new property acquisitions.

Investment and Leasing Activity

During the six months ended June 30, 2013, the following significant events occurred with regard to our properties:

•

On April 5, 2013, we acquired a property comprised of 119 acres of farmland near Covert, Michigan (“38th Avenue”), for an aggregate purchase price of approximately $1.3 million. The property is currently farmed for blueberries. We funded this acquisition with the net proceeds received from our IPO in January 2013. At closing, we executed a new, triple-net lease on the property for a term of seven years. The tenant has one option to extend the lease for an additional seven-year term. The lease provides for prescribed rent escalations over the life of the lease, with annualized, GAAP straight-line rents of $87,286.

•

On May 28, we executed a lease with a new tenant to occupy the property near Wimauma, Florida (“Colding Loop”), commencing June 15, 2013, as the lease term with the previous tenant on the property expired on June 14, 2013. The new lease term is for five years, through June 2018, and the tenant has one option to extend the lease for an additional five-year term. The lease provides for prescribed rent escalations over the life of the lease, with minimum annualized, GAAP straight-line rental income of $125,400. In connection with this agreement, we are required to install new irrigation equipment on the property, which may cost up to $700,000. See Note 8, “Commitments and Contingencies,” located elsewhere in this Form 10-Q, for further discussion on this commitment.

•

On May 31, 2013, we acquired a property comprised of 209 acres of farmland near Brooks, Oregon (“Sequoia Street”), for an aggregate purchase price of approximately $3.1 million. The property will be farmed for blueberries. We funded this acquisition with the net proceeds received from our IPO in January 2013. At closing, we executed a new, triple-net lease on the property for a term of fifteen years. The tenant has three five-year renewal options to extend the lease for a potential total extension period of fifteen years. The lease provides for prescribed rent escalations over the life of the lease, with minimum annualized, GAAP straight-line rents of $193,617.

Our Adviser and Administrator

Advisory and Administration Agreements

Since 2004, we have been externally managed pursuant to a contractual investment advisory arrangement with our Adviser, under which our Adviser has directly employed certain of our personnel and paid their payroll, benefits and general expenses directly. Prior to January 1, 2010, the advisory agreement also covered the administrative services we received from Gladstone Administration, LLC (our “Administrator”), which, until January 1, 2010, was a wholly-owned subsidiary of our Adviser. Since January 1, 2010, we have received administrative services pursuant to a separate administration agreement with our Administrator. Upon the closing of our IPO, on January 31, 2013, we entered into amended and restated versions of each of the advisory and administration agreements.

Prior Advisory and Administration Agreements

Prior Advisory Agreement

Under our advisory agreement in effect until January 31, 2013 (the “Prior Advisory Agreement”), we were required to reimburse our Adviser for our pro-rata share of our Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters in relation to the time such employees devoted to all affiliated funds, collectively, advised by the Adviser. Until January 1, 2010, this payment arrangement also extended to administrative services provided to us by our Administrator.

Under our Prior Advisory Agreement, we were also required to reimburse our Adviser for our pro-rata portion of all other expenses of our Adviser not reimbursed under the arrangements described above, which we refer to as overhead expenses, equal to the total overhead expenses of our Adviser multiplied by the ratio of hours worked by our Adviser’s (and until January 1, 2010, our Administrator’s) employees on our projects to the total hours worked by our Adviser’s (and until January 1, 2010, our Administrator’s) employees. However, we were only required to reimburse our Adviser for our portion of its overhead expenses if the amount of payroll and benefits we reimburse to our Adviser was less than 2.0% of our average invested assets for the year. Additionally, we were only required to reimburse our Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of our average invested assets for the year. Our Adviser is required to reimburse us annually for the amount by which amounts billed to and paid by us exceed this 2.0% limit during a given year. These amounts never exceeded the 2.0% limit, and, therefore, we have never received any such reimbursement.

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

Amended and Restated Advisory and Administration Agreements

Amended Advisory Agreement

Under the terms of the Amended Advisory Agreement that went into effect on February 1, 2013, we no longer reimburse our Adviser for our pro-rata share of its payroll, benefits and overhead expenses. Instead, we pay an annual base management fee during 2013 equal to 1.0% of our total stockholders’ equity, less the recorded value of any preferred stock we may issue and, for 2013 only, any uninvested cash proceeds from the IPO, which we refer to as our adjusted stockholders’ equity. Beginning in 2014, we will pay an annual base management fee equal to 2.0% of our adjusted total stockholders’ equity, which will no longer exclude any uninvested cash proceeds from the IPO, and an additional incentive fee based on our Pre-Incentive Fee FFO. If the Amended Advisory Agreement had been in place during the three and six months ended June 30, 2012, we estimate that our base management fee for those periods would have been approximately $20,000 and $39,000, respectively, as compared to the actual management advisory fee incurred during those periods per the Prior Advisory Agreement of $44,139 and $88,175, respectively.

For purposes of calculating the incentive fee, our funds from operations (“FFO”) before giving effect to any incentive fee (our “Pre-Incentive Fee FFO”) will include any realized capital gains or losses, less any distributions paid on any preferred stock, but will not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our Pre-Incentive Fee FFO for a particular calendar quarter exceeds a hurdle rate of 1.75%, or 7% annualized, of our total stockholders’ equity at the end of the previous quarter. We pay our Adviser an incentive fee with respect to our Pre-Incentive Fee FFO quarterly, as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee FFO does not exceed the hurdle rate of 1.75% (7% annualized);

•	100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•	20% of the amount of our pre-incentive fee FFO that exceeds 2.1875% in any calendar quarter (8.75% annualized).

Quarterly Incentive Fee Based on FFO

Pre-Incentive Fee FFO

(expressed as a percentage of total stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

If the Amended Advisory Agreement had been in place during the three and six months ended June 30, 2012, we estimate that we would have incurred an incentive fee for those periods of approximately $67,000 and $129,000, respectively. Prior to the Amended Advisory Agreement becoming effective on February 1, 2013, there was no agreement in place by which to incur an incentive fee.

Amended Administration Agreement

Under the terms of the Amended Administration Agreement that went into effect on February 1, 2013, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent and our allocable portion of the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and secretary, and their respective staffs. Unlike our Prior Administration Agreement, which provided that our allocable portion of these expenses be based on the percentage of time that our Administrator’s personnel devoted to our affairs, under the Amended Administration Agreement, our allocable portion of these expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all affiliated funds for whom our Administrator provides services. If the Amended Administration Agreement had been in place during the three and six months ended June 30, 2012, we estimate that our administration fee for those periods would have been approximately $17,000 and $39,000, respectively, as compared to the actual administration fee incurred during those periods of $36,241 and $59,046, respectively.

Emerging Growth Company

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, Section 107 of the JOBS Act provides that an emerging growth company may choose to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards, meaning that the company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Additionally, we are eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have elected to take advantage of this extended transition period, and, as a result, we will comply with new or revised accounting standards on the dates on which adoption of such standards is required for private companies for as long as we maintain our emerging company status and do not revoke this election. Accordingly, the accounting standards that we apply while we remain an emerging growth company may differ materially from the accounting standards applied by other similar public companies, including emerging growth companies that have elected to opt out of this extended transition period. This election could have a material impact on our financial statements and the comparability of our financial statements to the financial statements of similar public companies.

Critical Accounting Policies

The preparation of our financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, and a summary of these critical accounting policies is below. We consider these policies critical because they involve estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations.

As described further in Note 2 to our Condensed Consolidated Financial Statements under “ –– Revision of Previously-Issued Financial Statements,” we identified the following error during 2013:

•

The 2012 income tax provision was misstated as a result of the omission of additional depreciation prescribed under Section 168(k) of the Internal Revenue Code. The effect of this error was an understatement of income taxes receivable and deferred tax liability of approximately $485,000 as of December 31, 2012. This error had no effect on our consolidated statements of operations, including our reported net income or earnings per share.

With respect to the error noted above, we assessed its materiality on the financial statements in connection with previously-filed periodic reports and concluded that at such time the error was not material to any prior annual or interim periods. Accordingly we have elected to revise the December 31, 2012, balance sheet, as included in the Annual Report on Form 10-K.

Investments in Real Estate

We will record investments in real estate at cost and will capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. In a triple-net lease, the tenant generally provides repairs and maintenance; however, to the extent that we undertake repairs or maintenance, we will expense these costs of repairs and maintenance as they are incurred. We will compute depreciation using the straight-line method over 39 years or the estimated useful life, whichever is shorter, for buildings and improvements, including horticulture acquired in connection with the purchase of farmland, and 5 to 7 years for equipment.

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

Purchase Price Allocation

When we acquire real estate, we allocate the purchase price to: (i) the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, horticulture and long-term debt and, if the acquisition is a business combination, (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, in-place leases, unamortized lease origination costs, tenant relationships and capital lease obligations, based in each case on their fair values.

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” Other of our acquisitions involve the acquisition of farmland that is already being operated as rental property and has a lease in place that we assume at the time of acquisition, which we will generally consider to be a business combination under ASC 805, “Business Combinations.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition, whereas in the case of a business combination, we will expense these transaction costs as incurred. When we account for an acquisition as a business combination, we will record above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize the capitalized above-market lease values as a reduction of rental income over the remaining, non-cancelable terms of the respective leases, and we will amortize the capitalized below-market lease values, included in Other liabilities on the accompanying Condensed Consolidated Balance Sheets, as an increase to rental income over the remaining, non-cancelable terms of the respective leases. Since our strategy will, to a large degree, involve sale-leaseback transactions with newly-originated leases at market rates, we do not expect that the above-market and below-market in-place lease values will be significant for many of the transactions we will ultimately enter into.

We will measure the aggregate value of other intangible assets acquired based on the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Our Adviser will estimate values using methods similar to those used by independent appraisers, such as discounted cash flow analyses. Factors to be considered by management in its analysis will include an estimate of carrying costs during hypothetical, expected lease-up periods, considering current market conditions and costs to execute similar leases. Our Adviser will also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rental income at market rates during the hypothetical, expected lease-up periods, which we expect will primarily range from 6 to 18 months, depending on specific local market conditions.

Our Adviser will also estimate costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on our Adviser’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by our Adviser in allocating these values include the nature and extent of our existing business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and management’s expectations of lease renewals, including those existing under the terms of the current lease agreement, among other factors. We will amortize the value of in-place leases to expense over the initial term of the respective leases, which we primarily expect to range from two to five years for properties growing row crops, with longer terms for properties growing long-term plants such as trees, bushes and vines. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

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

Income Taxes

Our financial results generally will not reflect provisions for current or deferred income taxes for taxable years beginning with the year for which we first elect to be taxed as a REIT, which is currently contemplated to be our taxable year ending either December 31, 2013, or December 31, 2014. Management believes that we will be organized and will operate in a manner that will allow us to qualify to be taxed as a REIT, and, as a result, we do not expect to pay substantial corporate-level income taxes for taxable years for which we qualify and elect to be taxed as a REIT for federal income tax purposes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet any of those requirements, we would be subject to federal corporate income tax, which could have a material, adverse impact on our results of operations and amounts available for distributions to our stockholders. Our TRS will pay taxes on its taxable income, if any, at the then-current corporate rates.

In connection with intercompany transfers of a 306-acre farm near Watsonville, California (“San Andreas”), and West Gonzales in 2002 and of San Andreas again in 2004, we created deferred intercompany gains that are taxable for both federal and state income tax purposes. These deferred intercompany gains are generally equal to the excess of the fair market value of the property over the tax basis of the property (determined as of the time that the deferred intercompany gain was created). Deferred intercompany gains are indefinitely deferred until a triggering event occurs (such as a REIT conversion), generally when the transferee or the transferor leaves the consolidated group, as defined by the relevant tax law, or the property is sold to a third party. In the case of a transfer of built-in gain property between members of a consolidated group, there are deferred intercompany gains to the transferring entity, and the receiving entity’s tax basis is the fair market value at the date of transfer. Thus, a deferred tax liability is created related to the deferred intercompany gain to the transferring entity, and an offsetting deferred tax asset is created representing the basis difference created by the new tax basis of the receiving entity. As a result, the deferred tax assets and liabilities offset one another and there is no net impact to us. In accordance with ASC 740 and ASC 810, no tax impact is recognized in the condensed consolidated financial statements as a result of transfers of assets between members of a consolidated group.

As a result of the transfers mentioned above, the related federal and state deferred tax assets and liabilities each total approximately $2.2 million as of June 30, 2013. With respect to the federal amount of approximately $2.1 million, this amount will become payable upon us making a REIT election, and, as a REIT, we will no longer be able to obtain the benefit of the related deferred tax asset. As such, in March 2013, we made a tax prepayment of $2.1 million in the form of a cash bond submitted to the IRS to cover this amount once it becomes due. As a result, we will reverse the deferred tax asset through our income tax provision once we have completed all significant actions necessary to qualify as a REIT and are committed to a course of action for this to occur. The REIT election does not have the same impact on the state tax amount of approximately $0.1 million, and, therefore, this amount will continue to be deferred. In addition, the Deferred tax liability reflected on the Condensed Consolidated Balance Sheets, which relates to temporary tax differences, and the Provision for income taxes reflected on the Condensed Consolidated Statements of Operations will also be reversed upon election of REIT status. We currently intend to qualify and elect to be taxed as a REIT for federal income tax purposes beginning with our tax year ending either December 31, 2013, or December 31, 2014.

In connection with our acquisition of San Andreas in February 2004 from SC Land, Inc. (“SC Land”), we created a deferred intercompany stock account (“DISA”) at the state income tax level that was based upon the fair market value of the property at the time of that transfer. The resulting tax liability to us was approximately $98,000. We determined that the state income taxes of $98,000 related to the DISA became payable in 2009, and we are paying that amount over a five-year period that will conclude in 2014.

In addition, we acquired West Gonzales in May 2009 from SC Land. SC Land was formally liquidated in June 2010; however, we have concluded that SC Land was de facto liquidated in May 2009, since the business operations of SC Land were effectively terminated as of that date. As a result, we will not be subject to a similar tax on the transfer of West Gonzales in 2009, as resulted from the 2002 and 2004 transfers discussed in the paragraphs above.

Results of Operations

A comparison of our operating results for the three and six months ended June 30, 2013 and 2012 is below:

	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
Operating revenues:
Rental income	$949,756	$811,900	$137,856	17.0%

Total operating revenues	949,756	811,900	137,856	17.0%

Operating expenses:
Depreciation and amortization	177,323	90,381	86,942	96.2%
Management fee	25,136	44,139	(19,003)	-43.1%
Administration fee	57,508	36,241	21,267	58.7%
Professional fees	163,764	41,393	122,371	295.6%
Acquisition-related expenses	4,266	3,555	711	20.0%
Property operating expense	28,972	27,131	1,841	6.8%
General and administrative	195,401	12,084	183,317	1517.0%

Operating expenses before credits from Adviser	652,370	254,924	397,446	155.9%
Credits to fees	(41,037)	—	(41,037)	NM

Total operating expenses, net of credits to fees	611,333	254,924	356,409	139.8%

Operating income	338,423	556,976	(218,553)	-39.2%

Other income (expense)
Interest and other income	14,818	1,992	12,826	643.9%
Interest expense	(276,047)	(255,479)	(20,568)	8.1%

Total other expense	(261,229)	(253,487)	(7,742)	3.1%

Net income before income taxes	77,194	303,489	(226,295)	-74.6%

Income tax provision	(46,838)	(139,016)	92,178	-66.3%

Net income	$30,356	$164,473	$(134,117)	-81.5%

NM = Not Meaningful

	For the Six Months Ended June 30,
	2013	2012	$ Change	% Change
Operating revenues:
Rental income	$1,864,339	$1,625,375	$238,964	14.7%

Total operating revenues	1,864,339	1,625,375	238,964	14.7%

Operating expenses:
Depreciation and amortization	337,359	185,746	151,613	81.6%
Management fee	84,301	88,175	(3,874)	-4.4%
Incentive fee	41,037	—	41,037	NM
Administration fee	95,840	59,046	36,794	62.3%
Professional fees	249,156	162,564	86,592	53.3%
Acquisition-related expenses	21,137	16,209	4,928	30.4%
Property operating expense	47,467	37,175	10,292	27.7%
General and administrative	314,179	23,411	290,768	1242.0%

Operating expenses before credits from Adviser	1,190,476	572,326	618,150	108.0%
Credits to fees	(41,037)	—	(41,037)	NM

Total operating expenses, net of credits to fees	1,149,439	572,326	577,113	100.8%

Operating income	714,900	1,053,049	(338,149)	-32.1%

Other income (expense)
Interest and other income	25,445	4,776	20,669	432.8%
Interest expense	(556,446)	(472,932)	(83,514)	17.7%

Total other expense	(531,001)	(468,156)	(62,845)	13.4%

Net income before income taxes	183,899	584,893	(400,994)	-68.6%

Income tax provision	(106,027)	(267,916)	161,889	-60.4%

Net income	$77,872	$316,977	$(239,105)	-75.4%

NM = Not Meaningful

Operating Revenues

Rental income increased for both the three and six months ended June 30, 2013, as compared to the respective prior-year periods, primarily as a result of six additional farms acquired subsequent to June 30, 2012.

Operating Expenses

Depreciation and amortization expenses increased for both the three and six months ended June 30, 2013, as compared to the respective prior-year periods, as a result of the additional farms acquired, as mentioned above, as well as site improvements made on existing properties in and subsequent to June 30, 2012.

The management fee decreased for both the three and six months ended June 30, 2013, as compared to the respective prior-year periods, primarily as a result of efforts expended by our Adviser’s employees in the prior-year periods in connection with the preparation and filing of a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) for our IPO in January 2013, as well as due to the new agreement with our Adviser, which is discussed below. For the six months ended June 30, 2013, this decrease was largely offset by an increase in the number of hours our Adviser’s employees spent on matters related to due diligence on potential and new acquisitions.

For the three and six months ended June 30, 2012, and for January 2013, the management fee consisted of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the Prior Advisory Agreement. For the three and five months ended June 30, 2013, the management fee was calculated pursuant to the terms under the Amended Advisory Agreement, which went into effect on February 1, 2013. For the six months ended June 30, 2013, our management advisory fee under the Prior Advisory Agreement, which was terminated on January 31, 2013, was $46,206, while the base management fee under the Amended Advisory Agreement, which became effective on February 1, 2013, was $38,095. The calculation of the management fees is described in further detail above, under “—Advisory and Administration Agreements.”

For the three months ended March 31, 2013, we paid an incentive fee to our Adviser of $41,037; however, during the three months ended June 30, 2013, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee paid for the three months ended March 31, 2013, and such fee was credited to us during the three months ended June 30, 2013. There was no incentive fee earned by our Adviser for the three months ended June 30, 2013, nor was there one earned for the three or six months ended June 30, 2012, as there was no agreement in place during those periods by which to incur an incentive fee. The calculation of the incentive fee is described in further detail above, under “––Advisory and Administration Agreements.”

The administration fee increased for both the three and six months ended June 30, 2013, as compared to the respective prior-year periods, primarily as a result of the new agreement with our Administrator, which agreement allocates expenses based on the ratio of our total assets in relation to the total assets of other affiliated funds managed by our Adviser. Also contributing to the increase is the increased number of hours our Administrator’s employees spent on our matters, which were higher during the month of January 2013 as a result of efforts expended in connection with the preparation and filing of the registration statement with the SEC for our IPO.

For the three and six months ended June 30, 2012, and for January 2013, the administration fee consisted of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Administrator in accordance with the terms of the Prior Administration Agreement. For the three and five months ended June 30, 2013, the administration fee was calculated pursuant to the terms under the Amended Administration Agreement, which went into effect on February 1, 2013. For the six months ended June 30, 2013, our administration fee under the Prior Administration Agreement, which was terminated on January 31, 2013, was $18,532, while the administration fee under the Amended Administration Agreement, which became effective on February 1, 2013, was $77,308. The administration fee is described in further detail above, under “––Advisory and Administration Agreements.”

Professional fees, consisting primarily of legal and accounting fees, increased for both the three and six months ended June 30, 2013, as compared to the respective prior-year periods, primarily as a result of additional legal and accounting costs associated with the quarterly reporting requirements of being a public company. Additional fees were also incurred during the three and six months ended June 30, 2013, for tax research and preparatory work related to the steps necessary to qualify as a REIT.

Acquisition-related expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses increased slightly for both the three and six months ended June 30, 2013, as compared to the respective prior-year periods. However, during the three and six months ended June 30, 2013, we capitalized $141,152 of acquisition-related expenses associated with the acquisition of two properties during the three months ended June 30, 2013.

Property operating expenses consist of franchise taxes, insurance and overhead expenses paid for certain of our properties. Property operating expenses increased for both the three and six months ended June 30, 2013, as compared to the respective prior-year periods, primarily due to an increase in limited liability company fees paid to the state of California, as well as other miscellaneous filing fees incurred associated with the additional farm acquisitions. While we held more properties at June 30, 2013, than at June 30, 2012, the properties acquired subsequent to June 30, 2012, resulted in minimal incremental operating expenses being incurred.

General and administrative expenses increased for both the three and six months ended June 30, 2013, as compared to the respective prior-year periods, primarily due to increases in stockholder-related expenses and overhead insurance premiums related to becoming a public company in January 2013, as well as the payment of directors’ fees, which were not incurred during 2012 as a private company.

Interest and Other Income (Expense)

Interest and other income increased for both the three and six months ended June 30, 2013, as compared to the respective prior-year periods, primarily due to the interest earned on the net proceeds from our IPO, a portion of which was invested in short-term U.S. Treasuries during the three and six months ended June 30, 2013. These U.S. Treasuries matured on June 27, 2013, and, as of June 30, 2013, all uninvested proceeds from the IPO were held in a money-market deposit account.

Interest expense increased for both the three and six months ended June 30, 2013, as compared to the respective prior-year periods, primarily due to increased borrowings under our mortgage note payable with Metropolitan Life Insurance Company (“MetLife”). The weighted-average balance of our aggregate borrowings for the three and six months ended June 30, 2013, was $29.6 million and $29.9 million, respectively, as compared to $23.3 million for each of the respective prior-year periods. The overall, effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, was 3.6% for each of the three and six months ended June 30, 2013, as compared to 3.7% for each of the respective prior-year periods.

Income Tax Provision

Net income before income taxes decreased for both the three and six months ended June 30, 2013, as compared to the respective prior-year periods, due to the reasons discussed above. As a result, the provision for income taxes also decreased for both the three and six months ended June 30, 2013, as compared to the respective prior-year periods. However, our effective tax rate increased for both the three and six months ended June 30, 2013, primarily due to a deferred intercompany gain on past land transfers that generated a tax due to the state of California, payable over a five-year period. Additionally, the provision for income taxes recorded for both the three and six months ended June 30, 2013, is expected to be reversed once we complete all significant actions necessary to qualify as a REIT and become committed to the course of action for this to occur, which we expect to take place during the fourth quarter of 2013. For additional information, please refer to Note 2, “Summary of Significant Accounting Policies––Income Taxes.”

LIQUIDITY AND CAPITAL RESOURCES

Overview and Future Capital Needs

To date, we have invested $4.6 million of the $51.3 million of net proceeds received in connection with our IPO in January 2013 into new property acquisitions. We intend to use the capital we acquired as a result of our IPO and the proceeds of any indebtedness that we may incur in the future to purchase additional farms and farm-related properties, as well as to potentially make mortgage loans and for other general corporate purposes. We are actively seeking and evaluating acquisitions of additional farm properties that satisfy our investment criteria. All potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

Our current sources of funds are primarily the net proceeds received in connection with our IPO, operating cash flows and borrowings, including our current line of credit that matures in April 2017. We believe that these cash resources will be sufficient to satisfy our cash requirements for the next 12 months.

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2013, was approximately $1.7 million, as compared to net cash provided by operating activities during the prior-year period of $0.6 million. The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is utilized to fund our property-level operating expenses, with any excess cash being primarily used for debt and interest payments on our mortgage note payable, management fees to our Adviser, administrative fees to our Administrator, income taxes and other corporate- level expenses. The decrease in net cash provided by operating activities during the six months ended June 30, 2013, was primarily a result of a tax prepayment, in the form of a cash bond, made to the IRS in anticipation of taxes we will owe in connection with the recognition of a deferred gain on a land transfer that will occur upon our election to be taxed as a REIT.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2013, was approximately $4.7 million, as compared to $50,000 for the prior year period. The increase in net cash used in investing activities during the six months ended June 30, 2013, was primarily due to two new farm acquisitions during 2013. There were no new acquisitions made during the six months ended June 30, 2012.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013, was approximately $47.9 million, which primarily consisted of the net proceeds received from our IPO, partially offset by distributions paid to stockholders and repayments on our mortgage note payable. Net cash used in financing activities for the six months ended June 30, 2012, was approximately $1.1 million, which primarily consisted of net repayments on our borrowings, including our mortgage note payable and our line of credit.

Borrowings

MetLife Mortgage Loan

On December 30, 2010, we entered into a loan agreement with MetLife in an amount not to exceed $45.2 million, pursuant to a long-term note payable. The note currently accrues interest at a rate of 3.50% per year, and the interest rate is subject to adjustment on January 5, 2014, and every three years thereafter to then-current market rates. The note is scheduled to mature on January 5, 2026, and we may not repay the note prior to maturity, except on one of the four interest rate adjustment dates. The loan originally provided for three disbursements, which were drawn in 2011, and was amended in December 2011 to provide for three additional disbursements, two of which were drawn prior to the December 2012 amendment. In connection with the December 2011, amendment, we also incur a commitment fee of 0.20% on undrawn amounts, effective January 5, 2012. As amended in December 2012, the loan agreement provides for up to three additional future disbursements by December 2013, none of which have been drawn to date.

As of June 30, 2013, $29.5 million was outstanding under this loan. The three remaining disbursements may not exceed $13.6 million, in aggregate, and must be used solely to fund the acquisition of new properties. The interest rate for future disbursements will be based on prevailing market rates, and at the time of such disbursements, the interest rate on the loan will adjust to reflect the rate on the new disbursement blended with the existing rate on the then-outstanding loan amount. If we have not drawn such funds for the acquisition of new properties by December 14, 2013, MetLife has the option to be relieved of its obligation to disburse the additional funds to us under this loan.

MetLife Line of Credit

In November 2002, we entered into a $3.3 million revolving line of credit with Rabo Agrifinance (“Rabo”), which was scheduled to mature on December 1, 2017, secured by a mortgage on San Andreas. In May 2012 we repaid the outstanding balance under the Rabo line of credit in full and obtained a new, $4.8 million revolving credit facility with MetLife that matures on April 5, 2017 (the “Credit Facility”). Our obligations under the Credit Facility are secured by a mortgage on San Andreas. The interest rate charged on the advances under the Credit Facility is equal to the three-month LIBOR in effect at the beginning of each calendar quarter plus 3.00%, with a minimum annualized rate of 3.25%. We may use the advances under the Credit Facility for both general corporate purposes and the acquisition of new investments. As of June 30, 2013, there was $0.1 million outstanding under the Credit Facility, which is the minimum balance required under the facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013.

NON-GAAP FINANCIAL MEASURES

Funds from Operations and Pre-Tax Funds from Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We define pre-tax funds from operations (“Pre-tax FFO”) as FFO plus the provision for income taxes. As we expect to reverse all income tax provisions related to fiscal year 2013 once we complete all significant actions necessary to qualify as a REIT, which we expect to take place during the fourth quarter of 2013, we believe it is beneficial for investors to view our results of operations excluding the impact of income taxes.

FFO and Pre-tax FFO do not represent cash flows from operating activities in accordance with GAAP, which, unlike FFO and Pre-tax FFO, generally reflects all cash effects of transactions and other events in the determination of net income, and should not be considered an alternative to net income as an indication of our performance or to cash flows from operations as a measure of liquidity or ability to make distributions. Comparisons of FFO and Pre-tax FFO, using the NAREIT definition for FFO and the definition above for Pre-tax FFO, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the definitions used by such REITs.

Pre-tax FFO available to common stockholders is Pre-tax FFO, adjusted to subtract distributions made to holders of preferred and senior common stock. We believe that net income available to common stockholders is the most directly comparable GAAP measure to Pre-tax FFO available to common stockholders.

Basic pre-tax funds from operations (“Basic Pre-tax FFO”) per share and diluted pre-tax funds from operations (“Diluted Pre-tax FFO”) per share are Pre-tax FFO available to common stockholders divided by the number of weighted average shares of common stock outstanding and Pre-tax FFO available to common stockholders divided by the number of weighted average shares of common stock outstanding on a diluted basis, respectively, during a period. We believe that Pre-tax FFO available to common stockholders, Basic Pre-tax FFO per share and Diluted Pre-tax FFO per share are useful to investors because they provide investors with a further context for evaluating our Pre-tax FFO results in the same manner that investors use net income and earnings per share (“EPS”) in evaluating net income available to common stockholders. In addition, because most REITs provide FFO available to common stockholders, Basic FFO and Diluted FFO per share information to the investment community, we believe these are useful supplemental measures when comparing us to other REITs. We believe that net income is the most directly comparable GAAP measure to FFO and Pre-tax FFO, Basic EPS is the most directly comparable GAAP measure to Basic Pre-tax FFO per share, and diluted EPS is the most directly comparable GAAP measure to Diluted Pre-tax FFO per share.

The following table provides a reconciliation of our FFO and Pre-tax FFO for the three and six months ended June 30, 2013 and 2012, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted Pre-tax FFO per weighted average share of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$30,356	$164,473	$77,872	$316,977
Add: Real estate and intangible depreciation and amortization	177,323	90,381	337,359	185,746

FFO	207,679	254,854	415,231	502,723
Add: Income tax provision	46,838	139,016	106,027	267,916

Pre-tax FFO available to common stockholders	$254,517	$393,870	$521,258	$770,639

Weighted average common shares outstanding—basic & diluted	6,530,264	2,750,000	5,893,618	2,750,000

Pre-tax FFO per weighted average common share—basic and diluted	$0.04	$0.14	$0.09	$0.28

Net Asset Value Calculation

The following table provides certain summary information about our 14 farm properties as of June 30, 2013.

Property Name	Location	Date Acquired	Encumbrances		Gross Cost Basis(1)	Value Basis	Valuation Methodology(2)	Number of Farms	Farmable Acres	Total Acres	Lease Expiration Date
San Andreas	Watsonville, CA	6/16/1997	$100,000	(3)	$4,929,307	$9,730,000	Appraisal	1	237	306	12/31/2014
West Gonzales	Oxnard, CA	9/15/1998	13,473,792		15,185,928	45,500,000	Appraisal	1	501	653	12/31/2013
West Beach	Watsonville, CA	1/3/2011	5,068,800		8,472,073	8,490,000	Appraisal	3	195	198	10/31/2013
Dalton Lane	Watsonville, CA	7/7/2011	2,587,853		2,808,000	2,800,000	Appraisal	1	70	72	10/31/2015
Keysville Road	Plant City, FL	10/26/2011	1,152,000		1,230,758	1,496,000	Appraisal	2	50	59	7/1/2016
Colding Loop	Wimauma, FL	8/9/2012	3,366,720		3,597,421	3,550,000	Appraisal	1	181	219	6/14/2018
Trapnell Road	Plant City, FL	9/12/2012	3,840,000		4,000,000	3,937,000	Appraisal	3	110	124	6/30/2017
38th Avenue	Covert, MI	4/5/2013	—		1,381,133	1,340,000	Appraisal	1	89	119	4/4/2020
Sequoia St	Brooks, OR	5/31/2013	—		3,201,019	3,100,000	Appraisal	1	206	209	5/31/2028

			$29,589,165		$44,805,639	$79,943,000		14	1,639	1,959

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets) plus subsequent improvements made on the properties.
(2)	Represents values based on appraisals performed between July 2012 and July 2013.
(3)	Represents borrowings outstanding as of June 30, 2013, on our Credit Facility, under which San Andreas is pledgd as collateral.

Real estate companies are required to record real estate using the historical cost basis of the real estate, and, as a result, the carrying value of the real estate does not change as the fair value of the assets change. Thus, a difficulty in owning shares of an asset-based company is determining the fair value of the assets so that, as an owner of the stock, stockholders can see the value of the assets increase or decrease. For this reason, we believe determining the fair value of our real estate assets is useful to our investors.

To provide our stockholders with an estimate of the fair value of our real estate assets, we will estimate the fair value of our farm properties, expressed in terms of net asset value (“NAV”) per share, and provide that to our stockholders on a quarterly basis. NAV is a non-GAAP, supplemental measure of financial position of an equity REIT. NAV is calculated as total stockholders’ equity, adjusted for the increase or decrease in fair value of our real estate assets and encumbrances in excess of the cost basis of our real estate. This number is then divided by our total common shares outstanding to calculate the NAV per share. Our Adviser generally calculates the fair value of our real estate by relying, in part, on estimates of fair market value of our real estate properties provided by independent, third-party appraisers. Management reviews the appraisals, including the significant assumptions and inputs used in determining the appraised values, and considers any developments that may have occurred since the time the appraisals were performed. Developments considered that may have an unfavorable impact on the fair value of our real estate include, but are not limited to, tenant credit profiles, such as tenant defaults and bankruptcies; lease terms, such as expirations and notices of non-renewals or to vacate; and potential asset sales, particularly those at prices below the appraised values of the properties. Management determined that the carrying value of all encumbrances on our properties were deemed to approximate fair value at June 30, 2013, thus, no adjustment was made to NAV related to the fair value of borrowings. As such, management believes that the most recent appraisals available on our 14 farms held at June 30, 2013, which were performed between the periods of July 2012 and July 2013, fairly represent their current market values.

As of June 30, 2013, we estimate the NAV per share to be $14.06, as detailed below.

Total stockholders’ equity		$56,671,324
Estimated fair value of property portfolio(1)	$79,943,000
Net cost basis of tangible and intangible real estate assets	41,697,456
Add: Accumulated depreciation and amortization	3,108,183

Gross cost basis of tangible and intangible real estate assets	44,805,639

Excess fair value over gross cost basis of real estate assets		35,137,361

Estimated net worth of the company		91,808,685
Shares outstanding at June 30, 2013		6,530,264

Estimated NAV per share at June 30, 2013		$14.06

(1)	Per appraised values presented in table above.

Comparison of NAV, using the above definition, to similarly-titled measures for other REITs, may not necessarily be meaningful, due to possible differences in the application of the definition used by such REITs. Please note that we do not transact at this value, and the trading price of our shares may differ from the most-recent NAV per share calculation. In addition, although management believes the values presented reflect current market conditions, the ultimate amount realized on any asset will be based on the timing of such dispositions and the then-current market conditions. There can be no assurance that the ultimate realized value upon disposition of an asset will approximate the fair value above.

We intend to seek new appraisals of our properties on a periodic basis in the future, and any adjustments to the values of our properties, as well as to the NAV, will be explained in this section. However, the determination of NAV is subjective and involves a number of assumptions, judgments and estimates, some of which may prove to be inaccurate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. We believe that the primary risk to which we are and will be exposed is interest rate risk. While none of our existing leases contain escalations based on market interest rates, the interest rates on our existing borrowings are variable, and, in the case of the mortgage note payable to MetLife, the interest rate adjusts once every three years. Although we seek to mitigate this risk by structuring such provisions of our leases to contain escalation rates or the rent adjustments to prevailing market rent at two- to three-year intervals, these features do not eliminate this risk. To date, we have not entered into any derivative contracts to attempt to manage our exposure to interest rate fluctuations.

There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended June 30, 2013, from that disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 27, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three or six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Initial Public Offering

On January 28, 2013, we priced our IPO of 3,333,334 shares of our common stock, par value $0.001 per share, at a public offering price of $15.00 per share, which closed on January 31, 2013. Including the underwriters’ option to cover over-allotments, which was exercised in February 2013, a total of 3,780,264 shares were issued, resulting in gross proceeds of $56.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $51.3 million. We intend to continue to use the net proceeds from the IPO and the underwriters’ exercise of the over-allotment primarily to buy farms and farm-related properties, as well as for other general corporate purposes. As of June 30, 2013, we have invested approximately $4.6 million of these proceeds in new property acquisitions. During the six months ended June 30, 2013, we also invested $20.0 million of the net proceeds received from our IPO in six-month U.S. Treasuries, which matured on June 27, 2013, and is now held in a money-market deposit account.

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

*** Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Gladstone Land Corporation

Date: August 7, 2013	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer and Treasurer

Date: August 7, 2013	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors