Form 10-Q
period 2013-09-30
GLADSTONE LAND Corp
filed 2013-10-29
CIK 1495240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-35795

GLADSTONE LAND CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	54-1892552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 200 MCLEAN, VIRGINIA	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of October 28, 2013, was 6,530,264.

GLADSTONE LAND CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2013

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
Real estate, at cost	$44,866,476	$39,678,968
Less: accumulated depreciation	(2,978,718)	(2,535,084)

Total real estate, net	41,887,758	37,143,884
Lease intangibles, net	182,232	208,060
Cash and cash equivalents	39,377,937	873,474
Short-term investments	680,272	679,717
Deferred financing costs, net	294,005	304,150
Deferred offering costs	—	1,006,095
Other assets	3,279,177	770,468

TOTAL ASSETS	$85,701,381	$40,985,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage note payable	$29,489,165	$30,717,880
Borrowings under line of credit	100,000	100,000
Accounts payable and accrued expenses	669,066	913,649
Due to related parties(1)	64,183	104,782
Deferred tax liability	743,676	743,676
Other liabilities	310,102	269,135

TOTAL LIABILITIES	31,376,192	32,849,122

Commitments and Contingencies(2)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized; 6,530,264 and 2,750,000 shares issued and outstanding at September 30, 2013, and December 31, 2012, respectively	6,530	2,750
Additional paid in capital	51,326,261	—
Retained earnings	2,992,398	8,133,976

TOTAL STOCKHOLDERS’ EQUITY	54,325,189	8,136,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,701,381	$40,985,848

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information
(2)	Refer to Note 8, “Commitments and Contingencies,” for additional information

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Rental income	$996,096	$848,461	$2,860,435	$2,473,837

Total operating revenues	996,096	848,461	2,860,435	2,473,837

OPERATING EXPENSES:
Depreciation and amortization	171,751	120,511	509,110	306,257
Management fee(1)	19,485	132,396	103,786	220,571
Incentive fee(1)	—	—	41,037	—
Administration fee(1)	39,562	66,215	135,402	125,261
Professional fees	140,147	40,079	389,303	202,644
Acquisition-related expenses	59,970	103,314	81,107	119,523
Property operating expenses	24,564	64,568	72,031	101,743
General and administrative	192,001	15,759	506,179	39,170

Operating expenses before credits from Adviser	647,480	542,842	1,837,955	1,115,169
Credits to fees(1)	—	—	(41,037)	—

Total operating expenses, net of credits to fees	647,480	542,842	1,796,918	1,115,169

OPERATING INCOME	348,616	305,619	1,063,517	1,358,668

OTHER INCOME (EXPENSE):
Interest income	17,594	404	43,039	1,258
Other income	—	244	—	4,166
Interest expense	(276,044)	(246,585)	(832,490)	(719,517)

Total other expense	(258,450)	(245,937)	(789,451)	(714,093)

Net income before income taxes	90,166	59,682	274,066	644,575
Income tax provision	(85,406)	(19,251)	(191,433)	(287,167)

NET INCOME	$4,760	$40,431	$82,633	$357,408

EARNINGS PER COMMON SHARE:
Basic and diluted	$0.00	$0.01	$0.01	$0.13

Distributions per common share	0.36	—	0.80	—

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING—basic and diluted	6,530,264	2,750,000	6,108,165	2,750,000

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82,633	$357,408
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	509,110	306,257
Amortization of deferred financing fees	22,375	52,217
Amortization of deferred rent assets and liabilities, net	(52,956)	(16,791)
Deferred income taxes	—	(47,022)
Changes in operating assets and liabilities:
Other assets	(2,314,283)	(355,962)
Accounts payable, accrued expenses, and due to related parties	(144,641)	246,744
Other liabilities	93,923	(10,565)

Net cash (used in) provided by operating activities	(1,803,839)	532,286
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of new real estate	(4,587,930)	(7,499,646)
Capital expenditures on exisiting real estate	(460,011)	—
Purchase of certificate of deposit	—	(679,549)
Purchase of U.S. Treasuries	(19,994,981)	—
Maturity of U.S. Treasuries	20,000,000	—
Deposits on future acquisitions	(200,000)	(200,000)
Deposits refunded	—	200,000

Net cash used in investing activities	(5,242,922)	(8,179,195)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity, net of costs	52,016,380	—
Borrowings from mortgage notes payable	—	8,707,000
Repayments on mortgage notes payable	(1,228,715)	(917,120)
Borrowings from line of credit	1,600,000	3,100,000
Repayments on line of credit	(1,600,000)	(3,905,000)
Financing fees	(12,230)	(136,028)
Distributions paid	(5,224,211)	—

Net cash provided by financing activities	45,551,224	6,848,852

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,504,463	(798,057)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	873,474	2,003,854

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,377,937	$1,205,797

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION
Accrued additions to real estate	$179,215	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BUSINESS AND ORGANIZATION

Business

Gladstone Land Corporation, (the “Company,” “we,” “us” or “our”) was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004, and having been originally incorporated in California on June 14, 1997. We exist primarily for the purpose of engaging in the business of owning and leasing farmland. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation (the “Adviser”), a Delaware corporation.

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

All subsequent references in this report to the “Company,” “we,” “us” and “our” refer, collectively, to Gladstone Land Corporation, the Operating Partnership and the Company’s and the Operating Partnership’s subsidiaries, unless the context otherwise requires or where otherwise indicated.

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

With respect to the error noted above, we assessed its materiality on the financial statements in connection with previously-filed periodic reports in accordance with ASC 250 (SEC’s Staff Accounting Bulletin No. 99, “Materiality”) and concluded that at such time the error was not material to any prior annual or interim periods. Accordingly, we have reviewed the guidance in ASC 250 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of the Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”) and have elected to revise the December 31, 2012, balance sheet. The following are selected line items from our balance sheet as of December 31, 2012, illustrating the effect of the adjustments to revise the balance sheet:

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

Out of Period Adjustment

During the three months ended September 30, 2013, we recorded adjustments to our income tax provision and to other assets in connection with our 2011 and 2012 provision reconciliation. As a result of the correction of these errors, we understated net income by $30,800 for the three and nine months ended September 31, 2013. We concluded that these adjustments were not material to the 2011, 2012 or 2013 results of operations. As such, these adjustments were recorded during 2013.

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

Reclassifications

Certain line items on the Condensed Consolidated Balance Sheet as of December 31, 2012, and the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012, have been reclassified to conform to the current-year presentation. These reclassifications had no effect on previously-reported stockholders’ equity or net income.

Real Estate and Lease Intangibles

Our investments in real estate consist of farmland and improvements made to the farmland, consisting of buildings; irrigation and drain systems; coolers, which are storage facilities used for cooling crops; and horticulture acquired in connection with the land purchase, which currently consists solely of blueberry bushes. We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the estimated useful life for horticulture acquired in connection with the purchase of farmland, 5 to 7 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition. Other of our acquisitions involve the acquisition of farmland that is already being operated as rental property and has a lease in place that we assume at the time of acquisition, which we will generally consider to be a business combination under ASC 805, “Business Combinations.” When an acquisition is considered a business combination, ASC 805 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements and long-term debt; and identifiable intangible assets and liabilities, typically the value of above-market and below-market leases, in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values. ASC 805 also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.

Whether our acquisitions are treated as an asset acquisition under ASC 360 or a business combination under ASC 805, the fair value of the purchase price is allocated to the assets. Management’s estimates of fair value are made using methods similar to those used by independent appraisers (e.g., a discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical, expected lease-up periods, taking into consideration current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rental income at market rates during the hypothetical, expected lease-up periods, which primarily range from 3 to 12 months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses, to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, tenant improvements and horticulture, based on management’s determination of the fair values of these assets. Real estate depreciation expense on these tangible assets was $160,533, and $443,635 for the three and nine months ended September 30, 2013, respectively, and $105,070 and $277,212 for the three and nine months ended September 30, 2012, respectively.

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

The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining terms of the respective leases, which range from 1 to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease at the existing property or entering a lease at a different property owned by us, are amortized to expense over the remaining lease term and any anticipated renewal periods in the respective leases. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense.

Total amortization expense related to these intangible assets, in aggregate, was $11,218 and $65,475 for the three and nine months ended September 30, 2013, respectively, and $15,441 and $29,045 for the three and nine months ended September 30, 2012, respectively.

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

We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. We concluded that none of our properties were impaired as of September 30, 2013, and will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception.

Short-term Investments

We consider short-term investments to consist of any short-term, highly-liquid securities that have an original maturity of less than one year, but greater than three months, at the time of purchase. At both September 30, 2013, and December 31, 2012, our short-term investments were classified as held-to-maturity and were recorded at their amortized costs on the Condensed Consolidated Balance Sheets. As of September 30, 2013, and December 31, 2012, short-term investments consisted of approximately $0.7 million held in a certificate of deposit (“CD”). The CD matured on September 6, 2013; however, upon maturity, the balance was rolled into a new, 12-month CD with a maturity date of September 6, 2014. Due to the short-term nature of the CD, the amortized cost of the security was deemed to approximate its fair value at both September 30, 2013, and December 31, 2012. During the nine months ended September 30, 2013, we also held $20.0 million of short-term U.S. Treasury Bills that matured on June 27, 2013, and were subsequently invested in a money-market deposit account. Total income earned on these short-term investments is included in Interest income on the accompanying Condensed Consolidated Statements of Operations and totaled $213 and $5,575 for the three and nine months ended September 30, 2013, respectively. There was no interest income related to these short-term investments recorded during the nine months ended September 30, 2012.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. These costs are deferred and amortized over the term of the related financing using the straight-line method, which, for costs incurred related to our mortgage note payable, approximates the effective interest method. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense. Total amortization expense related to deferred financing costs is included in Interest expense on the accompanying Condensed Consolidated Statements of Operations. During the three months ended June 30, 2012, we wrote off $35,511 of unamortized deferred financing costs associated with a line of credit that was terminated on May 31, 2012. Accumulated amortization of deferred financing costs was $56,499 and $34,124 as of September 30, 2013, and December 31, 2012, respectively.

Deferred Offering Costs

We account for deferred offering costs in accordance with SEC Staff Accounting Bulletin (“SAB”), Topic 5.A, which states that incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. Accordingly, we record costs incurred related to public offerings of equity securities on our Condensed Consolidated Balance Sheet and pro-ratably apply these amounts to the proceeds of equity as stock is issued. The deferred offering costs on our Condensed Consolidated Balance Sheet as of December 31, 2012, were applied to the proceeds of equity in connection with our initial public offering (“IPO”) in January 2013.

Other Assets

As of September 30, 2013, and December 31, 2012, Other assets consisted primarily of prepaid expenses, income taxes receivable, deferred rent, accounts receivable and, at September 30, 2013, only, a one-time $2.1 million income tax prepayment in the form of a cash bond paid to the Internal Revenue Service (the “IRS”). The balance of income taxes receivable represents expected refunds related to prior tax years. The $2.1 million income tax prepayment represents income taxes on a deferred intercompany gain relating to a prior-year land transfer that will be recognized upon our election to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. See “ — Income Taxes” below for more information. Furthermore, as discussed under “ –– Revision of Previously-Issued Financial Statements” above, the balance sheet as of December 31, 2012, was revised to reflect additional income taxes receivable.

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease, reported evenly over the non-cancelable term of the lease. Some of our leases contain rental increases at specified intervals; we recognize such revenues on a straight-line basis to the extent collectability is reasonably assured. Deferred rent receivable, included in Other assets on the accompanying Condensed Consolidated Balance Sheets, includes the cumulative difference between rental revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms. Capitalized above-market leases and capitalized below-market leases are included in Other assets and Other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets, the value of which is amortized into rental income over the life of the respective leases. In addition, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. We periodically review deferred rent receivable, as it relates to straight-line rents, and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions of the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectable accounts or record a direct write-off of the specific rent receivable. No such reserves or direct write-offs have been recorded to date.

Income Taxes

Beginning with our tax year ending December 31, 2013, we intend to operate in a manner that will allow us to qualify and elect to be taxed as a REIT for federal income tax purposes and, accordingly, will not be subject to federal income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income. However, as such election has not yet been made, our net income is currently taxed at regular corporate tax rates for both federal and state income tax purposes.

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

In addition, ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not (defined as a likelihood of more than 50%) that the tax position, based on the technical merits of the position, will be sustained upon examination by taxing authorities, including resolutions of any related appeals or litigation processes. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater-than-fifty-percent likelihood of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, as well as accounting in interim periods, and requires increased disclosures. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as General and administrative expense on the Condensed Consolidated Statements of Operations. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority or by expiration of the applicable statute of limitation. We have performed a review of our tax positions and determined that, as of September 30, 2013, and December 31, 2012, we had no material uncertain tax positions.

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

As a result of the transfers mentioned above, the related federal and state deferred tax assets and liabilities each total approximately $2.2 million as of September 30, 2013. With respect to the federal amount of approximately $2.1 million, this amount will become payable upon our making a REIT election, and, as a REIT, we will no longer be able to obtain the benefit of the related deferred tax asset. As such, in March 2013, we made a tax prepayment of $2.1 million in the form of a cash bond submitted to the IRS to cover this amount once it becomes due. As a result, we will reverse the deferred tax asset through our income tax provision once we have completed all significant actions necessary to qualify as a REIT and are committed to the course of action for this to occur. The REIT election does not have the same impact on the state tax amount of approximately $0.1 million, and, therefore, this amount will continue to be deferred. We currently intend to qualify and elect to be taxed as a REIT for federal income tax purposes, beginning with our tax year ending December 31, 2013.

At the time of transfer of San Andreas in February 2004 from SC Land, Inc. (“SC Land”), a deferred intercompany stock account (“DISA”), was created at the state income tax level. The DISA is calculated based upon the fair market value of the property at the time of distribution, and the resulting tax liability was approximately $98,000. SC Land was formally liquidated in June 2010; however, we have concluded that SC Land was de facto liquidated in May 2009, when it transferred its remaining existing assets to the parent company, since the business operations of SC Land were effectively terminated as of that date. The state income taxes of $98,000 related to the DISA became payable at the time of the de facto liquidation in May 2009 and are being remitted by us in equal installments over a five-year period, the final installment of which will be made in 2014.

We transferred West Gonzales from SC Land into the parent company in May 2009. As stated in the paragraph above, we have concluded that SC Land was de facto liquidated in May 2009, and, as a result, we will not be subject to a tax on the transfer similar to that discussed in the paragraphs above related to the 2002 and 2004 transfers.

Under California state law, through our fiscal and tax years ended December 31, 2012, we and our Adviser were presumed to be unitary entities and are therefore required to report our income on a combined basis because David Gladstone was the sole shareholder of both entities, which is no longer the case after our IPO in January 2013. The combined reporting application resulted in refunds related to previous income tax years, all of which have been received.

A reconciliation between the U.S., statutory federal income tax rate and our effective income tax rate for the nine months ended September 30, 2013 and 2012 is provided in the following table:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012(1)
U.S. statutory federal income tax rate	34.0%	34.0%
State taxes, net of U.S. federal income tax benefit(2)	23.6%	10.2%
Other adjustments(3)	12.2%	0.4%

Effective tax rate	69.8%	44.6%

(1)	Based on the effective tax rate for the year ended December 31, 2011, as that rate represents our best estimate of the effective tax rate in effect as of September 30, 2012, based on the information available at the time.
(2)	From 2010 to 2012, California state tax returns were filed on a unitary basis with our Adviser. In 2011, we began filing state tax returns in Florida, and, for 2013, we will also begin filing state tax returns in Michigan and Oregon. The overall state tax rate is higher due to the deferred intercompany gain mentioned above, which is a fixed amount due to the state of California and is not based on the amount of income apportioned to the state.
(3)	Adjustment made in 2013 income taxes related to prior-year adjustments.

The provision for income taxes recorded for the nine months ended September 30, 2013, is expected to be reversed once we complete all significant actions necessary to qualify as a REIT and become committed to the course of action for this to occur.

The deferred tax liability in the accompanying balance sheets represents the basis difference in our real estate as it relates to depreciation, as well as differences relating to rents received in advance, straight-line rents and other prepaid expenses. The deferred tax liability reflected on the Condensed Consolidated Balance Sheets will be reversed upon our qualifying and electing to be treated as a REIT for federal income tax purposes. Our permanent differences relate to federal and state income taxes. Furthermore, as discussed under “ –– Revision of Previously-Issued Financial Statements” above, the balance sheet as of December 31, 2012, was revised to reflect an increase in the deferred tax liability.

Also, beginning with our tax year ending December 31, 2013, we intend for Land Advisers to be treated as a wholly-owned TRS and to be subject to federal and state income taxes. Though Land Advisers has had no activity to date, we would account for any future income taxes in accordance with the provisions of ASC 740, “Income Taxes.”

Comprehensive Income

For the three and nine months ended September 30, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS

All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about our 14 farms as of September 30, 2013:

Property Name	Location	Date Acquired	Encumbrances		Net Cost Basis(1)	Number of Farms	Number of Leases	Farmable Acres	Total Acres	Lease Expiration Date
San Andreas	Watsonville, CA	6/16/1997	$100,000	(2)	$4,874,836	1	1	237	306	12/31/2014
West Gonzales	Oxnard, CA	9/15/1998	13,473,792		12,501,855	1	2	501	653	6/30/2020
West Beach	Watsonville, CA	1/3/2011	5,068,800		8,328,475	3	1	195	198	10/31/2014
Dalton Lane	Watsonville, CA	7/7/2011	2,587,853		2,730,527	1	1	70	72	10/31/2015
Keysville Road	Plant City, FL	10/26/2011	1,152,000		1,230,758	2	1	50	59	7/1/2016
Colding Loop	Wimauma, FL	8/9/2012	3,366,720		3,992,932	1	1	181	219	6/14/2018
Trapnell Road	Plant City, FL	9/12/2012	3,840,000		3,854,554	3	1	110	124	6/30/2017
38th Avenue	Covert, MI	4/5/2013	—		1,362,134	1	1	89	119	4/4/2020
Sequoia Street	Brooks, OR	5/31/2013	—		3,193,919	1	1	206	209	5/31/2028

			$29,589,165		$42,069,990	14	10	1,639	1,959

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets) plus subsequent improvements and other capitalized costs associated with the properties and adjusted for depreciation and amortization accumulated through September 30, 2013.
(2)	Represents borrowings outstanding on our line of credit as of September 30, 2013, under which San Andreas is pledgd as collateral.

Real Estate

The following table sets forth the components of our investments in tangible real estate assets as of September 30, 2013, and December 31, 2012:

	As of	As of
	September 30, 2013	December 31, 2012
Real estate:
Land	$33,969,564	$30,828,325
Building	1,641,120	1,311,027
Cooler	4,963,243	4,963,243
Drain system	3,845,514	2,576,373
Horticulture	447,035	—

Real estate, gross	44,866,476	39,678,968
Accumulated depreciation	(2,978,718)	(2,535,084)

Real estate, net	$41,887,758	$37,143,884

New Real Estate Activity

2013 New Real Estate Activity

During the nine months ended September 30, 2013, we acquired two farms in two separate transactions, which are summarized in the table below.

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses		Annualized Straight-line Rent(1)
38th Avenue	Covert, MI	4/5/2013	119	1	Blueberries	7 Years	1 (7 years)	$1,341,000	$40,133	(2)	$87,286
Sequoia Street	Brooks, OR	5/31/2013	209	1	Blueberries	15 Years	3 (5 years each)	3,100,000	106,797	(2)	193,617

			328	2				$4,441,000	$146,930		$280,903

(1)	Annualized straight-line amount is based on the minimum rental payments required per the lease.
(2)	Transaction accounted for as an asset acquisition under ASC 360 instead of a business combination under ASC 805; therefore, related costs associated with the acquisition were capitalized and included as part of the fair value allocation of the identifiable tangible assets acquired.

Both of the acquisitions in the table above were purchased using proceeds from our January 2013 IPO; thus, no additional debt was issued to finance either transaction.

As noted in the above table, both acquisitions during the nine months ended September 30, 2013, were accounted for as asset acquisitions in accordance with ASC 360, as there was not a lease in place on the property that we assumed upon acquisition. Accordingly, all acquisition-related costs were capitalized and allocated pro-ratably to the fair value of all identifiable tangible assets. In addition, none of the purchase price was allocated to intangible assets; however, the costs we incurred in connection with originating the new leases on the properties were capitalized.

We determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the nine months ended September 30, 2013, to be as follows:

Property Name	Land	Building	Drain System	Horticulture(1)	Leasing Commissions(2)	Total Purchase Price
38th Avenue	$647,431	$42,720	$240,105	$447,035	$3,842	$1,381,133
Sequoia Street	2,493,809	279,372	424,081	—	9,535	3,206,797

	$3,141,240	$322,092	$664,186	$447,035	$13,377	$4,587,930

(1)	Horticulture acquired on 38th Avenue consists of various types of high-bush variety blueberry bushes.
(2)	None of the purchase price was allocated to any intangibles; leasing commissions above represent direct costs incurred in connection with originating new leases on the properties.

2012 New Real Estate Activity

During the nine months ended September 30, 2012, we acquired four farms in two separate transactions, which are summarized in the table below:

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized Straight- line Rent(1)		Debt Issued
Colding Loop	Wimauma, FL	8/9/2012	219	1	Strawberries	0.9 Years(2)	None(2)	$3,400,836	$31,879	$141,274	(2)	$3,507,000
Trapnell Road	Plant City, FL	9/12/2012	124	3	Strawberries	4.8 Years	1 (5 Years)	4,000,000	82,412	241,630		4,000,000

			343	4				$7,400,836	$114,291	$382,904		$7,507,000

(1)	Annualized straight-line amount is based on the minimum rental payments required per the lease.
(2)	The original lease that was assumed upon acquisition of Colding Loop expired on June 14, 2013; thus, the rental income reflected in the table above is the straight-line rent recognized over remaining ten-month term of the lease, which translated to $166,205 on an annual basis. On May 28, 2013, we executed a new, five-year lease on Colding Loop, commencing June 15, 2013. The new lease has one five-year renewal option and provides for minimum annualized straight-line rent of $125,400.

In accordance with ASC 805, we determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the nine months ended September 30, 2012, as follows:

Property Name	Land	Cooler	Drain System	Lease In-place	Leasing Commissions	Customer Relationships	Below- Market Leases	Total Purchase Price
Colding Loop	$2,513,696	$—	$909,490	$43,989	$1,676	$30,793	$(98,808)	$3,400,836
Trapnell Road	2,198,728	686,578	970,761	60,627	45,543	37,763	—	4,000,000

	$4,712,424	$686,578	$1,880,251	$104,616	$47,219	$68,556	$(98,808)	$7,400,836

Below is a summary of the total revenue and earnings recognized on the properties acquired during the nine months ended September 30, 2012:

		For the Three and Nine Months Ended September 30, 2012
Property Location	Acquisition Date	Rental Revenue	Earnings (1)
Colding Loop	8/9/2012	$24,007	$5,838
Trapnell Road	9/12/2012	12,554	6,192

(1)	Earnings are calculated as net income less interest expense, if debt was issued to acquire the property, income taxes and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.

Pro-Forma Financials

We acquired two farms during the nine months ended September 30, 2013, both of which were treated as asset acquisitions under ASC 360, and four farms during the nine months ended September 30, 2012, all of which were treated as business combinations under ASC 805. For those acquisitions treated as business combinations, the following table reflects pro-forma condensed consolidated statements as if the assets were acquired at the beginning of the previous period. The table below does not reflect pro-forma financials for the two farms acquired during the nine months ended September 30, 2013, that were treated as asset acquisitions.

	For the Nine Months Ended September 30,
	2013	2012
Operating Data:
Total operating revenue	$2,841,846	$2,712,548
Total operating expenses	(1,784,688)	(1,182,885)
Other expenses	(777,585)	(873,454)

Net income before income taxes	279,573	656,209
Provision for income taxes	(195,280)	(292,350)

Net income	$84,293	$363,859

Share and Per Share Data:
Weighted average common shares outstanding—basic and diluted	6,108,165	2,750,000

Earnings per share of common stock—basic and diluted	$0.01	$0.13

Acquired Intangibles and Liabilities

As mentioned above, there was no purchase price allocated to any intangible assets related to the two acquisitions made during the nine months ended September 30, 2013, as they were both accounted for as asset acquisitions. However, the costs we incurred in connection with setting up new leases on the properties were capitalized over the lives of the respective leases. The weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed during the nine months ended September 30, 2013 and 2012, is shown in the table below:

Intangible Assets and Liabilities	2013	2012
In-place leases	—	3.1
Leasing commissions	12.7	4.7
Customer relationships	—	5.8
Below-market leases	—	0.8

All intangible assets and liabilities	12.7	3.2

Existing Real Estate Activity

On May 28, 2013, we executed a lease with a new tenant to occupy Colding Loop that commenced on June 15, 2013, as the lease term with the previous tenant on the property expired on June 14, 2013. The new lease term is for five years, through June 2018, and the tenant has one option to extend the lease for an additional five-year term. The lease provides for prescribed rent escalations over the life of the lease, with minimum annualized, GAAP straight-line rental income of $125,400. In connection with this agreement, we are required to install new irrigation equipment on part of the property, and we may be required to install additional irrigation equipment on the total acreage of the property. We estimate commitments in connection with this agreement may cost up to $900,000, of which $573,000 has been expended or accrued for as of September 30, 2013. See Note 8, “Commitments and Contingencies,” for further discussion on this commitment.

On August 30, 2013, we extended the lease with the tenant occupying West Gonzales, which was originally set to expire in December 2013. The lease was extended for an additional 6.5 years, through June 2020, and provides for prescribed rent escalations over the life of the lease, with annualized, GAAP straight-line rental income of approximately $2.4 million, representing an 11.2% increase over that of the previous lease.

On September 11, 2013, we extended the lease with the tenant occupying West Beach, which was originally set to expire in October 2013. The lease was extended for an additional year, through October 2014, and provides for GAAP straight-line rental income of approximately $448,000, representing a 5.7% increase over that of the previous lease. In connection with this extension, we have agreed to incur the costs of upgrading the drainage system on the property, which we estimate will cost between $250,000 and $300,000 and will take place over the course of the next year. See Note 8, “Commitments and Contingencies,” for further discussion on this commitment.

Future Lease Payments

Future operating lease payments from tenants under all non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2013 and each of the five succeeding fiscal years and thereafter as of September 30, 2013, are as follows:

		Tenant Lease
Period		Payments
For the remaining three months ending December 31:	2013	$880,645
For the fiscal years ending December 31:	2014	3,796,267
	2015	3,166,142
	2016	3,142,955
	2017	2,975,351
	2018	2,703,066
	Thereafter	5,728,667

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay real estate property taxes on the respective parcels of land in the event the tenants fail to pay them. The aggregate annual real estate property taxes for all parcels of land owned by us as of September 30, 2013, are approximately $321,000.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class as of September 30, 2013, and December 31, 2012:

	September 30, 2013		December 31, 2012
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$286,975	$(225,556)	$286,975	$(186,843)
Leasing commissions	103,285	(28,060)	63,638	(17,627)
Customer relationships	93,187	(47,599)	93,187	(31,270)

	$483,447	$(301,215)	$443,800	$(235,740)

The aggregate amortization expense for the remainder of 2013 and each of the five succeeding fiscal years and thereafter is as follows:

		Estimated
Period		Amortization Expense
For the remaining three months ending December 31:	2013	$11,251
For the fiscal years ending December 31:	2014	45,494
	2015	43,783
	2016	32,776
	2017	21,207
	2018	7,255
	Thereafter	20,466

Portfolio Diversification and Concentrations

Diversification

The following table summarizes the geographic locations of our properties with leases in place as of September 30, 2013 and 2012:

	As of and For the Nine Months Ended September 30, 2013						As of and For the Nine Months Ended September 30, 2012
State	Number of Farms	Number of Leases	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Number of Leases	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California	6	5	1,229	62.7%	$2,408,110	84.2%	6	5	1,229	75.4%	$2,386,024	96.5%
Florida	6	3	402	20.5%	345,113	12.1%	6	3	402	24.6%	87,813	3.5%
Michigan	1	1	119	6.1%	42,673	1.5%	0	0	0	0.0%	—	0.0%
Oregon	1	1	209	10.7%	64,539	2.2%	0	0	0	0.0%	—	0.0%

	14	10	1,959	100.0%	$2,860,435	100.0%	12	8	1,631	100.0%	$2,473,837	100.0%

Concentrations

Credit Risk

Two of our ten leases are with a single tenant, Dole Food Company (“Dole”). As of September 30, 2013, 959 acres was leased to Dole, representing 49.0% of the total acreage we owned. Furthermore, these farms accounted for approximately $2.0 million, or 68.6%, of the rental income recorded during the nine months ended September 30, 2013. Rental income from Dole accounted for 78.5% of the total rental income recorded during the nine months ended September 30, 2012. If Dole fails to make rental payments or elects to terminate any of its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on our financial performance and ability to continue operations. However, the parent company of Dole has guaranteed the required rental payments for both of the leases. The financial statements of Dole can be found on the U.S. Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov. No other individual tenant represented greater than 7.8% of the total rental income recorded during the nine months ended September 30, 2013.

Geographic Risk

Six of our fourteen farms owned as of September 30, 2013, are located in California. As of September 30, 2013, our farmland in California accounted for 1,229 acres, or 62.7% of the total acreage we owned. Furthermore, these farms accounted for approximately $2.4 million, or 84.2%, of the rental income recorded by us during the nine months ended September 30, 2013. Rental income from our farms in California accounted for 96.5% of the total rental income recorded by us during the nine months ended September 30, 2012. Our other farms, located in Florida, Michigan and Oregon, were purchased between October 2011 and May 2013. Should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations.

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

Amended and Restated Advisory and Administration Agreements

On February 1, 2013, we entered into each of the Amended Advisory Agreement and the Amended Administration Agreement.

Amended Advisory Agreement

Base Management Fee

Under the terms of the Amended Advisory Agreement that went into effect on February 1, 2013, we pay an annual base management fee during 2013 equal to 1.0% of our total stockholders’ equity, less the recorded value of any preferred stock we may issue and, for 2013 only, any uninvested cash proceeds of the IPO, which we refer to as our adjusted stockholders’ equity. Beginning in 2014, we will pay an annual base management fee equal to 2.0% of our adjusted total stockholders’ equity, which will no longer exclude any uninvested cash proceeds of the IPO, and an additional incentive fee based on our pre-incentive fee FFO.

Incentive Fee

For purposes of calculating the incentive fee, our funds from operations (“FFO”) before giving effect to any incentive fee (our “Pre-Incentive Fee FFO”) will include any realized capital gains or losses, less any distributions paid on our preferred stock, but will not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our Pre-Incentive Fee FFO for a particular calendar quarter exceeds a hurdle rate of 1.75%, or 7% annualized, of our total stockholders’ equity at the end of the quarter. Our Adviser will receive 100% of the amount of the Pre-Incentive Fee FFO for the quarter that exceeds the hurdle rate but is less than 2.1875% of our adjusted stockholders’ equity at the end of the quarter, or 8.75% annualized, and 20% of the amount of our Pre-Incentive Fee FFO that exceeds 2.1875% for the quarter.

For the three months ended March 31, 2013, we paid an incentive fee to our Adviser of $41,037; however, during the three months ended June 30, 2013, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee paid for the three months ended March 31, 2013, and such fee was credited to us during the three months ended June 30, 2013. There was no incentive fee earned by our Adviser for the three or six months ended September 30, 2013, as our Pre-Incentive Fee FFO did not exceed the hurdle rate. There was no incentive fee earned by our Adviser for the three or nine months ended September 30, 2012, as there was no agreement in place during those periods by which to incur an incentive fee.

Amended Administration Agreement

Under the terms of the Amended Administration Agreement that went into effect on February 1, 2013, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent and our allocable portion of the salaries and benefits expenses of our chief financial officer and treasurer, chief accounting officer, chief compliance officer, internal counsel and their respective staffs. Unlike the Prior Administration Agreement, which provided that our allocable portion of these expenses be based on the percentage of time that our Administrator’s personnel devoted to our affairs, under the Amended Administration Agreement, our allocable portion of these expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies for whom our Administrator provides services.

The following table summarizes the management fees, incentive fees and associated credits and the administration fees reflected in our accompanying Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Management Fee:
Allocated payroll and benefits	$—	$124,208	$38,668	$189,026
Allocated overhead expenses	—	8,188	7,538	31,545

Prior management advisory fee(1)	—	132,396	46,206	220,571
Amended base management fee(2)	19,485	—	57,580	—

Total management fee(3)	$19,485	$132,396	$103,786	$220,571

Incentive Fee:
Incentive Fee(3)	$—	$—	$41,037	$—
Credit from voluntary, irrevocable waiver by Adviser’s board of directors(3)(4)	—	—	(41,037)	—

Net incentive fee	$—	$—	$—	$—

Administration Fee:
Allocated payroll and benefits	$—	$55,863	$14,034	$100,076
Allocated overhead expenses	—	10,352	4,498	25,185

Prior administration fee(1)	—	66,215	18,532	125,261
Amended administration fee(2)	39,562	—	116,870	—

Total administration fee(3)	$39,562	$66,215	$135,402	$125,261

(1)	Pursuant to the Prior Advisory and Administration Agreements, respectively, as defined and described in further detail above, both of which were terminated on January 31, 2013.
(2)	Pursuant to the Amended Advisory and Administration Agreements, respectively, as defined and described in further detail above, both of which became effective on February 1, 2013.
(3)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.
(4)	An incentive fee of $41,037 was paid to our Adviser for the three months ended March 31, 2013; however, during the three months ended June 30, 2013, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee due and payable to the Adviser for the three months ended March 31, 2013.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets were as follows:

	As of	As of
	September 30, 2013	December 31, 2012
Management fee due to Adviser	$19,485	$46,710
Other due to Adviser(1)	5,136	2,934

Total due to Adviser	24,621	49,644

Administration fee due to Administrator	39,562	55,138

Total due to Administrator	39,562	55,138

Total due to related parties(2)	$64,183	$104,782

(1)	Other fees due to related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser on our behalf.
(2)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.

NOTE 5. MORTGAGE NOTE PAYABLE AND LINE OF CREDIT

Our mortgage note payable and line of credit as of September 30, 2013, and December 31, 2012, are summarized below:

					As of September 30, 2013			As of December 31, 2012
Issuer	Type of Issuance	Date of Issuance	Initial Commitment	Maturity Date	Principal Outstanding	Stated Interest Rate	Remaining Availability	Principal Outstanding	Stated Interest Rate	Remaining Availability
MetLife	Mortgage Note Payable	12/30/2010	45,200,000	1/5/2026	$29,489,165	3.50%	$13,565,000	$30,717,880	3.50%	$13,565,000
MetLife	Line of Credit	5/31/2012	4,785,000	4/5/2017	100,000	3.27%	4,685,000	100,000	3.35%	4,685,000

				Totals:	$29,589,165		$18,250,000	$30,817,880		$18,250,000

The weighted-average effective interest rate charged on all of our borrowings, excluding the impact of deferred financing costs, was 3.63% for both the three and nine months ended September 30, 2013, respectively, as compared to 3.68% and 3.67% for the three and nine months ended September 30, 2012, respectively.

Mortgage Note Payable

On December 30, 2010, we executed a loan agreement with Metropolitan Life Insurance Company (“MetLife”) in an amount not to exceed $45.2 million, pursuant to a long-term note payable. The note currently accrues interest at a rate of 3.50% per year, and the interest rate is subject to adjustment on January 5, 2014, and every three years thereafter to then-current market rates. The note is scheduled to mature on January 5, 2026, and we may not repay the note prior to maturity, except on one of the four interest rate adjustment dates. The loan originally provided for three disbursements, which were drawn in 2011, and it was amended in December 2011 to provide for three additional disbursements, two of which were drawn prior to an additional amendment in December 2012. In connection with the December 2011 amendment, we also incur a commitment fee of 0.20% on undrawn amounts, effective January 5, 2012. As amended in December 2012, the loan agreement provides for up to three additional future disbursements by December 2013, none of which have been drawn to date.

As of September 30, 2013, $29.5 million was outstanding under this loan. The remaining three disbursements may not exceed $13.6 million, in aggregate, and must be used solely to fund acquisitions of new property. The interest rate for future disbursements will be based on prevailing market rates, and at the time of such disbursements, the interest rate on the loan will adjust to reflect the rate on the new disbursement blended with the existing rate on the then-outstanding loan amount. If we have not drawn such funds for the acquisition of new properties by December 14, 2013, MetLife has the option to be relieved of its obligation to disburse the additional funds to us under this loan. We have begun discussions with MetLife to extend the period in which we are able to draw the remaining disbursements; however, there is no guaranty that we will be able to extend this draw period at rates favorable to us, or at all.

The fair value of the mortgage note payable outstanding as of September 30, 2013, was $30.1 million, as compared to a carrying value of $29.5 million. The fair value of the mortgage note payable is valued using Level 3 inputs under the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures,” and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms.

Scheduled principal payments of the mortgage note payable for the remainder of 2013 and each of the five succeeding fiscal years and thereafter are as follows:

		Scheduled
Period		Principal Payments
For the remaining three months ending December 31:	2013	$—
For the fiscal years ending December 31:	2014	1,179,567
	2015	1,132,384
	2016	1,087,088
	2017	1,043,605
	2018	1,001,861
	Thereafter	24,044,660

		$29,489,165

All of the properties owned as of September 30, 2013, with the exception of San Andreas, 38th Avenue and Sequoia Street have been pledged as collateral under this mortgage note payable.

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

As of both September 30, 2013, and December 31, 2012, there was $0.1 million outstanding under the Credit Facility, which is the minimum balance required, and approximately $4.7 million of availability from which we could draw. Due to the short-term and revolving nature of a line of credit, the carrying value of our Credit Facility of $0.1 million at both September 30, 2013, and December 31, 2012, is deemed to approximate fair value.

NOTE 6. STOCKHOLDERS’ EQUITY

The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2013:

	Common Stock		Additional		Total
	Number of Shares	Par Value	Paid-in Capital	Retained Earnings	Stockholders’ Equity
Balance at December 31, 2012	2,750,000	$2,750	$—	$8,133,976	$8,136,726

Net income	—	—	—	82,633	82,633
Proceeds from issuance of common stock, net	3,780,264	3,780	51,326,261	—	51,330,041
Distributions	—	—	—	(5,224,211)	(5,224,211)

Balance at September 30, 2013	6,530,264	$6,530	$51,326,261	$2,992,398	$54,325,189

Initial Public Offering

On January 28, 2013, we priced our IPO of 3,333,334 shares of our common stock at a public offering price of $15.00 per share, which closed on January 31, 2013. Gross proceeds totaled $50.0 million, and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $45.1 million. In connection with the offering, the underwriters exercised their option to purchase an additional 446,930 shares at the IPO price to cover over-allotments, which resulted in additional gross proceeds of $6.7 million and net proceeds, after deducting underwriting discounts, of $6.2 million. We intend to continue to use the net proceeds from the IPO and the underwriters’ exercise of the over-allotment primarily to buy farms and farm-related properties, as well as for other general corporate purposes. As of September 30, 2013, $4.6 million of these proceeds have been invested in new property acquisitions, and $0.6 million has been expended or accrued for capital improvements on existing properties.

Distributions

Our Board of Directors declared and paid the following monthly distributions to common stockholders during the nine months ended September 30, 2013:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
February 5, 2013	February 15, 2013	February 28, 2013	$0.04
February 5, 2013	March 15, 2013	March 28, 2013	0.04
April 9, 2013	April 22, 2013	April 30, 2013	0.12
April 9, 2013	May 20, 2013	May 31, 2013	0.12
April 9, 2013	June 19, 2013	June 28, 2013	0.12
July 9, 2013	July 19, 2013	July 31, 2013	0.12
July 9, 2013	August 21, 2013	August 30, 2013	0.12
July 9, 2013	September 18, 2013	September 30, 2013	0.12

		Total:	$0.80

A portion of the distributions paid during the nine months ended September 30, 2013, relate to the $9.6 million of accumulated earnings and profits from prior years to be paid out by the end of the year for which we elect to be taxed as a REIT, as explained further below. We will provide information related to the federal income tax characterization of our 2013 distributions in an IRS Form 1099-DIV, which will be issued to our stockholders in January 2014.

No distributions were declared or paid during the nine months ended September 30, 2012.

REIT Election and Accumulated Earnings and Profits

We intend to be taxed as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2013. To qualify as a REIT, we are required to distribute our non-REIT accumulated earnings and profits by December 31 of the year for which we first elect REIT status. As of December 31, 2012, we estimated that our non-REIT accumulated earnings and profits were approximately $9.6 million. This amount includes approximately $4.0 million of net earnings and profits associated with a deferred intercompany gain resulting from land transfers, described elsewhere in this Form 10-Q, that we will recognize immediately prior to the beginning of the initial taxable year for which we elect to be taxed as a REIT.

NOTE 7. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012. Earnings per share is computed using the weighted average number of shares outstanding during the respective periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$4,760	$40,431	$82,633	$357,408
Weighted average shares of common stock outstanding—basic and diluted	6,530,264	2,750,000	6,108,165	2,750,000

Basic & diluted earnings per common share	$0.00	$0.01	$0.01	$0.13

NOTE 8. COMMITMENTS AND CONTINGENCIES

In connection with the execution of a new lease on Colding Loop in May 2013, we are required to install new wells and irrigation equipment on 121 of the 181 total farmable acres on the property. The installation of the new wells and irrigation equipment on these acres is substantially complete, and, as of September 30, 2013, we have expended or accrued approximately $573,000 related to the installation. In addition, if the tenant notifies us of their intention to fully utilize the remaining 60 acres of the property, we will be required to install a new well and irrigation equipment to cover the additional 60 acres, which is estimated to cost approximately $300,000.

Coinciding with the extension of the lease on West Beach, we entered into an agreement with the tenants on the farm to provide oversight on certain capital improvements that will serve to protect the property against future flooding. The cost of these improvements, which we expect to be between $200,000 and $250,000, will be borne by us and will take place over the next year. In addition, under the terms of the agreement with our tenants, we are required to pay them $46,000 for their oversight role, to be paid in two equal installments over the course of the next year. These capital improvements have not yet begun, and, as of September 30, 2013, we have not expended or accrued any related costs.

NOTE 9. SUBSEQUENT EVENTS

Distributions

On October 8, 2013, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 22, 2013	October 31, 2013	$0.12
November 14, 2013	November 29, 2013	0.12
December 16, 2013	December 31, 2013	0.12

	Total:	$0.36

A portion of the distributions declared for the three months ended December 31, 2013, relates to the $9.6 million of accumulated earnings and profits from prior years to be paid out by the end of 2013, as mentioned above. We will provide information related to the federal income tax characterization of our 2013 distributions in an IRS Form 1099-DIV, which will be issued to our stockholders in January 2014.

Investment Activity

On October 21, 2013, we acquired one farm comprised of 166 acres of farmland near Salinas, California, for an aggregate purchase price of approximately $7.3 million. The property is currently being farmed for vegetables and berries. We funded this acquisition with the net proceeds from our IPO in January 2013. At closing, we were assigned the existing triple-net lease, which has two years remaining on the term. The lease provides for annualized, GAAP straight-line rents of $360,000.

In addition, we also executed a nine-year, follow-on lease that begins at the end of the two-year lease assumed at acquisition. Under the terms of the follow-on lease, the tenant has one option to extend the lease for an additional five-year term. This nine-year lease will provide for prescribed rent escalations over the life of the lease, with annualized, GAAP straight line rents of approximately $413,476.

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

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements and include, but are not limited to:

•	Our ability to successfully deploy the remaining net proceeds from our initial public offering (our “IPO”);

•	Changes in our industry, interest rates or the general economy;

•	Natural disasters or climactic changes impacting the regions in which our tenants operate;

•	The degree and nature of our competition;

•	Changes in our business strategy; and

•	Loss of our key personnel.

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

All references to “we,” “our,” “us” and the “Company” in this Quarterly Report mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term refers only to Gladstone Land Corporation.

OVERVIEW

General

We are an externally-managed real estate company that currently owns 15 farms: 7 in California, 6 in Florida, 1 in Michigan and 1 in Oregon. These farms are currently leased to 11 separate tenants that are either corporate or independent farmers. We intend to acquire more farmland that is or will be leased to farmers, and we expect that most of our future tenants will be medium-sized independent farming operations or large corporate farming operations that are unrelated to us. We may also acquire property related to farming, such as cooling facilities, freezer buildings, packing houses, box barns, which are facilities used for storage and assembling boxes, silos, storage facilities, green houses, processing plants, packing buildings and distribution centers. We generally lease our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying the related taxes, maintenance and insurance costs, as well as rent to us. We may also elect to sell farmland at certain times, such as when the land could be developed by others for urban or suburban uses.

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

We were incorporated in 1997, primarily for the purpose of operating strawberry farms through our former subsidiary, Coastal Berry Company, LLC (“Coastal Berry”), a company that provided growing, packaging, marketing and distribution of fresh berries and other agricultural products. We operated Coastal Berry as our primary business until 2004, when it was sold to Dole Food Company (“Dole”).

Since 2004, our operations have consisted solely of leasing our farms. We also lease a small parcel on our farm near Oxnard, California (“West Gonzales”) to an oil company. We do not currently intend to enter into the business of growing, packing or marketing farmed products; however, if we do so in the future, we expect that it would be through a taxable real estate investment trust subsidiary (“TRS”).

We intend to continue to use the net proceeds from our IPO, which closed on January 31, 2013, primarily to purchase more farmland, as well as for other general corporate purposes. We intend to continue to lease our farm properties to corporate farmers or independent farmers that sell their products through national corporate marketers-distributors. We currently have no plans to make mortgage loans on farms, but we may use a small portion of the net proceeds from the IPO to make mortgage loans on farms and farm-related properties. We expect to earn rental and interest income from our investments.

Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio, and Gladstone Administration, LLC (our “Administrator”) provides us with administrative services. Our Adviser and our Administrator collectively employ all of our personnel and pay their salaries, benefits and general expenses directly.

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

We intend to qualify and elect to be taxed as a real estate investment trust (“REIT”) for federal tax purposes beginning with our taxable year ending December 31, 2013. If we qualify and elect to be taxed as a REIT, we generally will not be required to pay federal and state income taxes on the distributions we make to our stockholders. Any TRS through which we may conduct operations will be required to pay federal and state income taxes on its taxable income, if any, at the then-applicable corporate rates. To the extent we do not qualify or elect to be taxed as a REIT for federal income tax purposes, we will be subject to regular corporate income tax on our taxable income.

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

We expect that most of our future tenants will be medium-sized independent farming operations or large corporate farming operations that are unrelated to us. We intend to lease our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying the related taxes, maintenance and insurance costs, as well as rent to us. We are actively seeking and evaluating other farm properties to potentially purchase with the remaining net proceeds received from our IPO. All potential acquisitions will be subject to due diligence procedures, and there can be no assurance that we will be successful in identifying or acquiring additional properties in the future.

Leases

We anticipate that most of our agricultural leases for properties growing row crops will have initial terms of two to five years, often with options to extend the lease further, and will be payable semi-annually, at a fixed rate, with one-half due at the beginning of the year and the other half due later in the year. We anticipate that most of our agricultural leases for properties growing long-term plants, such as trees, bushes and vines, will have longer-term leases with similar payment terms. Leases will generally be on a triple-net basis, which means that, generally, the tenant will be required to pay taxes, insurance (including drought insurance for properties that depend upon rain water for irrigation), water costs, maintenance and other operating costs. We expect that leases with longer terms, such as for five or more years, would contain provisions, often referred to as escalation clauses, that provide for annual increases in the amounts payable by the tenants. The escalation clause may be a fixed amount each year, or it may be variable based on standard cost of living figures. In addition, some long-term leases may require a regular survey of comparable land rents, with an adjustment to reflect the current rents. We do not expect to enter into leases that include variable rent based on the success of the harvest each year. All of our current leases are on a triple-net basis with original lease terms ranging from 1 to 15 years.

We monitor our tenants’ credit quality on an ongoing basis by, among other things, conducting site visits of the properties to ensure farming operations are taking place and to assess the general maintenance of the properties. To date, no changes to credit quality of our tenants have been identified and all tenants continue to pay pursuant to the terms of their respective leases.

Lease Expirations

Farm leases are generally short-term in nature, so in any given year we expect to have multiple leases up for renewal or extension. We had three leases expiring in 2013; however, all three have been extended. We have two leases expiring in 2014: one on 306 acres of farmland near Watsonville, California (“San Andreas”) and one on 198 acres of farmland consisting of three farms near Watsonville, California (“West Beach”). Collectively, these leases accounted for approximately 25.7% of the total acreage owned as of September 30, 2013, and 22.5% of the rental income recorded during the nine months ended September 30, 2013. The current rental rate on San Andreas was negotiated in 2010, while the current rental rate on West Beach was negotiated in 2013. Because the rental rates on both of these leases have been recently negotiated, we anticipate being able to renew each of these leases prior to their expiration in 2014 at the same, if not higher, rental rates. While we have begun discussions with the tenants regarding the respective leases, there can be no assurance that we will be able to renew the leases at rates favorable to us, if at all. However, we do not believe that average rental rates for other farms in the regions where our current properties are located have declined since we entered into our leases for those properties.

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

REIT Election and Accumulated Earnings and Profits

We intend to be taxed as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2013. To qualify as a REIT, we are required to distribute our non-REIT accumulated earnings and profits by December 31 of the year for which we first elect REIT status. As of December 31, 2012, we estimated that our non-REIT accumulated earnings and profits were approximately $9.6 million. This amount includes approximately $4.0 million of net earnings and profits associated with a deferred intercompany gain resulting from land transfers, described elsewhere in this Form 10-Q, that we will recognize immediately prior to the beginning of the initial taxable year for which we elect to be taxed as a REIT. Furthermore, in March 2013, we made a $2.1 million income tax prepayment in the form of a cash bond paid to the Internal Revenue Service (the “IRS”) for federal income taxes of approximately $2.1 million related to the aforementioned gain that will become due upon our making a REIT election.

Business Environment

The United States (the “U.S.”) continues to see signs of a sustainable recovery from the recession that began in late 2007. Notwithstanding the recent U.S. government shutdown, we are seeing improvements in the labor market, as the unemployment rate continues its downward trajectory over the last several years. The housing market has also picked up, as construction starts and housing prices are on the rise, and foreclosure and delinquency rates are declining. However, various signs of weaknesses are still present in the economy. Interest rates remain near their historic lows, leading to increased competition for new acquisitions and causing cap rate compression, and uncertainty over rising mortgage interest rates still persist. In addition, recent U.S. budget deficit concerns and the budget impasse that resulted in the partial shutdown of the U.S. government in October 2013 had wide-ranging effects on the economy, as it slowed economic growth, damaged consumer confidence and led to uncertain conditions for many businesses. Furthermore, the possibility of U.S. default still looms, and the uncertainty surrounding these conditions could result in ratings agencies lowering the long-term sovereign credit rating of the U.S., as one of the ratings agencies did in 2011. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access both the debt and equity markets on favorable terms. Unfavorable economic conditions and uncertainty of legislation related to agriculture could also have a material, adverse effect on one or more of our tenants, as well as on our business, financial condition and results of operations.

Land values across the majority of the U.S. have seen a steady increase over the past decade. More specifically, values of U.S. farm real estate and croplands have each seen close to double-digit appreciation over the past couple of years. We believe that certain trends continue to make farmland a compelling investment. Domestic and global population growth is a major driver behind the increased demand for farmland, as more food is needed to feed the growing population. In addition, more and more agricultural land is being developed for urban, suburban and industrial purposes. While increased development and changing patterns of use may increase the land values and rents in our portfolio, it could also result in upward pressure on prices for farms that we seek to acquire.

Recent Developments

Initial Public Offering of Our Common Stock

On January 28, 2013, we priced our IPO of 3,333,334 shares of our common stock at a public offering price of $15.00 per share, which closed on January 31, 2013. Including the underwriters’ option to cover over-allotments, which was exercised on February 19, 2013, we issued a total of 3,780,264 shares, resulting in gross proceeds of $56.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $51.3 million. We intend to continue to use the net proceeds from the IPO and the underwriters’ exercise of the over-allotment primarily to buy farms and farm-related properties, as well as for other general corporate purposes. To date, we have invested $11.9 million of the net proceeds received in connection with our IPO into new property acquisitions, and an additional $0.6 million has been expended or accrue for capital improvements on existing properties.

Investment and Leasing Activity

During the nine months ended September 30, 2013, the following significant events occurred with regard to our properties:

•	On April 5, 2013, we acquired a property comprised of 119 acres of farmland near Covert, Michigan (“38th Avenue”), for an aggregate purchase price of approximately $1.3 million. The property is currently farmed for blueberries. We funded this acquisition with the net proceeds received from our IPO in January 2013. At closing, we executed a new, triple-net lease on the property for a term of seven years. The tenant has one option to extend the lease for an additional seven-year term. The lease provides for prescribed rent escalations over the life of the lease, with annualized, GAAP straight-line rents of $87,286.

•	On May 28, 2013, we executed a lease with a new tenant to occupy the property near Wimauma, Florida (“Colding Loop”), commencing June 15, 2013, as the lease term with the previous tenant on the property expired on June 14, 2013. The new lease term is for five years, through June 2018, and the tenant has one option to extend the lease for an additional five-year term. The lease provides for prescribed rent escalations over the life of the lease, with minimum annualized, GAAP straight-line rental income of $125,400. In connection with this agreement, we are required to install new irrigation equipment on part of the property, and we may be required to install additional irrigation equipment on the total acreage of the property. We estimate commitments in connection with this agreement may cost up to $900,000, of which $573,000 has been expended or accrued for as of September 30, 2013. See Note 8, “Commitments and Contingencies,” located elsewhere in this Form 10-Q, for further discussion on this commitment.

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

•	On August 30, 2013, we extended the lease with the tenant occupying West Gonzales, which was originally set to expire in December 2013. The lease was extended for an additional 6.5 years, through June 2020, and provides for prescribed rent escalations over the life of the lease, with annualized, GAAP straight-line rental income of approximately $2.4 million, representing an 11.2% increase over that of the previous lease.

•	On September 11, 2013, we extended the lease with the tenant occupying West Beach, which was originally set to expire in October 2013. The lease was extended for an additional year, through October 2014, and provides for, GAAP straight-line rental income of approximately $448,000, representing a 5.7% increase over that of the previous lease. In connection with this extension, we have agreed to incur the costs of upgrading the drainage system on the property, which we estimate will cost between $250,000 and $300,000 and will take place over the course of the next year. See Note 8, “Commitments and Contingencies,” for further discussion on this commitment.

•	On October 21, 2013, we acquired one farm comprised of 166 acres of farmland near Salinas, California, for an aggregate purchase price of approximately $7.3 million. The property is currently being farmed for vegetables and berries. We funded this acquisition with the net proceeds from our IPO in January 2013. At closing, we were assigned the existing triple-net lease, which has two years remaining on the term. The lease provides for annualized, GAAP straight-line rents of $360,000. In addition, at closing, we also executed a nine-year, follow-on lease that begins at the end of the two-year lease assumed at acquisition. Under the terms of the follow-on lease, the tenant has one option to extend the lease for an additional five-year term. This nine-year lease will provide for prescribed rent escalations over the life of the lease, with annualized, GAAP straight line rents of $413,476.

Our Adviser and Administrator

Advisory and Administration Agreements

Since 2004, we have been externally managed pursuant to a contractual investment advisory arrangement with our Adviser, under which our Adviser has directly employed certain of our personnel and paid their payroll, benefits and general expenses directly. Prior to January 1, 2010, the advisory agreement also covered the administrative services we received from Gladstone Administration, LLC (our “Administrator”), which, until January 1, 2010, was a wholly-owned subsidiary of our Adviser. Since January 1, 2010, our Administrator has provided administrative services to us pursuant to a separate administration agreement with our Administrator. Upon the closing of our IPO, on January 31, 2013, we entered into amended and restated versions of each of the advisory and administration agreements.

Prior Advisory and Administration Agreements

Prior Advisory Agreement

Under our advisory agreement in effect until January 31, 2013 (the “Prior Advisory Agreement”), we were required to reimburse our Adviser for our pro-rata share of our Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters in relation to the time such employees devoted to all of our affiliated funds advised by the Adviser. Until January 1, 2010, this payment arrangement also extended to administrative services provided to us by our Administrator.

Under our Prior Advisory Agreement, we were also required to reimburse our Adviser for our pro-rata portion of all other expenses of our Adviser not reimbursed under the arrangements described above, which we refer to as overhead expenses, equal to the total overhead expenses of our Adviser multiplied by the ratio of hours worked by our Adviser’s (and until January 1, 2010, our Administrator’s) employees on our projects to the total hours worked by our Adviser’s (and until January 1, 2010, our Administrator’s) employees. However, we were only required to reimburse our Adviser for our portion of its overhead expenses if the amount of payroll and benefits we reimbursed to our Adviser was less than 2.0% of our average invested assets for the year. Additionally, we were only required to reimburse our Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of our average invested assets for the year. Our Adviser was required to reimburse us annually for the amount by which amounts billed to and paid by us exceed this 2.0% limit during a given year. These amounts never exceeded the 2.0% limit, and, therefore, we never received or qualified for any such reimbursement.

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

Amended and Restated Advisory and Administration Agreements

Amended Advisory Agreement

Under the terms of the Amended Advisory Agreement that went into effect on February 1, 2013, we pay an annual base management fee equal to 1.0% of our total stockholders’ equity, less the recorded value of any preferred stock we may issue and, for 2013 only, any uninvested cash proceeds from the IPO, which we refer to as our adjusted stockholders’ equity. Beginning in 2014, we will pay an annual base management fee equal to 2.0% of our adjusted total stockholders’ equity, which will no longer exclude any uninvested cash proceeds from the IPO, and an additional incentive fee based on our Pre-Incentive Fee FFO. If the Amended Advisory Agreement had been in place during the three and nine months ended September 30, 2012, we estimate that our base management fee for those periods would have been approximately $20,000 and $59,000, respectively, as compared to the actual management advisory fee incurred during those periods per the Prior Advisory Agreement of $132,396 and $220,571, respectively.

For purposes of calculating the incentive fee, our funds from operations (“FFO”) before giving effect to any incentive fee (our “Pre-Incentive Fee FFO”) will include any realized capital gains or losses, less any distributions paid on any preferred stock we may issue, but will not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our Pre-Incentive Fee FFO for a particular calendar quarter exceeds a hurdle rate of 1.75%, or 7% annualized, of our total stockholders’ equity at the end of the quarter. We pay our Adviser an incentive fee with respect to our Pre-Incentive Fee FFO quarterly, as follows:

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

Quarterly Incentive Fee Based on FFO

Pre-Incentive Fee FFO

(expressed as a percentage of total stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

If the Amended Advisory Agreement had been in place during the three and nine months ended September 30, 2012, we estimate that we would have incurred an incentive fee for those periods of approximately $64,000 and $193,000, respectively. Prior to the Amended Advisory Agreement becoming effective on February 1, 2013, there was no agreement in place by which to incur an incentive fee.

Amended Administration Agreement

Under the terms of the Amended Administration Agreement that went into effect on February 1, 2013, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent and our allocable portion of the salaries and benefits expenses of our chief financial officer and treasurer, chief accounting officer, chief compliance officer, internal counsel and secretary, and their respective staffs. Unlike our Prior Administration Agreement, which provided that our allocable portion of these expenses be based on the percentage of time that our Administrator’s personnel devoted to our affairs, under the Amended Administration Agreement, our allocable portion of these expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all affiliated funds for whom our Administrator provides services. If the Amended Administration Agreement had been in place during the three and nine months ended September 30, 2012, we estimate that our administration fee for those periods would have been approximately $17,000 and $56,000, respectively, as compared to the actual administration fee incurred during those periods of $66,215 and $125,261, respectively.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, Section 107 of the JOBS Act provides that an emerging growth company may choose to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards, meaning that the company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Additionally, we are eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have elected to take advantage of this extended transition period, and, as a result, we will comply with new or revised accounting standards on the dates on which adoption of such standards is required for private companies for as long as we maintain our emerging company status. Accordingly, the accounting standards that we apply while we remain an emerging growth company may differ materially from the accounting standards applied by other similar public companies, including emerging growth companies that have not elected to opt into of this extended transition period. This election could have a material impact on our financial statements and the comparability of our financial statements to the financial statements of similar public companies.

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

With respect to the error noted above, we assessed its materiality on the financial statements in connection with previously-filed periodic reports and concluded that at such time the error was not material to any prior annual or interim periods. Accordingly, we have elected to revise the December 31, 2012, balance sheet, as included in the Annual Report on Form 10-K.

Investments in Real Estate

We will record investments in real estate at cost and will capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. In a triple-net lease, the tenant generally provides repairs and maintenance; however, to the extent that we undertake repairs or maintenance, we will expense these costs of repairs and maintenance as they are incurred. We will compute depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, including horticulture acquired in connection with the purchase of farmland, and 5 to 7 years for equipment.

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

Purchase Price Allocation

When we acquire real estate, we allocate the purchase price to: (i) the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, horticulture and long-term debt, and, if the acquisition is a business combination, (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, in-place leases, unamortized lease origination costs, tenant relationships and capital lease obligations, based, in each case, on their fair values.

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” Other of our acquisitions involve the acquisition of farmland that is already being operated as rental property and has a lease in place that we assume at the time of acquisition, which we will generally consider to be a business combination under ASC 805, “Business Combinations.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition, whereas in the case of a business combination, we will expense these transaction costs as incurred. When we account for an acquisition as a business combination, we may also record above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. If present, we will amortize the capitalized above-market lease values as a reduction of rental income over the remaining, non-cancelable terms of the respective leases, and we will amortize the capitalized below-market lease values, included in Other liabilities on the accompanying Condensed Consolidated Balance Sheets, as an increase to rental income over the remaining, non-cancelable terms of the respective leases. Since our strategy will, to a large degree, involve sale-leaseback transactions with newly-originated leases at market rates, we do not expect that the above-market and below-market in-place lease values will be significant for many of the transactions we will ultimately enter into.

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

Our Adviser will also estimate costs to execute similar leases, including leasing commissions, legal and other related expenses, to the extent such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

A change in any of the subjective assumptions above could have a material impact on our results of operations.

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

Income Taxes

Our financial results generally will not reflect provisions for current or deferred income taxes for taxable years beginning with the year for which we first elect to be taxed as a REIT, which is currently contemplated to be our taxable year ending December 31, 2013. Management believes that we will be organized and will operate in a manner that will allow us to qualify to be taxed as a REIT, and, as a result, we do not expect to pay substantial corporate-level income taxes for taxable years for which we qualify and elect to be taxed as a REIT for federal income tax purposes. Many of the requirements for REIT qualification are highly technical and complex. If we were to fail to meet any of those requirements, we would be subject to federal corporate income tax, which could have a material, adverse impact on our results of operations and amounts available for distributions to our stockholders. Our TRS will pay taxes on its taxable income, if any, at the then-current corporate rates.

In connection with intercompany transfers of San Andreas and West Gonzales in 2002 and of San Andreas again in 2004, we created deferred intercompany gains that are taxable for both federal and state income tax purposes. These deferred intercompany gains are generally equal to the excess of the fair market value of the property over the tax basis of the property (determined as of the time that the deferred intercompany gain was created). Deferred intercompany gains are indefinitely deferred until a triggering event occurs (such as a REIT conversion), generally when the transferee or the transferor leaves the consolidated group, as defined by the relevant tax law, or the property is sold to a third party. In the case of a transfer of built-in gain property between members of a consolidated group, there are deferred intercompany gains to the transferring entity, and the receiving entity’s tax basis is the fair market value at the date of transfer. Thus, a deferred tax liability is created related to the deferred intercompany gain to the transferring entity, and an offsetting deferred tax asset is created representing the basis difference created by the new tax basis of the receiving entity. As a result, the deferred tax assets and liabilities offset one another and there is no net impact to us. In accordance with ASC 740 and ASC 810, no tax impact is recognized in the condensed consolidated financial statements as a result of transfers of assets between members of a consolidated group.

As a result of the transfers mentioned above, the related federal and state deferred tax assets and liabilities each total approximately $2.2 million as of September 30, 2013. With respect to the federal amount of approximately $2.1 million, this amount will become payable upon our making a REIT election, and, as a REIT, we will no longer be able to obtain the benefit of the related deferred tax asset. As such, in March 2013, we made a tax prepayment of $2.1 million in the form of a cash bond submitted to the IRS to cover this amount once it becomes due. As a result, we will reverse the deferred tax asset through our income tax provision once we have completed all significant actions necessary to qualify as a REIT and are committed to a course of action for this to occur. The REIT election does not have the same impact on the state tax amount of approximately $0.1 million, and, therefore, this amount will continue to be deferred. In addition, the Deferred tax liability reflected on the Condensed Consolidated Balance Sheets, which relates to temporary tax differences, and the Provision for income taxes reflected on the Condensed Consolidated Statements of Operations will also be reversed upon election of REIT status. We currently intend to qualify and elect to be taxed as a REIT for federal income tax purposes beginning with our tax year ending December 31, 2013.

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

Results of Operations

A comparison of our operating results for the three and nine months ended September 30, 2013 and 2012 is below:

	For the Three Months Ended September 30,
	2013	2012	$ Change	% Change
Operating revenues:
Rental income	$996,096	$848,461	$147,635	17.4%

Total operating revenues	996,096	848,461	147,635	17.4%

Operating expenses:
Depreciation and amortization	171,751	120,511	51,240	42.5%
Management fee	19,485	132,396	(112,911)	-85.3%
Incentive fee	—	—	—	NM
Administration fee	39,562	66,215	(26,653)	-40.3%
Professional fees	140,147	40,079	100,068	249.7%
Acquisition-related expenses	59,970	103,314	(43,344)	-42.0%
Property operating expense	24,564	64,568	(40,004)	-62.0%
General and administrative	192,001	15,759	176,242	1118.4%

Operating expenses before credits from Adviser	647,480	542,842	104,638	19.3%
Credits to fees	—	—	—	NM

Total operating expenses	647,480	542,842	104,638	19.3%

Operating income	348,616	305,619	42,997	14.1%

Other income (expense)
Interest and other income	17,594	648	16,946	2615.1%
Interest expense	(276,044)	(246,585)	(29,459)	11.9%

Total other expense	(258,450)	(245,937)	(12,513)	5.1%

Net income before income taxes	90,166	59,682	30,484	51.1%

Income tax provision	(85,406)	(19,251)	(66,155)	343.6%

Net income	$4,760	$40,431	$(35,671)	-88.2%

NM = Not Meaningful

	For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Operating revenues:
Rental income	$2,860,435	$2,473,837	$386,598	15.6%

Total operating revenues	2,860,435	2,473,837	386,598	15.6%

Operating expenses:
Depreciation and amortization	509,110	306,257	202,853	66.2%
Management fee	103,786	220,571	(116,785)	-52.9%
Incentive fee	41,037	—	41,037	NM
Administration fee	135,402	125,261	10,141	8.1%
Professional fees	389,303	202,644	186,659	92.1%
Acquisition-related expenses	81,107	119,523	(38,416)	-32.1%
Property operating expense	72,031	101,743	(29,712)	-29.2%
General and administrative	506,179	39,170	467,009	1192.3%

Operating expenses before credits from Adviser	1,837,955	1,115,169	722,786	64.8%
Credits to fees	(41,037)	—	(41,037)	NM

Total operating expenses, net of credits to fees	1,796,918	1,115,169	681,749	61.1%

Operating income	1,063,517	1,358,668	(295,151)	-21.7%

Other income (expense)
Interest and other income	43,039	5,424	37,615	693.5%
Interest expense	(832,490)	(719,517)	(112,973)	15.7%

Total other expense	(789,451)	(714,093)	(75,358)	10.6%

Net income before income taxes	274,066	644,575	(370,509)	-57.5%

Income tax provision	(191,433)	(287,167)	95,734	-33.3%

Net income	$82,633	$357,408	$(274,775)	-76.9%

NM = Not Meaningful

Operating Revenues

Rental income increased for both the three and nine months ended September 30, 2013, as compared to the respective prior-year periods, primarily as a result of six additional farms acquired since August 2012.

Operating Expenses

Depreciation and amortization expenses increased for both the three and nine months ended September 30, 2013, as compared to the respective prior-year periods, as a result of the additional farms acquired, as mentioned above, as well as site improvements made on existing properties subsequent to September 30, 2012.

The management fee decreased for both the three and nine months ended September 30, 2013, as compared to the respective prior-year periods, primarily as a result of efforts expended by our Adviser’s employees in the prior-year periods in connection with the preparation and filing of a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) for our IPO in January 2013, as well as due to the Amended Advisory Agreement with our Adviser, which is discussed below. For the nine months ended September 30, 2013, this decrease was partially offset by an increase in the number of hours our Adviser’s employees spent on matters related to due diligence on potential and new acquisitions.

For the three and nine months ended September 30, 2012, and for January 2013, the management fee consisted of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the Prior Advisory Agreement. For the three and eight months ended September 30, 2013, the management fee was calculated pursuant to the terms of the Amended Advisory Agreement, which went into effect on February 1, 2013. For the nine months ended September 30, 2013, our management advisory fee under the Prior Advisory Agreement, which was terminated on January 31, 2013, was $46,206, while the base management fee under the Amended Advisory Agreement, which became effective on February 1, 2013, was $57,580. The calculation of the management fees is described in further detail above, under “––Advisory and Administration Agreements.”

For the three months ended March 31, 2013, we paid an incentive fee to our Adviser of $41,037; however, during the three months ended June 30, 2013, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee paid for the three months ended March 31, 2013, and such fee was credited to us during the three months ended June 30, 2013. There was no incentive fee earned by our Adviser for the three or six months ended September 30, 2013, nor was there one earned for the three or nine months ended September 30, 2012, as there was no agreement in place during fiscal year 2012 by which to incur an incentive fee. The calculation of the incentive fee is described in further detail above, under “––Advisory and Administration Agreements.”

The administration fee decreased for the three months ended September 30, 2013, and increased for the nine months ended September 30, 2013, as compared to the respective prior-year periods. The decrease in the administration fee is a result of the new agreement with our Administrator, which agreement allocates expenses based on the ratio of our total assets in relation to the total assets of other affiliated funds managed by our Adviser. However, this decrease was offset during the nine months ended September 30, 2013, due to the increased number of hours our Administrator’s employees spent on our matters, which were higher during the month of January 2013 as a result of efforts expended in connection with the preparation and filing of the registration statement with the SEC for our IPO.

For the three and nine months ended September 30, 2012, and for January 2013, the administration fee consisted of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Administrator in accordance with the terms of the Prior Administration Agreement. For the three and eight months ended September 30, 2013, the administration fee was calculated pursuant to the terms of the Amended Administration Agreement, which went into effect on February 1, 2013. For the nine months ended September 30, 2013, our administration fee under the Prior Administration Agreement, which was terminated on January 31, 2013, was $18,532, while the administration fee under the Amended Administration Agreement, which became effective on February 1, 2013, was $116,870. The administration fee is described in further detail above, under “––Advisory and Administration Agreements.”

Professional fees, consisting primarily of legal and accounting fees, increased for both the three and nine months ended September 30, 2013, as compared to the respective prior-year periods, primarily as a result of additional legal and accounting costs associated with the quarterly reporting requirements of being a public company. Additional fees were also incurred during the three and nine months ended September 30, 2013, for tax research and preparatory work related to the steps necessary to qualify as a REIT.

Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses decreased for both the three and nine months ended September 30, 2013, as compared to the respective prior-year periods, primarily due to costs incurred in the prior-year periods related to the acquisition of four farms during the three months ended September 30, 2012. In addition, during the nine months ended September 30, 2013, we capitalized $146,930 of acquisition-related expenses associated with the acquisition of two properties during the quarter ended June 30, 2013, that were treated as asset acquisitions under ASC 360.

Property operating expenses consist primarily of real estate taxes, franchise taxes, insurance expense and other overhead expenses paid for certain of our properties. Property operating expenses decreased for both the three and nine months ended September 30, 2013, as compared to the respective prior-year periods, primarily due to additional real estate taxes due on certain of our properties and limited liability company fees paid to the State of California during the prior-year periods, partially offset by miscellaneous filing fees incurred during the current-year periods associated with the additional farm acquisitions. While we held more properties at September 30, 2013, than at September 30, 2012, the properties acquired subsequent to September 30, 2012, resulted in minimal incremental operating expenses being incurred.

General and administrative expenses increased for both the three and nine months ended September 30, 2013, as compared to the respective prior-year periods, primarily due to increases in stockholder-related expenses and overhead insurance premiums related to becoming a public company in January 2013, as well as the payment of directors’ fees, which were not incurred during 2012 as a private company.

Interest and Other Income (Expense)

Interest and other income increased for both the three and nine months ended September 30, 2013, as compared to the respective prior-year periods, primarily due to the interest earned on the net proceeds from our IPO, a portion of which was invested in short-term U.S. Treasuries during the nine months ended September 30, 2013. These U.S. Treasuries matured on June 27, 2013, and, as of September 30, 2013, all uninvested proceeds from the IPO were held in a money-market deposit account.

Interest expense increased for both the three and nine months ended September 30, 2013, as compared to the respective prior-year periods, primarily due to increased borrowings under our mortgage note payable with Metropolitan Life Insurance Company (“MetLife”). The weighted-average balance of our aggregate borrowings for the three and nine months ended September 30, 2013, was $29.6 million and $29.8 million, respectively, as compared to $26.1 million and $24.2 million for the respective prior-year periods. The overall, effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, was 3.6% for each of the three and nine months ended September 30, 2013, as compared to 3.7% for each of the respective prior-year periods.

Income Tax Provision

Net income before income taxes increased for the three months ended September 30, 2013, and decreased for the nine months ended September 30, 2013, as compared to the respective prior-year periods, due to the reasons discussed above. As a result, the provision for income taxes also changed in a corresponding manner for each of the three and nine months ended September 30, 2013, when compared to the respective prior-year periods. However, our effective tax rate increased for both the three and nine months ended September 30, 2013, primarily due to a deferred intercompany gain on past land transfers that generated a tax due to the State of California, payable over a five-year period, as well as adjustments recorded in the current year that related to prior tax periods. Additionally, the provision for income taxes recorded for both the three and nine months ended September 30, 2013, is expected to be reversed once we complete all significant actions necessary to qualify as a REIT and become committed to the course of action for this to occur, which we expect to take place during the fourth quarter of 2013. For additional information, please refer to Note 2, “Summary of Significant Accounting Policies––Income Taxes.”

LIQUIDITY AND CAPITAL RESOURCES

Overview and Future Capital Needs

To date, we have invested $11.9 million of the $51.3 million of net proceeds received in connection with our IPO in January 2013 into new property acquisitions, and an additional $0.6 million has been expended or accrued for capital improvements on existing properties. During the nine months ended September 30, 2013, we also invested $20.0 million of the net proceeds received from our IPO in six-month U.S. Treasuries, which matured on June 27, 2013. As of September 30, 2013, all uninvested proceeds from the IPO were held in a money-market deposit account.

We intend to use the capital we acquired as a result of our IPO and the proceeds of any indebtedness that we may incur in the future to purchase additional farms and farm-related properties, as well for other general corporate purposes. We are actively seeking and evaluating acquisitions of additional farm properties that satisfy our investment criteria, and we currently have four properties under signed purchase and sale agreements for an aggregate purchase price of approximately $16.0 million. All potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

Our current sources of funds are primarily the net proceeds received in connection with our IPO, operating cash flows and borrowings, including our current line of credit that matures in April 2017. We believe that these cash resources will be sufficient to fund our distributions to stockholders, pay the debt service cost on our existing long-term mortgage and fund our current operating costs in the near term. We further believe that our cash flows from operations, coupled with the financing capital available to us in the future, are sufficient to fund our long-term liquidity needs.

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30, 2013 and 2012:

	For the Nine Months
	Ended September 30,
	2013	2012	Change ($)	Change (%)
Net cash (used in) provided by operating activities	$(1,803,839)	$532,286	$(2,336,125)	-438.9%
Net cash used in investing activities	(5,242,922)	(8,179,195)	2,936,273	-35.9%
Net cash provided by financing activities	45,551,224	6,848,852	38,702,372	565.1%

Change in Cash and Cash Equivalents	$38,504,463	$(798,057)	$39,302,520	NM

NM = Not Meaningful

Operating Activities

The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is utilized to fund our property-level operating expenses, with any excess cash being primarily used for debt and interest payments on our mortgage note payable, management fees to our Adviser, administrative fees to our Administrator, income taxes and other corporate-level expenses. The decrease in net cash provided by operating activities during the nine months ended September 30, 2013, was primarily a result of a tax prepayment of $2.1 million, in the form of a cash bond, made to the IRS in anticipation of taxes we will owe in connection with the recognition of a deferred gain on a land transfer that will occur upon our election to be taxed as a REIT.

Investing Activities

The decrease in net cash used in investing activities during the nine months ended September 30, 2013, was primarily due to the farms acquired during the respective prior-year period being of a larger transaction size than those acquired during the nine months ended September 30, 2013.

Financing Activities

The increase in net cash provided by financing activities during the nine months ended September 30, 2013, was primarily due to the net proceeds received from our IPO in January 2013, partially offset by net borrowings on our mortgage note payable in the prior-year period and distributions paid to stockholders during the current-year period.

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

As of September 30, 2013, $29.5 million was outstanding under this loan. The three remaining disbursements may not exceed $13.6 million, in aggregate, and must be used solely to fund the acquisition of new properties. The interest rate for future disbursements will be based on prevailing market rates, and, at the time of such disbursements, the interest rate on the loan will adjust to reflect the rate on the new disbursement blended with the existing rate on the then-outstanding loan amount. If we have not drawn such funds for the acquisition of new properties by December 14, 2013, MetLife has the option to be relieved of its obligation to disburse the additional funds to us under this loan. We have begun discussions with MetLife to extend the period in which we are able to draw the remaining disbursements; however, there is no guarantee that we will be able to extend this draw period at rates favorable to us, or at all.

MetLife Line of Credit

In November 2002, we entered into a $3.3 million revolving line of credit with Rabo Agrifinance (“Rabo”), which was scheduled to mature on December 1, 2017, secured by a mortgage on San Andreas. In May 2012 we repaid the outstanding balance under the Rabo line of credit in full and obtained a new, $4.8 million revolving credit facility with MetLife that matures on April 5, 2017 (the “Credit Facility”). Our obligations under the Credit Facility are secured by a mortgage on San Andreas. The interest rate charged on the advances under the Credit Facility is equal to the three-month LIBOR in effect at the beginning of each calendar quarter plus 3.00%, with a minimum annualized rate of 3.25%. We may use the advances under the Credit Facility for both general corporate purposes and the acquisition of new investments. As of September 30, 2013, there was $0.1 million outstanding under the Credit Facility, which is the minimum balance required under the facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

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

The following table provides a reconciliation of our FFO and Pre-tax FFO for the three and nine months ended September 30, 2013 and 2012, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted Pre-tax FFO per weighted average share of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$4,760	$40,431	$82,633	$357,408
Add: Real estate and intangible depreciation and amortization	171,751	120,511	509,110	306,257

FFO	176,511	160,942	591,743	663,665
Add: Income tax provision	85,406	19,251	191,433	287,167

Pre-tax FFO available to common stockholders	$261,917	$180,193	$783,176	$950,832

Weighted average common shares outstanding—basic & diluted	6,530,264	2,750,000	6,108,165	2,750,000

Pre-tax FFO per weighted average common share—basic and diluted	$0.04	$0.07	$0.13	$0.35

Net Asset Value Calculation

Real estate companies are required to record real estate using the historical cost basis of the real estate, and, as a result, the carrying value of the real estate does not change as the fair value of the assets change. Reporting the carrying value of assets in this way makes it difficult for stockholders to determine if the fair value of the assets has increased or decreased. For this reason, we believe that determining the fair value of our real estate assets on a periodic basis is useful to our stockholders.

For the quarters ended March 31, 2013, and June 30, 2013, we have estimated the fair value of our farm properties, expressed in terms of net asset value per share, and disclosed these estimates to our stockholders. However, due to the need for updated valuations on several of our properties, we have decided to forego this disclosure in the current Form 10-Q and will instead provide an updated net asset value per share in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended September 30, 2013, from that disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 27, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three or nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.

Item 1A.	Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please review the risk below and refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed by us with the Securities and Exchange Commission on March 27, 2013.

The failure of U.S. lawmakers to reach an agreement on the national debt ceiling or a budget could have a material adverse effect on our business, financial condition and results of operations.

On October 16, 2013, the U.S. Congress passed legislation to reopen the government through January 15, 2014, and effectively suspend the debt ceiling through February 7, 2014, to permit broader negotiations over budget issues. In the event U.S. lawmakers fail to reach a viable agreement on the national debt ceiling or a budget, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded its long-term sovereign credit rating on the U.S. to AA+ for the first time due to the U.S. Congress’ inability to reach an effective agreement on the national debt ceiling and a budget in a timely manner. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies further downgrading the U.S. credit rating. On October 15, 2013, Fitch Ratings Service placed the U.S. credit rating on negative watch, warning that a failure by the U.S. Government to honor interest or principal payments on U.S. treasury securities would impact its decision on whether to downgrade the U.S. credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings.

The impact of any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and deteriorating sovereign debt conditions in Europe, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

On January 28, 2013, we priced our IPO of 3,333,334 shares of our common stock, par value $0.001 per share, at a public offering price of $15.00 per share, which closed on January 31, 2013. Including the underwriters’ option to cover over-allotments, which was exercised in February 2013, a total of 3,780,264 shares were issued, resulting in gross proceeds of $56.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $51.3 million. We intend to continue to use the net proceeds from the IPO and the underwriters’ exercise of the over-allotment primarily to buy farms and farm-related properties, as well as for other general corporate purposes. As of September 30, 2013, we have invested approximately $11.9 million of these proceeds in new property acquisitions, and an additional $0.6 million has been expended or accrued for capital improvements on existing properties. During the nine months ended September 30, 2013, we also invested $20.0 million of the net proceeds received from our IPO in six-month U.S. Treasuries, which matured on June 27, 2013. As of September 30, 2013, all uninvested proceeds from the IPO were held in a money-market deposit account.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On July 8, 2013, we entered into a purchase and sale agreement with a California general partnership (the “July Agreement”) providing for the purchase of a 106-acre farm in Monterey County, California, at a purchase price of $4.1 million. We terminated the July Agreement within the due diligence phase because we believed that doing so was in our best interest and that of our shareholders. We did not incur any penalties as a result of the termination.

On August 20, 2013, we entered into a purchase and sale agreement with a California corporation providing for the purchase of 166-acre farm near Salinas, California, at a purchase price of $7.3 million. We closed on this acquisition on October 21, 2013.

On August 23, 2013, we entered into a purchase and sale agreement with a Florida limited liability company (the “August Agreement”) providing for the purchase of a 661-acre farm in Palm City, Florida, at a purchase price of $4.3 million.

On October 7, 2013, we entered into a purchase and sale agreement with certain individual persons (the “October Agreement”) providing for the purchase of a 1,760-acre farm in Wilcox, Arizona, at a purchase price of $6.7 million.

Each of the agreements described herein is or was subject to customary conditions and termination rights for transactions of this type, including a due diligence inspection period. Further, each of the sellers described herein is not a related party, and we do not have a material relationship with the sellers or their affiliates. There can be no assurance that the acquisitions governed by the August Agreement and the October Agreement will be consummated by a certain time, or at all. Certain statements in this Item 5 contain or are based upon “forward-looking” information and are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to numerous uncertainties, many of which are outside of our control. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances, except as required by law.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 the Registration Statement on Form S-11 (File No. 333-183965), filed November 15, 2012.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.1	Purchase and Sale Agreement, dated as of July 8, 2013 (filed herewith).

10.2	Purchase and Sale Agreement by and between Matsui Nursery, Inc., and the Registrant, dated as of August 20, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed October 25, 2013.

10.3	Purchase and Sale Agreement, dated as of August 23, 2013 (filed herewith).

10.4	Purchase and Sale Agreement, dated as of October 7, 2013 (filed herewith).

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Gladstone Land Corporation

Date: October 29, 2013	By:	/s/ Danielle Jones
Danielle Jones Chief Financial Officer and Treasurer

Date: October 29, 2013	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors