Form 10-K
period 2013-12-31
GLADSTONE LAND Corp
filed 2014-02-24
CIK 1495240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-35795

GLADSTONE LAND CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	54-1892552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 100 MCLEAN, VIRGINIA	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on which Registered)
Common Stock, $0.001 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2013, based on the closing price on that date of $16.93 on the NASDAQ Global Market, was $63,775,776. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been deemed to be affiliates.

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of February 24, 2014, was 6,530,264.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE LAND CORPORATION

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2013

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K (the “Form 10-K”), and the documents that are incorporated by reference herein, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statement to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations (“FFO”), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business strategy;

•	our ability to implement our business plan, including our ability to continue to expand both geographically and beyond annual row crops;

•	pending transactions;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	estimates regarding potential rental rate increases;

•	our understanding of our competition and our ability to compete effectively;

•	market and industry trends;

•	estimates of future operating expenses, including payments to our Adviser (as defined herein) under the terms of our Advisory Agreement (as defined herein);

•	our compliance with tax laws, including our intention to elect or qualify as a real estate investment trust (“REIT”) for federal income tax purposes;

•	projected capital expenditures; and

•	use of proceeds of our line of credit, mortgage note payable, initial public offering (the “IPO”), future stock offerings and other future capital resources, if any.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	general volatility of the capital markets and the market price of our common stock;

•	failure to qualify as a REIT and risks of changes in laws that affect REITs;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business strategy;

•	the adequacy of our cash reserves and working capital;

•	our failure to successfully integrate and operate acquired properties and operations;

•	defaults upon or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	the degree and nature of our competition, including other real estate investment companies;

•	availability, terms and deployment of capital, including the ability to maintain and borrow under our line of credit, arrange for long-term mortgages on our properties and raise equity capital;

•	our Adviser’s ability to identify, hire and retain highly-qualified personnel in the future;

•	changes in the environment, our industry or the general economy;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in governmental regulations, tax rates and similar matters;

•	environmental liabilities for certain of our properties and uncertainties and risks related to natural disasters; and

•	the loss of any of our key officers, such as Mr. David Gladstone, our chairman, president and chief executive officer or Mr. Terry Lee Brubaker, our vice chairman and chief operating officer.

This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. You should carefully review the risks set forth herein under the caption “Item 1A. Risk Factors.” New factors may also emerge from time to time that could materially and adversely affect us.

ITEM 1.	BUSINESS

Corporate Overview

Gladstone Land Corporation (the “Company,” “we,” “us” or “our”) is an externally-managed, agricultural real estate company that was originally incorporated in California on June 14, 1997, and re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004. We exist primarily to own and lease farmland. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation (the “Adviser”), a Delaware corporation. Upon the pricing of our IPO, on January 29, 2013, our shares of common stock began trading on the NASDAQ Global Market under the symbol “LAND.”

Prior to 2004, we engaged in the owning and leasing of farmland, as well as an agricultural operating business whereby we engaged in the farming, contract growing, packaging, marketing and distribution of fresh berries, including commission selling and contract cooling services to independent berry growers. In 2004, we sold our agricultural operating business, and since 2004, our operations have consisted solely of leasing our farms to medium-sized, independent farming operations and larger, corporate farming operations.

We currently own 21 farms: 8 in California, 6 in Florida, 4 in Michigan, 2 in Oregon and 1 in Arizona. We also own two cooler buildings and one box barn. These properties are currently leased to 16 separate tenants that are either corporate or independent farmers. We also lease a small parcel on our farm near Oxnard, California (“West Gonzales”), to an oil company. Historically, our farmland has predominantly been concentrated in locations where tenants are able to grow annual row crops, such as certain types of berries, lettuce and other crops, which are planted and harvested annually or more frequently. However, during 2013, we began to diversify the variety of crops grown on our properties, and now own several farms with more permanent crops, such as blueberries, as well as a couple of farms that grow grains, such as corn and beans. While our focus remains on annual row crops, in the future, we may acquire additional land with fruit or nut trees, bushes, wine berries and wine grapes, as well as land to grow grains. We may also acquire more property related to farming, such as storage facilities utilized for cooling crops, freezer buildings, facilities used for the storage and assembly of boxes for shipping produce (known as box barns), silos, storage facilities, green houses, processing plants, packaging buildings and distribution centers.

We generally lease our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying the related taxes, maintenance and insurance costs, as well as rent to us. We may also sell farmland at certain times, such as when the land could be developed by others for urban or suburban uses. We do not currently intend to enter the business of growing, packing or marketing farmed products; however, if we do so in the future, we expect that we would conduct such business through a taxable REIT subsidiary (“TRS”).

To a lesser extent, we may provide senior secured first lien mortgages to farmers for the purchase of farmland and farm-related properties. We expect that any mortgages we make would be secured by farming properties that have a successful history of crop production and profitable farming operations and that, over time, such mortgages would not exceed 5.0% of the fair value of our total assets. Currently, we do not hold any mortgages, and we have not identified any properties for which to make loans secured by mortgages.

We intend to conduct our business through an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure in which our properties and the mortgage loans we make will be held directly or indirectly by Gladstone Land Limited Partnership (our “Operating Partnership”). We are the manager and 100% owner of Gladstone Land Partners, LLC (“Land Partners”), which is the sole general partner of our Operating Partnership, and we currently hold, directly and indirectly through Land Partners, 100% of its outstanding limited partnership units (“Units”). In the future, we may offer equity ownership in our Operating Partnership by issuing Units to farmland owners from time to time in consideration for acquiring their farms. Holders of Units in our Operating Partnership will be entitled to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the Units for one year. Farmland owners who exchange their farms for Units may be able to do so in a tax-deferred exchange under U.S. federal income tax laws.

We believe that we have completed all significant actions necessary to convert into a REIT, effective January 1, 2013, including the distribution of all accumulated earnings and profits from prior years. Therefore, beginning with our tax year ended December 31, 2013, we intend to elect to be taxed as a REIT for federal income tax purposes. As a REIT, we generally will not be subject to U.S. federal income tax if we distribute at least 90% of our taxable income to our stockholders. We have elected for Gladstone Land Advisers, Inc., a wholly-owned subsidiary of our Operating Partnership, to be taxed as a TRS. We may own or manage our assets and engage in other activities through Gladstone Land Advisors or another TRS we form or acquire when we deem it necessary or advisable. The taxable income generated by any TRS will be subject to regular corporate income tax. Currently, we do not conduct any operations through our TRS.

Our business and real estate portfolio investments are managed by Gladstone Management Corporation (our “Adviser”), a registered investment adviser with the Securities and Exchange Commission (the “SEC”) and an affiliate of ours. Administrative services are provided to us by Gladstone Administration, LLC (our “Administrator”), an affiliate of ours. Our Adviser and our Administrator are owned and controlled by David Gladstone, our chief executive officer, president, chairman of our Board of Directors and our largest stockholder.

Our Investment Objectives and Our Strategy

Our principal business objective is to maximize stockholder returns through a combination of: (1) monthly cash distributions to our stockholders, (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions, (3) appreciation of our land, and (4) capital gains derived from the sale of our properties. Our primary strategy to achieve our business objective is to invest in and diversify our current portfolio of net leased farmland and properties related to farming operations. This strategy includes the following components:

•	Owning Farms and Farm-Related Real Estate for Income. We own and intend to acquire farmland and lease it to corporate and independent farmers, including sellers who desire to continue farming the land after we acquire the property from them. We expect to hold acquired properties for many years and to generate stable and increasing rental income from leasing these properties.

•	Owning Farms and Farm-Related Real Estate for Appreciation. We intend to lease acquired properties over the long term. However, from time to time we may sell one or more properties if we believe it to be in the best interests of our stockholders. Potential purchasers may include real estate developers desiring to develop the property or financial purchasers seeking to acquire property for investment purposes. Accordingly, we will seek to acquire properties that we believe have potential for long-term appreciation in value.

•	Continue Expanding our Operations Geographically. While our properties are currently located in five states across the U.S., we expect that we will acquire properties in other farming locations in the future. We believe the Southeast and Mid-Atlantic regions of the United States, specifically, states such as Georgia, North Carolina and New Jersey, offer attractive locations for expansion. We also expect to seek farmland acquisitions in the Midwest and may also expand into other areas in the United States.

•	Continue Expanding our Crop Varieties. Currently, the majority of tenants who farm our properties grow row crops dedicated to produce, such as lettuce and tomatoes, and berries, such as strawberries and raspberries. While we have begun expanding into longer-term crops, such as blueberries, as well as into grains, in the future, we will seek to continue expanding into other crops, such as wheat, rice and corn, and into tree and vine crops, such as nuts and fruits.

•	Using Leverage. To make more investments than would otherwise be possible, we intend to borrow through loans secured by long-term mortgages on our properties, and we may also borrow funds on a short-term basis or incur other indebtedness.

•	Owning Mortgages on Farms and Farm-Related Real Estate. In circumstances where our purchase of farms and farm-related properties is not feasible, we may provide the owner of the property with a mortgage loan secured by the property along with an option to sell the property to us in the future at a predetermined price. We do not expect that, over time, our mortgages held will exceed 5.0% of the fair value of our total assets.

•	Joint Ventures. Some of our investments may be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio.

We expect that most of our future tenants will be medium-sized independent farming operations or large corporate farming operations that are unrelated to us. We intend to lease our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying the related taxes, maintenance and insurance costs, as well as rent to us. We are actively seeking and evaluating other farm properties for potential purchase, although we have not yet entered into binding purchase agreements to acquire any properties. All potential acquisitions will be subject to due diligence investigations, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

Our Investment Process

Types of Investments

We expect that substantially all of our investments will be in income-producing agricultural real property and, to a lesser extent, mortgages on agricultural real estate. We expect that the vast majority of our leases will be structured as triple-net leases. If we make mortgage loans, we expect the ratio of loan amount to value of the real estate to be greater than for conventional mortgage loans on farms and the interest rate to be higher than those for conventional loans. Investments will not be restricted as to geographical areas, but currently, our properties are located across five states in the U.S.

We anticipate that we will make substantially all of our investments through our Operating Partnership. Our Operating Partnership may acquire interests in real property in exchange for the issuance of common shares, Units or cash or through a combination of the three. Units issued by our Operating Partnership will be redeemable for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the Units for one year. However, we currently, and may in the future, hold some or all of our interests in real properties through one or more wholly-owned subsidiaries, each classified as a qualified REIT subsidiary.

Property Acquisitions and Net Leasing

We anticipate that many of the farms we purchase will be acquired from farmers or agricultural companies and that they or an independent farmer will simultaneously lease the properties back from us. These transactions will provide the tenants with an alternative to other financing sources, such as borrowing, mortgaging real property, or selling securities. We anticipate that some of our transactions will be in conjunction with acquisitions, recapitalizations or other corporate transactions affecting our tenants. We also expect that many of the farms we acquire will be purchased from owners that do not farm the property but rather lease the property to tenant farmers. In situations such as these, we intend to have a lease in place prior to or simultaneously with acquiring the property. For a discussion of the risks associated with leasing property to leveraged tenants, see “Risk Factors — Risks Relating to Our Business and Operations — Some of our tenants may be unable to pay rent, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of your investment.”

We intend to own primarily single-tenant, agricultural real property. Generally, we will lease properties to tenants that our Adviser deems creditworthy under leases that will be full-recourse obligations of our tenants or their affiliates. For farmland growing annual row crops, we will generally seek to enter into short-term leases with terms of two to five years, which we believe is customary within many farmland communities, including those in regions where our properties are located. While we expect that we will renew most of these leases at the end of their terms, we believe that this strategy will also permit us to increase rental rates. However, there can be no assurance that this strategy will result in increasing rents upon renewal, and it may result in decreasing rents. For farmland growing longer-term plants, such as trees, bushes and vines, we will enter into leases for longer terms with provisions to protect against changes in market rates, such as built-in rent escalation clauses and/or periodic market resets based on surveys of comparable land values and/or rental rates.

We believe that most of the farmland that we have an interest in purchasing can be rented at annual rental rates ranging from 4% to 6% of the properties’ market values. However, there can be no assurance that we will be able to achieve this level of rental rates. Since rental contracts in the farming business for annual row crops are customarily short-term agreements, rental rates are typically renegotiated regularly to market rates.

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

Our management team works with real estate contacts in agricultural markets throughout the United States to assess available properties and farming areas. We believe that our management team is experienced in selecting valuable farmland and will use this expertise to identify promising properties. The following is a list of important factors in our selection of farmland:

•	Water availability. Availability of water is essential to farming. We will seek to purchase properties with ample access to water through an operating water well on it or rights to use a well or other source that is located nearby. However, we may consider properties that rely on rainfall for water if the tenant on that property mitigates the drought risk by purchasing drought insurance. Typically, the leases on properties that rely on rainfall would be longer-term in nature.

•	Soil composition. In addition to water, for farming efforts to be successful, the soil must be suitable for growing crops. We will not buy or finance any real property that does not have soil conditions that we believe are favorable for growing the crops farmed on the property, except to the extent that a portion of an otherwise suitable property, while not favorable for growing the crops farmed on the property, may be utilized to build coolers, which are storage facilities utilized for cooling crops, freezer buildings, packing houses, silos, facilities used for storage and assembling boxes, known as box barns, storage facilities, green houses, or other property used in the farming business.

•	Location. Farming also requires optimal climate and growing seasons. We typically seek to purchase properties in locations that take advantage of climate conditions that are needed to grow fresh produce crops. We intend to continue to expand throughout the United States in locations with productive farmland and financially sound farming tenants.

•	Price. We intend to purchase and finance properties that we believe are a good value and that we will be able to profitably rent for farming over the long term. Generally, the closer that a property is located to urban developments, the higher the value of the property. As a result, properties that are currently located in close proximity to urban developments are likely to be too expensive to justify farming over an extended period of time, and, therefore, we are unlikely to invest in such properties.

Our Adviser will perform a due diligence review with respect to each potential property. Such review will include an evaluation of the physical condition of a property and an environmental site assessment to determine potential environmental liabilities associated with a property prior to its acquisition. One of the criteria that we look for is whether mineral rights to such property, which constitute a separate estate from the surface rights to the property, have been sold to a third party. We generally seek to invest in properties where mineral rights have not been sold to third parties; however, in cases where access to mineral rights would not affect the surface farming operations, we may enter into a lease agreement for the extraction of minerals or other subterranean resources, as we have done on West Gonzales. We may seek to acquire mineral rights in connection with the acquisition of future properties to the extent such mineral rights have been sold off and the investment acquisition of such rights is considered to be favorable after our due diligence review. Despite the conduct of these reviews, there can be no assurance that hazardous substances or waste, as determined under present or future federal or state laws or regulations, will not be discovered on the property after we acquire it. See “Risk Factors — Risks Relating to our Business and Operations — Potential liability for environmental matters could adversely affect our financial condition.”

Our Adviser will also physically inspect each property and the real estate surrounding it to estimate its value. Our Adviser’s due diligence will be primarily focused on valuing each property independently of its rental value to particular tenants to whom we plan to rent. The real estate valuations our Adviser performs will consider one or more of the following items:

•	The comparable value of similar real property in the same general area of the prospective property. In this regard, comparable property is hard to define since each piece of real estate has its own distinct characteristics. But to the extent possible, comparable property in the area that has sold or is for sale will be used to determine if the price being paid for the property is reasonable.

•	The comparable real estate rental rates for similar properties in the same area of the prospective property.

•	Alternative uses for the property to determine if there is another use for the property that would give it higher value, including potential future conversion to urban or suburban uses such as commercial or residential development.

•	The assessed value as determined by the local real estate taxing authority.

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

Underwriting the Tenant, Due Diligence Process and Negotiating Lease Provisions

In addition to property selection, underwriting the tenant that will lease the property will also be an important aspect of many of our investments. Our Adviser will evaluate the creditworthiness of the tenant and assess its ability to generate sufficient cash flow from its agricultural operations to make payments to us pursuant to our lease. Because our tenants are in the farming industry, their cash flows may fluctuate according to season. The following is a list of criteria that our Adviser may consider when evaluating potential tenants for our properties, although not all criteria may be present for each lease:

•	Experience. We believe that experience is the most significant characteristic when determining the creditworthiness of a tenant. Therefore, we seek to rent our properties to farmers that have an extensive track record of farming their particular crops successfully.

•	Financial Strength. We seek to rent to farmers that have financial resources to invest in planting and harvesting their crops. We generally require annual financial statements of the tenant to evaluate the financial capability of the tenant and its ability to perform its obligations under the lease.

•	Adherence to Quality Standards. We seek to lease our properties to those farmers that are committed to farming in a manner that will generate high-quality crops. We intend to identify such commitment through their track records of selling produce into established distribution chains and outlets.

•	Lease Provisions that Enhance and Protect Value. When appropriate, our Adviser attempts to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include, for example, operational or financial covenants of the tenant, as well as indemnification of us by the tenant against environmental and other contingent liabilities. We believe that these provisions serve to protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. Our Adviser generally also seeks covenants requiring tenants to receive our consent prior to any change in control of the tenant.

•	Credit Enhancement. Our Adviser may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a cross-default with other tenant obligations, a letter of credit or a guaranty of lease obligations from each tenant’s corporate affiliates, if any. We believe that this type of credit enhancement, if obtained, provides us with additional financial security. These same enhancements may apply to mortgage loans.

•	Diversification. Our Adviser will seek to diversify our portfolio to avoid dependence on any one particular tenant or geographic location. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single underperforming investment or a downturn in any particular geographic region. Many of the areas in which we purchase or finance properties are likely to have their own microclimates and will not be similarly affected by weather or other natural occurrences at the same time. We currently own properties in five different states across the U.S., and over time, we expect to further expand our geographic focus to other areas of the Southeast, Midwest and the Mid-Atlantic. We also attempt to further diversify our portfolio by expanding our current operations, which consist primarily of row crops dedicated to produce and berries, into other crop types such as wheat, rice and corn and also tree, bush and vine crops, such as nuts and fruits.

While our Adviser seeks tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy will vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied. We monitor the creditworthiness of our tenants on an ongoing basis by conducting site visits of the properties to ensure farming operations are taking place as expected and to assess the general maintenance of the properties.

Mortgage Loans

Borrower Selection

Our value-oriented investment philosophy is primarily focused on maximizing yield relative to risk. Upon identifying a potential mortgage opportunity, our Adviser will perform an initial screen to determine whether pursuing intensive due diligence is merited. As part of this process, we have identified several criteria we believe are important in evaluating and investing in prospective borrowers. These criteria provide general guidelines for our investment decisions. However, each prospective borrower may not meet all of these criteria:

•	Positive cash flow. Our investment philosophy begins with a credit analysis. We intend to generally focus on borrowers to which we can lend at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis. Although we will obtain liens on the underlying real estate and other collateral, we are primarily focused on the predictability of future cash flow from their operations.

•	Seasoned management with significant equity ownership. Strong, committed management teams are important to the success of any farm, and we intend to invest in farm businesses where strong management teams are already in place with a history of successful crop production and profitable farming operations.

•	Strong competitive position. We seek to lend to farm businesses that have developed competitive advantages and defensible market positions within their respective markets and are well-positioned to capitalize on growth opportunities.

•	Exit strategy. We seek to lend to farm businesses that we believe will generate consistent cash flow to repay our loans and reinvest in their respective businesses. We expect such internally generated cash flow in these farms to be a key means by which we exit from our loans.

Mortgage Loan Terms

We expect that most of the mortgage loans we make will contain some or all of the following terms and conditions:

•	Loan to value. We will consider the appraised value of each property when we consider a mortgage on that property. Our goal is to loan an amount that is no more than 75% of the appraised value of the real estate. However, there may be circumstances in which we may increase the percentage, such as for land that we would like to own or for a borrower that is well-capitalized.

•	Cash flow coverage. We expect most borrowers to have a farming operation that has and is expected to continue to have substantial cash flow from its operations. We will seek to have cash flow generated by the businesses to be at least 1.2 times the amount of the mortgage payments. However, there may be circumstances in which we may lower that ratio below 1.2, such as for land we would like to own and for borrowers that have cash flow from other operations.

•	Term. In general, we expect to make mortgage loans of three to five years that will be interest-only, with the entire principal amount due at the end of the term.

•	Guarantees. In general, we do not expect the owner of the property to personally guarantee the mortgage. However, we do expect the owner to pledge any assets or crops planted on the property as collateral for the loan.

Property Review

We expect to perform a standard review of the property that will be collateral for the mortgage, including many of the following:

•	an independent appraisal;

•	land record searches for possible restrictions;

•	water samples and availability;

•	soil samples;

•	environmental analysis;

•	zoning analysis;

•	crop yields;

•	possible future uses of the property; and

•	government regulation impacting the property including taxes and restrictions.

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

Temporary Investments

Pending investments in real properties or mortgages, we intend to continue to invest our cash on hand in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. We also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code of 1986, as amended (“ the Code”).

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

We believe that, by operating on a leveraged basis, we will have more funds available and, therefore, will be able to make more investments than would otherwise be possible. We believe that this will result in a more diversified portfolio. Our Adviser and Administrator will use its best efforts to obtain financing on the most favorable terms available to us.

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

Future Revisions in Policies and Strategies

Our independent directors will review our investment policies at least annually to determine whether the policies continue to be in the best interest of our stockholders. The methods of implementing our investment policies also may vary as new investment techniques are developed. The methods of implementing our investment procedures, objectives and policies, except as otherwise provided in our bylaws or articles of incorporation, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders, to the extent that our Board of Directors and the independent directors thereon determine that such modification is in the best interest of the stockholders.

Conflict of Interest Policy

We have adopted policies to reduce potential conflicts of interest. In addition, our directors are subject to certain provisions of Maryland law that are designed to minimize conflicts. However, we cannot assure you that these policies or provisions of law will reduce or eliminate the influence of these conflicts.

We have adopted a policy that, without the approval of a majority of our independent directors, we will not:

•	acquire from or sell to any of our officers or directors, the employees of our Adviser or Administrator, or any entity in which any of our officers, directors or such employees has an interest of more than 5%, any assets or other property;

•	borrow from any of our directors or officers, the employees of our Adviser or Administrator, or any entity in which any of our officers, directors or such employees has an interest of more than 5%; or

•	engage in any other transaction with any of our directors or officers, the employees of our Adviser or Administrator, or any entity in which any of our directors, officers or such employees has an interest of more than 5%.

Consistent with the provisions of the Sarbanes-Oxley Act of 2002, we will not extend credit, or arrange for the extension of credit, to any of our directors and officers. Under the Maryland General Corporation Law, a contract or other transaction between us and one of our directors or officers or any other entity in which one of our directors or officers is also a director or officer or has a material financial interest is not void or voidable solely on the grounds of the common directorship or interest, the fact that the director or officer was present at the meeting at which the contract or transaction was approved or the fact that the director’s vote was counted in favor of the contract or transaction if:

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

Code of Ethics

The Company and its affiliates, including, but not limited to, Gladstone Capital Corporation, Gladstone Investment Corporation, Gladstone Commercial Corporation, our Adviser, our Administrator and Gladstone Securities, LLC, have adopted a code of ethics and business conduct applicable to all personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K under the Securities Act. This code, among other things, establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. A copy of this code is available for review, free of charge, at our website at www.GladstoneLand.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.

Our Adviser and Administrator

Our business is externally managed by our Adviser, which was incorporated in 2002. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We entered into an amended Advisory Agreement with our Adviser (the

“Amended Advisory Agreement”), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time.

Our Administrator employs our chief financial officer and treasurer, chief accounting officer, chief compliance officer, internal counsel and secretary and their respective staffs and provides administrative services to us under the amended Administration Agreement (the “Amended Administration Agreement”).

David Gladstone, our chairman, chief executive officer, president and largest stockholder, is also the chairman, chief executive officer and the controlling stockholder of our Adviser and our Administrator. Terry Lee Brubaker, our vice chairman and chief operating officer and a member of our Board of Directors, also serves in the same capacities for our Adviser and Administrator.

Our Adviser maintains an investment committee that will screen each of our investments. This investment committee is currently comprised of Messrs. Gladstone and Brubaker. We believe that the review process of our Adviser’s investment committee gives us a unique competitive advantage over other agricultural real estate companies because of the substantial experience that the members possess and their unique perspective in evaluating the blend of corporate credit, real estate and lease terms that collectively combine to provide an acceptable risk for our investments.

Our Adviser’s board of directors has empowered the investment committee to authorize and approve our investments, subject to the terms of the Amended Advisory Agreement. Before we acquire any property, the transaction will be reviewed by the investment committee to ensure that, in its view, the proposed transaction satisfies our investment criteria and is within our investment policies. Approval by the investment committee will generally be the final step in the property acquisition approval process, although the separate approval of our Board of Directors is required in certain circumstances described below.

Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington D.C., and our Adviser also has offices in several other states.

Amended and Restated Advisory and Administration Agreements

Through January 31, 2013, we were managed pursuant to an investment advisory agreement with our Adviser, under which our Adviser directly employed certain of our personnel and paid their payroll, benefits and general expenses directly. Through January 31, 2013, our Administrator provided administrative services to us pursuant to a separate administration agreement. Upon the closing of our IPO, on January 31, 2013, we entered into amended and restated versions of each of the advisory and administration agreements. Summaries of the Amended Advisory and Administration Agreements are below.

Amended Advisory Agreement

Base Management Fee

Under the terms of our Amended Advisory Agreement that went into effect on February 1, 2013, we pay an annual base management fee equal to a percentage of our adjusted stockholders’ equity, which is defined as our total stockholders’ equity at the end of each quarter less the recorded value of any preferred stock we may issue and any uninvested cash proceeds from the IPO. For 2013, the base management fee was set at 1.0% of our adjusted stockholders’ equity; however, beginning in 2014, we will pay a base management fee equal to 2.0% of our adjusted stockholders’ equity, which will no longer exclude the uninvested cash proceeds from the IPO.

Incentive Fee

Under the terms of our Amended Advisory Agreement, we also pay an additional quarterly incentive fee based on FFO. For purposes of calculating the incentive fee, FFO means net income, excluding gains (or losses) from debt restructuring and the sale of real property, plus depreciation and amortization on real estate assets and after adjustments for unconsolidated partnerships and joint ventures. The incentive fee would reward our Adviser if our quarterly FFO, before giving effect to any incentive fee (our “Pre-Incentive Fee FFO”), exceeds a hurdle rate of 1.75%, or 7% annualized, of our total stockholders’ equity, less the recorded value of any preferred stock, at the end of each quarter. We will pay our Adviser an incentive fee with respect to our Pre-Incentive Fee FFO quarterly as follows:

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

Quarterly Incentive Fee Based on FFO

Pre-Incentive Fee FFO

(expressed as a percentage of adjusted stockholders’ equity)

Percentage of Pre-Incentive Fee FFO allocated to incentive fee

Amended Administration Agreement

Under the Amended Administration Agreement that went into effect on February 1, 2013, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent and our allocable portion of the salaries and benefits expenses of its employees, including, but not limited to, our chief financial officer and treasurer, chief accounting officer, chief compliance officer, internal counsel and secretary, and their respective staffs. Our allocable portion of these overhead expenses will generally be derived by multiplying our Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all affiliated funds for whom our Administrator provides services.

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

The actual terms and conditions of transactions involving investments in properties shall be determined in the sole discretion of our Adviser, subject at all times to compliance with the foregoing requirements. Some types of transactions, however, will require the prior approval of our Board of Directors, including a majority of our independent directors, including, but not limited to, the following:

•	any acquisition which at the time of investment would have a cost exceeding 20% of our total assets; and

•	transactions that involve conflicts of interest with our Adviser (other than reimbursement of expenses in accordance with the Amended Advisory Agreement).

Our Adviser and Administrator also engage in other business ventures and, as a result, their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser and administrator, respectively, to Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies affiliated with us, and Gladstone Commercial Corporation, a publicly-traded REIT, also affiliated with us. However, under the Amended Advisory Agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the Amended Advisory Agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us. Either we or our Adviser may assign or transfer the Amended Advisory Agreement to a successor entity.

Employees

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Amended Advisory Agreement and the Amended Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. We expect that approximately 20% of the full-time employees of our Adviser and our Administrator will spend substantial time on our matters during calendar year 2014. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase and the number of our Adviser’s employees working out of local offices, if any, where we buy land will also increase.

As of December 31, 2013, our Adviser and our Administrator, collectively, had 62 full-time employees. A breakdown thereof is summarized by functional area in the table below:

Number of Individuals	Functional Area
10	Executive Management
38	Investment Management, Portfolio Management and Due Diligence
14	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

Competition

Competition to our efforts to acquire farmland can come from many different entities. Developers, municipalities, individual farmers, agriculture corporations, institutional investors and others compete for farmland acreage. Investment firms that we might compete directly against could include agricultural investment firms such as Hancock Agricultural Investment Group, Prudential Agricultural Investments, and UBS Agrivest, LLC. These firms engage in the acquisition, asset management, valuation and disposition of farmland properties. In addition to competition for direct investment in farmland we also expect to compete for mortgages with many local and national banks such as Rabobank, N.A., Bank of America, N.A., Wells Fargo Foothill, Inc., and others.

Environmental Matters

As an owner of real estate, we will be subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance at our properties. Environmental laws often impose liability without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The costs of any required investigation or cleanup of these substances could be substantial. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage or adversely affect our ability to lease the real property or to borrow using the real estate as collateral. These and other risks related to environmental matters are described in more detail in “Item 1A. Risk Factors.”

Tenants

We rent our properties to both independent and corporate farmers. 2 of our 15 leases in place as of December 31, 2013, are with Dole Food Company (“Dole”) under leases expiring in 2014 and 2020. These two leases represented approximately 66.2% of our rental revenue for the year ended December 31, 2013, down from 76.3% for the prior-year period. We expect that our tenant base will become more diversified in the future as we acquire more farmland.

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments, if any, to those reports filed or furnished with the Securities and Exchange Commission, or he SEC, pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.GladstoneLand.com. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Land Corporation, 1521 Westbranch Drive, Suite 100, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.

Risks Relating to Our Business and Operations

Two of our current properties are leased to the same tenant, Dole Food Company (“Dole”), and if Dole is no longer able to make rental payments or chooses to terminate its leases prior to or upon their expiration, it would have a material adverse effect on our financial performance and our ability to make distributions to our stockholders.

2 of our 15 current leases, representing approximately 66.2% of our rental revenue for the year ended December 31, 2013, are with Dole under leases expiring in 2014 and 2020. If Dole fails to make rental payments, elects to terminate its leases prior to or upon their expiration or does not renew its lease, and we cannot re-lease the land on satisfactory terms, or if Dole were to experience financial problems or declare bankruptcy, it would have a material adverse effect on our financial performance and our ability to make dividend payments to our stockholders.

Our real estate portfolio is concentrated in a limited number of properties, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.

We currently own 21 farms located in 5 different states across the U.S. that are leased to 16 separate independent and corporate farmers. One consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of leases or a significant decline in the value of any single property. In addition, while we do not intend to invest 20% or more of our total assets in a particular property at the time of investment, it is possible that, as the values of our properties change, one property may comprise in excess of 20% of the value of our total assets. Lack of diversification will increase the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Since our current real estate profile is concentrated across only five states, we are also currently subject to the any adverse change in the political or regulatory climate in those states or specific counties where our properties are located that could adversely affect our real estate portfolio and our ability to lease properties.

We may not be successful in identifying and consummating additional suitable acquisitions that meet our investment criteria, which may impede our growth and negatively affect our results of operations.

We continue to actively seek and evaluate other farm properties for potential purchase, but there is no guarantee that we will be able to continue to find and acquire properties that meet our investment criteria. We expect that many of our future tenants will be independent farming operations, about which there is generally little or no publicly available operating and financial information. As a result, we will rely on our Adviser to perform due diligence investigations of these tenants, their operations and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations. As a result, it is possible that we could lease properties to tenants or make mortgage loans to borrowers that ultimately are unable to pay rent or interest to us, which could adversely impact the amount available for distributions.

We currently lease many of our properties to medium-sized independent farming operations and agricultural businesses, which may have limited financial and personnel resources and, therefore, may be less stable than larger companies, which could impact our ability to generate rental revenue.

We expect to lease many of our properties to medium-sized farming operations and related agricultural businesses, which will expose us to a number of unique risks related to these entities. For example, medium-sized agricultural businesses are more likely than larger farming operations to have difficulty making lease payments when they experience adverse events. They also tend to experience significant fluctuations in their operating results and to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our target tenants may face intense competition, including competition from companies with greater financial resources, which could lead to price pressure on crops that could lower our tenants’ income.

Furthermore, the success of a medium-sized business may also depend on the management talents and efforts of one or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our tenant and, in turn, on us.

Our Adviser has broad authority to make acquisitions and dispositions of properties, and there can be no assurance that, in the future, we will be able to continue to enter into definitive agreements to purchase properties, complete acquisitions or dispose of properties on favorable terms. Our stockholders are unable to evaluate the economic merits of our investments or the terms of any dispositions of properties.

Our Adviser has broad authority to make acquisitions of properties and dispositions of properties. There can be no assurance that our Adviser will be able to continue to identify or negotiate acceptable terms for the acquisition or dispositions of properties or that we will be able to continue to acquire or dispose of such properties on favorable terms. Factors that could cause us not to purchase one or more properties that initially meet our investment criteria include our potential inability to agree to definitive purchase terms with the prospective sellers, and our discovery of problems with the properties in our due diligence investigations. Factors that could cause us to be unable to dispose of a property on favorable terms include market conditions and competition. Any significant impediment to continue to identify and make investments that fit into our investment criteria or dispose of investments during suitable market conditions would have a material adverse effect on our ability to continue to generate cash flow and make distributions to our stockholders.

Our cash available for distribution to stockholders may not be sufficient to pay anticipated distributions, nor can we assure you of our ability to make distributions in the future, and we may need to borrow to make such distributions or may not be able to make such distributions at all.

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

All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, whether or not we qualify as a REIT, and other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that our Board of Directors approves distributions in excess of our then current and accumulated earnings and profits, these excess distributions would generally be considered a return of capital for federal income tax purposes to the extent of your adjusted tax basis in your shares. A return of capital is not taxable, but it has the effect of reducing your adjusted tax basis in your investment. To the extent that distributions exceed the adjusted tax basis of your shares, such excess will be treated for tax purposes as a gain from the sale or exchange of your shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

Some of our tenants may be unable to pay rent, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of your investment.

We expect that single tenants will continue to occupy most of our properties and, therefore, the success of our investments will continue to be materially dependent on the financial stability of these tenants. Some of our tenants may have been recently restructured using leverage acquired in a leveraged transaction or may otherwise be subject to significant debt obligations. Tenants that are subject to significant debt obligations may be unable to make their rent payments if there are adverse changes in their businesses or in general economic conditions. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries. In situations where management of the tenant will change after a transaction, it may be difficult for our Adviser to determine with certainty the likelihood of the tenant’s business success and of it being able to pay rent throughout the lease term. These companies are more vulnerable to adverse conditions in their businesses or industries and economic conditions generally, as well as to increases in interest rates. In addition, these companies’ revenues and expenses may fluctuate according to the growing season, which may impact their ability to make regular lease payments.

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

Because we expect to continue to enter into short-term leases, we may continue to be more susceptible to any decreases in prevailing market rental rates than would be the case with long-term leases, which could have a material adverse effect on our results of operations.

For our properties that are farmed for annual row crops, we intend to primarily enter into leases with independent farmers having terms of two to five years. As a result, we will be required to frequently re-lease our properties upon the expiration of our leases. This will subject our business to near term fluctuations in market rental rates, and we will be more susceptible to declines in market rental rates than we would be if we were to enter into longer term leases. As a result, any decreases in the prevailing market rental rates in the geographic areas in which we own properties could have a material adverse effect on our results of operations and cash available for distribution to stockholders.

Our investments in land that have more permanent crops with long-term leases could expose us to various risks, including interest rate risk and the risk of being unable to take advantage of prevailing market rates, which could have a material adverse effect on our results of operations and cash available for distribution to stockholders.

As of December 31, 2013, 7 of our 15 leases had expiration dates in excess of five years. In the future, we may continue to enter into long-term leases in which the rental rate is generally fixed subject to annual rent escalations. Annual rent escalations may be a fixed amount each year or be variable based on standard cost of living figures. In addition, some long-term leases may require a regular survey of comparable land values, with an adjustment to reflect the current values and/or rents. We do not expect to enter into leases that include variable rent based on the success of the harvest each year. If, in the future, we receive a significant portion of our revenues under long-term leases in which the rental rate is generally fixed, subject to annual rent escalations, we would be subject to interest rate risk in the event interest rates rise at a greater rate than any potential annual rent escalations. In addition, by entering into long-term leases, we would be subject to the risk that we would not be able to increase our rental rates if prevailing land values or rental rates have increased. Any inability to take advantage of increases in prevailing land values or rental rates could have a material adverse effect on our results of operations and cash available for distribution to stockholders.

Our investments in farmland used for permanent crops have a higher risk profile than farmland used for annual row crops.

As of December 31, 2013, 6 of our 21 farms were used for permanent crops, and, in the future, we may add to our investments in farmland used for permanent crops, as opposed to annual row crops. Permanent crops have plant structures (such as trees, vines or bushes) that produce yearly crops without being replanted. Examples include oranges, apples, almonds and grapes. Permanent crops involve more risk than annual row crops because permanent crops require more time and capital to plant. As a result, permanent crops are more expensive to replace and more susceptible to disease and poor weather. If a farmer loses a permanent crop to drought, flooding, fire or disease, there would generally be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit.

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

In addition, permanent crops, which can generally endure long periods of time from harvest to consumption, allow for global shipment and trade. As a result, permanent crops are usually less insulated from the global market volatility than annual row crops. This will generally provide for less price stability of the harvested crop and therefore less stability of the underlying land value for cropland producing permanent crops. As a result, permanent crop farms have a higher risk profile than annual row crop farms.

Our real estate investments will consist of agricultural properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations, either of which would adversely affect returns to stockholders.

We intend to focus our investments on agricultural properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity could limit our ability to quickly dispose of properties in response to changes in economic or other conditions. With these kinds of properties, if the current lease is terminated or not renewed, we may be required to renovate the property to the extent we have buildings on the property, or to make rent concessions to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty finding qualified purchasers who are willing to buy the property. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our stockholders.

If our properties do not have access to adequate water supplies, it could harm our ability to lease the properties for farming, thereby adversely affecting our ability to generate returns on our properties.

In order to lease the cropland that we intend to acquire, these properties will require access to sufficient water to make them suitable for farming. Additionally, the ability of our current tenants to be able to make their rental payments is also dependent upon sufficient access to water. Although we expect to acquire properties with sufficient water access, should the need arise for additional wells from which to obtain water, we would be required to obtain permits prior to drilling such wells. Permits for drilling water wells are required by state and county regulations, and such permits may be difficult to obtain due to the limited supply of water in areas where we expect to acquire properties, such as the farming regions of California. Similarly, our properties may be subject to governmental regulations relating to the quality and disposition of rainwater runoff or other water to be used for irrigation. In such case, we could incur costs necessary to retain this water. If we are unable to obtain or maintain sufficient water supply for our properties, our ability to lease them for farming would be seriously impaired, which would have a material adverse impact on the value of our assets and our results of operations. If in the future we invest in farmland that depends upon rain water rather than local water access, our tenants on that farmland may be susceptible to extended droughts, and any failure on the part of such tenants to procure adequate drought insurance would impact the ability of such tenants to make rental payments, which would have a material adverse impact on our ability to generate returns on our properties.

Our agricultural properties are subject to adverse weather conditions, seasonal variability, crop disease and other contaminants, which may affect our tenants’ ability to pay rent and thereby have an adverse effect on our results of operations and our ability to make distributions to stockholders.

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

The current drought in California, while affecting a majority of the state, has yet to adversely impact the regions where our properties are located. Further, all of our properties are reliant upon groundwater, as they are not located in any state or federal water districts and, thus, are not limited by any government-regulated restrictions. However, if the severity of the drought were to continue, it could have a materially adverse impact on our farming operations on our properties in these regions.

Fresh produce is also vulnerable to crop disease, pests and other contaminants. Damages to tenants’ crops from crop disease and pests may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. The costs to control these infestations vary depending on the severity of the damage and the extent of the plantings affected. These infestations can increase costs and decrease revenues of our tenants. Tenants may also incur losses from product recalls due to other contaminants that may cause food borne illness. It is difficult to predict the occurrence or severity of such product recalls as well as the impact of these upon our tenants. Although we do not expect that our rental payments will be based on the quality of our tenants’ harvests, any of these factors could have a material adverse effect on our tenants’ ability to pay rent to us, which in turn could have a material adverse effect on our ability to make distributions to our stockholders.

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

Our business and acquisition strategies rely heavily on borrowing funds, so that we may make more investments than would otherwise be possible to maximize potential returns to stockholders. We may borrow on a secured or unsecured basis. Our articles of incorporation and bylaws do not impose any limitation on our borrowing. Our ability to achieve our investment objectives will be affected by our ability to borrow money in sufficient amounts and on favorable terms. We expect that we will borrow money that will be secured by our properties and that these financing arrangements will contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, any credit facility we might enter into is likely to contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, and will specify debt ratios that we will be required to maintain. Accordingly, we may be unable to obtain the degree of leverage that we believe to be optimal, which may cause us to have less cash for distributions to stockholders. Our use of leverage could also make us more vulnerable to a downturn in our business or the economy generally and a significant increase in the ratio of our indebtedness to our assets may have an adverse effect on the market price of our common stock.

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

We currently have a line of credit (the “Line of Credit”) with Metropolitan Life Insurance Company (“MetLife”), which is secured by our 306-acre farm near Watsonville, California (“San Andreas”), that permits us to borrow up to $4.8 million through April 2017. As of December 31, 2013, the balance outstanding under the Line of Credit was $0.1 million, the minimum balance required under the terms of the agreement. The line of credit accrues interest at a floating rate tied to the London Interbank Offered Rate (“LIBOR”) and was 3.25% per year as of December 31, 2013. We expect to continue to use the Line of Credit for working capital purposes. We also have a mortgage loan with MetLife that is secured by 13 of our 21 farms. As of December 31, 2013, the balance outstanding under this mortgage loan was $43.1 million and is fully drawn. The loan currently has an annual interest rate of 3.5% and matures in January 2026. If we are unable to make our debt payments as required, either under our current credit facilities or any future facilities, a lender could foreclose on certain of the properties securing its loan. This could cause us to lose part or all of our investment in the property, which in turn could cause the value of our common stock or the distributions to our stockholders to be reduced.

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

Some state laws prohibit or restrict the ownership of agricultural land by business entities, which could impede the growth of our portfolio and our ability to diversify geographically.

Certain states, including Iowa, North Dakota, South Dakota, Minnesota, Oklahoma, Wisconsin, Missouri and Kansas have laws that prohibit or restrict to varying degrees the ownership of agricultural land by corporations or business entities like us. Additional states may, in the future, pass similar or more restrictive laws, and we may not be legally permitted, or it may become overly burdensome or expensive, to acquire properties in these states, which could impede the growth of our portfolio and our ability to diversify geographically in states that might otherwise have attractive investment opportunities.

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

We intend to purchase agricultural properties and will be subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could subject us to:

•	responsibility and liability for the cost of removal or remediation of hazardous substances released on our properties, which may include herbicides and pesticides, generally without regard to our knowledge of or responsibility for the presence of the contaminants;

•	liability for the costs of removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of these substances; and

•	potential liability for claims by third parties for damages resulting from environmental contaminants.

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

The failure of U.S. lawmakers to reach a long-term agreement on the national debt ceiling or a budget could have a material adverse effect on our business, financial condition and results of operations.

In February 2014, the U.S. Congress passed legislation to suspend the debt ceiling through March 2015. In the event U.S. lawmakers fail to reach a viable long-term agreement on the national debt ceiling prior to the expiration of the current debt ceiling suspension in March 2015, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations.

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

We are dependent on our senior management and other key management members to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman, chief executive officer and president, and Terry Lee Brubaker, our vice chairman and chief operating officer. Mr. Gladstone also serves as the chief executive officer of our Adviser and our Administrator, and Mr. Brubaker is also an executive officer of our Adviser and our Administrator. The departure of any of our executive officers or key personnel of our Adviser could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

Our success will continue to depend on the performance of our Adviser and if our Adviser makes inadvisable investment or management decisions, our operations could be materially adversely impacted.

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

There are provisions in our articles of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example:

•	Our articles of incorporation prohibit ownership of more than 3.3% of the outstanding shares of our capital stock by one person, except for certain qualified institutional investors, which are limited to holding 9.8% of our common stock. Our chairman, chief executive officer and president, David Gladstone, owns approximately 30.9% of our common stock and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owns approximately 10.2% of our common stock, in each case pursuant to an exception approved by our Board of Directors and in compliance with our articles of incorporation. In addition, the David and Lorna Gladstone Foundation, of which David Gladstone is the CEO and Chairman, owns 1.0% of our common stock. The ownership restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.

•	Our Board is divided into three classes, with the term of the directors in each class expiring every third year. At each annual meeting of stockholders, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. After election, a director may only be removed by our stockholders for cause. Election of directors for staggered terms with limited rights to remove directors makes it more difficult for a hostile bidder to acquire control of us. The existence of this provision may negatively impact the price of our securities and may discourage third-party bids to acquire our securities. This provision may reduce any premiums paid to stockholders in a change in control transaction.

•	The Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within one of three increasing ranges of voting power. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the articles of incorporation or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our common stock by David Gladstone or any of his affiliates. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than Mr. Gladstone or any of his affiliates.

•	Certain provisions of Maryland law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10% or more of the voting power of our common stock, referred to as an “interested stockholder;”

•	an affiliate of ours who, at any time within the two-year period prior to the date in question, was an interested stockholder; or

•	an affiliate of an interested stockholder.

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

We may not qualify as a REIT for federal income tax purposes, which would subject us to federal income tax on our taxable income at regular corporate rates, thereby reducing the amount of funds available for paying distributions to stockholders.

We have completed all significant actions necessary to become a REIT, effective January 1, 2013, including the distribution of all accumulated earnings and profits from prior years. Therefore, beginning with our tax year ended December 31, 2013, we intend to elect to be taxed as a REIT for federal income tax purposes. Our qualification as a REIT will depend on our ability to satisfy requirements set forth in the Code, concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our proposed REIT election, which it may do without stockholder approval.

If we fail to qualify for REIT status, or if we lose or revoke our REIT status, we would face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we would be subject to federal income tax at regular corporate rates and might need to borrow money or sell assets to pay any such tax;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.

If we fail to qualify as a REIT, domestic stockholders will be subject to tax as “qualified dividends” to the extent of our current and accumulated earnings and profits. The maximum U.S. federal income tax rate on such “qualified dividends” is 20%. If we fail to qualify as a REIT, we would not be required to make distributions to stockholders, and any distributions to stockholders that are U.S. corporations might be eligible for the dividends received deduction.

As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital and could adversely affect the value of our capital stock.

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

If we fail to comply with these requirements, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to dispose of otherwise attractive investments to satisfy REIT requirements. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

We may have corporate income tax liabilities for taxes attributable to taxable years prior to our REIT election, which taxes will reduce our cash available for distribution to stockholders.

We were subject to regular corporate income taxation up to and for our taxable year ended December 31, 2012. If we were determined, as the result of a tax audit or otherwise, to have an unpaid corporate income tax liability for any taxable years during which we were classified as a C corporation for U.S. federal income tax purposes, we would be responsible for paying such tax liability, notwithstanding our subsequent qualification as a REIT. In such a case, the payment of taxes would cause us to have less cash on hand to make distributions to stockholders.

Failure to make required distributions, both prior to and following our REIT election, would jeopardize our REIT status, which could require us to pay taxes and negatively impact our cash available for future distribution.

To qualify as a REIT, we were required to distribute our non-REIT earnings and profits accumulated before the effective date of our REIT election. As of December 31, 2013, we estimated that our non-REIT accumulated earnings and profits were approximately $9.6 million, which included approximately $4.0 million of net earnings and profits associated with a deferred intercompany gain resulting from land transfers in prior years. We believe that we distributed all non-REIT earnings and profits, including the profits associated with the deferred intercompany gain, to stockholders prior to December 31, 2013; however, we can provide no assurances that our determination of our non-REIT earnings and profits at that time was accurate. If we did not distribute all of our non-REIT earnings and profits prior to December 31, 2013, then we will not qualify to be taxed as a REIT for our taxable year ended December 31, 2013.

In addition, to qualify and to maintain our qualification as a REIT, each year we must distribute to our stockholders at least 90% of our taxable income, other than any net capital gains. To the extent that we satisfy the distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

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

The maximum federal income tax rate applicable to individuals with respect to income from “qualified dividends” is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. More favorable rates applicable to regular corporate qualified dividends may cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends.

If we fail to meet stock ownership diversification requirements, we would fail to qualify as a REIT, which could require us to pay taxes and negatively impact our cash available for future distribution.

In order to qualify as a REIT, no more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year beginning with the second year for which we elect to be treated as a REIT. In order to facilitate compliance with this requirement, our articles of incorporation prohibit any individual from owning more than 3.3% in value of our outstanding stock. Pursuant to an exception from this limit approved by our Board of Directors, David Gladstone owns approximately 30.9% of our outstanding common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owns approximately 10.2% of our outstanding common stock (which shares are attributed to Mr. Gladstone for purposes of the REIT stock ownership diversification requirements). Our Board of Directors may also reduce the 3.3% ownership limitation if it determines that doing so is necessary in order for us to qualify for REIT treatment. However, such a reduction would not be effective for any stockholder who beneficially owns more than the reduced ownership limit.

In order to ensure that we satisfy the ownership diversification requirement described above, Mr. Gladstone’s aggregate ownership percentage of the value of our outstanding stock may need to decrease to approximately 36.8% by the second half of the taxable year following the initial taxable year for which we elect to be treated as a REIT. We expect that Mr. Gladstone’s percentage ownership will decline over time as a result of dilution from future equity offerings. However, there is no guarantee that we will be able to complete additional offerings or that we will be able to do so to an extent and over a time frame that would allow us to continue to qualify for REIT treatment in 2014 and thereafter. If we are unable to ensure that we satisfy the ownership diversification requirement, either through a reduction of the ownership limit, a decline in Mr. Gladstone’s percentage ownership or both, we could fail to qualify as a REIT, which could require us to pay taxes and negatively impact our cash available for future distribution.

We will not seek to obtain a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT for federal income tax purposes.

We have not requested, and do not expect to request, a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT. An IRS determination that we do not qualify as a REIT would deprive our stockholders of the tax benefits of our REIT status only if the IRS determination is upheld in court or otherwise becomes final. To the extent that we challenge an IRS determination that we do not qualify as a REIT, we may incur legal expenses that would reduce our funds available for distribution to stockholders.

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

Investments in our common stock may not be suitable for pension or profit-sharing trusts, Keogh Plans or individual retirement accounts, or IRAs.

If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, IRA or benefit plan in us, you should consider:

•	whether your investment is consistent with the applicable provisions of the Employee Retirement Income Security Act (“ERISA”), or the Code;

•	whether your investment will produce unrelated business taxable income to the benefit plan; and

•	your need to value the assets of the benefit plan annually.

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

If our Operating Partnership fails to maintain its status as a disregarded entity or partnership for federal income tax purposes, its income may be subject to taxation.

We intend to maintain the status of the Operating Partnership as a disregarded entity or a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a disregarded entity or a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a disregarded entity or a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a re-characterization of an underlying property owner could also threaten our ability to maintain REIT status.

Our ownership of, and relationship with, TRSs will be limited, and our failure to comply with the limits would jeopardize our REIT status and could result in the application of a 100% excise tax.

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

Our TRSs will pay federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. We anticipate that the aggregate value of any TRS stock and securities owned by us will be less than 25% of the value of our total assets, including the TRS stock and securities. We will evaluate all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax.

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

Risks Relating to the Market for our Common Stock

Future issuances and sales of shares of our common stock, or the perception that such issuances will occur, may have adverse effects on our share price.

We cannot predict the effect, if any, of future issuances and sales of common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, including shares of common stock issuable upon the conversion of units of our Operating Partnership that we may issue from time to time or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

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

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors. We elected to delay adoption of new or revised accounting standards until after we became public; consequently, our prior financial statements may not be comparable to those of other public companies.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” through the year ending December 31, 2018, unless the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about our 21 farms as of December 31, 2013.

Property Name	Location	Date Acquired	Number of Farms	Total Acres	Farmable Acres	Lease Expiration Date	Net Cost Basis(1)	Encumbrances
San Andreas	Watsonville, CA	6/16/1997	1	306	237	12/31/2014	$4,864,968	$100,000	(2)
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	6/30/2020	12,420,452	27,900,311
West Beach	Watsonville, CA	1/3/2011	3	198	195	10/31/2014	8,351,475	5,206,014
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	10/31/2015	2,724,426	1,716,942
Keysville Road	Plant City, FL	10/26/2011	2	59	50	7/1/2016	1,230,758	917,338
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	6/14/2018	4,006,721	2,176,837
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	6/30/2017	4,171,499	2,414,143
38th Avenue	Covert, MI	4/5/2013	1	119	89	4/4/2020	1,352,635	821,680
Sequoia Street	Brooks, OR	5/31/2013	1	209	206	5/31/2028	3,184,260	1,900,900
Natividad Road	Salinas, CA	10/21/2013	1	166	166	10/31/2024	7,475,448	—
20th Avenue	South Haven, MI	11/5/2013	3	150	94	11/4/2018	2,012,711	—
Broadway Road	Moorpark, CA	12/16/2013	1	60	60	12/15/2023	3,020,230	—
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	12/31/2023	14,064,497	—
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	2/29/2024	6,742,167	—

			21	5,991	4,920		$75,622,247	$43,154,165

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets) plus subsequent improvements and other capitalized costs associated with the properties and adjusted for depreciation and amortization accumulated through December 31, 2013.
(2)	Represents borrowings outstanding on our line of credit as of December 31, 2013, under which San Andreas is pledgd as collateral.

The following table summarizes the lease expirations by year for our properties with leases in place as of December 31, 2013:

Year	Number of Expiring Leases	Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Year Ended December 31, 2013	% of Total Rental Revenue
2014(1)	3	504	8.4%	$889,955	22.1%
2015	1	72	1.2%	142,500	3.5%
2016	1	59	1.0%	68,335	1.7%
2017	1	124	2.1%	241,811	6.0%
2018	2	369	6.1%	164,173	4.1%
Thereafter	7	4,863	81.2%	2,520,913	62.6%

Totals	15	5,991	100.0%	$4,027,687	100.0%

(1)	Includes a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis.

The following table summarizes the geographic locations of our properties with leases in place as of December 31, 2013:

	As of and For the Year Ended December 31, 2013
	Number		% of		% of Total
	of	Total	Total	Rental	Rental
State	Farms	Acres	Acres	Revenue	Revenue
California	8	1,455	24.3%	$3,362,020	83.5%
Florida	6	402	6.7%	454,135	11.3%
Oregon	2	2,104	35.1%	123,138	3.0%
Michigan	4	269	4.5%	84,679	2.1%
Arizona	1	1,761	29.4%	3,715	0.1%

	21	5,991	100.0%	$4,027,687	100.0%

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began being traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “LAND” on January 29, 2013. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at $15.00 per share on January 28, 2013. The following table reflects the range of the high and low sale prices of our common stock on NASDAQ and the distributions per common share for the periods indicated. Distributions to common stockholders are declared quarterly and paid monthly. Amounts presented represent the cumulative amount of the monthly common stock distributions declared during the respective quarters.

		Price Range		Distributions per
Period		Low	High	Common Share
2013:	Q1 (1)	$14.00	$15.83	$0.08
	Q2	15.00	18.74	0.36
	Q3	14.99	17.45	0.36
	Q4	15.48	17.40	0.69	(2)

(1)	From January 29, 2013, through March 31, 2013.
(2)	Includes a one-time distribution of $0.33 per share representing the final distribution of our remaining accumulated earnings and profits from prior years.

Our Board of Directors regularly evaluates our per-share distribution payments as they monitor the capital markets and the impact that the economy has on us. The decision as to whether to authorize and pay distributions on shares of our common stock in the future, as well as the timing, amount and composition thereof, will be at the sole and absolute discretion of our Board of Directors in light of conditions then existing, including our earnings, taxable income, FFO, financial condition, liquidity, capital requirements, debt maturities, the availability of capital, contractual prohibitions or other restrictions and legal requirements (including applicable requirements that we must satisfy to qualify and to maintain our qualification to be taxed as a REIT) and general overall economic conditions and other factors. While the statements above concerning our distribution policy represent our current expectations, any actual distribution payable will be determined by our Board of Directors based upon the circumstances at the time of declaration and the actual number of common shares then outstanding, and any common distribution payable may vary from such expected amounts.

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

For federal income tax purposes, distributions to our stockholders generally consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a non-taxable return of capital rather than a dividend and will not be taxable to the extent of the stockholder’s basis in its shares of our stock, which basis will be reduced by an amount equal to such non-taxable distribution. To the extent a distribution exceeds the stockholder’s share of both our current and accumulated earnings and profits and the stockholder’s basis in its shares of our stock, that distribution will be treated as a gain from the sale or exchange of that stockholder’s shares of our stock. Every year, we notify stockholders of the taxability of distributions paid to stockholders during the preceding year.

As of February 4, 2014, there were 3,101 beneficial owners of our common stock.

Use of Proceeds from Recent Sales of Registered Securities

On January 28, 2013, our registration statement on Form S-11 (SEC File No. 333-183965) for the IPO of our common shares of beneficial interest became effective and we closed our IPO on January 31, 2013. We sold 3,780,264 shares of the Company’s common shares of beneficial interest in connection with the IPO at a public offering price of $15.00 per share, including shares that were issued in February 2013 in connection with the underwriters’ option to cover over-allotments. The IPO resulted in gross proceeds of $56.7 million and net proceeds of approximately $51.3 million, after deducting underwriting discounts of approximately $4.0 million and offering expenses borne by us of approximately $1.4 million. None of these expenses were paid directly or indirectly to our directors, officers or associates, or to persons owning 10% or more of our common stock or that of other affiliates. Janney Montgomery Scott LLC acted as sole book runner for the IPO. JMP Securities LLC acted as co-lead manager, and J.J.B. Hilliard, W.L. Lyons, LLC, Ladenburg Thalmann & Co. Inc., Maxim Group LLC, National Securities Corporation, Sidoti & Company, LLC, Dominick & Dominick LLC, Boenning & Scattergood, Inc. and Southwest Securities, Inc. acted as co-managers for the IPO.

As of December 31, 2013, substantially all of these proceeds have been exhausted, as $37.9 million has been invested in new property acquisitions, and an additional $1.1 million has been expended or accrued for capital improvements on existing properties. In addition, some of the proceeds were used to make distributions to stockholders during 2013, as well as for other general corporate purposes.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the fiscal years ended December 31, 2013, 2012, 2011 and 2010 is derived from our audited consolidated financial statements. The data should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this report.

	As of and For the Years Ended December 31,
	2013	2012	2011
Operating Data:
Total operating revenue	$4,038,138	$3,390,594	$2,964,082
Total operating expenses	(2,680,685)	(1,488,979)	(1,681,254)
Other expense	(1,062,406)	(1,000,923)	(1,269,098)

Net income before income taxes	295,047	900,692	13,730
Income tax provision	(1,519,730)	(300,319)	(7,511)

Net (loss) income	$(1,224,683)	$600,373	$6,219

Share and Per Share Data:
(Loss) earnings per weighted average common share - basic and diluted	$(0.20)	$0.22	$0.00

Distributions per common share	$1.49	$—	$0.37

Weighted average common shares outstanding - basic and diluted	6,214,557	2,750,000	2,750,000

Supplemental Data:
Net (loss) income	$(1,224,683)	$600,373	$6,219
Real estate depreciation and amortization	722,455	474,480	505,568

Funds from operations(1)	$(502,228)	$1,074,853	$511,787

Balance Sheet Data:
Real estate, gross	$79,115,526	$40,122,768	$32,440,765
Total assets	93,673,464	40,985,848	32,768,277
Mortgage notes payable and borrowings under line of credit	43,154,165	30,817,880	24,133,000
Total stockholders’ equity	48,511,992	8,136,726	7,536,353

Total common shares outstanding	6,530,264	2,750,000	2,750,000

(1)	Funds From Operations (“FFO”) is a term defined by the National Association of Real Estate Investment Trusts (“NAREIT”).

NAREIT developed FFO as a relative non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We define pre-tax funds from operations (“Pre-tax FFO”) as FFO plus the provision for income taxes. We expect to operate as a REIT beginning with our taxable year ended December 31, 2013. As a REIT, we generally will not be subject to federal income taxes on amounts distributed to our stockholders, provided we meet certain conditions. As such, we believe it is beneficial for investors to view our results of operations excluding the impact of income taxes.

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

Basic pre-tax funds from operations (“Basic Pre-tax FFO”) per share and diluted pre-tax funds from operations (“Diluted Pre-tax FFO”) per share are Pre-tax FFO available to common stockholders divided by the number of weighted average shares of common stock outstanding and Pre-tax FFO available to common stockholders divided by the number of weighted average shares of common stock outstanding on a diluted basis, respectively, during a period. We believe that Pre-tax FFO available to common stockholders, Basic Pre-tax FFO per share and Diluted Pre-tax FFO per share are useful to investors because they provide investors with a further context for evaluating our Pre-tax FFO results in the same manner that investors use net income and earnings per share (“EPS”) in evaluating net income available to common stockholders. In addition, because most REITs provide FFO available to common stockholders, Basic FFO and Diluted FFO per share information to the investment community, we believe these are useful supplemental measures when comparing us to REITs. We believe that net income is the most directly comparable GAAP measure to FFO and Pre-tax FFO, Basic EPS is the most directly comparable GAAP measure to Basic Pre-tax FFO per share, and diluted EPS is the most directly comparable GAAP measure to Diluted Pre-tax FFO per share.

The following table provides a reconciliation of our FFO and Pre-tax FFO for the years ended December 31, 2013, 2012, 2011 and 2010, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted Pre-tax FFO per weighted average share of common stock:

	For the Years Ended December 31,
	2013	2012	2011
Net (loss) income	$(1,224,683)	$600,373	$6,219
Add: Real estate and intangible depreciation and amortization	722,455	474,480	505,568

FFO	(502,228)	1,074,853	511,787
Add: Income tax provision	1,519,730	300,319	7,511

Pre-tax FFO available to common stockholders	$1,017,502	$1,375,172	$519,298

Weighted average common shares outstanding - basic & diluted	6,214,557	2,750,000	2,750,000

Pre-tax FFO per weighted average common share - basic and diluted	$0.16	$0.50	$0.19

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

OVERVIEW

General

We are an externally-managed real estate company that currently owns 21 farms: 8 in California, 6 in Florida, 4 in Michigan, 2 in Oregon and 1 in Arizona. These farms are currently leased to 16 separate tenants that are either corporate or independent farmers. We intend to acquire more farmland that is or will be leased to farmers, and we expect that most of our future tenants will be medium-sized independent farming operations or large corporate farming operations that are unrelated to us. We may also acquire property related to farming, such as cooling facilities, freezer buildings, packing houses, box barns, silos, storage facilities, green houses, processing plants, packing buildings and distribution centers. We generally lease our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying the related taxes, maintenance and insurance costs, as well as rent to us. We may also elect to sell farmland at certain times, such as when the land could be developed by others for urban or suburban uses.

To a lesser extent, we may provide senior secured first-lien mortgages to farmers for the purchase of farmland and farm-related properties. We expect that any mortgages we make would be secured by farming properties that have been in operation for over five years with a history of crop production and profitable farming operations. We have not currently identified any properties for which to make loans secured by properties.

We were incorporated in 1997, primarily for the purpose of operating strawberry farms through our former subsidiary, Coastal Berry Company, LLC (“Coastal Berry”), a company that provided growing, packaging, marketing and distribution of fresh berries and other agricultural products. We operated Coastal Berry as our primary business until 2004, when it was sold to Dole Food Company (“Dole”).

Since 2004, our operations have consisted solely of leasing our farms. We also lease a small parcel on our farm near Oxnard, California (“West Gonzales”), to an oil company. We do not currently intend to enter into the business of growing, packing or marketing farmed products; however, if we do so in the future, we expect that it would be through a taxable real estate investment trust subsidiary (“TRS”).

As described further below, we have exhausted substantially all of the proceeds received from our initial public offering in January 2013 (the “IPO”) via new property acquisitions, improvements on existing properties, distributions to stockholders and other general corporate purposes. We intend to continue to lease our farm properties to corporate farmers or independent farmers that sell their products through national corporate marketers-distributors. We currently have no plans to make mortgage loans on farms, but we may make mortgage loans on farms and farm-related properties in the future. We expect to earn rental and interest income from our investments.

Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement (the “Advisory Agreement”), and Gladstone Administration, LLC (our “Administrator”) provides us with administrative services pursuant to an administration agreement (the “Administration Agreement”). Our Adviser and our Administrator collectively employ all of our personnel and pay their salaries, benefits and general expenses directly.

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

We believe that we have completed all significant actions necessary to convert into a real estate investment trust (“REIT”), effective January 1, 2013, including the distribution of all accumulated earnings and profits (“E&P”) from prior years. Therefore, beginning with our tax year ended December 31, 2013, we intend to elect to be taxed as a REIT for federal income tax purposes. As a REIT, we generally will not be required to pay federal and state income taxes on the distributions we make to our stockholders. Any TRS through which we may conduct operations will be required to pay federal and state income taxes on its taxable income, if any, at the then-applicable corporate rates. To the extent we do not qualify or elect to be taxed as a REIT for federal income tax purposes, we will be subject to regular corporate income tax on our taxable income.

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

We expect that most of our future tenants will be medium-sized independent farming operations or large corporate farming operations that are unrelated to us. We intend to generally lease our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying the related taxes, maintenance and insurance costs, as well as rent to us. We are actively seeking and evaluating other farm properties for potential purchase with the remaining capital available to us. All potential acquisitions will be subject to due diligence procedures, and there can be no assurance that we will be successful in identifying or acquiring additional properties in the future.

Leases

We anticipate that most of our agricultural leases for properties growing row crops will have initial terms of two to five years, often with options to extend the lease further, and will be payable semi-annually, at a fixed rate, with one-half due at the beginning of the year and the other half due later in the year. We anticipate that most of our agricultural leases for properties growing long-term plants, such as trees, bushes and vines, will have longer-term leases with similar payment terms. Leases generally will be on a triple-net basis, which means that, generally, the tenant will be required to pay taxes, insurance (including drought insurance for properties that depend upon rain water for irrigation), water costs, maintenance and other operating costs. We expect that leases with longer terms, such as for five or more years, would contain provisions, often referred to as escalation clauses, that provide for annual increases in the amounts payable by the tenants. The escalation clause may be a fixed amount each year, or it may be variable based on standard cost of living figures. In addition, some long-term leases may require a regular survey of comparable land rents, with an adjustment to reflect the current rents. We do not expect to enter into leases that include variable rent based on the success of the harvest each year. Our current leases are generally on a triple-net basis with original lease terms ranging from 1 to 15 years.

We monitor our tenants’ credit quality on an ongoing basis by, among other things, conducting site visits of the properties to ensure farming operations are taking place and to assess the general maintenance of the properties. To date, no changes to credit quality of our tenants have been identified and all tenants continue to pay pursuant to the terms of their respective leases.

Lease Expirations

Farm leases are often short-term in nature, so in any given year we expect to have multiple leases up for renewal or extension. We had three farmland leases expiring in 2013, all of which were extended. We have two farmland leases expiring in 2014: one on 306 acres of farmland near Watsonville, California (“San Andreas”), and one on 198 acres of farmland consisting of three farms near Watsonville, California (“West Beach”). Collectively, these two leases accounted for approximately 8.4% of the total acreage owned as of December 31, 2013, and 21.4% of the rental income recorded during the year ended December 31, 2013. The current rental rate on San Andreas was negotiated in 2010, while the current rental rate on West Beach was negotiated in 2013. Because the rental rates on both of these leases have been recently negotiated, we anticipate being able to renew each of these leases prior to their expiration in 2014 at the same, if not higher, rental rates. While we have begun discussions with the tenants regarding the respective leases, there can be no assurance that we will be able to renew the leases at rates favorable to us, if at all, or find replacement tenants for these leases. However, we do not believe that average rental rates for other farms in the regions where our current properties are located have declined since we entered into our leases for those properties.

In addition, we also have a surface area lease with an oil company on 8 acres of West Gonzales that continues into perpetuity and is renewed on an annual basis. This lease accounted for approximately 0.7% of the rental income recorded during the year ended December 31, 2013.

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

REIT Election and Accumulated Earnings and Profits

We intend to elect to be taxed as a REIT for federal income tax purposes for the year ended December 31, 2013. To qualify as a REIT for 2013, we were required to distribute our non-REIT accumulated earnings and profits by December 31, 2013. As of December 31, 2013, our non-REIT accumulated earnings and profits were approximately $9.6 million. By paying out $9.7 million in distributions to stockholders during 2013, we believe that we have fully paid out all non-REIT accumulated earnings and profits from prior years.

Business Environment

The United States (the “U.S.”) continues to recover from the recession that began in late 2007. Notwithstanding the recent U.S. government shutdown, we are seeing improvements in the labor market, as the unemployment rate continues its downward trajectory. The housing market has also picked up, as construction starts and housing prices are on the rise, and foreclosure and delinquency rates are declining. However, various signs of weaknesses are still present in the economy. Interest rates remain near their historic lows, leading to increased competition for new acquisitions and causing cap rate compression, and uncertainty over rising mortgage interest rates still persists. In addition, recent U.S. budget deficit concerns and the budget impasse that resulted in the partial shutdown of the U.S. government in October 2013 had wide-ranging effects on the economy, as it slowed economic growth, damaged consumer confidence and led to uncertain conditions for many businesses. While the U.S. Congress did pass legislation for a two-year deal in December 2013 and, in February 2014, passed legislation to suspend the debt ceiling through March 2015, Congress will need to pass additional legislation to increase or suspend the debt ceiling prior to March 2015 in order for the government to continue to make payments to its creditors. The uncertainty surrounding these conditions could result in ratings agencies lowering the long-term sovereign credit rating of the U.S., as one of the ratings agencies did in 2011. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access both the debt and equity markets on favorable terms. Unfavorable economic conditions and uncertainty of legislation related to agriculture could also have a material, adverse effect on one or more of our tenants, as well as on our business, financial condition and results of operations.

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

Recent Developments

Initial Public Offering of Our Common Stock

On January 28, 2013, we priced our IPO of 3,333,334 shares of our common stock at a public offering price of $15.00 per share, which closed on January 31, 2013. Including the underwriters’ option to cover over-allotments, which was exercised on February 19, 2013, we issued a total of 3,780,264 shares, resulting in gross proceeds of $56.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $51.3 million. As of December 31, 2013, we have invested $37.9 million of the net proceeds received in connection with our IPO into new property acquisitions, and an additional $1.1 million has been expended or accrued for capital improvements on existing properties. In addition, some of the proceeds were used to make distributions to stockholders during 2013, as well as for other general corporate purposes.

Investment and Leasing Activity

During the year ended December 31, 2013, we acquired nine farms in seven separate transactions, which are summarized in the table below.

Property	Property	Acquisition	Total	Number of	Primary	Lease	Renewal	Total Purchase	Acquisition	Annualized Straight- line
Name	Location	Date	Acreage	Farms	Crop(s)	Term	Options	Price	Expenses	Rent(1)
38th Avenue	Covert, MI	4/5/2013	119	1	Blueberries	7 years	1 (7 years)	$1,341,000	$40,133	$87,286
Sequoia Street	Brooks, OR	5/31/2013	209	1	Blueberries	15 years	3 (5 years each)	3,100,000	106,797	193,617
Natividad Road(2)	Salinas, CA	10/21/2013	166	1	Strawberries & Raspberries	2 years	None	7,325,120	47,851	439,575
20th Avenue	South Haven, MI	11/5/2013	150	3	Blueberries	5 years	1 (5 years)	1,985,000	40,475	129,755
Broadway Road(3)	Moorpark, CA	12/16/2013	60	1	Lemons	10 years	1 (10 years)	3,000,000	23,912	171,958
Oregon Trail	Echo, OR	12/27/2013	1,895	1	Corn, Onions & Potatoes	10 years	3 (5 years each)	13,855,000	209,497	758,480
East Shelton	Willcox, AZ	12/27/2013	1,761	1	Corn & Dry edible beans	10 years	None	6,700,000	42,167	290,284

			4,360	9				$37,306,120	$510,832	2,070,955

(1)	Annualized straight-line amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market and below-market leases recorded.
(2)	Upon acquisition of the property, we assumed a lease with two years remaining on it. This lease originally provided for one, three-year extension option; however, the right to this option was waived by the tenant. In connection with assuming this lease, we recorded a below-market lease liability of $161,547. In addition, the Company executed a nine-year, follow-on lease with a separate tenant to commence at the expiration of the assumed lease. The follow-on lease includes one, five-year renewal option and provides for prescribed rent escalations over the term of the lease, with annualized, straight-line rents of $413,476.
(3)	Beginning in 2015, this property will be farmed for blueberries and avocados.

In addition, the following significant events occurred with regard to our already-existing properties during the year ended December 31, 2013:

•	On May 28, 2013, we executed a lease with a new tenant to occupy our 219-acre farm in Wimauma, Florida (“Colding Loop”), that commenced on June 15, 2013, as the lease term with the previous tenant on the property expired on June 14, 2013. The new lease term is for five years, through June 2018, and the tenant has one option to extend the lease for an additional five-year term. The lease provides for prescribed rent escalations over its life, with minimum annualized, GAAP straight-line rental income of $125,400. In connection with this agreement, we are required to install new irrigation equipment on part of the property, and we may be required to install additional irrigation equipment on the total acreage of the property. We estimate commitments in connection with this agreement may cost up to $700,000, of which $616,000 has been expended or accrued for as of December 31, 2013. See Note 8, “Commitments and Contingencies,” located elsewhere in this Form 10-K, for further discussion on this commitment.

•	On August 30, 2013, we extended the lease with the tenant occupying West Gonzales, which was originally set to expire in December 2013. The lease was extended for an additional 6.5 years, through June 2020, and provides for prescribed rent escalations over its life, with annualized, GAAP straight-line rental income of approximately $2.4 million, representing an 11.2% increase over that of the previous lease.

•

On September 11, 2013, we extended the lease with the tenant occupying West Beach, which was originally set to expire in October 2013. The lease was extended for an additional year, through October 2014, and provides for

GAAP straight-line rental income of approximately $448,000, representing a 5.7% increase over that of the previous lease. In connection with this extension, we have agreed to incur the costs of upgrading the drainage system on the property, which we estimate will cost between $246,000 and $296,000 and will take place over the course of the next year. See Note 8, “Commitments and Contingencies,” located elsewhere in this Form 10-K, for further discussion on this commitment.

•	On October 21, 2013, we extended the commercial lease with the tenant renting the cooling facility on Trapnell Road for one additional year, extending the expiration date to June 30, 2018. The prescribed rent escalations provided for in the original lease continue through this one-year extension. In addition, we have agreed to incur the costs, up to a maximum of $450,000, of expanding and upgrading the cooling facility on the property. In connection with this expansion and upgrade, upon completion, the tenant will commence paying rent to us on the cooling facility at an annual rate of 8.5% of the expended costs, not to exceed $450,000. This work was completed in January 2014 at a total cost to us of $450,000. See Note 8, “Commitments and Contingencies,” for further discussion on this commitment.

Financing Activity

In December 2013, we drew $13.6 million, which was the remaining balance available under our $45.2 million loan agreement with Metropolitan Life Insurance Company (“MetLife”). The current loan agreement matures on January 5, 2026, and we have $43.1 million outstanding under the note. For additional information regarding the long-term note payable to MetLife, please refer to Note 5, “Borrowings,” in the notes to our consolidated financial statements located elsewhere in this Form 10-K.

We have begun discussions with MetLife to expand the commitment amount, and a draft term sheet has been agreed on by both parties; however, there is no guaranty that we will be able to complete this transaction at terms favorable to us, or at all.

Our Adviser and Administrator

Advisory and Administration Agreements

Since 2004, we have been externally managed pursuant to a contractual investment advisory arrangement with our Adviser, under which our Adviser has directly employed certain of our personnel and paid their payroll, benefits and general expenses directly. Prior to January 1, 2010, the advisory agreement also covered the administrative services we received from our Administrator, which, until January 1, 2010, was a wholly-owned subsidiary of our Adviser. Since January 1, 2010, our Administrator has provided administrative services to us pursuant to a separate administration agreement with our Administrator. Upon the closing of our IPO, on January 31, 2013, we entered into amended and restated versions of each of the advisory and administration agreements.

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

Prior Administration Agreement

Under our administration agreement in effect until January 31, 2013 (the “Prior Administration Agreement”), we were required to reimburse our Administrator for our pro-rata portion of its payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters. We were also required to reimburse our Administrator for our pro-rata portion of its overhead expenses, equal to the total overhead expenses of our Administrator multiplied by the ratio of hours worked by our Administrator’s employees on our projects to the total hours worked by our Administrator’s employees.

Amended and Restated Advisory and Administration Agreements

Amended Advisory Agreement

Under the terms of our Amended Advisory Agreement that went into effect on February 1, 2013, we pay an annual base management fee equal to a percentage of our adjusted stockholders’ equity, which is defined as our total stockholders’ equity at the end of each quarter less the recorded value of any preferred stock we may issue and any uninvested cash proceeds from the IPO. For 2013, the base management fee was set at 1.0% of our adjusted stockholders’ equity; however, beginning in 2014, we will pay a base management fee equal to 2.0% of our adjusted stockholders’ equity, which will no longer exclude the uninvested cash proceeds from the IPO.

If the Amended Advisory Agreement had been in place during the years ended December 31, 2012 and 2011, we estimate that our base management fee for those periods would have been approximately $79,000 and $76,000, respectively, as compared to the actual management advisory fee incurred during those periods per the Prior Advisory Agreement of $267,280 and $241,066, respectively.

Under the terms of our Amended Advisory Agreement, we also pay an additional quarterly incentive fee based on our funds from operations (“FFO”). For purposes of calculating the incentive fee, our FFO before giving effect to any incentive fee (our “Pre-Incentive Fee FFO”) will include any realized capital gains or losses, less any distributions paid on any preferred stock we may issue, but will not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our Pre-Incentive Fee FFO for a particular calendar quarter exceeds a hurdle rate of 1.75%, or 7% annualized, of our total stockholders’ equity at the end of the quarter. We pay our Adviser an incentive fee with respect to our Pre-Incentive Fee FFO quarterly, as follows:

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

Quarterly Incentive Fee Based on FFO

Pre-Incentive Fee FFO

(expressed as a percentage of total stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

If the Amended Advisory Agreement had been in place during the years ended December 31, 2012 and 2011, we estimate that we would have incurred an incentive fee for those periods of approximately $275,000 and $112,000, respectively. Prior to the Amended Advisory Agreement becoming effective on February 1, 2013, there was no agreement in place by which to incur an incentive fee.

Amended Administration Agreement

Under the terms of the Amended Administration Agreement that went into effect on February 1, 2013, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent and our allocable portion of the salaries and benefits expenses of our chief financial officer and treasurer, chief accounting officer, chief compliance officer, internal counsel and secretary, and their respective staffs. Unlike our Prior Administration Agreement, which provided that our allocable portion of these expenses be based on the percentage of time that our Administrator’s personnel devoted to our affairs, under the Amended Administration Agreement, our allocable portion of these expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all affiliated funds for whom our Administrator provides services. If the Amended Administration Agreement had been in place during the years ended December 31, 2012 and 2011, we estimate that our administration fee for those periods would have been approximately $75,000 and $69,000, respectively, as compared to the actual administration fee incurred during those periods of $180,398 and $68,437, respectively.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, Section 107 of the JOBS Act provides that an emerging growth company may choose to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards, meaning that the company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Additionally, we are eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have elected to take advantage of this extended transition period, and, as a result, we will comply with new or revised accounting standards on the dates on which adoption of such standards is required for private companies for as long as we maintain our emerging company status. Accordingly, the accounting standards that we apply while we remain an emerging growth company may differ materially from the accounting standards applied by other similar public companies, including emerging growth companies that have not elected to opt into this extended transition period. This election could have a material impact on our financial statements and the comparability of our financial statements to the financial statements of similar public companies.

Critical Accounting Policies

The preparation of our financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 2, “Summary of Significant Accounting Policies,” in the notes to our Consolidated Financial Statements located elsewhere in this Form 10-K, and a summary of these critical accounting policies is below. We consider these policies critical because they involve estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations.

Purchase Price Allocation

When we acquire real estate, we allocate the purchase price to: (i) the tangible assets acquired and liabilities assumed, consisting of land, buildings, tenant improvements, horticulture and long-term debt, and, if the acquisition is a business combination, (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, in-place leases, unamortized lease origination costs, tenant relationships and capital lease obligations, based, in each case, on their fair values.

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” Other of our acquisitions involve the acquisition of farmland that is already being operated as rental property and has a lease in place that we assume at the time of acquisition, which we will generally consider to be a business combination under ASC 805, “Business Combinations.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition, whereas in the case of a business combination, we will expense these transaction costs as incurred. When we account for an acquisition as a business combination, we may also record above-market and below-market in-place lease values for owned properties based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. If present, we will amortize the capitalized above-market lease values as a reduction of rental income over the remaining, non-cancelable terms of the respective leases, and we will amortize the capitalized below-market lease values, included in Other liabilities on the accompanying Consolidated Balance Sheets, as an increase to rental income over the remaining, non-cancelable terms of the respective leases. Since our strategy will, to a large degree, involve sale-leaseback transactions with newly-originated leases at market rates, we do not expect that the above-market and below-market in-place lease values will be significant for many of the transactions we will ultimately enter into.

We will measure the aggregate value of other intangible assets acquired based on the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Our Adviser will estimate values using methods similar to those used by independent appraisers, such as a sales comparison approach, a cost approach, and an income capitalization approach (utilizing a discounted cash flow analysis). Factors to be considered by management in its analysis will include an estimate of carrying costs during hypothetical, expected lease-up periods, considering current market conditions and costs to execute similar leases. Our Adviser will also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rental income at market rates during the hypothetical, expected lease-up periods, which we expect will primarily range from 3 to 12 months, depending on specific local market conditions.

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

Results of Operations

Comparison of the Fiscal Year Ended December 31, 2013, to the Fiscal Year Ended December 31, 2012

	For the Years Ended December 31,
	2013	2012	$ Change	% Change
Operating revenues:
Rental income	$4,027,687	$3,390,594	$637,093	18.8%
Tenant recovery revenue	10,451	—	10,451	NM

Total operating revenues	4,038,138	3,390,594	647,544	19.1%

Operating expenses:
Depreciation and amortization	722,455	474,480	247,975	52.3%
Management fee	195,609	267,280	(71,671)	-26.8%
Incentive fee	41,037	—	41,037	NM
Administration fee	194,464	180,398	14,066	7.8%
Professional fees	615,879	245,414	370,465	151.0%
Acquisition-related expenses	153,725	153,494	231	0.2%
Property operating expense	119,463	117,569	1,894	1.6%
General and administrative	679,090	50,344	628,746	1248.9%

Operating expenses before credits from Adviser	2,721,722	1,488,979	1,232,743	82.8%
Credits to fees	(41,037)	—	(41,037)	NM

Total operating expenses	2,680,685	1,488,979	1,191,706	80.0%

Operating income	1,357,453	1,901,615	(544,162)	-28.6%

Other income (expense)
Interest and other income	56,234	6,063	50,171	827.5%
Interest expense	(1,118,640)	(1,006,986)	(111,654)	-11.1%

Total other expense	(1,062,406)	(1,000,923)	(61,483)	-6.1%

Net income before income taxes	295,047	900,692	(605,645)	-67.2%

Income tax provision	(1,519,730)	(300,319)	(1,219,411)	-406.0%

Net (loss) income	$(1,224,683)	$600,373	$(1,825,056)	-304.0%

NM = Not Meaningful

Operating Revenues

Rental income increased for the year ended December 31, 2013, as compared to the prior-year period, primarily as a result of the rental income attributable to 13 additional farms acquired since August 2012. For the year ended December 31, 2013, we recorded approximately $305,000 of additional rental income as a result of the nine farms acquired during 2013, and $332,000 of additional rental income was recorded relating to farms held as of December 31, 2012, either as a result of renewing the leases at higher rates or from holding the properties for a full 12 months during the year ended December 31, 2013.

Operating Expenses

Depreciation and amortization expenses increased for the year ended December 31, 2013, as compared to the prior-year period, as a result of the additional farms acquired, as mentioned above, and additional site improvements made on existing properties during 2013. For the year ended December 31, 2013, we recorded approximately $84,000 of additional depreciation and amortization expense as a result of the nine farms acquired during 2013, and $164,000 of additional depreciation and amortization expense was recorded relating to properties held as of December 31, 2012, either as a result of additional site improvements made on those properties or from holding the properties for a full 12 months during the year ended December 31, 2013.

The management fee decreased for the year ended December 31, 2013, as compared to the prior-year period, primarily as a result of efforts expended by our Adviser’s employees during 2012 in connection with the preparation and filing of a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) for our IPO in January 2013, as well as due to the Amended Advisory Agreement with our Adviser that went into effect on February 1, 2013.

For the year ended December 31, 2012, and for the month of January 2013, the management fee consisted of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the Prior Advisory Agreement. For the period from February 1, 2013, through December 31, 2013, the management fee was calculated pursuant to the terms of the Amended Advisory Agreement. For the year ended December 31, 2013, our management advisory fee under the Prior Advisory Agreement, which was terminated on January 31, 2013, was $46,206, while the base management fee under the Amended Advisory Agreement, which became effective on February 1, 2013, was $149,403. The calculation of the management fees is described in further detail above, under “––Our Adviser and Administrator.”

For the three months ended March 31, 2013, we paid an incentive fee to our Adviser of $41,037; however, during the three months ended June 30, 2013, due to a change in methodology, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee paid for the three months ended March 31, 2013, and such fee was credited to us during the three months ended June 30, 2013. There was no incentive fee earned for the year ended December 31, 2012, as there was no agreement in place during fiscal year 2012 by which to incur an incentive fee. The calculation of the incentive fee is described in further detail above, under “––Our Adviser and Administrator.”

The administration fee increased for the year ended December 31, 2013, as compared to the prior-year period, due to the increased number of hours our Administrator’s employees spent on our matters, which were higher during the month of January 2013 as a result of efforts expended in connection with the preparation and filing of the registration statement with the SEC for our IPO. This increase was partially offset as a result of the new agreement with our Administrator, which agreement allocates expenses based on the ratio of our total assets in relation to the total assets of other affiliated funds managed by our Adviser.

For the year ended December 31, 2012, and for the month of January 2013, the administration fee consisted of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Administrator in accordance with the terms of the Prior Administration Agreement. For the period from February 1, 2013, through December 31, 2013, the administration fee was calculated pursuant to the terms of the Amended Administration Agreement. For the year ended December 31, 2013, our administration fee under the Prior Administration Agreement, which was terminated on January 31, 2013, was $18,532, while the administration fee under the Amended Administration Agreement, which became effective on February 1, 2013, was $175,932. The administration fee is described in further detail above, under “––Our Adviser and Administrator.”

Professional fees, consisting primarily of legal and accounting fees, increased for the year ended December 31, 2013, as compared to the prior-year period, primarily as a result of additional legal and accounting costs associated with the quarterly reporting requirements of being a public company. Additional fees were also incurred during the year ended December 31, 2013, for tax research and preparatory work related to the steps necessary to qualify as a REIT.

Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. While acquisition-related expenses remained flat for the year ended December 31, 2013, as compared to the prior-year period, the 2013 expense does not include approximately $468,000 of acquisition-related expenses that were capitalized as part of the purchase price of certain properties that were accounted for as asset acquisitions, as opposed to business combinations.

Property operating expenses consist primarily of real estate taxes, franchise taxes, insurance expense and other overhead expenses paid for certain of our properties. Property operating expenses remained relatively flat for the year ended December 31, 2013, as compared to the prior-year period. While we incurred miscellaneous filing fees during the year ended December 31, 2013, in connection with additional farm acquisitions during the year, these expenses were largely offset by additional real estate taxes on certain of our properties and limited liability company fees to the State of California incurred during the prior-year period.

General and administrative expenses increased for the year ended December 31, 2013, as compared to the prior-year period, primarily due to increases in stockholder-related expenses and overhead insurance premiums related to becoming a public company in January 2013, as well as the payment of directors’ fees, which were not incurred during 2012 as a private company.

Other Income (Expense)

Interest and other income increased for the year ended December 31, 2013, as compared to the respective prior-year periods, primarily due to the interest earned on the net proceeds from our IPO, a portion of which was invested in short-term U.S. Treasuries during the year ended December 31, 2013. These U.S. Treasuries matured on June 27, 2013.

Interest expense increased for the year ended December 31, 2013, as compared to the prior-year period, primarily due to increased borrowings under our mortgage note payable with Metropolitan Life Insurance Company (“MetLife”). The weighted-average balance of our aggregate borrowings for the year ended December 31, 2013, was $30.1 million, as compared to $25.9 million for the prior-year period. The overall, effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, was 3.6% for the year ended December 31, 2013, as compared to 3.7% for the prior-year period.

Income Tax Provision

While net income before income taxes decreased for the year ended December 31, 2013, as compared to the prior-year period, due to the reasons discussed above, both our income tax provision and our effective tax rate increased for the year ended December 31, 2013, when compared to the prior-year period. As of December 31, 2013, we believe we have completed all significant actions necessary to qualify as and convert to a REIT; therefore, the impact of this conversion has been reflected in the accompanying Consolidated Financial Statements as of and for the year ended December 31, 2013. This impact included recognizing $2.1 million of income taxes on a deferred intercompany gain related to land transfers in prior years that will be triggered and become due upon our REIT conversion. Partially offsetting this amount was the reversal of the $743,676 Deferred tax liability reflected on the Consolidated Balance Sheet as of December 31, 2012, and the recognition of this amount against the income tax provision as a benefit of REIT conversion. In addition, while we were able to reverse the portion of our income tax provision that related to federal income taxes, as well as certain state taxes, certain other state tax amounts are still owed, primarily to California as a result of the deferred intercompany gain mentioned above. For additional information, refer to Note 2, “Summary of Significant Accounting Policies––Income Taxes.

Comparison of the Fiscal Year Ended December 31, 2012, to the Fiscal Year Ended December 31, 2011

	For the Years Ended December 31,
	2012	2011	$ Change	% Change
Operating revenues:
Rental income	$3,390,594	$2,964,082	$426,512	14.4%

Total operating revenues	3,390,594	2,964,082	426,512	14.4%

Operating expenses:
Depreciation and amortization	474,480	505,568	(31,088)	-6.1%
Management fee	267,280	241,066	26,214	10.9%
Administration fee	180,398	68,437	111,961	163.6%
Professional fees	245,414	612,596	(367,182)	-59.9%
Acquisition-related expenses	153,494	63,489	90,005	141.8%
Property operating expense	117,569	84,397	33,172	39.3%
General and administrative	50,344	105,701	(55,357)	-52.4%

Total operating expenses	1,488,979	1,681,254	(192,275)	-11.4%

Operating income	1,901,615	1,282,828	618,787	48.2%

Other income (expense)
Interest and other income	6,063	10,864	(4,801)	-44.2%
Interest expense	(1,006,986)	(805,508)	(201,478)	-25.0%
Loss on early extinguishment of debt	—	(474,454)	(474,454)	NM

Total other expense	(1,000,923)	(1,269,098)	268,175	21.1%

Net income before income taxes	900,692	13,730	886,962	6460.0%

Income tax provision	(300,319)	(7,511)	(292,808)	-3898.4%

Net income	$600,373	$6,219	$594,154	9553.9%

NM = Not Meaningful

Operating Revenues

Rental income increased for the year ended December 31, 2012, as compared to the prior-year period, as a result of rental income attributable to ten additional farm properties acquired throughout 2011 and 2012.

Operating Expenses

Depreciation and amortization expenses decreased for the year ended December 31, 2012, as compared to the prior-year period, as a result of a decrease in amortization of intangible assets from our property acquisitions during 2011. Intangible assets are amortized over the life of the lease, and the expiration of certain leases in 2011 led to lower related amortization in 2012.

The management fee increased for the year ended December 31, 2012, as compared to the prior-year period, primarily as a result of the increased number of hours our Adviser’s employees spent on our matters related to due diligence on potential new acquisitions and as a result of efforts expended in connection with the preparation and filing of a registration statement with the SEC for our IPO. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the Prior Advisory Agreement.

The administration fee increased for the year ended December 31, 2012, as compared to the prior-year period, primarily as a result of the increased number of hours our Administrator’s employees spent on our matters, which were higher in 2012 as a result of efforts expended in connection with the preparation and filing of the registration statement with the SEC for our IPO. The administration fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Administrator in accordance with the terms of the Prior Administration Agreement.

Professional fees, consisting primarily of legal and accounting fees, decreased for the year ended December 31, 2012, as compared to the prior-year period, primarily as a result of professional fees incurred during 2010 for the preparation of the registration statement for our previously proposed public offering that was later withdrawn during 2011. These professional fees were capitalized in 2010 and subsequently expensed in 2011.

Acquisition-related expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our related due diligence analyses. Acquisition-related expenses increased for the year ended December 31, 2012, as compared to the prior-year period, primarily due to costs incurred relating to the acquisition of four additional farms during 2012, as well as costs incurred related to other potential acquisitions that were passed over during the year.

Property operating expenses consist of franchise taxes, management fees, insurance and overhead expenses paid for certain of our properties. Property operating expenses increased for the year ended December 31, 2012, as compared to the prior-year period, primarily due to limited liability company fees paid to the state of California.

General and administrative expenses decreased for the year ended December 31, 2012, as compared to the prior-year period, primarily due to additional stockholder-related expenses incurred in 2011 related to the printing of our previous registration statement.

Other Income (Expense)

Interest expense increased for the year ended December 31, 2012, as compared to the prior-year period. This increase was a result of the increase in the outstanding principal balance on our mortgage note, as we borrowed additional funds for the acquisition of some of our properties during the second half of 2011 and during 2012.

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

Income Tax Provision

The provision for income taxes increased for the year ended December 31, 2012, as compared to the prior-year period. This increase was a result of the increase in net income before income taxes because of the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Overview and Future Capital Needs

Through December 31, 2013, we have invested $37.9 million of the $51.3 million of net proceeds received in connection with our IPO in January 2013 into new property acquisitions, and an additional $1.1 million has been expended or accrued for capital improvements on existing properties. We also used a significant portion of the proceeds to pay distributions to our stockholders, as well as for other general corporate purposes. As of December 31, 2013, the net proceeds from our IPO have been substantially exhausted, and our available liquidity was approximately $21.0 million, comprised of $16.3 million in cash and $4.7 million of availability under our line of credit.

We intend to use our available liquidity to purchase additional farms and farm-related properties, as well for other general corporate purposes. We are actively seeking and evaluating acquisitions of additional farm properties that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy, as we currently have three properties that are under either a signed letter of intent or a signed purchase and sale agreement worth an aggregate of approximately $8.2 million. We also have many other properties that are in various stages of our due diligence process; however, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

Our current sources of funds are primarily operating cash flows and borrowings, including availability under our current line of credit that matures in April 2017. We believe that these cash resources will be sufficient to fund our distributions to stockholders, pay the debt service cost on our existing long-term mortgage and fund our current operating costs in the near term. We further believe that our cash flows from operations, coupled with the financing capital available to us under our line of credit, are sufficient to fund our long-term liquidity needs. Operating cash flows for the year ended December 31, 2013, were negative due to a non-recurring, $2.1 million tax payment.

However, commensurate with our desire to grow our portfolio, we are currently exploring other options available to provide us with additional capital, including ongoing discussions with MetLife to increase their overall commitment to us, the terms for which have been agreed on by both parties, as well as the potential issuance of additional securities in the future. There is no guaranty that we will be able to obtain additional capital financing on terms favorable to us, if at all.

The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012	Change ($)	Change (%)
Net cash (used in) provided by operating activities	$(460,353)	$1,137,777	$(1,598,130)	-140.5%
Net cash used in investing activities	(38,728,605)	(8,129,361)	(30,599,244)	-376.4%
Net cash provided by financing activities	54,586,766	5,861,204	48,725,562	831.3%

Change in Cash and Cash Equivalents	$15,397,808	$(1,130,380)	$16,528,188	1462.2%

NM = Not Meaningful

Operating Activities

The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is utilized to fund our property-level operating expenses, with any excess cash being primarily used for debt and interest payments on our mortgage note payable, management fees to our Adviser, administrative fees to our Administrator, income taxes and other corporate-level expenses. The decrease in net cash provided by operating activities during the year ended December 31, 2013, as compared to the prior-year period, was primarily a result of a tax prepayment of $2.1 million, in the form of a cash bond, made to the Internal Revenue Service in anticipation of taxes we will owe in connection with the recognition of a deferred gain on a land transfer that will occur upon our election to be taxed as a REIT.

Investing Activities

The increase in net cash used in investing activities during the year ended December 31, 2013, as compared to the prior-year period, was primarily due to the acquisition of nine new farms during 2013, versus only four farms acquired during 2012.

Financing Activities

The increase in net cash provided by financing activities during the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to the net proceeds received from our IPO in January 2013, as well as additional net borrowings on our mortgage note payable during 2013. This increase was partially offset by distributions paid to stockholders during 2013.

Borrowings

Mortgage Note Payable

On December 30, 2010, we executed a loan agreement with MetLife in an amount not to exceed $45.2 million, pursuant to a long-term note payable. The note currently accrues interest at a rate of 3.50% per year. The interest rate was subject to adjustment on January 5, 2014, and remained fixed at 3.50%. The interest rate will be subject to further adjustment on January 5, 2017, and every three years thereafter to then-current market rates. The note is scheduled to mature on January 5, 2026, and we may not repay the note prior to maturity, except on one of the interest rate adjustment dates. In December 2013, we drew $13.6 million, which was the remaining balance available under the loan, at an interest rate of 3.50%, which was based on the prevailing market rate at the time of the disbursement. As of December 31, 2013, this loan was fully drawn, with $43.1 million outstanding.

Line of Credit

In May 2012, we obtained a new, $4.8 million revolving line of credit with MetLife that matures on April 5, 2017 (the “Credit Facility”). Our obligations under the Credit Facility are secured by a mortgage on San Andreas. The interest rate charged on the advances under the Credit Facility is equal to the three-month London Interbank Offered Rate (“LIBOR”) in effect at the beginning of each calendar quarter plus 3.00%, with a minimum annualized rate of 3.25%. We may use advances under the Credit Facility for both general corporate purposes and the acquisition of new properties. As of December 31, 2013, there was $0.1 million outstanding under the Credit Facility, which is the minimum balance required under the facility.

We have begun discussions with MetLife to extend and increase the commitment amounts under both the mortgage note payable and the Credit Facility; however, there is no guaranty that we will be able to accomplish this at terms favorable to us, or at all.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents a summary of our material contractual obligations as of December 31, 2013:

		Payments Due by Period
		Less than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations(1)	$43,154,165	$1,722,167	$3,240,429	$3,086,379	$35,105,190
Interest on debt obligations(2)	14,592,936	1,272,296	2,808,592	2,568,301	7,943,747
Purchase obligations(3)	591,737	591,737	—	—	—

Total	$58,338,838	$3,586,200	$6,049,021	$5,654,680	$43,048,937

(1)	Debt obligations represent borrowings under our mortgage note payable and line of credit that were outstanding as of December 31, 2013. The line of credit matures in April 2017, and the mortgage note payable matures in January 2026.
(2)	Interest on debt obligations includes estimated interest on our borrowings under our line of credit. The balance and interest rate on our line of credit are variable, thus the amount of interest calculated for purposes of this table was based upon the balance and interest rate as of December 31, 2013.
(3)	Purchase obligations represent commitments outstanding as of December 31, 2013, related to tenant improvements on three of our properties. As of December 31, 2013, approximately $246,000 of these amounts have been accrued for.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

NET ASSET VALUE

The following table provides certain summary information about our 21 farm properties as of December 31, 2013.

Property Name	Location	Date Acquired	Number of Farms	Total Acres	Farmable Acres	Net Cost Basis(1)	Prior Value Basis(2)	Current Value Basis
San Andreas	Watsonville, CA	6/16/1997	1	306	237	$4,864,968	$9,730,000	$10,700,000	(3)
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	12,420,452	45,500,000	45,800,000	(3)
West Beach	Watsonville, CA	1/3/2011	3	198	195	8,351,475	8,490,000	9,150,000	(3)
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	2,724,426	2,800,000	2,800,000	(3)
Keysville Road	Plant City, FL	10/26/2011	2	59	50	1,230,758	1,496,000	1,496,000	(3)
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	4,006,721	3,550,000	4,300,000	(3)
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	4,171,499	3,937,000	4,425,000	(3)
38th Avenue	Covert, MI	4/5/2013	1	119	89	1,352,635	1,340,000	1,341,000	(4)
Sequoia Street	Brooks, OR	5/31/2013	1	209	206	3,184,260	3,100,000	3,100,000	(4)
Natividad Road	Salinas, CA	10/21/2013	1	166	166	7,475,448	N/A	7,325,000	(4)
20th Avenue	South Haven, MI	11/5/2013	3	150	94	2,012,711	N/A	1,985,000	(4)
Broadway Road	Moorpark, CA	12/16/2013	1	60	60	3,020,230	N/A	3,000,000	(4)
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	14,064,497	N/A	13,855,000	(4)
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	6,742,167	N/A	6,700,000	(4)

			21	5,991	4,920	$75,622,247	$79,943,000	$115,977,000

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets) plus subsequent improvements and other capitalized costs associated with the properties and adjusted for depreciation and amortization accumulated through December 31, 2013.
(2)	Represents values based on third-party appraisals performed between April 2012 and July 2013.
(3)	Represents values based on third-party appraisals performed between June 2013 and January 2014.
(4)	Valued at the purchase price paid during the year ended December 31, 2013.

Real estate companies are required to record real estate using the historical cost basis of the real estate, and, as a result, the carrying value of the real estate does not change as the fair value of the assets change. Thus, a difficulty in owning shares of an asset-based company is determining the fair value of the assets so that stockholders can see the value of the assets increase or decrease over time. For this reason, we believe determining the fair value of our real estate assets is useful to our investors.

Calculation of NAV

To provide our stockholders with an estimate of the fair value of our real estate assets, we will estimate the fair value of our farm properties, expressed in terms of net asset value (“NAV”) per share, and provide that to our stockholders on a quarterly basis. NAV is a non-GAAP, supplemental measure of financial position of an equity REIT. NAV is calculated as total stockholders’ equity, adjusted for the increase or decrease in fair value of our real estate assets and encumbrances relative to their respective costs bases (“Estimated Net Worth”). Estimated Net Worth is then divided by our total common shares outstanding to calculate the NAV per share.

As of December 31, 2013, we estimate the NAV per share to be $13.51, as detailed below:

Total assets	$93,673,464
Less: net cost basis of tangible and intangible real estate assets	(75,622,247)
Plus: estimated fair value of property portfolio(1)	115,977,000

Estimated fair value of total assets		$134,028,217
Total liabilities	45,161,472
Less: book value of aggregate borrowings	(43,154,165)
Plus: fair value of aggregate borrowings(2)	43,771,912

Estimated fair value of total liabilities		45,779,219

Estimated Net Worth		$88,248,998

Shares outstanding		6,530,264

Estimated NAV per share		$13.51

(1)	Per current value basis presented in the table above.
(2)	Valued using a discounted cash flow model.

Comparison of NAV, using the above definition, to similarly-titled measures for other REITs, may not necessarily be meaningful, due to possible differences in the application of the definition of NAV used by such REITs. In addition, please note that the trading price of our common shares may differ from the most recent NAV per share calculation. For example, while we estimated the NAV per share as of December 31, 2013, to be $13.51 per the calculation above, the closing price of our common stock on December 31, 2013, was $16.20, and it has traded between $11.85 and $16.17 per share subsequent to December 31, 2013.

During the year ended December 31, 2013, we paid distributions to stockholders in the amount of $1.49 per share, $1.47 of which represented the distribution of accumulated earnings and profits from prior years, which we were required to distribute in order to convert to a REIT. By adding the $1.47 back to the NAV per share determined above, the approximate per-share value is $14.98 as of December 31, 2013, versus the IPO price of $15.00 per share.

While management believes the values presented reflect current market conditions, the ultimate amount realized on any asset will be based on the timing of such dispositions and the then-current market conditions. There can be no assurance that the ultimate realized value upon disposition of an asset will approximate the fair value above.

Determination of Fair Value

For properties acquired within 12 months prior to the date of valuation, the purchase price of the property is used as the current value basis. For real estate we acquired more than one year prior to the date of valuation, we have calculated the fair value by relying on estimates of fair market value of our real estate properties provided by independent, third-party appraisers. The appraisers used various methodologies to conclude on the fair value of our real estate on an “As Is” basis, including the sales comparison, income (using a discounted cash flow analysis) and cost approaches of valuation. In performing their analyses, the appraisers (i) performed site visits to the properties, (ii) discussed each property with our Adviser and reviewed property-level information, including, but not limited to, property operating data, prior appraisals (as available), existing lease agreements, farm acreage, location, access to water and water rights, potential for future development and other property-level information, and (iii) reviewed information from a variety of sources about regional market conditions applicable to each of our properties, including, but not limited to, recent sale prices of comparable farmland, market rents for similar farmland, estimated marketing and exposure time, market capitalization rates and the current economic environment, among others.

Some of the significant assumptions used in valuing our portfolio as of December 31, 2013, include land values per farmable acre, market rental rates per farmable acre and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location and other factors deemed appropriate. A summary of these assumptions is provided in the following table:

	Range	Weighted
	(Low - High)	Average
Land Value (per farmable acre)	$24,000 - $ 78,000	$62,055
Market Rent (per farmable acre)	$ 1,200 - $ 3,700	$2,897
Market Capitalization Rate	3.80% - 5.00%	4.02%

The table above applies only to the farmland portion of our portfolio and excludes assumptions made relating to farm-related property, such as coolers and box barns, and other structures on our properties, including horticulture, as their aggregate value was deemed to be immaterial in relation to that of the farmland.

Our Adviser reviews the appraisals, including the significant assumptions and inputs used in determining the appraised values, and considers any developments that may have occurred since the time the appraisals were performed. Developments considered that may have an impact on the fair value of our real estate include, but are not limited to, changes in tenant credit profiles; changes in lease terms, such as expirations and notices of non-renewals or to vacate; and potential asset sales, particularly those at prices different from the appraised values of our properties.

Management believes that the purchase prices of the 9 farms acquired during 2013 and the most recent appraisals available for the 12 farms acquired prior to 2013, which were performed between the periods of June 2013 and January 2014, fairly represent the current market values of the properties as of December 31, 2013, and, accordingly, did not make any adjustment to these values. The consents of the third-party appraisers are included as exhibits to this Form 10-K.

Further, using a discounted cash flow analysis, management determined that the fair value of all encumbrances on our properties as of December 31, 2013, was $43.8 million, as compared to a carrying value of $43.2 million. This adjustment is reflected in the calculation of NAV above.

We intend to report any adjustments to the values of our properties, as well as to the NAV, in this section on a periodic basis, but in no case less than annually. However, the determination of NAV is subjective and involves a number of assumptions, judgments and estimates, and minor inaccuracies in our assumptions may have a material impact on our overall portfolio valuation. In addition, many of the assumptions used are sensitive to market conditions and can change frequently. Changes in the market environment and other events that may occur during our ownership of these properties may cause the values reported above to vary from the actual fair value that may be obtained in the open market.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. Interest rate risk is the primary risk that we believe we are and will be exposed to. While none of our existing leases contain escalations based on market interest rates, the interest rates on our existing borrowings are variable, and, in the case of the mortgage note payable, the interest rate adjusts only once every three years. Although we seek to mitigate this risk by structuring certain provisions into many of our leases, such as escalation clauses or adjusting the rent to prevailing market rents at two- to three-year intervals, these features do not eliminate this risk. To date, we have not entered into any derivative contracts to attempt to manage our exposure to interest rate fluctuations.

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2013, we have performed the following analysis, which assumes the actual balances drawn on our borrowings during the year and that no further actions beyond escalation clauses or market rent resets are taken to alter our existing interest rate sensitivity.

The following table summarizes the approximate impact of a 1%, 2% and 3% increase in the three-month LIBOR for the year ended December 31, 2013. For the year ended December 31, 2013, our effective LIBOR was never greater than 0.35%; thus, a 1%, 2% or 3% decrease could not occur.

Interest Rate Changes	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$2,300	$(2,300)
2% Increase to LIBOR	4,600	(4,600)
3% Increase to LIBOR	6,900	(6,900)

As of December 31, 2013, the fair value of our fixed-rate mortgage debt outstanding was approximately $43.7 million. However, interest rate fluctuations may affect the fair value of our fixed-rate mortgage debt. If interest rates had been one percentage point higher or lower than those rates in place at December 31, 2013, the fair value of our fixed-rate mortgage debt would have decreased or increased by approximately $3.1 million and $3.4 million, respectively.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments, such as interest rate swaps and caps, to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.

There have recently been severe weather activities in different parts of the country, such as the recent severe drought conditions that are affecting a majority of California, where a large focus of our farms is located. Some observers believe these severe weather activities to be evidence of global climate change, and such resulting severe weather may have an adverse effect on individual properties we own.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Controls over Financial Reporting

To the Stockholders and Board of Directors of Gladstone Land Corporation:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets, provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

February 24, 2014

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Land Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Gladstone Land Corporation (the “Company”) and its subsidiaries at December 31, 2013, and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express opinions on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

/s/ PricewaterhouseCoopers LLP

McLean, VA

February 24, 2014

GLADSTONE LAND CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Real estate, at cost	$78,478,053	$39,678,968
Less: accumulated depreciation	(3,166,870)	(2,535,084)

Total real estate, net	75,311,183	37,143,884
Lease intangibles, net	311,064	208,060
Cash and cash equivalents	16,271,282	873,474
Restricted cash	41	—
Short-term investments	680,443	679,717
Deferred financing costs, net	309,933	304,150
Deferred offering costs	—	1,006,095
Other assets	789,518	770,468

TOTAL ASSETS	$93,673,464	$40,985,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage note payable	$43,054,165	$30,717,880
Borrowings under line of credit	100,000	100,000
Accounts payable and accrued expenses	1,097,270	913,649
Due to related parties(1)	160,719	104,782
Deferred tax liability	—	743,676
Other liabilities	749,318	269,135

TOTAL LIABILITIES	45,161,472	32,849,122

Commitments and Contingencies(2)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized; 6,530,264 and 2,750,000 sharesissued and outstanding at December 31, 2013, and December 31, 2012, respectively	6,530	2,750
Additional paid in capital	51,326,262	—
(Distributions in excess of earnings) retained earnings	(2,820,800)	8,133,976

TOTAL STOCKHOLDERS’ EQUITY	48,511,992	8,136,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,673,464	$40,985,848

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information
(2)	Refer to Note 8, “Commitments and Contingencies,” for additional information

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
OPERATING REVENUES:
Rental income	$4,027,687	$3,390,594	$2,964,082
Tenant recovery revenue	10,451	—	—

Total operating revenues	4,038,138	3,390,594	2,964,082

OPERATING EXPENSES:
Depreciation and amortization	722,455	474,480	505,568
Management fee(1)	195,609	267,280	241,066
Incentive fee(1)	41,037	—	—
Administration fee(1)	194,464	180,398	68,437
Professional fees	615,879	245,414	612,596
Acquisition-related expenses	153,725	153,494	63,489
Property operating expenses	119,463	117,569	84,397
General and administrative expenses	679,090	50,344	105,701

Operating expenses before credits from Adviser	2,721,722	1,488,979	1,681,254

Credits to fees from Adviser(1)	(41,037)	—	—

Total operating expenses, net of credits to fees	2,680,685	1,488,979	1,681,254

OPERATING INCOME	1,357,453	1,901,615	1,282,828

OTHER INCOME (EXPENSE):
Interest income	56,234	1,830	2,958
Other income	—	4,233	7,906
Interest expense	(1,118,640)	(1,006,986)	(805,508)
Loss on early extinguishment of debt	—	—	(474,454)

Total other expense	(1,062,406)	(1,000,923)	(1,269,098)

Net income before income taxes	295,047	900,692	13,730

Income tax provision	(1,519,730)	(300,319)	(7,511)

NET (LOSS) INCOME	$(1,224,683)	$600,373	$6,219

(LOSS) EARNINGS PER COMMON SHARE:
Basic and diluted	$(0.20)	$0.22	$0.00

WEIGHTED AVERAGE SHARES OF COMMON STOCK
OUTSTANDING - basic and diluted	6,214,557	2,750,000	2,750,000

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Total
	Number		Additional	Retained	Stockholders’
	of Shares	Par Value	Paid-in Capital	Earnings (Distributions in Excess of Earnings)	Equity
Balance at December 31, 2010	2,750,000	$2,750	$—	$8,544,883	$8,547,633

Net income	—	—	—	6,219	6,219
Distributions	—	—	—	(1,017,499)	(1,017,499)

Balance at December 31, 2011	2,750,000	$2,750	$—	$7,533,603	$7,536,353

Net income	—	—	—	600,373	600,373

Balance at December 31, 2012	2,750,000	$2,750	$—	$8,133,976	$8,136,726

Net loss	—	—	—	(1,224,683)	(1,224,683)
Proceeds from issuance of common stock, net	3,780,264	3,780	51,326,262	—	51,330,042
Distributions	—	—	—	(9,730,093)	(9,730,093)

Balance at December 31, 2013	6,530,264	$6,530	$51,326,262	$(2,820,800)	$48,511,992

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(1,224,683)	$600,373	$6,219
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	722,455	474,480	505,568
Amortization of deferred financing fees	30,024	59,472	26,368
Amortization of deferred rent assets and liabilities, net	(68,617)	(45,852)	—
Deferred income taxes	(743,676)	568,675	(173,657)
Loss on early extinguishment of debt	—	—	474,454
Changes in operating assets and liabilities:
Other assets	25,205	(609,131)	517,790
Accounts payable, accrued expenses, and due to related parties	250,139	235,090	81,033
Other liabilities	548,800	(145,330)	460,317

Net cash (used in) provided by operating activities	(460,353)	1,137,777	1,898,092
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate	(37,871,978)	(7,499,644)	(13,071,774)
Capital expenditures on exisiting real estate	(811,605)	—	—
(Increase) decrease in restricted cash	(41)	—	8,367,902
Purchase of certificate of deposit	—	(679,717)	—
Purchase of U.S. Treasuries	(19,994,981)	—	—
Maturity of U.S. Treasuries	20,000,000	—	—
Deposits on future acquisitions	(200,000)	(150,000)	(50,000)
Deposits refunded	150,000	200,000	—

Net cash used in investing activities	(38,728,605)	(8,129,361)	(4,753,872)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity	56,703,960	—	—
Offering costs	(4,687,579)	(686,339)	—
Borrowings from mortgage notes payable	13,565,000	8,707,000	17,428,000
Repayments on mortgage notes payable	(1,228,715)	(917,120)	(11,673,328)
Borrowings from line of credit	1,600,000	3,100,000	1,200,000
Repayments on line of credit	(1,600,000)	(4,205,000)	(3,000,028)
Financing fees	(35,807)	(137,337)	(48,531)
Distributions paid	(9,730,093)	—	(1,017,499)

Net cash provided by financing activities	54,586,766	5,861,204	2,888,614

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,397,808	(1,130,380)	32,834
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	873,474	2,003,854	1,971,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,271,282	$873,474	$2,003,854

Cash paid during year for interest	$1,055,333	$854,876	$443,543

Cash paid during year for income taxes(1)	$2,274,727	$464,772	$150,563

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION:
Offering costs included in accounts payable and accrued expenses	$—	$319,756	$—

Additions to real estate included in accounts payable and accrued expenses	$309,174	$—	$—

(1)	Includes a $2.1 million tax prepayment made related to a deferred intercompany gain on a prior-year land transfer.

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND ORGANIZATION

Business

Gladstone Land Corporation, (the “Company,” “we,” “us” or “our”) was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004, and having been originally incorporated in California on June 14, 1997. We exist primarily for the purpose of engaging in the business of owning and leasing farmland. Subject to certain restrictions and limitations, and pursuant to contractual agreements, our business is managed by Gladstone Management Corporation (the “Adviser”), a Delaware corporation, and administrative services are provided to us by Gladstone Administration, LLC (the “Administrator”), a Delaware corporation.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revision of Previously-Issued Financial Statements

During 2013, we identified the following error:

•	The 2012 income tax provision was misstated as a result of the omission of additional depreciation prescribed under Section 168(k) of the Internal Revenue Code. The effect of this error was an understatement of income taxes receivable and deferred tax liability of $484,947 as of December 31, 2012. This error had no effect on our consolidated statements of operations, including our reported net income or earnings per share.

With respect to the error noted above, we assessed its materiality on the financial statements in connection with previously-filed periodic reports in accordance with ASC 250 (SEC’s Staff Accounting Bulletin No. 99, “Materiality”) and concluded that, at such time, the error was not material to any prior annual or interim periods. Accordingly, we have reviewed the guidance in ASC 250 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of the Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”) and have elected to revise the December 31, 2012, balance sheet and statement of cash flows. The following are selected line items from our balance sheet and statement of cash flows as of December 31, 2012, illustrating the effect of the adjustments to revise such statements:

	As Previously
	Reported	Adjustment	As Revised
Consolidated Balance Sheet as of December 31, 2012:
Other assets(1)	$285,521	$484,947	$770,468
Total assets	40,500,901	484,947	40,985,848
Deferred tax liability	(258,729)	(484,947)	(743,676)
Total liabilities	(32,364,175)	(484,947)	(32,849,122)
Consolidated Statement of Cash Flows as of December 31, 2012:
Deferred income taxes	$83,728	$484,947	$568,675
Changes in operating assets and liabilities – Other assets	(124,184)	(484,947)	(609,131)

(1)	As previously reported, Other assets included $234,891 of income taxes receivable as of December 31, 2012.

In addition, the footnote disclosure which delineates the current and deferred portions of the income tax provision was impacted as follows:

	For the Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Revised
Current portion	$216,591	$(484,947)	$(268,356)
Deferred portion	83,728	484,947	568,675
Total income taxes	300,319	—	300,319

As shown above, the amount had no net effect on the income tax provision as originally presented.

Out-of-Period Adjustment

During the year ended December 31, 2013, we recorded adjustments to our income tax provision and to other assets that were related to our 2011 and 2012 provision reconciliation. As a result of the correction of these errors, we understated net income by $40,438 for the year ended December 31, 2013. We concluded that these adjustments were not material to the 2011, 2012 or 2013 results of operations. As such, these adjustments were recorded during 2013.

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

Reclassifications

Certain line items on the Consolidated Balance Sheet as of December 31, 2012, and the Consolidated Statement of Operations for the years ended December 31, 2012 and 2011 have been reclassified to conform to the current-year presentation. These reclassifications had no effect on previously-reported stockholders’ equity or net income.

Real Estate and Lease Intangibles

Our investments in real estate consist of farmland and improvements made to the farmland, consisting of buildings; irrigation and drain systems; coolers, which are storage facilities used for cooling crops; box barns, which are facilities used for storing and assembling boxes; and horticulture acquired in connection with the land purchase, which currently consists of blueberry bushes and lemon trees. We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the shorter of the estimated useful life or 25 years for horticulture acquired in connection with the purchase of farmland, 5 to 7 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for leasehold interests.

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition. Other of our acquisitions involve the acquisition of farmland that is already being operated as rental property and has a lease in place that we assume at the time of acquisition, which we will generally consider to be a business combination under ASC 805, “Business Combinations.” When an acquisition is considered a business combination, ASC 805 requires that the purchase price of real estate be allocated to the tangible assets acquired and liabilities assumed, consisting of land, buildings, improvements, horticulture and long-term debt; and identifiable intangible assets and liabilities, typically the value of above-market and below-market leases, in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values. ASC 805 also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.

Whether our acquisitions are treated as an asset acquisition under ASC 360 or a business combination under ASC 805, the fair value of the purchase price is allocated among the assets acquired and any liabilities assumed. Management’s estimates of fair value are made using methods similar to those used by independent appraisers, such as a sales comparison approach, a cost approach, and an income capitalization approach (utilizing a discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical, expected lease-up periods, taking into consideration current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rental income at market rates during the hypothetical, expected lease-up periods, which primarily range from 3 to 12 months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses, to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

We allocate purchase price to the fair value of the tangible assets and liabilities of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, buildings, improvements and horticulture, based on management’s determination of the fair values of these assets. Real estate depreciation expense on these tangible assets was $631,786, $412,267 and $332,041 for the years ended December 31, 2013, 2012 and 2011, respectively.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining, non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate if fixed-rate renewal options, if any, should be included. Prior to 2012, all acquired leases were determined to be at market. In connection with our 2013 and 2012 acquisitions, we allocated $161,547 and

$98,808, respectively, of the purchase price to below-market lease values. The fair value of capitalized below-market leases, included in the accompanying Consolidated Balance Sheets as part of Other liabilities, are amortized into rental income over the remaining, non-cancelable terms of the respective leases.

The total amount of the remaining intangible assets acquired, which consists of in-place lease values, unamortized lease origination costs and tenant relationship intangible values, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and our expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining terms of the respective leases, which currently range from 1 to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease at the existing property or entering a lease at a different property owned by us, are amortized to expense over the remaining lease term and any anticipated renewal periods in the respective leases. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, lease origination costs and tenant relationship intangibles will be immediately charged to the related income or expense.

Total amortization expense related to these intangible assets, in aggregate, was $90,669, $62,213 and $173,527 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. We concluded that none of our properties were impaired as of December 31, 2013 or 2012 and will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception.

Cash and Cash Equivalents

We consider cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. Our cash and cash equivalents at December 31, 2013 and 2012 were held in the custody of one financial institution, and our balance at times may exceed federally-insurable limits.

Restricted Cash

Restricted cash at December 31, 2013, consists of accrued interest owed on funds held in escrow related to the acquisition of a property in December 2013. See Note 3, “Real Estate and Intangible Assets,” for further details.

Short-term Investments

We consider short-term investments to consist of any short-term, highly-liquid securities that have an original maturity of less than one year, but greater than three months, at the time of purchase. As of December 31, 2013 and 2012, short-term investments consisted of approximately $0.7 million held in a certificate of deposit (“CD”). The CD matured on September 6, 2013; however, upon maturity, the balance was rolled into a new, 12-month CD with a maturity date of September 6, 2014. Due to the short-term nature of the CD, the amortized cost of the security was deemed to approximate its fair value at both December 31, 2013 and 2012. During the year ended December 31, 2013, we also held $20.0 million of short-term U.S. Treasury Bills that matured on June 27, 2013, and were subsequently invested in a money-market deposit account. At both December 31, 2013 and 2012, our short-term investments were classified as held-to-maturity and were recorded at their amortized cost on the Consolidated Balance Sheets. Total income earned on these short-term investments is included in Interest income on the accompanying Consolidated Statements of Operations and totaled $5,746 and $168 for the years ended December 31, 2013 and 2012, respectively. There was no interest income related to these short-term investments recorded during the year ended December 31, 2011.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. These costs are deferred and amortized over the term of the related financing using the straight-line method due to the revolving nature of such financing instruments. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense. Total amortization expense related to deferred financing costs is included in Interest expense on the accompanying Consolidated Statements of Operations. During 2012, we wrote off $35,511 of unamortized deferred financing costs associated with a line of credit that was terminated on May 31, 2012. Accumulated amortization of deferred financing costs was $64,148 and $34,124 as of December 31, 2013 and 2012, respectively.

Deferred Offering Costs

We account for deferred offering costs in accordance with SEC Staff Accounting Bulletin (“SAB”), Topic 5.A, which states that incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. Accordingly, we record costs incurred related to public offerings of equity securities on our Consolidated Balance Sheet and pro-ratably apply these amounts to the proceeds of equity as stock is issued. The deferred offering costs on our Consolidated Balance Sheet as of December 31, 2012, were applied to the proceeds of equity in connection with our initial public offering (“IPO”) in January 2013.

Other Assets

Other assets consist primarily of income taxes receivable, deferred rent, prepaid expenses, deposits on potential real estate acquisitions and other miscellaneous receivables.

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease, reported evenly over the non-cancelable term of the lease. Some of our leases contain rental increases at specified intervals; we recognize such revenues on a straight-line basis. Deferred rent receivable, included in Other assets on the accompanying Consolidated Balance Sheets, includes the cumulative difference between rental revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms. Capitalized above-market leases and capitalized below-market leases are included in Other assets and Other liabilities, respectively, on the accompanying Consolidated Balance Sheets, the value of which is amortized into rental income over the life of the respective leases. In addition, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. We periodically review deferred rent receivable, as it relates to straight-line rents, and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions of the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectable accounts or record a direct write-off of the specific rent receivable. No such reserves or direct write-offs have been recorded to date.

Other Income

We record non-operating and unusual or infrequent income as Other income on our Consolidated Statements of Operations. Other income recorded for the years ended December 31, 2012 and 2011 was primarily from additional interest earned on income tax refunds from the State of California. See “ —Income taxes” below for more information on the income tax refunds. There was no Other income recognized during the year ended December 31, 2013.

Loss on Early Extinguishment of Debt

In February 2011, we used a portion of the proceeds from the issuance of our mortgage loan with Metropolitan Life Insurance Company (“MetLife”), to repay, in full, our previous mortgage loan with RaboBank, Inc. (“RaboBank”). In connection with this prepayment, we incurred a prepayment penalty of $422,735, which was recorded as a loss on early extinguishment of debt on the accompanying Consolidated Statements of Operations during the year ended December 31, 2011. In addition, in accordance with ASC 470-50-20, “Debt,” the unamortized deferred financing fees of $51,719 related to the RaboBank financing were written off and recorded as part of the loss on early extinguishment of debt. See Note 5, “Borrowings,” for further detail on our borrowings.

Income taxes

We believe that we have completed all significant actions necessary to convert to a real estate investment trust (“REIT”), effective January 1, 2013, including the distribution of all accumulated earnings and profits from prior years. Therefore, beginning with our taxable year ended December 31, 2013, we intend to elect to be taxed as a REIT for federal income tax purposes. As a REIT, we generally will not be subject to federal income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income. For all tax years prior to 2013, including the years ended December 31, 2012 and 2011, our net income was taxed at regular corporate tax rates for both federal and state purposes.

We accounted for such income taxes in accordance with the provisions of ASC 740, “Income Taxes.” Under ASC 740-10-25, we account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, we consider all future events, other than changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment.

In addition, ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not (defined as a likelihood of more than 50%) that the tax position, based on the technical merits of the position, will be sustained upon examination by taxing authorities, including resolutions of any related appeals or litigation processes. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater-than-fifty-percent likelihood of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the Consolidated Statements of Operations. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, as well as accounting in interim periods, and requires increased disclosures. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as General and administrative expense on the Consolidated Statements of Operations. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority or by expiration of the applicable statute of limitation. We have performed a review of our tax positions and determined that, as of December 31, 2013, and December 31, 2012, we had no material uncertain tax positions.

In connection with intercompany transfers of the farmland now held by San Andreas Road Watsonville, LLC (“San Andreas”), a wholly-owned subsidiary of ours, in 2002 and again in 2004 and of the farmland currently held by West Gonzales Road Oxnard, LLC (“West Gonzales”), a wholly-owned subsidiary of ours, in 2002, we created deferred intercompany gains that are taxable for both federal and state income tax purposes upon the occurrence of certain triggering events. These deferred intercompany gains are generally equal to the excess of the fair market value of the property over the tax basis of the property (determined as of the time that the deferred intercompany gain was created). Deferred intercompany gains are indefinitely deferred until a triggering event occurs (such as REIT conversion), generally when the transferee or the transferor leaves the consolidated group, as defined by the relevant tax law, or the property is sold to a third party. In the case of a transfer of built-in gain property between members of a consolidated group, there are deferred intercompany gains to the transferring entity, and the receiving entity’s tax basis is the fair market value at the date of transfer. Thus, a deferred tax liability is created related to the deferred intercompany gain to the transferring entity, and an offsetting deferred tax asset is created representing the basis difference from the new tax basis of the receiving entity. As a result, the deferred tax assets and liabilities offset one another and there is no net impact to us. In accordance with ASC 740 and ASC 810, no tax impact is recognized in the consolidated financial statements as a result of transfers of assets between members of a consolidated group.

As a result of the transfers mentioned above, the related federal and state deferred tax assets and liabilities each total approximately $2.2 million as of December 31, 2013. With respect to the federal portion of approximately $2.1 million, this amount will become payable as of the effective date of our REIT election, and, as a REIT, we will no longer be able to obtain the benefit of the related deferred tax asset. As such, in March 2013, we made a tax prepayment of $2.1 million in the form of a cash bond submitted to the Internal Revenue Service to cover this amount once it becomes due. As of and for the year ended December 31, 2013, we have reversed the $2.1 million deferred tax asset through our income tax provision since, as of December 31, 2013, we have completed all significant actions necessary to qualify as a REIT and intend to make an election to be treated as a REIT effective as of January 1, 2013. The REIT election does not have the same impact on the state tax amount of approximately $0.1 million, and, therefore, this amount will continue to be deferred.

At the time of transfer of San Andreas in February 2004 from SC Land, Inc. (“SC Land”), a deferred intercompany stock account (“DISA”) was created at the state income tax level. The DISA is calculated based upon the fair market value of the property at the time of distribution, resulting in a tax liability of approximately $98,000. SC Land was formally liquidated in June 2010; however, we have concluded that SC Land was de facto liquidated in May 2009, when it transferred its remaining existing assets to the parent company, since the business operations of SC Land were effectively terminated as of that date. The state income taxes of $98,000 related to the DISA became payable at the time of the de facto liquidation in May 2009 and are being remitted by us in equal installments over a five-year period, the final installment of which will be made in 2014.

We transferred West Gonzales from SC Land into the parent company in May 2009. As stated in the paragraph above, we have concluded that SC Land was de facto liquidated in May 2009, and, as a result, we will not be subject to a tax on the transfer similar to that discussed in the paragraphs above related to the 2002 and 2004 transfers.

Under California state law, through our fiscal and tax years ended December 31, 2012, we and our Adviser were presumed to be unitary entities and are therefore required to report our income on a combined basis because David Gladstone was the sole stockholder of both entities, which is no longer the case after our IPO in January 2013. The combined reporting application resulted in refunds related to previous income tax years, all of which have been received.

A reconciliation between the U.S. statutory federal income tax rate and our effective income tax rate for the years ended December 31, 2013, 2012 and 2011 is provided in the following table:

	2013	2012	2011
U.S. statutory federal income tax rate	0.0%	34.0%	34.0%
State taxes, net of U.S. federal income tax benefit(1)	41.7%	4.0%	10.2%
Other adjustments(2)	473.4%	-4.7%	10.5%

Effective tax rate	515.1%	33.3%	54.7%

(1)	From 2010 to 2012, California state tax returns were filed on a unitary basis with our Adviser. In 2011, we began filing state tax returns in Florida, and, for 2013, we will also begin filing state tax returns in Arizona, Michigan and Oregon. The overall state tax rate is higher due to the deferred intercompany gain mentioned above, which is a fixed amount due to the state of California and is not based on the amount of income apportioned to the state.
(2)	Adjustments made to the 2013 income tax provision related primarily to the recognition of $2.1 million of income taxes on a deferred intercompany gain relating to land transfers from prior years. This tax will become due upon our election to be taxed as a REIT, which we intend to do for the year ended December 31, 2013. This was partially offset by the reversal of our deferred tax liability, which resulted in a benefit of REIT conversion of $743,676.

The provision for income taxes included in our Consolidated Financial Statements for 2013 was all current, while prior years included both a current portion and a deferred portion. The following table shows the breakdown between the current and deferred income taxes for the years ended December 31, 2012 and 2011:

	2012	2011
Current portion	$(268,356)	$181,168
Deferred portion	568,675	(173,657)

Total income taxes	$300,319	$7,511

The Deferred tax liability reflected on the Consolidated Balance Sheet as of December 31, 2012, represents the basis difference in our real estate as it relates to depreciation, as well as differences relating to rents received in advance, straight-line rents and other temporary differences. As of and for the year ended December 31, 2013, this deferred tax liability was reversed through our income tax provision, as we intend to qualify and elect to be treated as a REIT for federal income tax purposes for our tax year ended December 31, 2013. Our permanent differences relate to federal and state income taxes.

Also, beginning with our tax year ended December 31, 2013, we intend for Land Advisers to be treated as a TRS and to be subject to federal and state income taxes. Though Land Advisers has had no activity to date, we would account for any future income taxes in accordance with the provisions of ASC 740, “Income Taxes.” Under ASC 740-10-25, we account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Comprehensive Income

For the years ended December 31, 2013, 2012 and 2011, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying Consolidated Financial Statements.

NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS

All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about our 21 farms as of December 31, 2013:

			Number			Lease
		Date	of	Total	Farmable	Expiration	Net Cost
Property Name	Location	Acquired	Farms	Acres	Acres	Date	Basis(1)	Encumbrances
San Andreas	Watsonville, CA	6/16/1997	1	306	237	12/31/2014	$4,864,968	$100,000	(2)
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	6/30/2020	12,420,452	27,900,311
West Beach	Watsonville, CA	1/3/2011	3	198	195	10/31/2014	8,351,475	5,206,014
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	10/31/2015	2,724,426	1,716,942
Keysville Road	Plant City, FL	10/26/2011	2	59	50	7/1/2016	1,230,758	917,338
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	6/14/2018	4,006,721	2,176,837
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	6/30/2017	4,171,499	2,414,143
38th Avenue	Covert, MI	4/5/2013	1	119	89	4/4/2020	1,352,635	821,680
Sequoia Street	Brooks, OR	5/31/2013	1	209	206	5/31/2028	3,184,260	1,900,900
Natividad Road	Salinas, CA	10/21/2013	1	166	166	10/31/2024	7,475,448	—
20th Avenue	South Haven, MI	11/5/2013	3	150	94	11/4/2018	2,012,711	—
Broadway Road	Moorpark, CA	12/16/2013	1	60	60	12/15/2023	3,020,230	—
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	12/31/2023	14,064,497	—
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	2/29/2024	6,742,167	—

			21	5,991	4,920		$75,622,247	$43,154,165

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets) plus subsequent improvements and other capitalized costs associated with the properties and adjusted for depreciation and amortization accumulated through December 31, 2013.
(2)	Represents borrowings outstanding on our line of credit as of December 31, 2013, under which San Andreas is pledgd as collateral.

Real Estate

The following table sets forth the components of our investments in tangible real estate assets as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Real estate:
Land and land improvements	$63,944,307	$30,828,325
Buildings and improvements	2,193,255	1,311,027
Coolers	5,293,796	4,963,243
Irrigation system	6,007,845	2,576,373
Horticulture	1,038,850	—

Real estate, gross	78,478,053	39,678,968
Accumulated depreciation	(3,166,870)	(2,535,084)

Real estate, net	$75,311,183	$37,143,884

New Real Estate Activity

2013 New Real Estate Activity

During the year ended December 31, 2013, we acquired nine farms in seven separate transactions, which are summarized in the table below.

Property	Property	Acquisition	Total	Number of	Primary	Lease	Renewal	Total Purchase	Acquisition	Annualized Straight- line
Name	Location	Date	Acreage	Farms	Crop(s)	Term	Options	Price	Expenses(1)	Rent(2)
38th Avenue	Covert, MI	4/5/2013	119	1	Blueberries	7 years	1 (7 years)	$1,341,000	$40,133	$87,286
Sequoia Street	Brooks, OR	5/31/2013	209	1	Blueberries	15 years	3 (5 years each)	3,100,000	106,797	193,617
Natividad Road(3)	Salinas, CA	10/21/2013	166	1	Strawberries & Raspberries	2 years	None	7,325,120	47,851	439,575
20th Avenue	South Haven, MI	11/5/2013	150	3	Blueberries	5 years	1 (5 years)	1,985,000	40,475	129,755
Broadway Road(4)	Moorpark, CA	12/16/2013	60	1	Lemons	10 years	1 (10 years)	3,000,000	23,912	171,958
Oregon Trail	Echo, OR	12/27/2013	1,895	1	Corn, Onions & Potatoes	10 years	3 (5 years each)	13,855,000	209,497	758,480
East Shelton	Willcox, AZ	12/27/2013	1,761	1	Corn & Dry edible beans	10 years	None	6,700,000	42,167	290,284

			4,360	9				$37,306,120	$510,832	$2,070,955

(1)	Unless otherwise noted, transaction accounted for as an asset acquisition under ASC 360 instead of a business combination under ASC 805; therefore, related costs associated with the acquisition were capitalized and included as part of the fair value allocation of the identifiable tangible assets acquired.
(2)	Annualized straight-line amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market and below-market leases recorded.
(3)	This Transaction accounted for as a business combination under ASC 805; therefore, with the exception of costs directly incurred in connection with originating the follow-on lease, costs associated with the acquisition were expensed when incurred. $4,915 of costs were incurred in connection with originating the follow-on lease and were capitalized.

Upon acquisition of the property, we assumed a lease with two years remaining on it. This lease originally provided for one, three-year extension option; however, the right to this option was waived by the tenant. In connection with assuming this lease, we recorded a below-market lease liability of $161,547. In addition, the Company executed a nine-year, follow-on lease with a separate tenant to commence at the expiration of the assumed lease. The follow-on lease includes one, five-year renewal option and provides for prescribed rent escalations over the term of the lease, with annualized, straight-line rents of $413,476.

(4)	Beginning in 2015, this property will be farmed for blueberries and avocados.

All of the acquisitions in the table above were purchased using proceeds from our January 2013 IPO; thus, no additional debt was issued to finance these transactions.

As noted in the above table, with the exception of Natividad Road, all acquisitions during the year ended December 31, 2013, were accounted for as asset acquisitions in accordance with ASC 360, as there was not a lease in place on the property that we assumed upon acquisition. Accordingly, all acquisition-related costs were capitalized and allocated pro-ratably to the fair value of all identifiable tangible assets. In addition, none of the purchase price was allocated to intangible assets; however, the costs we incurred in connection with originating the new leases on the properties were capitalized. The acquisition of Natividad Road was accounted for as a business combination under ASC 805, as there was a leasing history on the property and a lease in place that we assumed upon acquisition. As such, the fair value of acquired assets and liabilities assumed were determined in accordance with ASC 805.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the year ended December 31, 2013, to be as follows:

	Land and Land		Irrigation	Site		In-place	Leasing	Below- Market	Total Purchase
Property Name	Improvements	Buildings	System	Improvements	Horticulture(1)	Leases	Commissions(2)	Leases	Price
38th Avenue	$647,430	$42,720	$240,105	$—	$447,035	$—	$3,842	$—	$1,381,132
Sequoia Street	2,493,809	279,372	424,081	—	—	—	9,535	—	3,206,797
Natividad Road(3)	7,186,774	19,199	144,915	—	—	110,753	29,941	(161,547)	7,330,035
20th Avenue	811,673	281,160	441,415	—	488,604	—	2,623	—	2,025,475
Broadway Road	2,847,948	49,792	22,700	262	103,211	—	—	—	3,023,913
Oregon Trail	12,937,446	—	1,118,325	—	—	—	8,726	—	14,064,497
East Shelton	6,167,902	131,268	441,015	—	—	—	1,982	—	6,742,167

	$33,092,982	$803,511	$2,832,556	$262	$1,038,850	$110,753	$56,649	$(161,547)	$37,774,016

(1)	Horticulture acquired on 38th Avenue and 20th Avenue consists of various types of high-bush variety blueberry bushes. Horticulture acquired on Broadway Road consits of an orchard of lemon trees.
(2)	With the exception of Natividad Road, none of the purchase price was allocated to any intangibles; leasing commissions above represent direct costs incurred in connection with originating new leases on the properties. On Natividad Road, $25,026 of the purchase price was allocated to leasing commissions, and an additional $4,915 of costs directly related to originating the follow-on lease was also capitalized.
(3)	Acquisition accounted for as a business combination under ASC 805.

Below is a summary of the total revenue and earnings recognized on the properties acquired during the year ended December 31, 2013:

		For the Year Ended
		December 31, 2013
Property	Acquisition	Rental
Name	Date	Revenue	Earnings (1)
38th Avenue	4/5/2013	$64,494	$35,996
Sequoia Street	5/31/2013	112,944	83,262
Natividad Road	10/21/2013	86,510	63,133
20th Avenue	11/5/2013	20,184	6,919
Broadway Road	12/16/2013	7,396	3,713
Oregon Trail	12/27/2013	10,195	10,154
East Shelton	12/27/2013	3,715	3,283

		$305,438	$206,460

(1)	Earnings are calculated as net income less interest expense (if debt was issued to acquire the property), income taxes and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.

2012 New Real Estate Activity

During the year ended December 31, 2012, we acquired four farms in two separate transactions, which are summarized in the table below:

Property	Property	Acquisition	Total	Number of	Primary	Lease	Renewal	Total Purchase	Acquisition	Annualized Straight- line
Name	Location	Date	Acreage	Farms	Crop	Term	Options	Price	Expenses(1)	Rent(2)	Debt Issued
Colding Loop(3)	Wimauma, FL	8/9/2012	219	1	Strawberries	1 year	None	$3,400,836	$31,879	$141,274	$3,507,000
Trapnell Road	Plant City, FL	9/12/2012	124	3	Strawberries	5 years	1 (5 years)	4,000,000	82,412	241,630	4,000,000

			343	4				$7,400,836	$114,291	$382,904	$7,507,000

(1)	Both transactions accounted for as business combinations under ASC 805; therefore, costs associated with the acquisition were expensed when incurred.
(2)	Annualized straight-line amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market and below-market leases recorded.
(3)	The original lease that was assumed upon acquisition of Colding Loop expired on June 14, 2013; thus, the rental income reflected in the table above is the straight-line rent recognized over remaining ten-month term of the lease, which translated to $166,205 on an annual basis. On May 28, 2013, we executed a new, five-year lease on Colding Loop, commencing June 15, 2013. The new lease has one five-year renewal option and provides for minimum annualized straight-line rent of $125,400.

In accordance with ASC 805, we determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the year ended December 31, 2012, as follows:

							Below-	Total
Property			Irrigation	Lease	Leasing	Customer	Market	Purchase
Name	Land	Cooler	System	In-place	Commissions	Relationships	Leases	Price
Colding Loop	$2,513,696	$—	$909,490	$43,989	$1,676	$30,793	$(98,808)	$3,400,836
Trapnell Road	2,198,728	686,578	970,761	60,627	45,543	37,763	—	4,000,000

	$4,712,424	$686,578	$1,880,251	$104,616	$47,219	$68,556	$(98,808)	$7,400,836

Below is a summary of the total revenue and earnings recognized on the properties acquired during the year ended December 31, 2012:

		For the Year Ended
		December 31, 2012
Property	Acquisition	Rental
Name	Date	Revenue	Earnings (1)
Colding Loop	8/9/2012	$65,558	$11,567
Trapnell Road	9/12/2012	72,961	30,686

		$138,519	$42,253

(1)	Earnings are calculated as net income less interest expense (if debt was issued to acquire the property), income taxes and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.

Pro-Forma Financials

We acquired nine farms during the year ended December 31, 2013, and four farms during the year ended December 31, 2012. The following table reflects pro-forma consolidated statements as if the properties were acquired at the beginning of the previous period. The table below reflects pro-forma financials for all farms acquired, regardless of whether they were treated as asset acquisitions or business combinations.

	For the Year Ended December 31,
	2013	2012
Operating Data:
Total operating revenue	$5,811,314	$5,701,778
Total operating expenses	(3,220,071)	(2,245,982)
Other expenses	(1,048,658)	(1,167,813)

Net income before income taxes	1,542,585	2,287,983
Provision for income taxes	(2,039,672)	(828,066)

Net (loss) income	$(497,087)	$1,459,917

Share and Per Share Data:
(Loss) earnings per share of common stock - basic and diluted	$(0.08)	$0.26

Weighted average common shares outstanding - basic and diluted	6,428,877	5,543,811

Acquired Intangibles and Liabilities

As mentioned above, there was no purchase price allocated to any intangible assets related to acquisitions treated as asset acquisitions under ASC 360. However, the costs we incurred in connection with setting up new leases on the properties were capitalized over the lives of the respective leases. For those acquisitions treated as business combinations, the purchase price was allocated to the identifiable intangible assets and liabilities in accordance with ASC 805. The weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed during the years ended December 31, 2013 and 2012, is shown in the table below:

Intangible Assets and Liabilities	2013	2012
In-place leases	2.0	3.1
Leasing commissions	6.8	4.7
Customer relationships	—	5.8
Below-market leases	2.0	0.8

All intangible assets and liabilities	2.9	3.2

Existing Real Estate Activity

On May 28, 2013, we executed a lease with a new tenant to occupy Colding Loop that commenced on June 15, 2013, as the lease term with the previous tenant on the property expired on June 14, 2013. The new lease term is for five years, through June 2018, and the tenant has one option to extend the lease for an additional five-year term. The lease provides for prescribed rent escalations over its life, with minimum annualized, GAAP straight-line rental income of $125,400. In connection with this agreement, we are required to install new irrigation equipment on part of the property, and we may be required to install additional irrigation equipment on the total acreage of the property. We estimate commitments in connection with this agreement may cost up to $700,000, of which $616,000 has been expended or accrued for as of December 31, 2013. See Note 8, “Commitments and Contingencies,” for further discussion on this commitment.

On August 30, 2013, we extended the lease with the tenant occupying West Gonzales, which was originally set to expire in December 2013. The lease was extended for an additional 6.5 years, through June 2020, and provides for prescribed rent escalations over its life, with annualized, GAAP straight-line rental income of approximately $2.4 million, representing an 11.2% increase over that of the previous lease.

On September 11, 2013, we extended the lease with the tenant occupying West Beach, which was originally set to expire in October 2013. The lease was extended for an additional year, through October 2014, and provides for GAAP straight-line rental income of approximately $448,000, representing a 5.7% increase over that of the previous lease. In connection with this extension, we have agreed to incur the costs of upgrading the drainage system on the property, which we estimate will cost between $246,000 and $296,000 and will take place over the course of the next year. See Note 8, “Commitments and Contingencies,” for further discussion on this commitment.

On October 21, 2013, we extended the commercial lease with the tenant renting the cooling facility on Trapnell Road for one additional year, extending the expiration date to June 30, 2018. The prescribed rent escalations provided for in the original lease continue through this one-year extension. In addition, we have agreed to incur the costs, up to a maximum of $450,000, of expanding and upgrading the cooling facility on the property. In connection with this expansion and upgrade, upon completion, the tenant will commence paying rent to us on the cooling facility at an annual rate of 8.5% of the expended costs, not to exceed $450,000. This work was completed in January 2014. See Note 8, “Commitments and Contingencies,” for further discussion on this commitment.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class as of December 31, 2013, and December 31, 2012:

	December 31, 2013		December 31, 2012
	Lease	Accumulated	Lease	Accumulated
	Intangibles	Amortization	Intangibles	Amortization
In-place leases	$397,728	$(241,697)	$286,975	$(186,843)
Leasing commissions	146,558	(34,727)	63,638	(17,627)
Customer relationships	93,187	(49,985)	93,187	(31,270)

	$637,473	$(326,409)	$443,800	$(235,740)

The aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

		Estimated
Period		Amortization Expense
For the fiscal years ending December 31:	2014	$113,398
	2015	100,497
	2016	34,525
	2017	23,446
	2018	9,898
	Thereafter	29,300

		$311,064

Lease Expirations

The following table summarizes the lease expirations by year for our properties with leases in place as of December 31, 2013:

Year	Number of Expiring Leases	Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Year Ended December 31, 2013	% of Total Rental Revenue
2014(1)	3	504	8.4%	$889,955	22.1%
2015	1	72	1.2%	142,500	3.5%
2016	1	59	1.0%	68,335	1.7%
2017	1	124	2.1%	241,811	6.0%
2018	2	369	6.1%	164,173	4.1%
Thereafter	7	4,863	81.2%	2,520,913	62.6%

Totals	15	5,991	100.0%	$4,027,687	100.0%

(1)	Includes a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis.

Future Lease Payments

Future operating lease payments from tenants under all non-cancelable leases, excluding tenant reimbursement of expenses, for each of the five succeeding fiscal years and thereafter as of December 31, 2013, are as follows:

		Tenant Lease
Period		Payments
For the fiscal years ending December 31:	2014	$5,452,191
	2015	4,892,663
	2016	4,816,299
	2017	4,747,117
	2018	4,403,951
	Thereafter	14,321,082

		$38,633,303

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay real estate property taxes on the respective parcels of land in the event the tenants fail to pay them. The aggregate annual real estate property taxes for all parcels of land owned by us as of December 31, 2013, are approximately $410,000.

Portfolio Diversification and Concentrations

Diversification

The following table summarizes the geographic locations of our properties with leases in place as of December 31, 2013 and 2012:

	As of and For the Year Ended December 31, 2013					As of and For the Year Ended December 31, 2012
	Number		% of		% of Total	Number		% of		% of Total
	of	Total	Total	Rental	Rental	of	Total	Total	Rental	Rental
State	Farms	Acres	Acres	Revenue	Revenue	Farms	Acres	Acres	Revenue	Revenue
California	8	1,455	24.3%	$3,362,020	83.5%	6	1,229	75.4%	$3,183,739	93.9%
Florida	6	402	6.7%	454,135	11.3%	6	402	24.6%	206,855	6.1%
Oregon	2	2,104	35.1%	123,138	3.0%	0	0	0.0%	—	0.0%
Michigan	4	269	4.5%	84,679	2.1%	0	0	0.0%	—	0.0%
Arizona	1	1,761	29.4%	3,715	0.1%	0	0	0.0%	—	0.0%

	21	5,991	100.0%	$4,027,687	100.0%	12	1,631	100.0%	$3,390,594	100.0%

Concentrations

Credit Risk

Two of our leases are with a single tenant, Dole Food Company (“Dole”). As of December 31, 2013, 959 acres were leased to Dole, representing 16.0% of the total acreage we owned. Furthermore, these farms accounted for approximately $2.7 million, or 66.2%, of the rental income recorded during the year ended December 31, 2013. Rental income from Dole accounted for 76.3% of the total rental income recorded during the year ended December 31, 2012. If Dole fails to make rental payments or elects to terminate any of its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 6.6% of the total rental income recorded during the year ended December 31, 2013.

Geographic Risk

8 of our 21 farms owned as of December 31, 2013, are located in California. As of December 31, 2013, our farmland in California accounted for 1,455 acres, or 24.3% of the total acreage we owned. Furthermore, these farms accounted for approximately $3.4 million, or 83.5%, of the rental income recorded by us during the year ended December 31, 2013. Rental income from our farms in California accounted for 93.9% of the total rental income recorded by us during the year ended December 31, 2012. Our other farms, located in Arizona, Florida, Michigan and Oregon, were purchased between October 2011 and December 2013. Should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations.

NOTE 4. RELATED-PARTY TRANSACTIONS

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits and general expenses directly. We had an advisory agreement with our Adviser that was in effect through January 31, 2013 (the “Prior Advisory Agreement”), which we and our Adviser amended, effective February 1, 2013 (the “Amended Advisory Agreement”). We also had an administration agreement with our Administrator that was in effect through January 31, 2013 (the “Prior Administration Agreement”), which we and our Administrator amended, effective February 1, 2013 (the “Amended Administration Agreement”). The management and administrative services and fees under both of these agreements are described below.

Prior Advisory and Administration Agreements

Prior Advisory Agreement

We entered into the Prior Advisory Agreement with our Adviser in 2004, pursuant to which the Adviser was responsible for managing us on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our criteria. In exchange for such services, we paid the Adviser a management advisory fee, which consisted of the reimbursement of certain expenses of the Adviser. We reimbursed our Adviser for our pro-rata share of our Adviser’s payroll and related benefit expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters in relation to the time such employees devoted to all affiliated funds, collectively, advised by our Adviser. We also reimbursed the Adviser for general overhead expenses multiplied by the ratio of hours worked by the Adviser’s employees on Company matters to the total hours worked by the Adviser’s employees. We compensated our Adviser through reimbursement of our portion of the Adviser’s payroll, benefits and general overhead expenses. This reimbursement was generally subject to a combined annual management advisory fee limitation of 2.0% of our average invested assets for the year, with certain exceptions. Reimbursement for overhead expenses was only required up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of our average invested assets for the year, and general overhead expenses were required to be reimbursed only if the amount of payroll and benefits reimbursed to the Adviser was less than 2.0% of our average invested assets for the year. However, payroll and benefits expenses were required to be reimbursed by us to the extent that they exceed the overall 2.0% annual management advisory fee limitation. To the extent that overhead expenses payable or reimbursable by us exceeded this limit and our independent directors determined that the excess expenses were justified based on unusual and nonrecurring factors which they deemed sufficient, we were permitted to reimburse the Adviser in future years for the full amount of the excess expenses, or any portion thereof, but only to the extent that the reimbursement would not have caused our overhead expense reimbursements to exceed the 2.0% limitation in any one year. The management advisory fee has never exceeded the annual cap.

Prior Administration Agreement

We entered into the Prior Administration Agreement with our Administrator, effective January 1, 2010, as amended on June 1, 2011, pursuant to which we paid for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us, including, but not limited to, rent and the salaries and benefits of our chief financial officer and treasurer, chief compliance officer, internal counsel and secretary and their respective staffs. We compensated our Administrator through reimbursement of our portion of the Administrator’s payroll, benefits and general overhead expenses.

Amended and Restated Advisory and Administration Agreements

On February 1, 2013, we entered into each of the Amended Advisory Agreement and the Amended Administration Agreement.

Amended Advisory Agreement

Base Management Fee

Under the terms of our Amended Advisory Agreement that went into effect on February 1, 2013, we pay an annual base management fee equal to a percentage of our adjusted stockholders’ equity, which is defined as our total stockholders’ equity at the end of each quarter less the recorded value of any preferred stock we may issue and any uninvested cash proceeds from the IPO. For 2013, the base management fee was set at 1.0% of our adjusted stockholders’ equity; however, beginning in 2014, we will pay a base management fee equal to 2.0% of our adjusted stockholders’ equity, which will no longer exclude the uninvested cash proceeds from the IPO.

Incentive Fee

Under the terms of our Amended Advisory Agreement, we also pay an additional quarterly incentive fee based on funds from operations (“FFO”). For purposes of calculating the incentive fee, our FFO, before giving effect to any incentive fee (our “Pre-Incentive Fee FFO”) will include any realized capital gains or losses, less any distributions paid on our preferred stock, but will not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our Pre-Incentive Fee FFO for a particular calendar quarter exceeds a hurdle rate of 1.75%, or 7% annualized, of our total stockholders’ equity at the end of the quarter. Our Adviser will receive 100% of the amount of the Pre-Incentive Fee FFO for the quarter that exceeds the hurdle rate but is less than 2.1875% of our adjusted stockholders’ equity at the end of the quarter, or 8.75% annualized, and 20% of the amount of our Pre-Incentive Fee FFO that exceeds 2.1875% for the quarter.

For the three months ended March 31, 2013, we paid an incentive fee to our Adviser of $41,037; however, during the three months ended June 30, 2013, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee paid for the three months ended March 31, 2013, and such fee was credited to us during the three months ended June 30, 2013. There was no incentive fee earned by our Adviser for the year ended December 31, 2012, as there was no agreement in place during the period by which to incur an incentive fee.

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

The following table summarizes the management fees, incentive fees and associated credits and the administration fees reflected in our accompanying Consolidated Statements of Operations:

	For the Years Ended December 31,
	2013	2012	2011
Management Fee:
Allocated payroll and benefits	$38,668	$224,931	$198,053
Allocated overhead expenses	7,538	42,349	43,013

Prior management advisory fee(1)	46,206	267,280	241,066
Amended base management fee(2)	149,403	—	—

Total management fee(3)	$195,609	$267,280	$241,066

Incentive Fee:
Incentive Fee(3)	$41,037	$—	$—
Credit from voluntary, irrevocable waiver by Adviser’s board of directors(3)(4)	(41,037)	—	—

Net incentive fee	$—	$—	$—

Administration Fee:
Allocated payroll and benefits	$14,034	$143,381	$51,323
Allocated overhead expenses	4,498	37,017	17,114

Prior administration fee(1)	18,532	180,398	68,437
Amended administration fee(2)	175,932	—	—

Total administration fee(3)	$194,464	$180,398	$68,437

(1)	Pursuant to the Prior Advisory and Administration Agreements, respectively, as defined and described in further detail above, both of which were terminated on January 31, 2013.
(2)	Pursuant to the Amended Advisory and Administration Agreements, respectively, as defined and described in further detail above, both of which became effective on February 1, 2013.
(3)	Reflected as a line item on our accompanying Consolidated Statements of Operations.
(4)	An incentive fee of $41,037 was paid to our Adviser for the three months ended March 31, 2013; however, during the three months ended June 30, 2013, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee due and payable to the Adviser for the three months ended March 31, 2013.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Balance Sheets were as follows:

	As of	As of
	December 31, 2013	December 31, 2012
Management fee due to Adviser	$91,823	$46,710
Other due to Adviser(1)	9,834	2,934

Total due to Adviser	101,657	49,644

Administration fee due to Administrator	59,062	55,138

Total due to Administrator	59,062	55,138

Total due to related parties(2)	$160,719	$104,782

(1)	Other fees due to related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser on our behalf.
(2)	Reflected as a line item on our accompanying Consolidated Balance Sheets.

NOTE 5. BORROWINGS

Our borrowings as of December 31, 2013 and 2012 are summarized below:

					As of December 31, 2013			As of December 31, 2012
	Type of	Date of	Initial	Maturity	Principal	Stated	Remaining	Principal	Stated	Remaining
Issuer	Issuance	Issuance	Commitment	Date	Outstanding	Interest Rate	Availability	Outstanding	Interest Rate	Availability
MetLife	Mortgage Note Payable	12/30/2010	$45,200,000	1/5/2026	$43,054,165	3.50%	$—	$30,717,880	3.50%	$13,565,000
MetLife	Line of Credit	5/31/2012	4,785,000	4/5/2017	100,000	3.25%	4,685,000	100,000	3.35%	4,685,000

				Totals:	$43,154,165		$4,685,000	$30,817,880		$18,250,000

The weighted-average effective interest rate charged on all of our borrowings, excluding the impact of deferred financing costs, was 3.6% and 3.7% for the years ended December 31, 2013 and 2012, respectively.

Mortgage Note Payable

On December 30, 2010, we executed a loan agreement with Metropolitan Life Insurance Company (“MetLife”) in an amount not to exceed $45.2 million, pursuant to a long-term note payable. The note currently accrues interest at a rate of 3.50% per year. The interest rate was subject to adjustment on January 5, 2014, and remained fixed at 3.50%. The interest rate will be subject to further adjustment on January 5, 2017, and every three years thereafter to then-current market rates. The note is scheduled to mature on January 5, 2026, and we may not repay the note prior to maturity, except on one of the interest rate adjustment dates. The loan originally provided for three disbursements, which were drawn in 2011, and it was amended in December 2011 to provide for three additional disbursements, two of which were drawn prior to an additional amendment in December 2012. In connection with the December 2011 amendment, we also incur a commitment fee of 0.20% on undrawn amounts, effective January 5, 2012. As amended in December 2012, the loan agreement provided for up to three additional future disbursements by December 2013. In December 2013, we drew the remaining balance available under the loan at an interest rate of 3.50%, which was based on the prevailing market rate at the time of the disbursement.

The fair value of our mortgage note payable outstanding as of December 31, 2013, was approximately $43.7 million, as compared to a carrying value of $43.1 million. The fair value of the mortgage note payable was valued using Level 3 inputs under the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures,” and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms.

Scheduled principal payments of the mortgage note payable for each of the five succeeding fiscal years and thereafter are as follows:

		Scheduled
Period		Principal Payments
For the fiscal years ending December 31:	2014	$1,722,167
	2015	1,653,280
	2016	1,587,149
	2017	1,523,663
	2018	1,462,716
	Thereafter	35,105,190

		$43,054,165

As of December 31, 2013, the following properties have been pledged as collateral under this mortgage note payable: West Gonzales, West Beach, Dalton Lane, Keysville Road, Colding Loop, Trapnell Road, 38th Avenue and Sequoia Street.

Line of Credit

In November 2002, we entered into a $3.3 million revolving line of credit facility with Rabo Agrifinance (the “Prior Credit Facility”), which was scheduled to mature on December 1, 2017, secured by San Andreas. In May 2012, we repaid the outstanding balance, in full, under the Prior Credit Facility and obtained a new, $4.8 million revolving line of credit with MetLife that matures on April 5, 2017 (the “Credit Facility”). Our obligations under the Credit Facility are secured by a mortgage on San Andreas. The interest rate charged on the advances under the Credit Facility is equal to the three-month London Interbank Offered Rate (“LIBOR”) in effect at the beginning of each calendar quarter plus 3.00%, with a minimum annualized rate of 3.25%. We may use advances under the Credit Facility for both general corporate purposes and the acquisition of new properties.

As of both December 31, 2013 and 2012, there was $0.1 million outstanding under the Credit Facility, which is the minimum balance required, and approximately $4.7 million of availability from which we could draw. Due to the short-term and revolving nature of a line of credit, the carrying value of our Credit Facility of $0.1 million at both December 31, 2013 and 2012 is deemed to approximate fair value.

NOTE 6. STOCKHOLDERS’ EQUITY

Initial Public Offering

On January 28, 2013, we priced our IPO of 3,333,334 shares of our common stock at a public offering price of $15.00 per share, which closed on January 31, 2013. Gross proceeds totaled $50.0 million, and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $45.1 million. In connection with the offering, the underwriters exercised their option to purchase an additional 446,930 shares at the IPO price to cover over-allotments, which resulted in additional gross proceeds of $6.7 million and net proceeds, after deducting underwriting discounts, of $6.2 million. As of December 31, 2013, $37.9 million of these proceeds have been invested in new property acquisitions, and an additional $1.1 million has been expended or accrued for capital improvements on existing properties. In addition, a portion of the proceeds were also used to pay distributions to our stockholders, as well as for other general corporate purposes.

Distributions

Our Board of Directors declared and paid the following distributions to common stockholders during the years ended December 31, 2013, 2012 and 2011:

For the Years	Distributions per
Ended December 31,	Common Share
2013	$1.49
2012	—
2011	0.37

During the year ended December 31, 2013, we paid distributions to stockholders of $9.7 million, a portion of which relates to the $9.6 million of accumulated earnings and profits from prior years that must be paid out by the end of the first year in which we elect to be taxed as a REIT, which we intend to be our taxable year ended December 31, 2013.

For federal income tax characterization purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination thereof. For the year ended December 31, 2013, 100% of the distributions will be taxable as ordinary income; however, the portion relating to the purge of prior-year accumulated earnings and profits will be taxed at the reduced Qualified Dividend rates. For the year ended December 31, 2013, 98.53746% of the distributions will be classified as a Qualified Dividend. No distributions were declared or paid during the year ended December 31, 2012. For the year ended December 31, 2011, 100% of the distributions were characterized as ordinary income.

REIT Election and Accumulated Earnings and Profits

We intend to elect to be taxed as a REIT for federal income tax purposes for the year ended December 31, 2013, which election will be made in connection with the filing of our 2013 federal income tax return. To qualify as a REIT for 2013, we were required to distribute our non-REIT accumulated earnings and profits by December 31, 2013. We believe that our non-REIT accumulated earnings and profits were approximately $9.6 million as of December 31, 2013, before taking into account any stockholder distributions during 2013. By paying out $9.7 million in distributions to stockholders during 2013, we believe that we have fully distributed all accumulated earnings and profits from all prior years.

The amount of accumulated earnings and profits from prior years of $9.6 million includes approximately $4.0 million of net earnings and profits associated with a deferred intercompany gain resulting from land transfers, described elsewhere in this Form 10-K, that, for federal income tax purposes, will be triggered and become due immediately prior to the beginning of the initial taxable year for which we elect to be taxed as a REIT (i.e., January 1, 2013).

NOTE 7. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2013, 2012 and 2011. Earnings per share is computed using the weighted average number of shares outstanding during the respective periods.

	For the Years Ended December 31,
	2013	2012	2011
Net (loss) income	$(1,224,683)	$600,373	$6,219
Weighted average shares of common stock outstanding - basic and diluted	6,214,557	2,750,000	2,750,000

Basic & diluted (loss) earnings per common share	$(0.20)	$0.22	$0.00

NOTE 8. COMMITMENTS AND CONTINGENCIES

In connection with the execution of a new lease on Colding Loop in May 2013, we were required to install new wells and irrigation equipment on 121 of the 181 total farmable acres on the property. The installation of the new wells and irrigation equipment on these acres is substantially complete, and, as of December 31, 2013, we have expended or accrued approximately $616,000 related to the installation. In addition, if the tenant notifies us of their intention to fully utilize the remaining 60 acres of the property, we will be required to install new irrigation equipment to cover the additional 60 acres, which is estimated to cost approximately $83,000.

Coinciding with the extension of the lease on West Beach, we entered into an agreement with the tenants on the farm to provide oversight on certain capital improvements that will serve to protect the property against future flooding. The cost of these improvements, which we expect to be between $200,000 and $250,000, will be borne by us and will take place over the next year. In addition, under the terms of the agreement with our tenants, we are required to pay them $46,000 for their oversight role, to be paid in two equal installments over the course of the next year. These capital improvements are currently underway, and, as of December 31, 2013, we have expended or accrued approximately $23,000 related to these improvements.

In connection with the extension of the commercial lease on Trapnell Road, we agreed to incur the costs, up to a maximum of $450,000, of expanding and upgrading the cooling facility on the property. As of December 31, 2013, we have expended or accrued approximately $352,000 related to these improvements. This work was completed in January 2014, and the total cost to us of the improvements was $450,000. See Note 10, “Subsequent Events,” for further discussion on this completion.

NOTE 9. QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2013 and 2012:

Fiscal Year 2013:	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Operating revenues	$914,583	$949,756	$996,096	$1,177,703
Operating expenses	(538,105)	(611,333)	(647,480)	(883,767)
Other expenses	(269,773)	(261,229)	(258,450)	(272,954)

Net income before income taxes	106,705	77,194	90,166	20,982
Provision for income taxes	(59,189)	(46,838)	(85,406)	(1,328,297)

Net income (loss)	$47,516	$30,356	$4,760	$(1,307,315)

Earnings (loss) per weighted average common shares - basic and diluted	$0.01	$0.00	$0.00	$(0.20)

Weighted average common shares outstanding - basic and diluted	5,249,898	6,530,264	6,530,264	6,530,264

Fiscal Year 2012:	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Operating revenues	$813,475	$811,900	$848,462	$916,757
Operating expenses	(317,402)	(254,924)	(542,842)	(373,811)
Other expenses	(214,669)	(253,487)	(245,937)	(286,830)

Net income before income taxes	281,404	303,489	59,683	256,116
Provision for income taxes	(93,830)	(101,193)	(19,900)	(85,396)

Net income	$187,574	$202,296	$39,783	$170,720

Earnings per weighted average common shares - basic and diluted	$0.07	$0.07	$0.01	$0.06

Weighted average common shares outstanding - basic and diluted	2,750,000	2,750,000	2,750,000	2,750,000

NOTE 10. SUBSEQUENT EVENTS

Distributions

On January 7, 2014, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 22, 2014	January 31, 2014	$0.03
February 19, 2014	February 28, 2014	0.03
March 17, 2014	March 31, 2014	0.03

	Total:	$0.09

Investment Activity

On January 21, 2014, we completed the work for the expansion and upgrade of the cooling facility on Trapnell Road, for which we expended a total of $450,000. In accordance with the lease amendment executed in October 2013, we will begin earning additional rental income on the costs incurred related to this project at an annual rate of 8.5%.

On January 30, 2014, we entered into an agreement of purchase and sale to purchase approximately 200 acres of land in Oregon (the “Property”). The Property is irrigated farmland that is farmed primarily for blueberries. The purchase of the Property is subject to customary conditions and termination rights for transactions of this type, including a due diligence inspection period, and there can be no assurance that the acquisition will be consummated by a certain time, or at all.

GLADSTONE LAND CORPORATION

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

		Initial Cost					Total Cost
Location of Property	Encum- brances	Land and Land Improve- ments	Buildings & Improve- ments	Horti- culture	Land Improve- ment Costs Capitalized Subsequent to Acquisition	Building & Improvements Costs Capitalized Subsequent to Acquisition	Land and Land Improve- ments	Buildings & Improve- ments	Horti- culture	Total(1)	Accumulated Depre- ciation(2)	Net Real Estate	Date Acquired
Santa Cruz County, California:
Land & Irrigation System	$100,000	$4,350,000	$—	$—	$—	$579,307	$4,350,000	$579,307	$—	$4,929,307	$64,339	$4,864,968	6/16/1997
Ventura County, California:
Land, Buildings, Cooler & Irrigation System	27,900,311	9,895,497	—	—	—	5,290,432	9,895,497	5,290,432	—	15,185,929	2,766,761	12,419,168	9/15/1998
Santa Cruz County, California:
Land	5,206,014	8,328,475	—	—	23,000	—	8,351,475	—	—	8,351,475	—	8,351,475	1/3/2011
Santa Cruz County, California:
Land & Buildings	1,716,942	2,314,113	414,075	—	—	—	2,314,113	414,075	—	2,728,188	27,978	2,700,210	7/7/2011
Hillsborough County, Florida:
Land	917,338	1,227,816	—	—	—	—	1,227,816	—	—	1,227,816	—	1,227,816	10/26/2011
Hillsborough County, Florida:
Land, Buildings, Site Improvements & Irrigation System	2,176,837	2,513,696	909,491	—	—	656,071	2,513,696	1,565,562	—	4,079,258	92,149	3,987,109	8/9/2012
Hillsborough County, Florida:
Land, Cooler, Site Improvements & Irrigation System	2,414,143	2,198,728	1,657,339	—	—	351,852	2,198,728	2,009,191	—	4,207,919	146,752	4,061,167	9/12/2012
Van Buren County, Michigan:
Land, Buildings, Irrigation System & Horticulture	821,680	647,430	282,825	447,035	—	—	647,430	282,825	447,035	1,377,290	28,086	1,349,204	4/5/2013
Marion County, Oregon:
Land, Buildings & Irrigation System	1,900,900	2,493,809	703,454	—	—	—	2,493,809	703,454	—	3,197,263	22,167	3,175,096	5/31/2013
Monterey County, California:
Land, Buildings & Irrigation System	—	7,186,774	164,114	—	—	—	7,186,774	164,114	—	7,350,888	2,279	7,348,609	10/21/2013
Van Buren County, Michigan:
Land, Buildings, Irrigation System & Horticulture	—	805,773	722,575	488,604	5,900	—	811,673	722,575	488,604	2,022,852	12,677	2,010,175	11/5/2013
Ventura County, California:
Land, Buildings, Site Improvements, Irrigation System & Horticulture	—	2,847,948	72,753	103,211	—	—	2,847,948	72,753	103,211	3,023,912	3,682	3,020,230	12/16/2013
Morrow County, Oregon:
Land & Irrigation System	—	12,937,446	1,118,325	—	—	—	12,937,446	1,118,325	—	14,055,771	—	14,055,771	12/27/2013
Cochise County, Arizona:
Land, Buildings & Irrigation System	—	6,167,902	572,283	—	—	—	6,167,902	572,283	—	6,740,185	—	6,740,185	12/27/2013

	$43,154,165	$63,915,407	$6,617,234	$1,038,850	$28,900	$6,877,662	$63,944,307	$13,494,896	$1,038,850	$78,478,053	$3,166,870	$75,311,183

(1)	The aggregate cost for land, buildings, improvements and horticulture for federal income tax purposes is the same as the total gross cost of such assets.

(2)	The Company computes depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the estimated useful life for horticulture and 5 to 7 years for equipment and fixtures.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2013, 2012 and 2011, respectively:

	2013	2012	2011
Balance, beginning of period	$39,678,968	$32,399,715	$19,551,350
Additions:
Acquisitions during the period	37,768,162	7,279,253	12,284,480
Improvements	1,030,923	—	563,885
Deductions:
Dispositions during period	—	—	—
Purchase price adjustments	—	—	—

Balance, end of period	$78,478,053	$39,678,968	$32,399,715

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2013, 2012 and 2011, respectively:

	2013	2012	2011
Balance, beginning of period	$2,535,084	$2,122,817	$1,790,776
Additions during period	631,786	412,267	332,041
Dispositions during period	—	—	—

Balance, end of period	$3,166,870	$2,535,084	$2,122,817

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2013. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Election of Directors to Class of 2017,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the sub-caption “Code of Business Conduct and Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and sub-caption “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2014 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Financial Statements

2.	Financial statement schedules

Schedule III – Real Estate and Accumulated Depreciation is filed herewith.

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 the Registration Statement on Form S-11 (File No. 333-183965), filed November 15, 2012.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.1	Investment Advisory Agreement by and between the Registrant and Gladstone Management Corporation, dated November 4, 2004, incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.2	First Amended and Restated Administration Agreement by and between the Registrant and Gladstone Administration, LLC, dated June 1, 2011, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.3	Agreement of Limited Partnership of Gladstone Land Limited Partnership dated December 31, 2003, incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.4	First Amendment of Agreement of Limited Partnership of Gladstone Land Limited Partnership, dated October 20, 2004, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.5	Amended and Restated Investment Advisory Agreement by and between the Registrant and Gladstone Management Corporation, dated February 1, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed February 4, 2013.

10.6	Second Amended and Restated Administration Agreement by and between the Registrant and Gladstone Administration, LLC, dated February 1, 2013, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed February 4, 2013.

10.7	Loan Agreement by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC, as borrower, and the Registrant, as guarantor, dated December 30, 2010, incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.8	First Amendment to Loan Agreement by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC, and West Gonzales Road Oxnard, LLC, as borrowers, and the Registrant, as guarantor, dated February 3, 2011, incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.9	Second Amendment to Loan Agreement by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC and Dalton Lane Watsonville, LLC, as borrowers, and the Registrant, as guarantor, dated July 5, 2011, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.10	Third Amendment to Loan Agreement by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC and Dalton Lane Watsonville, LLC, as borrowers, and the Registrant, as guarantor, dated December 15, 2011, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.11	Fourth Amendment to Loan Agreement (Fourth Disbursement) by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC, Dalton Lane Watsonville, LLC, and Keysville Road Plant City, LLC, as borrowers, and the Registrant, as guarantor, dated April 3, 2012, incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.12	Fifth Amendment to Loan Agreement (Cross-Default Agreement) by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC, Dalton Lane Watsonville, LLC, and Keysville Road Plant City, LLC, as borrowers, and the Registrant, as guarantor, dated May 23, 2012, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.13	Sixth Amendment to Loan Agreement (Fifth Disbursement) by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC, Dalton Lane Watsonville, LLC, Keysville Road Plant City, LLC, Colding Loop Road Wimauma, LLC and Trapnell Road Plant City, LLC, as borrowers, and the Registrant, as guarantor, dated September 5, 2012, incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.14	Seventh Amendment to Loan Agreement (Extension of Disbursement Period) by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC, Dalton Lane Watsonville, LLC, Keysville Road Plant City, LLC, Colding Loop Road Wimauma, LLC and Trapnell Road Plant City, LLC, as borrowers, and the Registrant, as guarantor, dated December 14, 2012, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.15	Eighth Amendment to Loan Agreement (Sixth Disbursement) by and among Metropolitan Life Insurance Company, as lender, West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC, Dalton Lane Watsonville, LLC, Keysville Road Plant City, LLC, Colding Loop Road Wimauma, LLC, Trapnell Road Plant City, LLC, 38th Avenue Covert Michigan, LLC, and Sequoia Street Brooks, LLC, as borrowers, and the Registrant, as guarantor, dated December 23, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed December 30, 2013.

10.16	Loan Agreement by and between Metropolitan Life Insurance Company, as lender, San Andreas Road Watsonville, LLC, as borrower, and the Registrant, as guarantor, dated May 23, 2012, incorporated by reference to Exhibit 10.14 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.17	Loan Guaranty Agreement by the Registrant, dated May 23, 2012, incorporated by reference to Exhibit 10.15 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.18	Loan Guaranty Agreement by the Registrant, dated December 30, 2010, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

10.19	Promissory Note by West Beach Street Watsonville, LLC, as borrower, in favor of Metropolitan Life Insurance Company, as lender, dated December 30, 2010, incorporated by reference to Exhibit 10.18 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.20	First Amendment to Promissory Note by and between West Beach Street Watsonville, LLC and West Gonzales Road Oxnard, LLC, as borrowers, and Metropolitan Life Insurance Company, as lender, dated February 3, 2011, incorporated by reference to Exhibit 10.19 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.21	Second Amendment to Promissory Note by and among West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC and Dalton Lane Watsonville, LLC, as borrowers, and Metropolitan Life Insurance Company, as lender, dated July 5, 2011, incorporated by reference to Exhibit 10.20 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.22	Third Amendment to Promissory Note (Fourth Disbursement) by and among West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC, Dalton Lane Watsonville, LLC and Keysville Road Plant City, LLC, as borrowers, and Metropolitan Life Insurance Company, as lender, dated April 3, 2012, incorporated by reference to Exhibit 10.21 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.23	Fourth Amendment to Promissory Note (Fifth Disbursement)by and among West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC, Dalton Lane Watsonville, LLC, Keysville Road Plant City, LLC, Colding Loop Road Wimauma, LLC and Trapnell Road Plant City, LLC, as borrowers, and Metropolitan Life Insurance Company, as lender, dated September 5, 2012, incorporated by reference to Exhibit 10.22 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.24	Fifth Amendment to Promissory Note (Sixth Disbursement) by and among West Beach Street Watsonville, LLC, West Gonzales Road Oxnard, LLC, Dalton Lane Watsonville, LLC, Keysville Road Plant City, LLC, Colding Loop Road Wimauma, LLC, Trapnell Road Plant City, LLC, 38th Avenue Covert Michigan, LLC and Sequoia Street Brooks, LLC, as borrowers, and Metropolitan Life Insurance Company, as lender, dated December 23, 2013, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed December 30, 2013.

10.25	Promissory Note by San Andreas Road Watsonville, LLC, as borrower, in favor of Metropolitan Life Insurance Company, as lender, dated May 23, 2012, incorporated by reference to Exhibit 10.23 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.26	Agreement of Purchase and Sale, by and between the Registrant and Matsui Nursery, Inc., dated August 20, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed October 25, 2013.

10.27	Agreement of Purchase and Sale, dated as of July 8, 2013, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35795), filed October 29, 2013.

10.28	Agreement of Purchase and Sale, dated as of August 23, 2013, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-35795), filed October 29, 2013.

10.29	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of October 7, 2013, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-35795), filed October 29, 2013.

10.30	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of November 18, 2013 (filed herewith).

10.31	Agreement of Purchase and Sale, dated as of December 10, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed January 3, 2014.

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this Report).

21	List of Subsidiaries of the Registrant (filed herewith).

23.1	Consents of Nicholson & Company (filed herewith).

23.2	Consent of Moss & Associates (filed herewith).

23.3	Consents of McGrath, Alderman & Associates, Inc. (filed herewith).

23.4	Consent of Borrell Consulting Services (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (v) the Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: February 24, 2014	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer and Treasurer

Date: February 24, 2014	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2014	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: February 24, 2014	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date: February 24, 2014	By:	/s/ Danielle Jones
Danielle Jones Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: February 24, 2014	By:	/s/ Anthony W. Parker
Anthony W. Parker Director

Date: February 24, 2014	By:	/s/ Michela A. English
Michela A. English Director

Date: February 24, 2014	By:	/s/ Paul Adelgren
Paul Adelgren Director

Date: February 24, 2014	By:	/s/ John Outland
John Outland Director

Date: February 24, 2014	By:	/s/ John D. Reilly
John D. Reilly Director

Date: February 24, 2014	By:	/s/ Terry Earhart
Terry Earhart Director