Form 10-Q
period 2014-06-30
GLADSTONE LAND Corp
filed 2014-08-04
CIK 1495240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 4, 2014, was 6,530,264.

GLADSTONE LAND CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
Real estate, at cost	$90,394,803	$78,478,053
Less: accumulated depreciation	(3,587,682)	(3,166,870)

Total real estate, net	86,807,121	75,311,183
Lease intangibles, net	641,600	311,064
Cash and cash equivalents	3,829,591	16,271,282
Restricted cash	1,529	41
Short-term investments	680,781	680,443
Deferred financing costs, net	812,809	309,933
Deferred offering costs	139,972	—
Other assets	857,696	789,518

TOTAL ASSETS	$93,771,099	$93,673,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage note payable	$41,331,998	$43,054,165
Borrowings under line of credit	3,000,000	100,000
Accounts payable and accrued expenses	676,627	1,097,270
Due to related parties(1)	314,404	160,719
Other liabilities	1,391,701	749,318

TOTAL LIABILITIES	46,714,730	45,161,472

Commitments and contingencies(2)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized; 6,530,264 shares issued and outstanding at both June 30, 2014, and December 31, 2013	6,530	6,530
Additional paid in capital	51,326,262	51,326,262
Distributions in excess of earnings	(4,276,423)	(2,820,800)

TOTAL STOCKHOLDERS’ EQUITY	47,056,369	48,511,992

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,771,099	$93,673,464

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information
(2)	Refer to Note 8, “Commitments and Contingencies,” for additional information

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Rental revenues	$1,561,291	$949,756	$3,056,927	$1,864,339
Tenant recovery revenue	4,644	—	4,644	—

Total operating revenues	1,565,935	949,756	3,061,571	1,864,339

OPERATING EXPENSES:
Depreciation and amortization	330,486	177,323	618,517	337,359
Management fee(1)	236,531	25,136	477,495	84,301
Incentive fee(1)	—	—	—	41,037
Administration fee(1)	65,047	57,508	131,205	95,840
Professional fees	110,605	163,764	289,592	249,156
Acquisition-related expenses	177,334	4,266	220,746	21,137
Property operating expenses	81,480	28,972	147,065	47,467
General and administrative expenses	206,975	195,401	424,290	314,179

Operating expenses before credits from Adviser	1,208,458	652,370	2,308,910	1,190,476
Credits to fees from Adviser(1)	—	(41,037)	—	(41,037)

Total operating expenses, net of credits to fees	1,208,458	611,333	2,308,910	1,149,439

OPERATING INCOME	357,477	338,423	752,661	714,900

OTHER INCOME (EXPENSE):
Interest income	4,327	14,818	9,975	25,445
Other income	—	—	749	—
Interest expense	(405,797)	(276,047)	(779,837)	(556,446)
Property and casualty loss	(250,478)	—	(250,478)	—

Total other expense	(651,948)	(261,229)	(1,019,591)	(531,001)

Net (loss) income before income taxes	(294,471)	77,194	(266,930)	183,899

Income tax provision	(6,623)	(46,838)	(13,246)	(106,027)

NET (LOSS) INCOME	$(301,094)	$30,356	$(280,176)	$77,872

(LOSS) EARNINGS PER COMMON SHARE:
Basic and diluted	$(0.05)	$0.00	$(0.04)	$0.01

Distributions per common share	$0.09	$0.36	$0.18	$0.44

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - basic and diluted	6,530,264	6,530,264	6,530,264	5,893,618

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(280,176)	$77,872
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	618,517	337,359
Amortization of deferred financing fees	20,013	14,890
Amortization of deferred rent assets and liabilities, net	(60,971)	(52,956)
Property and casualty loss	250,478	—
Changes in operating assets and liabilities:
Other assets	81,945	(2,355,672)
Accounts payable, accrued expenses, and due to related parties	(405,464)	9,688
Other liabilities	512,893	276,628

Net cash provided by (used in) operating activities	737,235	(1,692,191)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate	11,161,635	(4,682,871)
Capital expenditures on existing real estate	(1,221,664)	—
Increase in restricted cash	(1,488)	—
Purchase of U.S. Treasuries	—	(19,994,981)
Maturity of U.S. Treasuries	—	20,000,000
Deposits on future acquisitions	(200,000)	—
Deposits refunded	50,000	—

Net cash used in investing activities	(12,534,787)	(4,677,852)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity	—	56,703,960
Offering costs	(124,972)	(4,687,579)
Repayments on mortgage note payable	(1,722,167)	(1,228,715)
Borrowings from line of credit	9,900,000	1,600,000
Repayments on line of credit	(7,000,000)	(1,600,000)
Financing fees	(521,553)	(12,230)
Distributions paid	(1,175,447)	(2,873,316)

Net cash (used in) provided by financing activities	(644,139)	47,902,120

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,441,691)	41,532,077
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,271,282	873,474

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,829,591	$42,405,551

NON-CASH INVESTING AND FINANCING INFORMATION:
Non-cash additions to real estate	$312,171	$1,978

Offering costs included in accounts payable and accrued expenses	15,000	—

Financing fees included in accounts payable and accrued expenses	1,336	—

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

Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”). It is currently anticipated that this income will predominately consist of fees we receive related to the leasing of real estate, though we may also provide ancillary services to farmers through this subsidiary. There have been no fees related to the leasing of real estate or for ancillary services earned by Land Advisers to date. Since we currently own 100% of the voting securities of Land Advisers, the financial position and results of operations of Land Advisers are consolidated with those of the Company.

All subsequent references in this report to the “Company,” “we,” “us” and “our” refer, collectively, to Gladstone Land Corporation, the Operating Partnership and the Company’s and the Operating Partnership’s subsidiaries, unless the context otherwise requires or where otherwise indicated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

Our interim financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The results of the interim period reported herein are not indicative of the results to be expected for the full year. The interim financial statements and accompanying notes should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 24, 2014.

Out-of-Period Adjustment

During the three months ended September 30, 2013, and the three months ended December 31, 2013, we recorded adjustments to our income tax provision and to other assets that were related to our 2011 and 2012 provision reconciliation. As a result of the correction of these errors, we understated net income by $30,800 for the both three and nine months ended September 30, 2013, and by $9,638 and $40,438 for the three months and year ended December 31, 2013, respectively. We concluded that these adjustments were not material to the 2011, 2012 or 2013 results of operations; as such, these adjustments were recorded during 2013, with no impact on the six months ended June 30, 2013.

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

Whether our acquisitions are treated as an asset acquisition under ASC 360 or a business combination under ASC 805, the fair value of the purchase price is allocated among the assets acquired and any liabilities assumed. Management’s estimates of fair value are made using methods similar to those used by independent appraisers, such as a sales comparison approach, a cost approach and an income capitalization approach or discounted cash flow analysis. Factors considered by management in its analysis include an estimate of carrying costs during hypothetical, expected lease-up periods, taking into consideration current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed. In estimating carrying costs, management also includes lost reimbursement of real estate taxes, insurance and other operating expenses, as well as estimates of lost rental income at market rates during the hypothetical, expected lease-up periods, which typically range from 3 to 12 months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses, to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. While management believes these estimates to be reasonable based on the information available at the time of acquisition, the preliminary purchase price allocation may be adjusted if management obtains more information regarding the valuations of the assets acquired or liabilities assumed.

We allocate purchase price to the fair value of the tangible assets and liabilities of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, buildings, improvements and horticulture, based on management’s determination of the fair values of these assets. Real estate depreciation expense on these tangible assets was $296,946 and $556,509 for the three and six months ended June 30, 2014, respectively, and $148,046 and $283,101 for the three and six months ended June 30, 2013, respectively.

We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining, non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate whether fixed-rate renewal options, if any, should be included.

In connection with our 2014 acquisitions, we allocated $45,675 of the purchase price to above-market lease values. The fair value of capitalized above-market leases, included as part of Other assets in the accompanying Condensed Consolidated Balance Sheets, is amortized as a reduction of rental income on a straight-line basis over the remaining, non-cancelable terms of the respective leases, including that of any fixed-price or below-market renewal options. Total amortization related to above-market lease values was $461 for both the three and six months ended June 30, 2014. There were no above-market lease values recorded prior to 2014. In connection with our 2014, 2013 and 2012 acquisitions, we allocated $49,976, $161,547 and $98,808, respectively, of the purchase price to below-market lease values. The fair value of capitalized below-market leases, included as part of Other liabilities in the accompanying Condensed Consolidated Balance Sheets, is amortized as an increase to rental income on a straight-line basis over the remaining, non-cancelable terms of the respective leases, including that of any fixed-price or below-market renewal options. Total amortization related to below-market lease values was $20,980 and $40,874 for the three and six months ended June 30, 2014, respectively, while no such amortization was recorded for the three or six months ended June 30, 2013. Prior to 2012, all acquired leases were determined to be at market.

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

The value of in-place leases and unamortized lease origination costs are amortized to expense on a straight-line basis over the remaining terms of the respective leases assumed upon acquisition, which range from 1 to 10 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease at the existing property or entering a lease at a different property owned by us, is amortized to expense over the remaining lease term and any anticipated renewal periods in the respective leases. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, lease origination costs and tenant relationship intangibles will be immediately charged to the related income or expense.

Total amortization expense related to these intangible assets, in aggregate, was $33,540 and $62,008 for the three and six months ended June 30, 2014, respectively, and $29,277 and $54,258 for the three and six months ended June 30, 2013, respectively.

Impairment of Real Estate Assets

We account for the impairment of our tangible and identifiable intangible real estate assets in accordance with ASC 360, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine whether indicators of impairment exist. Such indicators may include, but are not limited to, declines in a property’s operating performance, deteriorating market conditions and environmental or legal concerns. If circumstances support the possibility of impairment, we prepare a projection of the total undiscounted future cash flows of the specific property, including proceeds from disposition without interest charges, and compare them to the net book value of the property to determine whether the carrying value of the property is recoverable. In performing the analysis, we consider such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, agricultural and business conditions in the regions in which our farms are located and whether there are indications that the fair value of the real estate has decreased. If the carrying amount is more than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying value exceeds the estimated fair value of the property.

We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. During the three months ended June 30, 2014, we had two separate fires that partially damaged structure on each of two properties, which constituted an indicator of impairment. However, in accordance with ASC 360, we assessed the recoverability of the two properties and determined that the net carrying value of each property was fully recoverable. Therefore, no impairment loss was recorded; however, casualty losses were recognized for each event. See “—Involuntary Conversions and Property and Casualty Losses” below for further detail. We further concluded that none of our properties were impaired as of June 30, 2014, and we will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception.

Tenant Improvements

From time to time, our tenants may pay for improvements on certain of our properties, in which case we will record the cost of such improvements as an asset, tenant improvements, along with a corresponding liability, deferred rent liability, on our balance sheet. Tenant improvements will be depreciated and the deferred rent liability amortized as an addition to rental income, each over the shorter of the useful life of the respective improvement or the remaining term of the existing lease in place. In determining whether the tenant or the Company is the owner, for accounting purposes, of such improvements, several factors will be considered, including, but not limited to: (i) whether the tenant or landlord retains legal title to the improvements upon expiration of the lease; (ii) whether the lease stipulates how such improvements should be treated; (iii) the uniqueness of the improvements (i.e., whether the improvements were made to meet the specific needs or for the benefit of the tenant leasing the property, or if the improvements generally increased the value or extended the useful life of the asset improved upon); (iv) the expected useful life of the improvements relative to the remaining length of the lease; and (v) whether the tenant or the Company constructs or directs construction of the improvements. The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.

When improvements on properties are paid for by us, we record such costs as building improvements and depreciate the costs over the estimated useful life of the improvement.

Restricted Cash

Restricted cash as of June 30, 2014, and December 31, 2013, consisted solely of accrued interest owed on funds held in escrow related to the acquisition of a property in December 2013. During the three and six months ended June 30, 2014, we have accrued $748 and $1,488, respectively, of accrued interest on these funds held in escrow.

Short-term Investments

We consider short-term investments to consist of any highly-liquid securities that have an original maturity of less than one year but greater than three months at the time of purchase. As of June 30, 2014, and December 31, 2013, short-term investments consisted of approximately $0.7 million held in a certificate of deposit (“CD”). The CD originally matured on September 6, 2013; however, upon maturity, the balance was rolled into a new, 12-month CD with a maturity date of September 6, 2014. Due to the short-term nature of the CD, the amortized cost of the security was deemed to approximate its fair value as of both June 30, 2014 and December 31, 2013. During the three and six months ended June 30, 2013, we also held $20.0 million of short-term U.S. Treasury Bills that matured on June 27, 2013, and were subsequently invested in a money-market deposit account. As of both June 30, 2014, and December 31, 2013, our short-term investments were classified as held-to-maturity and were recorded at their amortized cost on the Condensed Consolidated Balance Sheets.

Total income earned on these short-term investments is included in Interest income on the accompanying Condensed Consolidated Statements of Operations and totaled $170 and $337 for the three and six months ended June 30, 2014, respectively, and $3,350 and $5,361 for the three and six months ended June 30, 2013, respectively.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. These costs are deferred and amortized over the term of the related financing using the straight-line method due to the revolving nature of the financing instrument. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense. Total amortization expense related to deferred financing costs is included in Interest expense on the accompanying Condensed Consolidated Statements of Operations. Accumulated amortization of deferred financing costs was $84,160 and $64,148 as of June 30, 2014, and December 31, 2013, respectively.

Effective May 9, 2014, we entered into a new agreement with Metropolitan Life Insurance Company (“MetLife”) for a new mortgage loan and credit facility. In connection with this transaction, we incurred $522,644 of financing costs, which will be amortized over the term of the new facility. In addition, in accordance with ASC 470, “Debt,” as the borrowing capacity of our new facility is greater than that of our prior facility with MetLife, the unamortized deferred financing costs from our prior facility should be associated with the new facility. As such, $298,614 of unamortized deferred financing costs from our prior facility was also deferred and will be amortized over the term of the new facility

Deferred Offering Costs

We account for deferred offering costs in accordance with SEC Staff Accounting Bulletin (“SAB”), Topic 5.A, which states that incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. Accordingly, we record costs incurred related to public offerings of equity securities on our Condensed Consolidated Balance Sheets and pro-ratably apply these amounts to the proceeds of equity as stock is issued. The deferred offering costs on our Condensed Consolidated Balance Sheets as of June 30, 2014, are related to the filing and preparation of a registration statement on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2014.

Other Assets

Other assets consist primarily of income taxes receivable, deferred rent, insurance proceeds receivable, prepaid expenses, deposits on potential real estate acquisitions, above-market lease values and other miscellaneous receivables.

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease, reported evenly over the non-cancelable term of the lease. Some of our leases contain rental increases at specified intervals; we recognize such revenues on a straight-line basis. Deferred rent receivable, included in Other assets on the accompanying Condensed Consolidated Balance Sheets, includes the cumulative difference between rental revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms. Capitalized above-market and below-market leases are included in Other assets and Other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets, the values of which are amortized against or into rental income over the life of the respective leases. In addition, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. We periodically review deferred rent receivable as it relates to straight-line rents and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions of the industry in which the tenant operates and economic and agricultural conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectable accounts or record a direct write-off of the specific rent receivable. No such reserves or direct write-offs have been recorded to date.

Tenant reimbursement revenue includes payments received from tenants as reimbursements for certain operating expenses, such as property taxes and insurance premiums. These expenses and their subsequent reimbursements are recognized under property operating expenses as incurred and tenant reimbursements as earned, respectively, which typically occur and are recorded in the same periods.

Involuntary Conversions and Property and Casualty Losses

We account for involuntary conversions, for example, when a nonmonetary asset, such as property or equipment, is involuntarily converted to a monetary asset, such as insurance proceeds, in accordance with ASC 605, “Revenue Recognition – Gains and Losses,” which requires us to recognize a gain or a loss equal to the difference between the carrying amount of the nonmonetary asset and the amount of monetary assets received. Further, in accordance with ASC 450, “Contingencies,” if recovery of the loss is considered to be probable, we will recognize a receivable for the amount expected to be covered by insurance proceeds, not to exceed the related loss recognized.

During the three months ended June 30, 2014, we had two separate fires that partially damaged structures on two of our properties. While our assessment of the overall damage is still ongoing, we currently estimate that the assets damaged by the fires had an aggregate carrying value of approximately $250,000, which has been recorded as Property and casualty loss on the accompanying Condensed Consolidated Statements of Operations. Further, both assets were insured at the time of the fires, either by the tenant or by us, and at least partial recovery of these costs is considered probable. However, we are still in the process of assessing the amount expected to be recovered, as well as the collectability of such amounts; thus, no offset to the loss has been recorded at this time.

See Footnote 3, “Real Estate and Intangible Assets,” for further information on these events.

Income Taxes

We believe that we have completed all significant actions necessary to convert to a real estate investment trust (“REIT”), effective January 1, 2013; therefore, beginning with our taxable year ended December 31, 2013, we intend to elect to be taxed as a REIT for federal income tax purposes. As a REIT, we generally will not be subject to federal income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income.

For all tax years prior to 2013, our net income was taxed at regular corporate tax rates for both federal and state purposes, and we accounted for such income taxes in accordance with the provisions of ASC 740, “Income Taxes.” Under ASC 740-10-25, we account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In estimating future tax consequences, we consider all future events, other than changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment.

In addition, ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not (defined as a likelihood of more than 50%) that the tax position, based on the technical merits of the position, will be sustained upon examination by taxing authorities, including resolutions of any related appeals or litigation processes. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater-than-fifty-percent likelihood of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the Condensed Consolidated Statements of Operations. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, as well as accounting in interim periods, and requires increased disclosures. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as General and administrative expense on the Condensed Consolidated Statements of Operations. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority or by expiration of the applicable statute of limitation. We have performed a review of our tax positions and determined that, as of June 30, 2014, and December 31, 2013, we had no material uncertain tax positions.

A reconciliation between the U.S. statutory federal income tax rate and our effective income tax rate for the six months ended June 30, 2014 and 2013 is provided in the following table:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
U.S. statutory federal income tax rate	0.0%	34.0%
State taxes, net of U.S. federal income tax benefit	0.0%	23.4%
Other adjustments(1)	-5.0%	0.3%

Effective tax rate	-5.0%	57.7%

(1)	Adjustments made to the 2014 income tax provision relate to taxes owed to the state of California, as a result of the land transfers from prior years, mentioned above.

The provision for income taxes included in our Condensed Consolidated Financial Statements for both 2014 and 2013 were all current.

Also, beginning with our tax year ended December 31, 2013, we intend for Land Advisers to be treated as a TRS and to be subject to federal and state income taxes. Though Land Advisers has had no activity to date, we would account for any future income taxes in accordance with the provisions of ASC 740.

Segment Reporting

We do not evaluate performance on a property-specific or transactional basis, nor do we distinguish our principal business or group our operations on a geographical basis for purposes of measuring performance. Thus, we believe we have a single operating segment for reporting purposes in accordance with GAAP, that segment being farmland and farm-related properties.

Comprehensive Income (Loss)

For the three and six months ended June 30, 2014 and 2013, net (loss) income equaled comprehensive (loss) income; therefore, a separate statement of comprehensive income is not included in the accompanying Condensed Consolidated Financial Statements.

Recently-Issued Accounting Guidance

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” in April 2014. Under this revised guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. As an emerging growth company, the standard is effective for us with respect to (a) all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, and (b) all activities that, upon acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We currently anticipate that this standard will not have a significant impact on our financial position, results of operations or cash flows.

The FASB issued ASC 606, “Revenue from Contracts with Customers,” in May 2014. This revenue standard contains principles that an entity should apply to determine the measurement of revenue and timing of when it should be recognized. This standard is effective for our fiscal year beginning January 1, 2017, and we are currently evaluating any impact from adoption.

NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS

All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about our 26 farms as of June 30, 2014:

			Number			Lease
		Date	of	Total	Farmable	Expiration	Net Cost
Property Name	Location	Acquired	Farms	Acres	Acres	Date	Basis(1)	Encumbrances
San Andreas	Watsonville, CA	6/16/1997	1	307	237	12/31/2020	$4,846,052	$3,804,117
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	6/30/2020	12,104,670	19,354,256
West Beach	Watsonville, CA	1/3/2011	3	196	195	12/31/2023	8,406,970	3,705,734
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	10/31/2015	2,712,226	1,227,811
Keysville Road	Plant City, FL	10/26/2011	2	59	50	7/1/2016	1,230,757	—
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	6/14/2018	3,952,995	—
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	6/30/2017	4,187,395	—
38th Avenue	Covert, MI	4/5/2013	1	119	89	4/4/2020	1,502,132	586,359
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	5/31/2028	3,166,337	1,355,490
Natividad Road	Salinas, CA	10/21/2013	1	166	166	10/31/2024	7,436,725	3,060,783
20th Avenue	South Haven, MI	11/5/2013	3	151	94	11/4/2018	1,898,408	874,510
Broadway Road	Moorpark, CA	12/16/2013	1	60	60	12/15/2023	2,979,594	1,311,764
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	12/31/2023	14,030,734	6,121,567
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	2/29/2024	7,839,407	2,929,607
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	9/30/2024	2,590,516	—
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	9/30/2016	5,945,266	—
McIntosh Road	Dover, FL	6/20/2014	2	94	78	6/30/2017	2,618,537	—

			26	6,439	5,265		$87,448,721	$44,331,998

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for depreciation and amortization accumulated through June 30, 2014.

Real Estate

The following table sets forth the components of our investments in tangible real estate assets as of June 30, 2014, and December 31, 2013:

	June 30, 2014	December 31, 2013
Real estate:
Land and land improvements	$72,814,550	$63,944,307
Buildings and improvements	3,008,848	2,193,255
Coolers	5,098,330	5,293,796
Irrigation system	7,913,735	6,007,845
Horticulture	1,559,340	1,038,850

Real estate, gross	90,394,803	78,478,053
Accumulated depreciation	(3,587,682)	(3,166,870)

Real estate, net	$86,807,121	$75,311,183

New Real Estate Activity

2014 New Real Estate Activity

During the six months ended June 30, 2014, we acquired five farms in three separate transactions, which are summarized in the table below.

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight- line Rent(2)
Collins Road	Clatskanie, OR	5/30/2014	200	2	Blueberries	10.3 years	3 (5 years each)	$2,591,333	$58,441	$181,172
Spring Valley	Watsonville, CA	6/13/2014	145	1	Strawberries	2.3 years	None	5,900,000	48,915	270,901
McIntosh Road	Dover, FL	6/20/2014	94	2	Strawberries	3.0 years	None	2,666,000	61,190	136,908

			439	5				$11,157,333	$168,546	$588,981

(1)	Each of the properties acquired during the six months ended June 30, 2104, were accounted for as a business combination under ASC 805; therefore, the related costs associated with the acquisitions were expensed in the period incurred. However, $7,175 of these acquisition costs were direct costs incurred related to reviewing and assigning leases we assumed upon acquisition; therefore, we capitalized these costs as part of leasing costs. Further, $19,277 of the acquisition costs related to the closing of McIntosh Road was expensed prior to 2014.
(2)	Annualized straight-line amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market and below-market leases recorded.

No new debt was issued related to any of the properties acquired during the six months ended June 30, 2014; however, we funded a portion of the acquisitions with a draw on our new line of credit with MetLife.

As noted in the table above, all acquisitions during the six months ended June 30, 2014, were accounted for as business combinations in accordance with ASC 805, as there was a leasing history on the property or a lease in place that we assumed upon acquisition. As such, the fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred.

We determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the six months ended June 30, 2014, to be as follows:

Property Name	Land and Land Improvements	Buildings	Irrigation System	Site Improvements	Horticulture(1)	In-place Leases	Leasing Commissions(2)	Customer Relationships	Above (Below)- Market Leases	Total Acquisition Cost
Collins Road	$1,252,387	$555,667	$—	$126,719	$520,993	$45,086	$71,085	$24,796	$—	$2,596,733
Spring Valley	5,576,138	5,781	200,855	—	—	83,487	17,998	66,217	(49,976)	5,900,500
McIntosh Road	1,970,074	30,745	537,254	2,846	—	34,674	18,041	27,966	45,675	2,667,275

	$8,798,599	$592,193	$738,109	$129,565	$520,993	$163,247	$107,124	$118,979	$(4,301)	$11,164,508

(1)	Horticulture acquired on Collins Road consists of various types of blueberry bushes.
(2)	Leasing commissions represent the allocable portion of the purchase price, as well as direct costs that were incurred related to reviewing and assigning leases we assumed upon acquisition. Direct leasing costs incurred in connection with the properties acquired during the six months ended June 30, 2014, totaled $7,175.

Below is a summary of the total revenue and earnings recognized on the properties acquired during the three and six months ended June 30, 2014:

		For the Three and Six Months
		Ended June 30, 2014
Property Name	Acquisition Date	Rental Revenue	Earnings (1)
Collins Road	5/30/2014	$16,072	$8,278
Spring Valley	6/13/2014	13,545	8,335
McIntosh Road	6/20/2014	4,183	951

		$33,800	$17,564

(1)	Earnings are calculated as net income less interest expense (if debt was issued to acquire the property), income taxes and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.

2013 New Real Estate Activity

During the six months ended June 30, 2013, we acquired two farms in two separate transactions, which are summarized in the table below.

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Crop Grown	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight- line Rent(2)
38th Avenue	Covert, MI	4/5/2013	119	1	Blueberries	7.0 years	1 (7 years)	$1,341,000	$38,200	$87,286
Sequoia Street	Brooks, OR	5/31/2013	218	1	Blueberries	15.0 years	3 (5 years each)	3,100,000	108,210	193,617

			337	2				$4,441,000	$146,410	$280,903

(1)	Each of the properties acquired during the six months ended June 30, 2013, were accounted for as an asset acquisition under ASC 360; therefore, the related costs associated with the acquisitions were capitalized and included as part of the fair value allocation of the tangible assets acquired. In addition, $13,377 of these costs were capitalized as direct leasing costs we incurred as part of these acquisitions.
(2)	Annualized straight-line amount is based on the minimum rental payments required per the lease.

Both of the acquisitions in the table above were purchased using proceeds from the January 2013 IPO; thus, no additional debt was issued to finance either transaction.

As noted in the above table, both acquisitions during the six months ended June 30, 2013, were accounted for as asset acquisitions in accordance with ASC 360, as there was not a lease in place on the property that we assumed upon acquisition. Accordingly, all acquisition-related costs were capitalized and allocated pro-ratably to the fair value of all identifiable tangible assets. In addition, none of the purchase price was allocated to intangible assets; however, the costs we incurred in connection with originating the new leases on the properties were capitalized.

We determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the six months ended June 30, 2013, to be as follows:

Property Name	Land	Building	Drain System	Horticulture(1)	Leasing Commissions (2)	Total Acquisition Cost
38th Avenue	$647,431	$42,720	$240,105	$447,035	$3,842	$1,381,133
Sequoia Street	2,494,911	279,496	424,268	—	9,535	3,208,210

	$3,142,342	$322,216	$664,373	$447,035	$13,377	$4,589,343

(1)	Horticulture acquired on the 38th Avenue property consists of various types of high-bush variety blueberry bushes.
(2)	None of the purchase price was allocated to any intangibles; however, we incurred $13,377 of direct leasing costs in connection with the properties acquired during the six months ended June 30, 2013.

Below is a summary of the total revenue and earnings recognized on the properties acquired during the six months ended June 30, 2013:

		For the Three and Six Months Ended June 30, 2013
Property Location	Acquisition Date	Rental Revenue	Earnings (1)
38th Avenue	4/5/2013	$20,851	$11,297
Sequoia Street	5/31/2013	16,135	12,058

		$36,986	$23,355

(1)	Earnings are calculated as net income less interest expense, if debt was issued to acquire the property, income taxes and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.

Acquired Intangibles and Liabilities

For acquisitions treated as business combinations, the purchase price was allocated to the identifiable intangible assets and liabilities in accordance with ASC 805. No purchase price was allocated to any intangible assets related to acquisitions treated as asset acquisitions under ASC 360. However, the costs we incurred in connection with setting up new leases or reviewing existing leases on the properties were capitalized over the lives of the respective leases. The following table shows the weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed during the six months ended June 30, 2014 and 2013:

Intangible Assets and Liabilities	2014	2013
In-place leases	4.7	—
Leasing commissions	7.8	12.7
Customer relationships	7.3	—
Above-market leases	3.0	—
Below-market leases	2.3	—

All intangible assets and liabilities	5.6	12.7

Pro-Forma Financials

We acquired five farms during the six months ended June 30, 2014, and two farms during the six months ended June 30, 2013. The following table reflects pro-forma consolidated statements as if the properties were acquired at the beginning of the previous period. The table below reflects pro-forma financials for all farms acquired, regardless of whether they were treated as asset acquisitions or business combinations.

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Operating Data:
Total operating revenue	$3,317,410	$2,277,080
Total operating expenses	(2,268,698)	(1,299,947)
Other expenses	(1,052,043)	(563,454)

Net income before income taxes	(3,331)	413,680
Provision for income taxes	(13,246)	(237,817)

Net (loss) income	$(16,577)	$175,863

Share and Per Share Data:
(Loss) earnings per share of common stock - basic and diluted	$—	$0.03

Weighted average common shares outstanding - basic and diluted	6,530,264	5,967,538

Significant Existing Real Estate Activity

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

On March 27, 2014, we executed a lease with a new tenant to occupy West Beach that commences on November 1, 2014, as the lease term with the current tenants on the property will expire on October 31, 2014. The new lease term is for nine years, through December 31, 2023, and provides for prescribed rent escalations over its life, with minimum annualized GAAP straight-line rental income of $540,469, representing a 20.7% increase over that of the current lease.

On June 17, 2014, we extended the lease with the tenant occupying San Andreas, which was originally set to expire in December 2014. The lease was extended for an additional six years, through December 2020, and provides for rent escalations over its life, with annualized, GAAP straight-line rental income of $566,592, representing a 31.3% increase over that of the previous lease.

Property and Casualty Losses

During April 2014, two separate fires occurred on two of our properties, partially damaging a structure on each property. One occurred on 20th Avenue, on which the majority of a residential house was destroyed by a fire. We estimated the carrying value of the portion of the residential house damaged by the fire to be approximately $94,000. The second fire occurred on West Gonzales and damaged a portion of the cooling facility on the property. The carrying value of the portion of the cooler damaged by the fire was estimated to be approximately $156,000. Thus, we have written down the carrying value of these properties on the accompanying Condensed Consolidated Balance Sheets by these respective amounts. Further, in accordance with ASC 605, we have also recorded a corresponding Property and casualty loss line item on the Condensed Consolidated Statements of Operations.

Both assets were insured, either by the tenant or by us, at the time of the fires, and partial recovery of these costs is considered probable. However, we are still in the process of assessing the amount expected to be recovered, as well as the collectability of such amounts; thus, no offset to the loss has been recorded yet.

Intangible Assets

The following table summarizes the carrying value of lease intangible assets and the accumulated amortization for each intangible asset class as of June 30, 2014, and December 31, 2013:

	June 30, 2014		December 31, 2013
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$560,975	$(280,852)	$397,728	$(241,697)
Leasing Costs	256,876	(51,144)	146,558	(34,727)
Customer relationships	212,166	(56,421)	93,187	(49,985)

	$1,030,017	$(388,417)	$637,473	$(326,409)

The aggregate amortization expense for the remainder of 2014 and each of the five succeeding fiscal years and thereafter is as follows:

Period		Estimated Amortization Expense
For the remaining six months ending December 31:	2014	$113,054
For the fiscal years ending December 31:	2015	212,901
	2016	129,307
	2017	49,328
	2018	22,504
	2019	19,497
	Thereafter	95,009

		$641,600

Lease Expirations

The following table summarizes the lease expirations by year for our properties with leases in place as of June 30, 2014:

Year	Number of Expiring Leases	Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Six Months Ended June 30, 2014	% of Total Rental Revenue
2014 (1)	1	0	0.0%	$15,320	0.5%
2015	1	72	1.1%	71,250	2.3%
2016	2	204	3.2%	47,713	1.6%
2017	2	218	3.4%	143,436	4.7%
2018	2	370	5.7%	127,578	4.2%
2019	0	0	0.0%	—	0.0%
Thereafter	10	5,575	86.6%	2,651,630	86.7%

Totals	18	6,439	100.0%	$3,056,927	100.0%

(1)	Includes a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis .

Future Lease Payments

Future operating lease payments from tenants under all non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2014 and each of the five succeeding fiscal years and thereafter as of June 30, 2014, are as follows:

Period		Tenant Lease Payments
For the remaining six months ending December 31:	2014	$3,224,774
For the fiscal years ending December 31:	2015	6,539,854
	2016	6,430,992
	2017	6,005,651
	2018	5,689,606
	2019	5,696,871
	Thereafter	13,471,123

		$47,058,871

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay real estate property taxes on the respective parcels of land in the event the tenants fail to pay them. The aggregate annual real estate property taxes for all parcels of land owned by us as of June 30, 2014, are approximately $550,000.

Portfolio Diversification and Concentrations

Diversification

The following table summarizes the geographic locations of our properties with leases in place as of June 30, 2014 and 2013:

	As of and For the Six Months Ended June 30, 2014					As of and For the Six Months Ended June 30, 2013
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California	9	1,599	24.8%	$2,051,017	67.1%	6	1,228	62.4%	$1,591,082	85.3%
Oregon	4	2,313	35.9%	492,121	16.1%	1	218	11.1%	16,135	0.9%
Florida	8	496	7.7%	240,304	7.9%	6	402	20.4%	236,271	12.7%
Arizona	1	1,761	27.4%	145,328	4.7%	0	0	0.0%	—	0.0%
Michigan	4	270	4.2%	128,157	4.2%	1	119	6.1%	20,851	1.1%

	26	6,439	100.0%	$3,056,927	100.0%	14	1,967	100.0%	$1,864,339	100.0%

Concentrations

Credit Risk

Two of our farms are leased to a single tenant, Dole Food Company (“Dole”). As of June 30, 2014, 960 acres were leased to Dole, representing 14.9% of the total acreage we owned. Furthermore, aggregate rental income attributable to Dole accounted for approximately $1.4 million, or 46.5%, of the rental income recorded during the six months ended June 30, 2014. Rental income from Dole accounted for 69.4% of the total rental income recorded during the six months ended June 30, 2013. If Dole fails to make rental payments or elects to terminate any of its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 20.0% of the total rental income recorded during the six months ended June 30, 2014 or 2013.

Geographic Risk

9 of our 26 farms owned as of June 30, 2014, are located in California. As of June 30, 2014, our farmland in California accounted for 1,599 acres, or 24.8% of the total acreage we owned. Furthermore, these farms accounted for approximately $2.1 million, or 67.1%, of the rental income recorded during the six months ended June 30, 2014. Rental income from our farms in California accounted for 85.3% of the total rental income recorded by us during the six months ended June 30, 2013. Our other farms, located in Arizona, Florida, Michigan and Oregon, were purchased between October 2011 and June 2014. Though we seek to continue to further diversify geographically, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 20.0% of the total rental income recorded during the six months ended June 30, 2014 or 2013.

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

Amended and Restated Advisory and Administration Agreements

On February 1, 2013, we entered into each of the Amended Advisory Agreement and the Amended Administration Agreement.

Amended Advisory Agreement

Base Management Fee

Under the terms of our Amended Advisory Agreement that went into effect on February 1, 2013, we pay an annual base management fee equal to a percentage of our adjusted stockholders’ equity, which is defined as our total stockholders’ equity at the end of each quarter less the recorded value of any preferred stock we may issue and, for 2013 only, any uninvested cash proceeds from the IPO. For 2013, the base management fee was set at 1.0% of our adjusted stockholders’ equity; however, since January 1, 2014, the base management fee equals 2.0% of our adjusted stockholders’ equity, which no longer excludes uninvested cash proceeds from the IPO.

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

For the three months ended March 31, 2013, we paid an incentive fee to our Adviser of $41,037; however, during the three months ended June 30, 2013, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee paid for the three months ended March 31, 2013, and such fee was credited to us during the three months ended June 30, 2013. There was no incentive fee earned by our Adviser for the three or six months ended June 30, 2014, as our Pre-Incentive Fee FFO did not exceed the hurdle rate.

Amended Administration Agreement

Under the terms of the Amended Administration Agreement that went into effect on February 1, 2013, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent and our allocable portion of the salaries and benefits expenses of our chief financial officer, treasurer, chief compliance officer, general counsel and secretary, who also serves as our Administrator’s president, and their respective staffs. Unlike the Prior Administration Agreement, which provided that our allocable portion of these expenses be based on the percentage of time that our Administrator’s personnel devoted to our affairs, under the Amended Administration Agreement, our allocable portion of these expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies for whom our Administrator provides services.

The following table summarizes the management fees, incentive fees and associated credits and the administration fees reflected in our accompanying Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Management Fee:
Allocated payroll and benefits	$—	$—	$—	$38,668
Allocated overhead expenses	—	—	—	7,538

Prior management advisory fee(1)	—	—	—	46,206
Amended base management fee(2)	236,531	25,136	477,579	38,095

Total management fee(3)	$236,531	$25,136	$477,579	$84,301

Incentive Fee:
Incentive Fee(3)(4)	$—	$—	$—	$41,037
Credit from voluntary, irrevocable waiver by Adviser’s board of directors(3)(4)	—	(41,037)	—	(41,037)

Net incentive fee	$—	$(41,037)	$—	$—

Administration Fee:
Allocated payroll and benefits	$—	$—	$—	$14,034
Allocated overhead expenses	—	—	—	4,498

Prior administration fee(1)	—	—	—	18,532
Amended administration fee(2)	65,047	57,508	131,205	77,308

Total administration fee(3)	$65,047	$57,508	$131,205	$95,840

(1)	Pursuant to the Prior Advisory and Administration Agreements, respectively, as defined and described in further detail above, both of which were terminated on January 31, 2013.
(2)	Pursuant to the Amended Advisory and Administration Agreements, respectively, as defined and described in further detail above, both of which became effective on February 1, 2013.
(3)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.
(4)	An incentive fee of $41,037 was paid to our Adviser for the three months ended March 31, 2013; however, during the three months ended June 30, 2013, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee due and payable to the Adviser for the three months ended March 31, 2013.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets were as follows:

	As of June 30, 2014	As of December 31, 2013
Management fee due to Adviser	$236,531	$91,823
Other due to Adviser(1)	12,826	9,834

Total due to Adviser	249,357	101,657

Administration fee due to Administrator	65,047	59,062

Total due to Administrator	65,047	59,062

Total due to related parties (2)	$314,404	$160,719

(1)	Other fees due to related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser or Administrator on our behalf.
(2)	Reflected as a line item on our accompanying Consolidated Balance Sheets.

NOTE 5. BORROWINGS

Our borrowings as of June 30, 2014, and December 31, 2013, are summarized below:

					As of June 30, 2014			As of December 31, 2013
Issuer	Type of Issuance	Date of Issuance	Initial Commitment	Maturity Date	Principal Outstanding	Stated Interest Rate	Remaining Availability	Principal Outstanding	Stated Interest Rate	Remaining Availability
MetLife	Mortgage Note Payable	12/30/2010	$45,200,000	1/5/2026	$—	N/A	$—	$43,054,165	3.50%	$—	(1)
MetLife	Line of Credit	5/23/2012	4,785,000	4/5/2017	—	N/A	—	100,000	3.25%	4,685,000	(1)
MetLife	Mortgage Note Payable	5/9/2014	100,000,000	1/5/2029	41,331,998	3.50%	58,668,002	—	N/A	—	(2)
MetLife	Line of Credit	5/9/2014	25,000,000	4/5/2024	3,000,000	2.75%	22,000,000	—	N/A	—	(2)

				Totals:	$44,331,998		$80,668,002	$43,154,165		$4,685,000

(1)	Indebtedness was fully repaid with the proceed from the New Credit Facility, as defined below, and was terminated on May 9, 2014.
(2)	Based on the properties that were pledged as collateral as of June 30, 2014, approximately $14.5 million of the remaining availability was available for us to draw.

The weighted-average effective interest rate charged on all of our borrowings, excluding the impact of deferred financing costs, was 3.7% and 3.6% for the three and six months ended June 30, 2014, respectively, as compared to 3.6% for both the three and six months ended June 30, 2013.

Mortgage Note Payable and Line of Credit

On May 9, 2014, we closed on a new mortgage loan facility and a new revolving line of credit with MetLife for an aggregate amount of up to $125.0 million (the “New Credit Facility”). The New Credit Facility consists of a $100.0 million long-term note payable (the “New Note Payable”) and a $25.0 million revolving equity line of credit (the “New Line of Credit”). Under the New Credit Facility, we may borrow up to 58% of the aggregate of the lower of cost or the appraised value of the real property pledged as collateral.

The New Note Payable is scheduled to mature on January 5, 2029, and we may not repay the note prior to maturity, except on one of the interest rate adjustment dates. Advances will initially bear interest at a fixed rate of 3.50% per annum, plus an unused fee of 0.20% on undrawn amounts. The interest rate for subsequent disbursements will be based on prevailing market rates at the time of such disbursements. The interest rates on the initial advance and any subsequent disbursements will be subject to adjustment every three years. If we have not drawn the full commitment amount of $100.0 million by December 31, 2016, MetLife has the option to be relieved of its obligation to disburse the additional funds under this loan. As of June 30, 2014, there was $41.3 million outstanding under the New Note Payable.

The New Line of Credit is scheduled to mature on April 5, 2024, and advances will initially bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.50%, with a minimum annualized rate of 2.75%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the New Line of Credit will be subject to adjustment in April 2017.

The New Credit Facility replaces two prior loan agreements with MetLife, dated December 30, 2010, as amended, and May 23, 2012, for a mortgage promissory note (the “Prior Note Payable”) and a revolving line of credit (the “Prior Line of Credit,” and together with the Prior Note Payable, the “Prior Credit Facility”), respectively. The Prior Note Payable provided mortgage financing in an amount not to exceed $45.2 million and was scheduled to mature on January 5, 2026. The Prior Line of Credit provided a revolving line of credit in an amount up to $4.8 million and was scheduled to mature on April 5, 2017.

Similar to the Prior Credit Facility, the continuing ability to borrow under the New Credit Facility will be subject to our ongoing compliance with various affirmative and negative covenants, including with respect to liens, indebtedness, mergers and asset sales. The New Credit Facility also requires that we satisfy financial covenants on a consolidated basis at the end of each calendar quarter, including: (i) a debt-to-asset-value ratio of equal to or less than sixty-five percent (65%); (ii) a net worth value in excess of $50,000,000; (iii) a debt-to-two-times-net-worth ratio of equal to or less than 0.65; and (iv) a rental-revenue-to-debt ratio of equal to or greater than 5.0%. As of June 30, 2014, we were in compliance with all covenants.

Amounts owed under the New Credit Facility are guaranteed by us and each subsidiary of ours that owns a property pledged as collateral pursuant to the Loan Agreement and other loan documents.

A portion of the proceeds from the New Credit Facility was used to repay amounts owed under the Prior Credit Facility. No early termination penalties or fees were incurred in connection with the repayment of the Prior Credit Facility. As part of the New Credit Facility, we incurred loan fees in the aggregate of $220,500.

Scheduled principal payments of the mortgage note payable for the remainder of 2014 and each of the five succeeding fiscal years and thereafter are as follows:

Period		Scheduled Principal Payments
For the remaining six months ending December 31:	2014	$—
For the fiscal years ending December 31:	2015	1,446,620
	2016	1,395,988
	2017	1,347,129
	2018	1,299,979
	2019	1,254,480
	Thereafter	34,587,802

		$41,331,998

As the New Credit Facility closed during the three months ended June 30, 2014, the terms, including the interest rate, were deemed to be in-line with those of the current market; thus, the carrying values as of June 30, 2013, of both the New Note Payable and the New Line of Credit of $41.3 million and $3.0 million, respectively, are deemed to approximate their fair values. As of June 30, 2014, the following properties were pledged as collateral under the New Credit Facility: San Andreas, West Gonzales, West Beach, Dalton Lane, 38th Avenue, Sequoia Street, Natividad Road, 20th Avenue, Broadway Road, Oregon Trail and East Shelton. With these properties pledged as collateral under the New Credit Facility, as of June 30, 2014, we had the ability to draw an additional $14.5 million under the New Credit Facility.

NOTE 6. STOCKHOLDERS’ EQUITY

The following table summarizes the changes in our stockholders’ equity for the six months ended June 30, 2014:

	Common Stock			Distributions	Total
	Number of Shares	Par Value	Additional Paid-in Capital	in Excess of Earnings	Stockholders’ Equity
Balance at December 31, 2013	6,530,264	$6,530	$51,326,262	$(2,820,800)	$48,511,992
Net loss	—	—	—	(280,176)	(280,176)
Distributions	—	—	—	(1,175,447)	(1,175,447)

Balance at June 30, 2014	6,530,264	$6,530	$51,326,262	$(4,276,423)	$47,056,369

2013 Initial Public Offering

On January 28, 2013, we priced our initial public offering (“IPO”) of 3,333,334 shares of our common stock at a public offering price of $15.00 per share, which closed on January 31, 2013. Including the underwriters’ option to cover over-allotments, which was exercised on February 19, 2013, we issued a total of 3,780,264 shares, resulting in gross proceeds of $56.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $51.3 million. Approximately $37.9 million of these proceeds were invested in new property acquisitions, and an additional $1.7 million was expended or accrued for capital improvements on existing properties. In addition, $10.3 million was used to pay distributions to our stockholders, and a portion was used for other general corporate purposes. As of June 30, 2014, there were no uninvested proceeds remaining from our IPO.

Distributions

Our Board of Directors declared and paid the following monthly distributions to common stockholders for the six months ended June 30, 2014 and 2013:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2014	January 7, 2014	January 22, 2014	January 31, 2014	$0.03
	January 7, 2014	February 19, 2014	February 28, 2014	0.03
	January 7, 2014	March 17, 2014	March 31, 2014	0.03
	April 8, 2014	April 21, 2014	April 30, 2014	0.03
	April 8, 2014	May 20, 2014	May 30, 2014	0.03
	April 8, 2014	June 19, 2014	June 30, 2014	0.03

Six months ended June 30, 2014				$0.18

2013	February 5, 2013	February 15, 2013	February 28, 2013	$0.04
	February 5, 2013	March 15, 2013	March 28, 2013	0.04
	April 9, 2013	April 22, 2013	April 30, 2013	0.12
	April 9, 2013	May 20, 2013	May 31, 2013	0.12
	April 9, 2013	June 19, 2013	June 28, 2013	0.12

Six months ended June 30, 2013				$0.44

We will provide information related to the federal income tax characterization of our 2014 distributions in an IRS Form 1099-DIV, which will be issued to our stockholders in January 2015.

Registration Statement

We filed a universal registration statement on Form S-3 (File No. 333-194539) with the SEC on March 13, 2014, which the SEC declared effective on April 2, 2014. The registration statement permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of two or more of such securities. We have not issued any securities under this registration statement to date.

NOTE 7. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013. Earnings per share is computed using the weighted average number of shares outstanding during the respective periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(301,094)	$30,356	$(280,176)	$77,872
Weighted average shares of common stock outstanding – basic and diluted	6,530,264	6,530,264	6,530,264	5,893,618

Basic and diluted (loss) earnings per common share	$(0.05)	$0.00	$(0.04)	$0.01

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

Coinciding with the extension of the lease on West Beach, we entered into an agreement with the tenants on the farm to provide oversight on certain capital improvements that will serve to protect the property against future flooding. The cost of these improvements, which we expect to be between $200,000 and $250,000, will be borne by us and will take place over the next year. In addition, under the terms of the agreement with our tenants, we were required to pay them a one-time fee of $46,000 for their oversight role, which has been fully paid as of June 30, 2014. These capital improvements are currently underway, and, as of June 30, 2014, we have expended or accrued approximately $78,000 related to these improvements.

NOTE 9. SUBSEQUENT EVENTS

Investment Activity

In July 2014, we completed an irrigation upgrade project on East Shelton, for which we rehabilitated several of the 13 existing wells on the property, in addition to adding two new wells. The total cost of this project was approximately $1.2 million.

On July 23, 2014 we acquired one farm comprised of 68 acres of farmland near Oxnard, California, for an aggregate purchase price of approximately $6.9 million. The property is currently being farmed for fruits and vegetables. We funded this acquisition by drawing on our New Line of Credit with MetLife. At closing, we executed an agreement with the existing tenant for a three-year triple-net lease, which provides annualized, GAAP straight-line rents of approximately $330,000. We will account for this acquisition as a business combination in accordance with ASC 805; however, the initial accounting for this transaction is not yet complete, making certain disclosures unavailable at this time.

On July 25, 2014, we acquired one farm comprised of 326 acres of farmland near Arvin, California, for an aggregate purchase price of approximately $5.8 million. The property is currently being farmed for vegetables. We funded this acquisition by drawing on our New Line of Credit with MetLife. At closing, we were assigned the existing triple-net lease, which has 15 months remaining on the term. The lease provides for annualized, GAAP straight-line rents of $58,000. In addition, we also executed a nine-year, follow-on lease with a new tenant that begins at the end of the 15-month lease assumed at acquisition. Under the terms of the follow-on lease, the tenant has one option to extend the lease for an additional three-year term. This nine-year lease will provide for prescribed rent escalations over its life, with annualized, GAAP straight-line rents of approximately $312,000. In addition, this follow-on lease requires us to make certain irrigation improvements to the property, for which we will earn additional rent on the total cost of the improvements, up to a total cost of $750,000, commensurate with the yield on the farmland. We will account for this acquisition as a business combination in accordance with ASC 805; however, the initial accounting for this transaction is not yet complete, making certain disclosures unavailable at this time.

On July 25, 2014, we entered into an agreement of purchase and sale to purchase 64 acres of land in California (the “64-Acre California Property”) for approximately $6.4 million. The 64-Acre California Property is irrigated farmland that is farmed primarily for strawberries. The purchase of the 64-Acre California Property is subject to customary conditions and termination rights for transactions of this type, including a due diligence inspection period, and there can be no assurance that the acquisition will be consummated by a certain time, or at all.

On July 31, 2014, we entered into an agreement of purchase and sale to purchase 825 acres of land that includes a cooling and packing facility in Florida (the “825-Acre Florida Property”) for approximately $14.2 million. The 825-Acre Florida Property is irrigated farmland that is farmed primarily for strawberries. The purchase of the 825-Acre Florida Property is subject to customary conditions and termination rights for transactions of this type, including a due diligence inspection period, and there can be no assurance that the acquisition will be consummated by a certain time, or at all.

Distributions

On July 15, 2014, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 25, 2014	August 5, 2014	$0.03
August 20, 2014	August 29, 2014	0.03
September 19, 2014	September 30, 2014	0.03

	Total:	$0.09

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

OVERVIEW

General

We are an externally-managed real estate company that currently owns 6,833 acres on 28 farms: 11 in California, 8 in Florida, 4 in Michigan, 4 in Oregon and 1 in Arizona. These farms are currently leased to 22 separate tenants that are either corporate or independent farmers. We intend to acquire more farmland in these and other states in our regions of focus that is or will be leased to farmers, and we expect that most of our future tenants will be medium-sized independent farming operations or large corporate farming operations that are unrelated to us. We may also acquire property related to farming, such as cooling facilities, freezer buildings, packing houses, box barns, silos, storage facilities, green houses, processing plants, packing buildings and distribution centers. We generally lease our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying the related taxes, maintenance and insurance costs, as well as rent to us. We may also elect to sell farmland at certain times, such as when the land could be developed by others for urban or suburban uses.

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

Since 2004, our operations have consisted solely of leasing our farms. We also lease a small parcel on our 653-acre farm near Oxnard, California (“West Gonzales”), to an oil company. We do not currently intend to enter into the business of growing, packing or marketing farmed products; however, if we do so in the future, we expect that it would be through a taxable REIT subsidiary (“TRS”).

As described further below, we have exhausted all of the proceeds received from our initial public offering in January 2013 (the “IPO”) via new property acquisitions, improvements on existing properties, distributions to stockholders and other general corporate purposes. We intend to continue to lease our farm properties to corporate farmers or independent farmers that sell their products through national corporate marketers-distributors. We currently have no plans to make mortgage loans on farms, but we may make mortgage loans on farms and farm-related properties in the future. We expect to earn rental and interest income from our investments.

Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”) provides administrative services to us pursuant to an administration agreement. Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits and general expenses.

We conduct substantially all of our investment activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). We control our Operating Partnership as its sole general partner, and we also currently own, directly or indirectly, all limited partnership units (“OP Units”) of our Operating Partnership. We expect to offer equity ownership in our Operating Partnership by issuing OP Units from time to time in exchange for agricultural real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the realization of gains until they redeem the OP Units or sell the OP Units for cash. Persons who receive OP Units in our Operating Partnership in exchange for real estate or interests in entities that own real estate will be entitled to redeem these OP Units for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the OP Units for one year. To date, no properties have been acquired through issuance of OP Units.

Beginning with our tax year ended December 31, 2013, we intend to elect to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, which election will be made upon the filing of our 2013 tax return later this year. As a REIT, we generally will not be required to pay federal and state income taxes on the distributions we make to our stockholders. Any TRS through which we may conduct operations will be required to pay federal and state income taxes on its taxable income, if any, at the then-applicable corporate rates. To the extent we do not qualify to be taxed as a REIT or revoke our REIT status for federal income tax purposes, we will be subject to regular corporate income tax on our taxable income.

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

Leases

We anticipate that most of our agricultural leases will have initial terms of two to five years for properties growing row crops and five to ten-plus years for properties growing permanent crops, often with options to extend the lease further. We expect that rent will generally be payable semi-annually to us, at fixed amounts, with one-half due at the beginning of the year and the other half due later in the year. We further expect that our leases will usually contain provisions that provide for annual increases in the rental amounts payable by the tenants, often referred to as escalation clauses. The escalation clauses may specify fixed dollar amount or percentage increases each year, or it may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect current market rents. Leases generally will be on a triple-net basis, which means that, in addition to rent, the tenant will be required to pay taxes, insurance (including drought insurance for properties that depend upon rain water for irrigation), water costs, maintenance and other operating costs. We do not expect to enter into leases that include variable rent based on the success of the harvest each year. Our current leases are generally on a triple-net basis with original lease terms ranging from 1 to 15 years.

We monitor our tenants’ credit quality on an ongoing basis by, among other things, conducting site visits of the properties to ensure farming operations are taking place and to assess the general maintenance of the properties. To date, no changes to credit quality of our tenants have been identified, and all tenants continue to pay pursuant to the terms of their respective leases.

Lease Expirations

Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for renewal or extension. We had two agricultural leases that were originally due to expire in 2014, one on 196 acres of farmland (“West Beach”) and one on 307 acres of farmland (“San Andreas”), both near Watsonville, California. However, during the six months ended June 30, 2014, we were able to re-lease both properties prior to the expiration of their leases and without any downtime. The two properties were re-leased for periods of nine and six years, respectively, at rental rates representing an average increase in minimum annualized GAAP straight-lined rental income of 26.0% over the previous leases. In aggregate, these properties accounted for approximately 7.8% of the total acreage owned as of June 30, 2014, and 14.7% of the total rental income recorded for each of the three and six months ended June 30, 2014.

We have 1 agricultural lease due to expire in 2015, on 72 acres of farmland near Watsonville, California (“Dalton Lane”). We have not yet begun negotiations regarding a lease renewal on this property; however, we anticipate being able to renew the lease prior to its expiration on October 31, 2015. In addition, given that the property is in the same region as the two new leases we recently executed, on West Beach and San Andreas, we expect to be able to renew the lease at a higher rental rate. However, there can be no assurance that we will be able to renew the lease at a rate favorable to us, if at all, or be able to find a replacement tenant for the lease, if necessary.

In addition, we also have a surface area lease with an oil company on eight acres of West Gonzales that is renewed on an annual basis and continues for so long as the tenant continues to use its oil rights. Under the terms of the lease, the amount of rent owed increases on an annual basis commensurate with the rental increases per the agricultural lease in place on West Gonzales. This lease accounted for approximately 0.5% and of the rental income recorded during both the three and six months ended June 30, 2014.

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

Business Environment

The United States (the “U.S.”) continues its unsteady recovery from the recession that began in late 2007 and from the harsh winter that adversely impacted the economy during the first quarter; however, uncertainty continues to exist on many levels. While the labor market continues its improvement and the employment rate continues its downward trajectory, broader unemployment measures remain historically high. Inflation appears to be on the rebound; however, it remains below the Federal Reserve’s (the “Fed”) goal of 2%, as it has for over two years. In the housing industry, overall activity remains relatively depressed, as most of the growth experienced in 2013 has cooled in 2014. Geopolitical concerns abroad also serve to intensify the broader economic uncertainties here in the U.S. Further, the Fed announced that it plans to end its bond-buying program in October 2014, which leads to questions as to when it will raise interest rates. In the meantime, interest rates remain near zero, which has led to increased competition for new acquisitions and caused cap rate compression. The risk of rising interest rates could cause borrowing costs to rise, which may negatively impact our ability to access both the debt and equity markets on favorable terms. Unfavorable economic conditions and uncertainty of legislation related to agriculture could also have a material adverse effect on one or more of our tenants, as well as on our business, financial condition and results of operations.

Increasing global demand for food has led to both steady and significant increases in farmland values across the majority of the U.S. over the past decade. According to the U.S. Department of Agriculture (the “USDA”), average per-acre values of U.S. farmland have more than doubled since 2009. Moreover, according to the National Council of Real Estate Investment Fiduciaries, the values of U.S. farmland have averaged 8.4% appreciation over the past year and 4.7% annually since 1990. When including the income generated by the underlying crops, the total average returns jump to 17.4% over the past year and 11.9% annually since 1990. These value increases have been exceptionally high for U.S. cropland in response to lifestyle shifts away from processed and frozen foods towards fresh produce. This trend becomes even stronger as per-capita income rises and a higher percentage of household income is dedicated towards food.

Domestic and global population growth is a major driver behind the increased value and demand for farmland. According to the Food and Agriculture Organization of the United Nations, global population is expected to grow by 34% between 2009 and 2050. In contrast, over the same period, the area of arable land is projected to expand by only 5%, with the ongoing trend of rapid urbanization and conversion of farmland continuing at an accelerating pace. Quality farmland in the U.S. currently has a near-zero vacancy rate, compared to vacancy rates of over 12% for urban office space, according to a recent quarterly report released by CBRE Group, Inc. Further, according to the USDA, approximately 40% of all U.S. farm acreage is farmed by non-owners, and we expect that steadily-increasing land prices, coupled with the increasing average age of farmers in the U.S., will influence growers towards renting versus owning their own farmland. Given the trends currently driving increased demand for farmland, we don’t believe vacancy rates for U.S. farmland will change over the short- or long-terms.

We believe that population growth and the rising demand for food and U.S. farmland, which is drastically mismatched with the shrinking supply of farmland, will result in a strong increase in demand for our farms over the long-term, enabling us to consistently increase the rental rates on our farms. We also expect that the values of our farmland will increase at rates greater than that of inflation, helping to offset the impact of expected rising interest rates. However, while increased development and changing patterns of use are likely to increase the land values and rents in our portfolio, it could also result in upward pressure on prices for farms that we seek to acquire. We intend to mitigate this risk by continuing to seek out superior and diversified cropland across the U.S. and including market-rate adjustments to the rental rates in our leases.

Concerns over water rights and the overall availability of water have been a major cause in the slowing of acreage increases of U.S. croplands. In California, the recent drought has forced many producers to either cut back on acres in production or move to less-desirable regions. Fortunately, the drought has had little impact on our farms, since all of our properties have their own water sources via wells which undergo thorough testing to ensure adequate depth, flow and crop coverage. In addition, despite the impact of last year’s drought, the weather in California has been favorable for strawberry production thus far in 2014, as quality and yields have remained high. Blueberry production conditions have also been excellent this year in the Pacific Northwest, where four of our farms are located. However, in the unlikely event that our tenants begin to experience significant losses due to the drought, a major mitigating factor is the recently-enacted U.S. farm bill, the Agricultural Act of 2014 (the “Farm Bill”). In addition to improving existing crop insurance program for farmers, the Farm Bill has also expanded the emergency programs to provide better coverage to such events as disaster and drought relief.

Recent Developments

Investment and Leasing Activity

During the six months ended June 30, 2014, we acquired five farms in three separate transactions, which are summarized in the table below:

				Number of				Total Purchase		Annualized
Property	Property	Acquisition	Total		Primary	Lease	Renewal		Acquisition	Straight- line
Name	Location	Date	Acreage	Farms	Crop(s)	Term	Options	Price	Costs(1)	Rent(2)
Collins Road	Clatskanie, OR	5/30/2014	200	2	Blueberries	10.3 years	3 (5 years each)	$2,591,333	$58,441	$181,172
Spring Valley	Watsonville, CA	6/13/2014	145	1	Strawberries	2.3 years	None	5,900,000	48,915	270,901
McIntosh Road	Dover, FL	6/20/2014	94	2	Strawberries	3.0 years	None	2,666,000	61,190	136,908

			439	5				$11,157,333	$168,546	$588,981

(1)	Each of the properties acquired during the six months ended June 30, 2104, were accounted for as a business combination under ASC 805; therefore, the related costs associated with the acquisitions were expensed in the period incurred. However, $7,175 of these acquisition costs were direct costs incurred related to reviewing and assigning leases we assumed upon acquisition; therefore, we capitalized these costs as part of leasing costs. Further, $19,277 of the acquisition costs related to the closing of McIntosh Road was expensed prior to 2014.
(2)	Annualized straight-line amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market and below-market leases recorded.

Subsequent to June 30, 2014, we acquired the following properties:

•	Naumann Road: On July 23, 2014 we acquired one farm comprised of 68 acres of farmland near Oxnard, California, for an aggregate purchase price of approximately $6.9 million. The property is currently being farmed for fruits and vegetables. We funded this acquisition by drawing on our New Line of Credit, as defined below, with MetLife. At closing, we executed a three-year triple-net lease, which provides annualized, GAAP straight-line rents of approximately $330,000.

•	Sycamore Road: On July 25, 2014, we acquired one farm comprised of 326 acres of farmland near Arvin, California, for an aggregate purchase price of approximately $5.8 million. The property is currently being farmed for vegetables. We funded this acquisition by drawing on our New Line of Credit, as defined below, with MetLife. At closing, we were assigned the existing triple-net lease, which has 15 months remaining on the term. The lease provides for annualized, GAAP straight-line rents of $58,000. In addition, we also executed a nine-year, follow-on lease with a new tenant that begins at the end of the 15-month lease assumed at acquisition. Under the terms of the follow-on lease, the tenant has one option to extend the lease for an additional three-year term. This nine-year lease will provide for prescribed rent escalations over its life, with annualized, GAAP straight-line rents of approximately $312,000. In addition, this follow-on lease requires us to make certain irrigation improvements to the property, for which we will earn additional rent on the total cost of the improvements, up to a total cost of $750,000, commensurate with the yield on the farmland.

In addition, the following significant events occurred with regard to our already-existing properties during 2014:

•	Trapnell Road: On January 20, 2014 we completed the work for the expansion and upgrade of the cooling facility on 124 acres of farmland near Plant City, Florida, for which we agreed to incur the costs, up to a maximum of $450,000. We expended a total of $446,108 in connection with this project, and, in accordance with the lease amendment executed on October 21 2013, we will earn additional rental income on the costs incurred related to this project at an initial annual rate of 8.5%, with prescribed rental escalations provided for in the lease.

•	West Beach: On March 27, 2014, we executed a lease with a new tenant to occupy 196 acres of farmland near Watsonville, California, that commences on November 1, 2014, as the lease term with the current tenants on the property will expire on October 31, 2014. The new lease term is for nine years, through December 31, 2023, and provides for prescribed rent escalations over its life, with minimum annualized GAAP straight-line rental income of $540,469, representing a 20.7% increase over that of the current lease.

•	San Andreas: On June 17, 2014, we extended the lease with the tenant occupying 307 acres of farmland near Watsonville, California, which was originally set to expire in December 2014. The lease was extended for an additional six years, through December 2020, and provides for rent escalations over its life, with annualized, GAAP straight-line rental income of $566,592, representing a 31.3% increase over that of the previous lease.

•	East Shelton: In July 2014, we completed an irrigation upgrade project on 1,761 acres of farmland near Willcox, Arizona, for which we rehabilitated several of the 13 existing wells on the property, in addition to adding two new wells. The total cost of this project was approximately $1.2 million, and we expect to execute a lease with the tenant to provide for a return of 5% of the total cost of the project during the three months ending September 30, 2014.

We have also entered into two separate purchase and sale agreements to purchase, in the aggregate, approximately 889 acres of land for $20.6 million. The purchases of these properties are subject to customary conditions and termination rights for transactions of this type, including a due diligence inspection period, and there can be no assurance that the acquisition will be consummated by a certain time, or at all.

Property and Casualty Losses

During April 2014, two separate fires occurred on two of our properties, partially damaging a structure on each property. One occurred on 151 acres of farmland near South Haven, Michigan, on which the majority of a residential house was destroyed by a fire. We estimated the carrying value of the portion of the residential house damaged by the fire to be approximately $94,000. The second fire occurred on West Gonzales and damaged a portion of the cooling facility on the property. The carrying value of the portion of the cooler damaged by the fire was estimated to be approximately $156,000. Thus, we have written down the carrying value of these properties on the accompanying Condensed Consolidated Balance Sheet by these respective amounts. Further, in accordance with ASC 605, we have also recorded a corresponding property and casualty loss line item on the Condensed Consolidated Statement of Operations.

Both assets were insured, either by the tenant or by us, at the time of the fires, and at least partial recovery of these costs is considered probable. However, we are still in the process of assessing the amount expected to be recovered, as well as the collectability of such amounts; thus, no offset to the loss has been recorded yet. We expect these recovery proceeds to be reflected in our statement of operations for the quarter ending September 30, 2014.

Financing Activity

On May 9, 2014, we closed on a new mortgage loan facility and a new revolving line of credit with Metropolitan Life Insurance Company (“MetLife”), for an aggregate amount of up to $125.0 million (the “New Credit Facility”). The New Credit Facility consists of a $100.0 million long-term note payable (the “New Note Payable”) and a $25.0 million revolving equity line of credit (the “New Line of Credit”). Under the New Credit Facility, we may borrow up to 58% of the aggregate of the lower of cost or the appraised value of the real property pledged as collateral.

The New Note Payable is scheduled to mature on January 5, 2029, and advances will initially bear interest at a fixed rate of 3.50% per annum, plus an unused fee of 0.20% on undrawn amounts. The New Line of Credit is scheduled to mature on April 5, 2024, and advances will initially bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.50%, with a minimum annualized rate of 2.75%, plus an unused fee of 0.20% on undrawn amounts.

The New Credit Facility replaces the prior mortgage note payable and prior revolving line of credit with MetLife (the “Prior Credit Facility”), and a portion of the proceeds from the New Credit Facility was used to repay amounts owed under the Prior Credit Facility. We intend to utilize the remaining availability under the New Credit Facility to acquire additional farmland in the U.S.

Among other changes from our Prior Credit Facility, under the New Credit Facility:

•	the aggregate borrowing capacity increased by $75.0 million, or 150%;

•	the maturity date of our prior mortgage note payable was extended by three years, to January 2029, while the initial interest rate on the mortgage remained at 3.5%;

•	the maturity date of our prior revolving line of credit was extended by seven years, to April 2024; and

•	the initial interest rate on our prior revolving line of credit was reduced by 50 bps, to 2.75%.

We have also entered into a non-binding term sheet with one additional lender; however, there is no guaranty that we will be able to complete this transaction on terms favorable to us, or at all.

Executive Officers

On July 14, 2014, our Board of Directors appointed Lewis Parrish, our then-current chief accounting officer, as chief financial officer. Danielle Jones, our prior chief financial officer, will remain as our treasurer. The plan for this transition has been in the works for some time and was made to allow Ms. Jones to focus on her position as chief financial officer and treasurer for Gladstone Commercial Corporation, an affiliate of ours.

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

Amended and Restated Advisory and Administration Agreements

Amended Advisory Agreement

Under the terms of our amended and restated advisory agreement that went into effect on February 1, 2013 (the “Amended Advisory Agreement”), we pay an annual base management fee equal to a percentage of our adjusted stockholders’ equity, which is defined as our total stockholders’ equity at the end of each quarter less the recorded value of any preferred stock we may issue and, for 2013 only, any uninvested cash proceeds from the IPO. For 2013, the base management fee was set at 1.0% of our adjusted stockholders’ equity; however, in 2014, we will pay a base management fee equal to 2.0% of our adjusted stockholders’ equity, which will no longer exclude uninvested cash proceeds from the IPO.

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

Quarterly Incentive Fee Based on FFO

Pre-Incentive Fee FFO

(expressed as a percentage of total stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

Amended Administration Agreement

Under the terms of the amended and restated administration agreement that went into effect on February 1, 2013 (the “Amended Administration Agreement”), we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent and our allocable portion of the salaries and benefits expenses of our chief financial officer, treasurer, chief compliance officer, general counsel and secretary, who also serves as our Administrator’s president, and their respective staffs. Unlike our Prior Administration Agreement, which provided that our allocable portion of these expenses be based on the percentage of time that our Administrator’s personnel devoted to our affairs, under the Amended Administration Agreement, our allocable portion of these expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds for whom our Administrator provides services.

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

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” Other of our acquisitions involve the acquisition of farmland that is already being operated as rental property and has a lease in place that we assume at the time of acquisition, which we will generally consider to be a business combination under ASC 805, “Business Combinations.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition, whereas in the case of a business combination, we will expense these transaction costs as incurred. When we account for an acquisition as a business combination, we may also record above-market and below-market in-place lease values for owned properties based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When present, we will amortize the capitalized above-market lease values, included in Other assets on the accompanying Condensed Consolidated Balance Sheets, as a reduction of rental income over the remaining, non-cancelable terms of the respective leases, and we will amortize the capitalized below-market lease values, included in Other liabilities on the accompanying Condensed Consolidated Balance Sheets, as an increase to rental income over the remaining, non-cancelable terms of the respective leases. Since our strategy will, to a large degree, involve sale-leaseback transactions with newly-originated leases at market rates, we do not expect that the above-market and below-market in-place lease values will be significant for many of the transactions we will ultimately enter into.

We will measure the aggregate value of other intangible assets acquired based on the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Our Adviser will estimate values using methods similar to those used by independent appraisers, such as a sales comparison approach, a cost approach and an income capitalization approach or discounted cash flow analysis. Factors to be considered by management in its analysis will include an estimate of carrying costs during hypothetical, expected lease-up periods, considering current market conditions and costs to execute similar leases. Our Adviser will also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include lost reimbursement of real estate taxes, insurance and other operating expenses, as well as estimates of lost rental income at market rates during the hypothetical, expected lease-up periods, which we expect will primarily range from 3 to 12 months, depending on specific local market conditions.

Our Adviser will also estimate costs to execute similar leases, including leasing commissions, legal and other related expenses, to the extent such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on our Adviser’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by our Adviser in allocating these values include the nature and extent of our existing business relationship with the tenant, prospects for developing additional business with the tenant, the tenant’s credit quality and management’s expectations of lease renewals, including those existing under the terms of the current lease agreement, among other factors. We will amortize the value of in-place leases to expense over the initial term of the respective leases, including that of any fixed-price or below-market renewal options. We primarily expect the initial terms of our leases to range from two to five years for properties growing row crops, with longer terms for properties growing long-term plants such as trees, bushes and vines. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

Results of Operations

A comparison of our operating results for the three and six months ended June 30, 2014 and 2013 is below:

	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change
Operating revenues:
Rental revenues	$1,561,291	$949,756	$611,535	64.4%
Tenant recovery revenue	4,644	—	4,644	NM

Total operating revenues	1,565,935	949,756	616,179	64.9%

Operating expenses:
Depreciation and amortization	330,486	177,323	153,163	86.4%
Management fee	236,531	25,136	211,395	841.0%
Incentive fee	—	—	—	NM
Administration fee	65,047	57,508	7,539	13.1%
Professional fees	110,605	163,764	(53,159)	-32.5%
Acquisition-related expenses	177,334	4,266	173,068	4056.9%
Property operating expense	81,480	28,972	52,508	181.2%
General and administrative	206,975	195,401	11,574	5.9%

Operating expenses before credits from Adviser	1,208,458	652,370	556,088	85.2%
Credits to fees	—	(41,037)	41,037	NM

Total operating expenses	1,208,458	611,333	597,125	97.7%

Operating income	357,477	338,423	19,054	5.6%

Other income (expense)
Interest and other income	4,327	14,818	(10,491)	-70.8%
Interest expense	(405,797)	(276,047)	(129,750)	-47.0%
Property and casualty loss	(250,478)	—	(250,478)	NM

Total other expense	(651,948)	(261,229)	(390,719)	-149.6%

Net (loss) income before income taxes	(294,471)	77,194	(371,665)	-481.5%

Income tax provision	(6,623)	(46,838)	40,215	85.9%

Net (loss) income	$(301,094)	$30,356	$(331,450)	-1091.9%

NM = Not Meaningful

	For the Six Months Ended June 30,
	2014	2013	$ Change	% Change
Operating revenues:
Rental income	$3,056,927	$1,864,339	$1,192,588	64.0%
Tenant recovery revenue	4,644	—	4,644	NM

Total operating revenues	3,061,571	1,864,339	1,197,232	64.2%

Operating expenses:
Depreciation and amortization	618,517	337,359	281,158	83.3%
Management fee	477,495	84,301	393,194	466.4%
Incentive fee	—	41,037	(41,037)	NM
Administration fee	131,205	95,840	35,365	36.9%
Professional fees	289,592	249,156	40,436	16.2%
Acquisition-related expenses	220,746	21,137	199,609	944.4%
Property operating expense	147,065	47,467	99,598	209.8%
General and administrative	424,290	314,179	110,111	35.0%

Operating expenses before credits from Adviser	2,308,910	1,190,476	1,118,434	93.9%
Credits to fees	—	(41,037)	41,037	NM

Total operating expenses	2,308,910	1,149,439	1,159,471	100.9%

Operating income	752,661	714,900	37,761	5.3%

Other income (expense)
Interest and other income	10,724	25,445	(14,721)	-57.9%
Interest expense	(779,837)	(556,446)	(223,391)	-40.1%
Property and casualty loss	(250,478)	—	(250,478)	NM

Total other expense	(1,019,591)	(531,001)	(488,590)	-92.0%

Net (loss) income before income taxes	(266,930)	183,899	(450,829)	-245.2%

Income tax provision	(13,246)	(106,027)	92,781	87.5%

Net (loss) income	$(280,176)	$77,872	$(358,048)	-459.8%

NM = Not Meaningful

Operating Revenues

Rental revenues increased for both the three and six months ended June 30, 2014, as compared to the respective prior-year periods, primarily as a result of the rental income attributable to 12 additional farms that were acquired since June 30, 2013. For the three and six months ended June 30, 2014, we recorded additional rental income of approximately $482,000 and $929,000, respectively, as a result of the farms acquired since June 30, 2013, and approximately $130,000 and $264,000, respectively, on farms held as of June 30, 2013, primarily as a result of renewing existing leases at higher rates and earning additional revenue on capital improvements constructed on certain properties. To further highlight the impact that acquisitions had on our increase in rental income, on a same-property portfolio basis, which only includes properties owned for the entirety of both periods presented, rental income increased by approximately $77,000, or 8.5%, and $140,000, or 7.7% for the three and six months ended June 30, 2014, respectively, due to renewals of existing leases or new leases being put in place at higher rental rates.

Tenant recovery revenue represents real estate taxes and insurance premiums paid on certain of our properties that, per the lease, are required to be reimbursed by the tenant. The increase during the three and six months ended June 30, 2014, was due to a lease on one of our properties that went into effect in 2014, and a corresponding amount was also recorded as property operating expenses during each period.

Operating Expenses

Depreciation and amortization expenses increased for both the three and six months ended June 30, 2014, as compared to the respective prior-year periods, as a result of the additional farms acquired, as mentioned above, and additional site improvements made on existing properties since June 30, 2013. For the three and six months ended June 30, 2014, we recorded additional depreciation and amortization expense of approximately $129,000 and $235,000, respectively, as a result of the 12 farms we acquired since June 30, 2013, and approximately $24,000 and $46,000, respectively, on farms held as of June 30, 2013, primarily as a result of capital improvements made on those properties. On a same-property portfolio basis, depreciation and amortization expense decreased by $2,000 for the three months ended June 30, 2014, and increased by $1,000 for the six months ended June 30, 2014.

The management fee increased for both the three and six months ended June 30, 2014, as compared to the respective prior-year periods, primarily as a result of change in the calculation for 2014, as stipulated in the Amended Advisory Agreement. Per the agreement, for 2013, the base management fee was set at 1.0% of our adjusted stockholders’ equity, which was reduced by any uninvested cash proceeds from the IPO. For 2014, the base management fee is calculated at 2.0% of our adjusted stockholders’ equity, inclusive of any uninvested cash proceeds from the IPO.

For the month of January 2013, the management fee consisted of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the Prior Advisory Agreement. Beginning February 1, 2013, the management fee was calculated pursuant to the terms of the Amended Advisory Agreement. For the three and six months ended June 30, 2013, our management advisory fee under the Prior Advisory Agreement, which was terminated on January 31, 2013, was $46,206 for both periods, while the base management fee under the Amended Advisory Agreement, which became effective on February 1, 2013, was $25,136 and $38,095, respectively. The calculation of the management fees is described in further detail above, under “Our Adviser and Administrator.”

For the three months ended March 31, 2013, we paid an incentive fee to our Adviser of $41,037. No incentive fee was earned by our Adviser during the three months ended June 30, 2013; however, due to a change in methodology, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee paid for the three months ended March 31, 2013, and such fee was credited to us during the three months ended June 30, 2013. There was no incentive fee earned by our Adviser during the three or six months ended June 30, 2014, as our FFO did not exceed the hurdle rate. The calculation of the incentive fee is described in further detail above, under “Our Adviser and Administrator.”

The administration fee increased for both the three and six months ended June 30, 2014, as compared to the respective prior-year periods, primarily due to an increase in the ratio of our total assets in relation to the total assets of other affiliated funds managed by our Adviser, which is the basis of allocation under the Amended Administration Agreement.

For the month of January 2013, the administration fee consisted of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Administrator in accordance with the terms of the Prior Administration Agreement. Beginning February 1, 2013, the administration fee was calculated pursuant to the terms of the Amended Administration Agreement. For the three and six months ended June 30, 2013, our administration fee under the Prior Administration Agreement, which was terminated on January 31, 2013, was $18,532 for both periods, while the administration fee under the Amended Administration Agreement, which became effective on February 1, 2013, was $57,508 and $77,308, respectively. The administration fee is described in further detail above, under “Our Adviser and Administrator.”

Professional fees, consisting primarily of legal and accounting fees, decreased for the three months ended June 30, 2014, but increased for the six months ended June 30, 2014, as compared to the respective prior-year periods. The decrease in professional fees for the three months ended June 30, 2014, was primarily due to additional tax research and preparatory work related to the steps necessary to qualify as a REIT during the prior-year period, while the increase for the six months ended June 30, 2014, was a result of additional audit fees incurred during the three months ended March 31, 2014, for additional work performed related to our REIT conversion, as well as for the valuation of properties we acquired during the fourth quarter of 2013.

Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses increased for both the three and six months ended June 30, 2014, as compared to the respective prior-year periods, primarily as a result of acquiring more properties during the six months ended June 30, 2014, as compared to the prior-year period, and how such acquisitions were classified for accounting purposes. In connection with the five farms acquired during the six months ended June 30, 2014, we recorded approximately $133,000 and $142,000 of acquisition-related expenses for the three and six months ended June 30, 2014, respectively. As these acquisitions were classified as business combinations, in accordance with ASC 805, we expensed these costs as incurred. For the two farms acquired during the six months ended June 30, 2013, we incurred approximately $146,000 of acquisition-related expenses. However, these acquisitions were classified as asset acquisitions; thus, in accordance with ASC 360, these costs were capitalized and allocated among the acquired assets. In general, we are incurring more acquisition-related expenses during 2014 than we were during 2013 due to a larger pipeline of investments, in part because we curtailed our acquisition activity leading up to our IPO in January 2013 to focus on completing the IPO process.

Property operating expenses consist primarily of real estate taxes, franchise taxes, insurance expense and other overhead expenses paid for certain of our properties. Property operating expenses increased for both the three and six months ended June 30, 2014, as compared to the respective prior-year periods, primarily due to additional filing fees and property taxes incurred related to certain properties acquired during the last 12 months, as well as maintenance performed on wells on one of our properties.

General and administrative expenses increased for both the three and six months ended June 30, 2014, as compared to the respective prior-year periods, primarily due to increases in stockholder-related expenses and overhead insurance premiums due to our being a public company for the full period during the six months ended June 30, 2014.

Other Income (Expense)

Interest and other income decreased for both the three and six months ended June 30, 2014, as compared to the respective prior-year periods, primarily due to the interest earned on the net proceeds from our IPO during 2013, a portion of which was invested in short-term U.S. Treasuries during the three and six months ended June 30, 2013. These U.S. Treasuries matured on June 27, 2013.

Interest expense increased for both the three and six months ended June 30, 2014, as compared to the respective prior-year periods, primarily due to increased borrowings under our mortgage note payable with MetLife. The weighted-average balance of our aggregate borrowings for the three and six months ending June 30, 2014, was $42.4 million and $41.9 million, respectively, as compared to $29.6 million and $29.9 million for the respective prior-year periods. The overall effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, for the three and six months ended June 30, 2014, was 3.7% and 3.6%, respectively, as compared to 3.6% for each of the respective prior-year periods.

The property and casualty loss we incurred during the three months ended June 30, 2014, relates to two separate fires that partially damaged a structure on each of two properties. We estimated the aggregate carrying value of the portions of the structures damaged by the fires to be approximately $250,000, and we recognized the write-down in the carrying value of the assets as a loss during the three months ended June 30, 2014. While both assets were insured, either by the tenant or by us, at the time of the fires, and at least partial recovery of these costs is considered to be probable, we are still in the process of assessing the amount expected to be recovered, as well as the collectability of such amounts; thus, no offset to the loss has been recorded yet. We expect these recovery proceeds to be reflected in our statement of operations for the quarter ending September 30, 2014.

Income Tax Provision

Net income before income taxes decreased for the three and six months ended June 30, 2014, as compared to the respective prior-year periods, as a result of the reasons discussed above. In addition, both our income tax provision and our effective tax rate decreased for the three and six months ended June 30, 2014, when compared to the respective prior-year periods. During 2013, we believe that we completed all significant actions necessary to qualify as and convert to a REIT, to be effective for the tax year ended December 31, 2013, and we have been organized and have been operating in such a manner as to qualify for taxation as a REIT. As such, the impact of this conversion has been reflected in the accompanying Condensed Consolidated Financial Statements as of June 30, 2014, and December 31, 2013, and for the three and six months ended June 30, 2014. This impact included recognizing $2.1 million of income taxes that will become due upon our REIT conversion. Partially offsetting this amount was the reversal of $743,676 of deferred tax liabilities and the recognition of this amount against the income tax provision as a benefit of REIT conversion. In addition, while we were able to reverse the portion of our income tax provision that related to federal income taxes, as well as certain state taxes, certain other state tax amounts are still owed and will continue to be owed through 2014, primarily to California. For additional information, refer to Note 2, “Summary of Significant Accounting Policies––Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview and Future Capital Needs

Since our IPO in January 2013, we have invested $61.8 million into new property acquisitions, and an additional $2.6 million has been expended or accrued for capital improvements on existing properties. As of June 30, 2014, all of the $51.3 million of net proceeds received in connection with our IPO have been expended, with the majority being invested into new property acquisitions. A significant portion of the proceeds was also used to pay distributions to our stockholders, as well as for improvements on existing properties and for other general corporate purposes. As of June 30, 2014, our available liquidity was approximately $18.3 million, comprised of $3.8 million in cash and, based on the current level of collateral pledged, $14.5 million of availability under New Credit Facility. We also currently have properties appraised at an aggregate value of approximately $34.2 million that have yet to be pledged under the New Credit Facility with MetLife.

We intend to use our available liquidity to purchase additional farms and farm-related properties, as well as for other general corporate purposes. We are actively seeking and evaluating acquisitions of additional farm properties that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We currently have six properties that are under either a signed letter of intent or a signed purchase and sale agreement for an aggregate amount of approximately $84.1 million, and we also have many other properties that are in various other stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

Our short-term and long-term liquidity requirements both consist primarily of funds necessary to acquire additional farmland and make other investments consistent with our investment strategy and to make principal and interest payments on outstanding borrowings. Further short-term liquidity needs include making distributions to qualify for taxation as a REIT and funding our operations. Our current sources of funds are primarily operating cash flows and borrowings, including the availability under the New Credit Facility with MetLife. We believe that these cash resources will be sufficient to fund our distributions to stockholders, service our debt and fund our current operating costs in the near term. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including OP Units), long-term mortgage indebtedness and other secured and unsecured borrowings.

We are currently exploring other options available to provide us with additional capital, including negotiations with several other lenders. We have entered into a non-binding term sheet with one such lender, and we expect to execute term sheets with other of these lenders during the second half of fiscal year 2014. In addition, we have the ability to raise up to $300.0 million of additional equity capital through the sale and issuance of securities that are registered under our universal registration statement on Form S-3 (File No. 333-194539) in one or more future offerings. However, there is no guaranty that we will be able to obtain additional capital financing on terms favorable to us, if at all.

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30, 2014 and 2013:

	2014	2013	Change ($)	Change (%)
Net cash provided by (used in) operating activities	$737,235	$(1,692,191)	$2,429,426	143.6%
Net cash used in investing activities	(12,534,787)	(4,677,852)	(7,856,935)	-168.0%
Net cash (used in) provided by financing activities	(644,139)	47,902,120	(48,546,259)	-101.3%

Change in Cash and Cash Equivalents	$(12,441,691)	$41,532,077	$(53,973,768)	-130.0%

Operating Activities

The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is utilized to fund our property-level operating expenses, with any excess cash being primarily used for debt and interest payments on our mortgage note payable, management fees to our Adviser, administrative fees to our Administrator and other corporate-level expenses. The increase in cash provided by operating activities during the six months ended June 30, 2014, as compared to the prior-year period, was primarily a result of a $2.1 million tax prepayment that was paid to the Internal Revenue Service in the form of a cash bond during 2013 in anticipation of taxes we will owe upon our election to be taxed as a REIT.

Investing Activities

The increase in cash used in investing activities during the six months ended June 30, 2014, as compared to the prior-year period, was primarily due to the acquisition of additional farms and capital improvements made on existing farms during the six months ended June 30, 2014, which exceeded that of the prior-year period by approximately $7.7 million.

Financing Activities

The difference in cash used in financing activities during the six months ended June 30, 2014, as compared to cash provided by financing activities in the prior-year period, was primarily due to the net proceeds we received in the prior-year period from our IPO in January 2013.

Borrowings

On May 9, 2014, we closed on a new credit facility with Metropolitan Life Insurance Company (“MetLife”), for an aggregate amount of up to $125.0 million (the “New Credit Facility”), increasing our overall borrowing capacity by 150%. The New Credit Facility consists of a $100.0 million long-term mortgage note payable (the “New Note Payable”) and a $25.0 million revolving equity line of credit (the “New Line of Credit”). Under the New Credit Facility, we may borrow up to 58% of the aggregate of the lower of cost or the appraised value of the real property pledged as collateral.

The New Note Payable is scheduled to mature on January 5, 2029, and we may not repay the note prior to maturity, except on one of the interest rate adjustment dates. Advances will initially bear interest at a fixed rate of 3.50% per annum, plus an unused fee of 0.20% on undrawn amounts. The interest rate for subsequent disbursements will be based on prevailing market rates at the time of such disbursements. The interest rates on the initial advance and any subsequent disbursements will be subject to adjustment every three years. If we have not drawn the full commitment amount of $100.0 million by December 31, 2016, MetLife has the option to be relieved of its obligation to disburse the additional funds under this loan. As of June 30, 2014, there was $41.3 million outstanding under the New Note Payable.

The New Line of Credit is scheduled to mature on April 5, 2024, and advances will initially bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.50%, with a minimum annualized rate of 2.75%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the New Line of Credit will be subject to adjustment in April 2017. We may use advances under the New Line of Credit for both the acquisition of new properties and general corporate purposes. As of June 30, 2014, there was $3.0 million outstanding under the New Line of Credit.

The New Credit Facility replaces loan agreements with MetLife, dated December 30, 2012, and May 23, 2012, for a promissory mortgage note (the “Prior Note Payable”) and a revolving line of credit (the “Prior Line of Credit,” and together with the Prior Note Payable, the “Prior Credit Facility”), respectively. The Prior Note Payable provided mortgage financing in an amount not to exceed $45.2 million and was scheduled to mature on January 5, 2026. The Prior Line of Credit provided a revolving line of credit in an amount up to $4.8 million and was scheduled to mature on April 5, 2017.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table presents a summary of our material contractual obligations as of June 30, 2014:

		Payments Due During the Fiscal Years Ending December 31,
Contractual Obligations	Total	2014(1)	2015 – 2016	2017 – 2018	2019+
Debt obligations(2)	$44,331,998	$—	$2,842,608	$2,647,108	$38,842,282
Interest on debt obligations(3)	19,580,474	289,889	3,280,535	3,088,455	12,921,595
Purchase obligations(4)	192,506	192,506	—	—	—

Total	$64,104,978	$482,395	$6,123,143	$5,735,563	$51,763,877

(1)	For the remaining six months ending December 31, 2014.
(2)	Debt obligations represent borrowings under our New Note Payable and New Line of Credit that were outstanding as of June 30, 2014. The New Line of Credit matures in April 2024, and the New Note Payable matures in January 2029.
(3)	Interest on debt obligations includes estimated interest on our borrowings under our New Line of Credit. The balance and interest rate on our New Line of Credit are variable, thus the amount of interest calculated for purposes of this table was based upon the balance and interest rate as of June 30, 2014.
(4)	Purchase obligations represent commitments outstanding as of June 30, 2014, related to capital improvements on one of our properties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

NON-GAAP FINANCIAL INFORMATION

Funds from Operations and Pre-Tax Funds from Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We define pre-tax funds from operations (“Pre-tax FFO”) as FFO plus the provision for income taxes. We expect to be treated as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2013. As a REIT, we generally will not be subject to federal income taxes on amounts distributed to our stockholders, provided we meet certain conditions. As such, we believe it is beneficial for investors to view our results of operations excluding the impact of income taxes.

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

Pre-tax FFO available to common stockholders is Pre-tax FFO, adjusted to subtract distributions made to holders of preferred stock, if applicable. We believe that net income available to common stockholders is the most directly comparable GAAP measure to Pre-tax FFO available to common stockholders.

Basic pre-tax funds from operations (“Basic Pre-tax FFO”) per share and diluted pre-tax funds from operations (“Diluted Pre-tax FFO”) per share are Pre-tax FFO available to common stockholders divided by the number of weighted average shares of common stock outstanding and Pre-tax FFO available to common stockholders divided by the number of weighted average shares of common stock outstanding on a diluted basis, respectively, during a period. We believe that Pre-tax FFO available to common stockholders, Basic Pre-tax FFO per share and Diluted Pre-tax FFO per share are useful to investors because they provide investors with a further context for evaluating our Pre-tax FFO results in the same manner that investors use net income and earnings per share (“EPS”) in evaluating net income available to common stockholders. In addition, because most REITs provide FFO available to common stockholders, Basic FFO and Diluted FFO per share information to the investment community, we believe these are useful supplemental measures when comparing us to REITs. We believe that net income and pre-tax net income are the most directly-comparable GAAP measures to FFO and Pre-tax FFO, Basic EPS is the most directly-comparable GAAP measure to Basic Pre-tax FFO per share, and diluted EPS is the most directly-comparable GAAP measure to Diluted Pre-tax FFO per share.

The following table provides a reconciliation of our FFO and Pre-tax FFO for the three and six months ended June 30, 2014 and 2013 to the most directly-comparable GAAP measures, net income and pre-tax net income, and a computation of basic and diluted Pre-tax FFO per weighted average share of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(301,094)	$30,356	$(280,176)	$77,872
Add: Real estate and intangible depreciation and amortization	330,486	177,323	618,517	337,359
FFO	29,392	207,679	338,341	415,231
Add: Income tax provision	6,623	46,838	13,246	106,027

Pre-tax FFO available to common stockholders	$36,015	$254,517	$351,587	$521,258

Weighted average common shares outstanding—basic & diluted	6,530,264	6,530,264	6,530,264	5,893,618

Pre-tax FFO per weighted average common share—basic and diluted	$0.01	$0.04	$0.05	$0.09

Net Asset Value

The following table provides certain summary information about our 26 farm properties as of June 30, 2014.

			Number				Prior		Current
		Date	of	Total	Farmable	Net Cost	Fair		Fair
Property Name	Location	Acquired	Farms	Acres	Acres	Basis(1)	Value(2)		Value
San Andreas	Watsonville, CA	6/16/1997	1	307	237	$4,846,052	$10,700,000	(3)	$10,700,000	(3)
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	12,104,670	49,900,000	(3)	49,900,000	(3)
West Beach	Watsonville, CA	1/3/2011	3	196	195	8,406,970	9,150,000	(3)	9,150,000	(3)
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	2,712,226	2,800,000	(3)	2,800,000	(3)
Keysville Road	Plant City, FL	10/26/2011	2	59	50	1,230,757	1,496,000	(3)	1,498,000	(5)
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	3,952,995	4,300,000	(3)	4,300,000	(3)
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	4,187,395	4,425,000	(3)	4,425,000	(3)
38th Avenue	Covert, MI	4/5/2013	1	119	89	1,502,132	1,341,000	(4)	1,411,000	(5)
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	3,166,337	3,100,000	(4)	3,135,000	(5)
Natividad Road	Salinas, CA	10/21/2013	1	166	166	7,436,725	7,325,120	(4)	7,325,120	(4)
20th Avenue	South Haven, MI	11/5/2013	3	151	94	1,898,408	1,985,000	(4)	1,985,000	(4)
Broadway Road	Moorpark, CA	12/16/2013	1	60	60	2,979,594	3,000,000	(4)	3,000,000	(4)
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	14,030,734	13,855,000	(4)	13,855,000	(4)
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	7,839,407	6,700,000	(4)	6,700,000	(4)
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	2,590,516	—		2,591,333	(4)
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	5,945,266	—		5,900,000	(4)
McIntosh Road	Dover, FL	6/20/2014	2	94	78	2,618,537	—		2,666,000	(4)

			26	6,439	5,265	$87,448,721	$120,077,120		$131,341,453

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for depreciation and amortization accumulated through June 30, 2014.
(2)	As reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
(3)	Represents values based on third-party appraisals performed between July 2013 and April 2014.
(4)	Valued at the purchase price paid.
(5)	Represents values as determined by an internal valuation process.

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

Determination of Fair Value

For properties acquired within 12 months prior to the date of valuation, the purchase price of the property is generally used as the current fair value. For real estate we acquired more than one year prior to the date of valuation, we have determined the fair value either by relying on estimates provided by independent, third-party appraisers or through an internal valuation process. We intend to have each property valued by an independent, third-party appraiser at least once every three years, with interim values being determined by our internal valuation process.

Various methodologies were used, both by the appraisers and in the internal valuations, to determine the fair value of our real estate on an “As Is” basis, including the sales comparison, income capitalization (or a discounted cash flow analysis) and cost approaches of valuation. In performing their analyses, the appraisers (i) performed site visits to the properties, (ii) discussed each property with our Adviser and reviewed property-level information, including, but not limited to, property operating data, prior appraisals (as available), existing lease agreements, farm acreage, location, access to water and water rights, potential for future development and other property-level information, and (iii) reviewed information from a variety of sources about regional market conditions applicable to each of our properties, including, but not limited to, recent sale prices of comparable farmland, market rents for similar farmland, estimated marketing and exposure time, market capitalization rates and the current economic environment, among others. In performing our internal valuations, we will consider the most recent appraisal available and use similar methodologies in determining an updated fair value. We will also obtain updated market info related to the property, such as updated sales and market rent comparisons and market capitalization rates, and perform an updated assessment of the tenants’ credit risk profiles, among others. Sources of this data may come from market inputs from recent acquisitions of our own portfolio of real estate, recent appraisals of properties we own that are similar in nature and in the same region (as applicable) as the property being valued, market conditions and trends we observe in our due diligence process and conversations with appraisers, brokers and farmers.

A breakdown of the methodologies used to value our properties and the aggregate value as of June 30, 2014, determined by each method is shown in the table below:

		% of Total
Valuation Method	Value	Value
Third-Party Appraisal	$81,275,000	61.9%
Purchase Price	44,022,453	33.5%
Internal Valuation	6,044,000	4.6%

Total	$131,341,453	100.0%

Some of the significant assumptions used by appraisers and management in valuing our portfolio as of June 30, 2014, include land values per farmable acre, market rental rates per farmable acre and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location and other factors deemed appropriate. A summary of these assumptions is provided in the following tables:

	Appraisal Assumptions				Internal Valuation Assumptions
	Range			Weighted	Range			Weighted
	(Low – High)			Average	(Low – High)			Average
Land Value (per farmable acre)	$24,000	–	$85,000	$67,811	$14,000	–	$28,000	$18,060
Market Rent (per farmable acre)	$1,200	–	$3,700	$3,044	$704	–	$1,268	$920
Market Capitalization Rate	4.35%	–	5.00%	4.49%	5.00%	–	6.50%	5.35%

The tables above apply only to the farmland portion of our portfolio and exclude assumptions made relating to farm-related property, such as coolers and box barns, and other structures on our properties, including residential housing and horticulture, as their aggregate value was deemed to be immaterial in relation to that of the farmland.

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

Management believes that the purchase prices of the 12 farms acquired since June 30, 2013, as well as the most recent appraisals available for the 10 farms acquired prior to June 30, 2013, that were not internally valued, which appraisals were performed between the periods of July 2013 and April 2014, fairly represent the current market values of the properties as of June 30, 2014, and, accordingly, did not make any adjustment to these values. Further, no adjustment was made to the fair values of the two properties that had fires partially damage one structure on each of the properties, as the revenue streams associated with each of the properties remain uninterrupted, and management believes the values of the properties to be fully recoverable. In addition, the claims process is still ongoing with the insurance companies, and the amount of recovery expected is not estimable at this time.

Further, as the New Credit Facility closed during the three months ended June 30, 2014, the aggregate carrying values as of June 30, 2013, of $44.3 million is deemed to approximate is fair value.

A rollforward of the change in our portfolio value for the three months ended June 30, 2014, from the prior value basis as of March 31, 2014, is provided in the table below:

Total portfolio fair value as of March 31, 2014		$120,077,120
Plus Acquisitions:
Collins Road	$2,591,333
Spring Valley	5,900,000
McIntosh Road	2,666,000

Total acquisitions for the three months ended June 30, 2014		11,157,333
Plus Value Appreciation:
Keysville Road	$2,000
38th Avenue	70,000
Sequoia Street	35,000

Total appreciation for the three months ended June 30, 2014		107,000

Total portfolio fair value as of June 30, 2014		$131,341,453

Calculation of Net Asset Value

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

As of June 30, 2014, we estimate the NAV per share to be $13.93, as detailed below:

Total assets	$93,771,099
Less: net cost basis of tangible and intangible real estate assets	(87,448,721)
Plus: estimated fair value of property portfolio(1)	131,341,453

Estimated fair value of total assets		$137,663,831
Total liabilities	46,714,730
Less: book value of aggregate borrowings	(44,331,998)
Plus: fair value of aggregate borrowings (2)	44,331,998

Estimated fair value of total liabilities		46,714,730

Estimated Net Worth		$90,949,101

Shares outstanding		6,530,264

Estimated NAV per share		$13.93

(1)	Per current value basis presented in the table above.
(2)	Valued at carrying value since transaction closed during the three months ended June 30, 2014.

A rollforward in the estimated NAV per share for the three months ended June 30, 2014, is provided below:

Estimated NAV per share as of March 31, 2014			$14.03
Plus net loss			(0.05)
Plus Change in Valuations:
Net change in unrealized appreciation of farmland portfolio	$(0.03	)(1)
Net change in unrealized fair value of borrowings	0.07

Net change in valuations			0.04
Less Distributions			(0.09)

Estimated NAV per share as of June 30, 2014			$13.93

(1)	The net change in unrealized appreciation of farmland portfolio consists of two components: (i) an increase of $0.02 due to the appreciation in value of three properties that were valued internally during the three months ended June 30, 2014, and (ii) a decrease of $0.05 due to capital improvements made on properties that have not yet been included as a corresponding increase to the respective properties’ fair values .

Comparison of NAV, using the above definition, to similarly-titled measures for other REITs, may not necessarily be meaningful, due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, please note that the trading price of our common shares may differ from the most recent NAV per share calculation. For example, while we estimated the NAV per share as of June 30, 2014, to be $13.93 per the calculation above, the closing price of our common stock on June 30, 2014, was $12.99, and it has traded between $11.57 and $13.35 per share subsequent to June 30, 2014.

While management believes the values presented reflect current market conditions, the ultimate amount realized on any asset will be based on the timing of such dispositions and the then-current market conditions. There can be no assurance that the ultimate realized value upon disposition of an asset will approximate the fair value above.

We intend to report any adjustments to the NAV, as well as to the values of our properties, in this section on a periodic basis, but in no case less than annually. However, the determination of NAV is subjective and involves a number of assumptions, judgments and estimates, and minor inaccuracies in our assumptions may have a material impact on our overall portfolio valuation. In addition, many of the assumptions used are sensitive to market conditions and can change frequently. Changes in the market environment and other events that may occur during our ownership of these properties may cause the values reported above to vary from the actual fair value that may be obtained in the open market.

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

There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended June 30, 2014, from that disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on February 24, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2014, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Initial Public Offering

On January 28, 2013, we priced our IPO of 3,333,334 shares of our common stock, par value $0.001 per share, at a public offering price of $15.00 per share, which closed on January 31, 2013. Including the underwriters’ option to cover over-allotments, which was exercised on February 19, 2013, we issued a total of 3,780,264 shares, resulting in gross proceeds of $56.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $51.3 million. Approximately $37.9 million of the net proceeds received in connection with our IPO was invested into new property acquisitions, and an additional $1.7 million was expended for capital improvements on existing properties. In addition, approximately $10.3 million was used to make distributions to stockholders, and a portion was used other general corporate purposes. As of June 30, 2014, there were no uninvested proceeds remaining from our IPO.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 31, 2014, we entered into an agreement of purchase and sale with a Florida corporation providing for the purchase of an 825-acre farm near Duette, Florida, at a purchase price of approximately $14.2 million. This agreement is subject to customary conditions and termination rights for transactions of this type, including a due diligence inspection period. Further, the seller described herein is not a related party, and we do not have a material relationship with the seller or its affiliates. There can be no assurance that the acquisition governed by this agreement will be consummated by a certain time, or at all. Certain statements in this Item 5 contain or are based upon “forward-looking” information and are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to numerous uncertainties, many of which are outside our control. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances, except as required by law.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 15, 2012.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.1	Loan Agreement, dated as of April 30, 2014, by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35795), filed May 14, 2014.

10.2	Loan Guaranty Agreement, dated as of April 30, 2014, by Gladstone Land Corporation, for the benefit of Metropolitan Life Insurance Company, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-35795), filed May 14, 2014.

10.3	Promissory Note (Note A) by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, dated April 30, 2014, incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 001-35795), filed May 14, 2014.

10.4	Promissory Note (Note B) by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, dated April 30, 2014, incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 001-35795), filed May 14, 2014.

10.5	Agreement of purchase and sale, dated as of July 31, 2014 (filed herewith).

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Gladstone Land Corporation

Date: August 4, 2014	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer

Date: August 4, 2014	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors