Form 10-Q
period 2014-09-30
GLADSTONE LAND Corp
filed 2014-10-27
CIK 1495240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of October 27, 2014, was 7,753,717.

GLADSTONE LAND CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Real estate, at cost	$117,118,271	$78,478,053
Less: accumulated depreciation	(3,934,269)	(3,166,870)

Total real estate, net	113,184,002	75,311,183
Lease intangibles, net	761,178	311,064
Cash and cash equivalents	3,031,196	16,271,282
Restricted cash	2,285	41
Short-term investments	680,952	680,443
Deferred financing costs, net	996,223	309,933
Deferred offering costs	134,193	—
Other assets	1,831,396	789,518

TOTAL ASSETS	$120,621,425	$93,673,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable	$53,845,598	$43,054,165
Borrowings under line of credit	3,500,000	100,000
Accounts payable and accrued expenses	928,729	1,097,270
Due to related parties(1)	448,138	160,719
Other liabilities	2,109,267	749,318

TOTAL LIABILITIES	60,831,732	45,161,472

Commitments and contingencies(2)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized; 7,680,264 and 6,530,264 shares issued and outstanding as of September 30, 2014, and December 31, 2013, respectively	7,680	6,530
Additional paid in capital	64,545,787	51,326,262
Distributions in excess of earnings	(4,763,774)	(2,820,800)

TOTAL STOCKHOLDERS’ EQUITY	59,789,693	48,511,992

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,621,425	$93,673,464

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information
(2)	Refer to Note 8, “Commitments and Contingencies,” for additional information

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Rental revenue	$1,771,106	$996,096	$4,828,033	$2,860,435
Tenant recovery revenue	6,569	—	11,213	—

Total operating revenues	1,777,675	996,096	4,839,246	2,860,435

OPERATING EXPENSES:
Depreciation and amortization	447,251	171,751	1,065,769	509,110
Management fee(1)	300,552	19,485	778,047	103,786
Incentive fee(1)	—	—	—	41,037
Administration fee(1)	144,952	39,562	276,157	135,402
Professional fees	164,269	140,147	453,861	389,303
Acquisition-related expenses	114,140	59,970	334,886	81,107
Property operating expenses	137,859	24,564	284,924	72,031
General and administrative expenses	167,069	192,001	591,359	506,179

Operating expenses before credits from Adviser	1,476,092	647,480	3,785,003	1,837,955
Credits to fees from Adviser(1)	—	—	—	(41,037)

Total operating expenses, net of credits to fees	1,476,092	647,480	3,785,003	1,796,918

OPERATING INCOME	301,583	348,616	1,054,243	1,063,517

OTHER INCOME (EXPENSE):
Interest income	971	17,594	10,945	43,039
Other income	8,838	—	9,587	—
Interest expense	(501,094)	(276,044)	(1,280,931)	(832,490)
Property and casualty recovery, net	296,934	—	46,456	—

Total other expense	(194,351)	(258,450)	(1,213,943)	(789,451)

Net income (loss) before income taxes	107,232	90,166	(159,700)	274,066

Income tax provision	(6,857)	(85,406)	(20,103)	(191,433)

NET INCOME (LOSS)	$100,375	$4,760	$(179,803)	$82,633

EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$0.02	$0.00	$(0.03)	$0.01

Distributions per common share	$0.09	$0.36	$0.27	$0.80

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING—basic and diluted	6,605,264	6,530,264	6,555,539	6,108,165

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(179,803)	$82,633
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,065,769	509,110
Amortization of deferred financing costs	35,648	22,375
Amortization of deferred rent assets and liabilities, net	(120,666)	(52,956)
Property and casualty recovery, net	(46,456)	—
Insurance proceeds received utilized for repairs to real estate assets	34,879	—
Changes in operating assets and liabilities:
Other assets	(341,733)	(2,314,283)
Accounts payable, accrued expenses, and due to related parties	280,924	(144,641)
Other liabilities	1,304,081	93,923

Net cash provided by (used in) operating activities	2,032,643	(1,803,839)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate	(37,899,921)	(4,587,930)
Capital expenditures on existing real estate	(1,839,082)	(460,011)
Increase in restricted cash	(2,244)	—
Purchase of U.S. Treasuries	—	(19,994,981)
Maturity of U.S. Treasuries	—	20,000,000
Deposits on future acquisitions	(592,000)	(200,000)
Deposits refunded	50,000	—
Insurance proceeds received capitalized as real estate asset additions	89,888	—

Net cash used in investing activities	(40,193,359)	(5,242,922)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity	14,122,000	56,703,960
Offering costs	(934,378)	(4,687,580)
Borrowings from mortgage notes payable	12,513,600	—
Repayments on mortgage note payable	(1,722,167)	(1,228,715)
Borrowings from line of credit	21,500,000	1,600,000
Repayments on line of credit	(18,100,000)	(1,600,000)
Financing fees	(695,254)	(12,230)
Distributions paid	(1,763,171)	(5,224,211)

Net cash provided by financing activities	24,920,630	45,551,224

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,240,086)	38,504,463
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,271,282	873,474

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,031,196	$39,377,937

NON-CASH INVESTING AND FINANCING INFORMATION:
Non-cash additions to real estate	$191,610	$179,215

Offering costs included in accounts payable and accrued expenses	101,140	—

Financing fees included in accounts payable and accrued expenses	26,684	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BUSINESS AND ORGANIZATION

Business

Gladstone Land Corporation (the “Company,” “we,” “us” or “our”) was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004, and having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland. Subject to certain restrictions and limitations, and pursuant to contractual agreements, our business is managed by Gladstone Management Corporation (the “Adviser”), a Delaware corporation, and administrative services are provided to us by Gladstone Administration, LLC (the “Administrator”), a Delaware limited liability company. Both the Adviser and the Administrator are affiliates of us; see Note 4, “Related-Party Transactions.”

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

Our interim financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The results of the interim period reported herein are not indicative of the results to be expected for the full year. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 24, 2014.

Out-of-Period Adjustment

During the three months ended September 30, 2013, and the three months ended December 31, 2013, we recorded adjustments to our income tax provision and to other assets that were related to our 2011 and 2012 provision reconciliation. As a result of the correction of these errors, we understated net income by $30,800 for each of the three and nine months ended September 30, 2013, and by $9,638 and $40,438 for the three months and year ended December 31, 2013, respectively. We concluded that these adjustments were not material to the 2011, 2012 or 2013 results of operations; as such, these adjustments were recorded during 2013.

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

Real Estate and Lease Intangibles

Our investments in real estate consist of farmland and improvements made to the farmland, consisting of buildings; irrigation and drain systems; coolers, which are storage facilities used for cooling crops; warehouses used for storing, assembling and packing boxes; and horticulture acquired in connection with the land purchase, which currently consists of blueberry bushes and avocado and lemon trees. We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the shorter of the estimated useful life or 25 years for horticulture acquired in connection with the purchase of farmland, 5 to 7 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for leasehold interests.

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

Whether our acquisitions are treated as an asset acquisition under ASC 360 or a business combination under ASC 805, the fair value of the purchase price is allocated among the assets acquired and any liabilities assumed. Management’s estimates of fair value are made using methods similar to those used by independent appraisers, such as a sales comparison approach, a cost approach and either an income capitalization approach or discounted cash flow analysis. Factors considered by management in its analysis include an estimate of carrying costs during hypothetical, expected lease-up periods, taking into consideration current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence and marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed. In estimating carrying costs, management also includes lost reimbursement of real estate taxes, insurance and other operating expenses, as well as estimates of lost rental income at market rates during the hypothetical, expected lease-up periods, which typically range from 3 to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses, to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. While management believes these estimates to be reasonable based on the information available at the time of acquisition, the preliminary purchase price allocation may be adjusted if management obtains more information regarding the valuations of the assets acquired or liabilities assumed.

We allocate purchase price to the fair value of the tangible assets and liabilities of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, buildings, improvements and horticulture, based on management’s determination of the fair values of such assets. Real estate depreciation expense on these tangible assets was $331,430 and $887,939 for the three and nine months ended September 30, 2014, respectively, and $160,533 and $443,635 for the three and nine months ended September 30, 2013, respectively.

We record above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining, non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate whether fixed-rate renewal options, if any, should be included.

The fair value of capitalized above-market leases, included as part of Other assets in the accompanying Condensed Consolidated Balance Sheets, is amortized as a reduction of rental income on a straight-line basis over the remaining, non-cancelable terms of the respective leases, including that of any fixed-price or below-market renewal options. As of September 30, 2014, the aggregate amount of above-market lease values was $45,675, and the total accumulated amortization related to these values was $4,228. There were no above-market lease values recorded as of December 31, 2013. Total amortization related to above-market lease values was $3,768 and $4,228 for the three and nine months ended September 30, 2014, respectively, while there was no amortization related to above-market lease values for either the three or nine months ended September 30, 2013. The fair value of capitalized below-market leases, included as part of Other liabilities in the accompanying Condensed Consolidated Balance Sheets, is amortized as an increase to rental income on a straight-line basis over the remaining, non-cancelable terms of the respective leases, including that of any fixed-price or below-market renewal options. As of September 30, 2014, and December 31, 2013, the aggregate amount of below-market lease values was $371,707 and $161,547, respectively, and the total accumulated amortization was $105,316 and $15,661, respectively. Total amortization related to below-market lease values was $48,781 and $89,655 for the three and nine months ended September 30, 2014, respectively, and $0 and $52,956 for the three and nine months ended September 30, 2013, respectively.

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

The value of in-place leases and unamortized lease origination costs are amortized to expense on a straight-line basis over the remaining, non-cancelable terms of the respective leases assumed upon acquisition, which currently range from 1 to 10 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease at the existing property or entering into a lease at a different property owned by us, is amortized to expense over the remaining lease term and any anticipated renewal periods in the respective leases. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, lease origination costs and tenant relationship intangibles will be immediately charged to the related income or expense.

Total amortization expense related to these intangible assets, in aggregate, was $72,493 and $134,502 for the three and nine months ended September 30, 2014, respectively, and $11,218 and $65,475 for the three and nine months ended September 30, 2013, respectively. In addition, during September 30, 2014, we wrote off $46,526 of intangible assets due to the termination of a lease that was assumed in connection with a farm acquired in June 2014, of which $43,328 was immediately charged to amortization expense.

Impairment of Real Estate Assets

We account for the impairment of our tangible and identifiable intangible real estate assets in accordance with ASC 360, which requires us to periodically review the carrying value of each property to determine whether indicators of impairment exist. Such indicators may include, but are not limited to, declines in a property’s operating performance, deteriorating market conditions and environmental or legal concerns. If circumstances support the possibility of impairment, we prepare a projection of the total undiscounted future cash flows of the specific property, including proceeds from disposition without interest charges, and compare them to the net book value of the property to determine whether the carrying value of the property is recoverable. In performing the analysis, we consider such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, agricultural and business conditions in the regions in which our farms are located and whether there are indications that the fair value of the real estate has decreased. If the carrying amount is more than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying value exceeds the estimated fair value of the property.

We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. During the three months ended June 30, 2014, we had two separate fires that partially damaged structures on each of two properties, which constituted an indicator of impairment. However, in accordance with ASC 360, we assessed the recoverability of the two properties and determined that the net carrying value of each property was fully recoverable. Therefore, no impairment loss was recorded; however, casualty losses were recognized for each event. See “—Involuntary Conversions and Property and Casualty Recovery” below for further detail. We further concluded that none of our properties were impaired as of September 30, 2014, and we will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception.

Leasehold Improvements

From time to time, our tenants may pay for improvements on certain of our properties with the ownership of the improvements remaining with us, in which case we will record the cost of such improvements as an asset, leasehold improvements, along with a corresponding liability, deferred rent liability, on our balance sheet. Leasehold improvements will be depreciated, and the deferred rent liability will be amortized as an addition to rental income, each over the shorter of the useful life of the respective improvement or the remaining term of the existing lease in place. In determining whether the tenant or the Company is the owner (for accounting purposes) of such improvements, several factors will be considered, including, but not limited to: (i) whether the tenant or landlord retains legal title to the improvements upon expiration of the lease; (ii) whether the lease stipulates how such improvements should be treated; (iii) the uniqueness of the improvements (i.e., whether the improvements were made to meet the specific needs or for the benefit of the tenant leasing the property, or if the improvements generally increased the value or extended the useful life of the asset improved upon); (iv) the expected useful life of the improvements relative to the remaining length of the lease; and (v) whether the tenant or the Company constructs or directs construction of the improvements. The determination of who owns the tenant improvements (for accounting purposes) is subject to significant judgment. As of September 30, 2014, we recorded aggregate leasehold improvements of approximately $172,000, and accumulated depreciation related to these improvements was $27,000. During the three and nine months ended September 30, 2014, approximately $7,000 and $27,000, respectively, was recorded as depreciation expense and as an addition to rental income. No leasehold improvements were recorded during 2013.

When improvements on properties are paid for and determined to be owned by us, we record such costs as site improvements and depreciate the costs over the estimated useful life of the improvement.

Restricted Cash

Restricted cash as of September 30, 2014, and December 31, 2013, consisted solely of accrued interest owed on funds held in escrow related to the acquisition of a property in December 2013. During the three and nine months ended September 30, 2014, we accrued $756 and $2,244, respectively, of accrued interest on these funds held in escrow.

Short-term Investments

We consider short-term investments to consist of any highly-liquid securities that have an original maturity of less than one year but greater than three months at the time of purchase. As of September 30, 2014, and December 31, 2013, short-term investments consisted of approximately $0.7 million held in a certificate of deposit (“CD”). The CD originally matured on September 6, 2013; however, upon maturity, the balance was rolled into a new, 12-month CD that matured on September 6, 2014, at which time the balance was again rolled into a new, 12-month CD with a maturity date of September 6, 2015. Due to the short-term nature of the CD, the amortized cost of the security was deemed to approximate its fair value as of both September 30, 2014, and December 31, 2013. During the nine months ended September 30, 2013, we also held $20.0 million of short-term U.S. Treasury Bills that matured on June 27, 2013, and were subsequently invested in a money-market deposit account. As of both September 30, 2014, and December 31, 2013, our short-term investments were classified as held-to-maturity and were recorded at their amortized cost on the Condensed Consolidated Balance Sheets.

Total income earned on these short-term investments is included in Interest income on the accompanying Condensed Consolidated Statements of Operations and totaled $172 and $509 for the three and nine months ended September 30, 2014, respectively, and $213 and $5,575 for the three and nine months ended September 30, 2013, respectively.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. Costs associated with our borrowings are deferred and amortized over the terms of the respective financings, using the straight-line method. In the case of our line of credit, the straight-line method is used due to the revolving nature of the financing instrument; in the case of our mortgage notes payable, the straight-line method approximates the effective interest method. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense.

In addition, in accordance with ASC 470, “Debt,” when a financing arrangement is amended so that the borrowing capacity increases, the unamortized deferred financing costs from the prior arrangement should be amortized over the term of the new arrangement. As such, $298,614 of unamortized deferred financing costs associated with our Prior MetLife Credit Facility (as defined in Note 5, “Borrowings—MetLife Credit Facility”) were deferred and amortized over the term of our New MetLife Credit Facility (as defined in Note 5, “Borrowings—MetLife Credit Facility”).

Total amortization expense related to deferred financing costs is included in Interest expense on the accompanying Condensed Consolidated Statements of Operations. Accumulated amortization of deferred financing costs was $99,796 and $64,148 as of September 30, 2014, and December 31, 2013, respectively. See Footnote 5, “Borrowings,” for further discussion on these related financings.

Deferred Offering Costs

We account for deferred offering costs in accordance with SEC Staff Accounting Bulletin (“SAB”), Topic 5.A, which states that incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. Accordingly, we record costs incurred related to public offerings of equity securities on our Condensed Consolidated Balance Sheets and pro-ratably apply these amounts to the proceeds of equity as stock is issued. We incurred $140,822 related to the filing and preparation of a registration statement on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2014, and $6,629 of such costs were pro-ratably applied to the use of proceeds of our Follow-on Offering (as defined in Note 6, “Stockholders’ Equity—2014 Follow-on Offering”).

Other Assets and Other Liabilities

Other assets consist of deposits on potential real estate acquisitions, deferred rent assets, prepaid expenses, insurance proceeds receivable, income taxes receivable, above-market lease values and other miscellaneous receivables. Other liabilities consist of rents received in advance, below-market lease values, deferred rent liabilities and funds held in escrow.

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease, reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals; we recognize such revenues on a straight-line basis. Deferred rent receivable, included in Other assets on the accompanying Condensed Consolidated Balance Sheets, includes the cumulative difference between rental revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms. Capitalized above-market and below-market lease values are included in Other assets and Other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets, which are amortized against or into rental income over the life of the respective leases. In addition, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. We perform a quarterly review of deferred rent receivable as it relates to straight-line rents and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions of the industry in which the tenant operates and economic and agricultural conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectable accounts or record a direct write-off of the specific rent receivable. No such reserves or direct write-offs have been recorded to date.

Tenant reimbursement revenue includes payments received from tenants as reimbursements for certain operating expenses, such as property taxes and insurance premiums. These expenses and their subsequent reimbursements are recognized under property operating expenses as incurred and tenant reimbursements as earned, respectively, and are recorded in the same periods.

Involuntary Conversions and Property and Casualty Recovery

We account for involuntary conversions, for example, when a nonmonetary asset, such as property or equipment, is involuntarily converted to a monetary asset, such as insurance proceeds, in accordance with ASC 605, “Revenue Recognition – Gains and Losses,” which requires us to recognize a gain or a loss equal to the difference between the carrying amount of the nonmonetary asset and the amount of monetary assets received. Further, in accordance with ASC 450, “Contingencies,” if recovery of the loss is considered to be probable, we will recognize a receivable for the amount expected to be covered by insurance proceeds, not to exceed the related loss recognized, unless such amounts have been realized.

Income Taxes

We have operated and intend to continue to operate in a manner that will allow us to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. On September 3, 2014, we filed our 2013 federal income tax return, on which we elected to be taxed as a REIT for federal income tax purposes beginning with our tax year ended December 31, 2013. As a REIT, we generally will not be subject to federal income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income.

Beginning January 1, 2013, Land Advisers has been treated as a wholly-owned TRS that is subject to federal and state income taxes. Though Land Advisers has had no activity to date, we would account for any future income taxes in accordance with the provisions of ASC 740, “Income Taxes.”

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

For all tax years prior to 2013, our pre-tax net income was taxed at regular corporate tax rates for both federal and state purposes, and we accounted for such income taxes in accordance with the provisions of ASC 740, “Income Taxes.”

We have performed a review of our tax positions and determined that, as of September 30, 2014, and December 31, 2013, we had no material uncertain tax positions.

A reconciliation between the U.S. statutory federal income tax rate and our effective income tax rate for the nine months ended September 30, 2014 and 2013 is provided in the following table:

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
U.S. statutory federal income tax rate	0.0%	34.0%
State taxes, net of U.S. federal income tax benefit	0.0%	23.6%
Other adjustments(1)	12.6%	12.2%

Effective tax rate	12.6%	69.8%

(1)	Adjustments made to the 2014 income tax provision relate to taxes owed to the state of California, as a result of prior-year land transfers.

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

Comprehensive Income (Loss)

For the three and nine months ended September 30, 2014 and 2013, net income (loss) equaled comprehensive income (loss); therefore, a separate statement of comprehensive income is not included in the accompanying Condensed Consolidated Financial Statements.

Recently-Issued Accounting Guidance

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” in April 2014. Under this revised guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. As an emerging growth company, the standard is effective for us with respect to (a) all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, and (b) all activities that, upon acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We currently anticipate that this standard will result in most of our disposals (if any) not qualifying for discontinued operations presentation.

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

NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS

All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about our 29 farms as of September 30, 2014:

			Number			Lease
		Date	of	Total	Farmable	Expiration	Net Cost
Property Name	Location	Acquired	Farms	Acres	Acres	Date	Basis(1)	Encumbrances
San Andreas	Watsonville, CA	6/16/1997	1	307	237	12/31/2020	$4,836,147	$3,250,940
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	6/30/2020	12,241,930	16,539,852
West Beach	Watsonville, CA	1/3/2011	3	196	195	12/31/2023	8,406,970	3,166,864
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	10/31/2015	2,706,126	1,049,269
Keysville Road	Plant City, FL	10/26/2011	2	59	50	7/1/2016	1,230,757	—
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	6/14/2018	3,924,951	—
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	6/30/2017	4,146,807	2,655,000
38th Avenue	Covert, MI	4/5/2013	1	119	89	4/4/2020	1,451,684	501,093
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	5/31/2028	3,156,674	1,158,381
Natividad Road	Salinas, CA	10/21/2013	1	166	166	10/31/2024	7,417,364	2,615,699
20th Avenue	South Haven, MI	11/5/2013	3	151	94	11/4/2018	1,901,569	747,343
Broadway Road	Moorpark, CA	12/16/2013	1	60	60	12/15/2023	2,957,471	1,121,014
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	12/31/2023	14,011,872	5,231,398
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	2/29/2024	7,798,747	2,503,597
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	9/30/2024	2,560,286	—
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	9/30/2016	5,914,002	2,204,660
McIntosh Road	Dover, FL	6/20/2014	2	94	78	6/30/2017	2,560,062	1,599,600
Naumann Road	Oxnard, CA	7/23/2014	1	68	64	7/31/2017	6,879,182	2,574,595
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	10/31/2024	5,954,079	2,167,293
Wauchula Road	Duette, FL	9/29/2014	1	808	590	9/30/2024	13,888,500	8,259,000

			29	7,641	6,241		$113,945,180	$57,345,598

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for depreciation and amortization accumulated through September 30, 2014.

Real Estate

The following table sets forth the components of our investments in tangible real estate assets as of September 30, 2014, and December 31, 2013:

	September 30, 2014	December 31, 2013
Real estate:
Land and land improvements	$93,340,610	$63,944,307
Irrigation system	11,592,166	6,007,845
Buildings and improvements	10,626,156	7,487,051
Horticulture	1,559,339	1,038,850

Real estate, gross	117,118,271	78,478,053
Accumulated depreciation	(3,934,269)	(3,166,870)

Real estate, net	$113,184,002	$75,311,183

New Real Estate Activity

2014 New Real Estate Activity

During the nine months ended September 30, 2014, we acquired eight new farms in six separate transactions, which are summarized in the table below.

				Number				Total			Annualized
Property	Property	Acquisition	Total	of	Primary	Lease	Renewal	Purchase	Acquisition		Straight-line
Name	Location	Date	Acreage	Farms	Crop(s)	Term	Options	Price	Costs		Rent(1)
Collins Road	Clatskanie, OR	5/30/2014	200	2	Blueberries	10.3 years	3 (5 years each)	$2,591,333	$60,870	(4)	$181,172
Spring Valley	Watsonville, CA	6/13/2014	145	1	Strawberries	2.3 years	None	5,900,000	50,896	(4)	270,901	(6)
McIntosh Road	Dover, FL	6/20/2014	94	2	Strawberries	3.0 years	1 (3 years) / None(2)	2,666,000	60,676	(4)	133,154	(7)
Naumann Road	Oxnard, CA	7/23/2014	68	1	Strawberries	3.0 years	1 (3 years)	6,888,500	91,103	(4)	329,668	(6)
Sycamore Road	Arvin, CA	7/25/2014	326	1	Vegetables	1.3 years	None(3)	5,800,000	44,434	(4)	184,304	(6)
Wauchula Road	Duette, FL	9/29/2014	808	1	Strawberries	10.0 years	2 (5 years each)	13,765,000	123,500	(5)	888,439	(7)

			1,641	8				$37,610,833	$431,479		$1,987,638

(1)	Annualized straight-line amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market and below-market lease values recorded.
(2)	This property has separate tenants leasing each of the two farms. One lease provides for one 3-year renewal option, while the other does not include a renewal option.
(3)	Upon acquisition of this property, we assumed the in-place lease, which expires October 31, 2015. In addition, we executed a 9-year, follow-on lease with a new tenant that commences November 1, 2015. Under the terms of the follow-on lease, the tenant has one 3-year renewal option, and annualized, straight-line rents will be $311,760.
(4)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. We incurred $17,558 of direct leasing costs in connection with these acquisitions.
(5)	Acquisition accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired.
(6)	Acquisition funded through a draw on our New MetLife Credit Facility. Amount represents property’s proportionate share of the total borrowings outstanding under the New MetLife Credit Facility in relation to all properties pledged as collateral under the facility.
(7)	Represents new debt issued from Farm Credit (as defined in Note 5, “Borrowings—Farm Credit Notes Payable”).

As noted in the table above, certain acquisitions during the nine months ended September 30, 2014, were accounted for as business combinations in accordance with ASC 805, as there was a leasing history on the property or a lease in place that we assumed upon acquisition. As such, the fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred, other than those costs that directly related to reviewing or assigning leases we assumed upon acquisition, which were capitalized as part of leasing costs. For acquisitions accounted for as asset acquisitions under ASC 360, the acquisition-related costs were capitalized and included as part of the fair value allocation of the identifiable tangible assets acquired. Further, for those transactions treated as asset acquisitions, none of the purchase price was allocated to intangible assets; however, direct costs we incurred in connection with originating the new leases on the properties were capitalized.

We determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the nine months ended September 30, 2014, to be as follows:

Property Name	Land and Land Improvements	Buildings	Irrigation System	Site Improvements	Horticulture(1)	In-place Leases	Leasing Commissions(2)	Customer Relationships	Above (Below)- Market Leases	Total Acquisition Cost
Collins Road	$1,252,387	$555,667	$—	$126,719	$520,993	$45,086	$71,085	$24,796	$—	$2,596,733
Spring Valley	5,576,138	5,781	200,855	—	—	83,487	17,998	66,217	(49,976)	5,900,500
McIntosh Road	1,970,074	30,745	537,254	2,846	—	34,674	18,041	27,966	45,675	2,667,275
Naumann Road	6,219,293	416,148	71,586	16,939	—	75,520	41,011	54,786	—	6,895,283
Sycamore Road	5,840,750	—	67,000	—	—	48,670	7,364	—	(160,184)	5,803,600
Wauchula Road	8,460,516	1,790,922	3,519,032	112,830	—	—	5,200	—	—	13,888,500

	$29,319,158	$2,799,263	$4,395,727	$259,334	$520,993	$287,437	$160,699	$173,765	$(164,485)	$37,751,891

(1)	Horticulture acquired on Collins Road consists of various types of blueberry bushes.
(2)	Leasing commissions represent the allocable portion of the purchase price, as well as direct costs that were incurred related to reviewing and assigning leases we assumed upon acquisition. Direct leasing costs incurred in connection with properties acquired during the nine months ended September 30, 2014, that were accounted for as business combinations under ASC 805 totaled $17,558.

Below is a summary of the total revenue and earnings recognized on the properties acquired during the three and nine months ended September 30, 2014:

		For the Three Months Ended			For the Nine Months Ended
		September 30, 2014			September 30, 2014
Property Name	Acquisition Date	Rental Revenue(1)	Earnings (2)		Rental Revenue(1)	Earnings(2)
Collins Road	5/30/2014	$45,293	$10,662		$61,365	$18,940
Spring Valley	6/13/2014	67,725	36,366		81,270	44,700
McIntosh Road	6/20/2014	20,549	(41,294	)(3)	24,733	(40,343	)(3)
Naumann Road	7/23/2014	62,920	44,514		62,920	44,514
Sycamore Road	7/25/2014	34,252	22,052		34,252	22,052
Wauchula Road	9/29/2014	4,868	4,868		4,868	4,868

		$235,607	$77,168		$269,408	$94,731

(1)	Includes the amortization of any above- and below-market lease values recorded.
(2)	Earnings are calculated as net income less interest expense (if debt was issued to acquire the property), income taxes and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.
(3)	Includes $43,328 of lease intangibles that were written off during the three months ended September 30, 2014, related to the termination of a lease in September 2014 that we had assumed upon acquisition.

2013 New Real Estate Activity

During the nine months ended September 30, 2013, we acquired two new farms in two separate transactions, which are summarized in the table below.

				Number				Total			Annualized
Property	Property	Acquisition	Total	of	Primary	Lease	Renewal	Purchase	Acquisition		Straight-line
Name	Location	Date	Acreage	Farms	Crop(s)	Term	Options	Price	Costs		Rent(1)
38th Avenue	Covert, MI	4/5/2013	119	1	Blueberries	7.0 Years	1 (7 years)	$1,341,000	$38,200	(2)	$87,286
Sequoia Street	Brooks, OR	5/31/2013	218	1	Blueberries	15.0 Years	3 (5 years each)	3,100,000	108,210	(2)	193,617

			337	2				$4,441,000	$146,410		$280,903

(1)	Annualized straight-line amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market or below-market lease values recorded.
(2)	Transaction accounted for as an asset acquisition under ASC 360; therefore, acquisition-related costs were capitalized and allocated among the assets acquired.

Both of the acquisitions in the table above were purchased using proceeds from the January 2013 IPO (as defined in Note 6, “Stockholders’ Equity—2013 Initial Public Offering”); thus, no additional debt was issued to finance either transaction.

As noted in the above table, both acquisitions during the nine months ended September 30, 2013, were accounted for as asset acquisitions in accordance with ASC 360, as there was no leasing history on the property or a lease in place that we assumed upon acquisition. Accordingly, all acquisition-related costs were capitalized and allocated pro-ratably to the fair value of all identifiable tangible assets. In addition, none of the purchase price was allocated to intangible assets; however, the costs we incurred in connection with originating the new leases on the properties were capitalized.

We determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the nine months ended September 30, 2013, to be as follows:

Property Name	Land and Land Improvements	Buildings	Irrigation System	Horticulture(1)	Leasing Commissions(2)	Total Assets Acquired

38th Avenue	$647,431	$42,720	$240,105	$447,035	$3,842	$1,381,133
Sequoia Street	2,494,911	279,496	424,268	—	9,535	3,208,210

	$3,142,342	$322,216	$664,373	$447,035	$13,377	$4,589,343

(1)	Horticulture acquired on the 38th Avenue property consists of various types of high-bush variety blueberry bushes.
(2)	None of the purchase price was allocated to any intangibles; however, we incurred $ 13,377 of direct leasing costs in connection with the properties acquired during the nine months ended September 30, 2013.

Below is a summary of the total revenue and earnings recognized on the properties acquired during the nine months ended September 30, 2013:

		For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
Property Name	Acquisition Date	Rental Revenue	Earnings(1)	Rental Revenue	Earnings(1)

38th Avenue	4/5/2013	$21,821	$12,377	$42,673	$23,674
Sequoia Street	5/31/2013	48,404	37,587	64,539	49,645

		$70,225	$49,964	$107,212	$73,319

(1)	Earnings are calculated as net income less interest expense (if debt was issued to acquire the property), income taxes and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.

Acquired Intangibles and Liabilities

For acquisitions treated as business combinations, the purchase price was allocated to the identifiable intangible assets and liabilities in accordance with ASC 805. No purchase price was allocated to any intangible assets related to acquisitions treated as asset acquisitions under ASC 360; however, the direct costs we incurred in connection with originating new leases or reviewing existing leases were capitalized over the lives of the respective leases. The following table shows the weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed in connection with the new properties acquired during the nine months ended September 30, 2014 and 2013:

Intangible Assets and Liabilities	2014	2013
In-place leases	3.7	—
Leasing commissions	6.3	12.7
Customer relationships	6.9	—
Above-market leases	3.0	—
Below-market leases	1.5	—

All intangible assets and liabilities	4.2	12.7

Pro-Forma Financials

We acquired eight farms during the nine months ended September 30, 2014, and two farms during the nine months ended September 30, 2013. The following table reflects pro-forma consolidated statements as if the properties were acquired at the beginning of the previous period. The table below reflects pro-forma financials for all farms acquired, regardless of whether they were treated as asset acquisitions or business combinations.

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Operating Data:
Total operating revenue	$6,113,996	$4,466,815
Total operating expenses	(4,023,811)	(2,605,718)
Other expenses	(1,770,316)	(1,463,264)

Net income before income taxes	319,869	397,833
Provision for income taxes	(20,103)	(262,746)

Net income	$299,766	$135,087

Share and Per Share Data:
Earnings per share of common stock—basic and diluted	$0.05	$0.02

Weighted average common shares outstanding—basic and diluted	6,555,539	6,182,088

Significant Existing Real Estate Activity

On January 20, 2014, we completed the work for the expansion and upgrade of the cooling facility on Trapnell Road, for which we agreed to incur the costs, up to a maximum of $450,000. We expended a total of $446,108 in connection with this project, and, in accordance with the lease amendment executed on October 21, 2013, we will earn additional rental income on the costs incurred related to this project at an initial annual rate of 8.5% of the total cost, with prescribed rental escalations provided for in the lease.

On March 27, 2014, we executed a lease with a new tenant to occupy West Beach that commences on November 1, 2014, as the lease term with the current tenants on the property will expire on October 31, 2014. The new lease term is for 9 years, through December 31, 2023, and provides for prescribed rent escalations over its life, with minimum annualized straight-line rental income of $540,469, representing a 20.7% increase over that of the current lease.

On June 17, 2014, we extended the lease with the tenant occupying San Andreas, which was originally set to expire in December 2014. The lease was extended for an additional 6 years, through December 2020, and provides for rent escalations over its life, with minimum annualized, straight-line rental income of $566,592, representing a 31.3% increase over that of the previous lease.

In July 2014, we completed an irrigation upgrade project on East Shelton, for which we rehabilitated several of the 13 existing wells on the property, in addition to adding two new wells. The total cost of this project was approximately $1.2 million.

Involuntary Conversions and Property and Casualty Recovery

In April 2014, two separate fires occurred on two of our properties, partially damaging a structure on each property. One occurred on 20th Avenue, on which the majority of a residential house was destroyed by a fire. We determined the carrying value of the portion of the residential house damaged by the fire to be approximately $94,000. The second fire occurred on West Gonzales and damaged a portion of the cooling facility on the property. As of June 30, 2014, we estimated the carrying value of the portion of the cooler damaged by the fire to be approximately $156,000. However, during the three months ended September 30, 2014, as additional information became available to us through the repair process, we adjusted this estimate to approximately $139,000. Thus, we wrote down the carrying value of these properties on the accompanying Condensed Consolidated Balance Sheets by these respective amounts, and, in accordance with ASC 605, we also recorded a corresponding property and casualty loss during the three months ended June 30, 2014, included in Property and casualty recovery, net on the accompanying Condensed Consolidated Statements of Operations.

Both of the assets were insured, either by us or the tenant, at the time of the fires, and at least partial recovery of these costs is considered probable. As a result of the fire on 20th Avenue, we expect to receive insurance proceeds of at least $47,000, and collection of such recovery is considered to be probable as of September 30, 2014. Thus, in accordance with ASC 450, during the three months ended September 30, 2014, we recorded this expected recovery as an offset to the property and casualty loss we recorded during the three months ended June 30, 2014, and such recovery is included as part of Property and casualty recovery, net on the accompanying Condensed Consolidated Statements of Operations. In connection with the fire on West Gonzales, insurance proceeds of $231,710 were recovered during the three months ended September 30, 2014; thus, we recorded this amount as an offset to the property and casualty loss we recorded during the three months ended June 30, 2014, and such recovery is included as part of Property and casualty recovery, net on the accompanying Condensed Consolidated Statements of Operations. However, of the $231,710 of insurance proceeds recovered during the three months ended September 30, 2014, $106,943 was deposited into the account of one of our affiliates in error, and this amount was remitted to us in full on October 2, 2014. We expect to recover an additional $124,767 for these repairs during the three months ending December 31, 2014, and we have received confirmation from the insurer regarding payment of this amount. Thus, we have recorded this expected recovery as a receivable and a corresponding liability, included in Other assets and Other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. We will recognize this amount and any other insurance recoveries as a gain upon receipt. We are still in the process of assessing the total amount expected to be recovered for each of these events, as well as the collectability of such amounts; thus, no further offsets to the property and casualty loss we recorded during the three months ended June 30, 2014, have been recorded at this time.

Repairs are currently ongoing on West Gonzales, and, during the three months ended September 30, 2014, we expended $231,709 to repair the portion of the cooler damaged by the fire. Of this amount, $166,935 was capitalized as a real estate addition, and $64,774 was recorded as repairs and maintenance expense, included in Property operating expense on the accompanying Condensed Consolidated Statements of Operations. Repairs have not yet begun on 20th Avenue.

Intangible Assets

The following table summarizes the carrying value of lease intangible assets and the accumulated amortization for each intangible asset class as of September 30, 2014, and December 31, 2013:

	September 30, 2014		December 31, 2013
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization

In-place leases	$664,603	$(321,993)	$397,728	$(241,697)
Leasing costs	303,917	(66,866)	146,558	(34,727)
Customer relationships	250,371	(68,854)	93,187	(49,985)

	$1,218,891	$(457,713)	$637,473	$(326,409)

The aggregate amortization expense for the remainder of 2014 and each of the five succeeding fiscal years and thereafter is as follows:

Period		Estimated Amortization Expense

For the remaining three months ending December 31:	2014	$76,130
For the fiscal years ending December 31:	2015	283,854
	2016	162,905
	2017	74,354
	2018	32,269
	2019	29,350
	Thereafter	102,316

		$761,178

Lease Expirations

The following table summarizes the lease expirations by year for our properties with leases in place as of September 30, 2014:

Year	Number of Expiring Leases	Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Nine Months Ended September 30, 2014	% of Total Rental Revenue

2014 (1)	1	0	0.0%	$22,980	0.5%
2015	1	72	0.9%	106,875	2.2%
2016	2	204	2.7%	132,522	2.7%
2017	3	286	3.8%	297,611	6.2%
2018	2	370	4.8%	192,669	4.0%
2019	0	0	0.0%	—	0.0%
Thereafter	12	6,709	87.8%	4,075,376	84.4%

Totals	21	7,641	100.0%	$4,828,033	100.0%

(1)	Includes a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis.

Future Lease Payments

Future operating lease payments from tenants under all non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2014 and each of the five succeeding fiscal years and thereafter as of September 30, 2014, are as follows:

Period		Tenant Lease Payments

For the remaining three months ending December 31:	2014	$1,823,917
For the fiscal years ending December 31:	2015	7,234,704
	2016	7,861,282
	2017	7,305,647
	2018	6,848,874
	2019	6,885,678
	Thereafter	19,447,671

		$57,407,773

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay real estate property taxes on the respective parcels of land in the event the tenants fail to pay them. The aggregate annual real estate property taxes for all parcels of land owned by us as of September 30, 2014, are approximately $652,000. As of September 30, 2014, due to the terms of certain of our leases, we are responsible for approximately $215,000 of this annual amount.

Portfolio Diversification and Concentrations

Diversification

The following table summarizes the geographic locations of our properties with leases in place as of September 30, 2014 and 2013:

	As of and For the Nine Months Ended September 30, 2014					As of and For the Nine Months Ended September 30, 2013
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue

California	11	1,993	26.1%	$3,260,272	67.5%	6	1,228	62.4%	$2,408,110	84.2%
Oregon	4	2,313	30.3%	775,438	16.1%	1	218	11.1%	64,539	2.2%
Florida	9	1,304	17.1%	384,861	8.0%	6	402	20.4%	345,113	12.1%
Arizona	1	1,761	23.0%	217,899	4.5%	0	0	0.0%	—	0.0%
Michigan	4	270	3.5%	189,563	3.9%	1	119	6.1%	42,673	1.5%

	29	7,641	100.0%	$4,828,033	100.0%	14	1,967	100.0%	$2,860,435	100.0%

Concentrations

Credit Risk

All of our farms are leased to unrelated, third-party tenants. Two of our farms are leased to the same tenant, Dole Food Company (“Dole”). As of September 30, 2014, 960 acres were leased to Dole, representing 12.6% of the total acreage we owned. Furthermore, aggregate rental income attributable to Dole accounted for approximately $2.2 million, or 44.7%, of the rental income recorded during the nine months ended September 30, 2014. Rental income from Dole accounted for 68.6% of the total rental income recorded during the nine months ended September 30, 2013. If Dole fails to make rental payments or elects to terminate either of its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 20.0% of the total rental income recorded during the nine months ended September 30, 2014 or 2013.

Geographic Risk

11 of our 29 farms owned as of September 30, 2014, are located in California. As of September 30, 2014, our farmland in California accounted for 1,993 acres, or 26.1% of the total acreage we owned. Furthermore, these farms accounted for approximately $3.3 million, or 67.5%, of the rental income recorded during the nine months ended September 30, 2014. Rental income from our farms in California accounted for 84.2% of the total rental income recorded by us during the nine months ended September 30, 2013. Our other farms, located in Arizona, Florida, Michigan and Oregon, were purchased between October 2011 and September 2014. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 20.0% of the total rental income recorded during the nine months ended September 30, 2014 or 2013.

Active Purchase and Sale Agreements

On July 25, 2014, we entered into an agreement to purchase 64 acres of farmland in California (the “64-Acre California Property”) for approximately $6.1 million. The 64-Acre California Property is irrigated cropland that is farmed primarily for strawberries. The prospective purchase of the 64-Acre California Property is expected to close during the three months ending December 31, 2014, subject to customary conditions and termination rights for transactions of this type, including a due diligence inspection period. However, there can be no assurance that this prospective acquisition will be consummated by that time, on the terms currently anticipated, or at all.

On August 11, 2014, we entered into an agreement to purchase 332 acres of farmland in California (the “332-Acre California Property”) for approximately $24.6 million. The 332-Acre California Property is irrigated cropland that is farmed for berries and vegetables. The prospective purchase of the 332-Acre California Property is expected to close during the three months ending December 31, 2014, subject to customary conditions and termination rights for transactions of this type, including a due diligence inspection period. However, there can be no assurance that this prospective acquisition will be consummated by that time, on the terms currently anticipated, or at all.

On September 29, 2014, we entered into an agreement to purchase 63 acres of farmland in California (the “63-Acre California Property”) for approximately $3.8 million. The 63-Acre California Property is irrigated cropland that is farmed primarily for strawberries. The prospective purchase of the 63-Acre California Property is expected to close during the three months ending December 31, 2014, subject to customary conditions and termination rights for transactions of this type, including a due diligence inspection period. However, there can be no assurance that this prospective acquisition will be consummated by that time, on the terms currently anticipated, or at all.

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

Amended and Restated Advisory and Administration Agreements

On February 1, 2013, we entered into each of the Amended Advisory Agreement and the Amended Administration Agreement.

Amended Advisory Agreement

Base Management Fee

Pursuant to the Amended Advisory Agreement that went into effect on February 1, 2013, we pay an annual base management fee equal to a percentage of our adjusted stockholders’ equity, which is defined as our total stockholders’ equity at the end of each quarter less the recorded value of any preferred stock we may issue and, for 2013 only, any uninvested cash proceeds from the IPO. For 2013, the base management fee was set at 1.0% of our adjusted stockholders’ equity; however, since January 1, 2014, the base management fee equals 2.0% of our adjusted stockholders’ equity, which no longer excludes uninvested cash proceeds from the IPO.

Incentive Fee

Pursuant to the Amended Advisory Agreement, we also pay an additional quarterly incentive fee based on funds from operations (“FFO”). For purposes of calculating the incentive fee, our FFO, before giving effect to any incentive fee (our “Pre-Incentive Fee FFO”) will include any realized capital gains or losses, less any distributions paid on our preferred stock, but will not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our Pre-Incentive Fee FFO for a particular calendar quarter exceeds a hurdle rate of 1.75% (7% annualized) of our total stockholders’ equity at the end of the quarter. Our Adviser will receive 100% of the amount of the Pre-Incentive Fee FFO for the quarter that exceeds the hurdle rate but is less than 2.1875% of our total stockholders’ equity at the end of the quarter (8.75% annualized), and 20% of the amount of our Pre-Incentive Fee FFO that exceeds 2.1875% for the quarter.

For the three months ended March 31, 2013, we paid an incentive fee to our Adviser of $41,037; however, during the three months ended June 30, 2013, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee paid for the three months ended March 31, 2013, and such fee was credited to us during the three months ended June 30, 2013. There was no incentive fee earned by our Adviser for the three or nine months ended September 30, 2014, or for the three or six months ended September 30, 2013, as our Pre-Incentive Fee FFO did not exceed the hurdle rate.

Amended Administration Agreement

Pursuant to the Amended Administration Agreement that went into effect on February 1, 2013, we pay for our allocable portion of the Administrator’s expenses incurred while performing services to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president) and their respective staffs. From February 1, 2013, through June 30, 2014, our allocable portion of these expenses was derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by our Adviser.

As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses will be derived by multiplying the Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements.

The following table summarizes the management fees, incentive fees and associated credits and the administration fees reflected in our accompanying Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Management Fee:
Allocated payroll and benefits	$—	$—	$—	$38,668
Allocated overhead expenses	—	—	—	7,538

Prior management advisory fee(1)	—	—	—	46,206
Amended base management fee(2)	300,552	19,485	778,047	57,580

Total management fee(3)	$300,552	$19,485	$778,047	$103,786

Incentive Fee:
Incentive Fee(3)(4)	$—	$—	$—	$41,037
Credit from voluntary, irrevocable waiver by Adviser’s board of directors(3)(4)	—	—	—	(41,037)

Net incentive fee	$—	$—	$—	$—

Administration Fee:
Allocated payroll and benefits	$—	$—	$—	$14,034
Allocated overhead expenses	—	—	—	4,498

Prior administration fee(1)	—	—	—	18,532
Amended administration fee(2)	144,952	39,562	276,157	116,870

Total administration fee(3)	$144,952	$39,562	$276,157	$135,402

(1)	Pursuant to the Prior Advisory and Administration Agreements, respectively, as defined and described in further detail above, both of which were terminated on January 31, 2013.
(2)	Pursuant to the Amended Advisory and Administration Agreements, respectively, as defined and described in further detail above, both of which became effective on February 1, 2013.
(3)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.
(4)	An incentive fee of $41,037 was paid to our Adviser for the three months ended March 31, 2013; however, during the three months ended June 30, 2013, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee due and payable to the Adviser for the three months ended March 31, 2013.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets were as follows:

	As of September 30, 2014	As of December 31, 2013
Management fee due to Adviser	$300,552	$91,823
Other due to Adviser(1)	2,634	9,834

Total due to Adviser	303,186	101,657

Administration fee due to Administrator	144,952	59,062

Total due to Administrator	144,952	59,062

Total due to related parties(2)	$448,138	$160,719

(1)	Other fees due to related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser or Administrator on our behalf.
(2)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.

NOTE 5. BORROWINGS

Our borrowings as of September 30, 2014, and December 31, 2013, are summarized below:

					As of September 30, 2014			As of December 31, 2013
Issuer	Type of Issuance	Date of Issuance	Initial Commitment	Maturity Date	Principal Outstanding	Stated Interest Rate	Undrawn Commitment	Principal Outstanding	Stated Interest Rate	Undrawn Commitment

MetLife	Mortgage Note Payable	12/30/2010	$45,200,000	1/5/2026	$—	N/A	$—	$43,054,165	3.50%	$—	(1)
MetLife	Line of Credit	5/23/2012	4,785,000	4/5/2017	—	N/A	—	100,000	3.25%	4,685,000	(1)
MetLife	Mortgage Note Payable	5/9/2014	100,000,000	1/5/2029	41,331,998	3.50%	58,668,002	—	N/A	—	(2)
MetLife	Line of Credit	5/9/2014	25,000,000	4/5/2024	3,500,000	2.75%	21,500,000	—	N/A	—	(2)
Farm Credit	Mortgage Note Payable	9/19/2014	2,655,000	8/1/2034	2,655,000	3.52%	—	—	N/A	—
Farm Credit	Mortgage Note Payable	9/19/2014	1,599,600	8/1/2034	1,599,600	3.52%	—	—	N/A	—
Farm Credit	Mortgage Note Payable	9/29/2014	8,259,000	8/1/2034	8,259,000	3.54%	—	—	N/A	—

				Totals:	$57,345,598		$80,168,002	$43,154,165		$4,685,000

(1)	Indebtedness was fully repaid with the proceeds from the New MetLife Credit Facility and was terminated on May 9, 2014.
(2)	Based on the properties that were pledged as collateral as of September 30, 2014, approximately $24.8 million of the remaining availability was available for us to draw.

The weighted-average effective interest rate charged on all of our borrowings, excluding the impact of deferred financing costs, was 3.6% for both the three and nine months ended September 30, 2014, as well as for both the three and nine months ended September 30, 2013.

MetLife Credit Facility

On May 9, 2014, we closed on a new mortgage loan facility and a new revolving line of credit with Metropolitan Life Insurance Company (“MetLife”) for an aggregate amount of up to $125.0 million (the “New MetLife Credit Facility”). The New MetLife Credit Facility consists of a $100.0 million long-term note payable (the “New MetLife Note Payable”) and a $25.0 million revolving equity line of credit (the “New MetLife Line of Credit”). Under the New MetLife Credit Facility, we may borrow up to 58% of the aggregate of the lower of cost or the appraised value of the real property pledged as collateral.

The New MetLife Note Payable is scheduled to mature on January 5, 2029, and we may not repay the note prior to maturity, except on one of the interest rate adjustment dates. Advances will initially bear interest at a fixed rate of 3.50% per annum, plus an unused fee of 0.20% on undrawn amounts. The interest rate for subsequent disbursements will be based on prevailing market rates at the time of such disbursements. The interest rates on the initial advance and any subsequent disbursements will be subject to adjustment every three years. If we have not drawn the full commitment amount of $100.0 million by December 31, 2016, MetLife has the option to be relieved of its obligation to disburse the additional funds under this loan. As of September 30, 2014, there was $41.3 million outstanding under the New MetLife Note Payable.

The New MetLife Line of Credit is scheduled to mature on April 5, 2024, and advances will initially bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.50%, with a minimum annualized rate of 2.75%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the New MetLife Line of Credit will be subject to adjustment in April 2017.

The New MetLife Credit Facility replaces two prior loan agreements with MetLife, dated December 30, 2010, as amended, and May 23, 2012, for a mortgage promissory note (the “Prior MetLife Note Payable”) and a revolving line of credit (the “Prior MetLife Line of Credit,” and together with the Prior MetLife Note Payable, the “Prior MetLife Credit Facility”), respectively. The Prior MetLife Note Payable provided mortgage financing in an amount not to exceed $45.2 million and was scheduled to mature on January 5, 2026. The Prior MetLife Line of Credit provided a revolving line of credit in an amount up to $4.8 million and was scheduled to mature on April 5, 2017.

Similar to the Prior MetLife Credit Facility, the continuing ability to borrow under the New MetLife Credit Facility will be subject to our ongoing compliance with various affirmative and negative covenants, including with respect to liens, indebtedness, mergers and asset sales. The New MetLife Credit Facility also requires that we satisfy financial covenants on a consolidated basis at the end of each calendar quarter, including:

•	a debt-to-asset-value ratio of equal to or less than sixty-five percent (65%);

•	a net worth value in excess of $50,000,000;

•	a debt-to-two-times-net-worth ratio of equal to or less than 0.65; and

•	a rental-revenue-to-debt ratio of equal to or greater than 5.0%.

As of September 30, 2014, we were in compliance with all covenants.

Amounts owed under the New MetLife Credit Facility are guaranteed by us and each subsidiary of ours that owns a property pledged as collateral pursuant to the loan documents.

A portion of the proceeds from the New MetLife Credit Facility was used to repay amounts owed under the Prior MetLife Credit Facility. No early termination penalties or fees were incurred in connection with the repayment of the Prior MetLife Credit Facility. In connection with obtaining the New MetLife Credit Facility and the subsequent pledging of properties under the facility, as of September 30, 2014, we have incurred loan fees of $220,500 and aggregate financing costs, which includes legal fees, origination fees and administrative fees, of $601,085. In addition, $298,614 of unamortized deferred financing costs associated with our Prior MetLife facility were further deferred and are being amortized over the term of our New MetLife Credit Facility.

As of September 30, 2014, the following properties were pledged as collateral under the New MetLife Credit Facility: San Andreas, West Gonzales, West Beach, Dalton Lane, 38th Avenue, Sequoia Street, Natividad Road, 20th Avenue, Broadway Road, Oregon Trail, East Shelton, Spring Valley, Naumann Road and Sycamore Road. With these properties pledged as collateral under the New MetLife Credit Facility, as of September 30, 2014, we had the ability to draw an additional $24.8 million under the New MetLife Credit Facility.

Farm Credit Notes Payable

On September 19, 2014, we, through certain subsidiaries of our Operating Partnership, closed two loans from Farm Credit of Central Florida, FLCA (“Farm Credit”), in the aggregate amount of approximately $4.2 million. In addition, on September 29, 2014, we obtained an additional loan for approximately $8.3 million, bringing our total borrowings from Farm Credit to approximately $12.5 million (collectively, the “Farm Credit Notes Payable”).

The Farm Credit Notes Payable are scheduled to mature on August 1, 2034, and will bear interest (before interest repatriation) at a blended fixed rate of 3.53% per annum through July 31, 2017; thereafter, the interest rate will be equal to the one-month LIBOR, plus 2.875%. The original principal amounts borrowed from Farm Credit equaled approximately 60% of the aggregate appraised value of the real properties pledged as collateral under the Farm Credit Notes Payable.

Our agreement with Farm Credit contains various affirmative and negative covenants, including with respect to liens, indebtedness, mergers and asset sales. The Farm Credit Notes Payable also require us to satisfy financial covenants on a consolidated basis at the end of each calendar year, including having:

•	a net worth value in excess of $50,000,000; and

•	a maximum leverage ratio of equal to or less than sixty-five percent (65%).

As of September 30, 2014, we were in compliance with all covenants.

Certain amounts owed under the Farm Credit Notes Payable, limited to 12 months of principal and interest due under the loans, are guaranteed by us pursuant to the loan documents.

The proceeds from the Farm Credit Notes Payable were invested into the acquisition of three new farms during the three months ended September 30, 2014. In connection with the Farm Credit Notes Payable, we incurred loan fees of $78,211 and aggregate financing costs, which includes legal fees, origination fees and administrative fees, of $120,852.

As of September 30, 2014, the following properties were pledged as collateral under the Farm Credit Notes Payable: Trapnell Road, McIntosh Road and Wauchula Road.

Mortgage Notes Payable

Scheduled principal payments of the mortgage notes payable under the New MetLife Note Payable and the Farm Credit Notes Payable for the remainder of 2014 and each of the five succeeding fiscal years and thereafter are as follows:

Period		Scheduled Principal Payments

For the remaining three months ending December 31:	2014	$103,237
For the fiscal years ending December 31:	2015	2,072,300
	2016	2,021,668
	2017	1,972,809
	2018	1,925,659
	2019	1,880,160
	Thereafter	43,869,765

		$53,845,598

The aggregate fair value of our mortgage notes payable outstanding as of September 30, 2014, was approximately $53.7 million, as compared to a carrying value of $53.8 million. We determined the fair value of the New MetLife Note Payable using Level 3 inputs under the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures,” and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. As the Farm Credit Notes Payable closed during the three months ended September 30, 2014, the terms, including the interest rate, were deemed to be in-line with those of the current market; thus, the aggregate carrying value of the loans as of September 30, 2014, is deemed to approximate its fair value.

NOTE 6. STOCKHOLDERS’ EQUITY

The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2014:

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value

Balance at December 31, 2013	6,530,264	$6,530	$51,326,262	$(2,820,800)	$48,511,992
Net loss	—	—	—	(179,803)	(179,803)
Proceeds from issuance of common stock, net	1,150,000	1,150	13,219,525	—	13,220,675
Distributions	—	—	—	(1,763,171)	(1,763,171)

Balance at September 30, 2014	7,680,264	$7,680	$64,545,787	$(4,763,774)	$59,789,693

2013 Initial Public Offering

On January 28, 2013, we priced our initial public offering (“IPO”) of 3,333,334 shares of our common stock at a public offering price of $15.00 per share, which closed on January 31, 2013. Including the underwriters’ option to cover over-allotments, which was exercised on February 19, 2013, we issued a total of 3,780,264 shares, resulting in gross proceeds of $56.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $51.3 million. Approximately $37.9 million of these proceeds were invested in new property acquisitions, and an additional $1.7 million was expended or accrued for capital improvements on existing properties. In addition, $10.3 million was used to pay distributions to our stockholders, and a portion was used for other general corporate purposes. As of September 30, 2014, there were no uninvested proceeds remaining from our IPO.

2014 Follow-on Offering

On September 24, 2014, we priced a follow-on public offering (the “Follow-on Offering”) of 1,150,000 shares of our common stock at a public offering price of $12.28 per share, which closed on September 29, 2014. In connection with the Follow-on Offering, we issued a total of 1,150,000 shares, resulting in gross proceeds of approximately $14.1 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $13.3 million. $11.1 million of these proceeds were used to repay existing debt, with the remainder being invested into new property acquisitions. As of September 30, 2014, there were no uninvested proceeds remaining from our Follow-on Offering.

Subsequent to September 30, 2014, the underwriters informed us of their intent to exercise their over-allotment option in connection with the Follow-on Offering, and, as a result, we issued an additional 73,453 shares, which will result in gross proceeds of approximately $0.9 million. See Footnote 9, “Subsequent Events,” for further discussion on the over-allotment exercise.

Distributions

Our Board of Directors declared and paid the following monthly distributions to common stockholders for the nine months ended September 30, 2014 and 2013:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share

2014	January 7, 2014	January 22, 2014	January 31, 2014	$0.03
	January 7, 2014	February 19, 2014	February 28, 2014	0.03
	January 7, 2014	March 17, 2014	March 31, 2014	0.03
	April 8, 2014	April 21, 2014	April 30, 2014	0.03
	April 8, 2014	May 20, 2014	May 30, 2014	0.03
	April 8, 2014	June 19, 2014	June 30, 2014	0.03
	July 15, 2014	July 25, 2014	August 5, 2014	0.03
	July 15, 2014	August 20, 2014	August 29, 2014	0.03
	July 15, 2014	September 19, 2014	September 30, 2014	0.03

Nine months ended September 30, 2014				$0.27

2013	February 5, 2013	February 15, 2013	February 28, 2013	$0.04
	February 5, 2013	March 15, 2013	March 28, 2013	0.04
	April 9, 2013	April 22, 2013	April 30, 2013	0.12
	April 9, 2013	May 20, 2013	May 31, 2013	0.12
	April 9, 2013	June 19, 2013	June 28, 2013	0.12
	July 9, 2013	July 19, 2013	July 31, 2013	0.12
	July 9, 2013	August 21, 2013	August 30, 2013	0.12
	July 9, 2013	September 18, 2013	September 30, 2013	0.12

Nine months ended September 30, 2013				$0.80

We will provide information related to the federal income tax characterization of our 2014 distributions in an IRS Form 1099-DIV, which will be mailed to our stockholders in January 2015.

Registration Statement

We filed a universal registration statement on Form S-3 (File No. 333-194539) with the SEC on March 13, 2014, which the SEC declared effective on April 2, 2014. The registration statement permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of two or more of such securities. As of September 30, 2014, we have issued 1,150,000 shares of common stock for gross proceeds of $14.1 million under this registration statement. In addition, subsequent to September 30, 2014, we issued an additional 73,453 shares of common stock in connection with the underwriters’ exercise of their option to cover over-allotments from our Follow-on Offering. See Footnote 9, “Subsequent Events,” for further discussion on the over-allotment exercise.

NOTE 7. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013. Earnings per share is computed using the weighted average number of shares outstanding during the respective periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$100,375	$4,760	$(179,803)	$82,633
Weighted average shares of common stock outstanding – basic and diluted	6,605,264	6,530,264	6,555,539	6,108,165

Basic and diluted earnings (loss) per common share	$0.02	$0.00	$(0.03)	$0.01

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

Coinciding with the extension of the lease on West Beach, we entered into an agreement with the tenants on the farm to provide oversight on certain capital improvements that will serve to protect the property against future flooding. The cost of these improvements, which we expect to be approximately $550,000, will be borne by us and will take place over the next year. In addition, under the terms of the agreement with our tenants, we were required to pay them a one-time fee of $46,000 for their oversight role, which has been fully paid as of September 30, 2014. These capital improvements are currently underway, and, as of September 30, 2014, we have expended or accrued approximately $78,000 related to these improvements.

In connection with the follow-on lease we executed upon our acquisition of Sycamore Road, we are required to make certain irrigation improvements on the property to increase overall water availability by November 1, 2015. Work on these improvements has not yet begun; however, we expect the total cost to be $750,000 or less. In addition, we will earn additional rent on the total cost of these improvements, up to a total cost of $750,000, commensurate with the yield on the farmland.

As a result of the fire on West Gonzales, as of September 30, 2014, we have paid $231,709 for repairs, the full amount of which has been reimbursed through insurance proceeds. We have one additional payment of $124,766 remaining to complete the repairs, for which we have received assurance of full recovery from the insurance company. In addition, we have agreed to further upgrade the insulation inside the cooler for a total cost of approximately $176,000.

NOTE 9. SUBSEQUENT EVENTS

Investment Activity

On October 22, 2014, we executed a lease amendment with the tenant on East Shelton to provide for additional annual rent in connection with the completion of the irrigation upgrades we performed on the property. This amendment will result in additional annualized, straight-line rents of $35,087 and will be effective as of the date we acquired the property, December 27, 2013.

On October 24, 2014, the underwriters exercised their over-allotment option in connection with the Follow-on Offering, and, as a result, we issued an additional 73,453 shares. This transaction is expected to close on October 29, 2014, and will result in gross proceeds of approximately $902,000 and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $857,000. We intend to utilize these proceeds towards future acquisitions, to repay indebtedness and for other general corporate purposes.

Distributions

On October 7, 2014, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 22, 2014	October 31, 2014	$0.03
November 17, 2014	November 26, 2014	0.03
December 19, 2014	December 31, 2014	0.03

	Total:	$0.09

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements and include, but are not limited to:

•	Changes in our industry, interest rates or the general economy;

•	Natural disasters or climactic changes impacting the regions in which our tenants operate;

•	The degree and nature of our competition;

•	Failure to maintain our qualification as a REIT;

•	Changes in our business strategy; and

•	Loss of our key personnel.

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

OVERVIEW

General

We are an externally-managed real estate company that currently owns 7,641 acres comprised of 29 farms: 11 in California, 9 in Florida, 4 in Michigan, 4 in Oregon and 1 in Arizona. These farms are currently leased to 25 separate and unrelated tenants that are either corporate or independent farmers. We intend to acquire more farmland in these and other states in our regions of focus that is or will be leased to farmers, and we expect that most of our future tenants will be medium-sized independent farming operations or large corporate farming operations that are unrelated to us. We may also acquire property related to farming, such as cooling facilities, freezer buildings, packinghouses, box barns, silos, storage facilities, greenhouses, processing plants and distribution centers. We generally lease our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying the related taxes, maintenance and insurance costs, as well as rent to us. We may also elect to sell farmland at certain times, such as when the land could be developed by others for urban or suburban uses.

To a lesser extent, we may provide senior secured first-lien mortgages to farmers for the purchase of farmland and farm-related properties. We expect that any mortgages we make would be secured by farming properties that have been in operation for over five years with a history of crop production and profitable farming operations. To date, we have not identified any properties for which to make loans secured by properties.

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

As described further below, we have used all of the proceeds received from our initial public offering in January 2013 (the “IPO”) and from our follow-on offering in September 2014 (the “Follow-on Offering”) via new property acquisitions, improvements on existing properties, distributions to stockholders and other general corporate purposes. We intend to continue to lease our farm properties to corporate farmers or independent farmers that sell their products through national corporate marketers-distributors. We currently have no plans to make mortgage loans on farms, but we may make mortgage loans on farms and farm-related properties in the future. We expect to continue to earn rental and interest income from our investments.

Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”) provides administrative services to us pursuant to an administration agreement. Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits and general expenses.

We conduct substantially all of our investment activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). We control our Operating Partnership as its sole general partner, and we also currently own, directly or indirectly, all limited partnership units (“OP Units”) of our Operating Partnership. On October 7, 2014, we obtained the ability and expect to offer equity ownership in our Operating Partnership by issuing OP Units from time to time in exchange for agricultural real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the realization of gains until they redeem the OP Units or sell the OP Units for cash. Persons who receive OP Units in our Operating Partnership in exchange for real estate or interests in entities that own real estate will be entitled to redeem these OP Units for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the OP Units for one year. To date, no properties have been acquired through issuance of OP Units.

On September 3, 2014, we filed our 2013 federal income tax return, on which we elected to be taxed as a real estate investment trust (“REIT”) for federal tax purposes beginning with our tax year ended December 31, 2013. As a REIT, we generally will not be required to pay federal and state income taxes on the distributions we make to our stockholders. Any TRS through which we may conduct operations will be required to pay federal and state income taxes on its taxable income, if any, at the then-applicable corporate rates. To the extent we do not qualify to be taxed as a REIT or revoke our REIT status for federal income tax purposes, we will be subject to regular corporate income tax on our taxable income.

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

We expect that most of our future tenants will be medium-sized independent farming operations or large corporate farming operations that are unrelated to us. We intend to continue to lease our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying the related taxes, maintenance and insurance costs, as well as rent to us. We are actively seeking and evaluating other farm properties for potential purchase. All potential acquisitions will be subject to due diligence procedures, and there can be no assurance that we will be successful in identifying or acquiring additional properties in the future.

Leases

Most of our agricultural leases have initial terms ranging from 3 to 10 years for properties growing row crops and 5 to 15 years for properties growing permanent crops, often with options to extend the lease further. Rent is generally payable to us on either an annual or semi-annual basis, with one-half due at the beginning of the year and the other half due later in the year. Further, most of our leases contain provisions that provide for annual increases in the rental amounts payable by the tenants, often referred to as escalation clauses. The escalation clauses may specify fixed dollar amount or percentage increases each year, or it may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect current market rents. Leases are generally on a triple-net basis, which means that, in addition to rent, the tenant will be required to pay taxes, insurance (including drought insurance for properties that depend upon rain water for irrigation), water costs, maintenance and other operating costs. We do not expect to enter into leases that include variable rent based on the success of the harvest each year. Our current leases have original lease terms ranging from 1 to 15 years, with 16 farms being leased on a pure triple-net basis, and 13 farms being leased on a modified triple-net basis, meaning the landlord is responsible for a portion of the related property taxes.

We monitor our tenants’ credit quality on an ongoing basis by, among other things, periodically conducting site visits of the properties to ensure farming operations are taking place and to assess the general maintenance of the properties. To date, no changes to credit quality of our tenants have been identified, and all tenants continue to pay pursuant to the terms of their respective leases.

Lease Expirations

Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for renewal or extension. We had two agricultural leases that were originally due to expire in 2014, one on 196 acres of farmland (“West Beach”) and one on 307 acres of farmland (“San Andreas”), both near Watsonville, California. However, during the six months ended June 30, 2014, we were able to re-lease both properties prior to the expiration of their leases and without any downtime. The two properties were re-leased for periods of 9 and 6 years, respectively, at rental rates representing an average increase in minimum annualized straight-lined rental income of 26.0% over the previous leases. In aggregate, these properties accounted for approximately 6.6% of the total acreage owned as of September 30, 2014, and 14.1% and 14.5% of the total rental income recorded for the three and nine months ended September 30, 2014, respectively.

We have one agricultural lease due to expire in 2015, on 72 acres of farmland near Watsonville, California (“Dalton Lane”). We recently began negotiations regarding a lease renewal on this property, and we anticipate being able to renew the lease prior to its expiration on October 31, 2015. In addition, given that the property is in the same region as the two new leases we recently executed, on West Beach and San Andreas, we expect to be able to renew the lease at a higher rental rate, compared to that of the existing lease. However, there can be no assurance that we will be able to renew the lease at a rate favorable to us, if at all, or be able to find a replacement tenant for the lease, if necessary.

In addition, we also have a surface area lease with an oil company on eight acres of West Gonzales that is renewed on an annual basis and continues for so long as the tenant continues to use its oil rights. Under the terms of the lease, the amount of rent owed increases on an annual basis commensurate with the rental increases per the agricultural lease in place on West Gonzales. This lease accounted for approximately 0.4% and 0.5% of the rental income recorded during the three and nine months ended September 30, 2014.

Mortgages

We may also make loans to farmers for the purchase of farmland and other properties related to farming, not to exceed 5.0% of the fair value of our total assets, over time. These loans would be secured by mortgages on the property. In the event that we make any such loans, we expect that the typical mortgage would carry a fixed interest rate over a term of three to five years and would require interest-only payments with no amortization of the principal until maturity. We expect that the mortgage would be set up to have the senior claim on the property but would not require the owner to guarantee the mortgage personally. If we make mortgage loans, we intend to provide borrowers with a conditional put option giving them the right to sell the property to us at a predetermined fair market value, and we also may have a call option to buy the property from the borrower. To date, we have not identified any properties for which to make loans secured by properties.

Business Environment

The United States (the “U.S.”) continues its unsteady recovery from the recession that began in late 2007 and from the harsh winter that adversely impacted the economy during the first quarter of 2014; however, uncertainty continues to exist on many levels. While the labor market continues its improvement and the employment rate continues its downward trajectory, broader unemployment measures remain historically high. Inflation appears to be on the rebound; however, it remains below the Federal Reserve’s (the “Fed”) goal of 2%, as it has for over two years. In the housing industry, overall activity remains relatively depressed, as most of the growth experienced in 2013 has cooled in 2014. Geopolitical concerns abroad also serve to intensify the broader economic uncertainties here in the U.S. Further, the Fed announced that it plans to end its bond-buying program in October 2014, which leads to questions as to when it will raise interest rates. In the meantime, interest rates remain near zero, which has led to increased competition for new acquisitions and compressed capitalization rates. The risk of rising interest rates could cause borrowing costs to rise, which may negatively impact our ability to access both the debt and equity markets on favorable terms. Unfavorable economic conditions and uncertainty of legislation related to agriculture could also have a material adverse effect on one or more of our tenants, as well as on our business, financial condition and results of operations.

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

Recent Developments

REIT Conversion

On September 3, 2014, we filed our 2013 federal income tax return, on which we elected to be taxed as a REIT for federal income tax purposes beginning with our tax year ended December 31, 2013. As a REIT, we generally will not be subject to federal income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other conditions.

Investment and Leasing Activity

During the nine months ended September 30, 2014, we acquired eight farms in six separate transactions, which are summarized in the table below:

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Rent(1)
Collins Road	Clatskanie, OR	5/30/2014	200	2	Blueberries	10.3 years	3 (5 years each)	$2,591,333	$60,870	(4)	$181,172
Spring Valley	Watsonville, CA	6/13/2014	145	1	Strawberries	2.3 years	None	5,900,000	50,896	(4)	270,901
McIntosh Road	Dover, FL	6/20/2014	94	2	Strawberries	3.0 years	1 (3 years) / None(2)	2,666,000	60,676	(4)	133,154
Naumann Road	Oxnard, CA	7/23/2014	68	1	Strawberries	3.0 years	1 (3 years)	6,888,500	91,103	(4)	329,668
Sycamore Road	Arvin, CA	7/25/2014	326	1	Vegetables	1.3 years	None(3)	5,800,000	44,434	(4)	184,304
Wauchula Road	Duette, FL	9/29/2014	808	1	Strawberries	10.0 years	2 (5 years each)	13,765,000	123,500	(5)	888,439

			1,641	8				$37,610,833	$431,479		$1,987,638

(1)	Annualized straight-line amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market and below-market leases recorded.
(2)	This property has separate tenants leasing each of the two farms. One lease provides for one 3-year renewal option, while the lease for the other farm includes no renewal option.
(3)	Upon acquisition of this property, we assumed the in-place lease, which expires October 31, 2015. In addition, we executed a 9-year, follow-on lease with a new tenant that commences November 1, 2015. Under the terms of the follow-on lease, the tenant has one 3-year renewal option, and annualized, straight-line rents will be $311,760.
(4)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. We incurred $17,558 of direct leasing costs in connection with these acquisitions. In addition, $19,277 of the acquisition costs related to the closing of McIntosh Road were expensed prior to 2014.
(5)	Acquisition accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired.

In addition, the following significant events occurred with regard to our already-existing properties during 2014:

•	Trapnell Road: On January 20, 2014 we completed the work for the expansion and upgrade of the cooling facility on 124 acres of farmland near Plant City, Florida, for which we agreed to incur the costs, up to a maximum of $450,000. We expended a total of $446,108 in connection with this project, and, in accordance with the lease amendment executed on October 21 2013, we will earn additional rental income on the costs incurred related to this project at an initial annual rate of 8.5%, with prescribed rental escalations provided for in the lease.

•	West Beach: On March 27, 2014, we executed a lease with a new tenant to occupy 196 acres of farmland near Watsonville, California, that commences on November 1, 2014, as the lease term with the current tenants on the property will expire on October 31, 2014. The new lease term is for nine years, through December 31, 2023, and provides for prescribed rent escalations over its life, with minimum annualized GAAP straight-line rental income of $540,469, representing a 20.7% increase over that of the current lease.

•	San Andreas: On June 17, 2014, we extended the lease with the tenant occupying 307 acres of farmland near Watsonville, California, which was originally set to expire in December 2014. The lease was extended for an additional six years, through December 2020, and provides for rent escalations over its life, with annualized, GAAP straight-line rental income of $566,592, representing a 31.3% increase over that of the previous lease.

•	East Shelton: In July 2014, we completed an irrigation upgrade project on 1,761 acres of farmland near Willcox, Arizona, for which we rehabilitated several of the 13 existing wells on the property, in addition to adding two new wells. The total cost of this project was approximately $1.2 million. In connection with the completion of this project, subsequent to September 30, 2014, we executed a lease amendment with the current tenant on the property to provide for an additional $35,087 of annualized, straight-line rent, which will be effective as of the date we acquired the property, December 27, 2013.

We have also entered into three separate purchase and sale agreements to purchase, in the aggregate, approximately 459 acres of land for $34.5 million. The purchases of these properties are subject to customary conditions and termination rights for transactions of this type, including a due diligence inspection period, and there can be no assurance that the acquisition will be consummated by a certain time, or at all.

Involuntary Conversions and Property and Casualty Recovery

In April 2014, two separate fires occurred on two of our properties, partially damaging a structure on each property. One occurred on 20th Avenue, on which the majority of a residential house was destroyed by a fire. We determined the carrying value of the portion of the residential house damaged by the fire to be approximately $94,000. The second fire occurred on West Gonzales and damaged a portion of the cooling facility on the property. As of June 30, 2014, we estimated the carrying value of the portion of the cooler damaged by the fire to be approximately $156,000. However, during the three months ended September 30, 2014, as additional information became available to us through the repair process, we adjusted this estimate to approximately $139,000. Thus, we wrote down the carrying value of these properties on the accompanying Condensed Consolidated Balance Sheets by these respective amounts, and, in accordance with ASC 605, we also recorded a corresponding property and casualty loss during the three months ended June 30, 2014, included in Property and casualty recovery, net on the accompanying Condensed Consolidated Statements of Operations.

Both of the assets were insured, either by us or the tenant, at the time of the fires, and at least partial recovery of these costs is considered probable. As a result of the fire on 20th Avenue, we expect to receive insurance proceeds of at least $47,000, and collection of such recovery is considered to be probable as of September 30, 2014. Thus, in accordance with ASC 450, during the three months ended September 30, 2014, we recorded this expected recovery as an offset to the property and casualty loss we recorded during the three months ended June 30, 2014, and such recovery is included as part of Property and casualty recovery, net on the accompanying Condensed Consolidated Statements of Operations. In connection with the fire on West Gonzales, insurance proceeds of $231,710 were recovered during the three months ended September 30, 2014; thus, we recorded this amount as an offset to the property and casualty loss we recorded during the three months ended June 30, 2014, and such recovery is included as part of Property and casualty recovery, net on the accompanying Condensed Consolidated Statements of Operations. However, of the $231,710 of insurance proceeds recovered during the three months ended September 30, 2014, $106,943 was deposited into the account of one of our affiliates in error, and this amount was remitted to us in full on October 2, 2014. We expect to recover an additional $124,767 for these repairs during the three months ending December 31, 2014, and we have received confirmation from the insurer regarding payment of this amount. Thus, we have recorded this expected recovery as a receivable and a corresponding liability, included in Other assets and Other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. We will recognize this amount and any other insurance recoveries as a gain upon receipt. We are still in the process of assessing the total amount expected to be recovered for each of these events, as well as the collectability of such amounts; thus, no further offsets to the property and casualty loss we recorded during the three months ended June 30, 2014, have been recorded at this time.

Repairs are currently ongoing on West Gonzales, and, during the three months ended September 30, 2014, we expended $231,709 to repair the portion of the cooler damaged by the fire. Of this amount, $166,935 was capitalized as a real estate addition, and $64,774 was recorded as repairs and maintenance expense, included in Property operating expense on the accompanying Condensed Consolidated Statements of Operations. Repairs have not yet begun on 20th Avenue.

Financing Activity

MetLife Credit Facility

On May 9, 2014, we closed on a new mortgage loan facility and a new revolving line of credit with Metropolitan Life Insurance Company (“MetLife”), for an aggregate amount of up to $125.0 million (the “New MetLife Credit Facility”). The New MetLife Credit Facility consists of a $100.0 million long-term note payable (the “New MetLife Note Payable”) and a $25.0 million revolving equity line of credit (the “New MetLife Line of Credit”). Under the New MetLife Credit Facility, we may borrow up to 58% of the aggregate of the lower of cost or the appraised value of the real property pledged as collateral.

The New MetLife Note Payable is scheduled to mature on January 5, 2029, and advances will initially bear interest at a fixed rate of 3.50% per annum, plus an unused fee of 0.20% on undrawn amounts. The New MetLife Line of Credit is scheduled to mature on April 5, 2024, and advances will initially bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.50%, with a minimum annualized rate of 2.75%, plus an unused fee of 0.20% on undrawn amounts.

The New MetLife Credit Facility replaces the prior mortgage note payable and prior revolving line of credit with MetLife (the “Prior MetLife Credit Facility”), and a portion of the proceeds from the New MetLife Credit Facility was used to repay amounts owed under the Prior MetLife Credit Facility. We intend to utilize the remaining availability under the New MetLife Credit Facility to acquire additional farmland in the U.S.

Among other changes from our Prior MetLife Credit Facility, under the New MetLife Credit Facility:

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

Farm Credit Notes Payable

On September 19, 2014, we closed on two loans from Farm Credit of Central Florida, FLCA (“Farm Credit”), in the aggregate amount of approximately $4.2 million. In addition, on September 29, 2014, we obtained an additional loan for approximately $8.3 million, bringing our total borrowings from Farm Credit to approximately $12.5 million (collectively, the “Farm Credit Notes Payable”).

The Farm Credit Notes Payable are scheduled to mature on August 1, 2034, and will bear interest (before interest repatriation) at a blended fixed rate of 3.53% per annum through July 31, 2017; thereafter, the interest rate will be equal to the one-month LIBOR, plus 2.875%. The original principal amounts borrowed from Farm Credit equaled approximately 60% of the aggregate appraised value of the real properties pledged as collateral under the Farm Credit Notes Payable.

We have also entered into a non-binding term sheet with one additional lender; however, there is no guaranty that we will be able to complete this transaction on terms favorable to us, or at all.

Executive Officers

On July 14, 2014, our Board of Directors appointed Lewis Parrish, our then-current chief accounting officer, as chief financial officer. Danielle Jones, our prior chief financial officer, remained as our treasurer. This transition has been planned for some time and was made to allow Ms. Jones to focus on her position as chief financial officer and treasurer for Gladstone Commercial Corporation, an affiliate of ours.

Portfolio Diversity

Since our IPO in January 2013 to September 30, 2014, we have expanded our portfolio of 12 farms leased to 7 different, third-party tenants to a portfolio of 29 farms leased to a 25 different, third-party tenants. While our focus remains in fresh produce row crops, we have also begun to diversify our portfolio into other crop types, including permanent crops, primarily consisting of blueberries, and certain commodity crops, consisting primarily of corn and beans. The following table summarizes the different sources of revenues for our properties with leases in place as of and for the nine months ended September 30, 2014 and 2013, respectively:

	As of and For the Nine Months Ended September 30, 2014				As of and For the Nine Months Ended September 30, 2013				Annualized Straight- line Rent as of September 30, 2014(1)
Revenue Source	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Rental Revenue	% of Total Revenue
Annual row crops – fresh produce(2)	4,315	69.1%	$3,603,643	74.6%	1,345	82.0%	$2,341,116	81.8%	$6,365,631	78.3%
Annual row crops – commodity crops(3)	1,420	22.8%	280,211	5.8%	179	11.0%	49,849	1.7%	373,366	4.6%

Subtotal – Total annual row crops	5,735	91.9%	3,883,854	80.4%	1,524	93.0%	2,390,965	83.5%	6,738,997	82.9%
Permanent crops(4)	506	8.1%	429,426	8.9%	116	7.0%	50,058	1.8%	636,202	7.8%

Subtotal – Total crops	6,241	100.0%	4,313,280	89.3%	1,640	100.0%	2,441,023	85.3%	7,375,199	90.7%
Facilities and other(5)	—	0.0%	514,753	10.7%	—	0.0%	419,412	14.7%	753,255	9.3%

Total	6,241	100.0%	$4,828,033	100.0%	1,640	100.0%	$2,860,435	100.0%	$8,128,454	100.0%

(1)	Annualized straight-line rent amount is based on the minimum rental payments required per the lease in place as of September 30, 2014, and includes the amortization of any above-market and below- markiet lease values recorded.
(2)	Includes berries and other fruits, such as strawberries, raspberries and melons, and vegetables, such as carrots, lettuce, mint, onions, peas, peppers, potatoes and tomatoes.
(3)	Includes beans, corn, grass and wheat.
(4)	Includes blueberries, avocados and lemons.
(5)	Includes farm-related facilities, such as coolers, packinghouses, distribution centers and residential houses for tenant farmers, as well as a surface area lease with an oil company on a small parcel of one of our properties.

The acquisition of 17 farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations of our properties with leases in place as of and for the nine months ended September 30, 2014 and 2013, respectively:

	As of and For the Nine Months Ended September 30, 2014				As of and For the Nine Months Ended September 30, 2013				Annualized Straight- line Rent as of September 30, 2014(1)
State	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
California	1,993	26.1%	$3,260,272	67.5%	1,228	62.4%	$2,408,110	84.2%	$4,962,302	61.1%
Florida	1,304	17.1%	384,861	8.0%	402	20.4%	345,113	12.1%	1,498,147	18.4%
Oregon	2,313	30.3%	775,438	16.1%	218	11.1%	64,539	2.2%	1,133,269	13.9%
Arizona	1,761	23.0%	217,899	4.5%	0	0.0%	—	0.0%	290,284	3.6%
Michigan	270	3.5%	189,563	3.9%	119	6.1%	42,673	1.5%	244,452	3.0%

	7,641	100.0%	$4,828,033	100.0%	1,967	100.0%	$2,860,435	100.0%	$8,128,454	100.0%

(1)	Annualized straight-line rent amount is based on the minimum rental payments required per the lease in place as of September 30, 2014, and includes the amortization of any above-market and below-markiet lease values recorded.

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

Prior Advisory and Administration Agreements

Prior Advisory Agreement

Under the terms of our advisory agreement in effect until January 31, 2013 (the “Prior Advisory Agreement”), we were required to reimburse our Adviser for our pro-rata share of our Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters in relation to the time such employees devoted to all of our affiliated funds advised by the Adviser.

Pursuant to the Prior Advisory Agreement, we were also required to reimburse our Adviser for our pro-rata portion of all other expenses of our Adviser not reimbursed under the arrangements described above, which we refer to as overhead expenses, equal to the total overhead expenses of our Adviser multiplied by the ratio of hours worked by our Adviser’s (and until January 1, 2010, our Administrator’s) employees on our projects to the total hours worked by our Adviser’s (and until January 1, 2010, our Administrator’s) employees. However, we were only required to reimburse our Adviser for our portion of its overhead expenses if the amount of payroll and benefits we reimbursed to our Adviser was less than 2.0% of our average invested assets for the year. Additionally, we were only required to reimburse our Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of our average invested assets for the year. Our Adviser was required to reimburse us annually for the amount by which amounts billed to and paid by us exceed this 2.0% limit during a given year. These amounts never exceeded the 2.0% limit, and, therefore, we never received or qualified for any such reimbursement.

Prior Administration Agreement

Under the terms of our administration agreement in effect until January 31, 2013 (the “Prior Administration Agreement”), we were required to reimburse our Administrator for our pro-rata portion of its payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters. We were also required to reimburse our Administrator for our pro-rata portion of its overhead expenses, equal to the total overhead expenses of our Administrator multiplied by the ratio of hours worked by our Administrator’s employees on our projects to the total hours worked by our Administrator’s employees.

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

Pursuant to the Amended Advisory Agreement, we also pay an additional quarterly incentive fee based on our funds from operations (“FFO”). For purposes of calculating the incentive fee, our FFO before giving effect to any incentive fee (our “Pre-Incentive Fee FFO”) will include any realized capital gains or losses, less any distributions paid on any preferred stock we may issue, but will not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our Pre-Incentive Fee FFO for a particular calendar quarter exceeds a hurdle rate of 1.75%, or 7% annualized, of our total stockholders’ equity at the end of the quarter. We pay our Adviser an incentive fee with respect to our Pre-Incentive Fee FFO quarterly, as follows:

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

Quarterly Incentive Fee Based on FFO

Pre-Incentive Fee FFO

(expressed as a percentage of total stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

Amended Administration Agreement

Under the terms of the amended and restated administration agreement that went into effect on February 1, 2013 (the “Amended Administration Agreement”), we pay for our allocable portion of the Administrator’s expenses incurred while performing services to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president) and their respective staffs. From February 1, 2013, through June 30, 2014, our allocable portion of these expenses was derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by our Adviser.

As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses will be derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements. Management believes that the current methodology of allocating the Administrator’s total expenses among all companies serviced by our Administrator is currently a more enhanced method, primarily due to the current personnel employed by the Administrator in relation to their time spent performing services for all companies serviced by our Administrator.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our critical accounting policies is below. We consider these policies to be critical because they involve estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations.

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

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” Other of our acquisitions involve the acquisition of farmland that is already being operated as rental property and has a lease in place that we assume at the time of acquisition, which we will generally consider to be a business combination under ASC 805, “Business Combinations.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition, whereas in the case of a business combination, we will expense these transaction costs as incurred. When we account for an acquisition as a business combination, we may also record above-market and below-market in-place lease values based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining, non-cancelable term of the lease. When present, we will amortize the capitalized above-market lease values, included in Other assets on the accompanying Condensed Consolidated Balance Sheets, as a reduction of rental income over the remaining, non-cancelable terms of the respective leases, and we will amortize the capitalized below-market lease values, included in Other liabilities on the accompanying Condensed Consolidated Balance Sheets, as an increase to rental income over the remaining, non-cancelable terms of the respective leases. Since our strategy will, to a large degree, involve sale-leaseback transactions with newly-originated leases at market rates, we do not expect that the above-market and below-market in-place lease values will be significant for many of the transactions we will ultimately enter into.

We will measure the aggregate value of other intangible assets acquired based on the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Our Adviser will estimate values using methods similar to those used by independent appraisers, such as a sales comparison approach, a cost approach and either an income capitalization approach or discounted cash flow analysis. Factors to be considered by management in its analysis will include an estimate of carrying costs during hypothetical, expected lease-up periods, considering current market conditions and costs to execute similar leases. Our Adviser will also consider information obtained about each property as a result of our pre-acquisition due diligence and marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include lost reimbursement of real estate taxes, insurance and other operating expenses, as well as estimates of lost rental income at market rates during the hypothetical, expected lease-up periods, which we expect will primarily range from 3 to 18 months, depending on specific local market conditions.

Our Adviser will also estimate costs to execute similar leases, including leasing commissions, legal and other related expenses, to the extent such costs are not already incurred in connection with a new lease origination as part of the transaction. The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on our Adviser’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by our Adviser in allocating these values include the nature and extent of our existing business relationship with the tenant, prospects for developing additional business with the tenant, the tenant’s credit quality and management’s expectations of lease renewals, including those existing under the terms of the current lease agreement, among other factors. We will amortize the value of in-place leases to expense over the initial term of the respective leases, including that of any fixed-price or below-market renewal options. We primarily expect the initial terms of our leases to range from 3 to 10 years for properties growing row crops, with longer terms for properties growing long-term plants such as trees, bushes and vines. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

Results of Operations

A comparison of our operating results for the three and nine months ended September 30, 2014 and 2013 is below:

	For the Three Months Ended September 30,
	2014	2013	$ Change	% Change
Operating revenues:
Rental revenues	$1,771,106	$996,096	$775,010	77.8%
Tenant recovery revenue	6,569	—	6,569	N/A

Total operating revenues	1,777,675	996,096	781,579	78.5%

Operating expenses:
Depreciation and amortization	447,251	171,751	275,500	160.4%
Management fee	300,552	19,485	281,067	1442.5%
Incentive fee	—	—	—	N/A
Administration fee	144,952	39,562	105,390	266.4%
Professional fees	164,269	140,147	24,122	17.2%
Acquisition-related expenses	114,140	59,970	54,170	90.3%
Property operating expense	137,859	24,564	113,295	461.2%
General and administrative	167,069	192,001	(24,932)	-13.0%

Operating expenses before credits from Adviser	1,476,092	647,480	828,612	128.0%
Credits to fees	—	—	—	N/A

Total operating expenses	1,476,092	647,480	828,612	128.0%

Operating income	301,583	348,616	(47,033)	-13.5%

Other income (expense)
Interest and other income	9,809	17,594	(7,785)	-44.2%
Interest expense	(501,094)	(276,044)	(225,050)	-81.5%
Property and casualty recovery, net	296,934	—	296,934	N/A

Total other expense	(194,351)	(258,450)	64,099	24.8%

Net income before income taxes	107,232	90,166	17,066	18.9%

Income tax provision	(6,857)	(85,406)	78,549	92.0%

Net income	$100,375	$4,760	$95,615	2008.7%

N/A = Not Applicable

	For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Operating revenues:
Rental income	$4,828,033	$2,860,435	$1,967,598	68.8%
Tenant recovery revenue	11,213	—	11,213	N/A

Total operating revenues	4,839,246	2,860,435	1,978,811	69.2%

Operating expenses:
Depreciation and amortization	1,065,769	509,110	556,659	109.3%
Management fee	778,047	103,786	674,261	649.7%
Incentive fee	—	41,037	(41,037)	N/A
Administration fee	276,157	135,402	140,755	104.0%
Professional fees	453,861	389,303	64,558	16.6%
Acquisition-related expenses	334,886	81,107	253,779	312.9%
Property operating expense	284,924	72,031	212,893	295.6%
General and administrative	591,359	506,179	85,180	16.8%

Operating expenses before credits from Adviser	3,785,003	1,837,955	1,947,048	105.9%
Credits to fees	—	(41,037)	41,037	N/A

Total operating expenses	3,785,003	1,796,918	1,988,085	110.6%

Operating income	1,054,243	1,063,517	(9,274)	-0.9%

Other income (expense)
Interest and other income	20,532	43,039	(22,507)	-52.3%
Interest expense	(1,280,931)	(832,490)	(448,441)	-53.9%
Property and casualty recovery	46,456	—	46,456	N/A

Total other expense	(1,213,943)	(789,451)	(424,492)	-53.8%

Net (loss) income before income taxes	(159,700)	274,066	(433,766)	-158.3%

Income tax provision	(20,103)	(191,433)	171,330	89.5%

Net (loss) income	$(179,803)	$82,633	$(262,436)	-317.6%

N/A = Not Applicable

Operating Revenues

Rental revenues increased for both the three and nine months ended September 30, 2014, as compared to the respective prior-year periods, primarily as a result of the rental income attributable to 15 additional farms that we acquired since September 30, 2013. For the three and nine months ended September 30, 2014, we recorded additional rental income of approximately $681,000 and $1,613,000, respectively, as a result of the farms we acquired since September 30, 2013, and approximately $91,000 and $354,000, respectively, on farms held as of September 30, 2013, primarily as a result of renewing existing leases at higher rates and earning additional revenue on capital improvements constructed on certain properties. To further highlight the impact that acquisitions had on our increase in rental income, on a same-property portfolio basis, which only includes properties owned for the entirety of both periods presented, rental income increased by approximately $91,000, or 9.1%, and $225,000, or 8.2% for the three and nine months ended September 30, 2014, respectively, due to renewals of existing leases or new leases being put in place at higher rental rates.

Tenant recovery revenue represents real estate taxes and insurance premiums paid on certain of our properties that, per the lease, are required to be reimbursed by the tenant. The increase during the three and nine months ended September 30, 2014, was due to a lease on one of our properties that went into effect in 2014, and a corresponding amount was also recorded as property operating expenses during each period.

Operating Expenses

Depreciation and amortization expenses increased for both the three and nine months ended September 30, 2014, as compared to the respective prior-year periods, as a result of the additional farms we acquired, as mentioned above, and additional site improvements made on existing properties since September 30, 2013. For the three and nine months ended September 30, 2014, we recorded additional depreciation and amortization expense of approximately $270,000 and $505,000, respectively, as a result of the 15 farms we acquired since September 30, 2013, and approximately $177,000 and $561,000, respectively, on farms held as of September 30, 2013, primarily as a result of capital improvements made on those properties. On a same-property portfolio basis, depreciation and amortization expense increased by approximately $5,000 and $400 for the three and nine months ended September 30, 2014, respectively.

The management fee increased for both the three and nine months ended September 30, 2014, as compared to the respective prior-year periods, primarily as a result of change in the calculation for 2014, as stipulated in the Amended Advisory Agreement. Per the agreement, for 2013, the base management fee was set at 1.0% of our adjusted stockholders’ equity, which was reduced by any uninvested cash proceeds from the IPO. For 2014, the base management fee is calculated at 2.0% of our adjusted stockholders’ equity, inclusive of any uninvested cash proceeds from the IPO.

For the month of January 2013, the management fee consisted of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the Prior Advisory Agreement. Beginning February 1, 2013, the management fee was calculated pursuant to the terms of the Amended Advisory Agreement. For the nine months ended September 30, 2013, our management advisory fee under the Prior Advisory Agreement, which was terminated on January 31, 2013, was $46,206, while the base management fee under the Amended Advisory Agreement, which became effective on February 1, 2013, was $19,485 and $57,580 for the three and nine months ended September 30, 2013, respectively. The calculation of the management fees is described in further detail above, under “Our Adviser and Administrator.”

For the three months ended March 31, 2013, we paid an incentive fee to our Adviser of $41,037. No incentive fee was earned by our Adviser during the three or six months ended September 30, 2013; however, due to a change in methodology, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee paid for the three months ended March 31, 2013, and such fee was credited to us during the three months ended June 30, 2013. There was no incentive fee earned by our Adviser during the three or nine months ended September 30, 2014, as our FFO did not exceed the hurdle rate. The calculation of the incentive fee is described in further detail above, under “Our Adviser and Administrator.”

The administration fee increased for both the three and nine months ended September 30, 2014, as compared to the respective prior-year periods, primarily as a result of a change of how the administration fee is allocated to us in relation to the other funds managed by our Administrator. During the three months ended September 30, 2014, the allocation of the administration fee was revised such that the fee is now based upon the percentage of time employees of the Administrator spend on our matters in relation to other companies managed by the Adviser, versus the old methodology whereby the fee was allocated based upon our total assets in relation to other companies managed by the Adviser. Going forward, under the new methodology, we anticipate our future administration fee to be similar to that incurred during the three months ended September 30, 2014.

For the month of January 2013, the administration fee consisted of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Administrator in accordance with the terms of the Prior Administration Agreement. Beginning February 1, 2013, the administration fee was calculated pursuant to the terms of the Amended Administration Agreement. For the nine months ended September 30, 2013, our administration fee under the Prior Administration Agreement, which was terminated on January 31, 2013, was $18,532, while the administration fee under the Amended Administration Agreement, which became effective on February 1, 2013, was $39,562 and $116,870 for the three and nine months ended September 30, 2013, respectively. The administration fee is described in further detail above, under “Our Adviser and Administrator.”

Professional fees, consisting primarily of legal and accounting fees, increased for both the three and nine months ended September 30, 2014, as compared to the respective prior-year periods, primarily as a result of additional fees incurred for work performed related to the valuation of properties we acquired during the fourth quarter of 2013 and throughout 2014, as well as work performed related to our REIT conversion.

Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses increased for both the three and nine months ended September 30, 2014, as compared to the respective prior-year periods, primarily as a result of acquiring more properties during the nine months ended September 30, 2014, as compared to the prior-year period, and how such acquisitions were classified for accounting purposes. In connection with the eight farms acquired during the nine months ended September 30, 2014, we incurred $431,479 of acquisition-related expenses. Of this amount, during the three and nine months ended September 30, 2014, $74,878 and $271,072, respectively, were expensed as incurred, while $134,384 and $141,059, respectively, were capitalized and allocated among the assets acquired. In connection with the two farms acquired during the nine months ended September 30, 2013, we incurred $146,410 of acquisition-related expenses, all of which were capitalized and allocated among the assets acquired. In general, we are incurring more acquisition-related expenses during 2014 than we were incurring during 2013 due to a larger pipeline of investments, in part because we curtailed our acquisition activity leading up to our IPO in January 2013 to focus on completing the IPO process, stalling our investment activity in the months following the IPO.

Property operating expenses consist primarily of real estate taxes, franchise taxes, insurance expense and other overhead expenses paid for certain of our properties. Property operating expenses increased for both the three and nine months ended September 30, 2014, as compared to the respective prior-year periods, primarily due to additional property taxes incurred related to certain properties acquired during the last 12 months, as well as repairs and maintenance performed on certain of our properties. For the three and nine months ended September 30, 2014, the amount of property taxes we expensed increased by approximately $39,000 and $109,000, respectively, over the respective prior-year periods. Further, in connection with the cooler damaged by the fire on West Gonzales, as of September 30, 2014, we had expended approximately $232,000 in repairs, of which approximately $167,000 was capitalized and $65,000 was expensed as repairs and maintenance. The full amount expended to date has been recovered via insurance proceeds. During the nine months ended September 30, 2014, we also incurred expenses related to maintenance performed on wells on one of our properties.

General and administrative expenses decreased for the three months ended September 30, 2014, but increased for the nine months ended September 30, 2014, as compared to the respective prior-year periods. The decrease in general and administrative expenses during the three months ended September 30, 2014, was primarily due to fewer stockholder-related expenses incurred during the three months ended September 30, 2014, while the increase for the nine months ended September 30, 2014, was a result of increases in stockholder-related expenses related to our first annual shareholders meeting and overhead insurance premiums due to our being a public company for the full period during the nine months ended September 30, 2014.

Other Income (Expense)

Interest and other income decreased for both the three and nine months ended September 30, 2014, as compared to the respective prior-year periods, primarily due to the interest earned on the net proceeds from our IPO during 2013, a portion of which was invested in short-term U.S. Treasuries during the three and nine months ended September 30, 2013. These U.S. Treasuries matured on June 27, 2013.

Interest expense increased for both the three and nine months ended September 30, 2014, as compared to the respective prior-year periods, primarily due to increased overall borrowings. The weighted-average balance of our aggregate borrowings for the three and nine months ending September 30, 2014, was $53.9 million and $46.0 million, respectively, as compared to $29.6 million and $29.8 million for the respective prior-year periods. The overall effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, was 3.6% for both the three and nine months ended September 30, 2014, as well as for each of the respective prior-year periods.

The property and casualty recovery we incurred during the nine months ended September 30, 2014, relates to two separate fires in April 2014 that partially damaged a structure on each of two properties. As of June 30, 2014, we estimated the aggregate carrying value of the portions of the structures damaged by the fires to be approximately $250,000, and we recognized the write-down in the carrying value of the assets as a property and casualty loss during the three months ended June 30, 2014. However, during the three months ended September 30, 2014, as additional information became available to us through the repair process, we adjusted this estimate to be approximately $233,000. Further, during the three months ended September 30, 2014, aggregate insurance reimbursement proceeds of approximately $279,000 were either received or determined by us to be probable or assured and were recorded as an offset to the previously-recorded property and casualty loss, resulting in a net property and casualty recovery.

Income Tax Provision

Net income before income taxes increased for the three months ended September 30, 2014, and decreased for the nine months ended September 30, 2014, as compared to the respective prior-year periods, as a result of the reasons discussed above. In addition, both our income tax provision and our effective tax rate decreased for the three and nine months ended September 30, 2014, when compared to the respective prior-year periods. During the three months ended September 30, 2014, we filed our 2013 federal income tax return, on which we elected to be taxed as a REIT for federal income tax purposes beginning with our tax year ended December 31, 2013. As such, the impact of this conversion has been reflected in the accompanying Condensed Consolidated Financial Statements as of September 30, 2014, and December 31, 2013, and for the three and nine months ended September 30, 2014. This impact included recognizing $2.1 million of income taxes that became due upon our REIT conversion. Partially offsetting this amount was the reversal of $743,676 of deferred tax liabilities and the recognition of this amount against the income tax provision as a benefit of REIT conversion. In addition, while we were able to reverse the portion of our income tax provision that related to federal income taxes, as well as certain state taxes, certain other state tax amounts are still owed and will continue to be owed through 2014, primarily to California. For additional information, refer to Note 2, “Summary of Significant Accounting Policies––Income Taxes.”

LIQUIDITY AND CAPITAL RESOURCES

Overview and Future Capital Needs

Since our IPO in January 2013, we have invested $75.9 million into 17 new farms, and an additional $2.8 million has been expended or accrued for capital improvements on existing properties. As of September 30, 2014, all of the proceeds received in connection with our IPO and our Follow-on Offering have been expended, with the majority being invested into new property acquisitions. A significant portion of the proceeds from the IPO and Follow-on Offering was also used to pay distributions to our stockholders, to repay existing debt and for improvements on existing properties, and for other general corporate purposes. As of September 30, 2014, our available liquidity was approximately $27.8 million, comprised of $3.0 million in cash and, based on the current level of collateral pledged, $24.8 million of availability under the New MetLife Credit Facility, subject to compliance with covenants. We also currently have properties appraised at an aggregate value of approximately $8.4 million that have yet to be pledged under any facility.

We intend to use our available liquidity to purchase additional farms and farm-related properties, as well as for other general corporate purposes. We are actively seeking and evaluating acquisitions of additional farm properties that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We currently have four properties under signed purchase and sale agreements for an aggregate proposed purchase price amount of approximately $34.5 million, and we also have many other properties that are in various other stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

Our short-term and long-term liquidity requirements both consist primarily of funds necessary to acquire additional farmland and make other investments consistent with our investment strategy and to make principal and interest payments on outstanding borrowings. Further short-term liquidity needs include making distributions to qualify for taxation as a REIT and funding our operations. Our current sources of funds are primarily operating cash flows and borrowings, including the availability under the New MetLife Credit Facility. We believe that these cash resources will be sufficient to fund our distributions to stockholders, service our debt and fund our current operating costs in the near term. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including OP Units), long-term mortgage indebtedness and other secured and unsecured borrowings.

As of September 30, 2014, our total-debt-to-total-capitalization ratio, at book value, was 48.9%, which is up slightly from 47.1% as of December 31, 2013. We are currently exploring other options available to provide us with additional capital, including negotiations with several other lenders. We have entered into a non-binding term sheet with one such lender, and we expect to execute term sheets with other of these lenders before year-end. In addition, we currently have the ability to raise up to $285.0 million of additional equity capital through the sale and issuance of securities that are registered under our universal registration statement on Form S-3 (File No. 333-194539) in one or more future offerings, subject to the applicable aggregate dollar limits stipulated in Form S-3. However, there is no guaranty that we will be able to obtain additional capital financing on terms favorable to us, if at all.

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013	Change ($)	Change (%)
Net cash provided by (used in) operating activities	$2,032,643	$(1,803,839)	$3,836,482	212.7%
Net cash used in investing activities	(40,193,359)	(5,242,922)	(34,950,437)	-666.6%
Net cash provided by financing activities	24,920,630	45,551,224	(20,630,594)	-45.3%

Change in Cash and Cash Equivalents	$(13,240,086)	$38,504,463	$(51,744,549)	-134.4%

NM = Not Meaningful

Operating Activities

The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is utilized to fund our property-level operating expenses, with any excess cash being primarily used for debt and interest payments on our mortgage note payable, management fees to our Adviser, administrative fees to our Administrator and other corporate-level expenses. The increase in cash provided by operating activities during the nine months ended September 30,

2014, as compared to the prior-year period, was primarily a result of a $2.1 million tax prepayment that was paid to the Internal Revenue Service in the form of a cash bond during 2013 in anticipation of taxes that became due upon our election to be taxed as a REIT, as well as a significant amount of rents received in advance related to our recent acquisitions. Additionally, we received a higher amount of prepaid rents and incurred additional depreciation and amortization expense during the nine months ended September 30, 2014, in connection with our 2014 property acquisitions.

Investing Activities

The increase in cash used in investing activities during the nine months ended September 30, 2014, as compared to the prior-year period, was primarily due to the acquisition of additional farms and capital improvements made on existing farms during the nine months ended September 30, 2014, which exceeded that of the prior-year period by approximately $34.5 million.

Financing Activities

The decrease in cash provided by financing activities during the nine months ended September 30, 2014, as compared to the prior-year period, was primarily due to the net proceeds we received in the prior-year period from our IPO in January 2013, partially offset by the net proceeds we received in connection with our Follow-on Offering in September 2014.

Borrowings

New MetLife Credit Facility

On May 9, 2014, we closed on a New MetLife Credit Facility with Metropolitan Life Insurance Company (“MetLife”), for an aggregate amount of up to $125.0 million (the “New MetLife Credit Facility”), increasing our overall borrowing capacity by 150%. The New MetLife Credit Facility consists of a $100.0 million long-term mortgage note payable (the “New MetLife Note Payable”) and a $25.0 million revolving equity line of credit (the “New MetLife Line of Credit”). Under the New MetLife Credit Facility, we may borrow up to 58% of the aggregate of the lower of cost or the appraised value of the real property pledged as collateral.

The New MetLife Note Payable is scheduled to mature on January 5, 2029, and we may not repay the note prior to maturity, except on one of the interest rate adjustment dates. Advances will initially bear interest at a fixed rate of 3.50% per annum, plus an unused fee of 0.20% on undrawn amounts. The interest rate for subsequent disbursements will be based on prevailing market rates at the time of such disbursements. The interest rates on the initial advance and any subsequent disbursements will be subject to adjustment every three years. If we have not drawn the full commitment amount of $100.0 million by December 31, 2016, MetLife has the option to be relieved of its obligation to disburse the additional funds under this loan. As of September 30, 2014, there was $41.3 million outstanding under the New MetLife Note Payable.

The New MetLife Line of Credit is scheduled to mature on April 5, 2024, and advances will initially bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.50%, with a minimum annualized rate of 2.75%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the New MetLife Line of Credit will be subject to adjustment in April 2017. We may use advances under the New MetLife Line of Credit for both the acquisition of new properties and general corporate purposes. As of September 30, 2014, there was $3.5 million outstanding under the New MetLife Line of Credit.

The New MetLife Credit Facility replaces loan agreements with MetLife, dated December 30, 2012, and May 23, 2012, for a promissory mortgage note (the “Prior MetLife Note Payable”) and a revolving line of credit (the “Prior MetLife Line of Credit,” and together with the Prior MetLife Note Payable, the “Prior MetLife Credit Facility”), respectively. The Prior MetLife Note Payable provided mortgage financing in an amount not to exceed $45.2 million and was scheduled to mature on January 5, 2026. The Prior MetLife Line of Credit provided a revolving line of credit in an amount up to $4.8 million and was scheduled to mature on April 5, 2017.

Farm Credit Notes Payable

On September 19, 2014, we closed on two loans from Farm Credit of Central Florida, FLCA (“Farm Credit”), in the aggregate amount of approximately $4.2 million. In addition, on September 29, 2014, we obtained an additional loan for approximately $8.3 million, bringing our total borrowings from Farm Credit to approximately $12.5 million (collectively, the “Farm Credit Notes Payable”).

The Farm Credit Notes Payable are scheduled to mature on August 1, 2034, and will bear interest (before interest repatriation) at a blended fixed rate of 3.53% per annum through July 31, 2017; thereafter, the interest rate will be equal to the one-month LIBOR, plus 2.875%. The original principal amounts borrowed from Farm Credit equaled approximately 60% of the aggregate appraised value of the real properties pledged as collateral under the Farm Credit Notes Payable.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table presents a summary of our material contractual obligations as of September 30, 2014:

		Payments Due During the Fiscal Years Ending December 31,
Contractual Obligations	Total	2014(1)	2015 – 2016	2017 – 2018	2019+
Debt obligations(2)	$57,345,598	$103,237	$4,093,968	$3,898,468	$49,249,925
Interest on debt obligations(3)	24,223,829	390,426	4,146,311	3,865,426	15,821,666
Purchase obligations(4)	1,267,506	517,506	750,000	—	—

Total	$82,836,933	$1,011,169	$8,990,279	$7,763,894	$65,071,591

(1)	For the remaining three months ending December 31, 2014.
(2)	Debt obligations represent borrowings under our New MetLife Line of Credit, New MetLife Note Payable and Farm Credit Notes Payable that were outstanding as of September 30, 2014. The New MetLife Line of Credit matures in April 2024, the New MetLife Note Payable matures in January 2029 and the Farm Credit Notes Payable mature in August 2034.
(3)	Interest on debt obligations includes estimated interest on our borrowings under our New MetLife Line of Credit. The balance and interest rate on our New MetLife Line of Credit are variable, thus the amount of interest calculated for purposes of this table was based upon the balance and interest rate as of September 30, 2014.
(4)	Purchase obligations represent commitments outstanding as of September 30, 2014, related to capital improvements on two of our properties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

NON-GAAP FINANCIAL INFORMATION

Funds from Operations and Adjusted Funds from Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We further present adjusted fund from operations (“AFFO”) as an additional non-GAAP financial measure, as we believe AFFO to be a more useful supplemental metric for investors to use in assessing our operational performance on a more sustainable basis than FFO.

We calculate AFFO by adjusting FFO for the following items:

•	A net adjustment for the straight-lining of rents. This adjustment includes the removal of amortization related to above- and below-market lease values and to leasehold improvements, resulting in rental income being reflected on a cash basis.

•	Plus acquisition-related expenses. Acquisition-related expenses are incurred for investment purposes and do not correlate with the operations of our existing portfolio. Further, due to the inconsistency in which these costs are incurred and how they are treated for accounting purposes, we believe the exclusion of these expenses improves comparability of our results on a period-by-period basis.

•	Plus income tax provision. We have elected to be treated as a REIT for federal tax purposes beginning with our taxable year ended December 31, 2013. As a REIT, we generally will not be subject to federal income taxes on amounts distributed to our stockholders, provided we meet certain conditions. As such, we believe it is beneficial for investors to view our results of operations excluding the impact of income taxes.

•	Plus amortization of deferred financing costs. The amortization of costs incurred to obtain financing is excluded from AFFO.

•	Adjustments for other one-time charges. Certain non-recurring charges and receipts will be adjusted for and explained accordingly.

FFO and AFFO do not represent cash flows from operating activities in accordance with GAAP, which, unlike FFO and AFFO, generally reflects all cash effects of transactions and other events in the determination of net income, and should not be considered an alternative to net income as an indication of our performance or to cash flows from operations as a measure of liquidity or ability to make distributions. Comparisons of FFO and AFFO, using the NAREIT definition for FFO and the definition above for AFFO, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the definitions used by such REITs.

AFFO available to common stockholders is AFFO, adjusted to subtract distributions made to holders of preferred stock, if applicable. We believe that net income available to common stockholders is the most directly comparable GAAP measure to AFFO available to common stockholders.

Basic adjusted funds from operations (“Basic AFFO”) per share and diluted adjusted funds from operations (“Diluted AFFO”) per share are AFFO available to common stockholders divided by the number of weighted average shares of common stock outstanding and AFFO available to common stockholders divided by the number of weighted average shares of common stock outstanding on a diluted basis, respectively, during a period. We believe that AFFO available to common stockholders, Basic AFFO per share and Diluted AFFO per share are useful to investors because they provide investors with a further context for evaluating our AFFO results in the same manner that investors use net income and earnings per share (“EPS”) in evaluating net income available to common stockholders. In addition, because many REITs provide AFFO available to common stockholders, Basic AFFO and Diluted AFFO per share information to the investment community, we believe these are useful supplemental measures when comparing us to other REITs. We believe that net income is the most directly-comparable GAAP measure to AFFO, basic EPS is the most directly-comparable GAAP measure to Basic AFFO per share, and diluted EPS is the most directly-comparable GAAP measure to Diluted AFFO per share.

The following table provides a reconciliation of our FFO and AFFO for the three and nine months ended September 30, 2014 and 2013 to the most directly-comparable GAAP measure, net income, and a computation of basic and diluted AFFO per weighted average share of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) available to common stockholders	$100,375	$4,760	$(179,803)	$82,633
Plus: Real estate and intangible depreciation and amortization	447,251	171,751	1,065,769	509,110

FFO available to common stockholders	547,626	176,511	885,966	591,743

Net adjustment for straight-lining of rents	328,765	(260,428)	793,644	(62,462)
Plus: Acquisition-related expenses	114,140	59,970	334,886	81,107
Plus: Income tax provision	6,857	85,406	20,103	191,433
Plus: Amortization of deferred financing costs	15,636	7,485	35,648	22,375
(Minus) plus: Other one-time (receipts) charges, net(1)	(232,160)	—	18,318	—

AFFO available to common stockholders	$780,864	$68,944	$2,088,565	$824,196

Weighted average common shares outstanding—basic & diluted	6,605,264	6,530,264	6,555,539	6,108,165

AFFO per weighted average common share—basic and diluted	$0.12	$0.01	$0.32	$0.13

(1)	Includes the addition of $64,774 of repairs incurred as a result of the fire on the cooler on West Gonzales that were expensed during the three months ended September 30, 2014, netted against the property and casualty recovery, net, of $296,934 and $46,456 recorded during the three and nine months ended September 30, 2014, respectively.

Net Asset Value

The following table provides certain summary information about our 29 farm properties as of September 30, 2014.

Property Name	Location	Date Acquired	Number of Farms	Total Acres	Farmable Acres	Net Cost Basis(1)	Prior Fair Value(2)		Current Fair Value
San Andreas	Watsonville, CA	6/16/1997	1	307	237	$4,836,147	$10,700,000	(3)	$10,700,000	(3)
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	12,241,930	49,900,000	(3)	49,900,000	(3)
West Beach	Watsonville, CA	1/3/2011	3	196	195	8,406,970	9,150,000	(3)	9,150,000	(3)
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	2,706,126	2,800,000	(3)	2,959,000	(5)
Keysville Road	Plant City, FL	10/26/2011	2	59	50	1,230,757	1,498,000	(5)	1,498,000	(5)
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	3,924,951	4,300,000	(3)	4,300,000	(3)
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	4,146,807	4,425,000	(3)	4,806,500	(3)
38th Avenue	Covert, MI	4/5/2013	1	119	89	1,451,684	1,411,000	(5)	1,411,000	(5)
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	3,156,674	3,135,000	(5)	3,135,000	(5)
Natividad Road	Salinas, CA	10/21/2013	1	166	166	7,417,364	7,325,120	(4)	7,607,000	(5)
20th Avenue	South Haven, MI	11/5/2013	3	151	94	1,901,569	1,985,000	(4)	1,985,000	(4)
Broadway Road	Moorpark, CA	12/16/2013	1	60	60	2,957,471	3,000,000	(4)	3,000,000	(4)
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	14,011,872	13,855,000	(4)	13,855,000	(4)
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	7,798,747	6,700,000	(4)	7,900,000	(3)
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	2,560,286	2,591,333	(4)	2,591,333	(4)
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	5,914,002	5,900,000	(4)	5,900,000	(4)
McIntosh Road	Dover, FL	6/20/2014	2	94	78	2,560,062	2,666,000	(4)	2,666,000	(4)
Naumann Road	Oxnard, CA	7/23/2014	1	68	64	6,879,182	—		6,888,500	(4)
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	5,954,079	—		5,800,000	(4)
Wauchula Road	Duette, FL	9/29/2014	1	808	590	13,888,500	—		13,765,000	(4)

			29	7,641	6,241	$113,945,180	$131,341,453		$159,817,333

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for depreciation and amortization accumulated through September 30, 2014.
(2)	As reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(3)	Represents values based on third-party appraisals performed between January 2014 and October 2014.
(4)	Valued at the purchase price paid.
(5)	Represents values as determined by an internal valuation process.

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

Determination of Fair Value

We have adopted a valuation policy (the “Valuation Policy”) whereby our Board of Directors reviews and approves valuation recommendations that are provided by professionals of the Adviser and Administrator with oversight and direction from the Valuation Officer, employed by the Administrator (the “Valuation Team”). In determining the fair value of our properties, the Valuation Team, led by the Valuation Officer, uses the Valuation Policy, which has been approved by our Board of Directors, and each quarter, our Board of Directors reviews the Valuation Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Valuation Policy consistently.

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

A breakdown of the methodologies used to value our properties and the aggregate value as of September 30, 2014, determined by each method is shown in the table below:

Valuation Method	Value	% of Total Value
Third-Party Appraisal	$86,756,500	54.3%
Purchase Price	56,450,833	35.3%
Internal Valuation	16,610,000	10.4%

Total	$159,817,333	100.0%

Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of September 30, 2014, include land values per farmable acre, market rental rates per farmable acre and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location and other factors deemed appropriate. A summary of these assumptions is provided in the following tables:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$6,000 - $85,000	$63,025	$14,000 - $45,453	$34,884
Market Rent (per farmable acre)	$258 - $3,700	$2,812	$704 - $2,134	$1,669
Market Capitalization Rate	3.12% - 5.00%	4.36%	4.50% - 6.50%	4.83%

The tables above apply only to the farmland portion of our portfolio and exclude assumptions made relating to farm-related property, such as coolers and box barns, and other structures on our properties, including residential housing and horticulture, as their aggregate value was deemed to be immaterial in relation to that of the farmland.

Our Valuation Team reviews the appraisals, including the significant assumptions and inputs used in determining the appraised values, and considers any developments that may have occurred since the time the appraisals were performed. Developments considered that may have an impact on the fair value of our real estate include, but are not limited to, changes in tenant credit profiles; changes in lease terms, such as expirations and notices of non-renewals or to vacate; and potential asset sales, particularly those at prices different from the appraised values of our properties.

Management believes that the purchase prices of the farms acquired since September 30, 2013, and the most recent appraisals available for the farms acquired prior to September 30, 2013, that were not internally valued, which appraisals were performed between the periods of January 2014 and October 2014, as well as the farms that were valued internally as of June 30, 2014, fairly represent the current market values of the properties as of September 30, 2014, and, accordingly, did not make any adjustment to these values. Further, no adjustment was made to the fair values of the two properties that had fires partially damage one structure on each of the properties, as the revenue streams associated with each of the properties remain uninterrupted, and management believes the values of the properties to be fully recoverable. In addition, the claims process is still ongoing with the insurance companies, and recovery of the assets is expected.

Further, using a discounted cash flow analysis, management determined that the fair value of all encumbrances on our properties as of September 30, 2014, was $57.2 million, as compared to a carrying value of $57.3 million.

A rollforward of the change in our portfolio value for the three months ended September 30, 2014, from the prior value basis as of June 30, 2014, is provided in the table below:

Total portfolio fair value as of June 30, 2014		$131,341,453
Plus Acquisitions:
Naumann Road	$6,888,500
Sycamore Road	5,800,000
Wauchula Road	13,765,000

Total acquisitions for the three months ended September 30, 2014		26,453,500
Plus Value Appreciation:
Dalton Lane	$159,000
Trapnell Road	381,500
Natividad Road	281,880
East Shelton	1,200,000

Total appreciation for the three months ended September 30, 2014		2,020,380

Total portfolio fair value as of September 30, 2014		$159,817,333

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

As of September 30, 2014, we estimate the NAV per share to be $13.77, as detailed below:

Total assets	$120,621,425
Less: net cost basis of tangible and intangible real estate assets	(113,945,180)
Plus: estimated fair value of property portfolio(1)	159,817,333

Estimated fair value of total assets		$166,493,578
Total liabilities	60,831,732
Less: book value of aggregate borrowings	(57,345,598)
Plus: fair value of aggregate borrowings(2)	57,240,900

Estimated fair value of total liabilities		60,727,034

Estimated Net Worth		$105,766,544

Shares outstanding		7,680,264

Estimated NAV per share		$13.77

(1)	Per current value basis presented in the table above.
(2)	Valued using a discounted cash flow model.

A rollforward in the estimated NAV per share for the three months ended September 30, 2014, is provided below:

Estimated NAV per share as of June 30, 2014		$13.93
Plus net income		0.02
Plus Change in Valuations:
Net change in unrealized appreciation of farmland portfolio	$0.26
Net change in unrealized fair value of borrowings	0.01

Net change in valuations		0.27
Less Distributions		(0.09)
Less Dilutive effect of offering		(0.36)

Estimated NAV per share as of September 30, 2014		$13.77

Comparison of NAV, using the above definition, to similarly-titled measures for other REITs, may not necessarily be meaningful, due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, please note that the trading price of our common shares may differ from our most recent estimated NAV per share calculation. For example, while we estimated the NAV per share as of September 30, 2014, to be $13.77 per the calculation above, the closing price of our common stock on September 30, 2014, was $12.01, and it has subsequently traded between $10.85 and $12.27 per share.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. The primary market risk that we believe we are and will be exposed to is interest rate risk. While none of our existing leases contain escalations based on market interest rates, the interest rates on our existing borrowings are variable, and, in the case of our mortgage notes payable, the interest rate adjusts only once every three years. Although we seek to mitigate this risk by structuring certain provisions into many of our leases, such as escalation clauses or adjusting the rent to prevailing market rents at two- to three-year intervals, these features do not eliminate this risk. To date, we have not entered into any derivative contracts to attempt to manage our exposure to interest rate fluctuations.

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended September 30, 2014, from that disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on February 24, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2014, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 15, 2012.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.1	Agreement of Purchase and Sale, dated as of July 31, 2014, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001 35795) for the period ended June 30, 2014.

10.2	Agreement of Purchase and Sale, dated as of August 1, 2014, incorporated by reference to the Current Report on Form 8-K (File No. 001-35795), filed September 23, 2014.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Gladstone Land Corporation

Date: October 27, 2014	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer

Date: October 27, 2014	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors