Form 10-K
period 2014-12-31
GLADSTONE LAND Corp
filed 2015-02-24
CIK 1495240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2014, based on the closing price on that date of $12.99 on the NASDAQ Global Market, was $48,927,147. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been deemed to be affiliates.

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of February 23, 2015, was 7,753,717.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2015, relating to the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE LAND CORPORATION

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2014

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K (the “Form 10-K”), and the documents that are incorporated by reference herein, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations (“FFO”), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business strategy;

•	our ability to implement our business plan, including our ability to continue to expand both geographically and beyond annual row crops;

•	pending transactions;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	estimates regarding potential rental rate increases;

•	our understanding of our competition and our ability to compete effectively;

•	market and industry trends;

•	estimates of future operating expenses, including payments to our Adviser (as defined herein) under the terms of our Advisory Agreement (as defined herein);

•	our compliance with tax laws, including our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes;

•	projected capital expenditures; and

•	use of proceeds of our line of credit, long-term borrowings, future stock offerings and other future capital resources, if any.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changes to our assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	general volatility of the capital markets and the market price of our common stock;

•	failure to maintain our qualification as a REIT and risks of changes in laws that affect REITs;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business strategy;

•	the adequacy of our cash reserves and working capital;

•	our failure to successfully integrate and operate acquired properties and operations;

•	defaults upon or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	the degree and nature of our competition, including other real estate investment companies;

•	availability, terms and deployment of capital, including the ability to maintain and borrow under our line of credit, arrange for long-term mortgages on our properties and raise equity capital;

•	our Adviser’s ability to identify, hire and retain highly-qualified personnel in the future;

•	changes in the environment, our industry, interest rates or the general economy;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in governmental regulations, tax rates and similar matters;

•	environmental liabilities for certain of our properties and uncertainties and risks related to natural disasters or climactic changes impacting the regions in which our tenants operate; and

•	the loss of any of our key officers, such as Mr. David Gladstone, our chairman, president and chief executive officer, or Mr. Terry Lee Brubaker, our vice chairman and chief operating officer.

This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. You should carefully review the risks set forth herein under the caption “Item 1A. Risk Factors.” New factors may also emerge from time to time that could materially and adversely affect us.

ITEM 1.	BUSINESS

Corporate Overview

Gladstone Land Corporation (the “Company,” “we,” “us” or “our”) is an externally-managed, agricultural REIT that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997, and having been previously re-incorporated in Delaware on May 25, 2004. We are primarily in the business of owning and leasing farmland. Upon the pricing of our initial public offering (the “IPO”) on January 29, 2013, our shares of common stock began trading on the NASDAQ Global Market under the symbol “LAND.”

Prior to 2004, we were engaged in the owning and leasing of farmland, as well as an agricultural operating business whereby we engaged in the farming, contract growing, packaging, marketing and distribution of fresh berries, including commission selling and contract cooling services to independent berry growers. In 2004, we sold our agricultural operating business, and since 2004, our operations have consisted solely of leasing our farms to medium-sized, independent farming operations and larger, corporate farming operations.

Including the acquisition of one farm subsequent to December 31, 2014, we currently own 8,370 acres comprised of 33 farms: 15 in California, 9 in Florida, 4 in Michigan, 4 in Oregon and 1 in Arizona. We also own three cooling facilities and one box barn. These properties are currently leased to 30 separate and unrelated tenants that are either corporate or independent farmers. We also lease a small parcel on our 653-acre farm near Oxnard, California (“West Gonzales”), to an oil company. Historically, our farmland has predominantly been concentrated in locations where tenants are able to grow annual row crops, such as certain types of berries and vegetable crops, which are planted and harvested annually or more frequently. However, during 2013, we began to diversify the variety of crops grown on our properties, and we now own several farms with more permanent crops, such as blueberries, as well as a couple of farms that grow grains, such as corn and beans. While our focus remains on annual row crops, in the future, we may acquire additional land with fruit or nut trees, bushes, wine berries and wine grapes, as well as land to grow grains. We may also acquire more property related to farming, such as storage facilities utilized for cooling crops, freezer buildings, facilities used for the storage and assembly of boxes for shipping produce (known as box barns), silos, storage facilities, green houses, processing plants, packaging buildings and distribution centers.

We generally lease our properties on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs (including drought insurance if we were to acquire properties that depend upon rainwater for irrigation), maintenance and other operating costs. We may also sell farmland at certain times, such as when the land could be developed by others for urban or suburban uses. We do not currently intend to enter the business of growing, packing or marketing farmed products; however, if we do so in the future, we expect that we would conduct such business through a taxable REIT subsidiary (“TRS”).

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

We conduct our business through an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure in which our properties and the mortgage loans we make will be held directly or indirectly by Gladstone Land Limited Partnership (our “Operating Partnership”). We are the manager and 100% owner of Gladstone Land Partners, LLC (“Land Partners”), which is the sole general partner of our Operating Partnership, and we currently hold, directly and indirectly through Land Partners, 100% of its outstanding limited partnership units (“OP Units”). In the future, we may offer equity ownership in our Operating Partnership by issuing OP Units to farmland owners from time to time in consideration for acquiring their farms. Holders of OP Units in our Operating Partnership will be entitled to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the OP Units for one year. Farmland owners who exchange their farms for OP Units may be able to do so in a tax-deferred exchange under U.S. federal income tax laws.

On September 3, 2014, we filed our 2013 federal income tax return, on which we elected to be taxed as a REIT for federal tax purposes beginning with the year ended December 31, 2013. As a REIT, we generally will not be subject to U.S. federal income tax if we distribute at least 90% of our taxable income to our stockholders. In addition, we have elected for Gladstone Land Advisers, Inc., a wholly-owned subsidiary of our Operating Partnership, to be taxed as a TRS. We may own or manage our assets and engage in other activities through Gladstone Land Advisors or another TRS we form or acquire when we deem it necessary or advisable. The taxable income generated by any TRS will be subject to regular corporate income tax. Currently, we do not conduct any operations through our TRS.

Subject to certain restrictions and limitations, and pursuant to contractual agreements, our business and real estate portfolio investments are managed by Gladstone Management Corporation (our “Adviser”), a Delaware corporation, a registered investment adviser with the Securities and Exchange Commission (the “SEC”) and an affiliate of ours. Administrative services are provided to us by Gladstone Administration, LLC (our “Administrator”), a Delaware limited liability company and an affiliate of ours. Our Adviser and our Administrator are owned and controlled by David Gladstone, our chief executive officer, president, chairman of our Board of Directors and our largest stockholder.

Our Investment Objectives and Our Strategy

Our principal business objective is to maximize stockholder returns through a combination of: (1) monthly cash distributions to our stockholders, which we hope to sustain and increase through long-term growth in cash flows from increased rents; (2) appreciation of our land; and (4) capital gains derived from the sale of our properties. Our primary strategy to achieve our business objective is to invest in and diversify our current portfolio of primarily triple-net-leased farmland and properties related to farming operations. This strategy includes the following components:

•	Owning Farms and Farm-Related Real Estate for Income. We own and intend to acquire farmland and lease it to corporate and independent farmers, including sellers who desire to continue farming the land after we acquire the property from them. We expect to hold acquired properties for many years and to generate stable and increasing rental income from leasing these properties.

•	Owning Farms and Farm-Related Real Estate for Appreciation. We intend to lease acquired properties over the long term. However, from time to time we may sell one or more properties if we believe it to be in the best interests of our stockholders. Potential purchasers may include real estate developers desiring to develop the property or financial purchasers seeking to acquire property for investment purposes. Accordingly, we will seek to acquire properties that we believe have potential for long-term appreciation in value.

•	Continue Expanding our Operations Geographically. While our properties are currently located in five states across the U.S., we expect that we will acquire properties in other farming locations in the future. We believe the Southeast and Mid-Atlantic regions of the United States, specifically states such as Georgia, North Carolina and New Jersey, offer attractive locations for expansion. We also expect to seek farmland acquisitions in the Midwest and may also expand into other areas in the United States.

•	Continue Expanding our Crop Varieties. Currently, the majority of tenants who farm our properties grow row crops dedicated to produce, such as lettuce and tomatoes, and berries, such as strawberries and raspberries. While we have begun expanding into longer-term crops, such as blueberries, as well as into grains, in the future, we will seek to continue expanding into other crops, such as commodity crops (e.g., wheat, rice and corn) and bush, tree and vine crops (e.g., fruits and nuts).

•	Using Leverage. To make more investments than would otherwise be possible, we intend to borrow through loans secured by long-term mortgages on our properties, and we may also borrow funds on a short-term basis or incur other indebtedness.

•	Owning Mortgages on Farms and Farm-Related Real Estate. In circumstances where our purchase of farms and farm-related properties is not feasible, we may provide the owner of the property with a mortgage loan secured by the property along with an option to sell the property to us in the future at a predetermined price. We do not expect that, over time, our mortgages held will exceed 5.0% of the fair value of our total assets.

•	Joint Ventures. Some of our investments may be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio.

We expect that most of our future tenants will be medium-sized independent farming operations or large corporate farming operations that are unrelated to us. We intend to lease the majority of our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying the related taxes, maintenance and insurance costs, as well as rent to us. We are actively seeking and evaluating other farm properties for potential purchase, although we are not currently a party to any binding purchase agreements to acquire any properties. All potential acquisitions will be subject to due diligence investigations, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

Our Investment Process

Types of Investments

We expect that substantially all of our investments will be in income-producing agricultural real property and, to a lesser extent, mortgages on agricultural real estate. We expect that the majority of our leases will be structured as triple-net leases. If we make mortgage loans, we expect the ratio of loan amount to value of the real estate to be greater than ratios for conventional mortgage loans on farms and the interest rate to be higher than those for conventional loans. Investments will not be restricted as to geographical areas. Currently, our properties are located across five states in the U.S.

We anticipate that we will make substantially all of our investments through our Operating Partnership. Our Operating Partnership may acquire interests in real property in exchange for the issuance of common shares, OP Units, cash or through a combination of the three. OP Units issued by our Operating Partnership will be redeemable for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the OP Units for one year. However, we currently, and may in the future, hold some or all of our interests in real properties through one or more wholly-owned subsidiaries, each classified as a qualified REIT subsidiary.

Property Acquisitions and Leasing

We anticipate that many of the farms we purchase will be acquired from independent farmers or agricultural companies and that they will simultaneously lease the properties back from us. These transactions will provide the tenants with an alternative to other financing sources, such as borrowing, mortgaging real property or selling securities. We anticipate that some of our transactions will be in conjunction with acquisitions, recapitalizations or other corporate transactions affecting our tenants. We also expect that many of the farms we acquire will be purchased from owners that do not farm the property but rather lease the property to tenant farmers. In situations such as these, we intend to have a lease in place prior to or simultaneously with acquiring the property. For a discussion of the risks associated with leasing property to leveraged tenants, see “Risk Factors — Risks Relating to Our Business and Operations — Some of our tenants may be unable to pay rent, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of your investment.”

We intend to own primarily single-tenant, agricultural real property. Generally, we will lease properties to tenants that our Adviser deems creditworthy under triple-net leases that will be full-recourse obligations of our tenants or their affiliates. Most of our agricultural leases have original terms ranging from 3 to 10 years for properties growing row crops and 5 to 15 years for properties growing permanent crops, often with options to extend the lease further. Rent is generally payable to us on either an annual or semi-annual basis, with one-half due at the beginning of the year and the other half due later in the year. Further, most of our leases contain provisions that provide for annual increases in the rental amounts payable by the tenants, often referred to as escalation clauses. The escalation clauses may specify fixed dollar amount or percentage increases each year, or it may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect current market rents. We have not entered into any leases that include variable rent based on the success of the harvest each year; however, should we choose to do so, we would generally require the lease to include the guarantee of a minimum amount of rental income that satisfies our investment return criteria. Currently, our 33 farms are leased under original lease terms ranging from 1 to 15 years, with 20 farms leased on a pure triple-net basis, and 13 farms leased on a partial-net basis, with the landlord responsible for all or a portion of the related property taxes. However, due to follow-on leases we have executed on certain of our properties, two of our farms that are currently leased on a partial-net basis will convert to pure triple-net leases in November 2015.

We believe that we can source farmland to purchase that will rent at annual rental rates providing net capitalization rates ranging from 4.5% to 6.5% of the properties’ market values. However, there can be no assurance that we will be able to achieve this level of rental rates. Since rental contracts in the farming business for annual row crops are customarily short-term agreements, rental rates are typically renegotiated regularly to then-current market rates.

Underwriting Criteria and Due Diligence Process

Selecting the Property

We consider selecting the right properties to purchase or finance as the most important aspect of our business. Buying quality farmland that can be used for many different crops and that is located in desirable locations is essential to our success.

Our Adviser works with real estate contacts in agricultural markets throughout the United States to assess available properties and farming areas. We believe that our Adviser is experienced in selecting valuable farmland and will use this expertise to identify promising properties. The following is a list of important factors in our selection of farmland:

•	Water availability. Availability of water is essential to farming. We will seek to purchase properties with ample access to water through an operating well on site or rights to use a well or other source that is located nearby. However, we may consider properties that rely on rainfall for water if the tenant on that property mitigates the drought risk by purchasing drought insurance. Typically, the leases on properties that rely on rainfall would be longer-term in nature. We do not currently own any properties that rely on rainfall for water.

•	Soil composition. In addition to water, for farming efforts to be successful, the soil must be suitable for growing crops. We will not buy or finance any real property that does not have soil conditions that we believe are favorable for growing the crops farmed on the property, except to the extent that a portion of an otherwise suitable property, while not favorable for growing the crops farmed on the property, may be utilized to build structures used in the farming business, such as cooling facilities, packinghouses, silos, greenhouses, storage facilities and distribution centers.

•	Location. Farming also requires optimal climate and growing seasons. We typically seek to purchase properties in locations that take advantage of climate conditions that are needed to grow fresh produce crops. We intend to continue to expand throughout the United States in locations with productive farmland and financially sound farming tenants.

•	Price. We intend to purchase and finance properties that we believe are a good value and that we will be able to profitably rent for farming over the long term. Generally, the closer a property is located to urban developments, the higher the value of the property. As a result, properties that are currently located in close proximity to urban developments are likely to be too expensive to justify farming over an extended period of time, and, therefore, we are unlikely to invest in such properties.

Our Adviser will perform a due diligence review with respect to each potential property acquisition. Such review will include an evaluation of the physical condition of a property and an environmental site assessment to determine potential environmental liabilities associated with a property prior to its acquisition. One of the criteria that we look for is whether mineral rights to such property, which constitute a separate estate from the surface rights to the property, have been sold to a third party. We generally seek to invest in properties where mineral rights have not been sold to third parties; however, in cases where access to mineral rights would not affect the surface farming operations, we may enter into a lease agreement for the extraction of minerals or other subterranean resources, as we have done on West Gonzales. We may seek to acquire mineral rights in connection with the acquisition of future properties to the extent such mineral rights have been sold off and the investment acquisition of such rights is considered to be favorable after our due diligence review. Despite the conduct of these reviews, there can be no assurance that hazardous substances or waste, as determined under present or future federal or state laws or regulations, will not be discovered on the property after we acquire it. See “Risk Factors — Risks Relating to our Business and Operations — Potential liability for environmental matters could adversely affect our financial condition.”

Our Adviser will also physically inspect each property and the real estate surrounding it to estimate its value. Our Adviser’s due diligence will be primarily focused on valuing each property independent of its rental value to particular tenants to whom we plan to rent. The real estate valuations our Adviser performs will consider one or more of the following items:

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

In addition, our Adviser may supplement its valuation estimate with an independent real estate appraisal in connection with each investment that it considers. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the tenant’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. However, the actual purchase price of a property may be greater or less than its appraised value. When appropriate, our Adviser may engage experts to undertake some or all of the due diligence efforts described above.

Underwriting the Tenant, Due Diligence Process and Negotiating Lease Provisions

In addition to property selection, underwriting the tenant that will lease the property will also be an important aspect of many of our investments. Our Adviser will evaluate the creditworthiness of the tenant and assess its ability to generate sufficient cash flow from its agricultural operations to cover its payment obligations to us pursuant to our lease. Because our tenants are in the farming industry, their cash flows may fluctuate according to season. The following is a list of criteria that our Adviser may consider when evaluating potential tenants for our properties, although not all criteria may be present for each lease:

•	Experience. We believe that experience is the most significant characteristic when determining the creditworthiness of a tenant. Therefore, we seek to rent our properties to farmers that have an extensive track record of farming their particular crops successfully.

•	Financial Strength. We seek to rent to farmers that have financial resources to invest in planting and harvesting their crops. We generally require annual financial statements of the tenant to evaluate the financial capability of the tenant and its ability to perform its obligations under the lease.

•	Adherence to Quality Standards. We seek to lease our properties to those farmers that are committed to farming in a manner that will generate high-quality crops. We intend to identify such commitment through their track records of selling produce into established distribution chains and outlets.

•	Lease Provisions that Enhance and Protect Value. When deemed appropriate, our Adviser attempts to include lease provisions that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include, for example, requiring the tenant to meet operational or financial covenants or to indemnify us against environmental and other contingent liabilities. We believe that these provisions serve to protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. Our Adviser generally also seeks covenants requiring tenants to receive our consent prior to any change in control of the tenant.

•	Credit Enhancement. To mitigate risk and enhance the likelihood of tenants satisfying their lease obligations, our Adviser may also seek cross-default provisions if a tenant has multiple obligations to us or seek a letter of credit or a guaranty of lease obligations from each tenant’s corporate affiliates, if any. We believe that these types of credit enhancements, if obtained, provide us with additional financial security. These same enhancements may apply to mortgage loans.

•	Diversification. Our Adviser will seek to diversify our portfolio to avoid dependence on any one particular tenant or geographic location. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single underperforming investment or a downturn in any particular geographic region. Many of the areas in which we purchase or finance properties are likely to have their own microclimates and, although they appear to be in close proximity to one another, generally will not be similarly affected by weather or other natural occurrences at the same time. We currently own properties in five different states across the U.S., and over time, we expect to expand our geographic focus to other areas of the Southeast, Midwest and the Mid-Atlantic. We will also attempt to diversify our portfolio of properties by expanding our current operations, which currently consist primarily of owning and leasing farmland that grows row crops dedicated to berries and produce, to owning farmland that grows other crop types, such as commodity crops (e.g., wheat, rice and corn) and bush, tree and vine crops (e.g., nuts and fruits).

While our Adviser seeks tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy will vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied. We monitor our tenants’ credit quality on an ongoing basis by, among other things, periodically conducting site visits to the properties to ensure farming operations are taking place and to assess the general maintenance of the properties. To date, no changes to credit quality of our tenants have been identified, and all tenants continue to pay pursuant to the terms of their respective leases.

Mortgage Loans

Borrower Selection

Our value-oriented investment philosophy is primarily focused on maximizing yield relative to risk. Upon identifying a potential mortgage opportunity, our Adviser will perform an initial screening to determine whether pursuing intensive due diligence is merited. As part of this process, we have identified several criteria we believe are important in evaluating prospective borrowers. The following criteria provide general guidelines for our investment decisions; however, each prospective borrower may not meet all of these criteria:

•	Positive cash flow. Our investment philosophy begins with a credit analysis. We intend to generally focus on borrowers to which we can lend at relatively low multiples of operating cash flow and that have positive operating cash flows when the loan is originated. Although we will obtain liens on the underlying real estate and other collateral, we are primarily focused on the predictability of future cash flow from their operations.

•	Seasoned management with significant equity ownership. Strong, committed management teams are important to the success of any farm, and we intend to lend to farm businesses where strong management teams are already in place with a history of successful crop production and profitable farming operations.

•	Strong competitive position. We seek to lend to farm businesses that have developed competitive advantages and defensible market positions within their respective markets and are well-positioned to capitalize on growth opportunities.

•	Exit strategy. We seek to lend to farm businesses that we believe will generate consistent cash flow to repay our loans and reinvest in their respective businesses. We expect such internally-generated cash flow in these farms to be a key means by which borrowers are able to pay off our loans.

Mortgage Loan Terms

We expect that most of the mortgage loans we make will contain some or all of the following terms and conditions:

•	Loan to value. We will consider the appraised value of each property when we consider a mortgage on that property. Our goal is to loan an amount that is no more than 75% of the appraised value of the real estate. However, there may be circumstances in which we may increase the percentage, such as for land that we would like to own or for a borrower that is well-capitalized.

•	Cash flow coverage. We expect most borrowers to have a farming operation that has and is expected to continue to have substantial cash flow from its operations. We will seek to loan to businesses that generate operating cash flows of at least 1.2 times the amount of the mortgage payments. However, there may be circumstances in which we may lower that ratio below 1.2, such as for land we would like to own and for borrowers that have cash flow from other operations.

•	Term. In general, we expect to make mortgage loans of three to five years that will be interest-only, with the entire principal amount due at the end of the term.

•	Guarantees. In general, we do not expect the owner of the property to personally guarantee the mortgage. However, we do expect the owner to pledge any assets or crops planted on the property as collateral for the loan.

Property Review

We expect to perform a standard review of the property that will be collateral for the mortgage, including many of the following:

•	an independent appraisal;

•	land record searches for possible restrictions;

•	water samples and availability;

•	soil samples;

•	environmental analysis;

•	zoning analysis;

•	crop yields;

•	possible future uses of the property; and

•	government regulation impacting the property, including taxes and other restrictions.

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

Other Investments

From time to time, we may purchase cooling facilities, freezer buildings, packinghouses, silos, storage facilities, greenhouses and similar property improvements to rent to independent farmers. We may also build these types of buildings on property that we purchase if there is sufficient business to make this worthwhile; however, we do not expect these to be a material portion of our assets.

Temporary Investments

Pending investments in real properties or mortgages, we intend to invest significant cash on hand, if any, in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. We also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”).

If at any time the character of our investments would cause us to be deemed an “investment company,” as defined in the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an “investment company.” Our Adviser will continually review our investment activity and the composition of our portfolio to ensure that we remain outside the purview of the Investment Company Act. Our working capital and other reserves will be invested in permitted temporary investments. Our Adviser will evaluate the relative risks and rates of return, our cash needs and other appropriate considerations when making short-term investments on our behalf. Such temporary investments may have rates of return that are less or greater than we could obtain from real estate investments.

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

We anticipate that our prospective lenders may also seek to include loan provisions whereby the termination or replacement of our Adviser would result in an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. The replacement or termination of our Adviser may, however, require the prior consent of a lender.

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

Holding Period For and Sale of Investments; Reinvestment of Sale Proceeds

We intend to hold each property we acquire for an extended period until it can be sold for conversion into urban or suburban uses, such as residential or commercial development. However, circumstances might arise which could result in the earlier sale of some properties. We may sell a property before the end of its expected holding period if, in the judgment of our Adviser, the sale of the property is in the best interest of our stockholders. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of several relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation. No assurance can be given that the foregoing objective will be realized. The selling price of a property which is subject to a net lease will be determined in large part by the amount of rent payable under the lease and the creditworthiness of the tenant. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale, which could cause us to delay required distributions to our stockholders.

The terms of any sale will be dictated by market terms customary in the area in which the property being sold is located and the then-prevailing economic conditions. A decision to provide financing to any purchaser would be made only after an investigation into and consideration of the same factors considered in underwriting tenants, such as creditworthiness and likelihood of future financial stability, as are undertaken when we consider a net lease transaction; see “Our Investment Process — Underwriting Criteria and Due Diligence Process — Underwriting the Tenant, Due Diligence Process and Negotiating Lease Provisions.” We may continually reinvest the proceeds of property sales in investments that either we or our Adviser believe will satisfy our investment policies.

Investment Limitations

There are numerous limitations on the manner in which we may invest our funds. We have adopted a policy that without the permission of our Board of Directors, we will not:

•	invest 50% or more of our total assets in a particular property or mortgage at the time of investment;

•	invest in real property owned by our Adviser, any of its affiliates or any business in which our Adviser or any of its affiliates have invested;

•	invest in commodities or commodity futures contracts, with this limitation not being applicable to futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in properties and making mortgage loans;

•	invest in contracts for the sale of real estate unless the contract is in recordable form and is appropriately recorded in the chain of title;

•	issue equity securities on a deferred payment basis or other similar arrangement;

•	grant warrants or options to purchase shares of our stock to our Adviser or its affiliates;

•	engage in trading, as compared with investment activities, or engage in the business of underwriting, or the agency distribution of, securities issued by other persons;

•	invest more than 5% of the value of our assets in the securities of any one issuer if the investment would cause us to fail to maintain our qualification as a REIT;

•	invest in securities representing more than 10% of the outstanding securities (by vote or value) of any one issuer if the investment would cause us to fail to maintain our qualification as a REIT;

•	acquire securities in any company holding investments or engaging in activities prohibited in the foregoing clauses; or

•	make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our affiliates.

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

Consistent with the provisions of the Sarbanes-Oxley Act of 2002, we will not extend credit, or arrange for the extension of credit, to any of our directors and officers. Under the Maryland General Corporation Law, a contract or other transaction between us and one of our directors or officers or any other entity in which one of our directors or officers is also a director or officer or has a material financial interest is not void or voidable solely on the grounds of the common directorship or interest, the fact that the director or officer was present at the meeting at which the contract or transaction was approved or the fact that the director’s vote was counted in favor of the contract or transaction if:

•	the material facts relating to the common directorship or interest and as to the transaction are disclosed to our Board of Directors or a committee of our Board, and our Board or the committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the directors not interested in the contract or transaction, even if the disinterested directors do not constitute a quorum of the Board or committee;

•	the fact of the common directorship or interest is disclosed to our stockholders entitled to vote on the contract or transaction, and the contract or transaction is approved or ratified by a majority of the votes cast by the stockholders entitled to vote on the matter, other than shares owned of record or beneficially by the interested director, corporation or entity; or

•	the contract or transaction is fair and reasonable to us as of the time authorized, approved or ratified by the Board of Directors, a committee or the stockholders.

Our policy also prohibits us from purchasing any real property from, or co-investing in any real property with, our Adviser, any of its affiliates or any business in which our Adviser or any of its subsidiaries have invested. If we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek approval of our independent directors.

Code of Ethics

The Company and its affiliates, including, but not limited to, Gladstone Capital Corporation (“Gladstone Capital”), Gladstone Investment Corporation (“Gladstone Investment”), Gladstone Commercial Corporation (“Gladstone Commercial”), our Adviser, our Administrator and Gladstone Securities, LLC, have adopted a code of ethics and business conduct applicable to all personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K under the Securities Act. This code, among other things, establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. A copy of this code is available for review, free of charge, at our website at www.GladstoneLand.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.

Our Adviser and Administrator

Our business is externally managed by our Adviser, which was incorporated in 2002. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We entered into an amended and restated Advisory Agreement with our Adviser (the “Amended Advisory Agreement”), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time.

Our Administrator employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as president of our Administrator) and their respective staffs and provides administrative services to us under the amended and restated Administration Agreement (the “Amended Administration Agreement”).

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

Amended Advisory Agreement

Base Management Fee

Under the terms of our Amended Advisory Agreement that went into effect on February 1, 2013, we pay an annual base management fee equal to a percentage of our adjusted stockholders’ equity, which is defined as our total stockholders’ equity at the end of each quarter less the recorded value of any preferred stock we may issue and, for 2013 only, any uninvested cash proceeds from the IPO. For 2013, the base management fee was set at 1.0% of our adjusted stockholders’ equity; however, as of January 2014, we pay a base management fee equal to 2.0% of our adjusted stockholders’ equity, which will no longer exclude uninvested cash proceeds from the IPO.

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

The actual terms and conditions of transactions involving investments in properties shall be determined in the sole discretion of our Adviser, subject at all times to compliance with the foregoing requirements. Some types of transactions, however, will require the prior approval of our Board of Directors, including a majority of our independent directors, including, but not limited to, the following:

•	any acquisition which at the time of investment would have a cost exceeding 50% of our total assets; and

•	transactions that involve conflicts of interest with our Adviser (other than reimbursement of expenses in accordance with the Amended Advisory Agreement).

Amended Administration Agreement

Under the terms of the Amended Administration agreement that went into effect on February 1, 2013, we pay for our allocable portion of the Administrator’s expenses incurred while performing services to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president) and their respective staffs. From February 1, 2013, through June 30, 2014, our allocable portion of these expenses was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds serviced by the Administrator by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by our Adviser.

As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses is now generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements. This change in methodology resulted in an increase in the fee we paid to our Administrator of approximately 137% for the six months ended December 31, 2014, as compared to the first six months of the fiscal year. Management believes that the new methodology of allocating the Administrator’s total expenses by approximate percentages of time services were performed more accurately approximates the fees incurred for the actual services performed. While this change in methodology resulted in an increase in the fee paid to our Administrator for the six months ended December 31, 2014, we are not currently able to determine whether the change in methodology will result in an increase or decrease for the upcoming fiscal year.

Our Adviser and Administrator also engage in other business ventures and, as a result, their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser and administrator, respectively, to Gladstone Capital and Gladstone Investment, both publicly-traded business development companies affiliated with us, and Gladstone Commercial, a publicly-traded REIT, also affiliated with us. However, under the Amended Advisory Agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The Amended Advisory Agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the Amended Advisory Agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us. Either we or our Adviser may assign or transfer the Amended Advisory Agreement to a successor entity.

Employees

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Amended Advisory Agreement and the Amended Administration Agreement, respectively. Each of our executive officers is an executive officer of each our Adviser and our Administrator. We expect that approximately 15% to 20% of the full-time employees of our Adviser and our Administrator will spend substantial time on our matters during the 2015 calendar year. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase and the number of our Adviser’s employees working out of local offices, if any, where we buy land will also increase.

As of December 31, 2014, our Adviser and our Administrator, collectively, had 61 full-time employees. A breakdown thereof is summarized by functional area in the table below:

Number of Individuals	Functional Area
11	Executive Management
36	Investment Management, Portfolio Management and Due Diligence
14	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

Competition

Competition to our efforts to acquire farmland can come from many different entities. Developers, municipalities, individual farmers, agriculture corporations, institutional investors and others compete for farmland acreage. Investment firms that we might compete directly against could include agricultural investment firms, such as Hancock Agricultural Investment Group, Prudential Agricultural Investments and UBS Agrivest, LLC. These firms engage in the acquisition, asset management, valuation and disposition of farmland properties. In addition to competition for direct investment in farmland we also expect to compete for mortgages with many local and national banks, such as Rabobank, N.A., Bank of America, N.A., Wells Fargo Foothill, Inc., and others.

Environmental Matters

As an owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance at our properties. Environmental laws often impose liability without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The costs of any required investigation or cleanup of these substances could be substantial. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage or adversely affect our ability to lease the real property or to borrow using the real estate as collateral. These and other risks related to environmental matters are described in more detail in “Item 1A. Risk Factors.”

Tenants

We rent our properties to both independent and corporate farmers. 2 of our 29 leases currently in place are with Dole Food Company (“Dole”) and expire in 2020. These two leases represented approximately 40.4% of our rental revenue for the year ended December 31, 2014, down from 66.2% for the prior-year period. We expect that our tenant base will become more diversified in the future as we acquire more farmland.

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments, if any, to those reports filed or furnished with the Securities and Exchange Commission, or the SEC, pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.GladstoneLand.com. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Land Corporation, 1521 Westbranch Drive, Suite 100, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.SEC.gov.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.

Risks Relating to Our Business and Operations

Two of our current properties are leased to the same tenant, Dole, and if Dole is no longer able to make rental payments or chooses to terminate its leases prior to or upon their expiration, it could have a material adverse effect on our financial performance and our ability to make distributions to our stockholders.

2 of our 29 current leases, representing approximately 40.5% of our rental revenue for the year ended December 31, 2014, are with Dole and expire in 2020. If Dole fails to make rental payments, elects to terminate its leases prior to or upon their expiration or does not renew its lease, and we cannot re-lease the land on satisfactory terms, or if Dole were to experience financial problems or declare bankruptcy, it could have a material adverse effect on our financial performance and our ability to make dividend payments to our stockholders.

Our real estate portfolio is concentrated in a limited number of properties and states, which subjects us to an increased risk of significant loss if any property declines in value, if we are unable to lease a property or adverse weather, economic or regulatory changes or developments in the markets in which our properties are located.

We currently own 33 farms located in 5 different states across the U.S. that are leased to 30 separate independent and corporate farmers. One consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of leases or a significant decline in the value of any single property. In addition, while we do not intend to invest more than 25% of our total assets in a particular property at the time of investment, it is possible that, as the values of our properties change, one property may comprise up to half the value of our total assets. Lack of diversification and investment concentration will increase the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Since our current real estate profile is concentrated across only five states, we are also currently subject to the any adverse change in the political or regulatory climate in those states or specific counties where our properties are located that could adversely affect our real estate portfolio and our ability to lease properties. Finally, the geographic concentration of our portfolio could cause us to be more susceptible to adverse weather, economic or regulatory changes or developments in the markets in which our properties are located than if we owned a more geographically-diverse portfolio, which could materially and adversely affect the value of our farms and our ability to lease our farms on favorable terms or at all.

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

We currently lease many of our properties to medium-sized, independent farming operations and agricultural businesses, which may have limited financial and personnel resources and, therefore, may be less stable than larger companies, which could impact our ability to generate rental revenue.

We expect to lease many of our properties to medium-sized farming operations and related agricultural businesses, which will expose us to a number of unique risks related to these entities. For example, medium-sized agricultural businesses may be more likely than larger farming operations to have difficulty making lease payments when they experience adverse events.

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

All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, whether we are able to maintain our qualification as a REIT and other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that our Board of Directors approves distributions in excess of our then current and accumulated earnings and profits, these excess distributions would generally be considered a return of capital for federal income tax purposes to the extent of your adjusted tax basis in your shares. A return of capital is not taxable, but it has the effect of reducing your adjusted tax basis in your investment. To the extent that distributions exceed the adjusted tax basis of your shares, such excess will be treated for tax purposes as a gain from the sale or exchange of your shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

Some of our tenants may be unable to pay rent, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of your investment.

We expect that single tenants will continue to occupy most of our farms, and, therefore, the success of our investments will continue to be materially dependent on the financial stability of these tenants. Some of our tenants may have been recently restructured using leverage acquired in a leveraged transaction or may otherwise be subject to significant debt obligations. Tenants that are subject to significant debt obligations may be unable to make their rent payments if there are adverse changes in their businesses or in general economic conditions. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries. In situations where management of the tenant will change after a transaction, it may be difficult for our Adviser to determine with certainty the likelihood of the tenant’s business success and of it being able to pay rent throughout the lease term. These companies are more vulnerable to adverse conditions in their businesses or industries and economic conditions generally, as well as to increases in interest rates. In addition, these companies’ revenues and expenses may fluctuate according to the growing season, which may impact their ability to make regular lease payments.

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

Because we expect to continue to enter into some short-term leases, we may continue to be more susceptible to any decreases in prevailing market rental rates than would be the case with long-term leases, which could have a material adverse effect on our results of operations.

For our properties that are farmed for annual row crops, we intend to primarily enter into leases with independent farmers having terms ranging from 3 to 10 years. As a result, we will be required to frequently re-lease our properties upon the expiration of our leases. This will subject our business to near term fluctuations in market rental rates, and we will be more susceptible to declines in market rental rates than we would be if we were to enter into longer term leases. As a result, any decreases in the prevailing market rental rates in the geographic areas in which we own properties could have a material adverse effect on our results of operations and cash available for distribution to stockholders.

Our investments in land with long-term leases, such as properties farmed for permanent crops, could expose us to various risks, including interest rate risk and the risk of being unable to take advantage of prevailing market rates, which could have a material adverse effect on our results of operations and cash available for distribution to stockholders.

Currently, 12 of our 29 leases have original lease terms in excess of five years. In the future, we may continue to enter into long-term leases in which the rental rate is generally fixed, subject to annual rent escalations or market reset periods. Annual rent escalations may be a fixed amount each year or be variable based on standard cost of living or inflation indices. In addition, some long-term leases may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect current market rents. We do not expect to enter into many leases that include variable rent based on the success of the harvest each year. If, in the future, we receive a significant portion of our revenues under long-term leases in which the rental rate is generally fixed, subject to annual rent escalations, we would be subject to interest rate risk in the event interest rates rise at a greater rate than any potential annual rent escalations. In addition, by entering into long-term leases, we would be subject to the risk that we would not be able to increase our rental rates if prevailing land values or rental rates have increased. Any inability to take advantage of increases in prevailing land values or rental rates could have a material adverse effect on our results of operations and cash available for distribution to stockholders.

Our investments in farmland used for permanent crops have a higher risk profile than farmland used for annual row crops.

Currently, 8 of our 33 farms are used for permanent crops, and, in the future, we may add to our investments in farmland used for permanent crops, as opposed to annual row crops. Permanent crops have plant structures (such as trees, vines or bushes) that produce yearly crops without being replanted. Examples include oranges, apples, almonds and grapes. Permanent crops involve more risk than annual row crops because permanent crops require more time and capital to plant. As a result, permanent crops are more expensive to replace and more susceptible to disease and poor weather. If a farmer loses a permanent crop to drought, flooding, fire or disease, there would generally be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit.

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

As permanent crops produce yearly crops without being replanted, they are more expensive to replace and more susceptible to disease and poor weather than annual row crops. If a farmer loses a permanent crop to drought, flooding, fire or disease, there would generally be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit. Permanent crop farmland also prevents the farmer from being able to rotate crop types to keep up with changing market conditions or changes to the weather or soil. If demand for one type of permanent crop decreases, the permanent crop farmer cannot easily convert the farm to another type of crop because permanent crop farmland is dedicated to one crop during the lifespan of the trees or vines and therefore cannot easily be rotated to adapt to changing environmental or market conditions. As a result, the risks associated with weather conditions, seasonal variability, crop disease and other contaminants are magnified in the case of permanent crops.

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

Because we must distribute a substantial portion of our net income to maintain our qualification as a REIT, we will be largely dependent on third-party sources of capital to fund our future capital needs.

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

We currently have various borrowing facilities in place that are secured by certain of our farms. As of December 31, 2014, our total borrowings of $86.4 million, which had a blended annual interest rate of 3.5%, were secured by 27 of our 32 farms. If we are unable to make our debt payments as required, either under our current credit facilities or any future facilities, a lender could foreclose on certain of the properties securing its loan. This could cause us to lose part or all of our investment in the property, which in turn could cause the value of our common stock or the distributions to our stockholders to be reduced.

We face a risk from the fact that certain of our properties are cross-collateralized.

As of December 31, 2014, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note. Such a default may adversely affect our financial condition, results of operations and ability to pay distributions to our stockholders.

Competition for the acquisition of agricultural real estate may impede our ability to make acquisitions or increase the cost of these acquisitions.

We will compete for the acquisition of properties with many other entities engaged in agricultural and real estate investment activities, including corporate agriculture companies, financial institutions, institutional pension funds, real estate companies, private equity funds and private real estate investors. These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for real estate. Our competitors may have greater resources than we do and may be willing to pay more for certain assets or may have a more compatible operating philosophy with our acquisition targets. In particular, larger institutions may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties, our profitability may decrease, and you may experience a lower return on your investment. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us, as well as prevent us from achieving diversification by geography and crop type, having a material adverse effect on our results of operations and available cash for distributions to stockholders.

We operate as a holding company dependent upon the assets and operations of our subsidiaries, and because of our structure, we may not be able to generate the funds necessary to make distributions on our common stock.

We generally operate as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a holding company conducting its business through its subsidiaries. These subsidiaries conduct all of our operations and are our only source of income. Accordingly, we are dependent on cash flows and payments of funds to us by our subsidiaries as distributions, loans, advances, leases or other payments from our subsidiaries to generate the funds necessary to make distributions on our common stock. Our subsidiaries’ ability to pay such distributions and/or make such loans, advances, leases or other payments may be restricted by, among other things, applicable laws and regulations, current and future debt agreements and management agreements into which our subsidiaries may enter, which may impair our ability to make cash payments on our common stock. In addition, such agreements may prohibit or limit the ability of our subsidiaries to transfer any of their property or assets to us, any of our other subsidiaries or to third parties. Our future indebtedness or our subsidiaries’ future indebtedness may also include restrictions with similar effects.

In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

Failure to succeed in new markets may have adverse consequences.

As we expand and diversify our geographic portfolio, we may acquire properties located in new markets, exposing us to risks associated with a lack of market knowledge or understanding of the local market. This includes the availability and identity of quality tenant farmers, forging new business relationships in the area and unfamiliarity with local government requirements and procedures. Furthermore, the negotiation of a potential expansion into new markets would divert management time and other resources. As a result, we may have difficulties executing our business strategy in these new markets, which could have a negative impact on our results of operations and ability to make distributions to stockholders.

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

Liability for uninsured or underinsured losses could adversely affect our financial condition.

Losses from disaster-type occurrences, such as wars, earthquakes and weather-related disasters, may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flows from one or more properties. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to issue reimbursement. Further, the amount of losses may exceed our coverage, which could have an adverse effect on our cash flow.

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

Continued disruptions in the U.S. financial markets could affect our ability to obtain debt financing on reasonable terms or have other adverse effects on us.

Over the last several years, the U.S. capital markets have experienced significant price volatility, which have caused market prices of many stocks and debt securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the lack of availability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may negatively affect our ability to make acquisitions. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and the lease rates we can charge for our properties, as well as other unknown adverse effects on us or the economy in general. In addition, credit market constraints may increase the operating expenses of our tenants and decrease their ability to make lease payments and may adversely affect our liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

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

Our Adviser manages our real estate portfolio and locates, evaluates, recommends and negotiates the acquisition of our real estate investments and mortgage loans. At the same time, our Amended Advisory Agreement permits our Adviser to conduct other commercial activities and to provide management and advisory services to other entities, including, but not limited to, Gladstone Capital, Gladstone Commercial and Gladstone Investment, each of which is affiliated with us. Each of our executive officers, other than Mr. Parrish, and each of our directors are also executive officers and directors, as applicable, of Gladstone Commercial, which actively makes real estate investments. Each of our executive officers, other than Messrs. Beckhorn and Parrish, and each of our directors are also executive officers and directors, as applicable, of Gladstone Capital and Gladstone Investment, which actively make loans to and invest in small- and medium-sized companies. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business and that of Gladstone Commercial, Gladstone Investment or Gladstone Capital, which may arise primarily from the involvement of our Adviser, Gladstone Capital, Gladstone Commercial, Gladstone Investment and their affiliates in other activities that may conflict with our business. Examples of these potential conflicts include:

•	our Adviser may realize substantial compensation on account of its activities on our behalf and may be motivated to approve acquisitions solely on the basis of increasing its compensation from us;

•	our agreements with our Adviser are not arm’s-length agreements, which could result in terms in those agreements that are less favorable than we could obtain from independent third parties;

•	we may experience competition with our affiliates for potential financing transactions; and

•	our Adviser and other affiliates, such as Gladstone Capital, Gladstone Commercial and Gladstone Investment, could compete for the time and services of our officers and directors and reduce the amount of time they are able to devote to management of our business.

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

There are provisions in our articles of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example:

•	Our articles of incorporation prohibit ownership of more than 3.3% of the outstanding shares of our capital stock by one person, except for certain qualified institutional investors, which are limited to holding 9.8% of our common stock. Currently, our chairman, chief executive officer and president, David Gladstone, owns approximately 24.1% of our common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owns approximately 8.6% of our common stock, in each case pursuant to an exception approved by our Board of Directors and in compliance with our articles of incorporation. In addition, the David and Lorna Gladstone Foundation, of which David Gladstone is the CEO and Chairman, owns 2.8% of our common stock. The ownership restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.

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

We may not be able to maintain our qualification as a REIT for federal income tax purposes, which would subject us to federal income tax on our taxable income at regular corporate rates, thereby reducing the amount of funds available for paying distributions to stockholders.

On September 3, 2014, we filed our 2013 federal income tax return, on which we elected to be taxed as a REIT for federal income tax purposes beginning with our tax year ended December 31, 2013. Our ability to maintain our qualification as a REIT depends on our ability to satisfy requirements set forth in the Code, concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in continuing to operate so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election, which it may do without stockholder approval.

If we lose our REIT status or if it was revoked, we would face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders because:

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

If we fail to maintain our qualification as a REIT, domestic stockholders will be subject to tax as “qualified dividends” to the extent of our current and accumulated earnings and profits. The maximum U.S. federal income tax rate on such “qualified dividends” is 20%. If we fail to maintain our qualification as a REIT, we would not be required to make distributions to stockholders, and any distributions to stockholders that are U.S. corporations might be eligible for the dividends received deduction.

As a result of all these factors, our failure to maintain our qualification as a REIT could impair our ability to expand our business and raise capital and could adversely affect the value of our capital stock.

Complying with REIT requirements may cause us to forego or liquidate otherwise attractive investments.

To maintain our qualification as a REIT for federal income tax purposes, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego investments we might otherwise make.

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

To qualify as a REIT, we were required to distribute our non-REIT earnings and profits accumulated before the effective date of our REIT election. As of December 31, 2013, we estimated that our non-REIT accumulated earnings and profits were approximately $9.6 million, which included approximately $4.0 million of net earnings and profits associated with a deferred intercompany gain resulting from land transfers in prior years. We believe that we distributed all non-REIT earnings and profits, including the profits associated with the deferred intercompany gain, to stockholders prior to December 31, 2013; however, we can provide no assurances that our determination of our non-REIT earnings and profits at that time was accurate. If we did not distribute all of our non-REIT earnings and profits prior to December 31, 2013, then we would not have qualified to be taxed as a REIT for our taxable year ended December 31, 2013, and may not qualify to be taxed as a REIT for our taxable year ended December 31, 2014, or subsequent taxable years.

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

If we fail to meet stock ownership diversification requirements, we would fail to maintain our qualification as a REIT, which could require us to pay taxes and negatively impact our cash available for future distribution.

In order to maintain our qualification as a REIT, no more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year, beginning with the second year after our election to be treated as a REIT. In order to facilitate compliance with this requirement, our articles of incorporation prohibit any individual from owning more than 3.3% in value of our outstanding stock. Pursuant to an exception from this limit approved by our Board of Directors, David Gladstone currently owns approximately 24.1% of our outstanding common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owns approximately 8.6% of our outstanding common stock. For purposes of the REIT stock ownership diversification requirements, the shares owned by Gladstone Future Trust are attributed to Mr. Gladstone, resulting in Mr. Gladstone having an aggregate beneficial ownership of 32.7% of our outstanding common stock. Our Board of Directors may also reduce the 3.3% ownership limitation if it determines that doing so is necessary in order for us to maintain our qualification for REIT treatment. However, such a reduction would not be effective for any stockholder who beneficially owns more than the reduced ownership limit.

We believe that we have satisfied the ownership diversification requirements during the last half of our taxable year ended December 31, 2014. However, if, at any point in time during the last half of a future taxable year, we are unable to comply with this requirement, we could fail to maintain our qualification as a REIT, which could require us to pay taxes and negatively impact our cash available for future distribution.

We will not seek to obtain a ruling from the Internal Revenue Service (the “IRS”), that we qualify as a REIT for federal income tax purposes.

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

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors. We elected to take advantage of the option to delay adoption of new or revised accounting standards until they are required to be adopted by private companies; consequently, our current and prior financial statements may not be comparable to those of other public companies.

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

All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about our 32 farms as of December 31, 2014.

Property Name	Location	Date Acquired	Number of Farms	Total Acres	Farm Acres	Lease Expiration Date	Net Cost Basis(1)	Encumbrances
San Andreas	Watsonville, CA	6/16/1997	1	307	238	12/31/2020	$4,826,248	$4,220,586
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	6/30/2020	12,406,298	21,473,134
West Beach	Watsonville, CA	1/3/2011	3	196	195	12/31/2023	8,979,337	4,111,433
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	11/1/2015	2,700,026	1,362,231
Keysville Road	Plant City, FL	10/26/2011	2	59	50	7/1/2016	1,232,260	—
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	6/14/2018	3,925,704	—
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	6/30/2017	4,106,218	2,655,000
38th Avenue	Covert, MI	4/5/2013	1	119	89	4/4/2020	1,449,670	650,552
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	5/31/2028	3,521,564	1,503,888
Natividad Road	Salinas, CA	10/21/2013	1	166	166	10/31/2024	7,398,003	3,395,874
20th Avenue	South Haven, MI	11/5/2013	3	151	94	11/4/2018	1,884,981	970,250
Broadway Road	Moorpark, CA	12/16/2013	1	60	60	12/15/2023	2,935,348	1,455,375
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	12/31/2023	13,993,009	6,791,748
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	2/29/2024	7,760,059	3,250,336
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	9/30/2024	2,532,950	—
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	9/30/2016	5,882,738	2,862,237
McIntosh Road	Dover, FL	6/20/2014	2	94	78	6/30/2017	2,553,874	1,599,600
Naumann Road	Oxnard, CA	7/23/2014	1	68	64	7/31/2017	6,859,860	3,342,510
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	10/31/2024	5,939,523	2,813,724
Wauchula Road	Duette, FL	9/29/2014	1	808	590	9/30/2024	13,772,371	8,155,762
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	7/31/2015	24,497,797	12,128,121
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	11/3/2017	6,099,925	3,675,000

			32	8,039	6,637		$145,257,763	$86,417,361

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for depreciation and amortization accumulated through December 31, 2014.

The following table summarizes the lease expirations by year for our properties with leases in place as of December 31, 2014:

Year	Number of Expiring Leases	Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Year Ended December 31, 2014	% of Total Revntal Revenue
2015(1)	4	405	5.0%	$386,642	5.4%
2016	2	204	2.5%	217,331	3.0%
2017	7	351	4.4%	424,737	5.9%
2018	3	370	4.6%	364,803	5.1%
2019	0	0	0.0%	—	0.0%
Thereafter	12	6,709	83.5%	5,776,805	80.6%

Totals	28	8,039	100.0%	$7,170,318	100.0%

(1)	Includes a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis.

The following table summarizes the geographic locations of our properties with leases in place as of December 31, 2014:

	As of and For the Year Ended December 31, 2014
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California	14	2,391	29.7%	$4,778,579	66.6%
Oregon	4	2,313	28.8%	1,080,105	15.1%
Florida	9	1,304	16.2%	759,398	10.6%
Arizona	1	1,761	21.9%	299,785	4.2%
Michigan	4	270	3.4%	252,451	3.5%

	32	8,039	100.0%	$7,170,318	100.0%

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Price Range		Distributions per Common Share
Period	Low	High
2014: Q1	$11.75	$16.17	$0.09
Q2	10.78	14.50	0.09
Q3	11.56	13.87	0.09
Q4	8.89	12.27	0.09
2013: Q1(1)	$14.00	$15.83	$0.08
Q2	15.00	18.74	0.36
Q3	14.99	17.45	0.36
Q4	15.48	17.40	0.69	(2)

(1)	From January 29, 2013, through March 31, 2013.
(2)	Includes a one-time distribution of $0.33 per share representing the final distribution of our remaining accumulated earnings and profits from prior years.

Our Board of Directors regularly evaluates our per-share distribution payments as they monitor the capital markets and the impact that the economy has on the Company. The decision as to whether to authorize and pay distributions on shares of our common stock in the future, as well as the timing, amount and composition thereof, will be at the sole and absolute discretion of our Board of Directors in light of conditions then existing, including our earnings, taxable income, FFO, adjusted FFO, financial condition, liquidity, capital requirements, debt maturities, the availability of capital, contractual prohibitions or other restrictions and legal requirements (including applicable requirements that we must satisfy to qualify and to maintain our qualification to be taxed as a REIT) and general overall economic conditions and other factors. While the statements above concerning our distribution policy represent our current expectations, any actual distribution payable will be determined by our Board of Directors based upon the circumstances at the time of declaration and the actual number of common shares then outstanding, and any common distribution payable may vary from such expected amounts.

To maintain our qualification as a REIT, we are required to make ordinary dividend distributions to our common stockholders. The amount of these distributions must equal at least:

•	the sum of (A) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and capital gain) and (B) 90% of the net income (after tax), if any, from foreclosure property, less

•	the sum of certain non-cash items.

For federal income tax purposes, distributions to our stockholders generally consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a non-taxable return of capital rather than a distribution and will not be taxable to the extent of the stockholder’s basis in its shares of our stock, which basis will be reduced by an amount equal to such non-taxable distribution. To the extent a distribution exceeds the stockholder’s share of both our current and accumulated earnings and profits and the stockholder’s basis in its shares of our stock, that distribution will be treated as a gain from the sale or exchange of that stockholder’s shares of our stock. Every year, we notify stockholders of the taxability of distributions paid to stockholders during the preceding year.

As of February 3, 2015, there were 3,596 beneficial owners of our common stock.

Use of Proceeds from Recent Sales of Registered Securities

On September 24, 2014, we priced a follow-on public offering (the “Follow-on Offering”) of 1,150,000 shares of our common stock at a public offering price of $12.28 per share, which closed on September 29, 2014. In addition, on October 24, 2014, the underwriters exercised a portion of their over-allotment option. The exercise of the underwriters’ over-allotment option closed on October 29, 2014, and resulted in us issuing an additional 73,453 shares. In connection with these transactions, we issued an aggregate of 1,223,453 new shares for gross proceeds of approximately $15.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $14.0 million. $11.1 million of these proceeds were used to repay existing debt, with the remainder invested into new property acquisitions or used for other general corporate purposes. As of December 31, 2014, there were no uninvested proceeds remaining from these transactions.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the fiscal years ended December 31, 2014, 2013, 2012, 2011 and 2010 is derived from our audited and, where noted, unaudited consolidated financial statements and from internal records. The data should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this report.

	As of and For the Years Ended December 31,
	2014	2013	2012	2011	2010
Operating Data:
Total operating revenues	$7,184,922	$4,038,138	$3,390,594	$2,964,082	$2,418,111
Operating income	$1,599,972	$1,357,453	$1,901,615	$1,282,828	$1,564,581
Net (loss) income before income taxes	$(98,631)	$295,047	$900,692	$13,730	$877,127
Net (loss) income	$(125,133)	$(1,224,683)	$600,373	$6,219	$560,523
Funds from operations(1)	$1,610,511	$(502,228)	$1,074,853	$511,787	$877,767
Adjusted funds from operations(2)	$3,126,433	$1,193,931	$1,291,337	$1,050,694	$1,204,545
Share and Per-Share Data:
Weighted average common shares outstanding — basic and diluted	6,852,917	6,214,557	2,750,000	2,750,000	2,750,000
(Loss) earnings per weighted average common share — basic and diluted	$(0.02)	$(0.20)	$0.22	$0.00	$0.20
Funds from operations — basic and diluted(1)	$0.24	$(0.08)	$0.39	$0.19	$0.32
Adjusted funds from operations — basic and diluted(2)	$0.46	$0.19	$0.47	$0.38	$0.44
Distributions per common share	$0.36	$1.49	$—	$0.37	$—
Balance Sheet Data:
Real estate and lease intangibles, net(3)	$145,257,763	$75,622,247	$37,351,944	$30,326,780	$17,760,574
Total assets	$151,702,624	$93,673,464	$40,985,848	$32,768,277	$29,034,484
Aggregate borrowings(4)	$86,417,361	$43,154,165	$30,817,880	$24,133,000	$19,755,621
Total stockholders’ equity	$59,969,328	$48,511,992	$8,136,726	$7,536,353	$8,547,633
Total common shares outstanding	7,753,717	6,530,264	2,750,000	2,750,000	2,750,000
Supplemental Data:
Cash flows from operations	$3,543,622	$(460,353)	$1,137,777	$1,898,093	$665,261
Number of farms owned(6)	32	21	12	8	2
Gross acreage owned(6)	8,039	6,000	1,630	1,287	960
Occupancy rate(6)	100%	100%	100%	100%	100%
Fair value of farmland portfolio(5)(6)	$192,952,933	$115,977,120	$75,459,000	$53,600,000	$53,600,000
Net asset value per share(5)(6)	$13.94	$13.51	$16.82	$11.20	$15.99

(1)	Funds from operations is a term developed by the National Association of Real Estate Investment Trusts and is defined below.
(2)	Adjusted funds from operations is defined below.
(3)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for depreciation and amortization accumulated through December 31, 2014.
(4)	Representative of all borrowings of the Company, including mortgage notes payable, bonds payable and borrowings under lines of credit.
(5)	As presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Asset Value.”
(6)	Unaudited.

The National Association of Real Estate Investment Trusts (“NAREIT”) developed funds from operations (“FFO”) as a relative non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We further present adjusted fund from operations (“AFFO”) as an additional non-GAAP financial measure, as we believe AFFO to be a more useful supplemental metric for investors to use in assessing our operational performance on a more sustainable basis than FFO.

We calculate AFFO by adjusting FFO for the following items:

•	A net adjustment for the straight-lining of rents. This adjustment removes the straight-lining of rental income and also includes the removal of amortization related to above- and below-market lease values and to leasehold improvements, resulting in rental income reflected on a cash basis.

•	Plus acquisition-related expenses. Acquisition-related expenses are incurred for investment purposes and do not correlate with the operations of our existing portfolio. Further, due to the inconsistency in which these costs are incurred and how they are treated for accounting purposes, we believe the exclusion of these expenses improves comparability of our results on a period-to-period basis.

•	Plus income tax provision. We have elected to be treated as a REIT for federal tax purposes beginning with our taxable year ended December 31, 2013. As a REIT, we generally will not be subject to federal income taxes on amounts distributed to our stockholders, provided we meet certain conditions. As such, we believe it is beneficial for investors to view our results of operations excluding the impact of income taxes.

•	Plus amortization of deferred financing costs. The amortization of costs incurred to obtain financing is excluded from AFFO, as it is a non-cash expense item.

•	Adjustments for other one-time charges. We will adjust for certain non-recurring charges and receipts and will explain such adjustments accordingly.

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

The following table provides a reconciliation of our FFO and AFFO for the fiscal years ended December 31, 2014, 2013, 2012, 2011 and 2010 to the most directly-comparable GAAP measure, net income, and a computation of basic and diluted AFFO per weighted average share of common stock:

	For the Years Ended
	2014	2013	2012	2011	2010
Net (loss) income available to common stockholders	$(125,133)	$(1,224,683)	$600,373	$6,219	$560,523
Plus: Real estate and intangible depreciation and amortization	1,735,644	722,455	474,480	505,568	317,244

FFO available to common stockholders	1,610,511	(502,228)	1,074,853	511,787	877,767

Net adjustment for straight-lining of rents	1,089,057	(7,320)	(296,801)	441,539	—
Plus: Acquisition-related expenses	520,352	153,725	153,494	63,489	—
Plus: Income tax provision	26,502	1,519,730	300,319	7,511	316,604
Plus: Amortization of deferred financing costs	53,286	30,024	59,472	26,368	10,174
(Minus) plus: Other one-time (receipts) charges, net(1)	(173,275)	—	—	—	—

AFFO available to common stockholders	$3,126,433	$1,193,931	$1,291,337	$1,050,694	$1,204,545

Weighted average common shares outstanding — basic & diluted	6,852,917	6,214,557	2,750,000	2,750,000	2,750,000

FFO per weighted average common share — basic and diluted	$0.24	$(0.08)	$0.39	$0.19	$0.32

AFFO per weighted average common share — basic and diluted	$0.46	$0.19	$0.47	$0.38	$0.44

(1)	Includes the addition of $89,688 of repairs incurred as a result of the fire on the cooler on West Gonzales that were expensed during the year ended December 31, 2014, netted against the property and casualty recovery, net, of $262,963 recorded during the year ended December 31, 2014.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

OVERVIEW

General

We are an externally-managed real estate investment trust (“REIT”) that is engaged primarily in the business of owning and leasing farmland; we are not a grower, nor do we farm the properties we own. Including the acquisition of one 333-acre farm in California subsequent to December 31, 2014, we currently own 8,370 acres, comprised of 33 farms (15 in California, 9 in Florida, 4 in Michigan, 4 in Oregon and 1 in Arizona) that are leased to 30 separate tenants. Our tenants consist of both independent and corporate farming operations, all of which are unrelated to us. We intend to acquire more farmland in these and other states in our regions of focus that is or will be leased to farmers, and we expect that most of our future tenants will be independent or corporate farming operations that are unrelated to us. We may also acquire property related to farming, such as cooling facilities, freezer buildings, packinghouses, box barns, silos, storage facilities, greenhouses, processing plants and distribution centers. We generally lease our properties on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs (including drought insurance if we were to acquire properties that depend upon rainwater for irrigation), maintenance and other operating costs. We may also elect to sell farmland at certain times, such as when the land could be developed by others for urban or suburban uses.

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

Since 2004, our operations have consisted solely of leasing our farms to third-party tenants. We also lease a small parcel on our 653-acre farm near Oxnard, California (“West Gonzales”), to an oil company. We do not currently intend to enter into the business of growing, packing or marketing farmed products; however, if we do so in the future, we expect that it would be through a taxable REIT subsidiary (“TRS”).

We conduct substantially all of our investment activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). We control our Operating Partnership as its sole general partner, and we also currently own, directly or indirectly, all limited partnership units (“OP Units”) of our Operating Partnership. We have the ability and, in the future, we expect to offer equity ownership in our Operating Partnership by issuing OP Units from time to time, in whole or in part, in exchange for agricultural real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the realization of gains until they redeem the OP Units or sell the OP Units for cash. Persons who receive OP Units in our Operating Partnership in exchange for real estate or interests in entities that own real estate will be entitled to redeem these OP Units for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the OP Units for one year. To date, no properties have been acquired through issuance of OP Units.

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

On September 3, 2014, we filed our 2013 federal income tax return, on which we elected to be taxed as a REIT for federal tax purposes beginning with our tax year ended December 31, 2013. As a REIT, we generally will not be required to pay federal and state income taxes on the distributions we make to our stockholders. Any TRS through which we may conduct operations will be required to pay federal and state income taxes on its taxable income, if any, at the then-applicable corporate rates. To the extent we do not maintain our qualification to be taxed as a REIT or revoke our REIT status for federal income tax purposes, we will be subject to regular corporate income tax on our taxable income.

As described further below, we have used all of the proceeds received from our initial public offering in January 2013 (the “IPO”) and from our follow-on offering in September 2014 (the “Follow-on Offering”) for new property acquisitions, improvements on existing properties, distributions to stockholders, repayment of existing indebtedness and other general corporate purposes.

Objectives and Strategies

Our principal business objective is to maximize stockholder returns through a combination of: (1) monthly cash distributions to our stockholders, which we hope to sustain and increase through long-term growth in cash flows from increased rents; (2) appreciation of our land; and (3) capital gains derived from the sale of our properties. Our primary strategy to achieve our business objective is to invest in a diversified portfolio of triple-net leased farmland and properties related to farming operations.

We expect that most of our future tenants will be independent or corporate farming operations that are unrelated to us. We intend to continue to lease our properties under triple-net leases, an arrangement under which the tenant maintains the property while paying the related taxes, maintenance and insurance costs, as well as rent to us. We are actively seeking and evaluating other farm properties for potential purchase. All potential acquisitions will be subject to due diligence procedures, and there can be no assurance that we will be successful in identifying or acquiring additional properties in the future.

Leases

Most of our agricultural leases are on a triple-net basis and have original terms ranging from 3 to 10 years for properties growing row crops and 5 to 15 years for properties growing permanent crops, often with options to extend the lease further. Rent is generally payable to us on either an annual or semi-annual basis, with one-half due at the beginning of the year and the other half due later in the year. Further, most of our leases contain provisions that provide for annual increases in the rental amounts payable by the tenants, often referred to as escalation clauses. The escalation clauses may specify fixed dollar amount or percentage increases each year, or it may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect current market rents. We have not entered into any leases that include variable rent based on the success of the harvest each year; however, should we choose to do so, we would generally require the lease to include the guarantee of a minimum amount of rental income that satisfies our investment return criteria. Currently, our 33 farms are leased under original lease terms ranging from 1 to 15 years, with 20 farms leased on a pure triple-net basis, and 13 farms leased on a partial-net basis, with the landlord responsible for all or a portion of the related property taxes. However, due to follow-on leases we have executed on certain of our properties, two of our farms that are currently leased on a partial-net basis will convert to pure triple-net leases in November 2015.

We monitor our tenants’ credit quality on an ongoing basis by, among other things, periodically conducting site visits of the properties to ensure farming operations are taking place and to assess the general maintenance of the properties. To date, no changes to credit quality of our tenants have been identified, and all tenants continue to pay pursuant to the terms of their respective leases.

Lease Expirations

Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for renewal or extension. We had two agricultural leases that were originally due to expire in 2014, one on 196 acres of farmland (“West Beach”) and one on 307 acres of farmland (“San Andreas”), both near Watsonville, California. However, during the first half of 2014, we were able to re-lease both properties prior to their expirations and without any downtime. The two properties were re-leased for periods of nine and six years, respectively, at rental rates representing an average increase in minimum annualized straight-lined rental income of 26.0% over the previous leases. In aggregate, these properties accounted for approximately 6.3% of the total acreage owned as of December 31, 2014, and 13.4% of the total rental income recorded for the year ended December 31, 2014.

We have three agricultural leases due to expire in 2015: one on 72 acres of farmland near Watsonville, California (“Dalton Lane”), and two on 333 acres of farmland near Oxnard, California (“Santa Clara Avenue”). We have begun negotiations regarding lease renewals on both of these properties, and we anticipate being able to renew the leases prior to their respective expirations. In addition, given the current market conditions in the respective regions where these properties are located, we expect to be able to renew the leases at higher rental rates, compared to those of the existing leases. However, there can be no assurance that we will be able to renew the leases at a rate favorable to us, if at all, or be able to find a replacement tenant, if necessary.

In addition, we also have a surface area lease with an oil company on eight acres of West Gonzales that is renewed on an annual basis and continues for so long as the tenant continues to use its oil rights. We have received confirmation that the tenant intends to continue its lease for 2015. Under the terms of the lease, the amount of rent owed increases on an annual basis commensurate with the rental increases per the agricultural lease in place on West Gonzales. This lease accounted for approximately 0.4% of the rental income recorded during the year ended December 31, 2014.

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

Business Environment

The United States (the “U.S.”) continues to see signs of an overall improving economy; however, uncertainty continues to exist on many levels. A rapidly-improving labor market, a fairly healthy housing market and a strengthening U.S. dollar has led to an increase in recent U.S. consumer sentiment. However, geopolitical concerns abroad and a weak global outlook serve to intensify the broader economic uncertainties here in the U.S. Further, since the Federal Reserve (the “Fed”) ended its bond-buying program in October 2014, questions have arisen as to when it will raise interest rates. While some expect this increase in interest rates to occur as early as this summer, certain indicators currently exist that would argue against a move towards such an increase. For example, impeded by a plunge in energy prices, inflation has slowed and remains below the Fed’s annual target of 2%. A rise in interest rates could cause the U.S. dollar to increase even more, pulling inflation away from that target. In the meantime, interest rates remain near zero, which has led to increased competition for new acquisitions and compressed capitalization rates. The risk of rising interest rates could cause our borrowing costs to rise, which may negatively impact our ability to access both the debt and equity markets on favorable terms. Unfavorable economic conditions and uncertainty of legislation related to agriculture could also have a material adverse effect on one or more of our tenants, as well as on our business, financial condition and results of operations.

Increasing global demand for food has led to both steady and significant increases in farmland values across the majority of the U.S. over the past decade. According to the U.S. Department of Agriculture (the “USDA”), average per-acre values of U.S. farmland have more than doubled since 2009. Moreover, according to the National Council of Real Estate Investment Fiduciaries (“NCREIF”), the values of U.S. farmland have averaged returns of 12.6% over the past year and 14.1% annually since 1990. These value increases are even higher for high-quality U.S. cropland, which is where we invest, partially in response to lifestyle shifts away from processed and frozen foods towards fresh produce. While farmland values in parts of the Midwest declined for the first time in decades during 2014, driven by sharply lower grain prices, according to NCREIF, annual cropland in the regions where our properties are located continued to experience steady increases in value, as they have each year since 1990. We expect this trend to become even stronger as per-capita income rises and a higher percentage of household income is dedicated towards food.

Domestic and global population growth is a major driver behind the overall increased value and demand for farmland. According to the Food and Agriculture Organization of the United Nations, global population is expected to grow by 34% between 2009 and 2050. In contrast, over the same period, the area of arable land is projected to expand by only 5%, with the ongoing trend of rapid urbanization and conversion of farmland continuing at an accelerating pace. Quality farmland in the U.S. currently has a near-zero vacancy rate, compared to vacancy rates of over 14% for office space, according to a recent quarterly report released by CBRE Group, Inc. Further, according to the USDA, approximately 40% of all U.S. farm acreage is operated by non-owners, and we expect that several factors, including steadily-increasing land prices, the increasing average age of farmers in the U.S. and expanding government crop insurance programs that encourage farmers to invest more in expanding their operations than in owning more farmland, exist that will influence growers towards renting versus owning their own farmland. Given the trends currently driving increased demand for farmland, we do not believe vacancy rates for U.S. farmland will increase over the short- or long-terms.

We believe that population growth and the rising demand for food and U.S. farmland, which is drastically mismatched with the shrinking supply of farmland, will result in a strong increase in demand for our farms over the long-term, enabling us to consistently increase the rental rates on our farms. We also expect that the values of our farmland will increase at rates greater than that of inflation, helping to offset the impact of expected rising interest rates. However, while increased development and changing patterns of use are likely to increase the land values and rents in our portfolio, it could also result in upward pressure on prices for farms that we seek to acquire. We intend to mitigate this risk by continuing to seek out superior and diversified cropland across the U.S. and including annual escalations and market-rate adjustments to the rental rates in our leases.

Concerns over water rights and the overall availability of water have been a major cause in the slowing of acreage increases of U.S. croplands. In California, the recent drought has driven prices for farmland located in highly-desirable regions with water accessibility upwards and has forced many producers to either cut back on acres in production or move to less-desirable regions. Fortunately, the drought has had little impact on our farms, since all of our properties have their own water sources via wells which undergo thorough testing to ensure adequate depth, flow and crop coverage. In addition, despite the impact of last year’s drought, the weather in California over the past year has been favorable for fresh produce, particularly strawberries, as quality and yields have remained high. In Florida, fruit and vegetable production is experiencing its strongest season in over four years, as a result of ideal weather, excellent quality and inconsistent production out of Mexico. Blueberry production conditions have also been excellent this year in the Pacific Northwest, where four of our farms are located. However, in the unlikely event that our tenants begin to experience significant losses due to the drought, a major mitigating factor is the recently-enacted U.S. farm bill, the Agricultural Act of 2014 (the “Farm Bill”). In addition to increasing government subsidy amounts and improving existing crop insurance program for farmers, the Farm Bill has also expanded the emergency programs to provide significantly better coverage to such events as disaster and drought relief.

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

Investment and Leasing Activity

Property Acquisitions

During the year ended December 31, 2014, we acquired 11 farms in 8 separate transactions, which are summarized in the table below:

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight- line Rent(1)
Collins Road	Clatskanie, OR	5/30/2014	200	2	Blueberries	10.3 years	3 (5 years each)	$2,591,333	$60,869	(4)	$181,172
Spring Valley	Watsonville, CA	6/13/2014	145	1	Strawberries, Misc. Vegetables and Lilies	2.3 years	None	5,900,000	49,582	(4)	270,901
McIntosh Road	Dover, FL	6/20/2014	94	2	Strawberries	3.0 years	1 (3 years) /None(2)	2,666,000	60,939	(4)	133,154
Naumann Road	Oxnard, CA	7/23/2014	68	1	Strawberries and Raspberries	3.0 years	1 (3 years)	6,888,500	91,103	(4)	329,667
Sycamore Road	Arvin, CA	7/25/2014	326	1	Misc. Vegetables and Grain	1.3 years	None(3)	5,800,000	44,434	(4)	184,304
Wauchula Road	Duette, FL	9/29/2014	808	1	Strawberries, Misc. Vegetables, and Melons	10.0 years	2 (5 years each)	13,765,000	132,555	(5)	888,439
Santa Clara Avenue	Oxnard, CA	10/29/2014	333	2	Strawberries and Misc. Vegetables	0.8 years	1 (2 years)	24,592,000	100,603	(4)	1,231,422
Dufau Road	Oxnard, CA	11/4/2014	65	1	Strawberries and Misc. Vegetables	3.0 years	1 (3 years)	6,125,600	61,474	(4)	304,607

			2,039	11				$68,328,433	$601,559		$3,523,666

(1)	Annualized straight-line amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market and below-market lease values recorded.
(2)	This property has a separate tenant leasing each of the property’s two farms. One lease provides for one 3-year renewal option, while the other does not include a renewal option.
(3)	Upon acquisition of this property, we assumed the in-place lease, which expires October 31, 2015. In addition, we executed a 9-year, follow-on lease with a new tenant that commences November 1, 2015. Under the terms of the follow-on lease, the tenant has one 3-year renewal option, and annualized, straight-line rents will be $311,760.
(4)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $21,409 of direct leasing costs in connection with these acquisitions.
(5)	Acquisition accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired.

In addition, on January 5, 2015, we acquired one farm comprised of 331 acres of farmland near Salinas, California (“Espinosa Road”), for an aggregate purchase price of approximately $17.0 million. The property is irrigated cropland that is primarily farmed for strawberries and miscellaneous vegetables, such as lettuce. At closing, we were assigned the existing triple-net lease, which has approximately 22 months remaining on the term and provides for annualized, straight-line cash rents of approximately $778,000.

Existing Properties

The following significant events occurred with regard to our already-existing properties during the year ended December 31, 2014:

•	Trapnell Road: On January 20, 2014 we completed the work for the expansion and upgrade of the cooling facility on 124 acres of farmland near Plant City, Florida, for which we agreed to incur the costs, up to a maximum of $450,000. We expended a total of $446,108 in connection with this project, and, in accordance with the lease amendment executed on October 21 2013, we earn additional rental income on the costs incurred related to this project at an initial annual rate of 8.5% upon completion of the project, with prescribed rental escalations provided for in the lease.

•	West Beach: On March 27, 2014, we executed a lease with a new tenant to occupy 196 acres of farmland near Watsonville, California, that commences on November 1, 2014, as the lease term with the current tenants on the property was set to expire on October 31, 2014. The new lease term is for nine years, through December 31, 2023, and provides for prescribed rent escalations over its life, with minimum annualized GAAP straight-line rental income of $540,469, representing a 20.7% increase over that of the current lease.

•	San Andreas: On June 17, 2014, we extended the lease with the tenant occupying 307 acres of farmland near Watsonville, California, which was originally set to expire in December 2014. The lease was extended for an additional six years, through December 31, 2020, and provides for rent escalations over its life, with annualized, GAAP straight-line rental income of $566,592, representing a 31.3% increase over that of the previous lease.

•	East Shelton: In July 2014, we completed an irrigation upgrade project on 1,761 acres of farmland near Willcox, Arizona, for which we rehabilitated several of the 13 existing wells on the property, in addition to adding two new wells. The total cost of this project was approximately $1.2 million, of which $336,000 was expected at acquisition and accounted for in the rental stream included in the original lease. To account for the additional costs incurred, on October 22, 2014, we executed a lease amendment with the current tenant on the property to provide for an additional $37,791 of annualized, straight-line rent.

Involuntary Conversions and Property and Casualty Recovery

In April 2014, two separate fires occurred on two of our properties, partially damaging a structure on each property. One occurred on 20th Avenue, on which the majority of a residential house was destroyed by a fire. We determined the carrying value of the portion of the residential house damaged by the fire to be $94,243. The second fire occurred on West Gonzales and damaged a portion of the cooling facility on the property. We determined the carrying value of the portion of the cooling facility damaged by the fire to be approximately $138,494. Thus, we wrote down the carrying value of these properties on the accompanying Consolidated Balance Sheets by these respective amounts, and, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition – Gains and Losses,” we also recorded a corresponding property and casualty loss, which is included in Property and casualty recovery, net on the accompanying Consolidated Statements of Operations.

Both of the assets were insured, either by us or the tenant, at the time of the fires. As a result of the fire on 20th Avenue, insurance proceeds of $61,500 were recovered during the year ended December 31, 2014. Thus, in accordance with ASC 450, “Contingencies,” during the year ended December 31, 2014, we recorded this recovery as an offset to the property and casualty loss we recorded earlier in the year, and such recovery is included as part of Property and casualty recovery, net on the accompanying Consolidated Statements of Operations. In connection with the fire on West Gonzales, insurance proceeds of $434,200 were recovered during the year ended December 31, 2014; thus, we recorded this amount as an offset to the property and casualty loss we recorded earlier in the year, and such recovery is included as part of Property and casualty recovery, net on the accompanying Consolidated Statements of Operations. We expect to recover at least an additional $35,648 for these repairs, and we have received confirmation from the insurer regarding payment of at least this amount. Thus, we have recorded this expected recovery as a receivable and a corresponding liability, included in Other assets and Other liabilities, respectively, on the accompanying Consolidated Balance Sheets. We will recognize this amount and any other insurance recoveries as a gain upon receipt. We continue to assess the total amount expected to be recovered for each of these events, as well as the collectability of such amounts; thus, no further offsets to the property and casualty loss we recorded earlier in the year have been recorded at this time.

Repairs are still ongoing on West Gonzales, and, during the year ended December 31, 2014, we expended $496,784 in repairs and upgrades to the cooler as a result of the fire. Of this amount, $407,096 was capitalized as a real estate addition, and $89,688 was recorded as repairs and maintenance expense, included in Property operating expense on the accompanying Consolidated Statements of Operations. Repairs on 20th Avenue are expected to begin in 2015.

Financing Activity

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

The New MetLife Note Payable is scheduled to mature on January 5, 2029. Initial advances bear interest at a fixed rate of 3.50% per annum, plus an unused fee of 0.20% on undrawn amounts, and interest rates for subsequent disbursements are based on prevailing market rates at the time of such disbursements. As of December 31, 2014, our borrowings outstanding under the New MetLife Note Payable bore interest at a blended rate of 3.61% per annum. The New MetLife Line of Credit is scheduled to mature on April 5, 2024, and advances will initially bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.50%, with a minimum annualized rate of 2.75%, plus an unused fee of 0.20% on undrawn amounts.

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

Farm Credit Notes Payable

On September 19, 2014, we closed on two loans from Farm Credit of Central Florida, FLCA (“Farm Credit”), in the aggregate amount of approximately $4.2 million. In addition, on September 29, 2014, we obtained an additional loan for approximately $8.3 million. As of December 31, 2014, aggregate borrowings from Farm Credit were approximately $12.4 million (collectively, the “Farm Credit Notes Payable”).

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

Farmer Mac Facility

On December 5, 2014, we entered into a bond purchase agreement with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, for a secured note purchase facility that provides for bond issuances up to an aggregate amount of $75.0 million (the “Farmer Mac Facility”). The interest rate for each bond issuance will be based on prevailing market rates at the time of such issuance, and the bonds issued will have a maximum aggregate, effective loan-to-value ratio of 60% of the underlying agricultural real estate.

On December 11, 2014, we completed an initial issuance under the Farmer Mac Facility, for which we received proceeds of approximately $3.7 million. On January 5, 2015, we issued an additional bond under the Farmer Mac Facility, for which we received proceeds of approximately $10.2 million. These issuances are scheduled to mature on December 11, 2019, and January 5, 2020, respectively. Each of these issuances, which are both non-amortizing over their respective five-year terms, will bear interest at a fixed rate of 3.25% per annum throughout their terms.

We are continuing discussions with additional lenders; however, there is no guaranty that we will be able to complete agreements on terms favorable to us, or at all.

Executive Officers

On July 14, 2014, our Board of Directors appointed Lewis Parrish, our then-current chief accounting officer, as chief financial officer. Danielle Jones, our prior chief financial officer, remained as our treasurer until January 13, 2015, when our Board of Directors appointed Jay Beckhorn as our Treasurer. Mr. Beckhorn is also the Treasurer of Gladstone Commercial Corporation (“Gladstone Commercial”), an affiliate of ours. These transitions had been planned for some time and were made to allow Ms. Jones to focus on her position as chief financial officer for Gladstone Commercial.

Portfolio Diversity

Since our IPO in January 2013, we have expanded our portfolio of 12 farms leased to 7 different, third-party tenants to a current portfolio of 33 farms leased to 30 different, unrelated tenants. While our focus remains in farmland growing fresh produce row crops, we have also begun to diversify our portfolio into farmland suitable for other crop types, including permanent crops, consisting primarily of blueberries, and certain commodity crops, consisting primarily of corn and beans.

The following table summarizes the different sources of revenues for our properties with leases in place as of and for the years ended December 31, 2014 and 2013:

	As of and For the Year Ended December 31, 2014				As of and For the Year Ended December 31, 2013				Annualized Straight- line Rental Income as of December 31, 2014(1)
Revenue Source	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Rental Revenue	% of Total Revenue
Annual row crops—fresh produce(2)	4,711	71.0%	$5,333,526	74.4%	3,152	64.1%	$3,219,780	79.9%	$7,645,856	77.8%
Annual row crops—commodity crops(3)	1,469	22.1%	423,978	5.9%	1,526	31.0%	103,876	2.6%	451,737	4.6%

Subtotal —Total annual row crops	6,180	93.1%	5,757,504	80.3%	4,678	95.1%	3,323,656	82.5%	8,097,593	82.4%
Permanent crops(4)	457	6.9%	502,898	7.0%	243	4.9%	92,075	2.3%	549,280	5.6%

Subtotal —Total crops	6,637	100.0%	6,260,402	87.3%	4,921	100.0%	3,415,731	84.8%	8,646,873	88.0%
Facilities and other(5)	—	0.0%	909,916	12.7%	—	0.0%	611,956	15.2%	1,182,471	12.0%

Total	6,637	100.0%	$7,170,318	100.0%	4,921	100.0%	$4,027,687	100.0%	$9,829,344	100.0%

(1)	Annualized straight-line rent amount is based on the minimum rental payments required per the leases in place as of December 31, 2014, and includes the amortization of any above-/below-markiet lease values and leasehold improvements recorded.
(2)	Includes berries and other fruits, such as strawberries, raspberries and melons, and vegetables, such as cabbage, carrots, celery, cucumbers, lettuce, mint, onions, peas, peppers, potatoes, radicchio, spinach and tomatoes.
(3)	Includes beans, corn, grass and wheat.
(4)	Includes blueberries, avocados and lemons.
(5)	Consists primarily of rental revenue from: (i) farm-related facilities, such as coolers, packinghouses, distribution centers, residential houses for tenant farmers and other minor farm-related buildings; (ii) a surface area lease with an oil company on a small parcel of one of our properties; and (iii) unused areas on certain of our farms.

The acquisition of 21 farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations of our properties with leases in place as of and for the years ended December 31, 2014 and 2013:

	As of and For the Year Ended December 31, 2014				As of and For the Year Ended December 31, 2013				Annualized Straight- line Rental Income as of December 31, 2014(1)
State	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
California	2,391	29.7%	$4,778,579	66.6%	1,454	24.2%	$3,362,020	83.5%	$6,595,752	67.1%
Florida	1,304	16.2%	759,398	10.6%	402	6.7%	454,135	11.3%	1,498,147	15.3%
Oregon	2,313	28.8%	1,080,105	15.1%	2,113	35.2%	123,138	3.0%	1,161,187	11.8%
Arizona	1,761	21.9%	299,785	4.2%	1,761	29.4%	3,715	0.1%	327,544	3.3%
Michigan	270	3.4%	252,451	3.5%	270	4.5%	84,679	2.1%	246,714	2.5%

	8,039	100.0%	$7,170,318	100.0%	6,000	100.0%	$4,027,687	100.0%	$9,829,344	100.0%

(1)	Annualized straight-line rent amount is based on the minimum rental payments required per the leases in place as of December 31, 2014, and includes the amortization of any above-/below-markiet lease values and leasehold improvements recorded.

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

Amended and Restated Advisory and Administration Agreements

Amended Advisory Agreement

Under the terms of our amended and restated advisory agreement that went into effect on February 1, 2013 (the “Amended Advisory Agreement”), we pay an annual base management fee equal to a percentage of our adjusted stockholders’ equity, which is defined as our total stockholders’ equity at the end of each quarter less the recorded value of any preferred stock we may issue and, for 2013 only, any uninvested cash proceeds from the IPO. For 2013, the base management fee was set at 1.0% of our adjusted stockholders’ equity; however, beginning January 1, 2014, we pay a base management fee equal to 2.0% of our adjusted stockholders’ equity, which no longer excludes uninvested cash proceeds from the IPO.

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

Quarterly Incentive Fee Based on FFO

Pre-Incentive Fee FFO

(expressed as a percentage of total stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

Amended Administration Agreement

Under the terms of the amended and restated administration agreement that went into effect on February 1, 2013 (the “Amended Administration Agreement”), we pay for our allocable portion of the Administrator’s expenses incurred while performing services to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president) and their respective staffs. From February 1, 2013, through June 30, 2014, our allocable portion of these expenses was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds serviced by the Administrator by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by our Adviser.

As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses is now generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements. This change in methodology resulted in an increase in the fee we paid to our Administrator of approximately 137% for the six months ended December 31, 2014, as compared to the first six months of the fiscal year. Management believes that the new methodology of allocating the Administrator’s total expenses by approximate percentages of time services were performed more accurately approximates the fees incurred for the actual services performed. While this change in methodology resulted in an increase in the fee paid to our Administrator for the six months ended December 31, 2014, we are not currently able to determine whether the change in methodology will result in an increase or decrease for the upcoming fiscal year.

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

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under ASC 360, “Property, Plant and Equipment.” Other of our acquisitions involve the acquisition of farmland that is already being operated as rental property and has a lease in place that we assume at the time of acquisition, which we will generally consider to be a business combination under ASC 805, “Business Combinations.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition, whereas in the case of a business combination, we will expense these transaction costs as incurred. When we account for an acquisition as a business combination, we may also record above-market and below-market in-place lease values based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining, non-cancelable term of the lease. When present, we will amortize the capitalized above-market lease values, included in Other assets on the accompanying Consolidated Balance Sheets, as a reduction of rental income over the remaining, non-cancelable terms of the respective leases, and we will amortize the capitalized below-market lease values, included in Other liabilities on the accompanying Consolidated Balance Sheets, as an increase to rental income over the remaining, non-cancelable terms of the respective leases. Since the majority of our transactions include either sale-leaseback transactions with newly-originated leases at market rates or the assumption of short-term leases upon acquisition, we do not expect that the above-market and below-market in-place lease values will be significant for the majority of our transactions.

We will measure the aggregate value of other intangible assets acquired based on the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Our Adviser will estimate values using methods similar to those used by independent appraisers, such as a sales comparison approach, a cost approach and either an income capitalization approach or discounted cash flow analysis. Factors to be considered by management in its analysis will include an estimate of carrying costs during hypothetical, expected lease-up periods, considering current market conditions and costs to execute similar leases. Our Adviser will also consider information obtained about each property as a result of our pre-acquisition due diligence and marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include lost reimbursement of real estate taxes, insurance and other operating expenses, as well as estimates of lost rental income at market rates during the hypothetical, expected lease-up periods, which we expect will typically range from 1 to 24 months, depending on specific local market conditions.

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

Results of Operations

Comparison of the Fiscal Year Ended December 31, 2014, to the Fiscal Year Ended December 31, 2013

	For the Years Ended December 31,
	2014	2013	$ Change	% Change
Operating revenues:
Rental revenues	$7,170,318	$4,027,687	$3,142,631	78.0%
Tenant recovery revenue	14,604	10,451	4,153	39.7%

Total operating revenues	7,184,922	4,038,138	3,146,784	77.9%

Operating expenses:
Depreciation and amortization	1,735,644	722,455	1,013,189	140.2%
Management fee	1,079,534	195,609	883,925	451.9%
Incentive fee, net of credits	—	—	—	N/A
Administration fee	442,584	194,464	248,120	127.6%
Professional fees	595,163	615,879	(20,716)	-3.4%
Acquisition-related expenses	520,352	153,725	366,627	238.5%
Property operating expense	434,514	119,463	315,051	263.7%
General and administrative	777,159	679,090	98,069	14.4%

Total operating expenses, net of credits to fees	5,584,950	2,680,685	2,904,265	108.3%

Operating income	1,599,972	1,357,453	242,519	17.9%

Other income (expense)
Interest and other income	47,520	56,234	(8,714)	-15.5%
Interest expense	(2,009,086)	(1,118,640)	(890,446)	-79.6%
Property and casualty recovery, net	262,963	—	262,963	N/A

Total other expense	(1,698,603)	(1,062,406)	(636,197)	-59.9%

Net (loss) income before income taxes	(98,631)	295,047	(393,678)	-133.4%

Income tax provision	(26,502)	(1,519,730)	1,493,228	98.3%

Net loss	$(125,133)	$(1,224,683)	$1,099,550	89.8%

N/A = Not Applicable

Operating Revenues

Rental revenues increased for the year ended December 31, 2014, as compared to the prior year, primarily as a result of the rental income attributable to 11 additional farms that we acquired since December 31, 2013. For the year ended December 31, 2014, we recorded additional rental income of approximately $1,027,000, as a result of the farms we acquired since December 31, 2013, and approximately $2,116,000 on farms held as of December 31, 2013, primarily as a result of a significant number of 2013 acquisitions occurring during the last quarter of the year, as well as our ability to renew existing leases at higher rates and earning additional revenue on capital improvements constructed on certain properties. On a same-property basis, which only includes properties owned for the entirety of both periods presented, rental income increased by approximately $284,000, or 7.6%, for the year ended December 31, 2014, due to renewals of existing leases or new leases being put in place at higher rental rates.

Tenant recovery revenue represents real estate taxes and insurance premiums paid on certain of our properties that, per the lease, are required to be reimbursed by the tenant. The increase during the year ended December 31, 2014, was due to additional premiums we paid for certain insurance policies on one of our properties in accordance with the lease. A corresponding amount was also recorded as property operating expenses during each period.

Operating Expenses

Depreciation and amortization expenses increased for the year ended December 31, 2014, as compared to the prior year, as a result of the additional farms we acquired, as mentioned above, and additional site improvements made on existing properties since December 31, 2013. For the year ended December 31, 2014, we recorded additional depreciation and amortization expense of approximately $499,000 as a result of the 11 farms we acquired since December 31, 2013, and approximately $514,000 on farms held as of December 31, 2013, primarily as a result of a significant number of 2013 acquisitions occurring during the last quarter of the year, as well as capital improvements made on certain of those properties. On a same-property portfolio basis, depreciation and amortization expense decreased by approximately $800, or 0.1%, for the year ended December 31, 2014.

The management fee paid to our Adviser increased for the year ended December 31, 2014, as compared to the prior year, primarily as a result of change in the calculation for 2014, as stipulated in the Amended Advisory Agreement. Per the agreement, for 2013, the base management fee was set at 1.0% of our adjusted stockholders’ equity, which was reduced by any uninvested cash proceeds from the IPO. For 2014, the base management fee is calculated at 2.0% of our adjusted stockholders’ equity, inclusive of any uninvested cash proceeds from the IPO.

For the month of January 2013, the management fee consisted of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the Prior Advisory Agreement. Beginning February 1, 2013, the management fee was calculated pursuant to the terms of the Amended Advisory Agreement. For the year ended December 31, 2013, our management advisory fee under the Prior Advisory Agreement, which was terminated on January 31, 2013, was $46,206, while the base management fee under the Amended Advisory Agreement, which became effective on February 1, 2013, was $149,403 for the year ended December 31, 2013. The calculation of the management fees is described in further detail above, under “Our Adviser and Administrator.”

The administration fee paid to our Administrator increased for the year ended December 31, 2014, as compared to the prior year, primarily due to an increase in the amount of time spent by employees of our Administrator on matters related to us, as well as an increase in the ratio of our total assets in relation to the total assets of other affiliated funds managed by our Adviser. Beginning July 1, 2014, the allocation of the administration fee was revised such that the fee is now based upon the percentage of time employees of the Administrator spend on our matters in relation to other companies serviced by our Administrator, versus the old methodology whereby the fee was allocated based upon our total assets in relation to other companies managed by our Adviser.

For the month of January 2013, the administration fee consisted of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Administrator in accordance with the terms of the Prior Administration Agreement. Beginning February 1, 2013, the administration fee was calculated pursuant to the terms of the Amended Administration Agreement. For the year ended December 31, 2013, our administration fee under the Prior Administration Agreement, which was terminated on January 31, 2013, was $18,532, while the administration fee under the Amended Administration Agreement, which became effective on February 1, 2013, was $175,932 for the year ended December 31, 2013. The administration fee is described in further detail above, under “Our Adviser and Administrator.”

Professional fees, consisting primarily of legal and accounting fees, decreased for the year ended December 31, 2014, as compared to the prior year, primarily as a result of additional fees incurred during the year ended December 31, 2013, for tax research and other preparatory work related to our REIT conversion.

Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses increased for the year ended December 31, 2014, as compared to the prior year, primarily as a result of acquiring more properties during the year ended December 31, 2014, as compared to the prior year, and how such acquisitions were classified for accounting purposes. In connection with the 11 farms acquired during the year ended December 31, 2014, we incurred $601,559 of aggregate acquisition-related costs. Of this amount, during the year ended December 31, 2014, $447,596 was expensed as incurred, while $153,963 was capitalized and allocated among the assets acquired during the period. In connection with the nine farms acquired during the year ended December 31, 2013, we incurred $520,417 of aggregate acquisition-related costs. Of this amount, during the year ended December 31, 2013, $42,936 was expensed as incurred, while $477,481 was capitalized and allocated among the assets acquired during the period. In general, we incurred more acquisition-related expenses during 2014 than we incurred during 2013 due to a larger pipeline of investments, in part because we curtailed our acquisition activity leading up to our IPO in January 2013 to focus on completing the IPO process, stalling our investment activity in the months following the IPO.

Property operating expenses consist primarily of real estate taxes, franchise taxes, insurance expense and other overhead expenses paid for certain of our properties. Property operating expenses increased for the year ended December 31, 2014, as compared to the prior year, primarily due to additional property taxes incurred related to certain properties acquired during the last 12 months, as well as repairs and maintenance performed on certain of our properties. For the year ended December 31, 2014, the amount of property taxes we expensed was approximately $181,000 more than that of the prior year. Further, as a result of the fire that damaged a portion of the cooler on West Gonzales, approximately $90,000 of the total cost of the repairs was expensed as repairs and maintenance. In addition, during the year ended December 31, 2014, we also incurred additional expenses related to maintenance performed on wells on one of our properties.

General and administrative expenses increased for the year ended December 31, 2014, as compared to the prior year, primarily as a result of increases in stockholder-related expenses related to our first annual shareholders meeting and overhead insurance premiums due to our status as a public company for the full period during the year ended December 31, 2014.

Other Income (Expense)

Interest and other income decreased for the year ended December 31, 2014, as compared to the prior year, primarily due to the interest earned on the net proceeds from our IPO during 2013, a portion of which was invested in short-term U.S. Treasuries during the year ended December 31, 2013. These U.S. Treasuries matured on June 27, 2013. Other income during the year ended December 31, 2014, related primarily to federal and state income tax refunds from prior years that were received during the year.

Interest expense increased for the year ended December 31, 2014, as compared to the prior year, primarily due to increased overall borrowings. The weighted-average balance of our aggregate borrowings for the year ended December 31, 2014, was $53.9 million, as compared to $30.1 million for the prior year. The overall effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs and before any interest repatriation, was 3.6% for both years ended December 31, 2014 and 2013.

The property and casualty recovery we incurred during the year ended December 31, 2014, related to two separate fires in April 2014 that partially damaged structures on two separate properties. We estimated the aggregate carrying value of the portions of the structures damaged by the fires to be approximately $233,000, and we recognized the write-down in the carrying value of the assets as a property and casualty loss. However, during the year ended December 31, 2014, aggregate insurance reimbursement proceeds of approximately $496,000 were received by us and recorded as an offset to the previously-recorded property and casualty loss, resulting in a net property and casualty recovery. We expect to recover at least an additional $36,000 from the insurer, which amount will be recorded as an additional property and casualty recovery upon receipt.

Income Tax Provision

Net (loss) income before income taxes decreased for the year ended December 31, 2014, as compared to the prior year, as a result of the reasons discussed above. In addition, both our income tax provision and our effective tax rate decreased for the year ended December 31, 2014, when compared to the prior year. During the year ended December 31, 2014, we filed our 2013 federal income tax return, on which we elected to be taxed as a REIT for federal income tax purposes beginning with our tax year ended December 31, 2013. As such, the impact of this conversion has been reflected in the accompanying Consolidated Financial Statements beginning with the year ended December 31, 2013. This impact included recognizing $2.1 million of income taxes that became due upon our REIT conversion. Partially offsetting this amount was the reversal of $743,676 of deferred tax liabilities and the recognition of this amount against the income tax provision as a benefit of REIT conversion. While we were able to reverse the portion of our income tax provision that related to federal income taxes, as well as certain state taxes, certain other state tax amounts due to California continued to be owed through 2014. We made the last of these state tax payments to California during the three months ended December 31, 2014. As long as we maintain our qualification as a REIT, we do not expect to incur any federal or state income taxes beyond 2014. For additional information, see Note 2, “Summary of Significant Accounting Policies — Income Taxes.”

Comparison of the Fiscal Year Ended December 31, 2013, to the Fiscal Year Ended December 31, 2012

	For the Years Ended December 31,
	2013	2012	$ Change	% Change
Operating revenues:
Rental revenues	$4,027,687	$3,390,594	$637,093	18.8%
Tenant recovery revenue	10,451	—	10,451	N/A

Total operating revenues	4,038,138	3,390,594	647,544	19.1%

Operating expenses:
Depreciation and amortization	722,455	474,480	247,975	52.3%
Management fee	195,609	267,280	(71,671)	-26.8%
Incentive fee, net of credits	—	—	—	N/A
Administration fee	194,464	180,398	14,066	7.8%
Professional fees	615,879	245,414	370,465	151.0%
Acquisition-related expenses	153,725	153,494	231	0.2%
Property operating expense	119,463	117,569	1,894	1.6%
General and administrative	679,090	50,344	628,746	1248.9%

Total operating expenses,net of credits to fees	2,680,685	1,488,979	1,191,706	80.0%

Operating income	1,357,453	1,901,615	(544,162)	-28.6%

Other income (expense)
Interest and other income	56,234	6,063	50,171	827.5%
Interest expense	(1,118,640)	(1,006,986)	(111,654)	-11.1%

Total other expense	(1,062,406)	(1,000,923)	(61,483)	-6.1%

Net income before income taxes	295,047	900,692	(605,645)	-67.2%

Income tax provision	(1,519,730)	(300,319)	(1,219,411)	-406.0%

Net (loss) income	$(1,224,683)	$600,373	$(1,825,056)	-304.0%

Operating Revenues

Rental revenues increased for the year ended December 31, 2013, as compared to the prior-year period, primarily as a result of the rental income attributable to 13 additional farms acquired since August 2012. For the year ended December 31, 2013, we recorded approximately $305,000 of additional rental income as a result of the nine farms acquired during 2013, and $332,000 of additional rental income was recorded relating to farms held as of December 31, 2012, either as a result of renewing the leases at higher rates or from holding the properties for a full 12 months during the year ended December 31, 2013.

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

For the year ended December 31, 2012, and for the month of January 2013, the management fee consisted of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the Prior Advisory Agreement. For the period from February 1, 2013, through December 31, 2013, the management fee was calculated pursuant to the terms of the Amended Advisory Agreement. For the year ended December 31, 2013, our management advisory fee under the Prior Advisory Agreement, which was terminated on January 31, 2013, was $46,206, while the base management fee under the Amended Advisory Agreement, which became effective on February 1, 2013, was $149,403. The calculation of the management fees is described in further detail above, under “—Our Adviser and Administrator.”

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

For the year ended December 31, 2012, and for the month of January 2013, the administration fee consisted of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Administrator in accordance with the terms of the Prior Administration Agreement. For the period from February 1, 2013, through December 31, 2013, the administration fee was calculated pursuant to the terms of the Amended Administration Agreement. For the year ended December 31, 2013, our administration fee under the Prior Administration Agreement, which was terminated on January 31, 2013, was $18,532, while the administration fee under the Amended Administration Agreement, which became effective on February 1, 2013, was $175,932. The administration fee is described in further detail above, under “—Our Adviser and Administrator.”

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

Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. While acquisition-related expenses remained flat for the year ended December 31, 2013, as compared to the prior-year period, the 2013 expense does not include approximately $468,000 of acquisition-related expenses that were capitalized during 2013 as part of the purchase price of certain properties that were accounted for as asset acquisitions, as opposed to business combinations.

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

Income Tax Provision

While net income before income taxes decreased for the year ended December 31, 2013, as compared to the prior-year period, due to the reasons discussed above, both our income tax provision and our effective tax rate increased for the year ended December 31, 2013, when compared to the prior-year period. As of December 31, 2013, we believe we have completed all significant actions necessary to qualify as and convert to a REIT; therefore, the impact of this conversion has been reflected in the accompanying Consolidated Financial Statements as of and for the year ended December 31, 2013. This impact included recognizing $2.1 million of income taxes on a deferred intercompany gain related to land transfers in prior years that will be triggered and become due upon our REIT conversion. Partially offsetting this amount was the reversal of the $743,676 Deferred tax liability reflected on the Consolidated Balance Sheet as of December 31, 2012, and the recognition of this amount against the income tax provision as a benefit of REIT conversion. In addition, while we were able to reverse the portion of our income tax provision that related to federal income taxes, as well as certain state taxes, certain other state tax amounts are still owed, primarily to California as a result of the deferred intercompany gain mentioned above. For additional information, see Note 2, “Summary of Significant Accounting Policies — Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview and Future Capital Needs

Since our IPO in January 2013, we have invested $123.5 million into 21 new farms, and an additional $3.9 million has been expended or accrued for capital improvements on existing properties. All of the proceeds received in connection with our IPO and our Follow-on Offering have been expended, with the majority being invested into new property acquisitions. A significant portion of the proceeds from the IPO and Follow-on Offering was also used to pay distributions to our stockholders, to repay existing indebtedness, for improvements on existing properties and for other general corporate purposes. Our current available liquidity is approximately $10.3 million, consisting of $3.0 million in cash and, based on the current level of collateral pledged, $7.3 million of availability under the New MetLife Credit Facility, subject to compliance with covenants. We also currently have properties appraised at an aggregate value of approximately $5.8 million that have yet to be pledged under any facility.

We intend to use our available liquidity to purchase additional farms and farm-related properties, as well as for other general corporate purposes. Currently, our maximum buying power, assuming all properties were pledged to a borrowing facility, is approximately $29.5 million. We are actively seeking and evaluating acquisitions of additional farm properties that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We have many properties that are in various stages of our due diligence process; however, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

Our short- and long-term liquidity requirements consist primarily of funding farmland acquisitions and other investments consistent with our investment strategy, as well as making principal and interest payments on outstanding borrowings. Further short-term liquidity needs include making distributions to maintain our qualification as a REIT and funding our operations. Our current sources of funds are primarily operating cash flows and borrowings, including the undrawn commitments available under the New MetLife Credit Facility and the Farmer Mac Facility. We believe that these cash resources will be sufficient to fund our distributions to stockholders, service our debt and fund our current operating costs in the near term. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including OP Units through our Operating Partnership as consideration for future acquisitions), long-term mortgage indebtedness and other secured and unsecured borrowings.

As of December 31, 2014, our total-debt-to-total-capitalization ratio, at book value, was 59.0%, which is up from 47.1% as of December 31, 2013. We are currently exploring other options available to provide us with additional capital, including negotiations with several other lenders. In addition, we currently have the ability to raise up to $285.0 million of additional equity capital through the sale and issuance of securities that are registered under our universal registration statement on Form S-3 (File No. 333-194539) in one or more future offerings. However, because the current market value of our common stock held by non-affiliates is less than $75.0 million, we are currently limited in the amount of securities we may sell on Form S-3 to an aggregate market value of securities of no more than one-third of the aggregate market value of common stock held by non-affiliates of ours in any 12-month period. With the aforementioned calculation, our current availability under our Form S-3 is approximately $3.3 million, but is subject to change based on the market value of our common stock and the percentage of common stock held by affiliates of ours. In addition, we filed a registration statement on Form S-11 (File No. 333-199896) with the SEC on November 5, 2014, which the SEC has not yet declared effective. Once effective, this registration statement will permit us to issue up to $35.0 million of common stock. Regardless of the status of these aforementioned registration statements, there is no guaranty that we will be able to obtain additional capital financing on terms favorable to us, if at all.

The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31, 2014 and 2013:

	2014	2013	Change ($)	Change (%)
Net cash provided by (used in) operating activities	$3,543,622	$(460,353)	$4,003,975	869.8%
Net cash used in investing activities	(71,334,240)	(38,728,605)	(32,605,635)	-84.2%
Net cash provided by financing activities	54,138,678	54,586,766	(448,088)	-0.8%

Change in Cash and Cash Equivalents	$(13,651,940)	$15,397,808	$(29,049,748)	-188.7%

Operating Activities

The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is utilized to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator and other corporate-level expenses. The increase in cash provided by operating activities during the year ended December 31, 2014, as compared to the prior year, was primarily a result of a $2.1 million tax prepayment that was paid to the Internal Revenue Service in the form of a cash bond during 2013 in anticipation of taxes that became due upon our election to be taxed as a REIT. In addition, the amount of prepaid rents we received during the year ended December 31, 2014, increased by approximately $1.5 million when compared to the prior year, primarily as a result of our 2014 property acquisitions.

Investing Activities

The increase in cash used in investing activities during the year ended December 31, 2014, as compared to the prior year, was primarily due to the acquisition of additional farms and capital improvements made on existing farms during the year ended December 31, 2014, which exceeded that of the prior year by approximately $32.6 million.

Financing Activities

The decrease in cash provided by financing activities during the year ended December 31, 2014, as compared to the prior year, was primarily due to the net proceeds we received in the prior year from our IPO in January 2013, largely offset by an increase in our net borrowings during the year ended December 31, 2014, and the net proceeds we received in connection with our Follow-on Offering in September and October of 2014.

Borrowings

New MetLife Credit Facility

On May 9, 2014, we closed on a new facility with MetLife that consists of a $100.0 million long-term note payable that is scheduled to mature on January 5, 2029, and a $25.0 million revolving equity line of credit that is scheduled to mature on April 5, 2024. Initial advances under the New MetLife Note Payable bear interest at a fixed rate of 3.50% per annum, plus an unused line fee of 0.20% on undrawn amounts, and interest rates for subsequent disbursements are based on prevailing market rates at the time of such disbursements. The interest rates on the initial advance and any subsequent disbursements will be subject to adjustment every three years. Currently, there is approximately $66.3 million outstanding under the New MetLife Note Payable that bears interest at a blended rate of 3.61% per annum. Advances under the New MetLife Line of Credit initially bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.50%, with a minimum annualized rate of 2.75%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the New MetLife Line of Credit will be subject to adjustment in April 2017. Currently, there is $12.0 million outstanding under the New MetLife Line of Credit that bears interest at a rate of 2.76% per annum. While $46.7 million of the full commitment amount remains undrawn, based on the current level of collateral pledged, we currently have approximately $7.3 million of availability under the New MetLife Credit Facility.

Farm Credit Notes Payable

On September 19, 2014, we closed on two loans from Farm Credit of Central Florida, FLCA (“Farm Credit”), in the aggregate amount of approximately $4.2 million. In addition, on September 29, 2014, we obtained an additional loan for approximately $8.3 million. The Farm Credit Notes Payable are scheduled to mature on August 1, 2034, and will bear interest (before interest repatriation) at a blended fixed rate of 3.53% per annum through July 31, 2017; thereafter, the interest rate will be equal to the one-month LIBOR, plus 2.875%. Currently, there is approximately $12.3 million outstanding on the Farm Credit Notes Payable that bears interest (before interest repatriation) at a blended rate of 3.53%.

Farmer Mac Facility

On December 5, 2014, we entered into an agreement with Farmer Mac that provides for bond issuances up to an aggregate amount of $75.0 million. The interest rate for each bond issuance is based on prevailing market rates at the time of such issuances. On December 11, 2014, we completed an initial issuance under the Farmer Mac Facility, for which we received proceeds of approximately $3.7 million. On January 5, 2015, we issued an additional bond under the Farmer Mac Facility, for which we received proceeds of approximately $10.2 million. These issuances are scheduled to mature on December 11, 2019, and January 5, 2020, respectively. Each of these issuances, which are both non-amortizing over their respective five-year terms, will bear interest at a fixed rate of 3.25% per annum throughout their terms. Currently, there is approximately $13.9 million outstanding under the Farmer Mac Facility that bears interest at 3.25%. While $61.1 million of the full commitment balance remains undrawn, based on the current level of collateral pledged, we currently have no availability under the Farmer Mac Facility.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table presents a summary of our material contractual obligations as of December 31, 2014:

		Payments Due During the Fiscal Years Ending December 31,
Contractual Obligations	Total	2015	2016 – 2017	2018 – 2019	2020+
Debt obligations(1)	$86,417,361	$625,680	$5,813,343	$9,174,593	$70,803,745
Interest on debt obligations(2)	34,426,318	2,889,364	6,062,831	5,557,176	19,916,947
Operating obligations(3)	2,941,187	2,941,187	—	—	—

Total	$123,784,866	$6,456,231	$11,876,174	$14,731,769	$90,720,692

(1)	Debt obligations represent all borrowings outstanding as of December 31, 2014. Maturity dates of these borrowings range from December 2019 to August 2034.
(2)	Interest on debt obligations includes estimated interest on our borrowings under our New MetLife Line of Credit. The balance and interest rate on our New MetLife Line of Credit are variable, thus the amount of interest calculated for purposes of this table was based upon the balance and interest rate as of December 31, 2014.
(3)	Operating obligations represent commitments outstanding as of December 31, 2014, including $2,484,228 related to capital improvements on certain of our properties and $456,959 of property taxes that will be owed by us on certain of our properties due to the structure of the respective leases on those properties. Estimates for property taxes owed by us beyond 2015 are not readily determinable; however, due to changes in the lease structures on certain of our properties, on a same-property basis, we expect the amount of property taxes to be owed by us in 2016 to be approximately $100,000 less than that of 2015.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

NET ASSET VALUE

The following table provides certain summary information about our 32 farm properties held as of December 31, 2014.

Property Name	Location	Date Acquired	No. of Farms	Total Acres	Farmable Acres	Net Cost Basis(1)	Prior Fair Value(2)	Current Fair Value
San Andreas	Watsonville, CA	6/16/1997	1	307	238	$4,826,248	$10,700,000	$11,344,000	(4)
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	12,406,298	49,900,000	49,900,000	(5)
West Beach	Watsonville, CA	1/3/2011	3	196	195	8,979,337	9,150,000	9,980,000	(4)
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	2,700,026	2,959,000	2,959,000	(4)
Keysville Road	Plant City, FL	10/26/2011	2	59	50	1,232,260	1,498,000	1,498,000	(4)
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	3,925,704	4,300,000	4,300,000	(5)
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	4,106,218	4,806,500	4,806,500	(5)
38th Avenue	Covert, MI	4/5/2013	1	119	89	1,449,670	1,411,000	1,411,000	(4)
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	3,521,564	3,135,000	3,135,000	(4)
Natividad Road	Salinas, CA	10/21/2013	1	166	166	7,398,003	7,607,000	7,607,000	(4)
20th Avenue	South Haven, MI	11/5/2013	3	151	94	1,884,981	1,985,000	2,080,000	(4)
Broadway Road	Moorpark, CA	12/16/2013	1	60	60	2,935,348	3,000,000	3,403,000	(4)
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	13,993,009	13,855,000	14,301,000	(4)
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	7,760,059	7,900,000	7,900,000	(5)
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	2,532,950	2,591,333	2,591,333	(3)
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	5,882,738	5,900,000	5,900,000	(3)
McIntosh Road	Dover, FL	6/20/2014	2	94	78	2,553,874	2,666,000	2,666,000	(3)
Naumann Road	Oxnard, CA	7/23/2014	1	68	64	6,859,860	6,888,500	6,888,500	(3)
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	5,939,523	5,800,000	5,800,000	(3)
Wauchula Road	Duette, FL	9/29/2014	1	808	590	13,772,371	13,765,000	13,765,000	(3)
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	24,497,797	—	24,592,000	(3)
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	6,099,925	—	6,125,600	(3)

			32	8,039	6,637	$145,257,763	$159,817,333	$192,952,933

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for depreciation and amortization accumulated through December 31, 2014.
(2)	As reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(3)	Valued at the purchase price paid.
(4)	Represents values as determined by our internal valuation process, as described below.
(5)	Represents values as determined by third-party appraisals performed between January 2014 and October 2014.

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

Determination of Fair Value

We have adopted a valuation policy (the “Valuation Policy”) approved by our Board of Directors, which reviews and approves valuation recommendations that are provided by professionals of the Adviser and Administrator, with oversight and direction from the Valuation Officer, who is also employed by the Administrator (collectively, the “Valuation Team”). In determining the fair value of our properties, the Valuation Team, led by the Valuation Officer, uses the Valuation Policy, which has been approved by our Board of Directors, and each quarter, our Board of Directors reviews the Valuation Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Valuation Policy consistently.

For properties acquired within 12 months prior to the date of valuation, the purchase price of the property generally is used as the current fair value. For real estate we acquired more than one year prior to the date of valuation, we have determined the fair value either by relying on estimates provided by independent, third-party appraisers or through an internal valuation process. We intend to have each property valued by an independent, third-party appraiser at least once every three years, with interim values generally being determined by our internal valuation process.

Various methodologies were used, both by the appraisers and in our internal valuations, to determine the fair value of our real estate on an “As Is” basis, including the sales comparison, income capitalization (or a discounted cash flow analysis) and cost approaches of valuation. In performing their analyses, the appraisers (i) performed site visits to the properties, (ii) discussed each property with our Adviser and reviewed property-level information, including, but not limited to, property operating data, prior appraisals (as available), existing lease agreements, farm acreage, location, access to water and water rights, potential for future development and other property-level information, and (iii) reviewed information from a variety of sources about regional market conditions applicable to each of our properties, including, but not limited to, recent sale prices of comparable farmland, market rents for similar farmland, estimated marketing and exposure time, market capitalization rates and the current economic environment, among others. In performing our internal valuations, we will consider the most recent appraisal available and use similar methodologies in determining an updated fair value. We will also obtain updated market data related to the property, such as updated sales and market rent comparisons and market capitalization rates, and perform an updated assessment of the tenants’ credit risk profiles, among others. Sources of this data may come from market inputs from recent acquisitions of our own portfolio of real estate, recent appraisals of properties we own that are similar in nature and in the same region (as applicable) as the property being valued, market conditions and trends we observe in our due diligence process and conversations with appraisers, brokers and farmers.

A breakdown of the methodologies used to value our properties and the aggregate value as of December 31, 2014, determined by each method is shown in the table below:

Valuation Method	Value		% of Total Value
Purchase Price	$68,328,433		35.4%
Third-party Appraisal	66,906,500		34.7%
Internal Valuation	57,718,000	(1)	29.9%

Total	$192,952,933		100.0%

(1)	95.1% of this valuation, or approximately $54.9 million, is supported by values as determined by third-party appraisals performed between January 2013 and January 2014. The difference of $2.8 million represents the net appreciation of those properties since the time of the respective appraisals, as determined according to our internal valuation process.

Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of December 31, 2014, include land values per farmable acre, market rental rates per farmable acre and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location and other factors deemed appropriate. A summary of these significant assumptions is provided in the following tables:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$4,500 - $85,000	$67,767	$8,896 - $56,528	$35,035
Market Rent (per farmable acre)	$193 - $3,894	$3,117	$443 - $2,573	$1,663
Market Capitalization Rate	3.12% - 5.00%	4.30%	4.43% - 6.50%	4.80%

The tables above apply only to the farmland portion of our portfolio and exclude assumptions made relating to farm-related property, such as cooling facilities and box barns, and other structures on our properties, including residential housing and horticulture, as their aggregate value was deemed to be immaterial in relation to that of the farmland.

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

Management believes that the purchase prices of the farms acquired during the previous 12 months, the most recent appraisals available for the farms acquired prior to the previous 12 months that were not valued internally, which appraisals were performed between the periods of January 2014 and October 2014, and the farms that were valued internally during the year ended December 31, 2014, fairly represent the current market values of the properties as of December 31, 2014, and, accordingly, did not make any adjustment to these values. Further, no adjustment was made to the fair values of the two properties that had fires partially damage a structure on each of the properties, as the revenue streams associated with each of the properties remain uninterrupted, and management believes the values of the properties to be fully recoverable. In addition, the claims process is still ongoing with the insurance companies, and full recovery of the assets is expected.

Further, using a discounted cash flow analysis, management determined that the fair value of all encumbrances on our properties as of December 31, 2014, was $86.0 million, as compared to a carrying value of $86.4 million.

A rollforward of the change in our portfolio value for the three months ended December 31, 2014, from the prior value basis as of September 30, 2014, is provided in the table below:

Total portfolio fair value as of September 30, 2014		$159,817,333
Plus Acquisitions:
Santa Clara Avenue	$24,592,000
Dufau Road	6,125,600

Total acquisitions for the three months ended December 31, 2014		30,717,600
Plus Value Appreciation:
San Andreas	$644,000
West Beach	830,000
20th Avenue	95,000
Broadway Road	403,000
Oregon Trail	446,000

Total appreciation for the three months ended December 31, 2014		2,418,000

Total portfolio fair value as of December 31, 2014		$192,952,933

Calculation of Net Asset Value

To provide our stockholders with an estimate of the fair value of our real estate assets, we intend to estimate the fair value of our farm properties, expressed in terms of net asset value (“NAV”) per share, and provide that to our stockholders on a quarterly basis. NAV is a non-GAAP, supplemental measure of financial position of an equity REIT. NAV is calculated as total stockholders’ equity, adjusted for the increase or decrease in fair value of our real estate assets and encumbrances relative to their respective costs bases (“Estimated Net Worth”). Estimated Net Worth is then divided by our total common shares outstanding to calculate the NAV per share.

As of December 31, 2014, we estimate the NAV per share to be $13.94, as detailed below:

Total assets	$151,702,624
Less: net cost basis of tangible and intangible real estate assets	(145,257,763)
Plus: estimated fair value of property portfolio(1)	192,952,933

Estimated fair value of total assets		$199,397,794
Total liabilities	91,733,296
Less: book value of aggregate borrowings	(86,417,361)
Plus: fair value of aggregate borrowings(2)	85,961,031

Estimated fair value of total liabilities		91,276,966

Estimated Net Worth		$108,120,828

Shares outstanding		7,753,717

Estimated NAV per share		$13.94

(1)	Per current value basis presented in the table above.
(2)	Valued using a discounted cash flow model.

A rollforward in the estimated NAV per share for the three months ended December 31, 2014, is provided below:

Estimated NAV per share as of September 30, 2014		$13.77
Plus net loss		(0.02)
Plus Change in Valuations:
Net change in unrealized appreciation of farmland portfolio(1)	$0.24
Net change in unrealized fair value of borrowings	0.04

Net change in valuations		0.28
Less Distributions		(0.09)
Less Dilutive effect of offering		—

Estimated NAV per share as of December 31, 2014		$13.94

(1)	The net change in unrealized appreciation of farmland portfolio consists of three components: (i) an increase of $0.31 due to the appreciation in value of nine farms that were valued internally during the three months ended December 31, 2014, (ii) an increase of $0.09 due to the aggregate depreciation and amortization expense recorded during the three months ended December 31, 2014, and (iii) a decrease of $0.16 due to capital improvements made on certain properties that have not yet been included as a corresponding increase to the respective properties’ fair values.

Comparison of NAV, using the above definition, to similarly-titled measures for other REITs, may not necessarily be meaningful, due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, please note that the trading price of our common shares may differ from our most recent estimated NAV per share calculation. For example, while we estimated the NAV per share as of December 31, 2014, to be $13.94 per the calculation above, the closing price of our common stock on December 31, 2014, was $10.70, and it has subsequently traded between $9.95 and $11.17 per share.

While management believes the values presented reflect current market conditions, the ultimate amount realized on any asset will be based on the timing of such dispositions and the then-current market conditions. There can be no assurance that the ultimate realized value upon disposition of an asset will approximate the fair value above.

We intend to report any adjustments to the NAV, as well as to the values of our properties, in this section on a quarterly basis, but in no case less than annually. However, the determination of NAV is subjective and involves a number of assumptions, judgments and estimates, and minor inaccuracies in our assumptions may have a material impact on our overall portfolio valuation. In addition, many of the assumptions used are sensitive to market conditions and can change frequently. Changes in the market environment and other events that may occur during our ownership of these properties may cause the values reported above to vary from the actual fair value that may be obtained in the open market.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. The primary market risk that we believe we are and will be exposed to is interest rate risk. While none of our existing leases contain escalations based on market interest rates, certain of our existing borrowings are subject to variable interest rates. Further, the interest rates on certain of our fixed-rate borrowings are either fixed for a finite period before converting to variable rate or are subject to adjustment every three years. Although we seek to mitigate this risk by structuring certain provisions into many of our leases, such as escalation clauses or adjusting the rent to prevailing market rents at two- to three-year intervals, these features do not eliminate this risk. To date, we have not entered into any derivative contracts to attempt to manage our exposure to interest rate fluctuations.

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2014, we have performed the following analysis, which summarizes the approximate impact that a 1%, 2% and 3% increase in the three-month LIBOR would have on our earnings for the year ended December 31, 2014. For purposes of this analysis, we used the actual balances outstanding on our borrowings during the year and assumed that no further actions were taken to adjust our leases than what actually occurred during the year ended December 31, 2014, to alter our existing interest rate sensitivity.

Interest Rate Changes(1)	Increase to Interest Expense	Net Increase to Net Loss
1% Increase to three-month LIBOR	$45,994	$(45,994)
2% Increase to three-month LIBOR	91,989	(91,989)
3% Increase to three-month LIBOR	137,983	(137,983)

(1)	For the year ended December 31, 2014, our effective LIBOR was never greater than 0.25%; therefore, a 1%, 2% or 3% decrease could not occur.

As of December 31, 2014, the fair value of our fixed-rate borrowings outstanding, which includes our mortgage notes and bonds payable, was approximately $82.0 million. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. If market interest rates had been one percentage point higher or lower than those rates in place as of December 31, 2014, the fair value of our fixed-rate borrowings would have decreased or increased, respectively, by approximately $1.9 million.

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

In addition to changes in interest rates, the fair value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of our tenants. Materially adverse changes in the fair value of our real estate may affect our ability to refinance our debt, if necessary.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

February 24, 2015

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Land Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Gladstone Land Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, VA

February 24, 2015

GLADSTONE LAND CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
ASSETS
Real estate, at cost	$148,371,478	$78,478,053
Less: accumulated depreciation	(4,431,290)	(3,166,870)

Total real estate, net	143,940,188	75,311,183
Lease intangibles, net	1,317,575	311,064
Cash and cash equivalents	2,619,342	16,271,282
Restricted cash	132,741	41
Short-term investments	681,124	680,443
Deferred financing costs, net	1,039,714	309,933
Deferred offering costs	248,731	—
Other assets	1,723,209	789,518

TOTAL ASSETS	$151,702,624	$93,673,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes and bonds payable	$82,417,361	$43,054,165
Borrowings under line of credit	4,000,000	100,000
Accounts payable and accrued expenses	1,925,251	1,097,270
Due to related parties(1)	471,101	160,719
Other liabilities	2,919,583	749,318

TOTAL LIABILITIES	91,733,296	45,161,472

Commitments and contingencies(2)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized; 7,753,717 and 6,530,264 shares issued and outstanding as of December 31, 2014, and December 31, 2013, respectively	7,754	6,530
Additional paid in capital	65,366,309	51,326,262
Distributions in excess of earnings	(5,404,735)	(2,820,800)

TOTAL STOCKHOLDERS’ EQUITY	59,969,328	48,511,992

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,702,624	$93,673,464

(1) Refer to Note 4, “Related-Party Transactions,” for additional information

(2) Refer to Note 7, “Commitments and Contingencies,” for additional information

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	2012
OPERATING REVENUES:
Rental revenue	$7,170,318	$4,027,687	$3,390,594
Tenant recovery revenue	14,604	10,451	—

Total operating revenues	7,184,922	4,038,138	3,390,594

OPERATING EXPENSES:
Depreciation and amortization	1,735,644	722,455	474,480
Management fee(1)	1,079,534	195,609	267,280
Incentive fee(1)	—	41,037	—
Administration fee(1)	442,584	194,464	180,398
Professional fees	595,163	615,879	245,414
Acquisition-related expenses	520,352	153,725	153,494
Property operating expenses	434,514	119,463	117,569
General and administrative expenses	777,159	679,090	50,344

Operating expenses before credits from Adviser	5,584,950	2,721,722	1,488,979
Credits to fees from Adviser(1)	—	(41,037)	—

Total operating expenses, net of credits to fees	5,584,950	2,680,685	1,488,979

OPERATING INCOME	1,599,972	1,357,453	1,901,615

OTHER INCOME (EXPENSE):
Interest income	12,031	56,234	1,830
Other income	35,489	—	4,233
Interest expense	(2,009,086)	(1,118,640)	(1,006,986)
Property and casualty recovery, net	262,963	—	—

Total other expense	(1,698,603)	(1,062,406)	(1,000,923)

Net (loss) income before income taxes	(98,631)	295,047	900,692

Income tax provision	(26,502)	(1,519,730)	(300,319)

NET (LOSS) INCOME	$(125,133)	$(1,224,683)	$600,373

(LOSS) EARNINGS PER COMMON SHARE:
Basic and diluted	$(0.02)	$(0.20)	$0.22

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING — basic and diluted	6,852,917	6,214,557	2,750,000

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Retained Earnings (Distributions	Total
	Number of Shares	Par Value	Paid-in Capital	in Excess of Earnings)	Stockholders’ Equity
Balance at December 31, 2011	2,750,000	$2,750	$—	$7,533,603	$7,536,353

Net income	—	—	—	600,373	600,373

Balance at December 31, 2012	2,750,000	$2,750	$—	$8,133,976	$8,136,726

Net loss	—	—	—	(1,224,683)	(1,224,683)
Proceeds from issuance of common stock, net	3,780,264	3,780	51,326,262	—	51,330,042
Distributions	—	—	—	(9,730,093)	(9,730,093)

Balance at December 31, 2013	6,530,264	$6,530	$51,326,262	$(2,820,800)	$48,511,992

Net loss	—	—	—	(125,133)	(125,133)
Proceeds from issuance of common stock, net	1,223,453	1,224	14,040,047	—	14,041,271
Distributions	—	—	—	(2,458,802)	(2,458,802)

Balance at December 31, 2014	7,753,717	$7,754	$65,366,309	$(5,404,735)	$59,969,328

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(125,133)	$(1,224,683)	$600,373
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,735,644	722,455	474,480
Amortization of deferred financing costs	53,286	30,024	59,472
Amortization of deferred rent assets and liabilities, net	(194,267)	(68,617)	(45,852)
Property and casualty recovery, net	(262,963)	—	—
Insurance proceeds received utilized for repairs to real estate assets	89,688	—	—
Deferred income taxes	—	(743,676)	568,675
Changes in operating assets and liabilities:
Other assets	(684,782)	25,205	(609,131)
Accounts payable, accrued expenses, and due to related parties	1,180,185	250,139	235,090
Other liabilities	1,751,964	548,800	(145,330)

Net cash provided by (used in) operating activities	3,543,622	(460,353)	1,137,777
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate	(68,626,968)	(37,871,978)	(7,499,644)
Capital expenditures on existing real estate	(2,619,084)	(811,605)	—
Increase in restricted cash	(132,700)	(41)	—
Purchase of certificate of deposit	—	—	(679,717)
Purchase of U.S. Treasuries	—	(19,994,981)	—
Maturity of U.S. Treasuries	—	20,000,000	—
Deposits on future acquisitions	(350,000)	(200,000)	(150,000)
Deposits refunded	50,000	150,000	200,000
Insurance proceeds received capitalized as real estate asset additions	344,512	—	—

Net cash used in investing activities	(71,334,240)	(38,728,605)	(8,129,361)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity	15,024,003	56,703,960	—
Offering costs	(950,965)	(4,687,579)	(686,339)
Borrowings from mortgage notes payable	41,188,600	13,565,000	8,707,000
Repayments on mortgage note payable	(1,825,404)	(1,228,715)	(917,120)
Borrowings from line of credit	25,500,000	1,600,000	3,100,000
Repayments on line of credit	(21,600,000)	(1,600,000)	(4,205,000)
Financing fees	(738,754)	(35,807)	(137,337)
Distributions paid	(2,458,802)	(9,730,093)	—

Net cash provided by financing activities	54,138,678	54,586,766	5,861,204

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,651,940)	15,397,808	(1,130,380)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,271,282	873,474	2,003,854

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,619,342	$16,271,282	$873,474

Cash paid during the year for interest	$1,431,214	$1,055,333	$854,876

Cash paid during the year for income taxes(1)	27,000	2,274,727	464,772

NON-CASH INVESTING AND FINANCING INFORMATION:
Non-cash additions to real estate(2)	$667,019	$309,174	$—

Offering costs included in accounts payable and accrued expenses(3)	141,967	—	319,756

Financing fees included in accounts payable and accrued expenses	44,313	—	—

Insurance proceeds included in Other assets(4)	61,500	—	—

(1)	Cash paid during 2013 for income taxes includes a $2.1 million tax prepayment made related to a deferred intercompany gain on prior-year land transfers.
(2)	2014 real estate additions include $81,072 of additions included in accounts payable and accrued expenses and $585,947 of leasehold improvements recorded during the year. 2013 real estate additions were all included in accounts payable and accrued expenses.
(3)	2014 non-cash offering costs consist of $110,200 included in “Other assets” and $31,767 included in “Additional paid in capital” on the Consolidated Balance Sheet.
(4)	Insurance proceeds of $61,500 related to a fire-damaged structure on one of our properties were paid directly to the tenant in advance of construction.

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All references to the number of properties and acreage are unaudited.

NOTE 1. BUSINESS AND ORGANIZATION

Business

Gladstone Land Corporation (the “Company) was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004, and having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland. Subject to certain restrictions and limitations, and pursuant to contractual agreements, our business is managed by Gladstone Management Corporation (the “Adviser”), a Delaware corporation, and administrative services are provided to us by Gladstone Administration, LLC (the “Administrator”), a Delaware limited liability company. Both the Adviser and the Administrator are affiliates of ours; see Note 4, “Related-Party Transactions.”

Organization

We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently own, directly or indirectly, all of the general and limited partnership interests of the Operating Partnership, the financial position and results of operations of the Operating Partnership are consolidated within our financial statements.

Gladstone Land Partners, LLC (“Land Partners”), a Delaware limited liability company and a subsidiary of ours, was organized to engage in any lawful act or activity for which a limited liability company may be organized in Delaware. Land Partners is the general partner of the Operating Partnership and has the power to make and perform all contracts and to engage in all activities necessary in carrying out the purposes of the Company, as well as all other powers available to it as a limited liability company. As we currently own all of the membership interests of Land Partners, the financial position and results of operations of Land Partners are consolidated within our financial statements.

Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”). It is currently anticipated that this income will predominately consist of fees we receive related to the leasing of real estate, though we may also provide ancillary services to farmers through this subsidiary. There have been no fees related to the leasing of real estate or for ancillary services earned by Land Advisers to date. Since we currently own 100% of the voting securities of Land Advisers, the financial position and results of operations of Land Advisers are consolidated within our financial statements.

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

Real Estate and Lease Intangibles

Our investments in real estate consist of farmland and improvements made to the farmland, consisting of buildings; irrigation and drain systems; coolers, which are storage facilities used for cooling crops; warehouses used for storing, assembling and packing boxes; and horticulture acquired in connection with the land purchase, which currently consists of blueberry bushes and avocado and lemon trees. We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the shorter of the estimated useful life or 25 years for horticulture acquired in connection with the purchase of farmland, 5 to 7 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for leasehold improvements.

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under ASC 360, “Property, Plant and Equipment.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition. Other of our acquisitions involve the acquisition of farmland that is already being operated as rental property and has a lease in place that we assume at the time of acquisition, which we will generally consider to be a business combination under ASC 805, “Business Combinations.” When an acquisition is considered a business combination, ASC 805 requires that the purchase price of real estate be allocated to the tangible assets acquired and liabilities assumed, consisting of land, buildings, improvements, horticulture and long-term debt; and identifiable intangible assets and liabilities, typically the value of above-market and below-market leases, in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values. ASC 805 also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.

Whether our acquisitions are treated as an asset acquisition under ASC 360 or a business combination under ASC 805, the fair value of the purchase price is allocated among the assets acquired and any liabilities assumed. Management’s estimates of fair value are made using methods similar to those used by independent appraisers, such as a sales comparison approach, a cost approach and either an income capitalization approach or discounted cash flow analysis. Factors considered by management in its analysis include an estimate of carrying costs during hypothetical, expected lease-up periods, taking into consideration current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence and marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed. In estimating carrying costs, management also includes lost reimbursement of real estate taxes, insurance and other operating expenses, as well as estimates of lost rental income at market rates during the hypothetical, expected lease-up periods, which typically range from 1 to 24 months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses, to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. While management believes these estimates to be reasonable based on the information available at the time of acquisition, the preliminary purchase price allocation may be adjusted if management obtains more information regarding the valuations of the assets acquired or liabilities assumed.

We allocate purchase price to the fair value of the tangible assets and liabilities of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, buildings, improvements and horticulture, based on management’s determination of the fair values of such assets. Real estate depreciation expense on these tangible assets was $1,384,960, $631,786 and $412,267 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The fair value of capitalized above-market leases, included as part of Other assets in the accompanying Consolidated Balance Sheets, is amortized as a reduction of rental income on a straight-line basis over the remaining, non-cancelable terms of the respective leases, including that of any fixed-price or below-market renewal options. As of December 31, 2014, the aggregate gross amount of above-market lease values was $65,203, and the total accumulated amortization related to these values was $9,027. Total amortization related to above-market lease values was $9,027 for the year ended December 31, 2014. There were no above-market lease values recorded prior to 2014. The fair value of capitalized below-market leases, included as part of Other liabilities in the accompanying Consolidated Balance Sheets, is amortized as an increase to rental income on a straight-line basis over the remaining, non-cancelable terms of the respective leases, including that of any fixed-price or below-market renewal options. As of December 31, 2014, 2013 and 2012, the aggregate gross amount of below-market lease values was $371,707, $260,356 and $98,808, respectively, and the total accumulated amortization related to these values was $162,194, $114,469 and $45,852, respectively. Total amortization related to below-market lease values was $146,534, $68,617 and $45,852 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The value of in-place leases and unamortized lease origination costs are amortized to amortization expense on a straight-line basis over the remaining, non-cancelable terms of the respective leases, which currently range from 1 to 10 years. The value of tenant relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease at the existing property or entering into a lease at a different property we own, is amortized to amortization expense over the remaining lease term and any anticipated renewal periods in the respective leases.

Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, lease origination costs and tenant relationship intangibles will be immediately charged to the appropriate income or expense account.

The total amount recorded as amortization expense related to these intangible assets was $350,684, $90,669 and $62,213 for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, in September 2014, we wrote off $46,526 of intangible assets due to the termination of a lease that was assumed in connection with a farm acquired in June 2014, and the unamortized balance of these assets, which was $43,328, was immediately charged to amortization expense.

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

We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. During the three months ended June 30, 2014, we had two separate fires that partially damaged structures on two separate properties, which constituted an indicator of impairment. However, in accordance with ASC 360, we assessed the recoverability of the two properties and determined that the net carrying value of each property was fully recoverable. Therefore, no impairment loss was recorded; however, we recorded property and casualty losses for each event. See “—Involuntary Conversions and Property and Casualty Recovery” below for further detail. We further concluded that none of our properties were impaired as of December 31, 2014, and we will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception.

Leasehold Improvements

From time to time, our tenants may pay for improvements on certain of our properties with the ownership of the improvements remaining with us, in which case we will record the cost of such improvements as an asset, leasehold improvements, along with a corresponding liability, deferred rent liability, on our balance sheet. Leasehold improvements will be depreciated, and the deferred rent liability will be amortized as an addition to rental income, each over the shorter of the useful life of the respective improvement or the remaining term of the existing lease in place. In determining whether the tenant or the Company is the owner (for accounting purposes) of such improvements, several factors will be considered, including, but not limited to: (i) whether the tenant or landlord retains legal title to the improvements upon expiration of the lease; (ii) whether the lease stipulates how such improvements should be treated; (iii) the uniqueness of the improvements (i.e., whether the improvements were made to meet the specific needs or for the benefit of the tenant leasing the property, or if the improvements generally increased the value or extended the useful life of the asset improved upon); (iv) the expected useful life of the improvements relative to the remaining length of the lease; and (v) whether the tenant or the Company constructs or directs construction of the improvements. The determination of who owns the improvements (for accounting purposes) is subject to significant judgment. As of December 31, 2014, we recorded aggregate gross leasehold improvements of $585,947, and accumulated depreciation related to these improvements was $56,760. During the year ended December 31, 2014, approximately $56,760 was recorded as both depreciation expense and an addition to rental income. No leasehold improvements were recorded prior to 2014.

When improvements on properties are paid for and determined to be owned by us, we record such costs as site improvements and depreciate the costs over the estimated useful life of the improvement.

Cash and Cash Equivalents

We consider cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. Our cash and cash equivalents at December 31, 2014 and 2013 were held in the custody of one financial institution, and our balance at times may exceed federally-insurable limits.

Restricted Cash

As of December 31, 2014 and 2013, restricted cash consisted of accrued interest owed on funds held in escrow related to the acquisition of a property in December 2013. During the years ended December 31, 2014 and 2013, we accrued $3,000 and $41, respectively, of accrued interest on these funds held in escrow. In addition, restricted cash as of December 31, 2014, consists of $129,700 that was earmarked for the purchase of a water permit on one of our farms. This water permit was approved on January 27, 2015, and these funds were released on February 12, 2015.

Short-term Investments

We consider short-term investments to consist of any highly-liquid securities that have an original maturity of less than one year but greater than three months at the time of purchase. As of December 31, 2014 and 2013, short-term investments consisted of approximately $0.7 million held in a certificate of deposit (“CD”). The CD originally matured on September 6, 2013; however, upon maturity, the balance was rolled into a new, 12-month CD that matured on September 6, 2014, at which time the balance was again rolled into a new, 12-month CD with a maturity date of September 6, 2015. Due to the short-term nature of the CD, the amortized cost of the security was deemed to approximate its fair value as of both December 31, 2014 and 2013. During the year ended December 31, 2013, we also held $20.0 million of short-term U.S. Treasury Bills that matured on June 27, 2013, and were subsequently invested in a money-market deposit account. As of both December 31, 2014 and 2013, our short-term investments were classified as held-to-maturity and were recorded at their amortized cost on the Consolidated Balance Sheets.

Total income earned on these short-term investments is included in Interest income on the accompanying Consolidated Statements of Operations and totaled $681, $5,746 and $168 for the years ended December 31, 2014, 2013 and 2012, respectively.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. Costs associated with our borrowings are deferred and amortized over the terms of the respective financings using the straight-line method. In the case of our line of credit, the straight-line method is used due to the revolving nature of the financing instrument; in the case of our mortgage notes payable, the straight-line method approximates the effective interest method. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense. As such, during 2012, we wrote off $35,511 of unamortized deferred financing costs associated with a line of credit that was terminated on May 31, 2012.

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

Accumulated amortization of deferred financing costs was $117,433 and $64,148 as of December 31, 2014 and 2013, respectively. Total amortization expense related to deferred financing costs is included in Interest expense on the accompanying Consolidated Statements of Operations. See Note 5, “Borrowings,” for further discussion on these related financings.

Deferred Offering Costs

We account for deferred offering costs in accordance with SEC Staff Accounting Bulletin (“SAB”), Topic 5.A, which states that incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. Accordingly, we record costs incurred related to public offerings of equity securities on our Condensed Consolidated Balance Sheets and pro-ratably apply these amounts to the proceeds of equity as stock is issued. We incurred $140,822 related to the filing and preparation of a registration statement on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2014, and $7,052 of such costs were pro-ratably applied to the use of proceeds of our Follow-on Offering (as defined in Note 6, “Stockholders’ Equity—2014 Follow-on Offering”). In addition, we incurred $114,961 related to the filing and preparation of a registration statement on Form S-11, which has not yet been declared effective by the SEC.

Other Assets and Other Liabilities

Other assets consist of deferred rent assets, income taxes receivable, deposits on potential real estate acquisitions, prepaid expenses, above-market lease values, and other miscellaneous receivables. Other liabilities consist of rents received in advance, deferred rent liabilities, below-market lease values and funds held in escrow.

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease, reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals; we recognize such revenues on a straight-line basis. Deferred rent receivable, included in Other assets on the accompanying Consolidated Balance Sheets, includes the cumulative difference between rental revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms. Capitalized above-market and below-market lease values are included in Other assets and Other liabilities, respectively, on the accompanying Consolidated Balance Sheets, which are amortized against or into rental income over the life of the respective leases. In addition, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. We perform a quarterly review on deferred rent receivable as it relates to straight-line rents and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions of the industry in which the tenant operates and economic and agricultural conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectable accounts or record a direct write-off of the specific rent receivable. No such reserves or direct write-offs have been recorded to date.

Tenant reimbursement revenue includes payments received from tenants as reimbursements for certain operating expenses, such as property taxes and insurance premiums. These expenses and their subsequent reimbursements are recognized under property operating expenses as incurred and tenant reimbursement revenue as earned, respectively, and are recorded in the same periods.

Other Income

We record non-operating and unusual or infrequent income as Other income on our Consolidated Statements of Operations. Other income recorded for the years ended December 31, 2014 and 2012 was primarily from additional interest earned on income tax refunds from the State of California. See “ —Income taxes” below for more information on the income tax refunds. There was no Other income recognized during the year ended December 31, 2013.

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

Income taxes

We have operated and intend to continue to operate in a manner that will allow us to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. On September 3, 2014, we filed our 2013 federal income tax return, on which we elected to be taxed as a REIT for federal income tax purposes beginning with our tax year ended December 31, 2013. As a REIT, we generally are not subject to federal income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income.

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

For all tax years prior to 2013, our pre-tax net income was taxed at regular corporate tax rates for both federal and state purposes, and we accounted for such income taxes in accordance with the provisions of ASC 740.

We have performed a review of our tax positions and determined that, as of December 31, 2014 and 2013, we had no material provisions for uncertain tax positions.

A reconciliation between the U.S. statutory federal income tax rate and our effective income tax rate for the years ended December 31, 2014, 2013 and 2012 is provided in the following table:

	For the Years Ended December 31,
	2014	2013	2012
U.S. statutory federal income tax rate(1)	0.0%	0.0%	34.0%
State taxes, net of U.S. federal income tax benefit(2)	26.9%	41.7%	4.0%
Other adjustments(3)	0.0%	473.4%	-4.7%

Effective tax rate	26.9%	515.1%	33.3%

(1)	Beginning with our tax year ended December 31, 2013, we qualified to be taxed as a REIT for federal income tax purposes.
(2)	In 2012, California state tax returns were filed on a unitary basis with our Adviser. State tax adjustments made to the 2013 and 2014 income tax provision relate to taxes owed to the state of California as a result of prior-year land transfers.
(3)	Adjustments made to the 2013 income tax provision related primarily to the recognition of $2.1 million of income taxes on a deferred intercompany gain relating to land transfers from prior years. This tax become due upon our election to be taxed as a REIT for the tax year ended December 31, 2013. This was partially offset by the reversal of our deferred tax liability, which resulted in a net benefit of REIT conversion of $743,676.

The provision for income taxes included in our Consolidated Financial Statements for both 2014 and 2013 was all current, while prior years included both a current portion and a deferred portion. The following table shows the breakdown between the current and deferred income taxes for the year ended December 31, 2012:

2012
Current portion	$(268,356)
Deferred portion	568,675

Total income taxes	$300,319

Prior to 2013, we carried a deferred tax liability on our balance sheet that represented the basis difference in our real estate as it relates to depreciation, as well as differences relating to rents received in advance, straight-line rents and other temporary differences. As of and for the year ended December 31, 2013, this deferred tax liability was reversed through our income tax provision, as we qualified and elected to be treated as a REIT for federal income tax purposes for our tax year ended December 31, 2013. Our permanent differences related to federal and state income taxes.

Segment Reporting

We do not evaluate performance on a property-specific or transactional basis, nor do we distinguish our principal business or group our operations on a geographical basis for purposes of measuring performance. Thus, we believe we have a single operating segment for reporting purposes in accordance with GAAP, that segment being farmland and farm-related properties.

Comprehensive (Loss) Income

For the years ended December 31, 2014, 2013 and 2012, net (loss) income equaled comprehensive (loss) income; therefore, a separate statement of comprehensive income is not included in the accompanying Consolidated Financial Statements.

Distributions

We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856-860 of the Code. Under those sections, a REIT that distributes at least 90% of its REIT taxable income to its stockholders each year and meets certain other conditions will not be subject to federal income tax on that portion of its taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four immediately-subsequent taxable years. Even as a REIT, we may be subject to certain state and local income and property taxes and to federal income and excise taxes on undistributed taxable income. In general, however, as long as we qualify as a REIT, no provision for federal income taxes will be necessary, except for taxes on undistributed REIT taxable income and taxes on the income generated by a TRS, if any.

Recently-Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under this revised guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. As an emerging growth company, the standard is effective for us with respect to (a) all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, and (b) all activities that, upon acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We currently anticipate that this standard will result in most of our disposals (if any) not qualifying for discontinued operations presentation.

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers.” This revenue standard contains principles that an entity should apply to determine the measurement of revenue and timing of when it should be recognized. This standard is effective for our fiscal year beginning January 1, 2017, and we are currently evaluating any impact from adoption.

In August 2014, the FASB issued Accounting Standards Update 2014–15 (“ASU 2014-15), “Presentation of Financial Statements — Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily centered around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter, with early adoption permitted. We do not intend to opt for early adoption as an Emerging Growth Company.

NOTE 3. REAL ESTATE AND LEASE INTANGIBLES

All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about our 32 farms as of December 31, 2014:

Property Name	Location	Date Acquired	Number of Farms	Total Acres	Farm Acres	Lease Expiration Date	Net Cost Basis(1)	Encumbrances
San Andreas	Watsonville, CA	6/16/1997	1	307	238	12/31/2020	$4,826,248	$4,220,586
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	6/30/2020	12,406,298	21,473,134
West Beach	Watsonville, CA	1/3/2011	3	196	195	12/31/2023	8,979,337	4,111,433
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	11/1/2015	2,700,026	1,362,231
Keysville Road	Plant City, FL	10/26/2011	2	59	50	7/1/2016	1,232,260	—
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	6/14/2018	3,925,704	—
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	6/30/2017	4,106,218	2,655,000
38th Avenue	Covert, MI	4/5/2013	1	119	89	4/4/2020	1,449,670	650,552
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	5/31/2028	3,521,564	1,503,888
Natividad Road	Salinas, CA	10/21/2013	1	166	166	10/31/2024	7,398,003	3,395,874
20th Avenue	South Haven, MI	11/5/2013	3	151	94	11/4/2018	1,884,981	970,250
Broadway Road	Moorpark, CA	12/16/2013	1	60	60	12/15/2023	2,935,348	1,455,375
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	12/31/2023	13,993,009	6,791,748
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	2/29/2024	7,760,059	3,250,336
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	9/30/2024	2,532,950	—
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	9/30/2016	5,882,738	2,862,237
McIntosh Road	Dover, FL	6/20/2014	2	94	78	6/30/2017	2,553,874	1,599,600
Naumann Road	Oxnard, CA	7/23/2014	1	68	64	7/31/2017	6,859,860	3,342,510
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	10/31/2024	5,939,523	2,813,724
Wauchula Road	Duette, FL	9/29/2014	1	808	590	9/30/2024	13,772,371	8,155,762
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	7/31/2015	24,497,797	12,128,121
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	11/3/2017	6,099,925	3,675,000

			32	8,039	6,637		$145,257,763	$86,417,361

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets, excluding those allocated to above- and below-market lease values), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for depreciation and amortization accumulated through December 31, 2014.

Real Estate

The following table sets forth the components of our investments in tangible real estate assets as of December 31, 2014 and 2013:

	2014	2013
Real estate:
Land and land improvements	$122,999,316	$63,944,307
Irrigation system	12,365,514	6,007,845
Buildings and improvements	11,447,308	7,487,051
Horticulture	1,559,340	1,038,850

Real estate, gross	148,371,478	78,478,053
Accumulated depreciation	(4,431,290)	(3,166,870)

Real estate, net	$143,940,188	$75,311,183

New Real Estate Activity

2014 New Real Estate Activity

During the year ended December 31, 2014, we acquired 11 new farms in 8 separate transactions, which are summarized in the table below.

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight- line Rent(1)	Debt Issued / Encumbrances
Collins Road	Clatskanie, OR	5/30/2014	200	2	Blueberries	10.3 years	3 (5 years each)	$2,591,333	$60,869	(4)	$181,172	$—
Spring Valley	Watsonville, CA	6/13/2014	145	1	Strawberries, Misc. Vegetables and Lilies	2.3 years	None	5,900,000	49,582	(4)	270,901	2,862,237	(6)
McIntosh Road	Dover, FL	6/20/2014	94	2	Strawberries	3.0 years	1 (3 years) /None(2)	2,666,000	60,939	(4)	133,154	1,599,600	(7)
Naumann Road	Oxnard, CA	7/23/2014	68	1	Strawberries and Raspberries	3.0 years	1 (3 years)	6,888,500	91,103	(4)	329,667	3,342,510	(6)
Sycamore Road	Arvin, CA	7/25/2014	326	1	Misc. Vegetables and Grain	1.3 years	None(3)	5,800,000	44,434	(4)	184,304	2,813,724	(6)
Wauchula Road	Duette, FL	9/29/2014	808	1	Strawberries, Misc. Vegetables, and Melons	10.0 years	2 (5 years each)	13,765,000	132,555	(5)	888,439	8,259,000	(7)
Santa Clara Avenue	Oxnard, CA	10/29/2014	333	2	Strawberries and Misc. Vegetables	0.8 years	1 (2 years)	24,592,000	100,603	(4)	1,231,422	12,128,121	(6)
Dufau Road	Oxnard, CA	11/4/2014	65	1	Strawberries and Misc. Vegetables	3.0 years	1 (3 years)	6,125,600	61,474	(4)	304,607	3,675,000	(7)

			2,039	11				$68,328,433	$601,559		$3,523,666	$34,680,192

(1)	Annualized straight-line amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market and below-market lease values recorded.
(2)	This property has a separate tenant leasing each of the property’s two farms. One lease provides for one 3-year renewal option, while the other does not include a renewal option.
(3)	Upon acquisition of this property, we assumed the in-place lease, which expires October 31, 2015. In addition, we executed a 9-year, follow-on lease with a new tenant that commences November 1, 2015. Under the terms of the follow-on lease, the tenant has one 3-year renewal option, and annualized, straight-line rents will be $311,760.
(4)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $21,409 of direct leasing costs in connection with these acquisitions.
(5)	Acquisition accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired.
(6)	Acquisition funded through a draw on our New MetLife Credit Facility. Amount represents property’s proportionate share of the total borrowings outstanding under the New MetLife Credit Facility as of December 31, 2014, in relation to all properties pledged as collateral under the facility.
(7)	Represents new debt issued under various facilities; see Note 5, “Borrowings.”

As noted in the table above, certain acquisitions during the year ended December 31, 2014, were accounted for as business combinations in accordance with ASC 805, as there was a leasing history on the property or a lease in place that we assumed upon acquisition. As such, the fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred, other than those costs that directly related to reviewing or assigning leases we assumed upon acquisition, which were capitalized as part of leasing costs. For acquisitions accounted for as asset acquisitions under ASC 360, the acquisition-related costs were capitalized and included as part of the fair value allocation of the identifiable tangible assets acquired. Further, for those transactions treated as asset acquisitions, none of the purchase price was allocated to intangible assets or liabilities; however, direct costs we incurred in connection with originating the new leases on the properties were capitalized.

We determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the year ended December 31, 2014, to be as follows:

Property Name	Land and Land Improvements	Buildings and Improvements	Irrigation System	Horticulture(1)	In-place Leases	Leasing Costs(2)	Customer Relationships	Above- (Below)- Market Leases	Total Acquisition Cost
Collins Road	$1,252,388	$682,385	$—	$520,993	$45,086	$71,085	$24,796	$—	$2,596,733
Spring Valley	5,576,138	5,781	200,855	—	83,487	17,998	66,217	(49,976)	5,900,500
McIntosh Road	1,970,074	33,592	537,254	—	34,674	18,041	27,966	45,674	2,667,275
Naumann Road	6,219,293	433,087	71,586	—	75,520	41,012	54,786	—	6,895,284
Sycamore Road	5,840,750	—	67,000	—	48,670	7,364	—	(160,184)	5,803,600
Wauchula Road	8,466,185	1,904,941	3,521,229	—	—	5,200	—	—	13,897,555
Santa Clara Avenue	23,672,902	163,140	187,314	—	310,119	30,353	229,372	—	24,593,200
Dufau Road	5,859,721	3,021	88,827	—	71,654	32,778	52,720	19,529	6,128,250

	$58,857,451	$3,225,947	$4,674,065	$520,993	$669,210	$223,831	$455,857	$(144,957)	$68,482,397

(1)	Horticulture acquired on Collins Road consists of various types of blueberry bushes.
(2)	Leasing commissions represent the allocable portion of the purchase price, as well as direct costs that were incurred related to reviewing and assigning leases we assumed upon acquisition. Direct leasing costs incurred in connection with properties acquired during the year ended December 31, 2014, that were accounted for as business combinations under ASC 805 totaled $21,409.

Below is a summary of the total operating revenues and earnings recognized on the properties acquired during the year December 31, 2014:

Property Name	Acquisition Date	Operating Revenues(1)	Earnings(2)
Collins Road	5/30/2014	$106,658	$33,303
Spring Valley	6/13/2014	148,996	81,073
McIntosh Road	6/20/2014	58,021	(22,902	)(3)
Naumann Road	7/23/2014	145,337	104,726
Sycamore Road	7/25/2014	80,328	39,574
Wauchula Road	9/29/2014	226,978	101,794
Santa Clara Avenue	10/29/2014	212,078	73,833
Dufau Road	11/4/2014	48,229	32,807

		$1,026,625	$444,208

(1)	Includes the amortization of any above—and below—market lease values recorded.
(2)	Earnings are calculated as net income less interest expense (if debt was issued to acquire the property), income taxes and any acquisition—related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.
(3)	Includes $43,328 of lease intangibles that were written off during the three months ended September 30, 2014, related to the termination of a lease in September 2014 that we had assumed upon acquisition. The property was immediately re—leased to a new tenant at similar rental rates.

2013 New Real Estate Activity

During the year ended December 31, 2013, we acquired nine new farms in seven separate transactions, which are summarized in the table below.

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight- line Rent(1)
38th Avenue	Covert, MI	4/5/2013	119	1	Blueberries	7 years	1 (7 years)	$1,341,000	$38,200	(4)	$87,286
Sequoia Street	Brooks, OR	5/31/2013	218	1	Blueberries	15 years	3 (5 years each)	3,100,000	108,211	(4)	193,617
Natividad Road	Salinas, CA	10/21/2013	166	1	Strawberries & Raspberries	2 years(3)	None(3)	7,325,120	47,850	(5)	439,575
20th Avenue	South Haven, MI	11/5/2013	151	3	Blueberries	5 years	1 (5 years)	1,985,000	34,479	(4)	129,755
Broadway Road	Moorpark, CA	12/16/2013	60	1	Lemons(2)	10 years	1 (10 years)	3,000,000	27,528	(4)	171,958
Oregon Trail	Echo, OR	12/27/2013	1,895	1	Corn, Onions & Potatoes	10 years	3 (5 years each)	13,855,000	213,458	(4)	758,480
East Shelton	Willcox, AZ	12/27/2013	1,761	1	Corn & Dry edible beans	10 years	None	6,700,000	50,691	(4)	290,284

			4,370	9				$37,306,120	$520,417		$2,070,955

(1)	Annualized straight-line amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market and below-market lease values recorded.
(2)	Beginning in 2015, this property will be farmed for blueberries and avocados.
(3)	Upon acquisition of the property, we assumed a lease with two years remaining on it. T his lease originally provided for one, three-year extension option; however, the right to this option was waived by the tenant. In connection with assuming this lease, we recorded a below-market lease liability of $161,547. In addition, the Company executed a nine-year, follow-on lease with a separate tenant to commence at the expiration of the assumed lease. T he follow-on lease includes one, five-year renewal option and provides for prescribed rent escalations over the term of the lease, with annualized, straight-line rents of $413,476.
(4)	Acquisition accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired.
(5)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. We incurred $4,915 of direct leasing costs in connection with this acquisition.

All of the acquisitions in the table above were purchased using proceeds from the January 2013 IPO (as defined in Note 6, “Stockholders’ Equity—2013 Initial Public Offering”); thus, no additional debt was issued to finance either transaction.

As noted in the table above, certain acquisitions during the year ended December 31, 2013, were accounted for as business combinations in accordance with ASC 805, as there was a leasing history on the property or a lease in place that we assumed upon acquisition. As such, the fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred, other than those costs that directly related to reviewing or assigning leases we assumed upon acquisition, which were capitalized as part of leasing costs. For acquisitions accounted for as asset acquisitions under ASC 360, the acquisition-related costs were capitalized and included as part of the fair value allocation of the identifiable tangible assets acquired. Further, for those transactions treated as asset acquisitions, none of the purchase price was allocated to intangible assets; however, direct costs we incurred in connection with originating the new leases on the properties were capitalized.

We determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the year ended December 31, 2013, to be as follows:

Property Name	Land and Land Improvements	Buildings and Irrigation Improvements	System	Horticulture(1)	In-place Leasing	Leases Costs(2)	Below- Market Leases	Total Acquisition Cost
38th Avenue	$646,522	$42,660	$239,768$	446,408	$—	$3,842	$—	$1,379,200
Sequoia Street	2,494,911	279,496	424,268	—	—	9,535	—	3,208,210
Natividad Road	7,186,774	19,199	144,915	—	110,753	29,941	(161,547)	7,330,035
20th Avenue	805,677	281,160	441,415	488,604	—	2,623	—	2,019,479
Broadway Road	2,851,353	50,114	22,727	103,334	—	—	—	3,027,528
Oregon Trail	12,941,092	—	1,118,640	—	—	8,726	—	14,068,458
East Shelton	6,175,702	131,434	441,573	—	—	1,982	—	6,750,691

	$33,102,031	$804,063	$2,833,306	$1,038,346	$110,753	$56,649	$(161,547)	$37,783,601

(1)	Horticulture acquired on 38th Avenue and 20th Avenue consists of various types of high-bush variety blueberry bushes. Horticulture acquired on Broadway Road consits of an orchard of lemon trees.
(2)	Leasing commissions represent the allocable portion of the purchase price, as well as direct costs that were incurred related to reviewing and assigning leases we assumed upon acquisition. Direct leasing costs incurred in connection with properties acquired during the year ended December 31, 2014, that were accounted for as business combinations under ASC 805 totaled $21,408.

Below is a summary of the total operating revenues and earnings recognized on the properties acquired during the year December 31, 2013:

Property Name	Acquisition Date	Revenues Operating(1)	Earnings(2)
38th Avenue	4/5/2013	$64,494	$35,996
Sequoia Street	5/31/2013	112,944	83,262
Natividad Road	10/21/2013	86,510	63,133
20th Avenue	11/5/2013	20,184	6,919
Broadway Road	12/16/2013	7,396	3,713
Oregon Trail	12/27/2013	10,195	10,154
East Shelton	12/27/2013	3,715	3,283

		$305,438	$206,460

(1)	Includes the amortization of any below-market lease values recorded.
(2)	Earnings are calculated as net income less interest expense (if debt was issued to acquire the property), income taxes and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.

Acquired Intangibles and Liabilities

For acquisitions treated as business combinations, the purchase price was allocated to the identifiable intangible assets and liabilities in accordance with ASC 805. No purchase price was allocated to any intangible assets or liabilities related to acquisitions treated as asset acquisitions under ASC 360; however, the direct costs we incurred in connection with originating new leases or reviewing existing leases were capitalized over the lives of the respective leases. The following table shows the weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed in connection with the new properties acquired during the years ended December 31, 2014 and 2013:

Intangible Assets and Liabilities	2014	2013
In-place leases	2.2	2.0
Leasing commissions	5.1	7.0
Tenant relationships	4.7	—
Above-market lease values	3.0	—
Below-market lease values	1.5	2.0

All intangible assets and liabilities	3.3	2.9

Pro-Forma Information

We acquired 11 farms during the year ended December 31, 2014, and 9 farms during the year ended December 31, 2013. The following table reflects pro-forma consolidated financial information as if the properties were acquired at the beginning of the previous period. The table below reflects pro-forma financials for all farms acquired, regardless of whether they were treated as asset acquisitions or business combinations.

	For the Years Ended December 31,
	2014	2013
	(Unaudited)	(Unaudited)
Operating Data:
Total operating revenue	$8,547,496	$9,113,902
Total operating expenses	(6,287,653)	(5,183,279)
Other expenses	(2,902,815)	(2,760,914)

Net income before income taxes	(642,972)	1,169,708
Provision for income taxes	(26,502)	(1,519,730)

Net income	$(669,474)	$(350,022)

Share and Per-share Data:
Earnings per share of common stock - basic and diluted	$(0.09)	$(0.05)

Weighted average common shares outstanding - basic and diluted	7,563,060	7,443,197

The pro-forma consolidated results are prepared for informational purposes only. They are not necessarily indicative of what our consolidated financial condition or results of operations actually would have been assuming the acquisitions had occurred at the beginning of the respective previous periods, nor do they purport to represent our consolidated financial position or results of operations for future periods.

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

On March 27, 2014, we executed a lease with a new tenant to occupy West Beach that commenced on November 1, 2014, as the lease term with the current tenants on the property expired on October 31, 2014. The new lease term is for 9 years, through December 31, 2023, and provides for prescribed rent escalations over its life, with minimum annualized straight-line rental income of $540,469, representing a 20.7% increase over that of the current lease.

On June 17, 2014, we extended the lease with the tenant occupying San Andreas, which was originally set to expire in December 2014. The lease was extended for an additional 6 years, through December 2020, and provides for rent escalations over its life, with minimum annualized, straight-line rental income of $566,592, representing a 31.3% increase over that of the previous lease.

In July 2014, we completed an irrigation upgrade project on 1,761 acres of farmland near Willcox, Arizona, for which we rehabilitated several of the 13 existing wells on the property, in addition to adding two new wells. The total cost of this project was approximately $1.2 million, of which $336,000 was expected at acquisition and accounted for in the rental stream included in the original lease. To account for the additional costs incurred, on October 22, 2014, we executed a lease amendment with the current tenant on the property to provide for an additional $37,791 of annualized, straight-line rent.

Involuntary Conversions and Property and Casualty Recovery

In April 2014, two separate fires occurred on two of our properties, partially damaging a structure on each property. One occurred on 20th Avenue, on which the majority of a residential house was destroyed by a fire. We determined the carrying value of the portion of the residential house damaged by the fire to be $94,243. The second fire occurred on West Gonzales and damaged a portion of the cooling facility on the property. We determined the carrying value of the portion of the cooling facility damaged by the fire to be approximately $138,494. Thus, we wrote down the carrying value of these properties on the accompanying Consolidated Balance Sheets by these respective amounts, and, in accordance with ASC 605, we also recorded a corresponding property and casualty loss, which is included in Property and casualty recovery, net on the accompanying Consolidated Statements of Operations.

Both of the assets were insured, either by us or the tenant, at the time of the fires. As a result of the fire on 20th Avenue, insurance proceeds of $61,500 were recovered during the year ended December 31, 2014. Thus, in accordance with ASC 450, during the year ended December 31, 2014, we recorded this recovery as an offset to the property and casualty loss we recorded earlier in the year, and such recovery is included as part of Property and casualty recovery, net on the accompanying Consolidated Statements of Operations. In connection with the fire on West Gonzales, insurance proceeds of $434,200 were recovered during the year ended December 31, 2014; thus, we recorded this amount as an offset to the property and casualty loss we recorded earlier in the year, and such recovery is included as part of Property and casualty recovery, net on the accompanying Consolidated Statements of Operations. We expect to recover at least an additional $35,648 for these repairs, and we have received confirmation from the insurer regarding payment of at least this amount. Thus, we have recorded this expected recovery as a receivable and a corresponding liability, included in Other assets and Other liabilities, respectively, on the accompanying Consolidated Balance Sheets. We will recognize this amount and any other insurance recoveries as a gain upon receipt. We continue to assess the total amount expected to be recovered for each of these events, as well as the collectability of such amounts; thus, no further offsets to the property and casualty loss we recorded earlier in the year have been recorded at this time.

Repairs are still ongoing on West Gonzales, and, during the year ended December 31, 2014, we expended $496,784 in repairs and upgrades to the cooler as a result of the fire. Of this amount, $407,096 was capitalized as a real estate addition, and $89,688 was recorded as repairs and maintenance expense, included in Property operating expense on the accompanying Consolidated Statements of Operations. Repairs on 20th Avenue are expected to begin in 2015.

Intangible Assets and Liabilities

The following table summarizes the carrying value of lease intangibles and the accumulated amortization for each intangible asset or liability class as of December 31, 2014 and 2013:

	2014		2013
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$869,207	$(263,428)	$397,728	$(241,697)
Leasing costs	357,210	(80,617)	146,558	(34,727)
Tenant relationships	501,670	(66,467)	93,187	(49,985)

	$1,728,087	$(410,512)	$637,473	$(326,409)

	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Liability	Accumulated Accretion
Above-market lease values	$65,203	$(9,027)	$—	$—
Below-market lease values	(371,707)	162,194	(260,356)	114,469

	$(306,504)	$153,167	$(260,356)	$114,469

The estimated aggregate amortization expense to be recorded related to in-place leases, leasing costs and tenant relationships and the estimated net impact on rental income from the amortization of above- and below-market lease values for each of the five succeeding fiscal years and thereafter is as follows:

Period	Estimated Amortization Expense	Estimated Net Increase (Decrease) in Rental Revenue
For the fiscal years ending December 31: 2015	$676,448	$171,636
2016	289,465	(5,284)
2017	161,781	(13,015)
2018	41,254	—
2019	38,542	—
Thereafter	110,085	—

	$1,317,575	$153,337

Lease Expirations

The following table summarizes the lease expirations by year for our properties with leases in place as of December 31, 2014:

Year	Number of Expiring Leases	Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Year Ended December 31, 2014	% of Total Rental Revenue
2015(1)	4	405	5.0%	$386,642	5.4%
2016	2	204	2.5%	217,331	3.0%
2017	7	351	4.4%	424,737	5.9%
2018	3	370	4.6%	364,803	5.1%
2019	0	0	0.0%	—	0.0%
Thereafter	12	6,709	83.5%	5,776,805	80.6%

Totals	28	8,039	100.0%	$7,170,318	100.0%

(1)	Includes a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis.

Future Lease Payments

Future operating lease payments from tenants under all non-cancelable leases, excluding tenant reimbursement of expenses, for each of the five succeeding fiscal years and thereafter as of December 31, 2014, are as follows:

Period	Tenant Lease Payments
For the fiscal years ending December 31: 2015	$7,735,500
2016	8,205,815
2017	7,494,621
2018	6,882,291
2019	6,919,095
Thereafter	19,581,336

$56,818,658

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay real estate property taxes on the respective parcels of land in the event the tenants fail to pay them. The aggregate annual real estate property taxes for all parcels of land owned by us as of December 31, 2014, are approximately $997,000. As of December 31, 2014, due to the terms of certain of our leases, we are responsible for approximately $457,000 of this annual amount.

Portfolio Diversification and Concentrations

Diversification

The following table summarizes the geographic locations of our properties with leases in place as of December 31, 2014 and 2013:

	As of and For the Year Ended December 31, 2014					As of and For the Year Ended December 31, 2013
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California	14	2,391	29.7%	$4,778,579	66.6%	8	1,454	24.2%	$3,362,020	83.5%
Oregon	4	2,313	28.8%	1,080,105	15.1%	2	2,113	35.2%	123,138	3.0%
Florida	9	1,304	16.2%	759,398	10.6%	6	402	6.7%	454,135	11.3%
Arizona	1	1,761	21.9%	299,785	4.2%	1	1,761	29.4%	3,715	0.1%
Michigan	4	270	3.4%	252,451	3.5%	4	270	4.5%	84,679	2.1%

	32	8,039	100.0%	$7,170,318	100.0%	21	6,000	100.0%	$4,027,687	100.0%

Concentrations

Credit Risk

All of our farms are leased to unrelated, third-party tenants. Two of our farms are leased to the same tenant, Dole Food Company (“Dole”). As of December 31, 2014, 960 acres were leased to Dole, representing 11.9% of the total acreage we owned. Furthermore, aggregate rental income attributable to Dole accounted for approximately $2.9 million, or 40.4%, of the rental revenue recorded during the year ended December 31, 2014. Rental income from Dole accounted for 66.2% of the total rental revenue recorded during the year ended December 31, 2013. In addition, a separate tenant accounted for approximately 10.6% of the total rental revenue recorded during the year ended December 31, 2014. If either of these tenants fails to make rental payments or elects to terminate either of their leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total rental revenue recorded during the years ended December 31, 2014 or 2013.

Geographic Risk

14 of our 32 farms owned as of December 31, 2014, are located in California. As of December 31, 2014, our farmland in California accounted for 2,391 acres, or 29.7% of the total acreage we owned. Furthermore, these farms accounted for approximately $4.8 million, or 66.6%, of the rental revenue recorded during the year ended December 31, 2014. Rental revenue from our farms in California accounted for 83.5% of the total rental income recorded by us during the year ended December 31, 2013. However, our farms are spread across 3 of the many different growing regions within California. In addition, our farms in Oregon accounted for approximately 15.1% of the rental revenue recorded during the year ended December 31, 2014, and our farms in Florida accounted for approximately 10.6% and 11.3% of the rental revenue recorded during the years ended December 31, 2014 and 2013, respectively. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of the total rental revenue recorded during the years ended December 31, 2014 or 2013.

Active Purchase and Sale Agreements

As of December 31, 2014, we were entered into the following purchase agreements:

Date Entered Into	Gross Acres	State	Primary Crop(s)	Purchase Price
9/29/2014	63	CA	Strawberries	$3,800,000	(1)
12/17/2015	331	CA	Strawberries	16,964,021	(2)

	394			$20,764,021

(1)	Agreement was terminated on January 20, 2015, and the related deposit of $100,000, which deposit is included in Other Assets on our Consolidated Balance Sheet as of December 31, 2014, was returned to us.
(2)	Acquisition was completed on January 5, 2015. See Note 10, “Subsequent Events,” for further discussion on the acquisition of this property.

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

Amended and Restated Advisory and Administration Agreements

On February 1, 2013, we entered into each of the Amended Advisory Agreement and the Amended Administration Agreement.

Amended Advisory Agreement

Base Management Fee

Pursuant to the Amended Advisory Agreement that went into effect on February 1, 2013, we pay an annual base management fee equal to a percentage of our adjusted stockholders’ equity, which is defined as our total stockholders’ equity at the end of each quarter less the recorded value of any preferred stock we may issue and, for 2013 only, any uninvested cash proceeds from the IPO. For 2013, the base management fee was set at 1.0% of our adjusted stockholders’ equity; however, beginning January 1, 2014, we pay a base management equal to 2.0% of our adjusted stockholders’ equity, which no longer excludes uninvested cash proceeds from the IPO.

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

For the three months ended March 31, 2013, we paid an incentive fee to our Adviser of $41,037; however, during the three months ended June 30, 2013, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee paid for the three months ended March 31, 2013, and such fee was credited to us during the three months ended June 30, 2013. There was no incentive fee earned by our Adviser for the years ended December 31, 2014, 2013 or 2012, as our Pre-Incentive Fee FFO did not exceed the hurdle rate.

Amended Administration Agreement

Pursuant to the Amended Administration Agreement that went into effect on February 1, 2013, we pay for our allocable portion of the Administrator’s expenses incurred while performing services to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president) and their respective staffs. From February 1, 2013, through June 30, 2014, our allocable portion of these expenses was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by our Adviser.

As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses is now generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements. This change in methodology resulted in an increase in the fee we paid to our Administrator of approximately 137% for the six months ended December 31, 2014, as compared to the first six months of the fiscal year.

The following table summarizes the management fees, incentive fees and associated credits and the administration fees reflected in our accompanying Consolidated Statements of Operations:

	For the Years Ended December 31,
	2014	2013	2012
Management Fee:
Allocated payroll and benefits	$—	$38,668	$224,931
Allocated overhead expenses	—	7,538	42,349

Prior management advisory fee(1)	—	46,206	267,280
Amended base management fee(2)	1,079,534	149,403	—

Total management fee(3)	$1,079,534	$195,609	$267,280

Incentive Fee:
Incentive Fee(3)(4)	$—	$41,037	$—
Credit from voluntary, irrevocable waiver
by Adviser’s board of directors(3)(4)	—	(41,037)	—

Net incentive fee	$—	$—	$—

Administration Fee:
Allocated payroll and benefits	$—	$14,034	$143,381
Allocated overhead expenses	—	4,498	37,017

Prior administration fee(1)	—	18,532	180,398
Amended administration fee(2)	442,584	175,932	—

Total administration fee(3)	$442,584	$194,464	$180,398

(1)	Pursuant to the Prior Advisory and Administration Agreements, respectively, as defined and described in further detail above, both of which were terminated on January 31, 2013.
(2)	Pursuant to the Amended Advisory and Administration Agreements, respectively, as defined and described in further detail above, both of which became effective on February 1, 2013.
(3)	Reflected as a line item on our accompanying Consolidated Statements of Operations.
(4)	An incentive fee of $41,037 was paid to our Adviser for the three months ended March 31, 2013; however, during the three months ended June 30, 2013, our Adviser issued a one-time, voluntary and irrevocable waiver equal to the full amount of the incentive fee due and payable to the Adviser for the three months ended March 31, 2013.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013 were as follows:

	2014	2013
Management fee due to Adviser	$301,487	$91,823
Other due to Adviser(1)	3,187	9,834

Total due to Adviser	304,674	101,657

Administration fee due to Administrator	166,427	59,062

Total due to Administrator	166,427	59,062

Total due to related parties(2)	$471,101	$160,719

(1)	Other fees due to related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser or Administrator on our behalf.
(2)	Reflected as a line item on our accompanying Consolidated Balance Sheets.

NOTE 5. BORROWINGS

Our borrowings as of December 31, 2014 and 2013 are summarized below:

					As of December 31, 2014					As of December 31, 2013
Issuer	Type of Issuance	Date of Issuance	Initial Commitment	Maturity Date	Principal Outstanding	Stated Interest Rate		Undrawn Commitment		Principal Outstanding		Stated Interest Rate	Undrawn Commitment
MetLife	Mortgage Note Payable	12/30/2010	$45,200,000	1/5/2026	$—	N/A		$—		$43,054,165	(1)	3.50%	$—
MetLife	Line of Credit	5/23/2012	4,785,000	4/5/2017	—	N/A		—		100,000	(1)	3.25%	4,685,000
MetLife	Mortgage Note Payable	5/9/2014	100,000,000	1/5/2029	66,331,998	3.61	%(2)	33,668,002	(3)	—		N/A	—
MetLife	Line of Credit	5/9/2014	25,000,000	4/5/2024	4,000,000	2.75%		21,000,000	(3)	—		N/A	—
Farm Credit	Mortgage Note Payable	9/19/2014	2,655,000	8/1/2034	2,655,000	3.52	%(4)	—		—		N/A	—
Farm Credit	Mortgage Note Payable	9/19/2014	1,599,600	8/1/2034	1,599,600	3.52	%(4)	—		—		N/A	—
Farm Credit	Mortgage Note Payable	9/29/2014	8,259,000	8/1/2034	8,155,763	3.54	%(4)	—		—		N/A	—
Farmer Mac	Bond Payable	12/11/2014	75,000,000	12/11/2019	3,675,000	3.25	%(5)	71,325,000	(6)	—		N/A	—

				Totals:	$86,417,361			$125,993,002		$43,154,165			$4,685,000

(1)	Indebtedness was fully repaid with the proceeds from the New MetLife Credit Facility, as defined below, and was terminated on May 9, 2014.
(2)	Represents the blended rate on the borrowings as of December 31, 2014.
(3)	Based on the properties that were pledged as collateral as of December 31, 2014, approximately $13.8 million of the remaining availability was available for us to draw.
(4)	Rate is before interest repatriation and is fixed through July 2017.
(5)	Rate is fixed through December 2019.
(6)	As of December 31, 2014, there was no additional availability to draw under this facility, as no additional properties had been pledged as collateral.

The weighted-average effective interest rate charged on all of our borrowings, excluding the impact of deferred financing costs and before any interest repatriation, was 3.6% for each of the years ended December 31, 2014 and 2013 and 3.7% for the year ended December 31, 2012.

MetLife Credit Facility

On December 30, 2010, we executed a loan agreement with Metropolitan Life Insurance Company (“MetLife”) in an amount not to exceed $45.2 million, pursuant to a long-term mortgage promissory note that was scheduled to mature on January 5, 2026 (the “Prior MetLife Note Payable”). The Prior MetLife Note Payable accrued interest at a rate of 3.50% per year and also included a commitment fee of 0.20% on any undrawn amounts. As of December 31, 2013, there was no remaining balance available under the Prior MetLife Note Payable.

On May 23, 2012, we obtained a $4.8 million revolving line of credit with MetLife that was scheduled to mature on April 5, 2017 (the “Prior MetLife Line of Credit,” and, together with the Prior MetLife Note Payable, the “Prior MetLife Credit Facility”). The Prior MetLife Line of Credit was collateralized by a mortgage on San Andreas and bore interest at an annual rate equal to the three-month LIBOR plus 3.00%. Proceeds from the Prior MetLife Line of Credit were used to repay a $3.3 million revolving line of credit facility that we had entered into with Rabo Agrifinance in November 2002.

On May 9, 2014, we closed on a new mortgage loan facility and a new revolving line of credit MetLife for an aggregate amount of up to $125.0 million (the “New MetLife Credit Facility”), which replaced the Prior MetLife Credit Facility. The New MetLife Credit Facility consists of a $100.0 million long-term note payable (the “New MetLife Note Payable”) and a $25.0 million revolving equity line of credit (the “New MetLife Line of Credit”). Under the New MetLife Credit Facility, we may borrow up to 58% of the aggregate of the lower of cost or the appraised value of the real property pledged as collateral.

The New MetLife Note Payable is scheduled to mature on January 5, 2029, and we may not repay the note prior to maturity, except on one of the interest rate adjustment dates. Initial advances bear interest at a fixed rate of 3.50% per annum, plus an unused fee of 0.20% on undrawn amounts, and interest rates for subsequent disbursements are based on prevailing market rates at the time of such disbursements. The interest rates on the initial advance and any subsequent disbursements will be subject to adjustment every three years. If we have not drawn the full commitment amount of $100.0 million by December 31, 2016, MetLife has the option to be relieved of its obligation to disburse the additional funds under this loan. As of December 31, 2014, there was approximately $66.3 million outstanding under the New MetLife Note Payable that bore interest at a blended rate of 3.61% per annum.

The New MetLife Line of Credit is scheduled to mature on April 5, 2024, and advances will initially bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.50%, with a minimum annualized rate of 2.75%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the New MetLife Line of Credit will be subject to adjustment in April 2017. As of December 31, 2014, there was $4.0 million outstanding under the New MetLife Line of Credit that bore interest at a rate of 2.75% per annum.

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

As of December 31, 2014, we were in compliance with all covenants.

Amounts owed under the New MetLife Credit Facility are guaranteed by us and each subsidiary of ours that owns a property pledged as collateral pursuant to the loan documents.

A portion of the proceeds from the New MetLife Credit Facility was used to repay amounts owed under the Prior MetLife Credit Facility. No early termination penalties or fees were incurred in connection with the repayment of the Prior MetLife Credit Facility. In connection with obtaining the New MetLife Credit Facility and the subsequent pledging of properties under the facility, as of December 31, 2014, we have incurred loan fees of $220,500 and aggregate financing costs, which includes legal fees, origination fees and administrative fees, of $614,646. In addition, $298,614 of unamortized deferred financing costs associated with our Prior MetLife Credit Facility was further deferred and are being amortized over the term of our New MetLife Credit Facility.

As of December 31, 2014, the following properties were pledged as collateral under the New MetLife Credit Facility: San Andreas, West Gonzales, West Beach, Dalton Lane, 38th Avenue, Sequoia Street, Natividad Road, 20th Avenue, Broadway Road, Oregon Trail, East Shelton, Spring Valley, Naumann Road, Sycamore Road and Santa Clara Avenue. With these properties pledged as collateral, as of December 31, 2014, we had the ability to draw an additional $13.8 million under the New MetLife Credit Facility. Subsequent to December 31, 2014, Collins Road was also pledged to the New MetLife Credit Facility, which provided us with approximately $1.6 million of additional availability.

Farm Credit Notes Payable

On September 19, 2014, we, through certain subsidiaries of our Operating Partnership, closed on two loans from Farm Credit of Central Florida, FLCA (“Farm Credit”), in the aggregate amount of approximately $4.2 million. In addition, on September 29, 2014, we obtained an additional loan for approximately $8.3 million. As of December 31, 2014, aggregate borrowings from Farm Credit were approximately $12.4 million. (collectively, the “Farm Credit Notes Payable”).

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

As of December 31, 2014, we were in compliance with all covenants.

Certain amounts owed under the Farm Credit Notes Payable, limited to 12 months of principal and interest due under the loans, are guaranteed by us pursuant to the loan documents.

The proceeds from the Farm Credit Notes Payable were invested into the acquisition of three new farms during the three months ended September 30, 2014. In connection with the Farm Credit Notes Payable, we incurred loan fees of $78,211 and aggregate financing costs, which includes legal fees, origination fees and administrative fees, of $126,640.

As of December 31, 2014, the following properties were pledged as collateral under the Farm Credit Notes Payable: Trapnell Road, McIntosh Road and Wauchula Road.

Farmer Mac Facility

On December 5, 2014, we, through certain subsidiaries of our Operating Partnership, entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”), for a secured note purchase facility that provides for bond issuances up to an aggregate principal amount of $75.0 million (the “Farmer Mac Facility”).

Pursuant to the Bond Purchase Agreement, we may, from time to time, issue one or more bonds to the Bond Purchaser that will be collateralized by a security interest in one or more loans originated by us (pursuant to the Pledge and Security Agreement described below), which, in turn, will be secured by first liens on agricultural real estate owned by subsidiaries of ours. The interest rate for each bond issuances will be based on prevailing market rates at the time of such issuance, and prepayment of each bond issuance will not be permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement. The bonds issued will have a maximum aggregate, effective loan-to-value ratio of 60% of the underlying agricultural real estate, after giving effect to the overcollateralization obligations described below. If we have not issued bonds to the Bond Purchaser such that the aggregate bond issuances total $75.0 million by December 11, 2016, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility.

On December 11, 2014, we completed an initial issuance under the Farmer Mac Facility, for which we received proceeds of approximately $3.7 million (the “Initial Issuance”). The Initial Issuance, which is non-amortizing and has a term of five years, will bear interest at a fixed rate of 3.25% per annum throughout its term.

Our ability to borrow under the Farmer Mac Facility is subject to our ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:

•	a maximum leverage ratio of not more than 65%;

•	a minimum fixed charge coverage ratio of 1.4; and

•	a minimum tangible net worth in excess of $50,000,000 (plus a certain percentage of future equity offerings).

As of December 31, 2014, we were in compliance with all covenants.

In connection with the Bond Purchase Agreement, on December 5, 2014, we also entered into a pledge and security agreement (the “Pledge and Security Agreement”) in favor of the Bond Purchaser and Farmer Mac, which provides for us to pledge, as collateral for bonds issued pursuant to the Farmer Mac Facility, all of our respective right, title, and interest in mortgage loans made by us, which, among other things, must have at all times a value of not less than 110% of the aggregate principal amount of the outstanding bonds held by the Bond Purchaser.

The Bond Purchase Agreement and the Pledge Agreement include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the Bond Purchaser and Farmer Mac to, among other things, accelerate payment of all amounts outstanding under the Farmer Mac Facility and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the agricultural real estate underlying the pledged mortgage loans.

Proceeds from the Initial Issuance were used to repay amounts owed under the New MetLife Line of Credit and for other general corporate purposes. In connection with the Farmer Mac Facility, we incurred aggregate financing costs, which include legal fees and administrative fees, of $41,781. As of December 31, 2014, only Dufau Road was pledged as collateral under the Farmer Mac Facility.

Subsequent to December 31, 2014, we issued an additional bond under the Farmer Mac Facility, for which we received proceeds of approximately $10.2 million, which proceeds were used to acquire a property that was simultaneously pledged as collateral under the facility. See Note 10, “Subsequent Events,” for further discussion on the bond issuance and property acquisition.

Debt Service—Aggregate Maturities

Scheduled principal payments of our aggregate borrowings as of December 31, 2014, for each of the five succeeding fiscal years and thereafter are as follows:

Period	Scheduled Principal Payments
For the fiscal years ending December 31: 2015	$625,680
2016	2,947,300
2017	2,866,043
2018	2,787,631
2019	6,386,962
Thereafter	70,803,745

$86,417,361

Fair Value

ASC 820 provides a definition of fair value that focuses on the exchange (exit) price of an asset or liability in the principal, or most advantageous, market and prioritizes the use of market-based inputs to the valuation. ASC 820-10 establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1—inputs are based upon quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2—inputs are based upon quoted prices for similar assets or liabilities in active or inactive markets or model-based valuation techniques, for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities;

•	Level 3—inputs are generally unobservable and significant to the fair valuation measurement. These unobservable inputs are generally supported by little or no market activity and are based upon management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The fair value of the mortgage notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms.

As of December 31, 2014, the aggregate fair value of our mortgage notes and bonds payable was approximately $82.0 million, as compared to an aggregate carrying value of $82.4 million. Due to the revolving nature of our New MetLife Line of Credit and the lack of changes in market credit spreads, its fair value as of December 31, 2014, is deemed to approximate its carrying value of $4.0 million.

NOTE 6. STOCKHOLDERS’ EQUITY

2013 Initial Public Offering

On January 28, 2013, we priced our initial public offering (“IPO”) of 3,333,334 shares of our common stock at a public offering price of $15.00 per share, which closed on January 31, 2013. Including the underwriters’ option to cover over-allotments, which was exercised on February 19, 2013, we issued a total of 3,780,264 shares, resulting in gross proceeds of $56.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $51.3 million. Approximately $37.9 million of these proceeds were invested in new property acquisitions, and an additional $1.7 million was expended or accrued for capital improvements on existing properties. In addition, $10.3 million was used to pay distributions to our stockholders, and the remainder was used for other general corporate purposes. As of December 31, 2014, there were no uninvested proceeds remaining from our IPO.

2014 Follow-on Offering

On September 24, 2014, we priced a follow-on public offering (the “Follow-on Offering”) of 1,150,000 shares of our common stock at a public offering price of $12.28 per share, which closed on September 29, 2014. In connection with the Follow-on Offering, we issued a total of 1,150,000 shares, resulting in gross proceeds of approximately $14.1 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $13.2 million. $11.1 million of these proceeds were used to repay existing indebtedness, with the remainder being invested into new property acquisitions.

On October 24, 2014, the underwriters exercised a portion of their over-allotment option in connection with our Follow-on Offering, and, as a result, we issued an additional 73,453 shares. This transaction closed on October 29, 2014, and resulted in gross proceeds of approximately $902,000 and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $843,000. These proceeds were used to repay existing indebtedness and for other general corporate purposes.

As of December 31, 2014, there were no uninvested proceeds remaining from our Follow-on Offering.

Distributions

The distributions to common stockholders declared by our Board of Directors and paid by us during the years ended December 31, 2014 and 2013 are reflected in the table below. No distributions were declared or paid during the year ended December 31, 2012.

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share
2014	January 7, 2014	January 22, 2014	January 31, 2014	$0.03
	January 7, 2014	February 19, 2014	February 28, 2014	0.03
	January 7, 2014	March 17, 2014	March 31, 2014	0.03
	April 8, 2014	April 21, 2014	April 30, 2014	0.03
	April 8, 2014	May 20, 2014	May 30, 2014	0.03
	April 8, 2014	June 19, 2014	June 30, 2014	0.03
	July 15, 2014	July 25, 2014	August 5, 2014	0.03
	July 15, 2014	August 20, 2014	August 29, 2014	0.03
	July 15, 2014	September 19, 2014	September 30, 2014	0.03
	October 7, 2014	October 22, 2014	October 31, 2014	0.03
	October 7, 2014	November 17, 2014	November 26, 2014	0.03
	October 7, 2014	December 19, 2014	December 31, 2014	0.03

	Year ended December 31, 2014			$0.36

2013	February 5, 2013	February 15, 2013	February 28, 2013	$0.04
	February 5, 2013	March 15, 2013	March 28, 2013	0.04
	April 9, 2013	April 22, 2013	April 30, 2013	0.12
	April 9, 2013	May 20, 2013	May 31, 2013	0.12
	April 9, 2013	June 19, 2013	June 28, 2013	0.12
	July 9, 2013	July 19, 2013	July 31, 2013	0.12
	July 9, 2013	August 21, 2013	August 30, 2013	0.12
	July 9, 2013	September 18, 2013	September 30, 2013	0.12
	October 8, 2013	October 22, 2013	October 31, 2013	0.12
	October 8, 2013	November 14, 2013	November 29, 2013	0.12
	October 8, 2013	December 16, 2013	December 31, 2013	0.12
	December 3, 2013	December 16, 2013	December 31, 2013	0.33	(1)

	Year ended December 31, 2013			$1.49

(1)	Represents a one-time declaration to distribute the final amount of remaining earnings and profits from prior years.

During the years ended December 31, 2014 and 2013, we paid aggregate distributions to stockholders of approximately $2.5 million and $9.7 million, respectively. Approximately $9.6 million of the distributions to stockholders during the year ended December 31, 2013, related to the distribution of accumulated earnings and profits from prior years that we were required to pay out by December 31, 2013, in order to qualify as a REIT for our taxable year ended December 31, 2013.

For federal income tax characterization purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination thereof. We have not had any capital gains since our inception. The characterization of distributions on our common stock during each of the last two years is reflected in the following table:

For the Years Ended	Ordinary Income		Return of Capital
December 31, 2014:
Common Stock	95.66078%		4.33922%

December 31, 2013:
Common Stock	100.00000	%(1)	0.00000%

(1)	98.53746% of this amount was classified as a Qualified Dividend.

Registration Statement

We filed a universal registration statement on Form S-3 (File No. 333-194539) with the SEC on March 13, 2014, which the SEC declared effective on April 2, 2014. This universal registration statement permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of two or more of such securities. As of December 31, 2014, we have issued 1,223,453 shares of common stock for gross proceeds of $15.0 million under this universal registration statement. In addition, we filed a registration statement on Form S-11 (File No. 333-199896) with the SEC on November 5, 2014, which has yet to be declared effective by the SEC. Once effective, this registration statement will permit us to issue up to $35.0 million of common stock.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies from Business Operations

In connection with the execution of a new lease on Colding Loop in May 2013, we were required to install new wells and irrigation equipment on 121 of the 181 total farmable acres on the property. The installation of the new wells and irrigation equipment on these acres was completed in January 2014 at a total cost of $616,071. In addition, if the tenant notifies us of their intention to fully utilize the remaining 60 acres of the property, we will be required to install new irrigation equipment to cover the additional 60 acres, which is estimated to cost approximately $83,000. However, should we be required to install this additional irrigation equipment, the lease provides for an increase in the amount of rental income to be received. To further increase the water supply on the property, as of December 31, 2014, we had also applied for an additional water permit for the property, for which $129,700 was placed in an escrow account, and which funds are included in Restricted cash on our Consolidated Balance Sheet as of December 31, 2014. Our application for the new water permit was approved on January 27, 2015, and the funds were released on February 12, 2015. We expect to amend the current lease on the property to provide for additional income; however, no amendment has been executed at this time.

Coinciding with the extension of the lease on West Beach that was executed in September 2013, we entered into an agreement with the then-current tenants on the farm for them to provide oversight on certain capital improvements that will serve to upgrade the irrigation system on the property and protect it against future flooding. Pursuant to the agreement with the then-current tenants, we were required to pay them a one-time fee of $46,000 for their oversight role, which was fully paid as of December 31, 2014. The costs of these improvements, which are expected to be completed during the first half of 2015, are being borne by us. As of December 31, 2014, we have expended or accrued approximately $650,862 related to these improvements, and we expect to incur additional costs of approximately $104,000.

As a result of the fire on West Gonzales in April 2014, as of December 31, 2014, we have paid $320,828 for repairs, the full amount of which was reimbursed through insurance proceeds. We have one additional payment of $35,648 remaining to complete the repairs, which we expect to occur during the first half of 2015, and we have received assurance from the insurance company of full recovery for this amount. In addition, we paid $175,956 to further upgrade the insulation inside the cooler, for which $113,371 was reimbursed through insurance proceeds.

In connection with the follow-on lease we executed upon our acquisition of Sycamore Road in July 2014, we are required to make certain irrigation improvements on the property to increase overall water availability by November 1, 2015. Work on these improvements will begin in early 2015, and we expect the total cost to be $750,000 or less. In addition, we will earn additional rent on the total cost of these improvements, up to a total cost of $750,000, commensurate with the annual yields on the farmland.

In connection with the lease we executed upon our acquisition of Wauchula Road in September 2014, we agreed to fund certain irrigation upgrades at the tenant’s option. Currently, 125 of the 590 farm acres on the property are subject to drip irrigation. Pursuant to the lease, the tenant has the option to construct irrigation improvements necessary to convert all or a portion of the drip-irrigated acres to overhead irrigation and be reimbursed by us, up to a maximum aggregate cost of $1.5 million. The lease provides for additional rental income to be earned on the newly-converted acres upon completion of the irrigation improvements. The tenant has informed us of their intention to construct these improvements, and the work is expected to be completed during 2015.

Litigation

We are not currently subject to any material known or threatened litigation.

NOTE 8. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012. Earnings per share is computed using the weighted average number of shares outstanding during the respective periods.

	2014	2013	2012
Net (loss) income	$(125,133)	$(1,224,683)	$600,373
Weighted average shares of common stock outstanding – basic and diluted	6,852,917	6,214,557	2,750,000

Basic and diluted (loss) earnings per common share	$(0.02)	$(0.20)	$0.22

NOTE 9. QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2014 and 2013:

Fiscal Year 2014:	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Operating revenues	$1,495,636	$1,565,935	$1,777,675	$2,345,676
Operating expenses	(1,100,452)	(1,208,458)	(1,476,092)	(1,799,948)
Other expenses	(367,643)	(651,948)	(194,351)	(484,661)

Net income before income taxes	27,541	(294,471)	107,232	61,067
Provision for income taxes	(6,623)	(6,623)	(6,857)	(6,399)

Net income (loss)	$20,918	$(301,094)	$100,375	$54,668

Earnings (loss) per weighted average common shares—basic and diluted	$0.00	$(0.05)	$0.02	$0.01

Weighted average common shares outstanding—basic and diluted	6,530,264	6,530,264	6,605,264	7,735,354

Fiscal Year 2013:	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Operating revenues	$914,583	$949,756	$996,096	$1,177,703
Operating expenses	(538,105)	(611,333)	(647,480)	(883,767)
Other expenses	(269,773)	(261,229)	(258,450)	(272,954)

Net income before income taxes	106,705	77,194	90,166	20,982
Provision for income taxes	(59,189)	(46,838)	(85,406)	(1,328,297)

Net income	$47,516	$30,356	$4,760	$(1,307,315)

Earnings per weighted average common shares—basic and diluted	$0.01	$0.00	$0.00	$(0.21)

Weighted average common shares outstanding—basic and diluted	5,249,898	6,530,264	6,530,264	6,530,264

NOTE 10. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 24, 2014, the day the financial statements were issued.

Investment Activity

On January 5, 2015, we acquired one farm comprised of 331 acres of farmland near Salinas, California (“Espinosa Road”), for an aggregate purchase price of approximately $17.0 million. The property is irrigated cropland that is primarily farmed for strawberries and miscellaneous vegetables, such as lettuce. We funded this acquisition through a new bond issuance under the Farmer Mac Facility (see “—Financing Activity” below) and by drawing on the New MetLife Line of Credit. At closing, we were assigned the existing triple-net lease, which has approximately 22 months remaining on the term and provides for annualized, straight-line cash rents of approximately $778,000. We will account for this acquisition as a business combination in accordance with ASC 805; however, the initial accounting for this transaction is not yet complete, making certain disclosures unavailable at this time.

Financing Activity

In connection with the acquisition of Espinosa Road, on January 5, 2015, we issued a bond under the Farmer Mac Facility, for which we received proceeds of approximately $10.2 million. The bond, which is non-amortizing and has a term of five years, will bear interest at a fixed rate of 3.25% per annum throughout its term. The bond is collateralized by a mortgage loan on Espinosa Road and has an effective loan-to-value ratio of 60% of the underlying property.

Distributions

On January 13, 2015, our Board of Directors declared the following monthly cash distributions to common stockholders, representing a 16.7% increase over that of the prior quarter:

Record Date	Payment Date	Distribution per Common Share
January 23, 2015	February 3, 2015	$0.035
February 18, 2015	February 27, 2015	0.035
March 20, 2015	March 31, 2015	0.035

	Total:	$0.105

GLADSTONE LAND CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

			Initial Cost			Subsequent Capitalized Additions		Total Cost
Location and Description of Property	Date Acquired	Encum brances	Land and Land Improve ments	Buildings & Improve ments	Horti culture	Land Improvement Costs Capitalized Subsequent to Acquisition	Building & Improvements Costs Capitalized Subsequent to Acquisition	Land and Land Improve ments	Buildings & Improvements	Horti culture	Total(1)	Accumulated Depreciation(2)	Net Real Estate
Santa Cruz County, California:
Land & Irrigation System	6/16/1997	$4,220,586	$4,350,000	$—	$—	$—	$579,307	$4,350,000	$579,307	$—	$4,929,307	$(103,812)	$4,825,495
Ventura County, California:
Land, Buildings & Irrigation System	9/15/1998	21,473,134	9,895,497	5,283,954	—	—	176,380	9,895,497	5,460,334	—	15,355,831	(2,950,620)	12,405,211
Santa Cruz County, California:
Land & Irrigation System	1/3/2011	4,111,433	8,328,475	—	—	170,115	480,747	8,498,590	480,747	—	8,979,337	—	8,979,337
Santa Cruz County, California:
Land & Buildings	7/7/2011	1,362,231	2,314,113	414,075	—	—	—	2,314,113	414,075	—	2,728,188	(39,169)	2,689,019
Hillsborough County, Florida:
Land	10/26/2011	—	1,227,816	—	—	—	—	1,227,816	—	—	1,227,816	—	1,227,816
Hillsborough County, Florida:
Land, Buildings, Irrigation System & Site Improvements	8/9/2012	—	2,513,696	909,491	—	28,794	656,071	2,542,490	1,565,562	—	4,108,052	(197,929)	3,910,123
Hillsborough County, Florida:
Land, Buildings, Irrigation System & Site Improvements	9/12/2012	2,655,000	2,198,728	1,657,339	—	—	446,108	2,198,728	2,103,447	—	4,302,175	(281,742)	4,020,433
Van Buren County, Michigan:
Land, Buildings, Irrigation System, Site Improvements & Horticulture	4/5/2013	650,552	646,522	282,428	446,408	—	170,150	646,522	452,578	446,408	1,545,508	(98,720)	1,446,788
Marion County, Oregon:
Land, Buildings, Irrigation System & Site Improvements	5/31/2013	1,503,888	2,494,911	703,764	—	—	395,903	2,494,911	1,099,667	—	3,594,578	(81,543)	3,513,035
Monterey County, California:
Land, Buildings & Irrigation System	10/21/2013	3,395,874	7,186,774	164,114	—	—	—	7,186,774	164,114	—	7,350,888	(13,220)	7,337,668
Van Buren County, Michigan:
Land, Buildings, Irrigation System, Site Improvements & Horticulture	11/5/2013	970,250	805,677	722,575	488,605	12,600	(60,365)	818,277	662,210	488,605	1,969,092	(86,121)	1,882,971
Ventura County, California:
Land, Buildings, Irrigation System, Site Improvements & Horticulture	12/16/2013	1,455,375	2,851,353	72,840	103,334	—	—	2,851,353	72,840	103,334	3,027,527	(92,179)	2,935,348
Morrow County, Oregon:
Land & Irrigation System	12/27/2013	6,791,748	12,941,092	1,118,640	—	—	—	12,941,092	1,118,640	—	14,059,732	(74,576)	13,985,156
Cochise County, Arizona:
Land, Buildings & Irrigation System	12/27/2013	3,250,336	6,175,702	573,007	—	—	1,157,507	6,175,702	1,730,514	—	7,906,216	(149,523)	7,756,693
Columbia County, Oregon:
Land, Buildings, Site Improvements & Horticulture	5/30/2014	—	1,252,388	682,385	520,993	—	—	1,252,388	682,385	520,993	2,455,766	(56,654)	2,399,112
Santa Cruz County, California:
Land, Building & Irrigation System	6/13/2014	2,862,237	5,576,138	206,636	—	—	—	5,576,138	206,636	—	5,782,774	(28,243)	5,754,531
Hillsborough County, Florida:
Land, Buildings, Irrigation System & Site Improvements	6/20/2014	1,599,600	1,970,074	570,846	—	—	8,775	1,970,074	579,621	—	2,549,695	(25,636)	2,524,059
Ventura County, California:
Land, Buildings, Irrigation System & Site Improvements	7/23/2014	3,342,510	6,219,293	504,673	—	—	—	6,219,293	504,673	—	6,723,966	(13,594)	6,710,372
Kern County, California:
Land & Irrigation System	7/25/2014	2,813,724	5,840,750	67,000	—	—	—	5,840,750	67,000	—	5,907,750	(5,583)	5,902,167
Manatee County, Florida:
Land, Buildings, Irrigation System & Site Improvements	9/29/2014	8,155,762	8,466,185	5,426,170	—	—	—	8,466,185	5,426,170	—	13,892,355	(125,054)	13,767,301
Ventura County, California:
Land, Buildings, Irrigation System & Site Improvements	10/29/2014	12,128,121	23,672,902	350,454	—	—	—	23,672,902	350,454	—	24,023,356	(5,841)	24,017,515
Ventura County, California:
Land, Irrigation System & Site Improvements	11/4/2014	3,675,000	5,859,721	91,848	—	—	—	5,859,721	91,848	—	5,951,569	(1,531)	5,950,038

		$86,417,361	$122,787,807	$19,802,239	$1,559,340	$211,509	$4,010,583	$122,999,316	$23,812,822	$1,559,340	$148,371,478	$(4,431,290)	$143,940,188

(1)	The aggregate cost for land, buildings, improvements and horticulture for federal income tax purposes is approximately $145.7 million.
(2)	The Company computes depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the the shorter of the estimated useful life or 25 years for horticulture and 5 to 7 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for leasehold improvements.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
Balance, beginning of period	$78,478,053	$39,678,968	$32,399,715
Additions:
Acquisitions during the period	67,287,231	37,768,162	7,279,253
Improvements	2,726,734	1,030,923	—
Deductions:
Dispositions during period	(120,540)	—	—
Purchase price adjustments	—	—	—

Balance, end of period	$148,371,478	$78,478,053	$39,678,968

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
Balance, beginning of period	$3,166,870	$2,535,084	$2,122,817
Additions during period	1,264,420	631,786	412,267
Dispositions during period	—	—	—

Balance, end of period	$4,431,290	$3,166,870	$2,535,084

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2014, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2014. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2015 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Election of Directors to Class of 2018,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the sub-caption “Code of Business Conduct and Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and sub-caption “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2015 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Financial Statements

2.	Financial statement schedules

Schedule III—Real Estate and Accumulated Depreciation is filed herewith.

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 the Registration Statement on Form S-11 (File No. 333-183965), filed November 15, 2012.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

4.2	Form of Indenture, incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File No. 333-194539), filed March 13, 2014.

10.1	Amended and Restated Investment Advisory Agreement by and between the Registrant and Gladstone Management Corporation, dated February 1, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed February 4, 2013.

10.2	Second Amended and Restated Administration Agreement by and between the Registrant and Gladstone Administration, LLC, dated February 1, 2013, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed February 4, 2013.

10.3	Loan Agreement, dated as of April 30, 2014, by and among Gladstone Land Limited Partnership, as borrower, the Registrant, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed May 14, 2014.

10.4	Loan Guaranty Agreement, dated as of April 30, 2014, by the Registrant for the benefit of Metropolitan Life Insurance Company, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed May 14, 2014.

10.5	Promissory Note (Note A) by Gladstone Land Limited Partnership in favor of Metropolitan Life Insurance Company, dated April 30, 2014, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795), filed May 14, 2014.

10.6	Promissory Note (Note B—RELOC) by Gladstone Land Limited Partnership in favor of Metropolitan Life Insurance Company, dated April 30, 2014, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35795), filed May 14, 2014.

10.7	First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, dated October 7, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed October 14, 2014.

10.8	Agreement of Purchase and Sale, by and between the Registrant and Oxnard Plains, LLC and Santa Clara Plains, LLC, dated August 11, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed November 3, 2014.

10.9	Agvantage Bond Purchase Agreement, dated as of December 5, 2014, by and among Gladstone Lending Company, LLC, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed December 17, 2014.

10.10	Pledge and Security Agreement, dated as of December 5, 2014, by and among Gladstone Lending Company, LLC, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed December 17, 2014.

10.11	Acceptance of Bid to Purchase Real Property, by and between Gladstone Land Corporation and John L. McDonnell, Jr., trustee of the Jarvis Replacement Administrative Trust., dated December 17, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File no. 001-35795), filed January 9, 2015.

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this Report).

21	List of Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers, LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: February 24, 2015	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer

Date: February 24, 2015	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2015	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: February 24, 2015	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date: February 24, 2015	By:	/s/ Lewis Parrish
Lewis Parrish Chief Financial Officer (principal financial and accounting officer)

Date: February 24, 2015	By:	/s/ Paul Adelgren
Paul Adelgren Director

Date: February 24, 2015	By:	/s/ Michela A. English
Michela A. English Director

Date: February 24, 2015	By:	/s/ Caren D. Merrick
Caren D. Merrick Director

Date: February 24, 2015	By:	/s/ John Outland
John Outland Director

Date: February 24, 2015	By:	/s/ Anthony W. Parker
Anthony W. Parker Director

Date: February 24, 2015	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr. Director