Form 10-Q
period 2015-03-31
GLADSTONE LAND Corp
filed 2015-05-15
CIK 1495240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 14, 2015, was 7,753,717.

GLADSTONE LAND CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Real estate, at cost	$169,933,003	$148,371,478
Less: accumulated depreciation	(4,943,804)	(4,431,290)

Total real estate, net	164,989,199	143,940,188
Lease intangibles, net	1,679,594	1,317,575
Cash and cash equivalents	2,180,340	2,619,342
Restricted cash	—	132,741
Deferred financing costs, net	1,048,685	1,039,714
Deferred offering costs	290,348	248,731
Other assets	1,915,455	2,404,333

TOTAL ASSETS	$172,103,621	$151,702,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes and bonds payable	$94,866,803	$82,417,361
Borrowings under line of credit	11,800,000	4,000,000
Accounts payable and accrued expenses	2,391,221	1,925,251
Due to related parties(1)	117,486	471,101
Other liabilities	3,753,349	2,919,583

TOTAL LIABILITIES	112,928,859	91,733,296

Commitments and contingencies(2)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized; 7,753,717 shares issued and outstanding as of both March 31, 2015, and December 31, 2014	7,754	7,754
Additional paid in capital	65,361,309	65,366,309
Distributions in excess of earnings	(6,194,301)	(5,404,735)

TOTAL STOCKHOLDERS’ EQUITY	59,174,762	59,969,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,103,621	$151,702,624

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information.
(2)	Refer to Note 7, “Commitments and Contingencies,” for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
OPERATING REVENUES:
Rental revenue	$2,622,327	$1,495,636
Tenant recovery revenue	3,397	—

Total operating revenues	2,625,724	1,495,636

OPERATING EXPENSES:
Depreciation and amortization	791,632	288,031
Management fee(1)	295,748	240,964
Administration fee(1)	130,936	66,158
Professional fees	166,908	178,987
Acquisition-related expenses	170,680	43,412
Property operating expenses	205,766	65,585
General and administrative expenses	230,446	217,315

Operating expenses before credits from Adviser	1,992,116	1,100,452
Credits to fees from Adviser(1)	(320,905)	—

Total operating expenses, net of credits to fees	1,671,211	1,100,452

OPERATING INCOME	954,513	395,184

OTHER INCOME (EXPENSE):
Other income	19,430	6,397
Interest expense	(949,369)	(374,040)

Total other expense	(929,939)	(367,643)

Net income before income taxes	24,574	27,541

Income tax provision	—	(6,623)

NET INCOME	$24,574	$20,918

EARNINGS PER COMMON SHARE:
Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - basic and diluted	7,753,717	6,530,264

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock			Distributions	Total
	Number		Additional	in Excess of	Stockholders’
	of Shares	Par Value	Paid-in Capital	Earnings	Equity
Balance at December 31, 2013	6,530,264	$6,530	$51,326,262	$(2,820,800)	$48,511,992

Net loss	—	—	—	(125,133)	(125,133)
Proceeds from issuance of common stock, net	1,223,453	1,224	14,040,047	—	14,041,271
Distributions	—	—	—	(2,458,802)	(2,458,802)

Balance at December 31, 2014	7,753,717	$7,754	$65,366,309	$(5,404,735)	$59,969,328

Net income	—	—	—	24,574	24,574
Offering costs	—	—	(5,000)	—	(5,000)
Distributions	—	—	—	(814,140)	(814,140)

Balance at March 31, 2015	7,753,717	$7,754	$65,361,309	$(6,194,301)	$59,174,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,574	$20,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	791,632	288,031
Amortization of deferred financing costs	21,026	7,975
Amortization of deferred rent assets and liabilities, net	(64,146)	(19,894)
Changes in operating assets and liabilities:
Other assets	45,255	53,526
Accounts payable, accrued expenses, and due to related parties	(756,342)	(128,877)
Other liabilities	203,307	172,080

Net cash provided by operating activities	265,306	393,759
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate	(19,869,405)	—
Capital expenditures on existing real estate	(398,064)	(503,299)
Decrease (increase) in restricted cash	132,741	(740)
Deposits applied against real estate investments	—	(50,000)
Deposits refunded	100,000	50,000

Net cash used in investing activities	(20,034,728)	(504,039)
CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	(36,766)	(84,140)
Borrowings from mortgage notes payable	12,552,680	—
Repayments on mortgage note payable	(103,238)	(1,722,167)
Borrowings from line of credit	10,200,000	—
Repayments on line of credit	(2,400,000)	—
Payment of financing fees	(68,116)	(220,500)
Distributions paid	(814,140)	(587,724)

Net cash provided by (used in) financing activities	19,330,420	(2,614,531)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(439,002)	(2,724,811)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,619,342	16,271,282

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,180,340	$13,546,471

NON-CASH INVESTING AND FINANCING INFORMATION:
Non-cash additions to real estate(1)	$1,769,965	$141,946

Offering costs included in Accounts payable and accrued expenses	—	38,828

Financing fees included in Accounts payable and accrued expenses	6,194	35,064

(1)	2015 non-cash real estate additions include $1,069,965 of additions included in Accounts payable and accrued expenses and $700,000 of contingent consideration, included in Other liabilities, owed in connection with a farm acquired during the three months ended March 31, 2015. 2014 non-cash real estate additions were all included in accounts payable and accrued expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BUSINESS AND ORGANIZATION

Business

Gladstone Land Corporation (the “Company”) was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004, and having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland. Subject to certain restrictions and limitations, and pursuant to contractual agreements, our business is managed by Gladstone Management Corporation (the “Adviser”), a Delaware corporation, and administrative services are provided to us by Gladstone Administration, LLC (the “Administrator”), a Delaware limited liability company. Both the Adviser and the Administrator are affiliates of ours. See Note 4, “Related-Party Transactions,” for further discussion on our Adviser and Administrator.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

Our interim financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The results of the interim period reported herein are not indicative of the results to be expected for the full year. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 24, 2015.

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

Reclassifications

Certain line items on the Condensed Consolidated Balance Sheet as of December 31, 2014, and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2014, have been reclassified to conform to the current-year presentation. These reclassifications had no effect on previously-reported stockholders’ equity or net income.

Real Estate and Lease Intangibles

Our investments in real estate consist of farmland and improvements made to the farmland, consisting of buildings; irrigation and drain systems; coolers, which are storage facilities used for cooling crops; warehouses used for storing, assembling and packing boxes; and horticulture acquired in connection with the land purchase, which currently consists of blueberry bushes and avocado and lemon trees. We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the shorter of the estimated useful life or 25 years for horticulture acquired in connection with the purchase of farmland, 5 to 10 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements.

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition. Other of our acquisitions involve the acquisition of farmland that is already being operated as rental property and has a lease in place that we assume at the time of acquisition, which we will generally consider to be a business combination under ASC 805, “Business Combinations.” When an acquisition is considered a business combination, ASC 805 requires that the purchase price of real estate be allocated to (i) the tangible assets acquired and liabilities assumed, consisting of land, buildings, improvements, horticulture and long-term debt, and (ii) identifiable intangible assets and liabilities, typically the value of above-market and below-market leases, in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values. ASC 805 also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.

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

We allocate purchase price to the fair value of the tangible assets and liabilities of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, buildings, improvements and horticulture, based on management’s determination of the fair values of such assets. Real estate depreciation expense on these tangible assets was $512,514 and $259,563 for the three months ended March 31, 2015 and 2014, respectively.

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

The fair value of capitalized above-market leases, included as part of Other assets in the accompanying Condensed Consolidated Balance Sheets, is amortized as a reduction of rental income on a straight-line basis over the remaining, non-cancelable terms of the respective leases, including that of any fixed-price or below-market renewal options. As of March 31, 2015, and December 31, 2014, the aggregate gross amount of above-market lease values was $65,203, and the total accumulated amortization related to these values was $14,422 and $9,027, respectively. Total amortization related to above-market lease values was $5,395 for the three months ended March 31, 2015. As of March 31, 2014, we had not recorded any above-market lease values since our inception. The fair value of capitalized below-market leases, included as part of Other liabilities in the accompanying Condensed Consolidated Balance Sheets, is amortized as an increase to rental income on a straight-line basis over the remaining, non-cancelable terms of the respective leases, including that of any fixed-price or below-market renewal options. As of March 31, 2015, and December 31, 2014, the aggregate gross amount of below-market lease values was $371,707, and the total accumulated amortization related to these values was $217,337 and $162,194, respectively. Total amortization related to below-market lease values was $55,143 and $19,984 for the three months ended March 31, 2015 and 2014, respectively.

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

The total amount recorded as amortization expense related to these intangible assets was $279,118 and $28,468 for the three months ended March 31, 2015 and 2014, respectively.

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

We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. We concluded that none of our properties were impaired as of March 31, 2015, and we will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception.

Tenant Improvements

From time to time, our tenants may pay for improvements on certain of our properties with the ownership of the improvements remaining with us, in which case we will record the cost of such improvements as an asset, tenant improvements, along with a corresponding liability, deferred rent liability, on our balance sheet. When we are determined to be the owner of the tenant improvements, such improvements will be depreciated, and the related deferred rent liability will be amortized as an addition to rental income, each over the shorter of the useful life of the respective improvement or the remaining term of the existing lease in place. If the tenant is determined to be the owner of the tenant improvements, any tenant improvements funded by us are treated as a lease incentive and amortized as a reduction of rental income over the shorter of the useful life of the respective improvement or the remaining term of the existing lease in place. In determining whether the tenant or the Company is the owner of such improvements, several factors will be considered, including, but not limited to: (i) whether the tenant or landlord retains legal title to the improvements upon expiration of the lease; (ii) whether the lease stipulates how such improvements should be treated; (iii) the uniqueness of the improvements (i.e., whether the improvements were made to meet the specific needs or for the benefit of the tenant leasing the property, or if the improvements generally increased the value or extended the useful life of the asset improved upon); (iv) the expected useful life of the improvements relative to the remaining length of the lease; (v) whether the tenant improvements are expected to have significant residual value at the end of the lease term; and (vi) whether the tenant or the Company constructs or directs construction of the improvements. The determination of who owns the improvements is subject to significant judgment.

As of March 31, 2015, and December 31, 2014, we recorded aggregate gross tenant improvements of $582,247, and accumulated depreciation related to these improvements was $71,158 and $56,760, respectively. During the three months ended March 31, 2015, approximately $14,398 was recorded as both depreciation expense and an addition to rental income. No depreciation expense or addition to rental income related to tenant improvements was recorded during the respective prior-year period. To date, we have not recorded any lease incentives.

Restricted Cash

As of December 31, 2014, restricted cash consisted of $3,041 of accrued interest owed on funds held in escrow related to the acquisition of a property in December 2013 and $129,700 that was earmarked for the purchase of a water permit on one of our farms. During the three months ended March 31, 2015, we accrued $510 of additional accrued interest on the funds held in escrow, until the funds were released on March 4, 2015. In addition, the purchase of the water permit was approved on January 27, 2015, and these funds were released on February 12, 2015. We did not have any restricted cash as of March 31, 2015.

Other Assets and Other Liabilities

Other assets consist of short-term investments, deferred rent assets, prepaid expenses, deposits on potential real estate acquisitions, above-market lease values and miscellaneous receivables. Other liabilities consist of rents received in advance, deferred rent liabilities, below-market lease values and other deferred revenue amounts.

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

Comprehensive Income

For the three months ended March 31, 2015 and 2014, net income equaled comprehensive income; therefore, a separate statement of comprehensive income is not included in the accompanying Condensed Consolidated Financial Statements.

Recently-Issued Accounting Guidance

In February 2015, the Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation – Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The new standard changes the way a reporting entity evaluates whether (a) limited partnerships and similar entities should be consolidated, (b) fees paid to decision makers or service providers are variable interests in a variable interest entity (“VIE”) and (c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. We are currently assessing the impact of ASU 2015-02 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-02 is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. We are currently assessing the impact of ASU 2015-03 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted.

NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS

All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about our 34 farms as of March 31, 2015:

Property Name	Location	Date Acquired	Number of Farms	Total Acres	Farm Acres	Lease Expiration Date	Net Cost Basis (1)	Encumbrances
San Andreas	Watsonville, CA	6/16/1997	1	307	238	12/31/2020	$4,816,348	$4,602,937
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	6/30/2020	12,365,304	23,418,424
West Beach	Watsonville, CA	1/3/2011	3	196	195	12/31/2023	9,165,426	4,483,895
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	11/1/2015	2,693,926	1,485,638
Keysville Road	Plant City, FL	10/26/2011	2	59	56	6/30/2020	1,241,700	—
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	6/14/2018	4,029,515	—
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	6/30/2017	4,065,630	2,655,000
38th Avenue	Covert, MI	4/5/2013	1	119	89	4/4/2020	1,303,310	709,487
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	5/31/2028	3,137,348	1,640,128
Natividad Road	Salinas, CA	10/21/2013	1	166	166	10/31/2024	7,402,759	3,703,512
20th Avenue	South Haven, MI	11/5/2013	3	151	94	11/4/2018	1,856,169	1,058,146
Broadway Road	Moorpark, CA	12/16/2013	1	60	60	12/15/2023	2,913,225	1,587,220
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	12/31/2023	13,974,147	7,407,024
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	2/29/2024	8,099,226	3,544,790
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	9/30/2024	2,505,615	1,428,498
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	9/30/2022	5,822,169	3,121,532
McIntosh Road	Dover, FL	6/20/2014	2	94	78	6/30/2017	2,572,587	1,599,600
Naumann Road	Oxnard, CA	7/23/2014	1	68	66	7/31/2017	6,840,538	3,645,314
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	10/31/2024	6,413,843	3,068,624
Wauchula Road	Duette, FL	9/29/2014	1	808	590	9/30/2024	13,646,802	8,052,525
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	7/31/2015	24,357,313	13,226,829
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	11/3/2017	6,105,791	3,675,000
Espinosa Road	Salinas, CA	1/5/2015	1	331	329	10/31/2016	16,817,180	10,178,000
Parrish Road	Duette, FL	3/10/2015	1	419	211	6/30/2025	3,908,243	2,374,680

			34	8,789	7,185		$166,054,114	$106,666,803

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for depreciation and amortization accumulated through March 31, 2015.

Real Estate

The following table sets forth the components of our investments in tangible real estate assets as of March 31, 2015, and December 31, 2014:

	March 31, 2015	December 31, 2014
Real estate:
Land and land improvements	$141,476,576	$122,999,316
Irrigation systems	15,300,699	12,365,514
Buildings and improvements	11,596,388	11,447,308
Horticulture	1,559,340	1,559,340

Real estate, gross	169,933,003	148,371,478
Accumulated depreciation	(4,943,804)	(4,431,290)

Real estate, net	$164,989,199	$143,940,188

New Real Estate Activity

2015 New Real Estate Activity

During the three months ended March 31, 2015, we acquired two new farms in two separate transactions, which are summarized in the table below.

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price		Acquisition Costs		Annualized Straight- line Rent(1)
Espinosa Road(2)	Salinas, CA	1/5/2015	331	1	Strawberries	1.8 years	None	$16,905,500		$85,805	(3)	$778,342
Parrish Road	Duette, FL	3/10/2015	419	1	Strawberries	10.3 years	2 (5 years)	3,913,280	(4)	99,990	(3)	251,832

			750	2				$20,818,780		$185,795		$1,030,174

(1)	Annualized straight-line amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market and below-market lease values recorded.
(2)	In connection with this acquisition, our Adviser earned a finder’s fee of $320,905, which fee was fully credited back to us by our Adviser during the three months ended March 31, 2015. See Note 4, “Related-Party Transactions” for further discussion on this fee.
(3)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $2,625 of direct leasing costs in connection with these acquisitions.
(4)	Excludes $700,000 of contingent consideration owed in connection with this acquisition. See Note 7, “Commitments and Contingencies”, for further discussion on this contingency.

As noted in the table above, both acquisitions during the three months ended March 31, 2015, were accounted for as business combinations in accordance with ASC 805, as there was a prior leasing history on the property. As such, the fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred, other than those costs that directly related to reviewing or assigning leases we assumed upon acquisition, which were capitalized as part of leasing costs.

We determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the three months ended March 31, 2015, to be as follows:

							Total
	Land and Land	Buildings and	Irrigation	In-place	Leasing	Customer	Acquisition
Property Name	Improvements	Improvements	System	Leases	Costs (1)	Relationships	Cost
Espinosa Road	$15,852,466	$84,478	$497,401	$246,472	$44,519	$180,789	$16,906,125
Parrish Road	2,403,064	42,619	1,299,851	54,405	79,449	35,892	3,915,280

	$18,255,530	$127,097	$1,797,252	$300,877	$123,968	$216,681	$20,821,405

(1)	Leasing commissions represent the allocable portion of the purchase price, as well as direct costs that were incurred related to reviewing and assigning leases we assumed upon acquisition. Direct leasing costs incurred in connection with properties acquired during the three months ended March 31, 2015, that were accounted for as business combinations under ASC 805 totaled $2,625.

The allocation of the purchase price for the farms acquired during the three months ended March 31, 2015, is preliminary and may change during the measurement period if we obtain new information regarding the assets acquired or liabilities assumed at the acquisition date.

Below is a summary of the total operating revenues and earnings recognized on the properties acquired during the three months ended March 31, 2015:

	Acquisition	Operating
Property Name	Date	Revenues	Earnings(1)
Espinosa Road	1/5/2015	$186,216	$97,058
Parrish Road	3/10/2015	14,216	7,179

		$200,432	$104,237

(1)	Earnings are calculated as net income less interest expense and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.

Acquired Intangibles and Liabilities

For acquisitions treated as business combinations, the purchase price was allocated to the identifiable intangible assets and liabilities in accordance with ASC 805. No purchase price was allocated to any intangible assets or liabilities related to acquisitions treated as asset acquisitions under ASC 360; however, the direct costs we incurred in connection with originating new leases or reviewing existing leases were capitalized over the lives of the respective leases. The following table shows the weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed in connection with the new properties acquired during the three months ended March 31, 2015:

Amortization
Intangible Assets	Period (in Years)
In-place leases	1.5
Leasing commissions	4.0
Tenant relationships	2.3

All intangible assets	1.8

Pro-Forma Financials

We acquired two farms during the three months ended March 31, 2015. The following table reflects pro-forma consolidated financial information as if the properties were acquired at the beginning of the previous period. The table below reflects pro-forma financials for all farms acquired, regardless of whether they were treated as asset acquisitions or business combinations.

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Operating Data:
Total operating revenue	$2,682,835	$1,753,180
Total operating expenses	(1,522,103)	(1,419,129)
Other expenses	(956,235)	(523,968)

Net income before income taxes	204,497	(189,917)
Provision for income taxes	—	(6,623)

Net income	$204,497	$(196,540)

Share and Per-share Data:
Earnings per share of common stock - basic and diluted	$0.03	$(0.03)

Weighted average common shares outstanding - basic and diluted	7,753,717	6,530,264

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

Significant Existing Real Estate Activity

On February 9, 2015, we terminated the lease with the tenant occupying Keysville Road and, on February 10, 2015, entered into a lease with a new tenant to occupy the property. The new lease is scheduled to expire on June 30, 2020, and provides for rent escalations over its life, with minimum, annualized straight-line rental income of $73,749, representing a 7.9% increase over that of the previous lease. In connection with the termination of the previous lease, during the three months ended March 31, 2015, we wrote off an aggregate amount of $32,497 related to deferred rent asset balances and rental income that had been recorded in prior periods.

On February 23, 2015, we renewed the lease with the tenant occupying Spring Valley, which lease was originally set to expire on September 30, 2016. The lease was renewed for an additional six years, through September 30, 2022, and provides for rent escalations over its life, with minimum annualized, straight-line rental income of $327,904, representing a 32.5% increase over that of the previous lease. The new lease also grants the tenant two options to extend the lease for an additional six years each.

Intangible Assets and Liabilities

The following table summarizes the carrying value of lease intangibles and the accumulated amortization for each intangible asset or liability class as of March 31, 2015, and December 31, 2014:

	March 31, 2015		December 31, 2014
	Lease	Accumulated	Lease	Accumulated
	Intangibles	Amortization	Intangibles	Amortization
In-place leases	$1,170,083	$(448,741)	$869,207	$(263,428)
Leasing costs	480,790	(116,619)	357,210	(80,617)
Tenant relationships	718,351	(124,270)	501,670	(66,467)

	$2,369,224	$(689,630)	$1,728,087	$(410,512)

	Deferred	Accumulated	Deferred	Accumulated
	Rent Asset	(Amortization)	Rent Asset	(Amortization)
	(Liability)	Accretion	(Liability)	Accretion
Above-market lease values (1)	$65,203	$(14,422)	$65,203	$(9,027)
Below-market lease values (2)	(371,707)	217,337	(371,707)	162,194

	$(306,504)	$202,915	$(306,504)	$153,167

(1)	Above-market lease values are included as a part of Other assets in the accompanying Condensed Consolidated Balance Sheets , and the related amortization is recorded as a reduction of rental income.
(2)	Below-market lease values are included as a part of Other liabilities in the accompanying Condensed Consolidated Balance Sheets , and the related accretion is recorded as an increase to rental income.

The estimated aggregate amortization expense to be recorded related to in-place leases, leasing costs and tenant relationships and the estimated net impact on rental income from the amortization of above- and below-market lease values for the remainder of 2015 and each of the five succeeding fiscal years and thereafter is as follows:

		Estimated	Estimated Net
		Amortization	Increase (Decrease)
Period		Expense	in Rental Revenue
For the remaining nine months ending December 31,	2015	$615,234	$107,289
For the fiscal years ending December 31:	2016	478,400	(17,004)
	2017	188,494	(8,437)
	2018	68,122	4,577
	2019	65,410	4,577
	2020	58,549	4,577
	Thereafter	205,385	8,010

		$1,679,594	$103,589

Lease Expirations

The following table summarizes the lease expirations by year for our properties with leases in place as of March 31, 2015:

	Number of	Expiring	% of	Rental Revenue for the	% of Total
	Expiring	Leased	Total	Three Months Ended	Rental
Year	Leases	Acreage	Acreage	March 31, 2015	Revenue
2015 (1)	4	405	4.6%	$351,496	13.4%
2016	1	331	3.8%	186,216	7.1%
2017	7	351	4.0%	235,144	9.0%
2018	3	370	4.2%	92,121	3.5%
2019	0	0	0.0%	—	0.0%
2020	4	1,138	12.9%	743,216	28.3%
Thereafter	11	6,194	70.5%	1,014,134	38.7%

Totals	30	8,789	100.0%	$2,622,327	100.0%

(1)	Includes a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis. The remaining three leases originally scheduled to expire in 2015 were renewed subsequent to March 31, 2015. See Note 9, “Subsequent Events,” for further discussion on these lease renewals.

Future Lease Payments

Future operating lease payments from tenants under all non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2015 and each of the five succeeding fiscal years and thereafter as of March 31, 2015, are as follows:

		Tenant Lease
Period		Payments
For the remaining nine months ending December 31,	2015	$5,977,677
For the fiscal years ending December 31:	2016	9,188,301
	2017	8,122,043
	2018	7,525,864
	2019	7,579,161
	2020	6,322,196
	Thereafter	15,653,602

		$60,368,844

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay real estate property taxes on the respective parcels of land in the event the tenants fail to pay them. The aggregate annual real estate property taxes for all parcels of land owned by us as of March 31, 2015, are approximately $1,075,000. As of March 31, 2015, due to the terms of certain of our leases currently in place, the annualized amount of real estate property taxes for which we are responsible is approximately $518,000. However, effective November 1, 2015, the lease structures on two of our farms will convert from modified gross leases to pure, triple-net leases, reducing the portion of the annual real estate property taxes for which we are responsible by approximately $171,000.

Portfolio Diversification and Concentrations

Diversification

The following table summarizes the geographic locations, by state, of our properties with leases in place as of March 31, 2015 and 2014:

	As of and For the Three Months Ended March 31, 2015					As of and For the Three Months Ended March 31, 2014
	Number		% of		% of Total	Number		% of		% of Total
	of	Total	Total	Rental	Rental	of	Total	Total	Rental	Rental
State	Farms	Acres	Acres	Revenue	Revenue	Farms	Acres	Acres	Revenue	Revenue
California	15	2,722	31.0%	$1,839,707	70.2%	8	1,454	24.2%	$1,013,612	67.8%
Oregon	4	2,313	26.3%	291,537	11.1%	2	2,113	35.2%	238,025	15.9%
Florida	10	1,723	19.6%	349,488	13.3%	6	402	6.7%	116,982	7.8%
Arizona	1	1,761	20.0%	79,916	3.0%	1	1,761	29.4%	72,757	4.9%
Michigan	4	270	3.1%	61,679	2.4%	4	270	4.5%	54,260	3.6%

	34	8,789	100.0%	$2,622,327	100.0%	21	6,000	100.0%	$1,495,636	100.0%

Concentrations

Credit Risk

All of our farms are leased to unrelated, third-party tenants. Two of our farms are leased to the same tenant, Dole Food Company (“Dole”). As of March 31, 2015, 960 acres were leased to Dole, representing 10.9% of the total acreage we owned. Furthermore, aggregate rental income attributable to Dole accounted for approximately $0.7 million, or 28.1%, of the rental revenue recorded during the three months ended March 31, 2015. Rental income from Dole accounted for 47.2% of the total rental revenue recorded during the three months ended March 31, 2014. In addition, a separate tenant accounted for approximately 11.7% and 12.7% of the total rental revenue recorded during the three months ended March 31, 2015 and 2014, respectively. If either tenant fails to make rental payments or elects to terminate their lease, and the land cannot be re-leased on satisfactory terms, there would likely be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total rental revenue recorded during the three months ended March 31, 2015 or 2014.

Geographic Risk

15 of our 34 farms owned as of March 31, 2015, are located in California. As of March 31, 2015, our farmland in California accounted for 2,722 acres, or 31.0% of the total acreage we owned. Furthermore, these farms accounted for approximately $1.8 million, or 70.2%, of the rental revenue recorded during the three months ended March 31, 2015. Rental revenue from our farms in California accounted for 67.8% of the total rental income recorded by us during the three months ended March 31, 2014. However, our farms are spread across 3 of the many different growing regions within California. In addition, our farms in Florida accounted for approximately 13.3% of the rental revenue recorded during the three months ended March 31, 2015, and our farms in Oregon accounted for approximately 11.1% and 15.9% of the rental revenue recorded during the three months ended March 31, 2015 and 2014, respectively. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of the total rental revenue recorded during the three months ended March 31, 2015 or 2014.

NOTE 4. RELATED-PARTY TRANSACTIONS

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits and general expenses directly. The current advisory agreement with our Advisor (the “Advisory Agreement”) and the current administration agreement with our Administrator (the “Administration Agreement”) became effective February 1, 2013. The management and administrative services and fees under both of these agreements are described below.

Advisory Agreement

Base Management Fee

Pursuant to the Advisory Agreement that went into effect on February 1, 2013, we pay an annual base management fee equal to a percentage of our adjusted stockholders’ equity, which is defined as our total stockholders’ equity at the end of each quarter less the recorded value of any preferred stock we may issue and, for 2013 only, any uninvested cash proceeds from the IPO. For 2013, the base management fee was set at 1.0% of our adjusted stockholders’ equity; however, beginning January 1, 2014, we pay a base management equal to 2.0% of our adjusted stockholders’ equity, which no longer excludes uninvested cash proceeds from the IPO.

Incentive Fee

Pursuant to the Advisory Agreement, we also pay an additional quarterly incentive fee based on funds from operations (“FFO”). For purposes of calculating the incentive fee, our FFO, before giving effect to any incentive fee (our “Pre-Incentive Fee FFO”) will include any realized capital gains or losses, less any distributions paid on our preferred stock, but will not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our Pre-Incentive Fee FFO for a particular calendar quarter exceeds a hurdle rate of 1.75% (7% annualized) of our total stockholders’ equity at the end of the quarter. Our Adviser will receive 100% of the amount of the Pre-Incentive Fee FFO for the quarter that exceeds the hurdle rate but is less than 2.1875% of our total stockholders’ equity at the end of the quarter (8.75% annualized), and 20% of the amount of our Pre-Incentive Fee FFO that exceeds 2.1875% for the quarter.

To date, our Adviser has not earned an incentive fee, as our Pre-Incentive Fee FFO has not exceeded the hurdle rate.

Administration Agreement

Pursuant to the Administration Agreement that went into effect on February 1, 2013, we pay for our allocable portion of the Administrator’s expenses incurred while performing services to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president) and their respective staffs. From February 1, 2013, through June 30, 2014, our allocable portion of these expenses was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by our Adviser.

As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses is now generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements. This change in methodology resulted in an increase in the fee we paid to our Administrator of approximately 137% for the six months ended December 31, 2014, as compared to the first six months of the fiscal year and an increase of 98% for the three months ended March 31, 2015, as compared to the prior-year period.

The following table summarizes the management fees, incentive fees and associated credits and the administration fees reflected in our accompanying Condensed Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2015	2014
Management fee(1)(2)	$295,748	$240,964
Credit from voluntary, irrevocable waiver by Adviser’s board of directors (2)(3)	(320,905)	—

Net fee to our Adviser	$(25,157)	$240,964

Administration fee(1)(2)	$130,936	$66,158

(1)	Pursuant to the Advisory and Administration Agreements, respectively, which became effective on February 1, 2013.
(2)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.
(3)	The credit received from our Adviser for the three months ended March 31, 2015, was attributable to a finder’s fee earned by our Adviser in connection with a farm we acquired during the three months ended March 31, 2015, which fee was granted to us as a waiver to be applied against the fees we pay to our Adviser.

Related-Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
Management fee due to Adviser	$295,748	$301,487
Credits to fees due to Adviser	(320,905)	—
Other due to Adviser(1)	11,707	3,187

Total due (from) to Adviser	(13,450)	304,674

Administration fee due to Administrator	130,936	166,427

Total due to Administrator	130,936	166,427

Total due to related parties (2)	$117,486	$471,101

(1)	Other fees due to related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser or Administrator on our behalf.
(2)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.

NOTE 5. BORROWINGS

Our borrowings as of March 31, 2015, and December 31, 2014, are summarized below:

						As of March 31, 2015					As of December 31, 2014
Issuer	Type of Issuance	Dates of Issuance	Initial Commitment	Maturity Date(s)		Principal Outstanding	Stated Interest Rate(1)		Undrawn Commitment		Principal Outstanding	Stated Interest Rate(1)		Undrawn Commitment
MetLife	Mortgage Note Payable	5/9/2014	100,000,000	1/5/2029		$66,331,998	3.61%		33,668,002	(2)	66,331,998	3.61%		33,668,002	(2)
MetLife	Line of Credit	5/9/2014	25,000,000	4/5/2024		11,800,000	2.76%		13,200,000	(2)	4,000,000	2.75%		21,000,000	(2)
Farm Credit	Mortgage Notes Payable	9/19/2014– 3/10/2015	14,888,280	5/1/2020– 8/1/2034		14,681,805	3.48	% (3)	—		12,410,363	3.53	% (3)	—
Farmer Mac	Bonds Payable	12/11/2014	75,000,000	12/11/2019– 1/6/2020	(4)	13,853,000	3.25%		61,147,000	(5)	3,675,000	3.25%		71,325,000	(5)

				Totals:		$106,666,803			$108,015,002		$86,417,361			$125,993,002

(1)	Represents the weighted-average, blended rate on the respective borrowing facilities as of each March 31, 2015, and December 31, 2014.
(2)	Based on the properties that were pledged as collateral as of March 31, 2015, and December 31, 2014, approximately $7.5 million and $ 13.8 million, respectively, of the undrawn commitment was available for us to draw.
(3)	Rate is before interest repatriation. 2014 interest patronage received resulted in a reduction to our effective interest rate of 12.7%.
(4)	If facility not fully utilized by December 11, 2016, Farmer Mac has the option to be relieved of its obligations to purchase additional bonds under the facility.
(5)	At each March 31, 2015, and December 31, 2014, there was no additional availability to draw under this facility, as no additional properties had been pledged as collateral.

The weighted-average effective interest rate charged on all of our borrowings, excluding the impact of deferred financing costs and before any interest repatriation, was 3.6% and 3.5% for the three months ended March 31, 2015 and 2014, respectively.

MetLife Credit Facility

On May 9, 2014, we closed on a mortgage loan facility and revolving line of credit with Metropolitan Life Insurance Company (“MetLife”) for an aggregate amount of up to $125.0 million (the “MetLife Credit Facility”), which replaced our prior facility with MetLife. The MetLife Credit Facility consists of a $100.0 million long-term note payable (the “MetLife Note Payable”) and a $25.0 million revolving equity line of credit (the “MetLife Line of Credit”). Under the MetLife Credit Facility, we may borrow up to 58% of the aggregate of the lower of cost or the appraised value of the real property pledged as collateral.

The MetLife Note Payable is scheduled to mature on January 5, 2029, and we may not repay the note prior to maturity, except on one of the interest rate adjustment dates. Initial advances bear interest at a fixed rate of 3.50% per annum, plus an unused fee of 0.20% on undrawn amounts, and interest rates for subsequent disbursements are based on prevailing market rates at the time of such disbursements. The interest rates on the initial advance and any subsequent disbursements will be subject to adjustment every three years. If we have not drawn the full commitment amount of $100.0 million by December 31, 2016, MetLife has the option to be relieved of its obligation to disburse the additional funds under this loan. As of March 31, 2015, there was approximately $66.3 million outstanding under the MetLife Note Payable that bore interest at a blended rate of 3.61% per annum.

The MetLife Line of Credit is scheduled to mature on April 5, 2024, and advances will initially bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.50%, with a minimum annualized rate of 2.75%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the MetLife Line of Credit will be subject to adjustment in April 2017. As of March 31, 2015, there was $11.8 million outstanding under the MetLife Line of Credit that bore interest at a rate of 2.76% per annum.

The continuing ability to borrow under the MetLife Credit Facility will be subject to our ongoing compliance with various affirmative and negative covenants, including with respect to liens, indebtedness, mergers and asset sales. The MetLife Credit Facility also requires that we satisfy financial covenants on a consolidated basis at the end of each calendar quarter, including:

•	a debt-to-asset-value ratio of equal to or less than 65%;

•	a net worth value in excess of $50,000,000;

•	a debt-to-two-times-net-worth ratio of equal to or less than 0.65; and

•	a rental-revenue-to-debt ratio of equal to or greater than 5.0%.

As of March 31, 2015, we were in compliance with all covenants.

Amounts owed under the MetLife Credit Facility are guaranteed by us and each subsidiary of ours that owns a property pledged as collateral pursuant to the loan documents.

A portion of the proceeds from the MetLife Credit Facility was used to repay amounts owed under our prior facility with MetLife, for which no early termination penalties or fees were incurred. In connection with obtaining the MetLife Credit Facility and the subsequent pledging of properties under the facility, as of March 31, 2015, we have incurred aggregate financing costs of $614,611, including loan origination fees of $220,500. In addition, $298,614 of unamortized deferred financing costs associated with our prior facility with MetLife was further deferred and are being amortized over the term of our MetLife Credit Facility.

As of March 31, 2015, the following properties were pledged as collateral under the MetLife Credit Facility: San Andreas, West Gonzales, West Beach, Dalton Lane, 38th Avenue, Sequoia Street, Natividad Road, 20th Avenue, Broadway Road, Oregon Trail, East Shelton, Collins Road, Spring Valley, Naumann Road, Sycamore Road and Santa Clara Avenue. With these properties pledged as collateral, as of March 31, 2015, we had the ability to draw an additional $7.5 million under the MetLife Credit Facility.

Farm Credit Notes Payable

On September 19, 2014, we, through certain subsidiaries of our Operating Partnership, closed on two loans from Farm Credit of Central Florida, FLCA (“Farm Credit”), in the aggregate amount of approximately $4.2 million, and on September 29, 2014, we obtained an additional loan for approximately $8.3 million (collectively, the “2014 Farm Credit Notes Payable”). In addition, on March 10, 2015, we obtained an additional loan for approximately $2.4 million (the “2015 Farm Credit Note Payable,” and, together with the 2014 Farm Credit Notes Payable, the “Farm Credit Notes Payable”). As of March 31, 2015, after scheduled principal amortization on certain of the loans, aggregate borrowings from Farm Credit were approximately $14.7 million.

The 2014 Farm Credit Notes Payable are scheduled to mature on August 1, 2034, and will bear interest (before interest repatriation) at a blended fixed rate of 3.53% per annum through July 31, 2017; thereafter, the interest rate will be equal to the one-month LIBOR, plus 2.875%. The 2015 Farm Credit Note Payable, which is non-amortizing, is scheduled to mature on May 1, 2020, and will bear interest (before interest repatriation) at a fixed rate of 3.20% per annum throughout its term. The original principal amounts borrowed from Farm Credit equaled approximately 60% of the aggregate appraised value of the real properties pledged as collateral under the Farm Credit Notes Payable.

Our agreement with Farm Credit contains various affirmative and negative covenants, including with respect to liens, indebtedness, mergers and asset sales. The Farm Credit Notes Payable also require us to satisfy financial covenants on a consolidated basis at the end of each calendar year, including having:

•	a net worth value in excess of $50,000,000; and

•	a maximum leverage ratio of equal to or less than 65%.

As of March 31, 2015, we were in compliance with all covenants.

Certain amounts owed under the Farm Credit Notes Payable, limited to 12 months of principal and interest due under the loans, are guaranteed by us pursuant to the loan documents.

Proceeds from the Farm Credit Notes Payable were invested into the acquisition of new farms and to repay amounts owed under the MetLife Line of Credit. In connection with the Farm Credit Notes Payable, as of March 31, 2015, we have incurred aggregate financing costs of $151,157, including loan origination fees of $93,053.

As of March 31, 2015, the following properties were pledged as collateral under the Farm Credit Notes Payable: Trapnell Road, McIntosh Road, Wauchula Road and Parrish Road.

Subsequent to March 31, 2015, we obtained two additional loans from Farm Credit. See Note 9, “Subsequent Events,” for further discussion on these loans.

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

Pursuant to the Bond Purchase Agreement, we may, from time to time, issue one or more bonds to the Bond Purchaser that will be secured by a security interest in one or more loans originated by us (pursuant to the Pledge and Security Agreement described below), which, in turn, will be collateralized by first liens on agricultural real estate owned by subsidiaries of ours. The interest rate for each bond issuances will be based on prevailing market rates at the time of such issuance, and prepayment of each bond issuance will not be permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement. The bonds issued will have a maximum aggregate, effective loan-to-value ratio of 60% of the underlying agricultural real estate, after giving effect to the overcollateralization obligations described below. If we have not issued bonds to the Bond Purchaser such that the aggregate bond issuances total $75.0 million by December 11, 2016, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility.

On December 11, 2014, we completed an initial issuance under the Farmer Mac Facility, for which we received proceeds of approximately $3.7 million. On January 5, 2015, we issued an additional bond under the Farmer Mac Facility, for which we received proceeds of approximately $10.2 million. These bond issuances are scheduled to mature on December 11, 2019, and January 6, 2020, respectively. Each of these issuances, which are both non-amortizing over their respective five-year terms, will bear interest at a fixed rate of 3.25% per annum throughout their terms.

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

As of March 31, 2015, we were in compliance with all covenants.

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

Proceeds from the bond issuances were used to acquire additional farms, repay amounts owed under the MetLife Line of Credit and for other general corporate purposes. In connection with the Farmer Mac Facility, we incurred aggregate financing costs of $47,295. As of March 31, 2015, Dufau Road and Espinosa Road were pledged as collateral under the Farmer Mac Facility.

Debt Service – Aggregate Maturities

Scheduled principal payments of our aggregate borrowings as of March 31, 2015, for the remainder of 2015 and each of the five succeeding fiscal years and thereafter are as follows:

		Scheduled
Period		Principal Payments
For the remaining nine months ending December 31,	2015	$522,443
For the fiscal years ending December 31:	2016	2,947,300
	2017	2,866,043
	2018	2,787,631
	2019	6,386,962
	2020	15,191,622
	Thereafter	75,964,802

		$106,666,803

Fair Value

ASC 820 provides a definition of fair value that focuses on the exchange (exit) price of an asset or liability in the principal, or most advantageous, market and prioritizes the use of market-based inputs to the valuation. ASC 820-10 establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 — inputs are based upon quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 — inputs are based upon quoted prices for similar assets or liabilities in active or inactive markets or model-based valuation techniques, for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities;

•	Level 3— inputs are generally unobservable and significant to the fair valuation measurement. These unobservable inputs are generally supported by little or no market activity and are based upon management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The fair value of the mortgage notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms.

As of March 31, 2015, the aggregate fair value of our mortgage notes and bonds payable was approximately $95.0 million, as compared to an aggregate carrying value of $94.9 million. Due to the revolving nature of our MetLife Line of Credit and the lack of changes in market credit spreads, its fair value as of March 31, 2015, is deemed to approximate its carrying value of $11.8 million.

NOTE 6. STOCKHOLDERS’ EQUITY

Distributions

The distributions to common stockholders declared by our Board of Directors and paid by us during the three months ended March 31, 2015 and 2014 are reflected in the table below.

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share
2015	January 13, 2015	January 23, 2015	February 3, 2015	$0.035
	January 13, 2015	February 18, 2015	February 27, 2015	0.035
	January 13, 2015	March 20, 2015	March 31, 2015	0.035

Three Months ended March 31, 2015				$0.105

2014	January 7, 2014	January 22, 2014	January 31, 2014	$0.030
	January 7, 2014	February 19, 2014	February 28, 2014	0.030
	January 7, 2014	March 17, 2014	March 31, 2014	0.030

Three Months ended March 31, 2014				$0.090

We will provide information related to the federal income tax characterization of our 2015 distributions in an IRS Form 1099-DIV, which will be mailed to our stockholders in January 2016.

Registration Statement

We filed a universal registration statement on Form S-3 (File No. 333-194539) with the SEC on March 13, 2014, which the SEC declared effective on April 2, 2014. This universal registration statement permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of two or more of such securities. As of March 31, 2015, we have issued 1,223,453 shares of common stock for gross proceeds of $15.0 million under this universal registration statement.

On November 5, 2014, we filed a registration statement on Form S-11 (File No. 333-199896) with the SEC, and on each of April 27 and May 11, 2015, we filed pre-effective amendments to such registration statement, which the SEC declared effective on May 13, 2015. Pursuant to this registration statement, we completed a public offering of 1,250,000 shares of our common stock at a public offering price of $11.40 on May 15, 2015. See Note 9, “Subsequent Events,” for further discussion on this offering.

NOTE 7. COMMITMENTS AND CONTINGENCIES

As a result of the fire on West Gonzales in April 2014, as of March 31, 2015, we have paid $320,828 for repairs, the full amount of which was reimbursed through insurance proceeds. We have one additional payment of $35,648 remaining to complete the repairs, which we expect to occur during the three months ending June 30, 2015, and we have received assurance from the insurance company of full recovery for this amount. In addition, we paid $175,956 to further upgrade the insulation inside the cooler, for which $113,371 was reimbursed through insurance proceeds. We are currently seeking reimbursement for the remainder of this amount.

In connection with the follow-on lease we executed upon our acquisition of Sycamore Road in July 2014, we are required to make certain irrigation improvements on the property to increase overall water availability by November 1, 2015. These improvements are expected to be completed during the three months ending September 30, 2015. As of March 31, 2015, we have expended or accrued $562,500 related to these improvements, and we expect to incur additional costs of approximately $188,000. In addition, we will earn additional rent on the total cost of these improvements, up to a total cost of $750,000, commensurate with the annual yields on the farmland.

In connection with the lease we executed upon our acquisition of Wauchula Road in September 2014, we agreed to fund certain irrigation upgrades at the tenant’s option. Currently, 125 of the 590 farm acres on the property are subject to drip irrigation. Pursuant to the lease, the tenant has the option to construct irrigation improvements necessary to convert all or a portion of the drip-irrigated acres to overhead irrigation and be reimbursed by us, up to a maximum aggregate cost of $1.5 million. The lease provides for additional rental income to be earned on the newly-converted acres upon completion of the irrigation improvements. The tenant has informed us of their intention to construct these improvements, and the work is expected to be completed during the three months ending September 30, 2015.

Upon acquiring Espinosa Road in January 2015, we assumed an eminent domain lawsuit brought by the California Department of Transportation (“CalTrans”) against the previous owner of the property for approximately 4.5 acres of nonfarmable land. CalTrans had offered $160,000 to the previous owner as payment for the 4.5 acres; however, this offer was rejected. We intend to accept this offer of $160,000 as fair compensation for the 4.5 nonfarmable acres, and we expect this lawsuit to be settled during the second half of 2015.

In connection with our acquisition of Parrish Road in March 2015, for which we initially paid approximately $3.2 million, we committed to providing $700,000 as additional compensation, contingent upon the approval by a local water management district of increases in certain water permits on the property. We expect these permits to be approved during the three months ending September 30, 2015. In addition, we also committed to providing up to an additional $500,000 of capital to the tenant for certain irrigation improvements and upgrades on the property, for which we will earn additional rent on the total amount of capital committed by us. The tenant has informed us of their intention to construct these improvements, and the work is expected to be completed during the three months ending September 30, 2015.

Litigation

We are not currently subject to any material known or threatened litigation.

NOTE 8. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014. Earnings per share is computed using the weighted average number of shares outstanding during the respective periods.

	2015	2014
Net income	$24,574	$20,918
Weighted average shares of common stock outstanding – basic and diluted	7,753,717	6,530,264

Basic and diluted earnings per common share	$0.00	$0.00

NOTE 9. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through May 15, 2015, the day the financial statements were issued.

Leasing Activity

On April 8, 2015, the tenant occupying Santa Clara informed us of their desire to exercise the option to extend the two existing leases, which were originally set to expire on July 31, 2015. The leases were each extended for an additional two years, through July 31, 2017, and provide for annualized, straight-line rental income of approximately $1,303,000, representing a 5.8% increase over that of the previous leases.

On April 13, 2015, we renewed the lease with the tenant occupying Dalton Lane, which was originally set to expire on October 31, 2015. The lease was renewed for an additional five years, through October 31, 2020, and provides for rent escalations over its life, with annualized, straight-line rental income of approximately $164,000, representing a 16.8% increase over that of the previous lease. The new lease also grants the tenant one option to extend the lease for an additional five years.

Financing Activity

On April 9, 2015, and May 8, 2015, we obtained two additional loans from Farm Credit for approximately $0.9 million (the “Keysville Note”) and $2.6 million (the “Colding Loop Note”), respectively. The Keysville Note, which is non-amortizing, is scheduled to mature on May 1, 2020, and will bear interest at a fixed rate of 3.20% per annum throughout its term. Through April 30, 2018, the Colding Loop Note, which is scheduled to mature on May 1, 2030, will bear interest only at a fixed rate of 2.90% per annum, thereafter converting to an amortizing note bearing interest at a variable rate equal to the one-month LIBOR plus a spread of 3.00%. Proceeds from these notes were used to repay amounts owed under the MetLife Line of Credit and for other general corporate purposes.

2015 Equity Issuance

On May 15, 2015, we completed a public offering of 1,250,000 shares of our common stock at a public offering price of $11.40 per share. As a result of this offering, we received gross proceeds of approximately $14.3 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $13.3 million. In connection with this offering, we granted the underwriters an over-allotment option to issue up to an additional 187,500 shares of our common stock, which option has not yet been exercised. We intend to use $8.4 million of these proceeds to repay amounts owed under the MetLife Line of Credit, with the remainder going towards future potential acquisitions and for other general corporate purposes.

Distributions

On April 14, 2015, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 24, 2015	May 5, 2015	$0.04
May 19, 2015	May 29, 2015	0.04
June 19, 2015	June 30, 2015	0.04

	Total:	$0.12

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

For further information about these and other factors that could affect our future results, please see the captions titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2015. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q, except as required by law.

All references to “we,” “our,” “us” and the “Company” in this Quarterly Report mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term refers only to Gladstone Land Corporation.

OVERVIEW

General

We are an externally-managed real estate investment trust (“REIT”) that is engaged primarily in the business of owning and leasing farmland; we are not a grower, nor do we farm the properties we own. We currently own 8,789 acres, comprised of 34 farms (15 in California, 10 in Florida, 4 in Michigan, 4 in Oregon and 1 in Arizona) that are leased to 29 separate tenants. Our tenants consist of both independent and corporate farming operations, all of which are unrelated to us. We intend to acquire more farmland in these and other states in our regions of focus that is or will be leased to farmers, and we expect that most of our future tenants will be independent or corporate farming operations that are unrelated to us. We may also acquire property related to farming, such as cooling facilities, freezer buildings, packinghouses, box barns, silos, storage facilities, greenhouses, processing plants and distribution centers. We generally lease our properties on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs (including drought insurance if we were to acquire properties that depend upon rainwater for irrigation), maintenance and other operating costs. We may also elect to sell farmland at certain times, such as when the land could be developed by others for urban or suburban uses.

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

Leases

Most of our agricultural leases are on a triple-net basis and have original terms ranging from 3 to 10 years for properties growing row crops and 5 to 15 years for properties growing permanent crops, often with options to extend the lease further. Rent is generally payable to us on either an annual or semi-annual basis, with one-half due at the beginning of the year and the other half due later in the year. Further, most of our leases contain provisions that provide for annual increases in the rental amounts payable by the tenants, often referred to as escalation clauses. The escalation clauses may specify fixed dollar amount or percentage increases each year, or it may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect current market rents. We have not entered into any leases that include variable rent based on the success of the harvest each year; however, should we choose to do so, we would generally require the lease to include the guarantee of a minimum amount of rental income that satisfies our investment return criteria. Currently, our 34 farms are leased under original lease terms ranging from 1 to 15 years, with 19 farms leased on a pure triple-net basis, and 15 farms leased on a partial-net basis, with the landlord responsible for all or a portion of the related property taxes. However, due to follow-on leases we have executed on certain of our properties, two of our farms that are currently leased on a partial-net basis will convert to pure triple-net leases in November 2015.

We monitor our tenants’ credit quality on an ongoing basis by, among other things, periodically conducting site visits of the properties to ensure farming operations are taking place and to assess the general maintenance of the properties. To date, no changes to credit quality of our tenants have been identified, and all tenants continue to pay pursuant to the terms of their respective leases.

Lease Expirations

Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for renewal or extension. We had three agricultural leases that were originally due to expire in 2015, all of which have been renewed or extended. These leases were renewed or extended for periods ranging from two to six additional years at rental rates representing an average increase of 9.3% over the respective previous leases. In addition, we renewed one of our leases that was originally scheduled to expire in 2016 for an additional six years at a 32.5% increase in the rental rate. All of these leases were renewed or extended with the existing tenants, thus incurring no downtime on any of the farms. In aggregate, these properties accounted for approximately 6.3% of the total acreage owned as of March 31, 2015, and 15.9% of the total rental income recorded for the three months ended March 31, 2015.

We have one additional agricultural lease due to expire in 2016. We have begun negotiations with the existing tenant on the property, and we anticipate being able to renew the lease prior to its expiration. Further, given the current market conditions in the regions where the farm is located, we expect to be able to renew the lease at a higher rental rate than that of the existing lease. However, there can be no assurance that we will be able to renew the lease at a rate favorable to us, if at all, or be able to find a replacement tenant, if necessary.

In addition, we also have a surface area lease with an oil company on eight acres of West Gonzales that is renewed on an annual basis and continues for so long as the tenant continues to use its oil rights. We have received confirmation that the tenant intends to continue its lease for 2015. Under the terms of the lease, the amount of rent owed increases on an annual basis commensurate with the rental increases per the agricultural lease in place on West Gonzales. This lease accounted for approximately 0.3% of the rental income recorded during the three months ended March 31, 2015.

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

Recent Developments

Investment Activity

During the three months ended March 31, 2015, we acquired two farms in two separate transactions, which are summarized in the table below:

				Number				Total			Annualized
Property	Property	Acquisition	Total	of	Primary	Lease	Renewal	Purchase	Acquisition		Straight-line
Name	Location	Date	Acreage	Farms	Crop(s)	Term	Options	Price	Costs		Rent(1)
Espinosa Road(2)	Salinas, CA	1/5/2015	331	1	Strawberries	1.8 years	None	$16,905,500	$85,805	(3)	$778,342
Parrish Road	Duette, FL	3/10/2015	419	1	Strawberries	10.3 years	2 (5 years)	3,913,280	99,990	(3)	251,832

			750	2				$20,818,780	$185,795		$1,030,174

(1)	Annualized straight-line amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market and below-market lease values recorded.
(2)	In connection with this acquisition, our Adviser earned a finder’s fee of $320,905, which fee was fully credited back to us by our Adviser during the three months ended March 31, 2015. See Note 4, “Related-Party Transactions” for further discussion on this fee.
(3)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $2,625 of direct leasing costs in connection with these acquisitions.

Leasing Activity

The following significant leasing events occurred with regard to our already-existing properties:

•	Keysville Road. On February 9, 2015, we terminated the lease with the tenant occupying 59 acres of farmland near Plant City, Florida, and, on February 10, 2015, entered into a lease with a new tenant to occupy the property. The new lease is scheduled to expire on June 30, 2020, four years beyond that of the previous lease, and provides for rent escalations over its life, with minimum, annualized straight-line rental income of $73,749, representing a 7.9% increase over that of the previous lease. In connection with the termination of the previous lease, during the three months ended March 31, 2015, we wrote off $32,497 of rental income that had been recorded in prior periods.

•	Spring Valley. On February 23, 2015, we renewed the lease with the tenant occupying 145 acres of farmland near Watsonville, California, which was originally set to expire on September 30, 2016. The lease was renewed for an additional six years, through September 30, 2022, and provides for rent escalations over its life, with minimum annualized, straight-line rental income of $327,904, representing a 32.5% increase over that of the previous lease. The new lease also grants the tenant two options to extend the lease for an additional six years each.

•	Santa Clara. On April 8, 2015, the tenant occupying 333 acres of farmland near Oxnard, California, informed us of their desire to exercise the option to extend the two existing leases, which were originally set to expire on July 31, 2015. The leases were extended for an additional two years, through July 31, 2017, and provide for annualized, straight-line rental income of approximately $1,303,000, representing a 5.8% increase over that of the previous leases.

•	Dalton Lane. On April 13, 2015, we renewed the lease with the tenant occupying 72 acres of farmland near Watsonville, California, which was originally set to expire on October 31, 2015. The lease was renewed for an additional five years, through October 31, 2020, and provides for rent escalations over its life, with annualized, straight-line rental income of approximately $164,000, representing a 16.8% increase over that of the previous lease. The new lease also grants the tenant one option to extend the lease for an additional five years.

Financing Activity

Farm Credit

Since January 1, 2015, we have closed on three separate loans with Farm Credit of Central Florida, FLCA (“Farm Credit”), for an aggregate amount of approximately $5.9 million. Terms of each of these notes are summarized in the following table:

Date of	Initial	Maturity	Current Balance	Principal
Issuance	Commitment	Date	Outstanding	Amortization		Interest Rate Terms(1)
3/10/2015	2,374,680	5/1/2020	2,374,680	None		3.20%, fixed throughout term
4/9/2015	897,600	6/1/2020	897,600	None		3.20%, fixed throughout term
5/8/2015	2,640,000	5/1/2030	2,640,000	None	(2)	2.90%, fixed through 4/30/2018; variable thereafter (1-mo LIBOR + 3.00%)

(1)	Before interest repatriation. Interest patronage received for 2014 reduced our effective interest rate by 12.7%.
(2)	Interest only through April 30, 2018. Note converts to a 20-year amortization thereafter.

Proceeds from these notes were used to repay existing indebtedness and for other general corporate purposes.

Farmer Mac

Pursuant to a bond purchase agreement we entered into on December 5, 2014, with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation for a secured note purchase facility that provides for bond issuances up to an aggregate principal amount of $75.0 million (the “Farmer Mac Facility”), we issued a bond on January 5, 2015, for which we received proceeds of approximately $10.2 million. The bond issuance, which is non-amortizing, is schedule to mature on January 6, 2020, and will bear interest at a fixed rate of 3.25% per annum throughout its term. Proceeds from this bond issuance were used for a property acquisition.

2015 Equity Issuance

On May 15, 2015, we completed a public offering of 1,250,000 shares of our common stock at a public offering price of $11.40 per share. As a result of this offering, we received gross proceeds of approximately $14.3 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $13.3 million. In connection with this offering, we granted the underwriters an over-allotment option to issue up to an additional 187,500 shares of our common stock, which option has not yet been exercised. We intend to use $8.4 million of these proceeds to repay amounts owed under the MetLife Line of Credit, with the remainder going towards future potential acquisitions and for other general corporate purposes.

Portfolio Diversity

Since our IPO in January 2013, we have expanded our portfolio of 12 farms leased to 7 different, unrelated tenants to a current portfolio of 34 farms leased to 29 different, unrelated tenants. While our focus remains in farmland suitable for growing fresh produce row crops, we have also begun to diversify our portfolio into farmland suitable for other crop types, including permanent crops, consisting primarily of blueberries, and certain commodity crops, consisting primarily of corn and beans. The following table summarizes the different sources of revenues for our properties with leases in place as of and for the three months ended March 31, 2015 and 2014:

	As of and For the				As of and For the				Annualized Straight-
	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014				line Rental Income as of
	Total	% of Total			Total	% of Total			March 31, 2015(1)
	Farmable	Farmable	Rental	% of Total	Farmable	Farmable	Rental	% of Total	Total Rental	% of Total
Revenue Source	Acres	Acres	Revenue	Revenue	Acres	Acres	Revenue	Revenue	Revenue	Revenue
Annual row crops – fresh produce(2)	5,259	73.2%	$2,083,911	79.5%	4,719	71.0%	$1,112,099	74.4%	$8,753,342	80.2%
Annual row crops – commodity crops(3)	1,469	20.4%	110,964	4.2%	1,526	23.0%	121,161	8.1%	452,268	4.1%

Subtotal – Total annual row crops	6,728	93.6%	2,194,875	83.7%	6,245	94.0%	1,233,260	82.5%	9,205,610	84.3%
Permanent crops(4)	457	6.4%	138,092	5.3%	400	6.0%	97,250	6.5%	553,766	5.1%

Subtotal – Total crops	7,185	100.0%	2,332,967	89.0%	6,645	100.0%	1,330,510	89.0%	9,759,376	89.4%
Facilities and other(5)	—	0.0%	289,360	11.0%	—	0.0%	165,126	11.0%	1,158,289	10.6%

Total	7,185	100.0%	$2,622,327	100.0%	6,645	100.0%	$1,495,636	100.0%	$10,917,665	100.0%

(1)	Annualized straight-line rent amount is based on the minimum rental payments required per the leases in place as of March 31, 2015, and includes the amortization of any above-/below-markiet lease values and tenant improvements paid for by the tenant.
(2)	Includes berries and other fruits, such as strawberries, raspberries and melons, and vegetables, such as cabbage, carrots, celery, cucumbers, lettuce, mint, onions, peas, peppers, potatoes, radicchio, spinach and tomatoes.
(3)	Includes beans, corn, grass and wheat.
(4)	Includes blueberries, avocados and lemons.
(5)	Consists primarily of rental revenue from: (i) farm-related facilities, such as coolers, packinghouses, distribution centers, residential houses for tenant farmers and other minor farm-related buildings; (ii) a surface area lease with an oil company on a small parcel of one of our properties; and (iii) unused areas on certain of our farms.

Our acquisition of 22 farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations of our properties with leases in place as of and for the three months ended March 31, 2015 and 2014:

									Annualized Straight-
	As of and For the Three					As of and For the Three			line Rental Income as of
	Months Ended March 31, 2015					Months Ended March 31, 2014			March 31, 2015(1)
		% of		% of Total		% of		% of Total	Total	% of Total
	Total	Total	Rental	Rental	Total	Total	Rental	Rental	Rental	Rental
State	Acres	Acres	Revenue	Revenue	Acres	Acres	Revenue	Revenue	Revenue	Revenue
California	2,722	31.0%	$1,839,707	70.2%	1,454	24.2%	$1,013,612	67.8%	$7,419,088	67.9%
Florida	1,723	19.6%	349,488	13.3%	402	6.7%	116,982	7.8%	1,755,394	16.1%
Oregon	2,313	26.3%	291,537	11.1%	2,113	35.2%	238,025	15.9%	1,168,394	10.7%
Arizona	1,761	20.0%	79,916	3.0%	1,761	29.4%	72,757	4.9%	328,075	3.0%
Michigan	270	3.1%	61,679	2.4%	270	4.5%	54,260	3.6%	246,714	2.3%

	8,789	100.0%	$2,622,327	100.0%	6,000	100.0%	$1,495,636	100.0%	$10,917,665	100.0%

(1)	Annualized straight-line rent amount is based on the minimum rental payments required per the leases in place as of March 31, 2015, and includes the amortization of any above-/below-markiet lease values and tenant improvements paid for by the tenant.

Our Adviser and Administrator

We are externally managed pursuant to a contractual investment advisory arrangement with our Adviser, under which our Adviser directly employs certain of our personnel and pays their payroll, benefits and general expenses directly, and our Administrator provides administrative services to us pursuant to a separate administration agreement with our Administrator.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our critical accounting policies is below. We consider these policies to be critical because they involve estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations.

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

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under ASC 360, “Property, Plant and Equipment.” Other of our acquisitions involve the acquisition of farmland that is already being operated as rental property and has a lease in place that we assume at the time of acquisition, which we will generally consider to be a business combination under ASC 805, “Business Combinations.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition, whereas in the case of a business combination, we will expense these transaction costs as incurred. When we account for an acquisition as a business combination, we may also record above-market and below-market in-place lease values based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining, non-cancelable term of the lease. When present, we will amortize the capitalized above-market lease values, included in Other assets on the accompanying Condensed Consolidated Balance Sheets, as a reduction of rental income over the remaining, non-cancelable terms of the respective leases, and we will amortize the capitalized below-market lease values, included in Other liabilities on the accompanying Condensed Consolidated Balance Sheets, as an increase to rental income over the remaining, non-cancelable terms of the respective leases, including that of any fixed-price or below-market renewal options. Since the majority of our transactions include either sale-leaseback transactions with newly-originated leases at market rates or the assumption of short-term leases upon acquisition, we do not expect that the above-market and below-market in-place lease values will be significant for the majority of our transactions.

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

Our Adviser will also estimate costs to execute similar leases, including leasing commissions, legal and other related expenses, to the extent such costs are not already incurred in connection with a new lease origination as part of the transaction. The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on our Adviser’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by our Adviser in allocating these values include the nature and extent of our existing business relationship with the tenant, prospects for developing additional business with the tenant, the tenant’s credit quality and management’s expectations of lease renewals, including those existing under the terms of the current lease agreement, among other factors. We will amortize the value of in-place leases to expense over the initial term of the respective leases. We primarily expect the initial terms of our leases to range from 3 to 10 years for properties growing row crops, with longer terms for properties growing long-term plants such as trees, bushes and vines. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

RESULTS OF OPERATIONS

A comparison of our operating results for the three months ended March 31, 2015 and 2014 is below:

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change
Operating revenues:
Rental revenues	$2,622,327	$1,495,636	$1,126,691	75.3%
Tenant recovery revenue	3,397	—	3,397	N/A

Total operating revenues	2,625,724	1,495,636	1,130,088	75.6%

Operating expenses:
Depreciation and amortization	791,632	288,031	503,601	174.8%
Management fee	295,748	240,964	54,784	22.7%
Administration fee	130,936	66,158	64,778	97.9%
Professional fees	166,908	178,987	(12,079)	-6.7%
Acquisition-related expenses	170,680	43,412	127,268	293.2%
Property operating expense	205,766	65,585	140,181	213.7%
General and administrative	230,446	217,315	13,131	6.0%

Total operating expenses before credits to fees	1,992,116	1,100,452	891,664	81.0%
Credits to fees from Adviser	(320,905)	—	(320,905)	N/A

Total operating expenses	1,671,211	1,100,452	570,759	51.9%

Operating income	954,513	395,184	559,329	141.5%

Other income (expense)
Interest and other income	19,430	6,397	13,033	203.7%
Interest expense	(949,369)	(374,040)	(575,329)	-153.8%

Total other expense	(929,939)	(367,643)	(562,296)	-152.9%

Net (loss) income before income taxes	24,574	27,541	(2,967)	-10.8%

Income tax provision	—	(6,623)	6,623	N/A

Net loss	$24,574	$20,918	$3,656	17.5%

N/A = Not Applicable

Operating Revenues

Rental revenues increased for the three months ended March 31, 2015, as compared to the prior-year period, primarily as a result of the rental income attributable to 13 additional farms that we acquired since March 31, 2014. For the three months ended March 31, 2015, we recorded additional rental income of approximately $1,087,000, as a result of the farms we acquired since March 31, 2014, and approximately $40,000 on farms held as of March 31, 2014, primarily as a result of our ability to renew existing leases at higher rates and earning additional revenue on capital improvements constructed on certain properties. On a same-property basis, which only includes properties owned for the entirety of both periods presented, rental income increased by approximately $40,000, or 2.6%, for the three months ended March 31, 2015, due to renewals of existing leases or new leases being put in place at higher rental rates.

Tenant recovery revenue represents real estate taxes and insurance premiums paid on certain of our properties that, per the lease, are required to be reimbursed by the tenant. The increase during the three months ended March 31, 2015, was due to additional premiums we paid for certain insurance policies on one of our properties in accordance with the lease. A corresponding amount was also recorded as property operating expenses during the period.

Operating Expenses

Depreciation and amortization expenses increased for the three months ended March 31, 2015, as compared to the prior-year period, as a result of the additional farms we acquired, as mentioned above, and additional site improvements made on existing properties since March 31, 2014. For the three months ended March 31, 2015, we recorded additional depreciation and amortization expense of approximately $480,000 as a result of the 13 farms we acquired since March 31, 2014, and approximately $24,000 on farms held as of March 31, 2014, as a result of capital improvements made on certain of those properties. On a same-property portfolio basis, depreciation and amortization expense increased by approximately $24,000, or 8.1%, for the three months ended March 31, 2015, as a result of capital improvements made on certain of those properties.

The management fee paid to our Adviser increased for the three months ended March 31, 2015, as compared to the prior-year period, primarily as a result of a follow-on common stock offering in September and October of 2014, through which we raised approximately $14.0 million of net proceeds.

The administration fee paid to our Administrator increased for the three months ended March 31, 2015, as compared to the prior-year period, primarily due to a change in the calculation, which resulted in an increase in the percentage of the overall fee allocated to us. Beginning July 1, 2014, the allocation of the administration fee was revised such that the fee is now based upon the percentage of time employees of the Administrator spend on our matters in relation to other companies serviced by our Administrator, versus the old methodology whereby the fee was allocated based upon our total assets in relation to other companies managed by our Adviser.

Professional fees, consisting primarily of legal and accounting fees, decreased for the three months ended March 31, 2015, as compared to the prior-year period, primarily as a result of additional fees incurred during the prior-year period for additional work performed related to our REIT conversion.

Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses increased for the three months ended March 31, 2015, as compared to the prior-year period, primarily as a result of acquiring more properties during the three months ended March 31, 2015, as compared to the prior-year period. In connection with the two farms acquired during the three months ended March 31, 2015, we incurred $185,795 of aggregate acquisition-related costs, of which $175,528 was expensed during the three months ended March 31, 2015, as such costs were incurred, and $2,625 was capitalized and allocated among the assets acquired during the period. $7,642 of the acquisition-related costs incurred in connection with the farms we acquired during the three months ended March 31, 2015, was expensed during prior periods. We did not acquire any new farms during the prior-year period. In general, we incurred more acquisition-related expenses during three months ended March 31, 2015, as compared to the prior-year period, due to a larger pipeline of investments, in part because we curtailed our acquisition activity during the first six months of 2014 to focus on closing the MetLife Credit Facility, stalling our investment activity during the first half of 2014.

Property operating expenses consist primarily of real estate taxes, franchise taxes, insurance expense and other overhead expenses paid for certain of our properties. Property operating expenses increased for the three months ended March 31, 2015, as compared to the prior-year period, primarily due to additional property taxes incurred related to certain properties acquired during the last 12 months. For the three months ended March 31, 2015, we accrued approximately $152,000 of real estate taxes related to certain of our properties, which included the recognition of certain 2014 supplemental tax assessments, as compared to approximately $25,000 during the prior-year period. On a same-property basis, beginning April 1, 2015, we expect our quarterly accrual for our portion of our properties’ real estate taxes to be approximately $129,000 through October 31, 2015, at which point we expect the amount to decrease to approximately $86,000, due to the conversion of two of our current modified gross leases converting to pure, triple-net leases.

General and administrative expenses increased for the three months ended March 31, 2015, as compared to the prior-year period, primarily as a result of increased costs accrued in connection with the upcoming annual shareholders’ meeting.

In connection with one of our acquisitions during the three months ended March 31, 2015, our Adviser earned a finder’s fee of $320,905, which fee was applied as a credit to the fees owed to our Adviser for the three months ended March 31, 2015.

Other Income (Expense)

Interest and other income increased for the three months ended March 31, 2015, as compared to the prior-year period, primarily due to interest patronage received from Farm Credit. During the three months ended March 31, 2015, we received $14,856 from Farm Credit of interest repatriation related to interest accrued during 2014, which resulted in a 12.7% decrease in our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2014.

Interest expense increased for the three months ended March 31, 2015, as compared to the prior-year period, primarily due to increased overall borrowings. The weighted-average balance of our aggregate borrowings for the three months ended March 31, 2015, was $104.5 million, as compared to $41.5 million for the prior-year period. The overall effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, was 3.5% for each of the three months ended March 31, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

Overview and Future Capital Needs

Since our IPO in January 2013, we have invested approximately $127.4 million into 22 new farms, and an additional $5.2 million has been expended or accrued for capital improvements on existing properties. All of the proceeds received in connection with our IPO and our Follow-on Offering have been expended, with the majority being invested into new property acquisitions. A significant portion of the proceeds from the IPO and Follow-on Offering was also used to pay distributions to our stockholders, to repay existing indebtedness, for improvements on existing properties and for other general corporate purposes. Our current available liquidity is approximately $25.8 million, consisting of $6.6 million in cash and, based on the current level of collateral pledged, $19.2 million of availability under the MetLife Credit Facility, subject to compliance with covenants.

We intend to use our available liquidity to purchase additional farms and farm-related properties, as well as for other general corporate purposes. Currently, our maximum buying power, assuming all properties were pledged to a borrowing facility, is approximately $54.0 million. We are actively seeking and evaluating acquisitions of additional farm properties that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We currently have four properties that are under a signed, non-binding letter of intent for an aggregate proposed purchase price of approximately $40.9 million, and we have many other properties that are in various other stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

Our short- and long-term liquidity requirements consist primarily of funding farmland acquisitions and other investments consistent with our investment strategy, as well as making principal and interest payments on outstanding borrowings. Further short-term liquidity needs include making distributions to maintain our qualification as a REIT and funding our operations. Our current sources of funds are primarily operating cash flows and borrowings, including the undrawn commitments available under the MetLife Credit Facility and the Farmer Mac Facility. We believe that these cash resources will be sufficient to fund our distributions to stockholders, service our debt and fund our current operating costs in the near term. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including OP Units through our Operating Partnership as consideration for future acquisitions), long-term mortgage indebtedness and other secured and unsecured borrowings.

As of March 31, 2015, our total-debt-to-total-capitalization ratio, at book value, was 64.3%, which is up from 59.0% as of December 31, 2014. We are currently exploring other options available to provide us with additional capital, including negotiations with several other lenders. In addition, we currently have the ability to raise up to $285.0 million of additional equity capital through the sale and issuance of securities that are registered under our universal registration statement on Form S-3 (File No. 333-194539) in one or more future offerings. However, because the current market value of our common stock held by non-affiliates is less than $75.0 million, we are currently limited in the amount of securities we may sell on Form S-3 to an aggregate market value of securities of no more than one-third of the aggregate market value of common stock held by non-affiliates of ours in any 12-month period. With the aforementioned calculation, our current availability under our Form S-3 is approximately $10.2 million, but is subject to change based on the market value of our common stock and the percentage of common stock held by affiliates of ours.

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31, 2015 and 2014:

	2015	2014	Change ($)	Change (% )
Net cash provided by operating activities	$265,306	$393,759	$(128,453)	-32.6%
Net cash used in investing activities	(20,034,728)	(504,039)	(19,530,689)	-3874.8%
Net cash provided by (used in) financing activities	19,330,420	(2,614,531)	21,944,951	839.3%

Change in Cash and Cash Equivalents	$(439,002)	$(2,724,811)	$2,285,809	83.9%

Operating Activities

The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is utilized to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator and other corporate-level expenses. The decrease in cash provided by operating activities during the three months ended March 31, 2015, as compared to the prior-year period, was primarily due to increases in certain operating expenses, particularly acquisition-related costs and property operating expenses, as a result of increased acquisition activity. In addition, cash paid for interest increased due to increased borrowings during the three months ended March 31, 2015. These increases were largely offset by additional rental payments received from farms we have acquired during the past 12 months.

Investing Activities

The increase in cash used in investing activities during the three months ended March 31, 2015, as compared to the prior-year period, was primarily due to the acquisition of additional farms during the three months ended March 31, 2015, which exceeded that of the prior-year period by approximately $20.1 million.

Financing Activities

The increase in cash provided by (used in) financing activities during the three months ended March 31, 2015, as compared to the prior-year period, was primarily due an increase in our net borrowings during the three months ended March 31, 2015, which exceeded that of the prior-year period by approximately $22.0 million.

Borrowings

MetLife Credit Facility

On May 9, 2014, we closed on a new facility with MetLife that consists of a $100.0 million long-term note payable that is scheduled to mature on January 5, 2029, and a $25.0 million revolving equity line of credit that is scheduled to mature on April 5, 2024. Initial advances under the MetLife Note Payable bear interest at a fixed rate of 3.50% per annum, plus an unused line fee of 0.20% on undrawn amounts, and interest rates for subsequent disbursements are based on prevailing market rates at the time of such disbursements. The interest rates on the initial advance and any subsequent disbursements will be subject to adjustment every three years. Currently, there is approximately $66.3 million outstanding under the MetLife Note Payable that bears interest at a blended rate of 3.61% per annum. Advances under the MetLife Line of Credit initially bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.50%, with a minimum annualized rate of 2.75%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the MetLife Line of Credit will be subject to adjustment in April 2017. Currently, there is $0.1 million outstanding under the MetLife Line of Credit that bears interest at a rate of 2.77% per annum. While $50.2 million of the full commitment amount remains undrawn, based on the current level of collateral pledged, we currently have approximately $19.2 million of availability under the MetLife Credit Facility. For additional detail and a description of our compliance covenants, see Note 5, “Borrowings.”

Farm Credit Notes Payable

Since September 19, 2014, we have closed on six separate loans with Farm Credit for an aggregate amount of approximately $18.4 million (collectively, the “Farm Credit Notes Payable”). We currently have $18.2 million outstanding under the Farm Credit Notes Payable that bear interest at a weighted-average rate (before interest repatriation) of 3.38% and have a weighted-average maturity date of May 2031. While we don’t currently have any availability under the Farm Credit Notes Payable, based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with Farm Credit in connection with certain potential new acquisitions, though there can be no assurance that we will be able to enter into agreements with terms favorable to us, or at all. For additional detail and a description of our compliance covenants, see Note 5, “Borrowings.”

Farmer Mac Facility

On December 5, 2014, we entered into an agreement with Farmer Mac that provides for bond issuances up to an aggregate amount of $75.0 million. To date, we have issued aggregate bonds of approximately $13.9 million under the facility that bear interest at a weighted-average rate of 3.25% and have a weighted-average maturity date of December 2019. While approximately $61.1 million of the full commitment balance remains undrawn, based on the current level of collateral pledged, we currently have no availability under the Farmer Mac Facility. However, we expect to pledge certain potential new property acquisitions as collateral under the Farmer Mac Facility to utilize this availability. If we have not issued bonds such that the aggregate bond issuances total $75.0 million by December 11, 2016, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility. For additional detail and a description of our compliance covenants, see Note 5, “Borrowings.”

2015 Equity Issuance

On May 15, 2015, we completed a public offering of 1,250,000 shares of our common stock at a public offering price of $11.40 per share. As a result of this offering, we received gross proceeds of approximately $14.3 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $13.3 million. In connection with this offering, we granted the underwriters an over-allotment option to issue up to an additional 187,500 shares of our common stock, which option has not yet been exercised. We intend to use $8.4 million of these proceeds to repay amounts owed under the MetLife Line of Credit, with the remainder going towards future potential acquisitions and for other general corporate purposes.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

NON-GAAP FINANCIAL INFORMATION

Funds from Operations and Adjusted Funds from Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) developed funds from operations (“FFO”) as a relative non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We further present adjusted funds from operations (“AFFO”) as an additional non-GAAP financial measure, as we believe AFFO to be a more useful supplemental metric for investors to use in assessing our operational performance on a more sustainable basis than FFO.

We calculate AFFO by beginning with FFO and adjusting for the following items:

•	The straight-lining of rents. This adjustment removes the straight-lining of rental income and also includes the removal of amortization related to above- and below-market lease values and to tenant improvements, resulting in rental income reflected on a cash basis.

•	Acquisition-related expenses. Acquisition-related expenses (i.e., due diligence costs) are incurred for investment purposes and do not correlate with the ongoing operations of our existing portfolio. Further, due to the inconsistency in which these costs are incurred and how they are treated for accounting purposes, we believe the exclusion of these expenses improves comparability of our results on a period-to-period basis.

•	Acquisition-related accounting fees. Certain auditing and accounting fees we incur are directly related to acquisitions and vary depending on the number and complexity of acquisitions completed during a period. Due to the inconsistency in which these costs are incurred, we believe the exclusion of these expenses improves comparability of our results on a period-to-period basis. We modified our definition of AFFO to include an adjustment for these costs beginning with the three months ended March 31, 2015, and will apply the same modified definition of AFFO for all prior-year periods presented to provide consistency and better comparability.

•	Income tax provision. We have elected to be treated as a REIT for federal tax purposes beginning with our taxable year ended December 31, 2013. As a REIT, we generally will not be subject to federal income taxes on amounts distributed to our stockholders, provided we meet certain conditions. As such, we believe it is beneficial for investors to view our results of operations excluding the impact of income taxes.

•	Amortization of deferred financing costs. The amortization of costs incurred to obtain financing is excluded from AFFO, as it is a non-cash expense item.

•	Other one-time charges and receipts. We will adjust for certain non-recurring charges and receipts and will explain such adjustments accordingly.

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

FFO and AFFO available to common stockholders is FFO and AFFO, respectively, adjusted to subtract distributions made to holders of preferred stock, if applicable. We believe that net income available to common stockholders is the most directly-comparable GAAP measure to both FFO and AFFO available to common stockholders. Basic funds from operations (“Basic FFO”) and basic adjusted funds from operations (“Basic AFFO”) per share are FFO and AFFO, respectively, available to common stockholders divided by the number of weighted-average shares of common stock outstanding during a period. Diluted funds from operations (“Diluted FFO”) and diluted adjusted funds from operations (“Diluted AFFO”) per share are FFO and AFFO, respectively, available to common stockholders divided by the number of weighted-average shares of common stock outstanding on a diluted basis during a period. We believe that net income is the most directly-comparable GAAP measure to FFO and AFFO, basic EPS is the most directly-comparable GAAP measure to Basic FFO and AFFO per share, and diluted EPS is the most directly-comparable GAAP measure to Diluted FFO and AFFO per share.

We believe that FFO and AFFO available to common stockholders, Basic FFO and AFFO per share and Diluted FFO and AFFO per share are useful to investors because they provide investors with a further context for evaluating our FFO and AFFO results in the same manner that investors use net income and earnings per share (“EPS”) in evaluating net income available to common stockholders. In addition, because many REITs provide FFO and AFFO available to common stockholders, Basic FFO and AFFO per share, and Diluted FFO and AFFO per share information to the investment community, we believe these are useful supplemental measures when comparing us to other REITs.

The following table provides a reconciliation of our FFO and AFFO for the three months ended March 31, 2015 and 2014 to the most directly-comparable GAAP measure, net income, and a computation of basic and diluted FFO and AFFO per weighted-average share of common stock:

	For the Three Months Ended March 31,
	2015	2014
Net income available to common stockholders	$24,574	$20,918
Plus: Real estate and intangible depreciation and amortization	791,632	288,031

FFO available to common stockholders	816,206	308,949

Net adjustment for straight-lining of rents	143,968	70,922
Plus: Acquisition-related expenses	170,680	43,412
Plus: Acquisition-related accounting fees	35,000	23,750
Plus: Income tax provision	—	6,623
Plus: Amortization of deferred financing costs	21,026	7,975
(Minus) plus: Other one-time (receipts) charges, net(1)	(310,940)	—

AFFO available to common stockholders	$875,940	$461,631

Weighted average common shares outstanding – basic & diluted	7,753,717	6,530,264

FFO per weighted average common share – basic and diluted	$0.11	$0.05

AFFO per weighted average common share – basic and diluted	$0.11	$0.07

(1)	Consists of the removal of (i) the $320,905 credit we received from our Adviser for the finder’s fee it earned in connection with one of our farm acquisitions during the three months ended March 31, 2015, and (ii) $ 9,965 of repairs incurred as a result of the fire on the cooler on West Gonzales that were expensed during the three months ended March 31, 2015.

Net Asset Value

The following table provides certain summary information about our 34 farm properties held as of March 31, 2015.

		Date	No. of	Total	Farm	Net Cost	Prior Fair	Current Fair
Property Name	Location	Acquired	Farms	Acres	Acres	Basis(1)	Value(2)	Value
San Andreas	Watsonville, CA	6/16/1997	1	307	238	$4,816,348	$11,344,000	$11,344,000	(4)
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	12,365,304	49,900,000	50,662,000	(4)
West Beach	Watsonville, CA	1/3/2011	3	196	195	9,165,426	9,980,000	9,980,000	(4)
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	2,693,926	2,959,000	2,959,000	(4)
Keysville Road	Plant City, FL	10/26/2011	2	59	56	1,241,700	1,498,000	1,548,000	(5)
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	4,029,515	4,300,000	4,400,000	(5)
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	4,065,630	4,806,500	4,806,500	(5)
38th Avenue	Covert, MI	4/5/2013	1	119	89	1,303,310	1,411,000	1,411,000	(4)
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	3,137,348	3,135,000	3,135,000	(4)
Natividad Road	Salinas, CA	10/21/2013	1	166	166	7,402,759	7,607,000	7,607,000	(4)
20th Avenue	South Haven, MI	11/5/2013	3	151	94	1,856,169	2,080,000	2,080,000	(4)
Broadway Road	Moorpark, CA	12/16/2013	1	60	60	2,913,225	3,403,000	3,403,000	(4)
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	13,974,147	14,301,000	14,301,000	(4)
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	8,099,226	7,900,000	7,900,000	(5)
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	2,505,615	2,591,333	2,729,000	(4)
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	5,822,169	5,900,000	5,900,000	(3)
McIntosh Road	Dover, FL	6/20/2014	2	94	78	2,572,587	2,666,000	2,666,000	(3)
Naumann Road	Oxnard, CA	7/23/2014	1	68	66	6,840,538	6,888,500	6,888,500	(3)
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	6,413,843	5,800,000	5,800,000	(3)
Wauchula Road	Duette, FL	9/29/2014	1	808	590	13,646,802	13,765,000	13,765,000	(3)
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	24,357,313	24,592,000	24,592,000	(3)
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	6,105,791	6,125,600	6,125,600	(3)
Espinosa Road	Salinas, CA	1/5/2015	1	331	329	16,817,180	—	16,905,500	(3)
Parrish Road	Duette, FL	3/10/2015	1	419	211	3,908,243	—	3,913,280	(3)

			34	8,789	7,185	$166,054,114	$192,952,933	$214,821,380

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for depreciation and amortization accumulated through March 31, 2015.
(2)	As reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
(3)	Valued at the purchase price paid.
(4)	Represents values as determined by our internal valuation process, as described below.
(5)	Represents values as determined by third-party appraisals performed between July 2014 and April 2015.

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

Determination of Fair Value

We have adopted a valuation policy (the “Valuation Policy”) approved by our Board of Directors, which reviews and approves valuation recommendations that are provided by professionals of the Adviser and Administrator, with oversight and direction from the Chief Valuation Officer, who is also employed by the Administrator (collectively, the “Valuation Team”). In determining the fair value of our properties, the Valuation Team, led by the Chief Valuation Officer, uses the Valuation Policy, which has been approved by our Board of Directors, and each quarter, our Board of Directors reviews the Valuation Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Valuation Policy consistently.

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

A breakdown of the methodologies used to value our properties and the aggregate value as of March 31, 2015, determined by each method is shown in the table below:

	No. of			% of Total
Valuation Method	Farms	Value		Value
Purchase Price	11	$86,555,880		40.3%
Third-party Appraisal	7	18,654,500		8.7%
Internal Valuation	16	109,611,000	(1)	51.0%

Total	34	$214,821,380		100.0%

(1)	94.2% of this valuation, or approximately $ 103.3 million, is supported by values as determined by third-party appraisals performed between January 2013 and April 2014. The difference of $ 6.3 million represents the net appreciation of those properties since the time of the respective appraisals, as determined according to our internal valuation process.

Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of March 31, 2015, include land values per farmable acre, market rental rates per farmable acre and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location and other factors deemed appropriate. A summary of these significant assumptions is provided in the following tables:

	Appraisal Assumptions				Internal Valuation Assumptions
	Range			Weighted	Range			Weighted
	(Low- High)			Average	(Low-High)			Average
Land Value (per farmable acre)	$4,500	—	$32,000	$18,371	$8,408	—	$87,338	$58,642
Market Rent (per farmable acre)	$193	—	$1,576	$887	$443	—	$3,932	$2,706
Market Capitalization Rate	3.12%	—	5.00%	4.20%	4.43%	—	6.50%	4.93%

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

Management believes that the purchase prices of the farms acquired during the previous 12 months, the most recent appraisals available for the farms acquired prior to the previous 12 months that were not valued internally, which appraisals were performed between the periods of July 2014 and April 2015, and the farms that were valued internally during the previous 12 months, fairly represent the current market values of the properties as of March 31, 2015, and, accordingly, did not make any adjustment to these values. Further, no adjustment was made to the fair values of the two properties that had fires partially damage a structure on each of the properties, as the revenue streams associated with each of the properties remain uninterrupted, and management believes the values of the properties to be fully recoverable. In addition, the claims process is still ongoing with the insurance companies, and full recovery of the assets is expected.

Further, using a discounted cash flow analysis, management determined that the fair value of all encumbrances on our properties as of March 31, 2015, was $106.8 million, as compared to a carrying value of $106.7 million.

A quarterly rollforward of the change in our portfolio value for the three months ended March 31, 2015, from the prior value basis as of December 31, 2014, is provided in the table below:

Total portfolio fair value as of December 31, 2014		$192,952,933
Plus Acquisitions:
Espinosa Road	$16,905,500
Parrish Road	3,913,280

Total acquisitions for the three months ended March 31, 2015		20,818,780
Plus Value Appreciation:
West Gonzales	$762,000
Keysville Road	50,000
Colding Loop	100,000
Collins Road	137,667

Total appreciation for the three months ended March 31, 2015		1,049,667

Total portfolio fair value as of March 31, 2015		$214,821,380

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

As of March 31, 2015, we estimate the NAV per share to be $13.91, as detailed below:

Total assets	$172,103,621
Less: net cost basis of tangible real estate and intangible lease assets (1)	(166,719,574)
Plus: estimated fair value of property portfolio(2)	214,821,380

Estimated fair value of total assets		$220,205,427
Total liabilities	112,928,859
Less: net cost basis of intangible lease liabilities (3)	(665,460)
Less: book value of aggregate borrowings	(106,666,803)
Plus: fair value of aggregate borrowings (4)	106,764,358

Estimated fair value of total liabilities		112,360,954

Estimated Net Worth		$107,844,473

Shares outstanding		7,753,717

Estimated NAV per share		$13.91

(1)	Adjusted for $50,781 of net above-market lease values, included in Other assets on the accompanying Condensed Consolidated Balance Sheet.
(2)	Per current value basis presented in the table above.
(3)	Adjusted for $154,370 of net below-market lease values and $511,090 of unamortized tenant improvements, both included in Other liabilities on the accompanying Condensed Consolidated Balance Sheet.
(4)	Valued using a discounted cash flow model.

A quarterly rollforward in the estimated NAV per share for the three months ended March 31, 2015, is provided below:

Estimated NAV per share as of December 31, 2014		$13.94
Plus net loss		0.00
Plus Change in Valuations:
Net change in unrealized appreciation of farmland portfolio(1)	$0.15
Net change in unrealized fair value of borrowings	(0.07)

Net change in valuations		0.08
Less Distributions		(0.11)

Estimated NAV per share as of March 31, 2015		$13.91

(1)	The net change in unrealized appreciation of farmland portfolio consists of three components: (i) an increase of $0.14 due to the appreciation in value of six farms that were valued during the three months ended March 31, 2015, (ii) an increase of $0.10 due to the aggregate depreciation and amortization expense recorded during the three months ended March 31, 2015, and (iii) a decrease of $0.09 due to capital improvements made on certain properties that have not yet been included as a corresponding increase to the respective properties’ fair values.

Comparison of NAV, using the above definition, to similarly-titled measures for other REITs, may not necessarily be meaningful, due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per share calculation. For example, while we estimated the NAV per share as of March 31, 2015, to be $13.91 per the calculation above, the closing price of our common stock on March 31, 2015, was $12.05, and it has subsequently traded between $11.05 and $12.39 per share.

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

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended March 31, 2015, from that disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on February 24, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us.

Item 1A. Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed by us with the Securities and Exchange Commission on February 24, 2015. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 15, 2012.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.1	Acceptance of Bid to Purchase Real Property, by and between Gladstone Land Corporation and John L. McDonnell, Jr., trustee of the Jarvis Replacement Administrative Trust., dated December 17, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File no. 001-35795), filed January 9, 2015

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Stockholders Equity for the three months ended March 31, 2015, and the year ended December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: May 15, 2015	By:	/s/ Lewis Parrish

Lewis Parrish
Chief Financial Officer

Date: May 15, 2015	By:	/s/ David Gladstone

David Gladstone
Chief Executive Officer and Chairman of the Board of Directors