Form 10-Q
period 2015-06-30
GLADSTONE LAND Corp
filed 2015-08-04
CIK 1495240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August, 4, 2015, was 9,060,314.

GLADSTONE LAND CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
Real estate, at cost	$185,973,252	$148,371,478
Less: accumulated depreciation	(5,482,928)	(4,431,290)

Total real estate, net	180,490,324	143,940,188
Lease intangibles, net	2,069,351	1,317,575
Cash and cash equivalents	3,158,707	2,619,342
Restricted cash	—	132,741
Deferred financing costs, net	1,142,051	1,039,714
Deferred offering costs	133,770	248,731
Other assets	2,221,471	2,404,333

TOTAL ASSETS	$189,215,674	$151,702,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes and bonds payable	$107,661,166	$82,417,361
Borrowings under line of credit	2,800,000	4,000,000
Accounts payable and accrued expenses	2,882,542	1,925,251
Due to related parties(1)	630,618	471,101
Other liabilities	3,341,176	2,919,583

TOTAL LIABILITIES	117,315,502	91,733,296

Commitments and contingencies(2)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized; 9,060,314 and 7,753,717 shares issued and outstanding as of June 30, 2015, and December 31, 2014, respectively	9,061	7,754
Additional paid in capital	79,148,411	65,366,309
Distributions in excess of earnings	(7,257,300)	(5,404,735)

TOTAL STOCKHOLDERS’ EQUITY	71,900,172	59,969,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$189,215,674	$151,702,624

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information.
(2)	Refer to Note 7, “Commitments and Contingencies,” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Rental revenue	$2,780,456	$1,561,291	$5,402,783	$3,056,927
Tenant recovery revenue	3,397	4,644	6,794	4,644

Total operating revenues	2,783,853	1,565,935	5,409,577	3,061,571

OPERATING EXPENSES:
Depreciation and amortization	711,803	330,486	1,503,435	618,517
Management fee(1)	328,392	236,531	624,140	477,495
Administration fee(1)	177,852	65,047	308,788	131,205
Professional fees	84,135	110,605	251,043	289,592
Acquisition-related expenses	178,016	177,334	348,697	220,746
Property operating expenses	156,405	81,480	362,170	147,065
General and administrative expenses	252,579	206,975	483,025	424,290

Operating expenses before credits from Adviser	1,889,182	1,208,458	3,881,298	2,308,910
Credits to fees from Adviser(1)	—	—	(320,905)	—

Total operating expenses, net of credits to fees	1,889,182	1,208,458	3,560,393	2,308,910

OPERATING INCOME	894,671	357,477	1,849,184	752,661

OTHER INCOME (EXPENSE):
Interest and other income	1,593	4,327	21,023	10,724
Interest expense	(947,362)	(405,797)	(1,896,731)	(779,837)
Property and casualty recovery (loss), net	20,809	(250,478)	20,809	(250,478)

Total other expense	(924,960)	(651,948)	(1,854,899)	(1,019,591)

Net loss before income taxes	(30,289)	(294,471)	(5,715)	(266,930)

Income tax provision	—	(6,623)	—	(13,246)

NET LOSS	$(30,289)	$(301,094)	$(5,715)	$(280,176)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.05)	$(0.00)	$(0.04)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - basic and diluted	8,439,855	6,530,264	8,098,681	6,530,264

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock			Distributions	Total
	Number of Shares	Par Value	Additional Paid-in Capital	in Excess of Earnings	Stockholders’ Equity

Balance at December 31, 2013	6,530,264	$6,530	$51,326,262	$(2,820,800)	$48,511,992

Net loss	—	—	—	(125,133)	(125,133)
Proceeds from issuance of common stock, net	1,223,453	1,224	14,040,047	—	14,041,271
Distributions	—	—	—	(2,458,802)	(2,458,802)

Balance at December 31, 2014	7,753,717	$7,754	$65,366,309	$(5,404,735)	$59,969,328

Net loss	—	—	—	(5,715)	(5,715)
Proceeds from issuance of common stock, net	1,306,597	1,307	13,782,102	—	13,783,409
Distributions	—	—	—	(1,846,850)	(1,846,850)

Balance at June 30, 2015	9,060,314	$9,061	$79,148,411	$(7,257,300)	$71,900,172

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,715)	$(280,176)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,503,435	618,517
Amortization of deferred financing costs	43,927	20,013
Amortization of deferred rent assets and liabilities, net	(125,739)	(60,971)
Property and casualty (recovery) loss, net	(20,809)	250,478
Changes in operating assets and liabilities:
Other assets	22,071	81,945
Accounts payable, accrued expenses, and due to related parties	330,717	(405,464)
Other liabilities	(141,877)	512,893

Net cash provided by operating activities	1,606,010	737,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate	(35,279,105)	(11,161,635)
Capital expenditures on existing real estate	(1,589,150)	(1,221,664)
Decrease (increase) in restricted cash	132,741	(1,488)
Deposits applied against real estate investments	(550,000)	(200,000)
Deposits refunded	100,000	50,000
Insurance proceeds received capitalized as real estate additions	20,809	—

Net cash used in investing activities	(37,164,705)	(12,534,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity	14,895,206	—
Offering costs	(877,768)	(124,972)
Borrowings from mortgage notes payable	25,450,280	—
Repayments on mortgage note payable	(206,475)	(1,722,167)
Borrowings from line of credit	12,900,000	9,900,000
Repayments on line of credit	(14,100,000)	(7,000,000)
Payment of financing fees	(116,333)	(521,553)
Distributions paid	(1,846,850)	(1,175,447)

Net cash provided by (used in) financing activities	36,098,060	(644,139)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	539,365	(12,441,691)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,619,342	16,271,282

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,158,707	$3,829,591

NON-CASH INVESTING AND FINANCING INFORMATION:
Non-cash additions to real estate(1)	$1,421,863	$312,171

Offering costs included in Accounts payable and accrued expenses	259,776	15,000

Financing fees included in Accounts payable and accrued expenses	14,382	1,336

(1)	2015 non-cash real estate additions include $721,863 of additions included in Accounts payable and accrued expenses and $700,000 of contingent consideration, included in Other liabilities, owed in connection with a farm acquired during the six months ended June 30, 2015. 2014 non-cash real estate additions were all included in accounts payable and accrued expenses.

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BUSINESS

Business

Gladstone Land Corporation is a real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004, and having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland. We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. Subject to certain restrictions and limitations, and pursuant to contractual agreements, our business is managed by Gladstone Management Corporation (the “Adviser”), a Delaware corporation, and administrative services are provided to us by Gladstone Administration, LLC (the “Administrator”), a Delaware limited liability company. Our Adviser and Administrator are both affiliates of ours.

All further references herein to “we,” “us,” “our” and the “Company” refer, collectively, to Gladstone Land Corporation and its consolidated subsidiaries, except where indicated otherwise.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The results of the interim period reported herein are not indicative of the results to be expected for the full year. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 24, 2015 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Reclassifications

Certain line items on the Condensed Consolidated Balance Sheet as of December 31, 2014, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014, and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014, have been reclassified to conform to the current-year presentation. These reclassifications had no effect on previously-reported stockholders’ equity or net income.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions, and the application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements included in our Form 10-K. There were no material changes to our significant accounting policies during the six months ended June 30, 2015.

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

NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS

All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about our 36 farms as of June 30, 2015:

Property Name	Location	Date Acquired	Number of Farms	Total Acres	Farm Acres	Lease Expiration Date	Net Cost Basis(1)	Encumbrances
San Andreas	Watsonville, CA	6/16/1997	1	307	238	12/31/2020	$4,806,449	$4,072,726
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	6/30/2020	12,309,315	20,720,863
West Beach	Watsonville, CA	1/3/2011	3	196	195	12/31/2023	9,304,059	3,967,397
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	10/31/2020	2,690,463	1,314,507
Keysville Road	Plant City, FL	10/26/2011	2	59	56	6/30/2020	1,241,322	897,600
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	6/14/2018	4,013,732	2,640,000
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	6/30/2017	4,025,042	2,655,000
38th Avenue	Covert, MI	4/5/2013	1	119	89	4/4/2020	1,293,824	627,762
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	5/31/2028	3,127,897	1,451,202
Natividad Road	Salinas, CA	10/21/2013	1	166	166	10/31/2024	8,189,239	3,276,906
20th Avenue	South Haven, MI	11/5/2013	3	151	94	11/4/2018	1,837,778	936,259
Broadway Road	Moorpark, CA	12/16/2013	1	60	60	12/15/2023	2,891,102	1,404,388
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	12/31/2023	13,955,285	6,553,812
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	2/29/2024	7,972,401	3,136,467
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	9/30/2024	2,478,279	1,263,949
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	9/30/2022	5,807,119	2,761,963
McIntosh Road	Dover, FL	6/20/2014	2	94	78	6/30/2017	2,553,622	1,599,600
Naumann Road	Oxnard, CA	7/23/2014	1	68	66	7/31/2017	6,821,216	3,225,412
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	10/31/2024	6,387,629	2,715,151
Wauchula Road	Duette, FL	9/29/2014	1	808	590	9/30/2024	13,521,618	7,949,287
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	7/31/2017	24,313,506	11,703,235
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	11/3/2017	6,090,913	3,675,000
Espinosa Road	Salinas, CA	1/5/2015	1	331	329	10/31/2016	16,725,452	10,178,000
Parrish Road	Duette, FL	3/10/2015	1	419	211	6/30/2025	3,867,252	2,374,680
Immokalee Exchange	Immokalee, FL	6/25/2015	2	2,678	1,644	6/30/2020	15,762,300	9,360,000

			36	11,467	8,829		$181,986,814	$110,461,166

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for depreciation and amortization accumulated through June 30, 2015.

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay real estate property taxes on the respective parcels of land in the event the tenants fail to pay them. The aggregate annual real estate property taxes for all parcels of land owned by us as of June 30, 2015, are approximately $1,442,000. As of June 30, 2015, due to the terms of certain of our leases currently in place, the annualized amount of real estate property taxes for which we are responsible is approximately $595,000. However, effective November 1, 2015, the lease structures on two of our farms will convert from modified gross leases to pure, triple-net leases, reducing the portion of the annual real estate property taxes for which we are responsible by approximately $171,000.

Real Estate

The following table sets forth the components of our investments in tangible real estate assets as of June 30, 2015, and December 31, 2014:

	June 30, 2015	December 31, 2014
Real estate:
Land and land improvements	$156,085,513	$122,999,316
Irrigation systems	16,439,003	12,365,514
Buildings and improvements	10,845,136	10,479,301
Horticulture	1,559,339	1,559,340
Other site improvements	1,044,261	968,007

Real estate, at cost	185,973,252	148,371,478
Accumulated depreciation	(5,482,928)	(4,431,290)

Real estate, net	$180,490,324	$143,940,188

Real estate depreciation expense on these tangible assets was $539,125 and $1,051,639 for the three and six months ended June 30, 2015, respectively, and $296,946 and $556,509 for the three and six months ended June 30, 2014, respectively.

New Real Estate Activity

2015 New Real Estate Activity

During the six months ended June 30, 2015, we acquired four new farms in three separate transactions, which are summarized in the table below.

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs	Annualized Straight-line Rent(1)
Espinosa Road(2)	Salinas, CA	1/5/2015	331	1	Strawberries	1.8 years	None	$16,905,500	$87,512 (3)	$778,342
Parrish Road	Duette, FL	3/10/2015	419	1	Strawberries	10.3 years	2 (5 years)	3,913,280	101,610 (3)	251,832
Immokalee Exchange	Immokalee, FL	6/25/2015	2,678	2	Misc.Vegetables	5.0 years	2 (5 years)	15,757,700	148,960 (3)	960,104

			3,428	4				$36,576,480	$338,082	$1,990,278

(1)	Annualized GAAP amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market and below-market lease values recorded.
(2)	In connection with this acquisition, our Adviser earned a finder’s fee of $320,905, which fee was fully credited back to us by our Adviser during the three months ended March 31, 2015. See Note 4, “Related-Party Transactions” for further discussion on this fee.
(3)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $7,225 of direct leasing costs in connection with these acquisitions.

As noted in the table above, all acquisitions during the six months ended June 30, 2015, were accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) 805, as there was a prior leasing history on the property. As such, the fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred, other than those costs that directly related to reviewing or assigning leases we assumed upon acquisition, which were capitalized as part of leasing costs.

We determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the six months ended June 30, 2015, to be as follows:

Property Name	Land and Land Improvements	Buildings and Improvements	Irrigation System	In-place Leases	Leasing Costs	Customer Relationships	Total Purchase Price
Espinosa Road	$15,852,466	$84,478	$497,401	$246,472	$43,894	$180,789	$16,905,500
Parrish Road	2,403,064	42,619	1,299,851	54,405	77,449	35,892	3,913,280
Immokalee Exhange	14,410,840	273,107	515,879	229,406	148,691	179,777	15,757,700

	$32,666,370	$400,204	$2,313,131	$530,283	$270,034	$396,458	$36,576,480

The allocation of the purchase price for the farms acquired during the six months ended June 30, 2015, is preliminary and may change during the measurement period if we obtain new information regarding the assets acquired or liabilities assumed at the acquisition date.

Below is a summary of the total operating revenues and earnings recognized on the properties acquired during the three and six months ended June 30, 2015:

		For the three months ended June 30, 2015		For the six months ended June 30, 2015
Property Name	Acquisition Date	Operating Revenues	Earnings(1)	Operating Revenues	Earnings(1)
Espinosa Road	1/5/2015	$194,585	$101,813	$380,802	$198,871
Parrish Road	3/10/2015	62,958	21,770	77,174	28,949
Immokalee Exchange	6/25/2015	—	(1,223)	—	(1,223)

		$257,543	$122,360	$457,976	$226,597

(1)	Earnings are calculated as net income less interest expense and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.

2014 New Real Estate Activity

During the six months ended June 30, 2014, we acquired five farms in three separate transactions, which are summarized in the table below.

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Collins Road	Clatskanie, OR	5/30/2014	200	2	Blueberries	10.3 years	3 (5 years each)	$2,591,333	$58,441	$181,172
Spring Valley	Watsonville, CA	6/13/2014	145	1	Strawberries	2.3 years	None	5,900,000	48,915	270,901
McIntosh Road	Dover, FL	6/20/2014	94	2	Strawberries	3.0 years	None	2,666,000	61,190	136,908

			439	5				$11,157,333	$168,546	$588,981

(1)	Each of the properties acquired during the six months ended June 30, 2104, were accounted for as a business combination under ASC 805; therefore, the related costs associated with the acquisitions were expensed in the period incurred. However, $7,175 of these acquisition costs were direct costs incurred related to reviewing and assigning leases we assumed upon acquisition; therefore, we capitalized these costs as part of leasing costs. Further, $19,277 of the acquisition costs related to the closing of McIntosh Road was expensed prior to 2014.
(2)	Annualized straight-line amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market and below-market leases recorded.

No new debt was issued related to any of the properties acquired during the six months ended June 30, 2014; however, we funded a portion of the acquisitions with a $3.0 million draw on our line of credit with Metropolitan Life Insurance Company (“MetLife”) during the three months ended June 30, 2014.

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

We determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the six months ended June 30, 2014, to be as follows:

Property Name	Land and Land Improvements	Buildings	Irrigation System	Site Improvements	Horticulture(1)	In-place Leases	Leasing Costs	Customer Relationships	Above (Below)- Market Leases	Total Purchase Price
Collins Road	$1,252,387	$555,667	$—	$126,719	$520,993	$45,086	$65,685	$24,796	$—	$2,591,333
Spring Valley	5,576,138	5,781	200,855	—	—	83,487	17,498	66,217	(49,976)	5,900,000
McIntosh Road	1,970,074	30,745	537,254	2,846	—	34,674	16,766	27,966	45,675	2,666,000

	$8,798,599	$592,193	$738,109	$129,565	$520,993	$163,247	$99,949	$118,979	$(4,301)	$11,157,333

(1)	Horticulture acquired on Collins Road consists of various types of blueberry bushes.

Below is a summary of the total revenue and earnings recognized on the properties acquired during the three and six months ended June 30, 2014:

		For the Three and Six Months Ended June 30, 2014
Property Name	Acquisition Date	Rental Revenue	Earnings (1)
Collins Road	5/30/2014	$16,072	$8,278
Spring Valley	6/13/2014	13,545	8,335
McIntosh Road	6/20/2014	4,183	951

		$33,800	$17,564

Acquired Intangibles and Liabilities

For acquisitions treated as business combinations, the purchase price was allocated to the identifiable intangible assets and liabilities in accordance with ASC 805. No purchase price was allocated to any intangible assets or liabilities related to acquisitions treated as asset acquisitions under ASC 360; however, the direct costs we incurred in connection with originating new leases or reviewing existing leases were capitalized over the lives of the respective leases. The following table shows the weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed in connection with the new properties acquired during the six months ended June 30, 2015 and 2014:

	Weighted-Average
	Amortization Period (in Years)
Intangible Assets	2015	2014
In-place leases	4.1	4.7
Leasing commissions	6.1	7.8
Tenant relationships	9.5	7.3
Above-market lease values	—	3.0
Below-market lease values	—	2.3

All intangible assets	6.3	5.6

Pro-Forma Financials

We acquired four farms during the six months ended June 30, 2015, and 11 farms during the year ended December 31, 2014. The following table reflects pro-forma consolidated financial information as if each farm was acquired at the beginning of the previous fiscal year. In addition, pro-forma earnings have been adjusted to assume that acquisition-related costs related to these farms were incurred at the beginning of the previous fiscal year.

	For the Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Operating Data:
Total operating revenue	$6,032,056	$5,868,815
Total operating expenses	(3,237,854)	(3,627,657)
Other expenses	(1,927,153)	(2,155,079)

Net income before income taxes	867,049	86,079
Provision for income taxes	—	(13,246)

Net income	$867,049	$72,833

Share and Per-share Data:
Earnings per share of common stock - basic and diluted	$0.10	$0.01

Weighted average common shares outstanding - basic and diluted	8,872,584	6,578,270

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

On April 8, 2015, the tenant occupying Santa Clara exercised its option to extend the two existing leases, which were originally set to expire on July 31, 2015. The leases were each extended for an additional two years, through July 31, 2017, and provide for annualized, straight-line rental income of $1,302,783, representing a 5.8% increase over that of the previous leases.

On April 13, 2015, we renewed the lease with the tenant occupying Dalton Lane, which was originally set to expire on October 31, 2015. The lease was renewed for an additional five years, through October 31, 2020, and provides for rent escalations over its life, with annualized, straight-line rental income of $163,989, representing a 16.8% increase over that of the previous lease. The new lease also grants the tenant one option to extend the lease for an additional five years.

Involuntary Conversions and Property and Casualty Recovery

In April 2014, two separate fires occurred on two of our properties, partially damaging a structure on each property. One occurred on 20th Avenue, on which the majority of a residential house was destroyed by a fire, and the other occurred on West Gonzales, damaging a portion of the cooling facility on the property. During the year ended December 31, 2014, we wrote down the carrying values of these properties by an aggregate amount of $232,737, and, in accordance with ASC 605, “Revenue Recognition – Gains and Losses,” we also recorded a corresponding property and casualty loss. We recovered $495,700 of insurance proceeds during the year ended December 31, 2014, and, in accordance with ASC 450, “Contingencies,” we recorded these amounts as an offset to the property and casualty loss recorded earlier in the year, resulting in a net recovery.

During the three months ended June 30, 2015, we received an additional $20,809 of insurance proceeds related to the fire on West Gonzales, and such recovery is included in Property and casualty recovery (loss), net on the accompanying Condensed Consolidated Statements of Operations. In addition, subsequent to June 30, 2015, we received the remaining $76,423 of insurance proceeds related to the fire on West Gonzales, which amount will be recognized during the three months ending September 30, 2015. No further recoveries are expected relating to either of these fires.

Repairs are substantially complete on West Gonzales, and, during the three months ended March 31, 2015, we expended $35,648 in repairs and upgrades to the cooler as a result of the fire. Of this amount, $25,682 was capitalized as a real estate addition, and $9,966 was recorded in repairs and maintenance expense, included in Property operating expense on the accompanying Condensed Consolidated Statements of Operations. Repairs on 20th Avenue are ongoing and are expected to be completed during the three months ending September 30, 2015, at no cost to us.

Intangible Assets and Liabilities

The following table summarizes the carrying value of lease intangibles and the accumulated amortization for each intangible asset or liability class as of June 30, 2015, and December 31, 2014:

	June 30, 2015		December 31, 2014
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$1,399,490	$(548,041)	$869,207	$(263,428)
Leasing costs	634,041	(145,105)	357,210	(80,617)
Tenant relationships	898,128	(169,162)	501,670	(66,467)

	$2,931,659	$(862,308)	$1,728,087	$(410,512)

	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values(1)	$65,203	$(19,817)	$65,203	$(9,027)
Below-market lease values(2)	(371,707)	269,927	(371,707)	162,194

	$(306,504)	$250,110	$(306,504)	$153,167

(1)	Above-market lease values are included as a part of Other assets in the accompanying Condensed Consolidated Balance Sheets, and the related amortization is recorded as a reduction of rental income.
(2)	Below-market lease values are included as a part of Other liabilities in the accompanying Condensed Consolidated Balance Sheets, and the related accretion is recorded as an increase to rental income.

Total amortization expense related to these lease intangible assets was $172,678 and $451,796 for the three and six months ended June 30, 2015, respectively, and $33,540 and $62,008 for the three and six months ended June 30, 2014, respectively.

Total amortization related to above-market lease values was $5,395 and $10,790, for the three and six months ended June 30, 2015, respectively, and $461 for both the three and six months ended June 30, 2014. Total accretion related to below-market lease values was $52,590 and $107,733 for the three and six months ended June 30, 2015, respectively, and $20,980 and $40,874 for the three and six months ended June 30, 2014, respectively.

Portfolio Diversification and Concentrations

Diversification

The following table summarizes the geographic locations, by state, of our properties with leases in place as of June 30, 2015 and 2014:

	As of and For the Six Months Ended June 30, 2015					As of and For the Six Months Ended June 30, 2014
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California	15	2,722	23.7%	$3,712,894	68.7%	9	1,599	24.8%	$2,051,017	67.1%
Florida	12	4,401	38.4%	820,834	15.2%	8	496	7.7%	240,304	7.9%
Oregon	4	2,313	20.2%	583,763	10.8%	4	2,313	35.9%	492,121	16.1%
Arizona	1	1,761	15.4%	161,935	3.0%	1	1,761	27.4%	145,328	4.7%
Michigan	4	270	2.3%	123,357	2.3%	4	270	4.2%	128,157	4.2%

	36	11,467	100.0%	$5,402,783	100.0%	26	6,439	100.0%	$3,056,927	100.0%

Concentrations

Credit Risk

Our farms are leased to 30 different third-party tenants. Two of our farms are leased to the same tenant, Dole Food Company (“Dole”). Aggregate rental income attributable to Dole accounted for approximately $1.5 million, or 27.3%, of the rental revenue recorded during the six months ended June 30, 2015, as compared to 46.5% of the total rental revenue recorded during the six months ended June 30, 2014. In addition, a separate tenant accounted for approximately 11.7% of the total rental revenue recorded during the six months ended June 30, 2015. If either tenant fails to make rental payments or elects to terminate their lease, and the land cannot be re-leased on satisfactory terms, there would likely be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total rental revenue recorded during the six months ended June 30, 2015.

Geographic Risk

15 of our 36 farms owned as of June 30, 2015, are located in California, and 12 farms are located in Florida. As of June 30, 2015, our farmland in California accounted for 2,722 acres, or 23.7% of the total acreage we owned. Furthermore, these farms accounted for approximately $3.7 million, or 68.7%, of the rental revenue recorded during the six months ended June 30, 2015. However, our farms are spread across three of the many different growing regions within California. As of June 30, 2015, our farmland in Florida accounted for 4,401 acres, or 38.4% of the total acreage we owned, and these farms accounted for approximately $0.8 million, or 15.2%, of the rental revenue recorded during the six months ended June 30, 2015. In addition, our farms in Oregon accounted for approximately 10.8% of the rental revenue recorded during the six months ended June 30, 2015. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of the total rental revenue recorded during the six months ended June 30, 2015.

Active Purchase and Sale Agreements

On June 17, 2015, we entered into an agreement to purchase 841 acres of farmland in California (the “841-Acre California Property”) for approximately $18.9 million. The 841-Acre California Property is currently vineyard farmland; however, we expect to develop the property with almond trees if acquired. The prospective purchase of the 841-Acre California Property is expected to close during the three months ending September 30, 2015, subject to customary conditions and termination rights for transactions of this type, including a due diligence inspection period. However, there can be no assurance that this prospective acquisition will be consummated by that time, on the terms currently anticipated, or at all.

NOTE 4. RELATED-PARTY TRANSACTIONS

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits and general expenses directly. The current advisory agreement with our Advisor (the “Advisory Agreement”) and the current administration agreement with our Administrator (the “Administration Agreement”) became effective February 1, 2013. A summary of each of these agreements is provided in Note 4 to our consolidated financial statements included in our Form 10-K. There were no material changes to either agreement during the six months ended June 30, 2015.

The following table summarizes the management fees, incentive fees and associated credits and the administration fees reflected in our accompanying Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Management fee(1)(2)	$328,392	$236,531	$624,140	$477,495
Credit from voluntary, irrevocable waiver by Adviser’s board of directors(2)(3)	—	—	(320,905)	—

Net fee to our Adviser	$328,392	$236,531	$303,235	$477,495

Administration fee(1)(2)	$177,852	$65,047	$308,788	$131,205

(1)	Pursuant to the Advisory and Administration Agreements, respectively, which became effective on February 1, 2013.
(2)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.
(3)	The credit received from our Adviser for the six months ended June 30, 2015, was attributable to a finder’s fee earned by our Adviser in connection with a farm we acquired during the three months ended March 31, 2015, which fee was granted to us as a waiver to be applied against the fees we pay to our Adviser.

Related-Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014, were as follows:

	As of 6/30/2015	As of 12/31/2014

Management fee due to Adviser	$624,140	$301,487
Credits to fees due to Adviser	(320,905)	—
Other due to Adviser(1)	18,595	3,187

Total due to Adviser	321,830	304,674

Administration fee due to Administrator	308,788	166,427

Total due to Administrator	308,788	166,427

Total due to related parties(2)	$630,618	$471,101

(1)	Other fees due to related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser or Administrator on our behalf.
(2)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.

NOTE 5. BORROWINGS

Our borrowings as of June 30, 2015, and December 31, 2014, are summarized below:

					As of June 30, 2015					As of December 31, 2014
Issuer	Type of Issuance	Date(s) of Issuance	Initial Commitment	Maturity Date(s)	Principal Outstanding	Stated Interest Rate(1)		Undrawn Commitment		Principal Outstanding	Stated Interest Rate(1)		Undrawn Commitment
MetLife	Mortgage Note Payable	5/9/2014	100,000,000	1/5/2029 (2)	$66,331,998	3.61%		33,668,002	(3)	66,331,998	3.61%		33,668,002	(3)
MetLife	Line of Credit	5/9/2014	25,000,000	4/5/2024	2,800,000	2.77%		22,200,000	(3)	4,000,000	2.75%		21,000,000	(3)
Farm Credit	Mortgage Notes Payable	9/19/2014–5/8/2015	18,425,880	5/1/2020–8/1/2034	18,116,168	3.38	% (4)	—		12,410,363	3.53	% (4)	—
Farmer Mac	Bonds Payable	12/11/2014	75,000,000	7/30/2018–1/6/2020 (5)	23,213,000	2.99%		51,787,000	(6)	3,675,000	3.25%		71,325,000	(6)

Totals:					$110,461,166			$107,655,002		$86,417,361			$125,993,002

(1)	Represents the weighted-average, blended rate on the respective borrowing facilities as of June 30, 2015, and December 31, 2014.
(2)	If facility not fully utilized by December 31, 2016, MetLife has the option to be relieved of its obligations to disburse the additional funds under the loan.
(3)	Based on the properties that were pledged as collateral as of June 30, 2015, and December 31, 2014, approximately $16.5 million and $13.8 million, respectively, of the undrawn commitment was available for us to draw.
(4)	Rate is before interest repatriation. 2014 interest patronage received resulted in a reduction to the stated interest rate of 12.7%.
(5)	If facility not fully utilized by December 11, 2016, Farmer Mac has the option to be relieved of its obligations to purchase additional bonds under the facility.
(6)	At each of June 30, 2015, and December 31, 2014, there was no additional availability to draw under this facility, as no additional properties had been pledged as collateral.

The weighted-average effective interest rate charged on all of our borrowings, excluding the impact of deferred financing costs and before any interest repatriation, was 3.6% for both the three and six months ended June 30, 2015, respectively, as compared to 3.7% and 3.6% for the three and six months ended June 30, 2014, respectively. 2014 interest patronage from our Farm Credit (as defined below) borrowings, which patronage was received during the three months ended June 30, 2015, resulted in a reduction to our effective interest rate of 12.7%.

MetLife Credit Facility

On May 9, 2014, we closed on a facility with MetLife that consists of a $100.0 million long-term note payable that is scheduled to mature on January 5, 2029 (the “MetLife Note Payable”), and a $25.0 million revolving equity line of credit that is scheduled to mature on April 5, 2024 (the “MetLife Line of Credit” and, together with the MetLife Note Payable, the “MetLife Credit Facility”). Initial advances under the MetLife Note Payable bear interest at a fixed rate of 3.50% per annum, plus an unused line fee of 0.20% on undrawn amounts, and interest rates for subsequent disbursements are based on prevailing market rates at the time of such disbursements. The interest rates on the initial advance and any subsequent disbursements will be subject to adjustment every three years. If we have not drawn the full commitment amount of $100.0 million by December 31, 2016, MetLife has the option to be relieved of its obligation to disburse the additional funds under this loan. As of June 30, 2015, there is approximately $66.3 million outstanding under the MetLife Note Payable that bears interest at a blended rate of 3.61% per annum. Advances under the MetLife Line of Credit initially bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.50%, with a minimum annualized rate of 2.75%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the MetLife Line of Credit will be subject to adjustment in April 2017. As of June 30, 2015, there is $2.8 million outstanding under the MetLife Line of Credit that bears interest at a rate of 2.77% per annum. While approximately $55.9 million of the full commitment amount remains undrawn, based on the current level of collateral pledged, as of June 30, 2015, we have approximately $16.5 million of aggregate availability under the MetLife Credit Facility.

Farm Credit Notes Payable

On March 10 and April 9, 2015, we, through certain subsidiaries of our Operating Partnership, closed on two interest-only loans from Farm Credit of Central Florida, FLCA (“Farm Credit”), for an aggregate amount of approximately $3.3 million. These loans bear interest (before interest repatriation) at a fixed rate of 3.20% throughout each of their five-year terms. On May 8, 2015, we obtained an additional loan for approximately $2.6 million that matures in May 2030. Through April 30, 2018, this loan will bear interest at a fixed rate of 2.90%, thereafter reverting to an amortizing loan bearing interest equal to the one-month LIBOR plus 3.00%.

Proceeds from the Farm Credit Notes Payable were invested into the acquisition of new farms and to repay amounts owed under our line of credit with MetLife. As of June 30, 2015, aggregate borrowings from Farm Credit were approximately $18.1 million, and we were in compliance with all covenants.

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

On January 5, 2015, we completed an issuance under the Farmer Mac Facility of a $10.2 million, five-year, interest-only bond with a fixed interest rate of 3.25% throughout its term. In addition, on June 25, 2015, we issued a $9.4 million, three-year, interest-only bond with a fixed rate of 2.60%.

Proceeds from bonds issued under the Farmer Mac Facility were invested into the acquisition of new farms. As of June, 30, 2015, the aggregate amount of bonds issued under the Farmer Mac Facility was approximately $23.2 million, and we were in compliance with all covenants.

Fair Value

As of June 30, 2015, the aggregate fair value of our mortgage notes and bonds payable was approximately $107.4 million, as compared to an aggregate carrying value of $107.7 million. The fair value of the mortgage notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10, “Fair Value Measurements and Disclosures,” and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Due to the revolving nature of our line of credit with MetLife and the lack of changes in market credit spreads, its fair value as of June 30, 2015, is deemed to approximate its carrying value of $2.8 million.

NOTE 6. STOCKHOLDERS’ EQUITY

Distributions

The distributions to common stockholders declared by our Board of Directors and paid by us during the six months ended June 30, 2015 and 2014 are reflected in the table below.

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share
2015	January 13, 2015	January 23, 2015	February 3, 2015	$0.035
	January 13, 2015	February 18, 2015	February 27, 2015	0.035
	January 13, 2015	March 20, 2015	March 31, 2015	0.035
	April 14, 2015	April 24, 2015	May 4, 2015	0.040
	April 14, 2015	May 19, 2015	May 28, 2015	0.040
	April 14, 2015	June 19, 2015	June 30, 2015	0.040

Six Months ended June 30, 2015				$0.225

2014	January 7, 2014	January 22, 2014	January 31, 2014	$0.030
	January 7, 2014	February 19, 2014	February 28, 2014	0.030
	January 7, 2014	March 17, 2014	March 31, 2014	0.030
	April 8, 2014	April 21, 2014	April 30, 2014	0.030
	April 8, 2014	May 20, 2014	May 30, 2014	0.030
	April 8, 2014	June 19, 2014	June 30, 2014	0.030

Six Months ended June 30, 2014				$0.180

We will provide information related to the federal income tax characterization of our 2015 distributions in an IRS Form 1099-DIV, which will be mailed to our stockholders in January 2016.

Registration Statement

We filed a universal registration statement on Form S-3 (File No. 333-194539) with the SEC on March 13, 2014, which the SEC declared effective on April 2, 2014. This universal registration statement permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of two or more of such securities. As of June 30, 2015, we have issued 1,223,453 shares of common stock for gross proceeds of $15.0 million under this universal registration statement.

On November 5, 2014, we filed a registration statement on Form S-11 (File No. 333-199896) with the SEC, and on each of April 27 and May 11, 2015, we filed pre-effective amendments to such registration statement, which the SEC declared effective on May 13, 2015. Pursuant to this registration statement, we completed a public offering of 1,306,597 shares of our common stock at a public offering price of $11.40 during the three months ended June 30, 2015. See “—2015 Equity Issuance” below for further discussion on this offering.

2015 Equity Issuance

On May 15, 2015, we completed a public offering (the “2015 Follow-on Offering”) of 1,250,000 shares of our common stock at a public offering price of $11.40 per share. As a result of this offering, we received gross proceeds of approximately $14.3 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $13.2 million. On June 10, 2015, the underwriters exercised a portion of their over-allotment option in connection with our 2015 Follow-on Offering, and, as a result, we issued an additional 56,597 shares. This transaction closed on June 15, 2015, and resulted in gross proceeds of approximately $645,000 and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $606,000.

We used the proceeds received from the 2015 Follow-on Offering to repay existing indebtedness, to fund new property acquisitions and for other general corporate purposes.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Obligations

In connection with the follow-on lease we executed upon our acquisition of Sycamore Road in July 2014, we are required to make certain irrigation improvements on the property to increase overall water availability by November 1, 2015. These improvements are expected to be completed during the three months ending December 31, 2015. As of June 30, 2015, we have expended or accrued $519,289 related to these improvements, and we expect to incur additional costs of approximately $275,000. In addition, we will earn additional rent on the total cost of these improvements commensurate with the then-current annual yield on the farmland.

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

NOTE 8. LOSS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted loss per common share for the three and six months ended June 30, 2015 and 2014. Loss per share is computed using the weighted average number of shares outstanding during the respective periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(30,289)	$(301,094)	$(5,715)	$(280,176)
Weighted average shares of common stock outstanding – basic and diluted	8,439,855	6,530,264	8,098,681	6,530,264

Basic and diluted loss per common share	$(0.00)	$(0.05)	$(0.00)	$(0.04)

NOTE 9. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 4, 2015, the day the financial statements were issued.

Purchase and Sale Agreements

On July 1, 2015, we entered into two purchase and sale agreements to acquire two 1,280-acre farms located in Nebraska (each the “1,280-Acre Nebraska Property”) for an aggregate purchase price of approximately $11.0 million. Each 1,280-Acre Nebraska Property is each irrigated farmland that is currently farmed primarily for corn, soybeans and potatoes. The prospective purchases of each 1,280-Acre Nebraska Property are expected to close during the three months ending September 30, 2015, subject to customary conditions and termination rights for transactions of this type, including a due diligence inspection period. However, there can be no assurance that these prospective acquisitions will be consummated by that time, on the terms currently anticipated, or at all.

Property and Casualty Recovery

On July 21, 2015, we received the remaining $76,423 of insurance proceeds related to the fire on West Gonzales, which amount will be recognized during the three months ending September 30, 2015. No further recoveries are expected relating to the fire.

Distributions

On July 14, 2015, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 24, 2015	August 4, 2015	$0.04
August 20, 2015	August 31, 2015	0.04
September 21, 2015	September 30, 2015	0.04

Total:		$0.12

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

For further information about these and other factors that could affect our future results, please see the caption titled “Risk Factors” in our Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2014, which we filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2015. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q, except as required by law.

All references to “we,” “our,” “us” and the “Company” in this Quarterly Report mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term refers only to Gladstone Land Corporation.

OVERVIEW

General

We are an externally-managed real estate investment trust (“REIT”) that is engaged primarily in the business of owning and leasing farmland; we are not a grower, nor do we farm the properties we own. We currently own 11,467 acres, comprised of 36 farms (15 in California, 12 in Florida, 4 in Michigan, 4 in Oregon and 1 in Arizona) that are leased to 30 different tenants. Our tenants consist of both independent and corporate farming operations, all of which are unrelated to us. We intend to acquire more farmland in these and other states in our regions of focus that is already or will be leased to farmers, and we expect that most of our future tenants will also be independent or corporate farming operations that are unrelated to us. We may also acquire property related to farming, such as cooling facilities, freezer buildings, packinghouses, box barns, silos, storage facilities, greenhouses, processing plants and distribution centers. We generally lease our properties on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs (including drought insurance if we were to acquire properties that depend upon rainwater for irrigation), maintenance and other operating costs. We may also elect to sell farmland at certain times, such as when the land could be developed by others for urban or suburban uses.

We were incorporated in 1997, primarily for the purpose of operating strawberry farms through our former subsidiary, Coastal Berry Company, LLC (“Coastal Berry”), an entity that provided growing, packaging, marketing and distribution of fresh berries and other agricultural products. We operated Coastal Berry as our primary business until 2004, when it was sold to Dole Food Company (“Dole”). Since 2004, our operations have consisted of leasing our farms to third-party tenants. We do not currently intend to enter into the business of growing, packing or marketing farmed products.

We conduct substantially all of our investment activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). We control our Operating Partnership as its sole general partner, and we also currently own, directly or indirectly, all limited partnership units (“OP Units”) of our Operating Partnership. We have the ability and expectation to offer equity ownership in our Operating Partnership by issuing OP Units from time to time, in whole or in part, in exchange for agricultural real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the realization of gains until they redeem the OP Units or sell the OP Units for cash. Persons who receive OP Units in our Operating Partnership in exchange for real estate or interests in entities that own real estate will be entitled to redeem these OP Units for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the OP Units for one year. We have yet to acquire any properties through issuance of OP Units.

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

Leases

Most of our agricultural leases are on a triple-net basis and have original terms ranging from 3 to 10 years for properties growing row crops and 5 to 15 years for properties growing permanent crops, often with options to extend the lease further. Rent is generally payable to us on either an annual or semi-annual basis, with one-half due at the beginning of the year and the second half due later in the year. Further, most of our leases contain provisions that provide for annual increases in the rental amounts payable by the tenants, often referred to as escalation clauses. The escalation clauses may specify fixed dollar amount or percentage increases each year, or it may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect current market rents. We have not entered into any leases that include variable rent based on the success of the harvest each year; however, should we choose to do so, we would generally require the lease to include the guarantee of a minimum amount of rental income that satisfies our investment return criteria. Currently, our 36 farms are leased under original lease terms ranging from 1 to 15 years, with 21 farms leased on a pure triple-net basis, and 15 farms leased on a partial-net basis, with the landlord responsible for all or a portion of the related property taxes. However, due to follow-on leases we have executed on certain of our properties, two of our farms that are currently leased on a partial-net basis will convert to pure triple-net leases in November 2015.

We monitor our tenants’ credit quality on an ongoing basis by, among other things, periodically conducting site visits of the properties to ensure farming operations are taking place and to assess the general maintenance of the properties. To date, we have not identified any changes to credit quality of our tenants, and all tenants continue to pay pursuant to the terms of their respective leases.

Lease Expirations

Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for renewal or extension. We had three agricultural leases that were originally due to expire in 2015, all of which have been renewed or extended. These leases were renewed or extended for periods ranging from two to five additional years at rental rates representing an average increase of 9.3% over the respective previous leases. In addition, we renewed one of our leases that was originally scheduled to expire in 2016 for an additional six years at a 32.5% increase in the rental rate. All of these leases were renewed or extended with the existing tenants, thus incurring no downtime on any of the farms. In aggregate, these properties accounted for approximately 4.8% of the total acreage owned as of June 30, 2015, and 15.9% of the total rental income recorded for the six months ended June 30, 2015.

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

The following table summarizes the lease expirations by year for our properties with leases in place as of June 30, 2015:

Year	Number of Expiring Leases	Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Six Months Ended June 30, 2015	% of Total Rental Revenue
2015 (1)	1	0	0.0%	$16,032	0.3%
2016	1	331	2.9%	380,801	7.0%
2017	9	684	6.0%	1,100,220	20.4%
2018	3	370	3.2%	184,242	3.4%
2019	0	0	0.0%	—	0.0%
2020	6	3,888	33.9%	1,634,991	30.3%
Thereafter	11	6,194	54.0%	2,086,497	38.6%

Totals	31	11,467	100.0%	$5,402,783	100.0%

(1)	Represents a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis. The remaining three leases originally scheduled to expire in 2015 were renewed during the six months ended June 30, 2015.

Business Environment

Increasing global demand for food has led to both steady and significant increases in farmland values across the majority of the U.S. over the past decade. According to the U.S. Department of Agriculture (the “USDA”), average per-acre values of U.S. farmland have more than doubled since 2009. Moreover, according to the National Council of Real Estate Investment Fiduciaries (“NCREIF”), the values of U.S. farmland have averaged returns of 12.6% in 2014 and 14.1% annually since 2000. These value increases are even higher for high-quality U.S. cropland (our current investment focus), partially in response to lifestyle shifts away from processed and frozen foods towards fresh produce. While farmland values in parts of the Midwest declined for the first time in decades during 2014, driven by sharply lower grain prices, according to NCREIF, annual cropland in the regions where our properties are located continued to experience steady increases in value, as they have each year since 1990. We expect this trend to become even stronger as per-capita income rises and a higher percentage of household income is dedicated toward food.

Domestic and global population growth is a major driver behind the overall increased value and demand for farmland. According to the Food and Agriculture Organization of the United Nations, global population is expected to grow by 34% between 2009 and 2050. In contrast, over the same period, the area of arable land is projected to expand by only 5%, with the ongoing trend of rapid urbanization and conversion of farmland continuing at an accelerating pace. Quality farmland in the U.S. currently has a near-zero vacancy rate, compared to vacancy rates of over 14% for office space, according to a recent quarterly report released by CBRE Group, Inc. Further, according to the USDA, approximately 40% of all U.S. farm acreage is operated by non-owners, and we expect that several factors, including steadily-increasing land prices, the increasing average age of farmers in the U.S. and expanding government crop insurance programs that encourage farmers to invest more in expanding their operations than in owning more farmland, exist that will influence growers toward renting versus owning their own farmland. Given the trends currently driving increased demand for farmland, we do not believe vacancy rates for U.S. farmland will increase over the short- or long-term.

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

Concerns over water rights and the overall availability of water have been a major cause in the slowing of acreage increases of U.S. croplands. In California, the recent drought has driven prices for farmland located in highly-desirable regions with water accessibility upwards and has forced many producers to either cut back on acres in production or move to less-desirable regions. Fortunately, the drought has had little impact on our farms, since all of our properties have their own water sources via wells which undergo thorough testing to ensure adequate depth, flow and crop coverage. Despite the impact of last year’s drought, the weather in California over the past year has been favorable for fresh produce, particularly strawberries, as quality and yields have remained high. Moreover, major relief is expected for those areas impacted by the drought in California. The National Oceanic Atmospheric Administration is expecting the 2015 El Niño phase of the El Niño Southern Oscillation (“El Niño”), which typically brings heavy rainfall to California during the fall and winter seasons, to rival the strongest El Niño in recorded history, predicting it to last into the spring of 2016. In Florida, fruit and vegetable production experienced its strongest spring in over four years, as a result of ideal weather, excellent quality and inconsistent production out of Mexico. Blueberry production conditions have also been excellent this year in the Pacific Northwest, where four of our farms are located. However, in the unlikely event that our tenants begin to experience significant losses due to the drought, a major mitigating factor is the recently-enacted U.S. farm bill, the Agricultural Act of 2014 (the “Farm Bill”). In addition to increasing government subsidy amounts and improving existing crop insurance program for farmers, the Farm Bill has also expanded the emergency programs to provide significantly better coverage to such events as disaster and drought relief.

Recent Developments

Investment Activity

During the six months ended June 30, 2015, we acquired four farms in three separate transactions, which are summarized in the table below:

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Rent(1)
Espinosa Road(2)	Salinas, CA	1/5/2015	331	1	Strawberries	1.8 years	None	$16,905,500	$87,512	(3)	$778,342
Parrish Road	Duette, FL	3/10/2015	419	1	Strawberries	10.3 years	2 (5 years)	3,913,280	101,610	(3)	251,832
Immokalee Exchange	Immokalee, FL	6/25/2015	2,678	2	Misc. Vegetables	5.0 years	2 (5 years)	15,757,700	148,960	(3)	960,104

			3,428	4				$36,576,480	$338,082		$1,990,278

(1)	Annualized GAAP amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market and below-market lease values recorded.
(2)	In connection with this acquisition, our Adviser earned a finder’s fee of $320,905, which fee was fully credited back to us by our Adviser during the three months ended March 31, 2015.
(3)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $7,225 of direct leasing costs in connection with these acquisitions.

In addition, we are currently entered into the following purchase agreements:

Date Entered Into	Gross Acres	State	Primary Crop(s)	Purchase Price
6/17/2015	841	CA	Almonds (1)	$18,922,500
7/1/2015	1,280	NE	Corn, soybeans and potatoes	5,504,000
7/1/2015	1,280	NE	Corn, soybeans and potatoes	5,504,000

	3,401			$29,930,500

(1)	Property is currently planted with wine grape vineyards. However, if we acquire the property, we intend to develop the entire property with new almond trees.

Leasing Activity

The following significant leasing events occurred with regard to our already-existing properties:

•	Keysville Road. On February 9, 2015, we terminated the lease with the tenant occupying 59 acres of farmland near Plant City, Florida, and, on February 10, 2015, entered into a lease with a new tenant to occupy the property. The new lease is scheduled to expire on June 30, 2020, four years beyond that of the previous lease, and provides for rent escalations over its life, with minimum, annualized straight-line rental income of $73,749, representing a 7.9% increase over that of the previous lease. In connection with the termination of the previous lease, during the six months ended June 30, 2015, we wrote off $32,497 of rental income that had been recorded in prior periods.

•	Spring Valley. On February 23, 2015, we renewed the lease with the tenant occupying 145 acres of farmland near Watsonville, California, which was originally set to expire on September 30, 2016. The lease was renewed for an additional six years, through September 30, 2022, and provides for rent escalations over its life, with minimum annualized, straight-line rental income of $327,904, representing a 32.5% increase over that of the previous lease. The new lease also grants the tenant two options to extend the lease for an additional six years each.

•	Santa Clara. On April 8, 2015, the tenant occupying 333 acres of farmland near Oxnard, California, exercised its option to extend the two existing leases, which were originally set to expire on July 31, 2015. The leases were extended for an additional two years, through July 31, 2017, and provide for aggregate annualized straight-line rental income of approximately $1,303,000, representing a 5.8% increase over that of the previous leases.

•	Dalton Lane. On April 13, 2015, we renewed the lease with the tenant occupying 72 acres of farmland near Watsonville, California, which was originally set to expire on October 31, 2015. The lease was renewed for an additional five years, through October 31, 2020, and provides for rent escalations over its life, with annualized, straight-line rental income of approximately $164,000, representing a 16.8% increase over that of the previous lease. The new lease also grants the tenant one option to extend the lease for an additional five years.

Financing Activity

Farm Credit

Since January 1, 2015, we have closed on three separate loans with Farm Credit of Central Florida, FLCA (“Farm Credit”), for an aggregate amount of approximately $5.9 million. Terms of each of these notes are summarized in the following table:

Date of Issuance	Initial Commitment	Maturity Date	Current Balance Outstanding	Principal Amortization	Interest Rate Terms(1)
3/10/2015	2,374,680	5/1/2020	$2,374,680	None	3.20%, fixed throughout term
4/9/2015	897,600	6/1/2020	897,600	None	3.20%, fixed throughout term
5/8/2015	2,640,000	5/1/2030	2,640,000	None(2)	2.90%, fixed through 4/30/2018; variable thereafter (1-mo LIBOR + 3.00%)

(1)	Rates are before interest repatriation. Interest patronage received for 2014 reduced the stated interest rate by 12.7%.
(2)	Interest only through April 30, 2018. Note converts to a 20-year amortization thereafter.

Proceeds from these notes were used to repay existing indebtedness, to fund new property acquisitions and for other general corporate purposes.

Farmer Mac

Pursuant to a bond purchase agreement we entered into on December 5, 2014, with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation for a secured note purchase facility that provides for bond issuances up to an aggregate principal amount of $75.0 million (the “Farmer Mac Facility”), we have issued two bonds since January 1, 2015, the terms of each of which are summarized in the following table.

Date of Issuance	Initial Commitment	Maturity Date	Current Balance Outstanding	Principal Amortization	Interest Rate Terms
1/5/2015	$10,178,000	1/6/2020	$10,178,000	None	3.25%, fixed throughout term
6/25/2015	9,360,000	7/30/2018	9,360,000	None	2.60%, fixed throughout term

Proceeds from these bond issuances were used for new property acquisitions.

2015 Equity Issuance

On May 15, 2015, we completed a public offering of our common stock at a public offering price of $11.40 per share, and, on June 10, 2015, the underwriters exercised a portion of their over-allotment option, which closed on June 15, 2015 (collectively, the “2015 Follow-on Offering”). As a result of our 2015 Follow-on Offering, we issued 1,306,597 shares of our common stock, resulting in gross proceeds of approximately $14.9 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $13.8 million. Proceeds received from the 2015 Follow-on Offering were used to repay existing indebtedness, to fund new property acquisitions, and for other general corporate purposes.

Portfolio Diversity

Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio of 12 farms leased to 7 different, unrelated tenants to a current portfolio of 36 farms leased to 30 different, unrelated tenants. While our focus remains in farmland suitable for growing fresh produce row crops, we have also begun to diversify our portfolio into farmland suitable for other crop types, including permanent crops, consisting primarily of blueberries, and certain commodity crops, consisting primarily of corn and beans. The following table summarizes the different sources of revenues for our properties with leases in place as of and for the six months ended June 30, 2015 and 2014:

	As of and For the Six Months Ended June 30, 2015				As of and For the Six Months Ended June 30, 2014				Annualized Straight- line Rental Income as of
	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Farmable Revenue	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	June 30, 2015(1)
Revenue Source									Total Rental Revenue	% of Total Revenue
Annual row crops – fresh produce(2)	6,903	78.2%	$4,324,577	80.0%	4,719	71.0%	$2,252,175	73.7%	$9,801,035	82.0%
Annual row crops – commodity crops(3)	1,460	16.5%	220,281	4.1%	1,469	22.1%	203,035	6.6%	444,767	3.7%

Subtotal – Total annual row crops	8,363	94.7%	4,544,858	84.1%	6,188	93.1%	2,455,210	80.3%	10,245,802	85.7%
Permanent crops(4)	466	5.3%	280,284	5.2%	457	6.9%	236,032	7.7%	561,268	4.7%

Subtotal – Total crops	8,829	100.0%	4,825,142	89.3%	6,645	100.0%	2,691,242	88.0%	10,807,070	90.4%
Facilities and other(5)	—	0.0%	577,641	10.7%	—	0.0%	365,685	12.0%	1,153,270	9.6%

Total	8,829	100.0%	$5,402,783	100.0%	6,645	100.0%	$3,056,927	100.0%	$11,960,340	100.0%

(1)	Annualized straight-line rent amount is based on the minimum rental payments required per the leases in place as of June 30, 2015, and includes the amortization of any above-/below-markiet lease values and tenant improvements paid for by the tenant.
(2)	Includes berries and other fruits, such as strawberries, raspberries and melons, and vegetables, such as cabbage, carrots, celery, cucumbers, lettuce, mint, onions, peas, peppers, potatoes, radicchio, spinach and tomatoes.
(3)	Includes beans, corn, grass and wheat.
(4)	Includes blueberries, avocados and lemons.
(5)	Consists primarily of rental revenue from: (i) farm-related facilities, such as coolers, packinghouses, distribution centers, residential houses for tenant farmers and other minor farm-related buildings; (ii) a surface area lease with an oil company on a small parcel of one of our properties; and (iii) unused areas on certain of our farms.

Our acquisition of 24 farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations of our properties with leases in place as of and for the six months ended June 30, 2015 and 2014:

	As of and For the Six Months Ended June 30, 2015				As of and For the Six Months Ended June 30, 2014				Annualized GAAP Rental Income as of June 30, 2015(1)
State	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
California	2,722	23.7%	$3,712,894	68.7%	1,599	24.8%	$2,051,017	67.1%	$7,500,128	62.7%
Florida	4,401	38.4%	820,834	15.2%	496	7.7%	240,304	7.9%	2,715,498	22.7%
Oregon	2,313	20.2%	583,763	10.8%	2,313	35.9%	492,121	16.1%	1,169,925	9.8%
Arizona	1,761	15.4%	161,935	3.0%	1,761	27.4%	145,328	4.7%	328,075	2.7%
Michigan	270	2.3%	123,357	2.3%	270	4.2%	128,157	4.2%	246,714	2.1%

	11,467	100.0%	$5,402,783	100.0%	6,439	100.0%	$3,056,927	100.0%	$11,960,340	100.0%

(1)	Annualized straight-line rent amount is based on the minimum rental payments required per the leases in place as of June 30, 2015, and includes the amortization of any above-/below-markiet lease values and tenant improvements paid for by the tenant.

Our Adviser and Administrator

We are externally managed pursuant to a contractual investment advisory arrangement (the “Advisory Agreement”) with our Adviser, under which our Adviser directly employs certain of our personnel and pays their payroll, benefits and general expenses directly, and our Administrator provides administrative services to us pursuant to a separate administration agreement with our Administrator (the “Administration Agreement”). A summary of each of these agreements is provided in Note 4 to our consolidated financial statements in our 2014 Form 10-K. There were no material changes to either of these agreements during the six months ended June 30, 2015.

Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our 2014 Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2015.

RESULTS OF OPERATIONS

A comparison of our operating results for the three and six months ended June 30, 2015 and 2014 is below:

	For the Three Months Ended June 30,
	2015	2014	$ Change	% Change
Operating revenues:
Rental revenues	$2,780,456	$1,561,291	$1,219,165	78.1%
Tenant recovery revenue	3,397	4,644	(1,247)	-26.9%

Total operating revenues	2,783,853	1,565,935	1,217,918	77.8%

Operating expenses:
Depreciation and amortization	711,803	330,486	381,317	115.4%
Management fee	328,392	236,531	91,861	38.8%
Administration fee	177,852	65,047	112,805	173.4%
Professional fees	84,135	110,605	(26,470)	-23.9%
Acquisition-related expenses	178,016	177,334	682	0.4%
Property operating expense	156,405	81,480	74,925	92.0%
General and administrative	252,579	206,975	45,604	22.0%

Total operating expenses	1,889,182	1,208,458	680,724	56.3%

Operating income	894,671	357,477	537,194	150.3%

Other income (expense)
Interest and other income	1,593	4,327	(2,734)	-63.2%
Interest expense	(947,362)	(405,797)	(541,565)	-133.5%
Property and casualty recovery (loss), net	20,809	(250,478)	271,287	108.3%

Total other expense	(924,960)	(651,948)	(273,012)	-41.9%

Net loss before income taxes	(30,289)	(294,471)	264,182	89.7%

Income tax provision	—	(6,623)	6,623	N/A

Net loss	$(30,289)	$(301,094)	$270,805	89.9%

N/A = Not Applicable

	For the Six Months Ended June 30,
	2015	2014	$ Change	% Change
Operating revenues:
Rental revenues	$5,402,783	$3,056,927	$2,345,856	76.7%
Tenant recovery revenue	6,794	4,644	2,150	46.3%

Total operating revenues	5,409,577	3,061,571	2,348,006	76.7%

Operating expenses:
Depreciation and amortization	1,503,435	618,517	884,918	143.1%
Management fee, net of credits	303,235	477,495	(174,260)	-36.5%
Administration fee	308,788	131,205	177,583	135.3%
Professional fees	251,043	289,592	(38,549)	-13.3%
Acquisition-related expenses	348,697	220,746	127,951	58.0%
Property operating expense	362,170	147,065	215,105	146.3%
General and administrative	483,025	424,290	58,735	13.8%

Total operating expenses	3,560,393	2,308,910	1,251,483	54.2%

Operating income	1,849,184	752,661	1,096,523	145.7%

Other income (expense)
Interest and other income	21,023	10,724	10,299	96.0%
Interest expense	(1,896,731)	(779,837)	(1,116,894)	-143.2%
Property and casualty recovery (loss), net	20,809	(250,478)	271,287	108.3%

Total other expense	(1,854,899)	(1,019,591)	(835,308)	-81.9%

Net loss before income taxes	(5,715)	(266,930)	261,215	97.9%

Income tax provision	—	(13,246)	13,246	N/A

Net loss	$(5,715)	$(280,176)	$274,461	98.0%

N/A = Not Applicable

Operating Revenues

Rental revenues increased for both the three and six months ended June 30, 2015, as compared to the respective prior-year period, primarily as a result of the rental income attributable to 10 additional farms that we acquired since June 30, 2014. For the three and six months ended June 30, 2015, we recorded additional rental income of approximately $1,006,000 and $1,941,000, respectively, as a result of the farms we acquired since June 30, 2014, and approximately $180,000 and $339,000, respectively, on farms held as of June 30, 2014, primarily as a result of our ability to renew existing leases at higher rates and earning additional revenue on capital improvements constructed on certain properties. On a same-property basis, which only includes properties owned for the entirety of both periods presented, rental income increased by approximately $54,000, or 3.5%, and $62,000, or 2.0%, for the three and six months ended June 30, 2015, respectively, due to renewals of existing leases or new leases being put in place at higher rental rates.

Tenant recovery revenue represents real estate taxes and insurance premiums paid on certain of our properties that, per the leases, are required to be reimbursed by the tenant. The increase during the six months ended June 30, 2015, was due to additional premiums we paid for certain insurance policies on one of our properties in accordance with the lease. A corresponding amount was also recorded as property operating expenses during the respective periods.

Operating Expenses

Depreciation and amortization expenses increased for both the three and six months ended June 30, 2015, as compared to the respective prior-year periods, as a result of the additional farms we acquired, as mentioned above, and additional site improvements made on existing properties since June 30, 2014. For the three and six months ended June 30, 2015, we recorded additional depreciation and amortization expense of approximately $349,000 and $760,000, respectively, as a result of the 10 farms we acquired since June 30, 2014, and approximately $33,000 and $125,000, respectively, on farms held as of June 30, 2014, as a result of capital improvements made on certain of those properties. On a same-property portfolio basis, depreciation and amortization expense decreased by approximately $12,000, or 3.7%, for the three months ended June 30, 2015, due to certain lease intangible amortization periods expiring, and increased by approximately $12,000, or 1.9%, for the six months ended June 30, 2015, as a result of capital improvements made on certain of those properties.

The gross management fee paid to our Adviser increased for both the three and six months ended June 30, 2015, as compared to the prior-year periods, primarily as a result of follow-on common stock offerings we completed since June 30, 2014. In September and October of 2014, we raised approximately $14.0 million of net proceeds, and in May and June of 2015, we raised approximately $13.8 million of net proceeds. However, in connection with one of our acquisitions during the three months ended March 31, 2015, our Adviser earned a finder’s fee from a third party of $320,905, which the Adviser applied as a credit to the management fee we owed to our Adviser for the three months ended March 31, 2015.

The administration fee paid to our Administrator increased for both the three and six months ended June 30, 2015, as compared to the respective prior-year periods, primarily due to a change in the calculation, which resulted in an increase in the percentage of the overall fee allocated to us. Beginning July 1, 2014, the allocation of the administration fee was revised such that the fee is now based upon the percentage of time employees of the Administrator spend on our matters in relation to other companies serviced by our Administrator, versus the old methodology whereby the fee was generally allocated based upon our total assets in relation to other companies managed by our Adviser.

Professional fees, consisting primarily of legal and accounting fees, decreased for both the three and six months ended June 30, 2015, as compared to the prior-year periods, primarily as a result of additional fees incurred during the respective prior-year periods for work performed related to our REIT conversion.

Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses increased for both the three and six months ended June 30, 2015, as compared to the respective prior-year periods, primarily as a result of acquiring larger properties during the three and six months ended June 30, 2015, as compared to the respective prior-year periods. In connection with the four farms acquired during the six months ended June 30, 2015, we incurred $338,082 of aggregate acquisition-related costs. Of this amount, during the three and six months ended June 30, 2015, $147,687 and $330,857, respectively, was expensed as incurred, while $4,600 and $7,225, respectively, was capitalized and allocated among the assets acquired during the respective periods. In addition, $7,642 of the acquisition-related costs incurred in connection with the farms we acquired during the six months ended June 30, 2015, was expensed during prior periods. For the five farms acquired during the six months ended June 30, 2014, we recorded $168,546 of acquisition-related costs. Of this amount, $7,175 was capitalized and allocated among the assets acquired, while the remaining amount was expensed as incurred. In general, we are incurring more acquisition-related expenses during 2015 than we were incurring during 2014 due to a larger pipeline of investments, in part because we curtailed our acquisition activity during the first six months of 2014 to focus on closing the credit facility with Metropolitan Life Insurance Company (“MetLife”), stalling our investment activity during the first half of 2014.

Property operating expenses consist primarily of real estate taxes, franchise taxes, insurance expense and other overhead expenses paid for certain of our properties. Property operating expenses increased for both the three and six months ended June 30, 2015, as compared to the respective prior-year periods, primarily due to additional property taxes incurred related to certain properties acquired during the last 12 months. For the three and six months ended June 30, 2015, we accrued approximately $133,000 and $284,000, respectively, of real estate taxes related to certain of our properties, which included the recognition of certain 2014 supplemental tax assessments, as compared to approximately $63,000 and $85,000 during the respective prior-year periods. Based on our current portfolio, we expect our quarterly accrual for our portion of our properties’ real estate taxes to be approximately $149,000 through October 31, 2015, at which point we expect the amount to decrease to approximately $106,000, due to two of our current modified gross leases converting to pure, triple-net leases.

General and administrative expenses increased for both the three and six months ended June 30, 2015, as compared to the respective prior-year periods, primarily as a result of increased state filing fees and overhead insurance costs due to having a larger portfolio, as well as increased costs related to advertising and marketing.

Other Income (Expense)

Interest and other income increased for the six months ended June 30, 2015, as compared to the prior-year period, primarily due to interest patronage received from Farm Credit. During the six months ended June 30, 2015, we received $14,856 from Farm Credit of interest repatriation related to interest accrued during 2014, which resulted in a 12.7% decrease in our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2014.

Interest expense increased for both the three and six months ended June 30, 2015, as compared to the respective prior-year periods, primarily due to increased overall borrowings. The weighted-average balance of our aggregate borrowings for the three and six months ended June 30, 2015, was $103.5 million and $104.0 million, respectively, as compared to $42.4 million and $41.9 million, respectively, for the respective prior-year periods. The overall effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, for the three and six months ended June 30, 2015, was 3.6% and 3.5%, respectively, as compared to 3.7% and 3.6% for the respective prior-year periods.

LIQUIDITY AND CAPITAL RESOURCES

Overview and Future Capital Needs

Since our IPO in January 2013, we have invested approximately $143.2 million into 24 new farms, and we have expended or accrued an additional $6.0 million for capital improvements on existing properties. All of the proceeds received in connection with our IPO and follow-on offerings have been expended, with the majority being invested into new property acquisitions. A significant portion of the proceeds from the IPO and follow-on offerings was also used to pay distributions to our stockholders, to repay existing indebtedness, for improvements on existing properties and for other general corporate purposes. Our current available liquidity is approximately $18.3 million, consisting of $1.8 million in cash and, based on the current level of collateral pledged, $16.5 million of availability under our credit facility with MetLife (the “MetLife Credit Facility”), subject to compliance with covenants.

We intend to use our available liquidity to purchase additional farms and farm-related properties, as well as for other general corporate purposes. Currently, our maximum buying power, assuming all properties were pledged to a borrowing facility, is approximately $41.0 million. We are actively seeking and evaluating acquisitions of additional farm properties that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We currently have six properties that are under either a signed purchase and sale agreement or a signed, non-binding letter of intent for an aggregate proposed purchase price of approximately $44.8 million, and we have many other properties that are in various other stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

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

As of June 30, 2015, our total-debt-to-total-capitalization ratio, at book value, was 60.6%, which is up from 59.0% as of December 31, 2014. We are currently exploring other options available to provide us with additional capital, including negotiations with several other lenders. In addition, we currently have the ability to raise up to $285.0 million of additional equity capital through the sale and issuance of securities that are registered under our registration statements on Form S-3 (File No. 333-194539) and Form S-11 (File No. 333-199896) in one or more future offerings. However, should the market value of our common stock held by non-affiliates fall below $75.0 million, we would be limited in the amount of securities we may sell on Form S-3 to an aggregate market value of securities of no more than one-third of the aggregate market value of common stock held by non-affiliates of ours in any 12-month period. The market value of our common stock held by non-affiliates is currently in excess of $75.0 million, thus precluding the aforementioned limitation; however, this determination is subject to change based on the market value of our common stock and the percentage of common stock held by affiliates of ours.

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30, 2015 and 2014:

	2015	2014	Change ($)	Change (%)
Net cash provided by operating activities	$1,606,010	$737,235	$868,775	117.8%
Net cash used in investing activities	(37,164,705)	(12,534,787)	(24,629,918)	-196.5%
Net cash provided by (used in) financing activities	36,098,060	(644,139)	36,742,199	5704.1%

Change in Cash and Cash Equivalents	$539,365	$(12,441,691)	$12,981,056	104.3%

Operating Activities

The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is utilized to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator and other corporate-level expenses. The increase in cash provided by operating activities during the six months ended June 30, 2015, as compared to the prior-year period, was primarily due to additional rental payments received from farms we have acquired during the past 12 months. This increase was partially offset by increases in certain operating expenses as a result of increased acquisition activity, as well as an increase in cash paid for interest due to increased borrowings during the six months ended June 30, 2015.

Investing Activities

The increase in cash used in investing activities during the six months ended June 30, 2015, as compared to the prior-year period, was primarily due to the acquisition of additional farms during the six months ended June 30, 2015, which exceeded that of the prior-year period by approximately $24.5 million.

Financing Activities

The increase in cash provided by (used in) financing activities during the six months ended June 30, 2015, as compared to the prior-year period, was primarily due to an increase in our net borrowings during the six months ended June 30, 2015, which exceeded that of the prior-year period by approximately $22.9 million, as well as the proceeds received from our 2015 Follow-on Offering, from which we received net cash proceeds of approximately $14.0 million.

Borrowings

MetLife Credit Facility

On May 9, 2014, we closed on a facility with MetLife that consists of a $100.0 million long-term note payable that is scheduled to mature on January 5, 2029 (the “MetLife Note Payable”), and a $25.0 million revolving equity line of credit that is scheduled to mature on April 5, 2024 (the “MetLife Line of Credit” and, together with the MetLife Note Payable, the “MetLife Credit Facility”). Initial advances under the MetLife Note Payable bear interest at a fixed rate of 3.50% per annum, plus an unused line fee of 0.20% on undrawn amounts, and interest rates for subsequent disbursements are based on prevailing market rates at the time of such disbursements. The interest rates on the initial advance and any subsequent disbursements will be subject to adjustment every three years. If we have not drawn the full commitment amount of $100.0 million by December 31, 2016, MetLife has the option to be relieved of its obligation to disburse the additional funds under this loan. Currently, there is approximately $66.3 million outstanding under the MetLife Note Payable that bears interest at a blended rate of 3.61% per annum. Advances under the MetLife Line of Credit initially bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.50%, with a minimum annualized rate of 2.75%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the MetLife Line of Credit will be subject to adjustment in April 2017. Currently, there is $2.8 million outstanding under the MetLife Line of Credit that bears interest at a rate of 2.78% per annum. While approximately $55.9 million of the full commitment amount remains undrawn, based on the current level of collateral pledged, we currently have approximately $16.5 million of availability under the MetLife Credit Facility.

Farm Credit Notes Payable

Since September 19, 2014, we have closed on six separate loans with Farm Credit for an aggregate amount of approximately $18.4 million (collectively, the “Farm Credit Notes Payable”). We currently have $17.8 million outstanding under the Farm Credit Notes Payable that bear interest at an expected weighted-average effective rate (net of expected interest repatriation) of 2.95% and have a weighted-average maturity date of May 2031. While we don’t currently have any availability under the Farm Credit Notes Payable, based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with Farm Credit in connection with certain potential new acquisitions, though there can be no assurance that we will be able to enter into agreements with terms favorable to us, or at all.

Farmer Mac Facility

On December 5, 2014, we entered into an agreement with Farmer Mac that provides for bond issuances up to an aggregate amount of $75.0 million. To date, we have issued aggregate bonds of approximately $23.2 million under the facility that bear interest at a weighted-average rate of 2.99% and have a weighted-average maturity date of June 2019. While approximately $51.8 million of the full commitment balance remains undrawn, based on the current level of collateral pledged, we currently have no availability under the Farmer Mac Facility. However, we expect to pledge certain potential new property acquisitions as collateral under the Farmer Mac Facility to utilize this availability. If we have not issued bonds such that the aggregate bond issuances total $75.0 million by December 11, 2016, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility.

2015 Equity Issuance

On May 15, 2015, we completed a public offering of our common stock at a public offering price of $11.40 per share, and, on June 10, 2015, the underwriters exercised a portion of their over-allotment option, which closed on June 15, 2015. As a result of our 2015 Follow-on Offering, we issued 1,306,597 shares of our common stock, resulting in gross proceeds of approximately $14.9 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $13.8 million. We used the proceeds received from the 2015 Follow-on Offering to repay existing indebtedness, to fund new property acquisitions and for other general corporate purposes.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

NON-GAAP FINANCIAL INFORMATION

Funds from Operations and Adjusted Funds from Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) developed funds from operations (“FFO”) as a relative non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We further present core funds from operations (“CFFO”) and adjusted funds from operations (“AFFO”) as additional non-GAAP financial measures, as we believe both CFFO and AFFO improve comparability on a period-over-period basis and are more useful supplemental metrics for investors to use in assessing our operational performance on a more sustainable basis than FFO.

We calculate CFFO by beginning with FFO and adjusting for the following items:

•	Acquisition-related expenses. Acquisition-related expenses (i.e., due diligence costs) are incurred for investment purposes and do not correlate with the ongoing operations of our existing portfolio. Further, due to the inconsistency in which these costs are incurred and how they are treated for accounting purposes, we believe the exclusion of these expenses improves comparability of our results on a period-to-period basis.

•	Acquisition-related accounting fees. Certain auditing and accounting fees we incur are directly related to acquisitions and vary depending on the number and complexity of acquisitions completed during a period. Due to the inconsistency in which these costs are incurred, we believe the exclusion of these expenses improves comparability of our results on a period-to-period basis. We modified our definition of AFFO to include an adjustment for these costs beginning with the three months ended March 31, 2015, and will apply the same modified definition of AFFO for all prior-year periods presented to provide consistency and better comparability.

•	Income tax provision. We have elected to be treated as a REIT for federal tax purposes beginning with our taxable year ended December 31, 2013. As a REIT, we generally will not be subject to federal income taxes on amounts distributed to our stockholders, provided we meet certain conditions. As such, we believe it is beneficial for investors to view our results of operations excluding the impact of income taxes.

•	Other one-time charges and receipts. We will adjust for certain non-recurring charges and receipts and will explain such adjustments accordingly.

Further, we calculate AFFO by beginning with CFFO and adjusting for the following items:

•	Cash rent adjustment. This adjustment removes the effects of straight-lining rental income, as well as the amortization related to above- and below-market lease values and tenant improvements, resulting in rental income reflected on a modified accrual cash basis. In addition to these adjustments, beginning with the three months ended June 30, 2015, we modified our calculation in our definition of AFFO to provide greater consistency and comparability due to the period-to-period volatility in which cash rents are received. To coincide with our tenants’ harvest seasons, our leases typically provide for cash rents to be paid at various points throughout the lease year, such as annually or semi-annually. As a result, cash rents received during a particular period may not necessarily be comparable to other periods and do not represent the cash rents indicative of a given lease year. Therefore, we have adjusted AFFO to normalize the cash rent received pertaining to a lease year over that respective lease year on a straight-line basis. We will apply the same modified definition of AFFO for all prior-year periods presented to provide consistency and better comparability.

•	Amortization of deferred financing costs. The amortization of costs incurred to obtain financing is excluded from AFFO, as it is a non-cash expense item.

The following table provides a reconciliation of our FFO, CFFO and AFFO for the three and six months ended June 30, 2015 and 2014 to the most directly-comparable GAAP measure, net loss, and a computation of basic and diluted FFO, CFFO and AFFO per weighted-average share of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income available to common stockholders	$(30,289)	$(301,094)	$(5,715)	$(280,176)
Plus: Real estate and intangible depreciation and amortization	711,803	330,486	1,503,435	618,517

FFO available to common stockholders	681,514	29,392	1,497,720	338,341

Plus: Acquisition-related expenses	178,016	177,334	348,697	220,746
Plus: Acquisition-related accounting fees	13,750	(500)	48,750	23,250
Plus: Income tax provision	—	6,623	—	13,246
(Minus) plus: Other one-time (receipts) charges, net(1)	(20,809)	250,478	(10,844)	250,478

CFFO available to common stockholders	852,471	463,327	1,884,323	846,061

Net adjustment for cash rents(2)	(158,449)	(110,196)	(255,045)	(196,446)
Plus: Amortization of deferred financing costs	22,902	12,038	43,927	20,013

AFFO available to common stockholders	$716,924	$365,169	$1,673,205	$669,628

Weighted average common shares outstanding – basic & diluted	8,439,855	6,530,264	8,098,681	6,530,264

FFO per weighted average common share – basic and diluted	$0.08	$0.00	$0.18	$0.05

CFFO per weighted average common share – basic and diluted	$0.10	$0.07	$0.23	$0.13

AFFO per weighted average common share – basic and diluted	$0.08	$0.06	$0.21	$0.10

(1)	2015 adjustments consists of the removal of (i) $20,809 of insurance proceeds received during the three months ended June 30, 2015, and (ii) $9,965 of repairs incurred as a result of the fire on the cooler on West Gonzales that were expensed during the three months ended March 31, 2015. The 2014 adjustment consisted of the property and casualty loss, net, recorded during the three months ended June 30, 2014.
(2)	Using our previous definition of AFFO, the net adjustment for cash rents for the three and six months ended June 30, 2014, would have been an increase of $199,656 and $270,578, respectively.

FFO, CFFO and AFFO do not represent cash flows from operating activities in accordance with GAAP, which, unlike FFO, CFFO and AFFO, generally reflects all cash effects of transactions and other events in the determination of net income, and should not be considered an alternative to net income as an indication of our performance or to cash flows from operations as a measure of liquidity or ability to make distributions. Comparisons of FFO, CFFO and AFFO, using the NAREIT definition for FFO and the definitions above for CFFO and AFFO, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the definitions used by such REITs.

FFO, CFFO and AFFO available to common stockholders is FFO, CFFO and AFFO, respectively, adjusted to subtract distributions made to holders of preferred stock, if applicable. We believe that net loss available to common stockholders is the most directly-comparable GAAP measure to each FFO, CFFO and AFFO available to common stockholders. Basic funds from operations (“Basic FFO”), basic core funds from operations (“Basic CFFO”) and basic adjusted funds from operations (“Basic AFFO”) per share are FFO, CFFO and AFFO, respectively, available to common stockholders divided by the number of weighted-average shares of common stock outstanding during a period. Diluted funds from operations (“Diluted FFO”), diluted core funds from operations (“Diluted CFFO”) and diluted adjusted funds from operations (“Diluted AFFO”) per share are FFO, CFFO and AFFO, respectively, available to common stockholders divided by the number of weighted-average shares of common stock outstanding on a diluted basis during a period. We believe that net loss is the most directly-comparable GAAP measure to each FFO, CFFO and AFFO, basic EPS is the most directly-comparable GAAP measure to each Basic FFO, CFFO and AFFO per share, and diluted EPS is the most directly-comparable GAAP measure to each Diluted FFO, CFFO and AFFO per share.

We believe that FFO, CFFO and AFFO available to common stockholders, Basic FFO, CFFO and AFFO per share and Diluted FFO, CFFO and AFFO per share are useful to investors because they provide investors with a further context for evaluating our FFO, CFFO and AFFO results in the same manner that investors use net income and earnings per share (“EPS”) in evaluating net income available to common stockholders. In addition, because many REITs provide FFO, CFFO and AFFO available to common stockholders, Basic FFO, CFFO and AFFO per share, and Diluted FFO, CFFO and AFFO per share information to the investment community, we believe these are useful supplemental measures when comparing us to other REITs.

Net Asset Value

The following table provides certain summary information about our 36 farm properties held as of June 30, 2015.

Property Name	Location	Date Acquired	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Prior Fair Value(2)	Current Fair Value
San Andreas	Watsonville, CA	6/16/1997	1	307	238	$4,806,449	$11,344,000	$11,344,000	(4)
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	12,309,315	50,662,000	50,662,000	(4)
West Beach	Watsonville, CA	1/3/2011	3	196	195	9,304,059	9,980,000	9,980,000	(4)
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	2,690,463	2,959,000	2,959,000	(4)
Keysville Road	Plant City, FL	10/26/2011	2	59	56	1,241,322	1,548,000	1,548,000	(5)
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	4,013,732	4,400,000	4,400,000	(5)
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	4,025,042	4,806,500	4,806,500	(5)
38th Avenue	Covert, MI	4/5/2013	1	119	89	1,293,824	1,411,000	1,476,000	(4)
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	3,127,897	3,135,000	3,352,000	(4)
Natividad Road	Salinas, CA	10/21/2013	1	166	166	8,189,239	7,607,000	7,607,000	(4)
20th Avenue	South Haven, MI	11/5/2013	3	151	94	1,837,778	2,080,000	2,080,000	(4)
Broadway Road	Moorpark, CA	12/16/2013	1	60	60	2,891,102	3,403,000	3,403,000	(4)
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	13,955,285	14,301,000	14,301,000	(4)
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	7,972,401	7,900,000	7,900,000	(5)
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	2,478,279	2,729,000	2,729,000	(4)
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	5,807,119	5,900,000	6,439,000	(4)
McIntosh Road	Dover, FL	6/20/2014	2	94	78	2,553,622	2,666,000	2,722,000	(4)
Naumann Road	Oxnard, CA	7/23/2014	1	68	66	6,821,216	6,888,500	6,888,500	(3)
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	6,387,629	5,800,000	5,800,000	(3)
Wauchula Road	Duette, FL	9/29/2014	1	808	590	13,521,618	13,765,000	13,765,000	(3)
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	24,313,506	24,592,000	24,592,000	(3)
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	6,090,913	6,125,600	6,125,600	(3)
Espinosa Road	Salinas, CA	1/5/2015	1	331	329	16,725,452	16,905,500	16,905,500	(3)
Parrish Road	Duette, FL	3/10/2015	1	419	211	3,867,252	3,913,280	3,913,280	(3)
Immokalee Exchange	Immokalee, FL	6/25/2015	2	2,678	1,644	15,762,300	—	15,757,700	(3)

			36	11,467	8,829	$181,986,814	$214,821,380	$231,456,080

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for depreciation and amortization accumulated through June 30, 2015.
(2)	As reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2015.
(3)	Valued at the purchase price paid.
(4)	Represents values as determined by our internal valuation process, as described below.
(5)	Represents values as determined by third-party appraisals performed between July 2014 and April 2015.

Real estate companies are required to record real estate using the historical cost basis of the real estate, adjusted for accumulated depreciation and amortization, and, as a result, the carrying value of the real estate does not typically change as the fair value of the assets change. Thus, a difficulty in owning shares of an asset-based company is determining the fair value of the assets so that stockholders can see the value of the assets increase or decrease over time. For this reason, we believe determining the fair value of our real estate assets is useful to our investors.

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

A breakdown of the methodologies used to value our properties and the aggregate value as of June 30, 2015, determined by each method is shown in the table below:

	No. of			% of Total
Valuation Method	Farms	Value		Value
Purchase Price	10	$93,747,580		40.5%
Third-party Appraisal	7	18,654,500		8.1%
Internal Valuation	19	119,054,000	(1)	51.4%

Total	36	$231,456,080		100.0%

(1)	96.3% of this valuation, or approximately $114.6 million, is supported by values as determined by third-party appraisals performed between January 2013 and May 2014. The difference of $4.5 million represents the net appreciation of those properties since the time of the respective appraisals, as determined according to our internal valuation process.

Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of June 30, 2015, include land values per farmable acre, market rental rates per farmable acre and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location and other factors deemed appropriate. A summary of these significant assumptions is provided in the following tables:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$4,500 - $32,000	$18,371	$8,408 - $87,338	$57,932
Market Rent (per farmable acre)	$193 - $1,576	$887	$443 - $3,932	$2,683
Market Capitalization Rate	3.12% - 5.00%	4.20%	4.30% - 6.50%	4.90%

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

Management believes that the purchase prices of the farms acquired during the previous 12 months, the most recent appraisals available for the farms acquired prior to the previous 12 months that were not valued internally, which appraisals were performed between the periods of July 2014 and April 2015, and the farms that were valued internally during the previous 12 months, fairly represent the current market values of the properties as of June 30, 2015, and, accordingly, did not make any adjustment to these values.

A quarterly rollforward of the change in our portfolio value for the three months ended June 30, 2015, from the prior value basis as of March 31, 2015, is provided in the table below:

Total portfolio fair value as of March 31, 2015		$214,821,380
Plus Acquisitions:
Immokalee Exchange	$15,757,700

Total acquisitions for the three months ended June 30, 2015		15,757,700
Plus Value Appreciation:

38th Avenue	35,000
Sequoia Street	78,000
Spring Valley	760,000
McIntosh Road	66,000

Total appreciation for the three months ended June 30, 2015		939,000

Total portfolio fair value as of June 30, 2015		$231,518,080

In addition, using a discounted cash flow analysis, management determined that the fair value of all encumbrances on our properties as of June 30, 2015, was $110.2 million, as compared to a carrying value of $110.5 million.

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

As of June 30, 2015, we estimate the NAV per share to be $13.42, as detailed below:

Total assets	$189,215,674
Less: net cost basis of tangible real estate and intangible lease assets(1)	(182,605,060)
Plus: estimated fair value of property portfolio(2)	231,456,080

Estimated fair value of total assets		$238,066,694
Total liabilities	117,315,502
Less: net cost basis of intangible lease liabilities(3)	(618,246)
Less: book value of aggregate borrowings	(110,461,166)
Plus: fair value of aggregate borrowings(4)	110,239,972

Estimated fair value of total liabilities		116,476,062

Estimated Net Worth		$121,590,631

Shares outstanding		9,060,314

Estimated NAV per share		$13.42

(1)	Adjusted for $45,386 of net above-market lease values, included in Other assets on the accompanying Condensed Consolidated Balance Sheet.
(2)	Per current value basis presented in the table above.
(3)	Adjusted for $101,780 of net below-market lease values and $516,466 of unamortized tenant improvements, both included in Other liabilities on the accompanying Condensed Consolidated Balance Sheet.
(4)	Valued using a discounted cash flow model.

A quarterly rollforward in the estimated NAV per share for the three months ended June 30, 2015, is provided below:

Estimated NAV per share as of March 31, 2015		$13.91
Plus net loss		(0.00)
Plus Change in Valuations:
Net change in unrealized appreciation of farmland portfolio(1)	$0.08
Net change in unrealized fair value of borrowings	0.03

Net change in valuations		0.11
Less Distributions		(0.12)
Less Dilutive effect of offering		(0.48)

Estimated NAV per share as of June 30, 2015		$13.42

(1)	The net change in unrealized appreciation of farmland portfolio consists of three components: (i) an increase of $0.10 due to the appreciation in value of five farms that were valued during the three months ended June 30, 2015, (ii) an increase of $0.08 due to the aggregate depreciation and amortization expense recorded during the three months ended June 30, 2015, and (iii) a decrease of $0.10 due to capital improvements made on certain properties that have not yet been included as a corresponding increase to the respective properties’ fair values.

Comparison of NAV, using the above definition, to similarly-titled measures for other REITs, may not necessarily be meaningful, due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per share calculation. For example, while we estimated the NAV per share as of June 30, 2015, to be $13.42 per the calculation above, the closing price of our common stock on June 30, 2015, was $10.34, and it has subsequently traded between $9.32 and $11.10 per share.

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

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended June 30, 2015, from that disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on February 24, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any proceeding involving a claim for damages that exceeds 10% of our current assets as consolidated without subsidiaries, nor, to our knowledge, are any such material legal proceedings threatened against us.

Item 1A.	Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed by us with the Securities and Exchange Commission on February 24, 2015. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, financial condition and/or operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 15, 2012.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.1	Agreement of Purchase and Sale by and among the Registrant, Giumarra Farms, Inc., and Giumarra Brothers Fruit, LLC, dated June 17, 2015 (filed herewith)

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Stockholders Equity for the six months ended June 30, 2015, and the year ended December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: August 4, 2015	By:	/s/ Lewis Parrish

Lewis Parrish
Chief Financial Officer

Date: August 4, 2015	By:	/s/ David Gladstone

David Gladstone
Chief Executive Officer and Chairman of the Board of Directors