Form 10-Q
period 2015-09-30
GLADSTONE LAND Corp
filed 2015-11-03
CIK 1495240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 2, 2015, was 9,062,414.

GLADSTONE LAND CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

September  30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Real estate, at cost	$217,283,626	$148,371,478
Less: accumulated depreciation	(6,078,467)	(4,431,290)

Total real estate, net	211,205,159	143,940,188
Lease intangibles, net	1,931,564	1,317,575
Cash and cash equivalents	2,701,450	2,619,342
Restricted cash	—	132,741
Deferred financing costs, net	1,174,527	1,039,714
Deferred offering costs, net	200,507	248,731
Other assets	1,976,907	2,404,333

TOTAL ASSETS	$219,190,114	$151,702,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes and bonds payable	$135,085,394	$82,417,361
Borrowings under line of credit	5,000,000	4,000,000
Accounts payable and accrued expenses	2,701,420	1,925,251
Due to related parties (1)	539,460	471,101
Other liabilities	4,846,532	2,919,583

TOTAL LIABILITIES	148,172,806	91,733,296

Commitments and contingencies (2)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized; 9,060,314 and 7,753,717 shares issued and outstanding as of September 30, 2015, and December 31, 2014, respectively	9,061	7,754
Additional paid in capital	79,146,389	65,366,309
Distributions in excess of earnings	(8,138,142)	(5,404,735)

TOTAL STOCKHOLDERS’ EQUITY	71,017,308	59,969,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$219,190,114	$151,702,624

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information.
(2)	Refer to Note 7, “Commitments and Contingencies,” for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Rental revenue	$3,080,240	$1,771,106	$8,483,023	$4,828,033
Tenant recovery revenue	3,313	6,569	10,108	11,213

Total operating revenues	3,083,553	1,777,675	8,493,131	4,839,246

OPERATING EXPENSES:
Depreciation and amortization	809,445	447,251	2,312,880	1,065,769
Management fee(1)	356,871	300,552	981,011	778,047
Administration fee(1)	180,722	144,952	489,510	276,157
Professional fees	113,165	164,269	364,208	453,861
Acquisition-related expenses	62,190	114,140	410,887	334,886
Property operating expenses	191,739	137,859	553,909	284,924
General and administrative expenses	201,768	167,069	684,793	591,359

Operating expenses before credits from Adviser	1,915,900	1,476,092	5,797,198	3,785,003
Credits to fees from Adviser(1)	—	—	(320,905)	—

Total operating expenses, net of credits to fees	1,915,900	1,476,092	5,476,293	3,785,003

OPERATING INCOME	1,167,653	301,583	3,016,838	1,054,243

OTHER INCOME (EXPENSE):
Interest and other income	26,688	9,809	47,711	20,532
Interest expense	(1,064,369)	(501,094)	(2,961,100)	(1,280,931)
Property and casualty recovery income, net	76,423	296,934	97,232	46,456

Total other expense	(961,258)	(194,351)	(2,816,157)	(1,213,943)

Net income (loss) before income taxes	206,395	107,232	200,681	(159,700)

Income tax provision	—	(6,857)	—	(20,103)

NET INCOME (LOSS)	$206,395	$100,375	$200,681	$(179,803)

EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$0.02	$0.02	$0.02	$(0.03)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING—basic and diluted	9,060,314	6,605,264	8,422,748	6,555,539

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock			Distributions	Total
	Number		Additional	in Excess of	Stockholders’
	of Shares	Par Value	Paid-in Capital	Earnings	Equity
Balance at December 31, 2013	6,530,264	$6,530	$51,326,262	$(2,820,800)	$48,511,992

Net loss	—	—	—	(125,133)	(125,133)
Proceeds from issuance of common stock, net	1,223,453	1,224	14,040,047	—	14,041,271
Distributions	—	—	—	(2,458,802)	(2,458,802)

Balance at December 31, 2014	7,753,717	$7,754	$65,366,309	$(5,404,735)	$59,969,328

Net income	—	—	—	200,681	200,681
Proceeds from issuance of common stock, net	1,306,597	1,307	13,780,080	—	13,781,387
Distributions	—	—	—	(2,934,088)	(2,934,088)

Balance at September 30, 2015	9,060,314	$9,061	$79,146,389	$(8,138,142)	$71,017,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$200,681	$(179,803)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,312,880	1,065,769
Amortization of deferred financing costs	74,191	35,648
Amortization of deferred rent assets and liabilities, net	(161,466)	(120,666)
Property and casualty recovery, net	(97,232)	(46,456)
Insurance proceeds received utilized for repairs to real estate assets	—	34,879
Changes in operating assets and liabilities:
Other assets	284,864	(341,733)
Accounts payable, accrued expenses, and due to related parties	258,613	280,924
Other liabilities	1,430,977	1,304,081

Net cash provided by operating activities	4,303,508	2,032,643
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate	(64,885,127)	(37,899,921)
Capital expenditures on existing real estate	(3,044,851)	(1,839,082)
Decrease (increase) in restricted cash	132,741	(2,244)
Deposits on future acquisitions	—	(592,000)
Deposits applied against real estate investments	(1,000,000)	—
Deposits refunded	100,000	50,000
Insurance proceeds received capitalized as real estate asset additions	97,232	89,888

Net cash used in investing activities	(68,600,005)	(40,193,359)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity	14,895,206	14,122,000
Offering costs	(1,027,986)	(934,378)
Borrowings from mortgage notes payable	53,190,476	12,513,600
Repayments on mortgage note payable	(522,443)	(1,722,167)
Net borrowings from line of credit	1,000,000	3,400,000
Payment of financing fees	(222,560)	(695,254)
Distributions paid	(2,934,088)	(1,763,171)

Net cash provided by financing activities	64,378,605	24,920,630

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,108	(13,240,086)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,619,342	16,271,282

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,701,450	$3,031,196

NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Accounts payable and accrued expenses	$642,934	$191,610

Real estate additions included in Other liabilities	700,000	—

Offering costs included in Accounts payable, accrued expenses and due to related parties	179,575	101,140

Financing fees included in Accounts payable and accrued expenses	30,756	26,684

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 24, 2015 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Reclassifications

Certain line items on the Condensed Consolidated Balance Sheet as of December 31, 2014, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014, and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014, have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity, net income (loss) or net change in cash and cash equivalents.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions, and the application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements included in our Form 10-K. There were no material changes to our significant accounting policies during the nine months ended September 30, 2015.

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

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30)” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. We have assessed the impact of ASU 2015-15 and identified no material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-15 was effective immediately.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), pertaining to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Any adjustments should be calculated as if the accounting had been completed at the acquisition date. We are currently assessing the impact of ASU 2015-16 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted.

NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS

All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about our 41 farms as of September 30, 2015:

Property Name	Location	Date Acquired	Number of Farms	Total Acres	Farm Acres	Lease Expiration Date	Net Cost Basis (1)	Encumbrances
San Andreas	Watsonville, CA	6/16/1997	1	307	238	12/31/2020	$4,796,549	$4,929,782
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	6/30/2020	12,253,806	25,081,321
West Beach	Watsonville, CA	1/3/2011	3	196	195	12/31/2023	9,309,576	4,802,288
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	10/31/2020	2,687,404	1,591,130
Keysville Road	Plant City, FL	10/26/2011	2	59	56	6/30/2020	1,240,944	897,600
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	6/14/2018	3,985,529	2,640,000
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	6/30/2017	3,984,454	2,522,250
38th Avenue	Covert, MI	4/5/2013	1	119	89	4/4/2020	1,284,338	759,866
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	5/31/2028	3,118,870	1,756,590
Natividad Road	Salinas, CA	10/21/2013	1	166	166	10/31/2024	8,291,741	3,966,492
20th Avenue	South Haven, MI	11/5/2013	3	151	94	11/4/2018	1,909,662	1,133,283
Broadway Road	Moorpark, CA	12/16/2013	1	60	60	12/15/2023	2,868,979	1,699,925
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	12/31/2023	13,936,423	7,932,983
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	2/29/2024	7,924,620	3,796,499
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	9/30/2024	2,450,944	1,529,932
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	9/30/2022	5,792,070	3,343,186
McIntosh Road	Dover, FL	6/20/2014	2	94	78	6/30/2017 (2)	2,489,125	1,519,620
Naumann Road	Oxnard, CA	7/23/2014	1	68	66	7/31/2017	6,801,894	3,904,161
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	10/31/2024	6,650,335	3,286,522
Wauchula Road	Duette, FL	9/29/2014	1	808	590	9/30/2024	13,781,341	7,846,050
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	7/31/2017	24,277,677	14,166,041
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	11/3/2017	6,076,035	3,675,000
Espinosa Road	Salinas, CA	1/5/2015	1	331	329	10/31/2016	16,633,724	10,178,000
Parrish Road	Duette, FL	3/10/2015	1	419	211	6/30/2025	4,326,273	2,374,680
Immokalee Exchange	Immokalee, FL	6/25/2015	2	2,678	1,644	6/30/2020	15,703,523	9,360,000
Holt County	Stuart, NE	8/20/2015	1	1,276	1,052	12/31/2018	5,497,143	3,301,000
Rock County	Bassett, NE	8/20/2015	1	1,283	1,049	12/31/2018	5,495,291	3,301,000
Bear Mountain	Arvin, CA	9/3/2015	3	854	841	1/9/2031	19,031,194	8,790,193

			41	14,880	11,771		$212,599,464	$140,085,394

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for depreciation and amortization accumulated through September 30, 2015.
(2)	There are two leases in place on this property, one expiring on June 30, 2016, and the other expiring on June 30, 2017.

Real Estate

The following table sets forth the components of our investments in tangible real estate assets as of September 30, 2015, and December 31, 2014:

	September 30, 2015	December 31, 2014
Real estate:
Land and land improvements	$184,176,187	$122,999,316
Irrigation systems	19,468,718	12,365,514
Buildings and improvements	10,906,636	10,479,301
Horticulture	1,559,339	1,559,340
Other site improvements	1,172,746	968,007

Real estate, at cost	217,283,626	148,371,478
Accumulated depreciation	(6,078,467)	(4,431,290)

Real estate, net	$211,205,159	$143,940,188

Real estate depreciation expense on these tangible assets was $595,539 and $1,647,177 for the three and nine months ended September 30, 2015, respectively, and $331,430 and $887,939 for the three and nine months ended September 30, 2014, respectively.

New Real Estate Activity

2015 New Real Estate Activity

During the nine months ended September 30, 2015, we acquired nine new farms in six separate transactions, which are summarized in the table below.

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Rent(1)	Long-term Debt Issued
Espinosa Road(2)	Salinas, CA	1/5/2015	331	1	Strawberries	1.8 years	None	$16,905,500	$89,885	(3)	$778,342	$10,178,000
Parrish Road	Duette, FL	3/10/2015	419	1	Strawberries	10.3 years	2 (5 years)	3,913,280	103,610	(3)	251,832	2,374,680
Immokalee Exchange	Immokalee, FL	6/25/2015	2,678	2	Misc. Vegetables	5.0 years	2 (5 years)	15,757,700	151,386	(3)	960,104	9,360,000
Holt County	Stuart, NE	8/20/2015	1,276	1	Misc. Vegetables	3.4 years	None	5,504,000	23,789	(3)	289,815	3,301,000
Rock County	Bassett, NE	8/20/2015	1,283	1	Misc. Vegetables	3.4 years	None	5,504,000	23,789	(3)	289,815	3,301,000
Bear Mountain	Arvin, CA	9/3/2015	854	3	Almonds(4)	15.4 years	1 (10 years)	18,922,500	113,938	(5)	828,389	21,138,196

			6,841	9				$66,506,980	$506,397		$3,398,297	$49,652,876

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease.
(2)	In connection with this acquisition, our Adviser earned a finder’s fee of $320,905, which fee was fully credited back to us by our Adviser during the three months ended March 31, 2015. See Note 4, “Related-Party Transactions” for further discussion on this fee.
(3)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $11,825 of direct leasing costs in connection with these acquisitions.
(4)	Property currently consists of open ground and old grape vineyards. However, we will be removing the existing vineyards and converting the property into an almond orchard, which development is expected to be completed by June 30, 2016.
(5)	Acquisition accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired.

As noted in the table above, certain acquisitions during the nine months ended September 30, 2015, were accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) 805, as there was a prior leasing history on the property. As such, the fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred, other than those costs that directly related to reviewing or assigning leases we assumed upon acquisition, which were capitalized as part of leasing costs. For acquisitions accounted for as asset acquisitions under ASC 360, all acquisition-related costs were capitalized and included as part of the fair value allocation of the identifiable tangible assets acquired, other than those costs that directly related to originating new leases we executed upon acquisition, which were capitalized as part of leasing costs.

We determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the nine months ended September 30, 2015, to be as follows:

Property Name	Land and Land Improvements	Buildings and Improvements	Irrigation System	In-place Leases	Leasing Costs	Tenant Relationships	Total Purchase Price
Espinosa Road	$15,852,466	$84,478	$497,401	$246,472	$43,894	$180,789	$16,905,500
Parrish Road	2,403,064	42,619	1,299,851	54,405	77,449	35,892	3,913,280
Immokalee Exchange	14,410,840	273,107	515,879	229,406	148,691	179,777	15,757,700
Holt County	4,690,369	56,253	729,884	—	27,494	—	5,504,000
Rock County	4,862,313	72,232	540,589	—	28,866	—	5,504,000
Bear Mountain	18,428,247	—	494,253	—	—	—	18,922,500

	$60,647,299	$528,689	$4,077,857	$530,283	$326,394	$396,458	$66,506,980

The allocation of the purchase price for the farms acquired during the nine months ended September 30, 2015, is preliminary and may change during the measurement period if we obtain new information regarding the assets acquired or liabilities assumed at the acquisition date.

Below is a summary of the total operating revenues and earnings recognized on the properties acquired during the three and nine months ended September 30, 2015:

		For the three months ended September 30, 2015		For the nine months ended September 30, 2015
Property Name	Acquisition Date	Operating Revenues	Earnings (1)	Operating Revenues	Earnings (1)
Espinosa Road	1/5/2015	$194,586	$81,522	$575,387	$280,393
Parrish Road	3/10/2015	62,958	8,978	140,133	37,927
Immokalee Exchange	6/25/2015	240,026	152,860	240,026	151,637
Holt County	8/20/2015	33,500	24,343	33,500	24,343
Rock County	8/20/2015	33,500	22,491	33,500	22,491
Bear Mountain	9/3/2015	64,430	59,023	64,430	59,023

		$629,000	$349,217	$1,086,976	$575,814

(1)	Earnings are calculated as net income less interest expense and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.

2014 New Real Estate Activity

During the nine months ended September 30, 2014, we acquired eight new farms in six separate transactions, which are summarized in the table below.

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight- line Rent(1)		Long-term Debt Issued
Collins Road	Clatskanie, OR	5/30/2014	200	2	Blueberries	10.3 years	3 (5 years each)	$2,591,333	$60,870	(4)	$181,172		$—
Spring Valley	Watsonville, CA	6/13/2014	145	1	Strawberries	2.3 years	None	5,900,000	50,896	(4)	270,901		2,204,660	(6)
McIntosh Road	Dover, FL	6/20/2014	94	2	Strawberries	3.0 years	1 (3 years) / None (2)	2,666,000	60,676	(4)	133,154		1,599,600	(7)
Naumann Road	Oxnard, CA	7/23/2014	68	1	Strawberries	3.0 years	1 (3 years)	6,888,500	91,103	(4)	329,668		2,574,595	(6)
Sycamore Road	Arvin, CA	7/25/2014	326	1	Vegetables	1.3 years (3)	None (3)	5,800,000	44,434	(4)	184,304	(3)	2,167,293	(6)
Wauchula Road	Duette, FL	9/29/2014	808	1	Strawberries	10.0 years	2 (5 years each)	13,765,000	123,500	(5)	888,439		8,259,000	(7)

			1,641	8				$37,610,833	$431,479		$1,987,638		$16,805,148

(1)	Annualized straight-line amount is based on the minimum rental payments required per the lease and includes the amortization of any above-market and below-market lease values recorded.
(2)	This property has separate tenants leasing each of the two farms. One lease provides for one 3-year renewal option, while the other does not include a renewal option.
(3)	Upon acquisition of this property, we assumed the in-place lease, which expires October 31, 2015. In addition, we executed a 9-year, follow-on lease with a new tenant that commences November 1, 2015. Under the terms of the follow-on lease, the tenant has one 3-year renewal option, and annualized, straight-line rents will be $311,760.
(4)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. We incurred $17,558 of direct leasing costs in connection with these acquisitions.
(5)	Acquisition accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired.
(6)	Acquisition funded through a draw on our MetLife Credit Facility. Amount represents property’s proportionate share of the total borrowings outstanding under the MetLife Credit Facility in relation to all properties pledged as collateral under the facility.
(7)	Represents new debt issued from Farm Credit (as defined in Note 5, “Borrowings—Farm Credit Notes Payable”).

As noted in the table above, certain acquisitions during the nine months ended September 30, 2014, were accounted for as business combinations in accordance with ASC 805, as there was a prior leasing history on the property. As such, the fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred, other than those costs that directly related to reviewing or assigning leases we assumed upon acquisition, which were capitalized as part of leasing costs. For acquisitions accounted for as asset acquisitions under ASC 360, all acquisition-related costs were capitalized and included as part of the fair value allocation of the identifiable tangible assets acquired, other than those costs that directly related to originating new leases we executed upon acquisition, which were capitalized as part of leasing costs.

We determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the nine months ended September 30, 2014, to be as follows:

Property Name	Land and Land Improvements	Buildings and Improvements	Irrigation System	Site Improvements	Horticulture(1)	In-place Leases	Leasing Costs	Customer Relationships	Above (Below)- Market Leases	Total Acquisition Cost
Collins Road	$1,252,387	$555,667	$—	$126,719	$520,993	$45,086	$65,685	$24,796	$—	$2,591,333
Spring Valley	5,576,138	5,781	200,855	—	—	83,487	17,498	66,217	(49,976)	5,900,000
McIntosh Road	1,970,074	30,745	537,254	2,846	—	34,674	16,766	27,966	45,675	2,666,000
Naumann Road	6,219,293	416,148	71,586	16,939	—	75,520	34,228	54,786	—	6,888,500
Sycamore Road	5,840,750	—	67,000	—	—	48,670	3,764	—	(160,184)	5,800,000
Wauchula Road	8,388,424	1,775,661	3,489,046	111,869	—	—	—	—	—	13,765,000

	$29,247,066	$2,784,002	$4,365,741	$258,373	$520,993	$287,437	$137,941	$173,765	$(164,485)	$37,610,833

(1)	Horticulture acquired on Collins Road consists of various types of blueberry bushes.

Below is a summary of the total revenue and earnings recognized on the properties acquired during the three and nine months ended September 30, 2014:

		For the Three Months Ended			For the Nine Months Ended
		September 30, 2014			September 30, 2014
Property Name	Acquisition Date	Rental Revenue	Earnings (1)		Rental Revenue	Earnings (1)
Collins Road	5/30/2014	$45,293	$10,662		$61,365	$18,940
Spring Valley	6/13/2014	67,725	36,366		81,270	44,700
McIntosh Road	6/20/2014	20,549	(41,294	) (2)	24,733	(40,343	) (2)
Naumann Road	7/23/2014	62,920	44,514		62,920	44,514
Sycamore Road	7/25/2014	34,252	22,052		34,252	22,052
Wauchula Road	9/29/2014	4,868	4,868		4,868	4,868

		$235,607	$77,168		$269,408	$94,731

(1)	Earnings are calculated as net income less interest expense, income taxes and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.
(2)	Includes $43,328 of lease intangibles that were written off during the three months ended September 30, 2014, related to the termination of a lease in September 2014 that we had assumed upon acquisition.

Acquired Intangibles and Liabilities

For acquisitions treated as business combinations, the purchase price was allocated to the identifiable intangible assets and liabilities in accordance with ASC 805. No purchase price was allocated to any intangible assets or liabilities related to acquisitions treated as asset acquisitions under ASC 360; however, the direct costs we incurred in connection with originating new leases were capitalized over the lives of the respective leases. The following table shows the weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed in connection with the new properties acquired during the nine months ended September 30, 2015 and 2014:

	Weighted-Average
	Amortization Period (in Years)
Intangible Assets	2015	2014
In-place leases	4.1	3.7
Leasing commissions	5.5	6.3
Tenant relationships	9.5	6.9
Above-market lease values	—	3.0
Below-market lease values	—	1.5

All intangible assets	6.2	4.2

Pro-Forma Financials

We acquired nine farms during the nine months ended September 30, 2015, and 11 farms during the year ended December 31, 2014. The following table reflects pro-forma consolidated financial information as if each farm was acquired on January 1 of the respective prior fiscal year. In addition, pro-forma earnings have been adjusted to assume that acquisition-related costs related to these farms were incurred at the beginning of the previous fiscal year.

	For the Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Operating Data:
Total operating revenue	$10,080,652	$9,906,857
Total operating expenses	(5,205,311)	(5,606,338)
Other expenses	(3,459,110)	(2,738,257)

Net income before income taxes	1,416,231	1,562,262
Provision for income taxes	—	(20,103)

Net income	$1,416,231	$1,542,159

Share and Per-share Data:
Earnings per share of common stock – basic and diluted	$0.15	$0.23

Weighted average common shares outstanding – basic and diluted	9,196,650	6,603,545

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

On April 8, 2015, the tenant occupying Santa Clara exercised its option to extend the two existing leases, which were originally set to expire on July 31, 2015. The leases were each extended for an additional two years, through July 31, 2017, and provide for aggregate annualized, straight-line rental income of $1,302,783, representing a 5.8% increase over that of the previous leases.

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

On September 10, 2015, we terminated the lease with the tenant occupying one of the McIntosh Road farms and entered into a lease agreement with a new tenant to occupy the property. The new lease is scheduled to expire on June 30, 2016, and provides for minimum rental payments of $43,200 over its term. In connection with the termination of the previous lease, during the three months ended September 30, 2015, we wrote off an aggregate amount of $27,274 related to unamortized above-market lease value and deferred rent asset balances.

Involuntary Conversions and Property and Casualty Recovery

In April 2014, two separate fires occurred on two of our properties, partially damaging a structure on each property. One occurred on 20th Avenue, destroying the majority of a residential house, and the other occurred on West Gonzales, damaging a portion of a cooling facility. During the year ended December 31, 2014, we wrote down the carrying values of these properties by an aggregate amount of $232,737, and, in accordance with ASC 605, “Revenue Recognition – Gains and Losses,” we also recorded a corresponding property and casualty loss. We recovered $495,700 of insurance proceeds during the year ended December 31, 2014, and, in accordance with ASC 450, “Contingencies,” we recorded these amounts as an offset to the property and casualty loss recorded earlier in the year, resulting in a net recovery.

Repairs have been completed on each of these properties. During the three months ended March 31, 2015, we expended $35,648 in repairs and upgrades to the cooler as a result of the fire on West Gonzales, of which $25,682 was capitalized as a real estate addition and $9,966 was recorded in repairs and maintenance expense, included in Property operating expense on the accompanying Condensed Consolidated Statements of Operations. Repairs on 20th Avenue were completed during the three months ended September 30, 2015, at no cost to us.

During the nine months ended September 30, 2015, we received an additional $97,232 of insurance proceeds related to the fire on West Gonzales, including $76,423 received during the three months ended September 30, 2015, and such recovery is included in Property and casualty recovery, net on the accompanying Condensed Consolidated Statements of Operations. No further recoveries are expected for either of these fires.

Intangible Assets and Liabilities

The following table summarizes the carrying value of lease intangibles and the accumulated amortization for each intangible asset or liability class as of September 30, 2015, and December 31, 2014:

	September 30, 2015		December 31, 2014
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$1,385,378	$(645,647)	$869,207	$(263,428)
Leasing costs	701,502	(179,153)	357,210	(80,617)
Tenant relationships	886,743	(217,259)	501,670	(66,467)

	$2,973,623	$(1,042,059)	$1,728,087	$(410,512)

	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values (1)	$65,203	$(51,587)	$65,203	$(9,027)
Below-market lease values (2)	(371,707)	322,518	(371,707)	162,194

	$(306,504)	$270,931	$(306,504)	$153,167

(1)	Above-market lease values are included as a part of Other assets in the accompanying Condensed Consolidated Balance Sheets, and the related amortization is recorded as a reduction of rental income.
(2)	Below-market lease values are included as a part of Other liabilities in the accompanying Condensed Consolidated Balance Sheets, and the related accretion is recorded as an increase to rental income.

Total amortization expense related to these lease intangible assets was $193,651 and $645,448 for the three and nine months ended September 30, 2015, respectively, and $72,493 and $134,502 for the three and nine months ended September 30, 2014, respectively. In addition, during the three months ended September 30, 2015, we wrote off $34,155 of intangible assets due to the termination of a lease that was assumed in connection with a farm acquired in June 2014, of which $20,255 was immediately charged to amortization expense. During the three months ended September 30, 2014, we wrote off $46,526 of intangible assets due to the termination of a lease that was assumed in connection with a farm acquired in June 2014, of which $43,328 was immediately charged to amortization expense.

Total amortization related to above-market lease values was $4,496 and $15,286, for the three and nine months ended September 30, 2015, respectively, and $3,768 and $4,228 for the three and nine months ended September 30, 2014, respectively. In addition, in connection with a lease terminated during the three months ended September 30, 2015, we wrote off the remaining unamortized above-market lease value of $27,274 and recorded it as a decrease to rental income. Total accretion related to below-market lease values was $52,591 and $160,324 for the three and nine months ended September 30, 2015, respectively, and $48,781 and $89,655 for the three and nine months ended September 30, 2014, respectively.

Portfolio Diversification and Concentrations

Diversification

The following table summarizes the geographic locations, by state, of our properties with leases in place as of September 30, 2015 and 2014:

	As of and For the Nine Months Ended September 30, 2015					As of and For the Nine Months Ended September 30, 2014
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California	18	3,576	24.0%	$5,652,357	66.6%	11	1,993	26.1%	$3,260,272	67.5%
Florida	12	4,401	29.6%	1,458,433	17.2%	9	1,304	17.1%	384,861	8.0%
Oregon	4	2,313	15.6%	876,244	10.3%	4	2,313	30.3%	775,438	16.1%
Arizona	1	1,761	11.8%	243,953	2.9%	1	1,761	23.0%	217,899	4.5%
Michigan	4	270	1.8%	185,036	2.2%	4	270	3.5%	189,563	3.9%
Nebraska	2	2,559	17.2%	67,000	0.8%	—	—	—	—	—

	41	14,880	100.0%	$8,483,023	100.0%	29	7,641	100.0%	$4,828,033	100.0%

Concentrations

Credit Risk

Our farms are leased to 31 different, third-party tenants. Two of our farms are leased to the same tenant, Dole Food Company (“Dole”). Aggregate rental income attributable to Dole accounted for approximately $2.2 million, or 26.1%, of the rental revenue recorded during the nine months ended September 30, 2015. In addition, a separate tenant accounted for approximately 11.2% of the total rental revenue recorded during the nine months ended September 30, 2015. If either tenant fails to make rental payments or elects to terminate their lease, and the land cannot be re-leased on satisfactory terms, there would likely be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total rental revenue recorded during the nine months ended September 30, 2015.

Geographic Risk

18 of our 41 farms owned as of September 30, 2015, are located in California, and 12 farms are located in Florida. As of September 30, 2015, our farmland in California accounted for 3,576 acres, or 24.0% of the total acreage we owned. Furthermore, these farms accounted for approximately $5.7 million, or 66.6%, of the rental revenue recorded during the nine months ended September 30, 2015. However, these farms are spread across three of the many different growing regions within California. As of September 30, 2015, our farmland in Florida accounted for 4,401 acres, or 29.6% of the total acreage we owned, and these farms accounted for approximately $1.5 million, or 17.2%, of the rental revenue recorded during the nine months ended September 30, 2015. In addition, our farms in Oregon accounted for approximately 10.3% of the rental revenue recorded during the nine months ended September 30, 2015. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of the total rental revenue recorded during the nine months ended September 30, 2015.

Active Purchase and Sale Agreements

As of September 30, 2015, we have entered into three separate agreements to purchase an aggregate 1,688 acres of cropland in Florida and Georgia for an aggregate purchase price of approximately $7.7 million. 692 acres, accounting for approximately $3.8 million of the aggregate purchase price, closed subsequent to September 30, 2015. See Note 9, “Subsequent Events” for further detail on this transaction. The remaining prospective purchases are expected to close during the three months ending December 31, 2015, subject to customary conditions and termination rights for these types of transactions, including a due diligence inspection period. There can be no assurance that these prospective acquisitions will be consummated by that time, on the terms currently anticipated, or at all.

NOTE 4. RELATED-PARTY TRANSACTIONS

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits and general expenses directly. The current advisory agreement with our Advisor (the “Advisory Agreement”) and the current administration agreement with our Administrator (the “Administration Agreement”) became effective February 1, 2013. A summary of each of these agreements is provided in Note 4 to our consolidated financial statements included in our Form 10-K. There were no material changes to either agreement during the nine months ended September 30, 2015.

The following table summarizes the management fees, incentive fees and associated credits and the administration fees reflected in our accompanying Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Management fee(1)(2)	$356,871	$300,552	$981,011	$778,047
Credit from voluntary, irrevocable waiver by Adviser’s board of directors(2)(3)	—	—	(320,905)	—

Net fee to our Adviser	$356,871	$300,552	$660,106	$778,047

Administration fee(1)(2)	$180,722	$144,952	$489,510	$276,157

(1)	Pursuant to the Advisory and Administration Agreements, respectively, which became effective on February 1, 2013.
(2)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.
(3)	The credit received from our Adviser for the nine months ended September 30, 2015, was attributable to a finder’s fee earned by our Adviser in connection with a farm we acquired during the three months ended March 31, 2015, which fee was granted to us as a waiver to be applied against the fees we pay to our Adviser.

Related-Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014, were as follows:

	As of 9/30/2015	As of 12/31/2014
Management fee due to Adviser	$356,871	$301,487
Other due to Adviser(1)	1,867	3,187

Total due to Adviser	358,738	304,674

Administration fee due to Administrator	180,722	166,427

Total due to Administrator	180,722	166,427

Total due to related parties (2)	$539,460	$471,101

(1)	Other fees due to related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser or Administrator on our behalf.
(2)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.

NOTE 5. BORROWINGS

Our borrowings as of September 30, 2015, and December 31, 2014, are summarized below:

					As of September 30, 2015					As of December 31, 2014
Issuer	Type of Issuance	Date(s) of Issuance	Initial Commitment	Maturity Date(s)	Principal Outstanding	Stated Interest Rate(1)		Undrawn Commitment		Principal Outstanding	Stated Interest Rate(1)		Undrawn Commitment
MetLife	Mortgage Note Payable	5/9/2014	100,000,000	1/5/2029(2)	$87,470,194	3.35%		12,529,806	(3)	66,331,998	3.61%		33,668,002	(3)
MetLife	Line of Credit	5/9/2014	25,000,000	4/5/2024	5,000,000	2.58%		20,000,000	(3)	4,000,000	2.75%		21,000,000	(3)
Farm Credit	Mortgage Notes Payable	9/19/2014–5/8/2015	18,425,880	5/1/2020–8/1/2034	17,800,200	3.38	%(4)	—		12,410,363	3.53	%(4)	—
Farmer Mac	Bonds Payable	12/11/2014	75,000,000	7/30/2018–1/6/2020(5)	29,815,000	2.85%		45,185,000	(6)	3,675,000	3.25%		71,325,000	(6)

				Totals:	$140,085,394			$77,714,806		$86,417,361			$125,993,002

(1)	Where applicable, represents the weighted-average, blended rate on the respective borrowing facilities as of each September 30, 2015, and December 31, 2014.
(2)	If facility not fully utilized by December 31, 2017, MetLife has the option to be relieved of its obligations to disburse the additional funds under the loan.
(3)	Based on the properties that were pledged as collateral as of September 30, 2015, and December 31, 2014, approximately $2.0 million and $ 13.8 million, respectively, of the undrawn commitment was available for us to draw.
(4)	Rate is before interest patronage. 2014 interest patronage (as described below) received resulted in a 12.7% reduction to the stated interest rate on such borrowings.
(5)	If facility not fully utilized by December 11, 2016, Farmer Mac has the option to be relieved of its obligations to purchase additional bonds under the facility.
(6)	At each of September 30, 2015, and December 31, 2014, there was no additional availability to draw under this facility, as no additional properties had been pledged as collateral.

The weighted-average interest rate charged on all of our borrowings, excluding the impact of deferred financing costs and before any interest patronage, was 3.4% and 3.5% for the three and nine months ended September 30, 2015, respectively, as compared to 3.6% for both the three and nine months ended September 30, 2014, respectively. 2014 interest patronage, or refunded interest, from our Farm Credit (as defined below) borrowings, which patronage was received during the three months ended June 30, 2015, resulted in a 12.7% reduction to the stated interest rate on such borrowings. We are unable to estimate the amount of patronage to be received, if any, related to interest accrued during 2015 on our Farm Credit borrowings.

MetLife Credit Facility

On May 9, 2014, we closed on a facility with Metropolitan Life Insurance Company (“MetLife”) that consists of a $100.0 million long-term note payable that is scheduled to mature on January 5, 2029 (the “MetLife Note Payable”), and a $25.0 million revolving equity line of credit that is scheduled to mature on April 5, 2024 (the “MetLife Line of Credit” and, together with the MetLife Note Payable, the “MetLife Credit Facility”). Initial advances under the MetLife Note Payable bore interest at a fixed rate of 3.50% per annum, plus an unused line fee of 0.20% on undrawn amounts, and interest rates for subsequent disbursements were based on prevailing market rates at the time of such disbursements. The interest rates on the initial advance and any subsequent disbursements were to be subject to adjustment every three years. If the full commitment amount of $100.0 million was not drawn by December 31, 2016, MetLife had the option to be relieved of its obligation to disburse the additional funds under this loan. Advances under the MetLife Line of Credit initially bore interest at a variable rate equal to the three-month LIBOR plus a spread of 2.50%, with a minimum annualized rate of 2.75%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the MetLife Line of Credit was to be subject to adjustment in April 2017.

On September 3, 2015, in connection with the acquisition of Bear Mountain, we drew $21.1 million under the MetLife Note Payable and also amended the MetLife Credit Facility. The $21.1 million disbursement will bear interest at a fixed rate of 3.35% per annum for five years, thereafter repricing to then-current market rates. Among other changes, the amendment:

•	reduced the blended interest rate on all previously-disbursed amounts under the MetLife Note Payable by 26 basis points, from 3.61% to 3.35%;

•	extended the fixed-rate term of the MetLife Note Payable by 44 months, through August 2020;

•	extended the interest-only portion of the MetLife Note Payable by an additional six months, to July 2016;

•	extended the draw period under the MetLife Note Payable by one year, through December 2017;

•	reduced the interest rate spread on the MetLife Line of Credit by 25 basis points, from 2.50% to 2.25%; and

•	reduced the minimum interest rate floor on the MetLife Line of Credit by 25 basis points, from 2.75% to 2.50%.

All other material terms of the MetLife Credit Facility remained unchanged.

As of September 30, 2015, there is approximately $87.5 million outstanding under the MetLife Note Payable that bears interest at a fixed rate of 3.35% per annum and $5.0 million outstanding under the MetLife Line of Credit that bears interest at a rate of 2.58% per annum. While approximately $32.5 million of the full commitment amount remains undrawn, based on the current level of collateral pledged, as of September 30, 2015, we have approximately $2.0 million of aggregate availability under the MetLife Credit Facility. As of September 30, 2015, we were in compliance with all covenants under the facility.

Farm Credit Notes Payable

On March 10 and April 9, 2015, we, through certain subsidiaries of our Operating Partnership, closed on two interest-only loans from Farm Credit of Central Florida, FLCA (“Farm Credit”), for an aggregate amount of approximately $3.3 million. These loans bear interest at a fixed rate (before interest patronage) of 3.20% throughout each of their five-year terms. On May 8, 2015, we obtained an additional loan for approximately $2.6 million that matures in May 2030. Through April 30, 2018, this loan will bear interest at a fixed rate (before interest patronage) of 2.90%, thereafter reverting to an amortizing loan bearing interest equal to the one-month LIBOR plus 3.00%.

Proceeds from the Farm Credit Notes Payable were invested into the acquisition of new farms and to repay amounts owed under the MetLife Line of Credit. As of September, 30, 2015, aggregate borrowings from Farm Credit were approximately $17.8 million, and we were in compliance with all applicable covenants.

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

On January 5, 2015, we completed an issuance under the Farmer Mac Facility of a $10.2 million, five-year, interest-only bond with a fixed interest rate of 3.25% throughout its term. On June 25, 2015, we issued a $9.4 million, three-year, interest-only bond with a fixed interest rate of 2.60%. In addition, on August 20, 2015, we issued two $3.3 million, three-year, interest-only bonds, each with a fixed interest rate of 2.38%.

Proceeds from bonds issued under the Farmer Mac Facility were invested into the acquisition of new farms. As of September 30, 2015, the aggregate amount of bonds issued under the Farmer Mac Facility was approximately $29.8 million, and we were in compliance with all covenants under the facility.

Fair Value

As of September 30, 2015, the aggregate fair value of our mortgage notes and bonds payable was approximately $135.4 million, as compared to an aggregate carrying value of $135.1 million. The fair value of the mortgage notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10, “Fair Value Measurements and Disclosures,” and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Due to the revolving nature of the MetLife Line of Credit and the lack of changes in market credit spreads, its fair value as of September 30, 2015, is deemed to approximate its carrying value of $5.0 million.

NOTE 6. STOCKHOLDERS’ EQUITY

Distributions

The distributions to common stockholders declared by our Board of Directors and paid by us during the nine months ended September 30, 2015 and 2014 are reflected in the table below.

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share
2015	January 13, 2015	January 23, 2015	February 3, 2015	$0.035
	January 13, 2015	February 18, 2015	February 27, 2015	0.035
	January 13, 2015	March 20, 2015	March 31, 2015	0.035
	April 14, 2015	April 24, 2015	May 4, 2015	0.040
	April 14, 2015	May 19, 2015	May 28, 2015	0.040
	April 14, 2015	June 19, 2015	June 30, 2015	0.040
	July 14, 2015	July 24, 2015	August 4, 2015	0.040
	July 14, 2015	August 20, 2015	August 31, 2015	0.040
	July 14, 2015	September 21, 2015	September 30, 2015	0.040

		Nine Months ended September 30, 2015		$0.345

2014	January 7, 2014	January 22, 2014	January 31, 2014	$0.030
	January 7, 2014	February 19, 2014	February 28, 2014	0.030
	January 7, 2014	March 17, 2014	March 31, 2014	0.030
	April 8, 2014	April 21, 2014	April 30, 2014	0.030
	April 8, 2014	May 20, 2014	May 30, 2014	0.030
	April 8, 2014	June 19, 2014	June 30, 2014	0.030
	July 15, 2014	July 25, 2014	August 5, 2014	0.030
	July 15, 2014	August 20, 2014	August 29, 2014	0.030
	July 15, 2014	September 19, 2014	September 30, 2014	0.030

		Nine Months ended September 30, 2014		$0.270

We will provide information related to the federal income tax characterization of our 2015 distributions in an IRS Form 1099-DIV, which will be mailed to our stockholders in January 2016.

Registration Statement

We filed a universal registration statement on Form S-3 (File No. 333-194539) with the SEC on March 13, 2014, which the SEC declared effective on April 2, 2014. This universal registration statement permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and depository shares, including through separate, concurrent offerings of two or more of such securities. As of September 30, 2015, we have issued 1,223,453 shares of common stock for gross proceeds of $15.0 million under this universal registration statement. Additionally, subsequent to September 30, 2015, we sold 2,100 shares of our common stock under the ATM Program (as defined below, under “—At-the-Market Program”) pursuant to this universal registration statement.

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

At-the-Market Program

On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or our “Sales Agreements”) with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc., each a “Sales Agent,” under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). As of September 30, 2015, we have expended or accrued approximately $62,000 on the ATM Program, and no shares of common stock have been sold under these Sales Agreements. See Note 9, “Subsequent Events,” for discussion on shares sold under the ATM Program subsequent to September 30, 2015.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Obligations

In connection with the follow-on lease we executed upon our acquisition of Sycamore Road in July 2014, we are required to make certain irrigation improvements on the property to increase overall water availability. These improvements are expected to be completed during the three months ending December 31, 2015. As of September 30, 2015, we have expended or accrued $765,000 related to these improvements, and we expect to incur additional costs of approximately $85,000. In addition, we will earn additional rent on the total cost of these improvements commensurate with the then-current annual yield on the farmland.

In connection with the lease we executed upon our acquisition of Wauchula Road in September 2014, we agreed to fund certain irrigation upgrades at the tenant’s option. Currently, 125 of the 590 farm acres on the property are subject to drip irrigation. Pursuant to the lease, the tenant has the option to construct irrigation improvements necessary to convert all or a portion of the drip-irrigated acres to overhead irrigation and be reimbursed by us, up to a maximum aggregate cost of $1.5 million. The lease provides for additional rental income to be earned on the newly-converted acres upon completion of the improvements. The tenant has informed us of their intention to construct these improvements, and the work is expected to be completed during the three months ending December 31, 2015.

Upon acquiring Espinosa Road in January 2015, we assumed an eminent domain lawsuit brought by the California Department of Transportation (“CalTrans”) against the previous owner of the property for approximately 4.5 acres of nonfarmable land. CalTrans had offered $160,000 to the previous owner as payment for the 4.5 acres; however, this offer was rejected. We intend to accept this offer of $160,000 as fair compensation for the 4.5 nonfarmable acres, and we expect this lawsuit to be settled during the three months ended December 31, 2015.

In connection with our acquisition of Parrish Road in March 2015, for which we initially paid approximately $3.2 million, we committed to providing $700,000 as additional compensation, contingent upon the approval by a local water management district of increases in certain water permits on the property. We expect these permits to be approved during the three months ending March 31, 2016. As this amount is expected to be paid in full within three months, carrying value is deemed to approximate its fair value. In addition, we also committed to providing up to an additional $500,000 of capital to the tenant for certain irrigation improvements and upgrades on the property, for which we will earn additional rent on the total amount of capital committed by us. The tenant has informed us of their intention to construct these improvements, and the work is expected to be completed during the three months ending December 31, 2015.

In connection with the lease we executed upon our acquisition of Bear Mountain in September 2015, we agreed to fund the development of the property into an almond orchard. The development will include the removal of 274 acres of old grape vineyards, the installation of a new irrigation system, including the drilling of three new wells and the planting of over 800 acres of new almond trees. The project is estimated to cost approximately $7.8 million and is expected to be completed during the three months ending June 30, 2016. We will earn additional rent on the total cost of the development project commensurate with the yield on the initial acquisition.

Litigation

We are not currently subject to any material known or threatened litigation.

NOTE 8. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2015 and 2014. Earnings (loss) per share is computed using the weighted average number of shares outstanding during the respective periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$206,395	$100,375	$200,681	$(179,803)
Weighted average shares of common stock outstanding—basic and diluted	9,060,314	6,605,264	8,422,748	6,555,539

Basic and diluted earnings (loss) per common share	$0.02	$0.02	$0.02	$(0.03)

NOTE 9. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 3, 2015, the day the financial statements were issued.

Leasing Activity

On October 5, 2015, we executed a lease amendment with the tenant on East Shelton to provide for additional annual rent in connection with the completion of the irrigation upgrades we performed on the property. The amendment also adjusted the rent due for the next two years as stipulated in the lease as the first minimum rent reset period. This amendment will result in additional annualized, straight-line rents of approximately $35,000.

Investing and Financing Activity

On November 2, 2015, we acquired one farm comprised of 692 acres of farmland near Immokalee, Florida (“Corbitt Road”), that also includes a packing and storage facility for an aggregate purchase price of approximately $3.8 million. This property is irrigated cropland that is primarily farmed for miscellaneous vegetables, such as bell peppers and green beans. At closing, we executed a new, six-year lease with a new tenant that includes one six-year extension option and provides for annualized, straight-line cash rents of approximately $231,000. We will account for this acquisition as an asset acquisition in accordance with ASC 360; however, the initial accounting for this transaction is not yet complete, making certain disclosures unavailable at this time.

In connection with the acquisition of Corbitt Road, on November 2, 2015, we closed on two loans from Farm Credit in the aggregate amount of $3.8 million, consisting of a mortgage note for approximately $2.3 million and a bridge loan of $1.5 million. The mortgage note is scheduled to mature on October 1, 2040, and will bear interest (before interest patronage) at a fixed rate of 3.86% per annum through November 30, 2021; thereafter, the interest rate will be equal to the one-month LIBOR, plus 2.875%. The bridge loan is scheduled to mature on October 1, 2016, and will bear interest (before interest patronage) at a variable rate equal to the one-month LIBOR, plus 3.000%.

Purchase and Sale Agreements

Subsequent to September 30, 2015, we entered into two separate agreements to purchase an aggregate 3,160 acres of cropland in Arizona and Colorado for an aggregate purchase price of approximately $12.8 million. 1,240 acres, accounting for approximately $5.7 million of the aggregate purchase price, are expected to close during the three months ending December 31, 2015, and 1,920 acres, accounting for approximately $7.1 million of the aggregate purchase price, are expected to close during the three months ending March 31, 2016, subject to customary conditions and termination rights for these types of transactions, including a due diligence inspection period. However, there can be no assurance that these prospective acquisitions will be consummated by that time, on the terms currently anticipated, or at all.

At-the-Market Program

Subsequent to September 30, 2015, through the date of this filing, we have sold 2,100 shares of our common stock at an average sales price of $9.57 per share under the ATM Program for gross and net proceeds of approximately $20,000.

Distributions

On October 13, 2015, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 26, 2015	November 4, 2015	$0.04
November 17, 2015	November 30, 2015	0.04
December 18, 2015	December 31, 2015	0.04

	Total:	$0.12

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

OVERVIEW

General

We are an externally-managed real estate investment trust (“REIT”) that is engaged primarily in the business of owning and leasing farmland; we are not a grower, nor do we farm the properties we own. We currently own 15,572 acres, comprised of 42 farms (18 in California, 13 in Florida, 4 in Michigan, 4 in Oregon, 2 in Nebraska and 1 in Arizona) that are leased to 31 different tenants. Our tenants consist of both independent and corporate farming operations, all of which are unrelated to us. We intend to acquire more farmland in these and other states in our regions of focus that is already or will be leased to farmers, and we expect that most of our future tenants will also be independent or corporate farming operations that are unrelated to us. We may also acquire property related to farming, such as cooling facilities, freezer buildings, packinghouses, box barns, silos, storage facilities, greenhouses, processing plants and distribution centers. We generally lease our properties on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs (including drought insurance if we were to acquire properties that depend upon rainwater for irrigation), maintenance and other operating costs. We may also elect to sell farmland at certain times, such as when the land could be developed by others for urban or suburban uses.

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

We conduct substantially all of our investment activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the Operating Partnership as its sole general partner and currently owns, directly or indirectly, all limited partnership units (“OP Units”) of the Operating Partnership. We have the ability and expectation to offer equity ownership in our Operating Partnership by issuing OP Units from time to time, in whole or in part, in exchange for agricultural real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the realization of gains until they redeem the OP Units or sell the OP Units for cash. Persons who receive OP Units in our Operating Partnership in exchange for real estate or interests in entities that own real estate will be entitled to redeem these OP Units for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the OP Units for one year. We have yet to acquire any properties through issuance of OP Units.

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

Leases

Most of our agricultural leases are on a triple-net basis and have original terms ranging from 3 to 10 years for properties growing row crops and 5 to 15 years for properties growing permanent crops, often with options to extend the lease further. Rent is generally payable to us on either an annual or semi-annual basis, with one-half due at the beginning of the year and the second half due later in the year. Further, most of our leases contain provisions that provide for annual increases in the rental amounts payable by the tenants, often referred to as escalation clauses. The escalation clauses may specify fixed dollar amount or percentage increases each year, or it may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect current market rents. We may also enter into leases that include variable rent based on the success of the harvest each year; however, we will generally require the lease to include the guarantee of a minimum amount of rental income that satisfies our investment return criteria. Currently, our 42 farms are leased under original lease terms ranging from 1 to 15 years, with 26 farms leased on a pure triple-net basis, and 16 farms leased on a partial-net basis, with the landlord responsible for all or a portion of the related property taxes.

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

Lease Expirations

Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for renewal or extension. We had three agricultural leases that were originally due to expire in 2015, all of which have been renewed or extended. These leases were renewed or extended for periods ranging from two to five additional years at rental rates representing an average increase of 9.3% over the respective previous leases. In addition, we renewed one of our leases that was originally scheduled to expire in 2016 for an additional six years at a 32.5% increase in the rental rate. All of these leases were renewed or extended with the existing tenants, thus incurring no downtime on any of the farms. In aggregate, these properties accounted for approximately 3.7% of the total acreage owned as of September 30, 2015, and 15.3% of the total rental revenue recorded for the nine months ended September 30, 2015.

We have two agricultural leases due to expire in 2016. We have begun negotiations with the existing tenants on each of the properties, and we anticipate being able to renew the leases prior to their expirations. Further, given the current market conditions in the regions where the farms are located, we expect to be able to renew the leases at higher rental rates than those of the existing leases. However, there can be no assurance that we will be able to renew the leases at rates favorable to us, if at all, or be able to find replacement tenants, if necessary.

The following table summarizes the lease expirations by year for our properties with leases in place as of September 30, 2015:

Year	Number of Expiring Leases	Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Nine Months Ended September 30, 2015	% of Total Rental Revenue
2015 (1)	1	0	0.0%	$24,048	0.3%
2016	2	368	2.5%	578,504	6.8%
2017	9	647	4.3%	1,696,500	20.0%
2018	4	2,929	19.7%	261,110	3.1%
2019	0	0	0.0%	—	0.0%
2020	6	3,888	26.1%	2,699,316	31.8%
Thereafter	12	7,048	47.4%	3,223,545	38.0%

Totals	34	14,880	100.0%	$8,483,023	100.0%

(1)	Represents a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis.

Recent Developments

Investment Activity

Since June 30, 2015, we have acquired five farms in three separate transactions, which are summarized in the table below:

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight- line Rent(1)
Holt County	Stuart, NE	8/20/2015	1,276	1	Misc. Vegetables	3.4 years	None	5,504,000	23,789	(2)	289,815
Rock County	Bassett, NE	8/20/2015	1,283	1	Misc. Vegetables	3.4 years	None	5,504,000	23,789	(2)	289,815
Bear Mountain	Arvin, CA	9/3/2015	854	3	Almonds (3)	15.4 years	1 (10 years)	18,922,500	113,938	(4)	828,389	(5)

			3,413	5				$29,930,500	$161,516		$1,408,019

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease.
(2)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $11,825 of direct leasing costs in connection with these acquisitions.
(3)	Property currently consists of open ground and old grape vineyards. However, we will be removing the existing vineyards and converting the property into an almond orchard, which development is expected to be completed by June 30, 2016.
(4)	Acquisition accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired.
(5)	Excludes rental payments expected to be received related to the revenue-sharing stipulation per the lease.

In addition, on November 2, 2015, we acquired one farm comprised of 692 acres of farmland near Immokalee, Florida (“Corbitt Road”), that also includes a packing and storage facility for an aggregate purchase price of approximately $3.8 million. This property is irrigated cropland that is primarily farmed for miscellaneous vegetables, such as bell peppers and green beans. At closing, we executed a new, six-year lease with a new tenant that includes one six-year extension option and provides for annualized, straight-line cash rents of approximately $231,000.

We are also currently a party to the following purchase agreements:

Date Entered Into	Gross Acres	State	Primary Crop(s)	Purchase Price	Expected Closing Date (Quarter Ending)
8/31/2015	996	GA	Tomatoes & watermelons	$3,956,500	December 31, 2015
10/12/2015	1,240	AZ	Corn	5,700,000	December 31, 2015
10/13/2015	1,920	CO	Potatoes & barley	7,100,000	March 31, 2016

	4,156			$16,756,500

Each of these prospective acquisitions is subject to our due diligence inspection process, and there can be no assurance that these acquisitions will be consummated by the times indicated above, on the terms currently anticipated, or at all.

Leasing Activity

Since June 30, 2015, the following significant leasing events have occurred with regard to our already-existing properties:

•	McIntosh Road. On September 10, 2015, we terminated the lease with the tenant occupying one of the McIntosh Road farms and entered into a lease agreement with a new tenant to occupy the property. The new lease is scheduled to expire on June 30, 2016, and provides for minimum rental payments of $43,200 over its term. As a result of terminating the previous lease, which was assumed in connection with a farm acquired in June 2014, we wrote off an aggregate amount of $27,274 related to unamortized above-market lease value and deferred rent asset balances and $34,155 of intangible assets, of which $20,255 was immediately charged to amortization expense.

•	East Shelton. On October 5, 2015, we executed a lease amendment with the tenant on East Shelton to provide for additional annual rent in connection with the completion of the irrigation upgrades we performed on the property. The amendment also adjusted the rent due for the next two years as stipulated in the lease as the first minimum rent reset period. This amendment will result in additional annualized, straight-line rents of approximately $35,000.

Financing Activity

MetLife Credit Facility

On September 3, 2015, we amended our credit facility with Metropolitan Life Insurance Company (“MetLife”), which consists of a $100.0 million long-term note payable that is scheduled to mature on January 5, 2029 (the “MetLife Note Payable”), and a $25.0 million revolving equity line of credit that is scheduled to mature on April 5, 2024 (the “MetLife Line of Credit” and, together with the MetLife Note Payable, the “MetLife Credit Facility”). In addition, in connection with the acquisition of Bear Mountain on September 3, 2015, we drew $21.1 million under the MetLife Note Payable, which disbursement will bear interest at a fixed rate of 3.35% per annum for five years, thereafter repricing to then-current market rates. Among other changes, the amendment:

•	reduced the blended interest rate on all previously-disbursed amounts under the MetLife Note Payable by 26 basis points, from 3.61% to 3.35%;

•	extended the fixed-rate term of the MetLife Note Payable by 44 months, through August 2020;

•	extended the interest-only portion of the MetLife Note Payable by an additional six months, to July 2016;

•	extended the draw period under the MetLife Note Payable by one year, through December 2017;

•	reduced the interest rate spread on the MetLife Line of Credit by 25 basis points, from 2.50% to 2.25%; and

•	reduced the minimum interest rate floor on the MetLife Line of Credit by 25 basis points, from 2.75% to 2.50%.

All other material terms of the MetLife Credit Facility remained unchanged.

Farm Credit

On November 2, 2015, we closed on two loans from Farm Credit of Central Florida, FLCA (“Farm Credit”), in the aggregate amount of $3.8 million, consisting of a mortgage note for approximately $2.3 million and a bridge loan of $1.5 million. The mortgage note is scheduled to mature on October 1, 2040, and will bear interest (before interest patronage, or refunded interest) at a fixed rate of 3.84% per annum through November 30, 2021; thereafter, the interest rate will be equal to the one-month LIBOR, plus 2.875%. The bridge loan is scheduled to mature on October 1, 2016, and will bear interest (before interest patronage) at a variable rate equal to the one-month LIBOR, plus 3.000%. Proceeds from these borrowings were used for the acquisition of Corbitt Road.

Additionally, we have been in discussions with and have received a non-binding term sheet from Farm Credit for a new borrowing facility that would provide us with additional borrowing availability based on our existing collateral pledged under our existing borrowings with them. However, there can be no assurance that we will be able to enter into any agreements with terms favorable to us, or at all.

Farmer Mac

Pursuant to a bond purchase agreement we entered into on December 5, 2014, with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation for a secured note purchase facility that provides for bond issuances up to an aggregate principal amount of $75.0 million (the “Farmer Mac Facility”), we issued two bonds since July 1, 2015, the terms of which are summarized in the following table.

Date of Issuance	Amount	Maturity Date	Current Balance Outstanding	Principal Amortization	Interest Rate Terms
8/20/2015	$3,301,000	8/17/2018	$3,301,000	None	2.38%, fixed throughout term
8/20/2015	3,301,000	8/17/2018	3,301,000	None	2.38%, fixed throughout term

Proceeds from these bond issuances were used to acquire Holt County and Rock County.

At-the-Market Program

On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or our “Sales Agreements”) with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc., each a “Sales Agent,” under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”), subject to certain limitations as described under “Liquidity and Capital Resources—Overview and Future Capital Needs” below. To date, we have sold 2,100 shares of our common stock at an average sales price of $9.57 per share under the ATM Program for gross and net proceeds of approximately $20,000.

Portfolio Diversity

Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio of 12 farms leased to 7 different, unrelated tenants to a current portfolio of 42 farms leased to 31 different, unrelated tenants. While our focus remains in farmland suitable for growing fresh produce row crops, we have also begun to diversify our portfolio into farmland suitable for other crop types, including permanent crops, consisting primarily of blueberries and almond trees, and certain commodity crops, consisting primarily of corn and beans. The following table summarizes the different sources of revenues for our properties with leases in place as of and for the nine months ended September 30, 2015 and 2014:

	As of and For the Nine Months Ended September 30, 2015				As of and For the Nine Months Ended September 30, 2014				Annualized GAAP Rental Income as of September 30, 2015
Revenue Source	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Rental Revenue	% of Total Revenue
Annual row crops – fresh produce(1)	6,903	58.6%	$6,729,753	79.3%	4,315	69.1%	$3,603,643	74.6%	$9,782,328	73.2%
Annual row crops – commodity crops (2)	3,561	30.3%	398,472	4.7%	1,420	22.8%	280,211	5.8%	1,025,683	7.7%

Subtotal – Total annual row crops	10,464	88.9%	7,128,225	84.0%	5,735	91.9%	3,883,854	80.4%	10,808,011	80.9%
Permanent crops(3)	1,307	11.1%	488,161	5.8%	506	8.1%	429,426	8.9%	1,390,263	10.4%

Subtotal – Total crops	11,771	100.0%	7,616,386	89.8%	6,241	100.0%	4,313,280	89.3%	12,198,274	91.3%
Facilities and other(4)	—	0.0%	866,637	10.2%	—	0.0%	514,753	10.7%	1,166,609	8.7%

Total	11,771	100.0%	$8,483,023	100.0%	6,241	100.0%	$4,828,033	100.0%	$13,364,883	100.0%

(1)	Includes berries and other fruits, such as strawberries, raspberries and melons, and vegetables, such as cabbage, carrots, celery, cucumbers, lettuce, mint, onions, peas, peppers, potatoes, radicchio, spinach and tomatoes.
(2)	Includes alfalfa, corn, edible beans, grass, popcorn, soybeans and wheat.
(3)	Includes almonds, blueberries, avocados and lemons.
(4)	Consists primarily of rental revenue from: (i) farm-related facilities, such as coolers, packinghouses, distribution centers, residential houses for tenant farmers and other minor farm-related buildings; (ii) a surface area lease with an oil company on a small parcel of one of our properties; and (iii) unused areas on certain of our farms.

Our acquisition of 30 farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations of our properties with leases in place as of and for the nine months ended September 30, 2015 and 2014:

	As of and For the Nine Months Ended September 30, 2015				As of and For the Nine Months Ended September 30, 2014				Annualized GAAP Rental Income as of September 30, 2015(1)
State	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
California	3,576	24.0%	$5,652,357	66.6%	1,993	26.1%	$3,260,272	67.5%	$8,328,516	62.3%
Florida	4,401	29.6%	1,458,433	17.2%	1,304	17.1%	384,861	8.0%	2,712,023	20.3%
Oregon	2,313	15.6%	876,244	10.3%	2,313	30.3%	775,438	16.1%	1,169,925	8.8%
Arizona	1,761	11.8%	243,953	2.9%	1,761	23.0%	217,899	4.5%	328,075	2.5%
Michigan	270	1.8%	185,036	2.2%	270	3.5%	189,563	3.9%	246,714	1.8%
Nebraska	2,559	17.2%	67,000	0.8%	—	—	—	—	579,630	4.3%

	14,880	100.0%	$8,483,023	100.0%	7,641	100.0%	$4,828,033	100.0%	$13,364,883	100.0%

(1)	Annualized GAAP Rental Income is based on the minimum rental payments required per the leases in place as of September 30, 2015, and includes the amortization of any above- /below-markiet lease values and tenant improvements paid for by the tenant.

Our Adviser and Administrator

We are externally managed pursuant to a contractual investment advisory arrangement (the “Advisory Agreement”) with our Adviser, under which our Adviser directly employs certain of our personnel and pays their payroll, benefits and general expenses directly, and our Administrator provides administrative services to us pursuant to a separate administration agreement with our Administrator (the “Administration Agreement”). A summary of each of these agreements is provided in Note 4 to our consolidated financial statements in our 2014 Form 10-K. There were no material changes to either of these agreements during the nine months ended September 30, 2015.

Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our 2014 Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2015.

RESULTS OF OPERATIONS

A comparison of our operating results for the three and nine months ended September 30, 2015 and 2014 is below:

	For the Three Months Ended September 30,
	2015	2014	$ Change	% Change
Operating revenues:
Rental revenues	$3,080,240	$1,771,106	$1,309,134	73.9%
Tenant recovery revenue	3,313	6,569	(3,256)	-49.6%

Total operating revenues	3,083,553	1,777,675	1,305,878	73.5%

Operating expenses:
Depreciation and amortization	809,445	447,251	362,194	81.0%
Management fee	356,871	300,552	56,319	18.7%
Administration fee	180,722	144,952	35,770	24.7%
Professional fees	113,165	164,269	(51,104)	-31.1%
Acquisition-related expenses	62,190	114,140	(51,950)	-45.5%
Property operating expense	191,739	137,859	53,880	39.1%
General and administrative	201,768	167,069	34,699	20.8%

Total operating expenses	1,915,900	1,476,092	439,808	29.8%

Operating income	1,167,653	301,583	866,070	287.2%

Other income (expense)
Interest and other income	26,688	9,809	16,879	172.1%
Interest expense	(1,064,369)	(501,094)	(563,275)	-112.4%
Property and casualty recovery, net	76,423	296,934	(220,511)	-74.3%

Total other expense	(961,258)	(194,351)	(766,907)	-394.6%

Net income before income taxes	206,395	107,232	99,163	92.5%

Income tax provision	—	(6,857)	6,857	N/A

Net income	$206,395	$100,375	$106,020	105.6%

N/A = Not Applicable

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Operating revenues:
Rental revenues	$8,483,023	$4,828,033	$3,654,990	75.7%
Tenant recovery revenue	10,108	11,213	(1,105)	-9.9%

Total operating revenues	8,493,131	4,839,246	3,653,885	75.5%

Operating expenses:
Depreciation and amortization	2,312,880	1,065,769	1,247,111	117.0%
Management fee, net of credits	660,106	778,047	(117,941)	-15.2%
Administration fee	489,510	276,157	213,353	77.3%
Professional fees	364,208	453,861	(89,653)	-19.8%
Acquisition-related expenses	410,887	334,886	76,001	22.7%
Property operating expense	553,909	284,924	268,985	94.4%
General and administrative	684,793	591,359	93,434	15.8%

Total operating expenses	5,476,293	3,785,003	1,691,290	44.7%

Operating income	3,016,838	1,054,243	1,962,595	186.2%

Other income (expense)
Interest and other income	47,711	20,532	27,179	132.4%
Interest expense	(2,961,100)	(1,280,931)	(1,680,169)	-131.2%
Property and casualty recovery, net	97,232	46,456	50,776	109.3%

Total other expense	(2,816,157)	(1,213,943)	(1,602,214)	-132.0%

Net income before income taxes	200,681	(159,700)	360,381	225.7%

Income tax provision	—	(20,103)	20,103	N/A

Net income	$200,681	$(179,803)	$380,484	211.6%

N/A = Not Applicable

Operating Revenues

Rental revenues increased for both the three and nine months ended September 30, 2015, as compared to the respective prior-year period, primarily as a result of the rental income attributable to 12 additional farms that we acquired since September 30, 2014. For the three and nine months ended September 30, 2015, we recorded additional rental income of approximately $1.0 million and $2.3 million, respectively, as a result of the farms we acquired since September 30, 2014. On a same-property basis, which only includes properties owned for the entirety of both periods presented, rental income increased by approximately $32,000, or 1.9%, and $174,000, or 3.8%, for the three and nine months ended September 30, 2015, respectively, primarily due to our ability to renew existing leases at higher rates and earning additional revenue on capital improvements constructed on certain properties.

Tenant recovery revenue represents real estate taxes and insurance premiums paid on certain of our properties that, per the leases, are required to be reimbursed by the tenant. A corresponding amount was also recorded as property operating expenses during the respective periods.

Operating Expenses

Depreciation and amortization expenses increased for both the three and nine months ended September 30, 2015, as compared to the respective prior-year periods, as a result of the additional farms we acquired, as mentioned above, and additional site improvements made on existing properties since September 30, 2014. For the three and nine months ended September 30, 2015, we recorded additional depreciation and amortization expense of approximately $0.3 million and $0.7 million, respectively, as a result of the 12 farms we acquired since September 30, 2014. On a same-property portfolio basis, depreciation and amortization expense decreased by approximately $37,000, or 8.8%, for the three months ended September 30, 2015, due to certain lease intangible amortization periods expiring, and increased by approximately $18,000, or 2.0%, for the nine months ended September 30, 2015, as a result of capital improvements made on certain of those properties. In addition, during the three months ended September 30, 2015, we wrote off $20,255 of unamortized intangible assets directly to amortization expense as a result of terminating a lease that was assumed in connection with a farm acquired in June 2014.

The gross management fee paid to our Adviser increased for both the three and nine months ended September 30, 2015, as compared to the prior-year periods, primarily as a result of follow-on common stock offerings we completed since September 30, 2014. In September and October of 2014, we raised approximately $14.0 million of net proceeds, and in May and June of 2015, we raised approximately $13.8 million of net proceeds. However, in connection with one of our acquisitions during the three months ended March 31, 2015, our Adviser earned a finder’s fee from a third party of $320,905, which the Adviser applied as a credit to the management fee we owed to our Adviser for the three months ended March 31, 2015, resulting in a decrease in the net management fee for the nine months ended September 30, 2015, compared to the respective prior-year period.

The administration fee paid to our Administrator increased for both the three and nine months ended September 30, 2015, as compared to the respective prior-year periods, primarily due to a change in the calculation, which resulted in an increase in the percentage of the overall fee allocated to us. Beginning July 1, 2014, the allocation of the administration fee was revised such that the fee is now based upon the percentage of time employees of the Administrator spend on our matters in relation to other companies serviced by our Administrator, versus the old methodology whereby the fee was generally allocated based upon our total assets in relation to other companies managed by our Adviser.

Professional fees, consisting primarily of legal and accounting fees, decreased for both the three and nine months ended September 30, 2015, as compared to the respective prior-year periods, primarily as a result of additional fees incurred during the prior-year periods for work performed related to our REIT conversion and increased costs associated with updating the valuations of certain of our properties and the allocation of the purchase price of certain acquisitions.

Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses decreased for the three months ended September 30, 2015, due primarily to the accounting treatment of such expenses incurred in connection with certain properties acquired during the three months ended September 30, 2015, and increased for the nine months ended September 30, 2015, primarily as a result of acquiring larger properties during the nine months ended September 30, 2015. In connection with the nine farms acquired during the nine months ended September 30, 2015, we incurred $506,397 of aggregate acquisition-related costs. Of this amount, during the three and nine months ended September 30, 2015, $49,778 and $372,992, respectively, was expensed as incurred, while $118,538 and $125,763, respectively, was capitalized and allocated among the assets acquired during the respective periods. In addition, $7,642 of the acquisition-related costs incurred in connection with the farms we acquired during the nine months ended September 30, 2015, was expensed during prior periods. For the eight farms acquired during the nine months ended September 30, 2014, we recorded $431,479 of acquisition-related costs. Of this amount, during the three and nine months ended September 30, 2014, $74,878 and $271,072, respectively, were expensed as incurred, while $134,384 and $141,059, respectively, were capitalized and allocated among the assets acquired. In general, we are incurring more acquisition-related expenses during 2015 than we were incurring during 2014 due to a larger pipeline of investments, in part because we curtailed our acquisition activity during the nine months ended September 30, 2014 to focus on closing the credit facility with MetLife, thus stalling our investment activity during the nine months ended September 30, 2014.

Property operating expenses consist primarily of real estate taxes, franchise taxes, insurance expense and other overhead expenses paid for certain of our properties. Property operating expenses increased for both the three and nine months ended September 30, 2015, as compared to the respective prior-year periods, primarily due to additional property taxes incurred related to certain properties acquired during the last 12 months. For the three and nine months ended September 30, 2015, we accrued approximately $153,000 and $438,000, respectively, of real estate taxes related to certain of our properties, which included the recognition of certain 2014 supplemental tax assessments, as compared to approximately $51,000 and $135,000 during the respective prior-year periods. Based on our current portfolio, and beginning November 1, 2015, at which point two of our modified gross leases converted to pure, triple-net leases, we expect our quarterly accrual for our portion of our properties’ real estate taxes to be approximately $180,000. In addition, beginning in 2016, certain of our properties will be entered into land conservation acts contracts under the California Land Conservation Act, restricting the land to agricultural use and reducing the property tax assessments on those properties by an additional $122,000.

General and administrative expenses increased for both the three and nine months ended September 30, 2015, as compared to the respective prior-year periods, primarily as a result of increased state filing fees and overhead insurance costs due to having a larger portfolio, as well as increased costs related to advertising and marketing.

Other Income (Expense)

Interest and other income increased for both the three and nine months ended September 30, 2015, as compared to the prior-year period, primarily due to state income tax refunds from prior years that were received during the three months ended September 30, 2015, as well as interest patronage received from Farm Credit during the nine months ended September 30, 2015. During the three months ended June 30, 2015, we received $14,856 from Farm Credit of interest patronage related to interest accrued during 2014, which resulted in a 12.7% decrease in our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2014.

Interest expense increased for both the three and nine months ended September 30, 2015, as compared to the respective prior-year periods, primarily due to increased overall borrowings. The weighted-average balance of our aggregate borrowings for the three and nine months ended September 30, 2015, was $122.6 million and $110.3 million, respectively, as compared to $53.9 million and $46.0 million for the respective prior-year periods. Including patronage expected to be received on our Farm Credit borrowings, the overall effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, for the three and nine months ended September 30, 2015, was 3.3% and 3.4%, respectively, as compared to 3.6% for each of the respective prior-year periods.

During the three and nine months ended September 30, 2015, we received the remaining insurance proceeds as a result of a fire on one of our properties in California. No further recoveries are expected, and the claims are now closed.

LIQUIDITY AND CAPITAL RESOURCES

Overview and Future Capital Needs

Since our IPO in January 2013, we have invested approximately $177.0 million into 30 new farms, and we have expended or accrued an additional $7.3 million for capital improvements on existing properties. All of the proceeds received in connection with our IPO and follow-on offerings have been expended, with the majority being invested into new property acquisitions. Additionally, a significant portion of the proceeds from the IPO and follow-on offerings was used to pay distributions to our stockholders, to repay existing indebtedness, for improvements on existing properties and for other general corporate purposes. Our current available liquidity is approximately $6.5 million, consisting of $2.5 million in cash and, based on the current level of collateral pledged, $4.0 million of availability under the MetLife Credit Facility, subject to compliance with covenants.

We intend to use our available liquidity to purchase additional farms and farm-related properties, as well as for other general corporate purposes. Currently, our maximum buying power is approximately $7.0 million, and we are currently working towards solutions to increase this figure. We continue to actively seek and evaluate acquisitions of additional farm properties that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We currently have 9 farms that are under either a signed purchase and sale agreement or a signed, non-binding letter of intent for an aggregate proposed purchase price of approximately $42.8 million, and we have many other properties that are in various other stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

Our short- and long-term liquidity requirements consist primarily of funding farmland acquisitions and other investments consistent with our investment strategy, as well as making principal and interest payments on outstanding borrowings. Further short-term liquidity needs include making distributions to maintain our qualification as a REIT and funding our operations. Our current sources of funds are primarily operating cash flows and borrowings, including the undrawn commitments available under the MetLife Credit Facility and the Farmer Mac Facility. We believe that these cash resources will be sufficient to fund our distributions to stockholders, service our debt and fund our current operating costs in the near term. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including OP Units through our Operating Partnership as consideration for future acquisitions), long-term mortgage indebtedness and bond issuances and other secured and unsecured borrowings.

As of September 30, 2015, our total-debt-to-total-capitalization ratio, at book value, was 66.4%, which is up from 59.0% as of December 31, 2014. We are currently exploring other options available to provide us with additional capital, including negotiations with several other lenders. In addition, we currently have the ability to raise up to $285.0 million of additional equity capital through the sale and issuance of securities that are registered under our registration statement on Form S-3 (File No. 333-194539) in one or more future offerings. However, should the market value of our common stock held by non-affiliates remain below $75.0 million, as it is today, we would be limited in the amount of securities we may sell on Form S-3 to an aggregate market value of securities of no more than one-third of the aggregate market value of common stock held by non-affiliates of ours in any 12-month period. Due to this limitation, we currently have the availability to raise up to approximately $22.2 million of additional equity capital on Form S-3.

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30, 2015 and 2014:

	2015	2014	Change ($)	Change (%)
Net cash provided by operating activities	$4,303,508	$2,032,643	$2,270,865	111.7%
Net cash used in investing activities	(68,600,005)	(40,193,359)	(28,406,646)	-70.7%
Net cash provided by financing activities	64,378,605	24,920,630	39,457,975	158.3%

Change in Cash and Cash Equivalents	$82,108	$(13,240,086)	$13,322,194	100.6%

Operating Activities

The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is utilized to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator and other corporate-level expenses. The increase in cash provided by operating activities during the nine months ended September 30, 2015, as compared to the prior-year period, was primarily due to additional rental payments received from farms we have acquired during the past 12 months. This increase was partially offset by increases in certain operating expenses as a result of increased acquisition activity, as well as an increase in cash paid for interest due to increased borrowings during the nine months ended September 30, 2015.

Investing Activities

The increase in cash used in investing activities during the nine months ended September 30, 2015, as compared to the prior-year period, was primarily due to the acquisition of additional farms during the nine months ended September 30, 2015, which exceeded that of the prior-year period by approximately $28.0 million.

Financing Activities

The increase in cash provided by financing activities during the nine months ended June 30, 2015, as compared to the prior-year period, was primarily due to an increase in our net borrowings during the nine months ended September 30, 2015, which exceeded that of the prior-year period by approximately $39.5 million.

Borrowings

MetLife Credit Facility

On September 3, 2015, we executed an amendment to the MetLife Credit Facility that, among other changes, reduced the interest rates on the MetLife Note Payable by 26 basis points and on the MetLife Line of Credit by 25 basis points, extended the fixed-rate term of the MetLife Note Payable by 44 months and pushed back the beginning of the principal amortization under the MetLife Note Payable by six months.

Under the amended MetLife Credit Facility, the MetLife Note Payable bears interest at a fixed rate of 3.35% per annum, plus an unused line fee of 0.20% on undrawn amounts, and interest rates for subsequent disbursements will be based on prevailing market rates at the time of such disbursements. The interest rates on the current balance and any subsequent disbursements will be subject to adjustment in August 2020. If the full commitment amount of $100.0 million is not drawn by December 31, 2017, MetLife had the option to be relieved of its obligation to disburse the additional funds under this loan. Advances under the MetLife Line of Credit bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.25%, with a minimum annualized rate of 2.50%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the MetLife Line of Credit will be subject to adjustment on April 5, 2017.

Currently, there is approximately $87.5 million outstanding under the MetLife Note Payable that bears interest at a fixed rate of 3.35% per annum and $5.0 million outstanding under the MetLife Line of Credit that bears interest at a rate of 2.58% per annum. While approximately $32.5 million of the full commitment amount remains undrawn, based on the current level of collateral pledged, we currently have approximately $4.0 million of availability under the MetLife Credit Facility.

Farm Credit Notes Payable

Since September 19, 2014, we have closed on eight separate loans with Farm Credit for an aggregate amount of approximately $22.2 million (collectively, the “Farm Credit Notes Payable”). We currently have $21.5 million outstanding under the Farm Credit Notes Payable that bear interest at an expected weighted-average effective rate (net of expected interest patronage) of 2.89% and have a weighted-average maturity date of April 2031. While we do not currently have any additional availability under our program with Farm Credit based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with Farm Credit in connection with certain potential new acquisitions. Additionally, we have been in discussions with and have received a non-binding term sheet from Farm Credit for a new borrowing facility that would provide us with additional borrowing availability based on our existing collateral pledged under our existing borrowings with them. However, there can be no assurance that we will be able to enter into any agreements with terms favorable to us, or at all.

Farmer Mac Facility

On December 5, 2014, we entered into an agreement with Farmer Mac that provides for bond issuances up to an aggregate amount of $75.0 million. To date, we have issued aggregate bonds of approximately $29.8 million under the facility that bear interest at a weighted-average rate of 2.85% and have a weighted-average maturity date of August 2018. While approximately $45.2 million of the full commitment balance remains undrawn, based on the current level of collateral pledged, we currently have no availability under the Farmer Mac Facility. However, we expect to pledge certain potential new property acquisitions as collateral under the Farmer Mac Facility to utilize some or all of this availability. If we have not issued bonds such that the aggregate bond issuances total $75.0 million by December 11, 2016, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility.

Equity Activity

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

At-the-Market Program

On August 7, 2015, we entered into Sales Agreements, with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc., as Sales Agents, under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million. To date, we have sold 2,100 shares of our common stock at an average sales price of $9.57 per share under the ATM Program for gross and net proceeds of approximately $20,000.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

NON-GAAP FINANCIAL INFORMATION

Funds from Operations, Core Funds from Operations and Adjusted Funds from Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) developed funds from operations (“FFO”) as a relative non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We further present core FFO (“CFFO”) and adjusted FFO (“AFFO”) as additional non-GAAP financial measures, as we believe both CFFO and AFFO improve comparability on a period-over-period basis and are more useful supplemental metrics for investors to use in assessing our operational performance on a more sustainable basis than FFO.

We calculate CFFO by adjusting FFO for the following items:

•	Acquisition-related expenses. Acquisition-related expenses (i.e., due diligence costs) are incurred for investment purposes and do not correlate with the ongoing operations of our existing portfolio. Further, due to the inconsistency in which these costs are incurred and how they are treated for accounting purposes, we believe the exclusion of these expenses improves comparability of our results on a period-to-period basis.

•	Acquisition-related accounting fees. Certain auditing and accounting fees we incur are directly related to acquisitions and vary depending on the number and complexity of acquisitions completed during a period. Due to the inconsistency in which these costs are incurred, we believe the exclusion of these expenses improves comparability of our results on a period-to-period basis. We modified our definition of AFFO to include an adjustment for these costs beginning with the three months ended March 31, 2015, and will apply the same modified definition of AFFO for all prior-year periods presented to provide consistency and better comparability.

•	Income tax provision. We elected to be treated as a REIT for federal tax purposes beginning with our taxable year ended December 31, 2013. As a REIT, we generally will not be subject to federal income taxes on amounts distributed to our stockholders, provided we meet certain conditions. As such, we believe it is beneficial for investors to view our results of operations excluding the impact of income taxes.

•	Other one-time charges and receipts. We will adjust for certain non-recurring charges and receipts and will explain such adjustments accordingly.

Further, we calculate AFFO by adjusting CFFO for the following items:

•	Cash rent adjustment. This adjustment removes the effects of straight-lining rental income, as well as the amortization related to above- and below-market lease values and tenant improvements, resulting in rental income reflected on a modified accrual cash basis. In addition to these adjustments, beginning with the three months ended June 30, 2015, we modified our calculation in our definition of AFFO to provide greater consistency and comparability due to the period-to-period volatility in which cash rents are received. To coincide with our tenants’ harvest seasons, our leases typically provide for cash rents to be paid at various points throughout the lease year, such as annually or semi-annually. As a result, cash rents received during a particular period may not necessarily be comparable to other periods and do not represent the cash rents indicative of a given lease year. Therefore, we have adjusted AFFO to normalize the cash rent received pertaining to a lease year over that respective lease year on a straight-line basis. We will apply the same modified definition of AFFO for all prior-year periods presented to provide consistency and better comparability.

•	Amortization of deferred financing costs. The amortization of costs incurred to obtain financing is excluded from AFFO, as it is a non-cash expense item.

The following table provides a reconciliation of our FFO, CFFO and AFFO for the three and nine months ended September 30, 2015 and 2014 to the most directly-comparable GAAP measure, net income (loss), and a computation of basic and diluted FFO, CFFO and AFFO per weighted-average share of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) available to common stockholders	$206,395	$100,375	$200,681	$(179,803)
Plus: Real estate and intangible depreciation and amortization	809,445	447,251	2,312,880	1,065,769

FFO available to common stockholders	1,015,840	547,626	2,513,561	885,966

Plus: Acquisition-related expenses	62,190	114,140	410,887	334,886
Plus: Acquisition-related accounting fees	17,740	116,250	66,490	139,500
Plus: Income tax provision	—	6,857	—	20,103
(Minus) plus: Other one-time (receipts) charges, net(1)	(76,423)	(296,934)	(87,267)	(46,456)

CFFO available to common stockholders	1,019,347	487,939	2,903,671	1,333,999

Net adjustment for cash rents(2)	(119,077)	(116,668)	(374,121)	(313,113)
Plus: Amortization of deferred financing costs	30,263	15,636	74,191	35,648

AFFO available to common stockholders	$930,533	$386,907	$2,603,741	$1,056,534

Weighted average common shares outstanding – basic & diluted	9,060,314	6,605,264	8,422,748	6,555,539

FFO per weighted average common share – basic and diluted	$0.11	$0.08	$0.30	$0.14

CFFO per weighted average common share – basic and diluted	$0.11	$0.07	$0.34	$0.20

AFFO per weighted average common share – basic and diluted	$0.10	$0.06	$0.31	$0.16

(1)	2015 adjustments consist of the removal of insurance proceeds received during the three and nine months ended September 30, 2015, and repairs incurred as a result of the fire on the cooler on West Gonzales that were expensed during the three months ended M arch 31, 2015. 2014 adjustments consist of the removal of insurance proceeds received during the three and nine months ended September 30, 2014.
(2)	Using our previous definition of AFFO, the net adjustment for cash rents for the three and nine months ended September 30, 2014, would have been an increase of $328,765 and $599,342, respectively.

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

FFO, CFFO and AFFO available to common stockholders is FFO, CFFO and AFFO, respectively, adjusted to subtract distributions made to holders of preferred stock, if applicable. We believe that net income (loss) available to common stockholders is the most directly-comparable GAAP measure to each FFO, CFFO and AFFO available to common stockholders. Basic funds from operations (“Basic FFO”), basic core funds from operations (“Basic CFFO”) and basic adjusted funds from operations (“Basic AFFO”) per share are FFO, CFFO and AFFO, respectively, available to common stockholders divided by the number of weighted-average shares of common stock outstanding during a period. Diluted funds from operations (“Diluted FFO”), diluted core funds from operations (“Diluted CFFO”) and diluted adjusted funds from operations (“Diluted AFFO”) per share are FFO, CFFO and AFFO, respectively, available to common stockholders divided by the number of weighted-average shares of common stock outstanding on a diluted basis during a period. We believe that net income (loss) is the most directly-comparable GAAP measure to each FFO, CFFO and AFFO, basic EPS is the most directly-comparable GAAP measure to each Basic FFO, CFFO and AFFO per share, and diluted EPS is the most directly-comparable GAAP measure to each Diluted FFO, CFFO and AFFO per share.

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

Net Asset Value

The following table provides certain summary information about our 41 farm properties held as of September 30, 2015.

Property Name	Location	Date Acquired	No. of Farms	Total Acres	Farm Acres	Net Cost Basis (1)	Prior Fair Value(2)	Current Fair Value
San Andreas	Watsonville, CA	6/16/1997	1	307	238	$4,796,549	$11,344,000	$11,344,000	(4)
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	12,253,806	50,662,000	50,662,000	(4)
West Beach	Watsonville, CA	1/3/2011	3	196	195	9,309,576	9,980,000	9,980,000	(4)
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	2,687,404	2,959,000	3,172,000	(4)
Keysville Road	Plant City, FL	10/26/2011	2	59	56	1,240,944	1,548,000	1,548,000	(5)
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	3,985,529	4,400,000	4,400,000	(5)
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	3,984,454	4,806,500	4,856,000	(4)
38th Avenue	Covert, MI	4/5/2013	1	119	89	1,284,338	1,476,000	1,476,000	(4)
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	3,118,870	3,352,000	3,352,000	(4)
Natividad Road	Salinas, CA	10/21/2013	1	166	166	8,291,741	7,607,000	8,500,000	(5)
20th Avenue	South Haven, MI	11/5/2013	3	151	94	1,909,662	2,080,000	2,080,000	(4)
Broadway Road	Moorpark, CA	12/16/2013	1	60	60	2,868,979	3,403,000	3,403,000	(4)
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	13,936,423	14,301,000	14,301,000	(4)
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	7,924,620	7,900,000	7,900,000	(5)
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	2,450,944	2,729,000	2,729,000	(4)
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	5,792,070	6,439,000	6,439,000	(4)
McIntosh Road	Dover, FL	6/20/2014	2	94	78	2,489,125	2,722,000	2,722,000	(4)
Naumann Road	Oxnard, CA	7/23/2014	1	68	66	6,801,894	6,888,500	7,048,000	(4)
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	6,650,335	5,800,000	7,733,000	(5)
Wauchula Road	Duette, FL	9/29/2014	1	808	590	13,781,341	13,765,000	14,562,000	(4)
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	24,277,677	24,592,000	24,592,000	(3)
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	6,076,035	6,125,600	6,125,600	(3)
Espinosa Road	Salinas, CA	1/5/2015	1	331	329	16,633,724	16,905,500	16,905,500	(3)
Parrish Road	Duette, FL	3/10/2015	1	419	211	4,326,273	3,913,280	3,913,280	(3)
Immokalee Exchange	Immokalee, FL	6/25/2015	2	2,678	1,644	15,703,523	15,757,700	15,757,700	(3)
Holt County	Stuart, NE	8/20/2015	1	1,276	1,052	5,497,143	—	5,504,000	(3)
Rock County	Bassett, NE	8/20/2015	1	1,283	1,049	5,495,291	—	5,504,000	(3)
Bear Mountain	Arvin, CA	9/3/2015	3	854	841	19,031,194	—	18,922,500	(3)

			41	14,880	11,771	$212,599,464	$231,456,080	$265,431,580

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for depreciation and amortization accumulated through September 30, 2015.
(2)	As reported in our Quarterly Report on Form 10-Q for the six months ended June 30, 2015.
(3)	Valued at the purchase price paid.
(4)	Represents values as determined by our internal valuation process, as described below.
(5)	Represents values as determined by third-party appraisals performed between October 2014 and October 2015.

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

Determination of Fair Value

We have adopted a valuation policy (the “Valuation Policy”) approved by our Board of Directors, which reviews and approves valuation recommendations that are provided by professionals of the Adviser and Administrator, with oversight and direction from the Chief Valuation Officer, who is also employed by the Administrator (collectively, the “Valuation Team”). In determining the fair value of our properties, the Valuation Team applies the Valuation Policy to our portfolio, and each quarter, our Board of Directors reviews the Valuation Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Valuation Policy consistently.

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

A breakdown of the methodologies used to value our properties and the aggregate value as of September 30, 2015, determined by each method is shown in the table below:

Valuation Method	No. of Farms	Value		% of Total Value
Purchase Price	12	$97,224,580		36.6%
Third-party Appraisal	6	30,081,000		11.3%
Internal Valuation	23	138,126,000	(1)	52.1%

Total	41	$265,431,580		100.0%

(1)	96.6% of this valuation, or approximately $133.5 million, is supported by values as determined by third-party appraisals performed between January 2013 and August 2014. The difference of $4.6 million represents the net appreciation of those properties since the time of the respective appraisals, as determined according to our Valuation Policy.

Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of September 30, 2015, include land values per farmable acre, market rental rates per farmable acre and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location and other factors deemed appropriate. A summary of these significant assumptions is provided in the following tables:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$4,500 - $52,000	$27,143	$8,408 - $100,705	$56,064
Market Rent (per farmable acre)	$193 - $2,200	$1,238	$443 - $5,019	$2,626
Market Capitalization Rate	3.12% - 5.00%	4.03%	4.05% - 6.50%	4.90%

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

Management believes that the purchase prices of the farms acquired during the previous 12 months, the most recent appraisals available for the farms acquired prior to the previous 12 months that were not valued internally, which appraisals were performed between the periods of October 2014 and October 2015, and the farms that were valued internally during the previous 12 months, fairly represent the current market values of the properties as of September 30, 2015, and, accordingly, did not make any adjustment to these values.

A quarterly rollforward of the change in our portfolio value for the three months ended September 30, 2015, from the prior value basis as of June 30, 2015, is provided in the table below:

Total portfolio fair value as of June 30, 2015		$231,456,080
Plus Acquisitions:
Holt County	$5,504,000
Rock County	5,504,000
Bear Mountain	18,922,500

Total acquisitions for the three months ended September 30, 2015		29,930,500
Plus Value Appreciation:
Dalton Lane	213,000
Trappnell Road	49,500
Natividad Road	893,000
Naumann Road	159,500
Sycamore Road	1,933,000
Wauchula Road	797,000

Total appreciation for the three months ended September 30, 2015		4,045,000

Total portfolio fair value as of September 30, 2015		$265,431,580

In addition, using a discounted cash flow analysis, management determined that the fair value of all encumbrances on our properties as of September 30, 2015, was $140.4 million, as compared to a carrying value of $140.1 million.

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

As of September 30, 2015, we estimate the NAV per share to be $13.64, as detailed below:

Total assets	$219,190,114
Less: net cost basis of tangible real estate and intangible lease assets (1)	(213,150,338)
Plus: estimated fair value of property portfolio (2)	265,431,580

Estimated fair value of total assets		$271,471,356
Total liabilities	148,172,806
Less: net cost basis of intangible lease liabilities (3)	(550,874)
Less: book value of aggregate borrowings	(140,085,394)
Plus: fair value of aggregate borrowings (4)	140,389,724

Estimated fair value of total liabilities		147,926,262

Estimated Net Worth		$123,545,094

Shares outstanding		9,060,314

Estimated NAV per share		$13.64

(1)	Adjusted for $13,615 of net above-market lease values, included in Other assets on the accompanying Condensed Consolidated Balance Sheet.
(2)	Per current value basis presented in the table above.
(3)	Adjusted for $49,189 of net below-market lease values and $501,685 of unamortized tenant improvements, both included in Other liabilities on the accompanying Condensed Consolidated Balance Sheet .
(4)	Valued using a discounted cash flow model.

A quarterly rollforward in the estimated NAV per share for the three months ended September 30, 2015, is provided below:

Estimated NAV per share as of June 30, 2015		$13.42
Plus net income		0.02
Plus Change in Valuations:
Net change in unrealized appreciation of farmland portfolio (1)	$0.37
Net change in unrealized fair value of borrowings	(0.05)

Net change in valuations		0.32
Less Distributions		(0.12)

Estimated NAV per share as of September 30, 2015		$13.64

(1)	The net change in unrealized appreciation of farmland portfolio consists of three components: (i) an increase of $0.45 due to the appreciation in value of eight farms that were valued during the three months ended September 30, 2015, (ii) an increase of $0.09 due to the aggregate depreciation and amortization expense recorded during the three months ended September 30, 2015, and (iii) a decrease of $0.17 due to capital improvements made on certain properties that have not yet been included as a corresponding increase to the respective properties’ fair values.

Comparison of NAV, using the above definition, to similarly-titled measures for other REITs, may not necessarily be meaningful, due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per share calculation. For example, while we estimated the NAV per share as of September 30, 2015, to be $13.64 per the calculation above, the closing price of our common stock on September 30, 2015, was $9.18, and it has subsequently traded between $9.02 and $9.71 per share.

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

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended September 30, 2015, from that disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on February 24, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any such material legal proceedings threatened against us.

Item 1A. Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed by us with the Securities and Exchange Commission on February 24, 2015. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, financial condition and/or operating results in the future. There are no material changes to risks associated with our business or investment in our securities from those previously set forth in the reports described above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 15, 2012.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.1	Controlled Equity Offering Sales Agreement, dated August 7, 2015, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership and Cantor Fitzgerald & Co., as Sales Agent, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed August 7, 2015.

10.2	Controlled Equity Offering Sales Agreement, dated August 7, 2015, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership and Ladenburg Thalmann & Co., Inc., as Sales Agent, incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-35795), filed August 7, 2015.

10.3	Third Amendment to Loan Agreement, dated September 3, 2015, by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed September 10, 2015.

10.4	First Amendment to Promissory Note A, dated September 3, 2015, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed September 10, 2015.

10.5	First Amendment to Promissory Note B, dated September 3, 2015, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795), filed September 10, 2015.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Stockholders Equity for the nine months ended September 30, 2015, and the year ended December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: November 3, 2015	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and
Assistant Treasurer

Date: November 3, 2015	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors