Form 10-K
period 2015-12-31
GLADSTONE LAND Corp
filed 2016-02-23
CIK 1495240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2015, based on the closing price on that date of $10.34 on the NASDAQ Global Market, was $71,943,374. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been deemed to be affiliates.

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of February 22, 2016, was 9,992,941.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2016, relating to the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE LAND CORPORATION

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2015

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K (the “Form 10-K”) and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our business, financial condition, results of operations (including funds from operations, core funds from operations and adjusted funds from operations), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors, some of which are beyond our control, that are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted by such forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business strategy;

•	our ability to implement our business plan, including our ability to continue to expand both geographically and beyond annual row crops;

•	pending transactions;

•	our projected operating results;

•	our ability to obtain future financing arrangements on favorable terms;

•	estimates relating to our future distributions;

•	estimates regarding potential rental rate increases and occupancy rates;

•	our understanding of our competition and our ability to compete effectively;

•	market and industry trends;

•	estimates of future operating expenses, including payments to our Adviser and Administrator (each as defined herein) under the terms of our Amended Advisory Agreement and our Amended Administration Agreement (each as defined herein), respectively;

•	our compliance with tax laws, including our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes;

•	projected capital expenditures; and

•	use of proceeds of our line of credit, long-term borrowings, future stock offerings and other future capital resources, if any.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changes to our assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	general volatility of the capital markets and the market price of our common stock;

•	failure to maintain our qualification as a REIT and risks of changes in laws that affect REITs;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business and investment strategy;

•	the adequacy of our cash reserves and working capital;

•	our failure to successfully integrate and operate acquired properties and operations;

•	defaults upon or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	the degree and nature of our competition, including other REITs;

•	availability, terms and deployment of capital, including the ability to maintain and borrow under our line of credit, arrange for long-term mortgages on our properties and raise equity capital;

•	our Adviser’s ability to identify, hire and retain highly-qualified personnel in the future;

•	changes in the environment, our industry, interest rates or the general economy;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in governmental regulations, tax rates and similar matters;

•	environmental liabilities for certain of our properties and uncertainties and risks related to natural disasters or climactic changes impacting the regions in which our tenants operate; and

•	the loss of any of our key officers, such as Mr. David Gladstone, our chairman, president and chief executive officer, or Mr. Terry Lee Brubaker, our vice chairman and chief operating officer.

This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. You should carefully review the risks set forth herein under the caption “Item 1A. Risk Factors.” New factors may also emerge from time to time that could materially and adversely affect us.

All references to “we,” “our,” “us” and the “Company” in this Form 10-K mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term refers only to Gladstone Land Corporation.

ITEM 1.	BUSINESS

Corporate Overview

We are an externally-managed, agricultural REIT that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997, and having been previously re-incorporated in Delaware on May 25, 2004. We are primarily in the business of owning and leasing farmland; we are not a grower, nor do we farm the properties we own. Upon the pricing of our initial public offering (the “IPO”), on January 29, 2013, our shares of common stock began trading on the NASDAQ Global Market under the symbol “LAND.”

Prior to 2004, we were engaged in the owning and leasing of farmland, as well as an agricultural operating business whereby we engaged in the farming, contract growing, packaging, marketing and distribution of fresh berries, including commission selling and contract cooling services to independent berry growers. In 2004, we sold our agricultural operating business, and since then, our operations have consisted solely of leasing our farms to third-party tenants.

We currently own 43 farms comprised of 16,810 total acres across six states in the U.S. (Arizona, California, Florida, Michigan, Nebraska and Oregon). We also own three cooling facilities and one facility utilized for the storage and assembly of boxes for shipping produce (a “box barn”). These properties are currently leased to 33 different, unrelated tenants that are either independent or corporate farming operations. We also lease a small parcel on one of our properties to an oil company. Historically, our farmland has predominantly been concentrated in locations where tenants are able to grow annual row crops, such as certain types of berries and vegetables, which are generally planted and harvested annually or more frequently. However, during 2013, we began to diversify the variety of crops grown on our properties, and we now own several farms that grow permanent crops, such as blueberries and almonds, as well as some farms that grow commodity crops, such as potatoes, corn and beans. While our focus remains on farmland growing fresh produce annual row crops, in the future, we may acquire land that grows additional permanent crops, such as fruit or nut trees or bushes and wine berries or grapes, as well as commodity crops, such as grains. We may also acquire more property related to farming, such as cooling facilities, freezer buildings, packinghouses, box barns, silos, storage facilities, greenhouses, processing plants and distribution centers.

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

We conduct our business through an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure in which our properties and the mortgage loans we make will be held directly or indirectly by Gladstone Land Limited Partnership (the “Operating Partnership”). We are the manager and 100% owner of Gladstone Land Partners, LLC (“Land Partners”), which is the sole general partner of our Operating Partnership, and we currently hold, directly and indirectly through Land Partners, 100% of its outstanding limited partnership units (“OP Units”). In the future, we may offer equity ownership in our Operating Partnership by issuing OP Units to farmland owners from time to time in consideration for acquiring their farms. Holders of OP Units in our Operating Partnership will be entitled to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the OP Units for one year. Farmland owners who exchange their farms for OP Units may be able to do so in a tax-deferred exchange under U.S. federal income tax laws.

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

Subject to certain restrictions and limitations, and pursuant to contractual agreements, our business and real estate portfolio investments are managed by Gladstone Management Corporation (our “Adviser”), a Delaware corporation, a registered investment adviser with the Securities and Exchange Commission (the “SEC”) and our affiliate. Administrative services are provided to us by Gladstone Administration, LLC (our “Administrator”), a Delaware limited liability company and our affiliate. Our Adviser and our Administrator are indirectly 100% owned and controlled by David Gladstone, our chief executive officer, president, chairman of our Board of Directors and our largest stockholder.

Our Investment Objectives and Our Strategy

Our principal business objective is to maximize stockholder returns through a combination of: (1) monthly cash distributions to our stockholders, which we hope to sustain and increase through long-term growth in cash flows from increased rents; (2) appreciation of our land; and (3) capital gains derived from the sale of our properties. Our primary strategy to achieve our business objective is to invest in and diversify our current portfolio of primarily triple-net-leased farmland and properties related to farming operations. This strategy includes the following components:

•	Owning Farms and Farm-Related Real Estate for Income. We own and intend to acquire farmland and lease it to independent and corporate farming operations, including sellers who desire to continue farming the land after we acquire the property from them. We expect to hold acquired properties for many years and to generate stable and increasing rental income from leasing these properties.

•	Owning Farms and Farm-Related Real Estate for Appreciation. We intend to lease acquired properties over the long term. However, from time to time we may sell one or more properties if we believe it to be in the best interests of our stockholders. Potential purchasers may include real estate developers desiring to develop the property or financial purchasers seeking to acquire property for investment purposes. Accordingly, we will seek to acquire properties that we believe have potential for long-term appreciation in value.

•	Continue Expanding our Operations Geographically. While our properties are currently located in six states across the U.S., we expect that we will acquire properties in other farming regions of the U.S. in the future. We believe the Southeast and Mid-Atlantic regions of the United States offer attractive locations for expansion, and we also expect to seek farmland acquisitions in the Midwest, as well as other areas in the United States.

•	Continue Expanding our Crop Varieties. Currently, the majority of tenants who farm our properties grow annual row crops dedicated to berries, such as strawberries and raspberries, and fresh produce, such as tomatoes, lettuce and bell peppers. We have also expanded into certain permanent crops, such as blueberries and almonds; as well as into commodity crops, such as potatoes, corn and beans. In the future, we will seek to continue our recent expansion into other permanent crops, such as bush, tree and vine crops (e.g., fruits and nuts), and commodity crops (e.g., wheat, rice and corn), while maintaining our focus on annual row-crop properties growing berries and fresh produce.

•	Using Leverage. To make more investments than would otherwise be possible, we intend to borrow through loans secured by long-term mortgages on our properties, and we may also borrow funds on a short-term basis or incur other indebtedness.

•	Owning Mortgages on Farms and Farm-Related Real Estate. In circumstances where our purchase of farms and farm-related properties is not feasible, we may provide the owner of the property with a mortgage loan secured by the property along with an option to sell the property to us in the future at a predetermined price. We do not currently hold any mortgages, and we do not expect that, over time, our mortgages held will exceed 5.0% of the fair value of our total assets.

•	Joint Ventures. Some of our investments may be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio.

We expect that most of our future tenants will be independent or corporate farming operations that are unrelated to us and that lease our properties under triple-net leases. We are actively seeking and evaluating other farm properties for potential purchase, and we are currently entered into agreements to purchase two farms totaling 6,664 acres of farmland in Colorado and California for an aggregate purchase price of approximately $41.4 million, which we intend to finance primarily through borrowings from existing borrowing facilities. We expect to close on one farm totaling 6,211 acres for approximately $25.9 million (a portion of which is expected to be paid in OP Units) during the three months ending March 31, 2016, and the other farm totaling 453 acres for approximately $15.5 million during the three months ending June 30, 2016. However, all of these potential acquisitions are subject to customary conditions and termination rights for these types of transactions, including a due diligence inspection period, and there can be no assurance that these prospective acquisitions will be consummated by that time, on the terms currently anticipated, or at all.

Our Investment Process

Types of Investments

We expect that substantially all of our investments will be in income-producing agricultural real property and, to a lesser extent, mortgages on agricultural real estate. We expect that the majority of our leases will be structured as triple-net leases. If we make mortgage loans, we expect the ratio of loan amount to value of the real estate to be greater than ratios for conventional mortgage loans on farms and the interest rate to be higher than those for conventional loans. Investments will not be restricted as to geographical areas. Currently, our properties are located across six states in the U.S.

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

We intend to own primarily single-tenant, agricultural real property. Generally, we will lease properties to tenants that our Adviser deems creditworthy under triple-net leases that will be full-recourse obligations of our tenants or their affiliates. Most of our agricultural leases have original terms ranging from 3 to 10 years for properties growing annual row crops and 5 to 15 years for properties growing permanent crops, often with options to extend the lease further. Rent is generally payable to us on either an annual or semi-annual basis, with one-half due at the beginning of the year and the other half due later in the year. Further, most of our leases contain provisions that provide for annual increases in the rental amounts payable by the tenants, often referred to as escalation clauses. The escalation clauses may specify fixed dollar amount or percentage increases each year, or it may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect current market rents. We also have leases that include variable rent based on the success of the harvest each year. For these types of variable rent agreements, we generally require the lease to include the guarantee of a minimum amount of rental income that satisfies our investment return criteria. Currently, our 43 farms are leased under agricultural leases with original terms ranging from 3 to 15 years, with 27 farms leased on a pure triple-net basis, and 16 farms leased on a partial-net basis, with the landlord responsible for all or a portion of the related property taxes.

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

Underwriting Criteria and Due Diligence Process

Selecting the Property

We consider selecting the right properties to purchase or finance as the most important aspect of our business. Buying quality farmland that can be used to grow a variety of different crops and that is located in desirable locations is essential to our success.

Our Adviser works with real estate contacts in agricultural markets throughout the United States to assess available properties and farming areas. We believe that our Adviser is experienced in selecting valuable farmland and will use this expertise to identify promising properties. The following is a list of important factors in our selection of farmland:

•	Water availability. Availability of water is essential to farming. We will seek to purchase properties with ample access to water through an operating well on site or rights to use a well or other source that is located nearby. Additionally, we may, in the future, consider acquiring properties that rely on rainfall for water if the tenant on that property mitigates the drought risk by purchasing drought insurance. Typically, leases on properties that would rely on rainfall would be longer term in nature. We do not currently own any properties that rely on rainfall for water, nor do we have any plans to acquire such properties.

•	Soil composition. In addition to water, for farming efforts to be successful, the soil must be suitable for growing crops. We will not buy or finance any real property that does not have soil conditions that we believe are favorable for growing the crops farmed on the property, except to the extent that a portion of an otherwise suitable property, while not favorable for growing the crops farmed on the property, may be utilized to build structures used in the farming business, such as cooling facilities, packinghouses, silos, greenhouses, storage facilities and distribution centers.

•	Location. Farming also requires optimal climate and growing seasons. We typically seek to purchase properties in locations that take advantage of climate conditions that are needed to grow fresh produce row crops. We intend to continue to expand throughout the U.S. in locations with productive farmland and financially sound farming tenants.

•	Price. We intend to purchase and finance properties that we believe are a good value and that we will be able to profitably rent for farming over the long term. Generally, the closer a property is located to urban developments, the higher the value of the property. As a result, properties that are currently located in close proximity to urban developments are likely to be too expensive to justify farming over an extended period of time, and, therefore, we are unlikely to invest in such properties.

Our Adviser will perform a due diligence review with respect to each potential property acquisition. Such review will include an evaluation of the physical condition of a property and an environmental site assessment to determine potential environmental liabilities associated with a property prior to its acquisition. One of the criteria that we look for is whether mineral rights to such property, which constitute a separate estate from the surface rights to the property, have been sold to a third party. We generally seek to invest in properties where mineral rights have not been sold to third parties; however, in cases where access to mineral rights would not affect the surface farming operations, we may enter into a lease agreement for the extraction of minerals or other subterranean resources, as we have done on one of our properties. We may seek to acquire mineral rights in connection with the acquisition of future properties to the extent such mineral rights have been sold off and the investment acquisition of such rights is considered to be favorable after our due diligence review. Despite the conduct of these reviews, there can be no assurance that hazardous substances or waste, as determined under present or future federal or state laws or regulations, will not be discovered on the property after we acquire it. See “Risk Factors — Risks Relating to our Business and Operations — Potential liability for environmental matters could adversely affect our financial condition.”

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

Underwriting the Tenant, Due Diligence Process and Negotiating Lease Provisions

In addition to property selection, underwriting the tenant that will lease the property will also be an important aspect of many of our investments. Our Adviser will evaluate the creditworthiness of the tenant and assess its ability to generate sufficient cash flow from its agricultural operations to cover its payment obligations to us pursuant to our lease. Because our tenants are in the farming industry, their cash flows may fluctuate according to season. The following is a list of criteria that our Adviser may consider when evaluating potential tenants for our properties, although not all criteria may be present for each lease:

•	Experience. We believe that experience is the most significant characteristic when determining the creditworthiness of a tenant. Therefore, we seek to rent our properties to farmers that have an extensive track record of farming their particular crops successfully.

•	Financial Strength. We seek to rent to farming operations that have financial resources to invest in planting and harvesting their crops. We generally require annual financial statements of the tenant to evaluate the financial capability of the tenant and its ability to perform its obligations under the lease.

•	Adherence to Quality Standards. We seek to lease our properties to those farmers that are committed to farming in a manner that will generate high-quality crops. We intend to identify such commitment through their track records of selling produce into established distribution chains and outlets.

•	Lease Provisions that Enhance and Protect Value. When deemed appropriate, our Adviser attempts to include lease provisions that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include, for example, requiring the tenant to meet operational or financial covenants or to indemnify us against environmental and other contingent liabilities. We believe that these provisions serve to protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. Our Adviser generally also seeks covenants requiring tenants to receive our consent prior to any change in control of the tenant.

•	Credit Enhancement. To mitigate risk and enhance the likelihood of tenants satisfying their lease obligations, our Adviser may also seek cross-default provisions if a tenant has multiple obligations to us or seek a letter of credit or a guaranty of lease obligations from each tenant’s corporate affiliates, if any. We believe that these types of credit enhancements, if obtained, provide us with additional financial security. These same enhancements may apply to mortgage loans.

•	Diversification. Our Adviser will seek to diversify our portfolio to avoid dependence on any one particular tenant or geographic location. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single underperforming investment or a downturn in any particular geographic region. Many of the areas in which we purchase or finance properties are likely to have their own microclimates and, although they appear to be in close proximity to one another, generally will not be similarly affected by weather or other natural occurrences at the same time. We currently own properties in six different states across the U.S., and over time, we expect to expand our geographic focus to other areas of the Southeast, Midwest and the Mid-Atlantic. We will also attempt to continue diversifying our portfolio of properties by seeking additional farmland that grows permanent crops, such as bush, tree and vine crops (e.g., fruits and nuts), and commodity crops (e.g., wheat, rice and corn), while maintaining our current focus of owning and leasing farmland that grows fresh produce row crops.

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

Other Investments

From time to time, we may purchase cooling facilities, freezer buildings, packinghouses, silos, storage facilities, greenhouses and similar property improvements to rent to independent or corporate farming operations. We may also build these types of buildings on property that we purchase if there is sufficient business to make this worthwhile; however, we do not expect these to be a material portion of our assets.

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

Our Adviser will continually review our investment activity and the composition of our portfolio to ensure that the character of our investments will not cause us to be deemed an “investment” company,” as defined in the Investment Act of 1940. Our working capital and other reserves will be invested in permitted temporary investments. Our Adviser will evaluate the relative risks and rates of return, our cash needs and other appropriate considerations when making short-term investments on our behalf. Such temporary investments may have rates of return that are less or greater than we could obtain from real estate investments.

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

Our Adviser and Administrator

We are externally managed by our Adviser, which was incorporated in 2002. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We entered into an amended and restated Advisory Agreement with our Adviser (the “Amended Advisory Agreement”), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time.

Our Administrator employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president) and their respective staffs and provides administrative services to us under the amended and restated Administration Agreement (the “Amended Administration Agreement”).

David Gladstone, our chairman, chief executive officer, president and largest stockholder, is also the chairman, chief executive officer and the controlling stockholder of our Adviser and our Administrator. Terry Lee Brubaker, our vice chairman and chief operating officer and a member of our Board of Directors, also serves in the same capacities for our Adviser and Administrator.

Our Adviser maintains an investment committee that evaluates each of our investments. This investment committee is currently comprised of Messrs. Gladstone and Brubaker. We believe that the review process of our Adviser’s investment committee gives us a unique competitive advantage over other agricultural real estate companies because of the substantial experience that the members possess and their unique perspective in evaluating the blend of corporate credit, real estate and lease terms that collectively combine to provide an acceptable risk for our investments.

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

Incentive Fee

Pursuant to the Amended Advisory Agreement, we also pay an additional quarterly incentive fee based on funds from operations (“FFO”). For purposes of calculating the incentive fee, our FFO, before giving effect to any incentive fee (our “Pre-Incentive Fee FFO”) will include any realized capital gains or losses, less any distributions paid on preferred stock we may issue, but will not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our Pre-Incentive Fee FFO for a particular calendar quarter exceeds a hurdle rate of 1.75% (7% annualized) of our total stockholders’ equity at the end of the quarter. We pay our Adviser an incentive fee with respect to our Pre-Incentive Fee FFO quarterly, as follows:

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

As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses is now generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements. This change in methodology resulted in an increase in the fee we paid to our Administrator of approximately 137% for the six months ended December 31, 2014, as compared to the first six months of fiscal year 2014 and an increase of 135% for the six months ended June 30, 2015, as compared to the respective prior-year period. Management believes that the new methodology of allocating the Administrator’s total expenses by approximate percentages of time services were performed more accurately approximates the fees incurred for the actual services performed.

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

As of December 31, 2015, our Adviser and our Administrator, collectively, had 66 full-time employees. A breakdown thereof is summarized by functional area in the table below:

Number of Individuals	Functional Area
11	Executive Management
38	Investment Management, Portfolio Management and Due Diligence
17	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

Competition

Competition to our efforts to acquire farmland can come from many different entities. Developers, municipalities, individual farmers, agriculture corporations, institutional investors and others compete for farmland acreage. Investment firms that we might compete directly against could include agricultural investment firms, such as Hancock Agricultural Investment Group, Prudential Agricultural Investments and UBS Agrivest, LLC. These firms engage in the acquisition, asset management, valuation and disposition of farmland properties. Further competition may also come from other publicly-traded agricultural REITs, such as American Farmland Company and Farmland Partners, Inc. In addition to competition for direct investment in farmland we also expect to compete for mortgages with many local and national banks, such as Rabobank, N.A., Bank of America, N.A., Wells Fargo Foothill, Inc., and others.

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

Tenants

We rent our properties to 33 different independent and corporate farming operations, all of which are unrelated to us. 2 of our 38 leases currently in place are with Dole Food Company (“Dole”) and expire in 2020. These two leases represented approximately 24.8% of our rental revenue for the year ended December 31, 2015, down from 40.4% for the prior-year period. In addition, a separate tenant accounted for approximately $1.3 million, or 10.7% of the total rental revenue recorded during the year ended December 31, 2015. We expect that our tenant base will become more diversified in the future as we acquire more farmland.

Available Information

Copies of each of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments, if any, to those reports filed or furnished with the Securities and Exchange Commission, or the SEC, pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.GladstoneLand.com. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Land Corporation, 1521 Westbranch Drive, Suite 100, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.SEC.gov.

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

2 of our 38 current leases, representing approximately 24.8% of our rental revenue for the year ended December 31, 2015, are with Dole and expire in 2020. If Dole fails to make rental payments, elects to terminate its leases prior to or upon their expiration or does not renew its lease, and we cannot re-lease the land on satisfactory terms, or if Dole were to experience financial problems or declare bankruptcy, it could have a material adverse effect on our financial performance and our ability to make dividend payments to our stockholders.

Our real estate portfolio is concentrated in a limited number of properties and states, which subjects us to an increased risk of significant loss if any property declines in value, if we are unable to lease a property or adverse weather, economic or regulatory changes or developments in the markets in which our properties are located.

We currently own 43 farms located in 6 different states across the U.S. that are leased to 33 separate independent and corporate farming operations, all of which are unrelated to us. One consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of leases or a significant decline in the value of any single property. In addition, while we do not intend to invest more than 25% of our total assets in a particular property at the time of investment, it is possible that, as the values of our properties change, one property may comprise a significant percentage of the value of our total assets. Lack of diversification and investment concentration will increase the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Since our current real estate profile is concentrated across only six states, we are also currently subject to the any adverse change in the political or regulatory climate in those states or specific counties where our properties are located that could adversely affect our real estate portfolio and our ability to lease properties. Finally, the geographic concentration of our portfolio could cause us to be more susceptible to adverse weather, economic or regulatory changes or developments in the markets in which our properties are located than if we owned a more geographically-diverse portfolio, which could materially and adversely affect the value of our farms and our ability to lease our farms on favorable terms or at all.

We may not be successful in identifying and consummating additional suitable acquisitions that meet our investment criteria, which may impede our growth and negatively affect our results of operations.

We continue to actively seek and evaluate other farm properties for potential purchase, but there is no guarantee that we will be able to continue to find and acquire properties that meet our investment criteria. We expect that a significant number of our future tenants will be independent farming operations, about which there is generally little or no publicly available operating and financial information. As a result, we will rely on our Adviser to perform due diligence investigations of these tenants, their operations and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations. As a result, it is possible that we could lease properties to tenants or make mortgage loans to borrowers that ultimately are unable to pay rent or interest to us, which could adversely impact the amount available for distributions.

Investments in development farmland may have inherent risks, including those relating to the longer period between development and commercial productivity for certain permanent crop development farms, the cost of development, profitability of newly-developed farms, higher ongoing costs and delayed development, all of which could adversely impact our results of operations and cash flow.

We have recently invested in the development of one of our properties into an almond orchard. Such investment, and any future investments in property developments, involves risks that are different and, in most cases, greater than the risks associated with our acquisition of fully-developed and commercially-productive farms. In addition to the risks associated with real estate investments in general, as described elsewhere, the risks associated with our development farms include, among other things:

•	significant time lag between commencement of development and commercial productivity for permanent crop development farms subjects us to greater risks due to fluctuations in the general economy and adverse weather conditions;

•	expenditure of money and time on development that may not be completed;

•	inability to achieve rental rents per acre at newly-developed farms to make the properties profitable;

•	higher than estimated costs, including labor and planting, irrigation or other related costs;

•	possible delay in development due to a number of factors, including weather, labor disruptions, regulatory approvals, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods).

Additionally, the time frame required for development and for the farms to become commercially productive means that we may not be able to lease the farms and, in turn, generate revenue with respect to such farms for several years. If any of the above events occur, the development of such farms may hinder our growth and have a material adverse effect on our results of operations and cash flow. In addition, new development farms, regardless of whether or not they are ultimately productive, typically require substantial time and attention from management.

We currently lease many of our properties to medium-sized, independent farming operations and agricultural businesses, which may have limited financial and personnel resources and, therefore, may be less stable than larger companies, which could impact our ability to generate rental revenue.

We expect to lease a significant number of our properties to medium-sized farming operations and related agricultural businesses, which will expose us to a number of unique risks related to these entities. For example, medium-sized agricultural businesses may be more likely than larger farming operations to have difficulty making lease payments when they experience adverse events. They also tend to experience significant fluctuations in their operating results and to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our target tenants may face intense competition, including competition from companies with greater financial resources, which could lead to price pressure on crops that could lower our tenants’ income.

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

For our properties that are farmed for annual row crops, we intend to primarily enter into leases with independent and corporate farming operations having terms ranging from 3 to 10 years. As a result, we will be required to frequently re-lease our properties upon the expiration of our leases. This will subject our business to near term fluctuations in market rental rates, and we will be more susceptible to declines in market rental rates than we would be if we were to enter into longer term leases. As a result, any decreases in the prevailing market rental rates in the geographic areas in which we own properties could have a material adverse effect on our results of operations and cash available for distribution to stockholders.

Our investments in properties with long-term leases, such as properties farmed for permanent crops, could expose us to various risks, including interest rate risk and the risk of being unable to take advantage of prevailing market rates, which could have a material adverse effect on our results of operations and cash available for distribution to stockholders.

Currently, 19 of our 38 leases have original terms in excess of five years. In the future, we may continue to enter into long-term leases in which the rental rate is generally fixed, subject to annual rent escalations or market reset periods. Annual rent escalations may be a fixed amount each year or be variable based on standard cost of living or inflation indices. In addition, some long-term leases may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect current market rents. If, in the future, we receive a significant portion of our revenues under long-term leases in which the rental rate is generally fixed, subject to annual rent escalations, we would be subject to interest rate risk in the event interest rates rise at a greater rate than any potential annual rent escalations. In addition, by entering into long-term leases, we would be subject to the risk that we would not be able to increase our rental rates if prevailing land values or rental rates have increased. Any inability to take advantage of increases in prevailing land values or rental rates could have a material adverse effect on our results of operations and cash available for distribution to stockholders.

Our investments in properties with leases with variable rent based on the success of the tenant’s harvest means that a portion of our cash flow is exposed to various risks, including risks related to declining crop prices and lower-than-average crop production, which could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders.

Currently, 1 of our 43 farms is subject to a variable rent lease that is based on the success of the tenant’s harvest each year; however, it also includes a guarantee of a minimum amount of rental income that satisfies our investment return criteria. While we do not expect variable rent leases based on crop harvest to make up a significant portion of our overall leased portfolio, we intend to enter into additional variable rent leases. We anticipate that each variable rent lease will have a floor that guarantees a minimum amount of rental income that satisfies our investment return criteria; however, such leases will still be impacted by factors related to the success of the tenant’s harvest, including, but not limited to, declining crop prices and lower-than-average crop production, that may result in us receiving less rent than anticipated or projected when entering into such leases. A reduction in the rent we receive could have a material adverse effect on our cash flow and ability to make distributions to our stockholders.

Our investments in farmland used for permanent crops have a higher risk profile than farmland used for annual row crops.

Currently, 11 of our 43 farms are used for permanent crops, and, in the future, we may add to our investments in farmland used for permanent crops, as opposed to annual row crops. Permanent crops have plant structures (such as trees, vines or bushes) that produce yearly crops without being replanted. Examples include oranges, apples, almonds and grapes. Permanent crops involve more risk than annual row crops because permanent crops require more time and capital to plant. As a result, permanent crops are more expensive to replace and more susceptible to disease and poor weather. If a farmer loses a permanent crop to drought, flooding, fire or disease, there would generally be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit.

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

The current drought in California, while affecting a majority of the state, has yet to adversely impact the regions where our properties are located. Further, certain of our properties are reliant upon groundwater, as they are not located within any state or federal water districts and, thus, are not limited by any government-regulated restrictions. However, if the severity of the drought were to continue, it could have a materially adverse impact on our farming operations on our properties in these regions.

Fresh produce is also vulnerable to crop disease, pests and other contaminants. Damages to tenants’ crops from crop disease and pests may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. The costs to control these infestations vary depending on the severity of the damage and the extent of the plantings affected. These infestations can increase costs and decrease revenues of our tenants. Tenants may also incur losses from product recalls due to other contaminants that may cause food borne illness. It is difficult to predict the occurrence or severity of such product recalls as well as the impact of these upon our tenants. Although we do not expect that a significant portion our rental payments will be based on the quality of our tenants’ harvests, any of these factors could have a material adverse effect on our tenants’ ability to pay rent to us, which in turn could have a material adverse effect on our ability to make distributions to our stockholders.

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

We may not be able to raise sufficient capital or borrow money in sufficient amounts or on sufficiently favorable terms necessary to attain the optimal degree of leverage to operate our business, which may have an adverse effect on our operations and ability to pay distributions.

Our ability to raise additional capital in the markets may be limited due to market conditions and applicable SEC regulations. Our business and acquisition strategies rely heavily on borrowing funds, so that we may make more investments than would otherwise be possible to maximize potential returns to stockholders. We may borrow on a secured or unsecured basis. Our articles of incorporation and bylaws do not impose any limitation on our borrowing. Our ability to achieve our investment objectives will be affected by our ability to borrow money in sufficient amounts and on favorable terms, which may result in us becoming highly leveraged. We expect that we will borrow money that will be secured by our properties and that these financing arrangements will contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, any credit facility we might enter into is likely to contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, and will specify debt ratios that we will be required to maintain. Accordingly, we may be unable to obtain the degree of leverage that we believe to be optimal, which may cause us to have less cash for distributions to stockholders. Our use of leverage could also make us more vulnerable to a downturn in our business or the economy generally and a significant increase in the ratio of our indebtedness to our assets may have an adverse effect on the market price of our common stock.

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

We currently have various borrowing facilities in place that are secured by certain of our farms. As of December 31, 2015, our total borrowings of $142.7 million, which had a blended annual stated interest rate before interest patronage, or refunded interest, of 3.2%, were secured by all 43 of our farms. If we are unable to make our debt payments as required, either under our current credit facilities or any future facilities, a lender could foreclose on certain of the properties securing its loan. This could cause us to lose part or all of our investment in the property, which in turn could cause the value of our common stock or the distributions to our stockholders to be reduced.

We face a risk from the fact that certain of our properties are cross-collateralized.

As of December 31, 2015, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note. Such a default may adversely affect our financial condition, results of operations and ability to pay distributions to our stockholders.

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

Our Adviser manages our real estate portfolio and locates, evaluates, recommends and negotiates the acquisition of our real estate investments and mortgage loans. At the same time, our Amended Advisory Agreement permits our Adviser to conduct other commercial activities and to provide management and advisory services to other entities, including, but not limited to, Gladstone Capital, Gladstone Commercial and Gladstone Investment, each of which is affiliated with us. Each of our executive officers are also executive officers of Gladstone Commercial, which actively makes real estate investments, and each of our executive officers, other than Messrs. Beckhorn and Parrish, and each of our directors are also executive officers and directors, as applicable, of Gladstone Capital and Gladstone Investment, which actively make loans to and invest in small- and medium-sized companies. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business and that of Gladstone Commercial, Gladstone Investment or Gladstone Capital, which may arise primarily from the involvement of our Adviser, Gladstone Capital, Gladstone Commercial, Gladstone Investment and their affiliates in other activities that may conflict with our business. Examples of these potential conflicts include:

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

There are provisions in our articles of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example:

•	Our articles of incorporation prohibit ownership of more than 3.3% of the outstanding shares of our capital stock by one person, except for certain qualified institutional investors, which are limited to holding 9.8% of our common stock. Currently, our chairman, chief executive officer and president, David Gladstone, owns approximately 19.3% of our common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owns approximately 6.7% of our common stock, in each case pursuant to an exception approved by our Board of Directors and in compliance with our articles of incorporation. In addition, the David and Lorna Gladstone Foundation, of which David Gladstone is the CEO and Chairman, owns 2.2% of our common stock. The ownership restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.

•	Our Board is divided into three classes, with the term of the directors in each class expiring every third year. At each annual meeting of stockholders, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. After election, a director may only be removed by our stockholders for cause. Election of directors for staggered terms with limited rights to remove directors makes it more difficult for a hostile bidder to acquire control of us. The existence of this provision may negatively impact the price of our securities and may discourage third-party bids to acquire our securities. This provision may reduce any premiums paid to stockholders in a change in control transaction.

•	The Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within one of three increasing ranges of voting power. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the articles of incorporation or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our common stock by David Gladstone or any of his affiliates. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than Mr. Gladstone or any of his affiliates.

•	Certain provisions of Maryland law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10% or more of the voting power of our common stock, referred to as an “interested stockholder;”

•	an affiliate of ours who, at any time within the two-year period prior to the date in question, was an interested stockholder; or

•	an affiliate of an interested stockholder.

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

In particular, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities other than government securities, securities of TRSs and qualified real estate assets generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets other than government securities, securities of TRSs and qualified real estate assets can consist of the securities of any one issuer, and no more than 25% (or 20% beginning with our taxable year commencing January 1, 2018) of the value of our total assets can be represented by securities of one or more TRSs.

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

To qualify as a REIT, we were required to distribute our non-REIT earnings and profits accumulated before the effective date of our REIT election. As of December 31, 2013, we estimated that our non-REIT accumulated earnings and profits were approximately $9.6 million, which included approximately $4.0 million of net earnings and profits associated with a deferred intercompany gain resulting from land transfers in prior years. We believe that we distributed all non-REIT earnings and profits, including the profits associated with the deferred intercompany gain, to stockholders prior to December 31, 2013; however, we can provide no assurances that our determination of our non-REIT earnings and profits at that time was accurate. If we did not distribute all of our non-REIT earnings and profits prior to December 31, 2013, then we would not have qualified to be taxed as a REIT for our taxable year ended December 31, 2013, or subsequent taxable years.

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

In order to maintain our qualification as a REIT, no more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year, beginning with the second year after our election to be treated as a REIT. In order to facilitate compliance with this requirement, our articles of incorporation prohibit any individual from owning more than 3.3% in value of our outstanding stock. Pursuant to an exception from this limit approved by our Board of Directors, as of December 31, 2015, David Gladstone owned approximately 19.3% of our outstanding common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owned approximately 6.7% of our outstanding common stock. For purposes of the REIT stock ownership diversification requirements, the shares owned by the Gladstone Future Trust are attributed to Mr. Gladstone, resulting in Mr. Gladstone having an aggregate beneficial ownership of 26.0% of our outstanding common stock. Our Board of Directors may also reduce the 3.3% ownership limitation if it determines that doing so is necessary in order for us to maintain our qualification for REIT treatment. However, such a reduction would not be effective for any stockholder who beneficially owns more than the reduced ownership limit.

We believe that we have satisfied the ownership diversification requirements during the last half of our taxable year ended December 31, 2015. However, if, at any point in time during the last half of a future taxable year, we are unable to comply with this requirement, we could fail to maintain our qualification as a REIT, which could require us to pay taxes and negatively impact our cash available for future distribution.

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

We have elected to treat Gladstone Land Advisers, Inc., a wholly-owned subsidiary of our Operating Partnership, as a TRS. We may also form other TRSs as part of our overall business strategy. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (or 20% beginning with our taxable year commencing January 1, 2018) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Our TRSs will pay federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. We anticipate that the aggregate value of any TRS stock and securities owned by us will be less than 25% (or 20% beginning with our taxable year commencing January 1, 2018) of the value of our total assets, including the TRS stock and securities. We will evaluate all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax. There can be no assurance, however, that we will be able to comply with the 25% (or 20% beginning with our taxable year commencing January 1, 2018) limitation or to avoid application of the 100% excise tax.

Recent tax legislation impacts certain U.S. federal income tax rules applicable to REITs and could adversely affect our current tax positions.

The recently enacted Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) contains changes to certain aspects of the U.S. federal income tax rules applicable to us. The PATH Act is the most recent example of changes to the REIT rules, and additional legislative changes may occur that could adversely affect our current tax positions. The PATH Act modifies various rules that apply to our ownership of, and business relationship with, our TRSs and reduces the maximum allowable value of our assets attributable to TRSs from 25% to 20%, which could impact our ability to enter into future investments. The PATH Act makes permanent the reduction of the recognition period (from ten years to five years) during which an entity that converted from a corporation to a REIT or was acquired by a REIT is subject to a corporate-level tax on built-in gains recognized during such period, which could influence the types of investments we enter into in the future. The PATH Act also makes multiple changes related to the Foreign Investment in Real Property Tax Act, expands prohibited transaction safe harbors and qualifying hedges and repeals the preferential dividend rule for public REITs previously applicable to us. Lastly, the PATH Act adjusts the way we may calculate certain earnings and profits calculations to avoid double taxation at the stockholder level and expands the types of qualifying assets and income for purposes of the REIT requirements. The provisions enacted by the PATH Act could result in changes in our tax positions or investments, and future legislative changes related to those rules described above could have a materially adverse impact on our results of operations and financial condition.

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

All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about the 43 farms we owned as of December 31, 2015.

Property Name	Location	Date Acquired	Number of Farms	Total Acres	Farm Acres	Lease Expiration Date		Net Cost Basis(1)	Encumbrances
San Andreas	Watsonville, CA	6/16/1997	1	307	238	12/31/2020		$4,786,649	$4,677,258
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	6/30/2020		12,198,297	23,796,549
West Beach	Watsonville, CA	1/3/2011	3	196	195	12/31/2023		9,299,418	4,556,294
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	10/31/2020		2,684,346	1,509,625
Keysville Road	Plant City, FL	10/26/2011	2	59	56	6/30/2020		1,240,565	897,600
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	6/14/2018		3,957,326	2,640,000
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	6/30/2017		3,943,865	2,522,250
38th Avenue	Covert, MI	4/5/2013	1	119	89	4/4/2020		1,274,852	720,943
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	5/31/2028		3,109,843	1,666,610
Natividad Road	Salinas, CA	10/21/2013	1	166	166	10/31/2024		8,421,700	3,763,311
20th Avenue	South Haven, MI	11/5/2013	3	151	94	11/4/2018		1,890,436	1,075,232
Broadway Road	Moorpark, CA	12/16/2013	1	60	46	12/15/2023		2,880,849	1,612,848
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	12/31/2023		13,917,561	7,526,622
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	2/29/2024		7,875,996	3,602,026
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	9/30/2024		2,423,608	1,451,563
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	9/30/2022		5,777,020	3,171,933
McIntosh Road	Dover, FL	6/20/2014	2	94	78	6/30/2017	(2)	2,476,569	1,519,620
Naumann Road	Oxnard, CA	7/23/2014	1	68	66	7/31/2017		6,782,572	3,704,173
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	10/31/2024		6,822,097	3,118,172
Wauchula Road	Duette, FL	9/29/2014	1	808	590	9/30/2024		13,771,697	7,742,812
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	7/31/2017		24,242,056	13,440,396
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	11/3/2017		6,061,157	3,675,000
Espinosa Road	Salinas, CA	1/5/2015	1	331	329	10/31/2016		16,541,996	10,178,000
Parrish Road	Duette, FL	3/10/2015	1	419	211	6/30/2025		4,283,210	2,374,680
Immokalee Exchange	Immokalee, FL	6/25/2015	2	2,678	1,644	6/30/2020		15,644,287	9,360,000
Holt County	Stuart, NE	8/20/2015	1	1,276	1,052	12/31/2018		5,478,661	3,301,000
Rock County	Bassett, NE	8/20/2015	1	1,283	1,049	12/31/2018		5,473,099	3,301,000
Bear Mountain	Arvin, CA	9/3/2015	3	854	841	1/9/2031		19,384,361	8,176,640
Corbitt Road	Immokalee, FL	11/2/2015	1	691	390	12/31/2021		3,820,031	3,760,000
Reagan Road	Willcox, AZ	12/22/2015	1	1,239	875	12/31/2025		5,732,435	3,891,000

			43	16,810	13,022			$222,196,559	$142,733,157

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Includes Total real estate, net and Lease intangibles, net; plus net above-market lease values included in Other assets; and less net below-market lease values, deferred revenue and unamortized tenant improvements included in Other liabilities, each as shown on the accompanying Consolidated Balance Sheet.
(2)	There are two leases in place on this property, one originally scheduled to expire on June 30, 2016, which lease was renewed subsequent to December 31, 2015 (see Note 10, “Subsequent Events”), and the other scheduled to expire on June 30, 2017.

The following table summarizes the future lease expirations by year for our properties as of December 31, 2015:

Year	Number of Expiring Leases	Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Year Ended December 31, 2015	% of Total Rental Revenue
2016(1)	4	368	2.2%	$816,811	6.9%
2017	8	647	3.9%	2,160,141	18.2%
2018	5	2,929	17.4%	581,084	4.9%
2019	0	0	0.0%	—	0.0%
2020	6	3,888	23.1%	3,763,641	31.6%
2021	2	691	4.1%	29,970	0.2%
Thereafter	13	8,287	49.3%	4,536,444	38.2%

Totals	38	16,810	100.0%	$11,888,091	100.0%

(1)	Includes a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis, for which we recorded $32,064 of rental revenue during the year ended December 31, 2015, and a residential lease on one of our properties that is not expected to be renewed upon its expiration in 2016 and for which no rental revenue was recorded during the year ended December 31, 2015. In addition, one of the agricultural leases originally set to expire in 2016 was renewed subsequent to December 31, 2015. See Note 10, “Subsequent Events,” for further discussion on this lease renewal.

The following table summarizes the geographic locations of our properties with leases in place as of December 31, 2015:

	As of and For the Year Ended December 31, 2015
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California	18	3,576	21.3%	$7,754,945	65.2%
Florida	13	5,092	30.3%	2,166,660	18.2%
Oregon	4	2,313	13.8%	1,168,725	9.8%
Arizona	2	3,000	17.8%	338,446	2.9%
Michigan	4	270	1.6%	247,407	2.1%
Nebraska	2	2,559	15.2%	211,908	1.8%

	43	16,810	100.0%	$11,888,091	100.0%

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Price Range		Distributions per
Period	Low	High	Common Share
2013: Q1(1)	$14.00	$15.83	$0.08
Q2	15.00	18.74	0.36
Q3	14.99	17.45	0.36
Q4	15.48	17.40	0.69	(2)
2014: Q1	$11.75	$16.17	$0.09
Q2	10.78	14.50	0.09
Q3	11.56	13.87	0.09
Q4	8.89	12.27	0.09
2015: Q1	$9.95	$12.28	$0.11
Q2	10.25	12.39	0.12
Q3	8.96	11.10	0.12
Q4	8.20	9.71	0.12

(1)	From January 29, 2013, through March 31, 2013.
(2)	Includes a one-time distribution of $ 0.33 per share representing the final distribution of our remaining accumulated earnings and profits from prior years.

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

As of February 3, 2016, there were 5,156 beneficial owners of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011 is derived from our audited and, where noted, unaudited consolidated financial statements and from internal records. The data should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this report.

	As of and For the Years Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Real estate, at net cost(1)	$222,196,559	$144,575,239	$75,476,360	$37,298,988	$30,326,780
Total assets	$229,738,247	$151,702,624	$93,673,464	$40,985,848	$32,768,277
Aggregate borrowings(2)	$142,733,157	$86,417,361	$43,154,165	$30,817,880	$24,133,000
Total stockholders’ equity	$78,006,719	$59,969,328	$48,511,992	$8,136,726	$7,536,353
Total common shares outstanding	9,992,941	7,753,717	6,530,264	2,750,000	2,750,000
Operating Data:
Total operating revenues	$11,901,461	$7,184,922	$4,038,138	$3,390,594	$2,964,082
Operating income	$4,568,781	$1,599,972	$1,357,453	$1,901,615	$1,282,828
Net income (loss)	$568,545	$(125,133)	$(1,224,683)	$600,373	$6,219
Funds from operations(3)	$3,667,554	$1,610,511	$(502,228)	$1,074,853	$511,787
Adjusted funds from operations(4)	$3,440,196	$1,712,697	$998,104	$1,566,508	$769,432
Share and Per-Share Data:
Weighted average common shares outstanding – basic and diluted	8,639,397	6,852,917	6,214,557	2,750,000	2,750,000
Earnings (loss) per weighted average common share – basic and diluted	$0.07	$(0.02)	$(0.20)	$0.22	$0.00
Funds from operations – basic and diluted(3)	$0.42	$0.24	$(0.08)	$0.39	$0.19
Adjusted funds from operations – basic and diluted(4)	$0.40	$0.25	$0.16	$0.57	$0.28
Distributions per common share(5)	$0.465	$0.36	$1.49	$—	$0.37
Supplemental Data:
Cash flows from operations	$4,753,835	$3,543,622	$(460,353)	$1,137,777	$1,898,093
Number of farms owned(6)	43	32	21	12	8
Gross acreage owned(6)	16,810	8,039	6,000	1,630	1,287
Occupancy rate(6)	100%	100%	100%	100%	100%
Fair value of farmland portfolio(6)(7)	$285,315,980	$192,952,933	$115,977,120	$75,459,000	$66,080,073
Net asset value per share(6)(7)	$14.20	$13.94	$13.51	$16.82	$15.74

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Includes Total real estate, net and Lease intangibles, net; plus net above-market lease values included in Other assets; and less net below-market lease values, deferred revenue and unamortized tenant improvements included in Other liabilities, each as shown on the accompanying Consolidated Balance Sheets.
(2)	Representative of all borrowings (short- and long-term), including mortgage notes and bonds payable and borrowings under our line of credit.
(3)	Funds from operations is a term developed by the National Association of Real Estate Investment Trusts and is defined below.
(4)	Adjusted funds from operations is defined below.
(5)	2013 distributions include a one-time declaration to distribute the final amount of remaining earnings and profits from prior years.
(6)	Unaudited.
(7)	As presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Asset Value.”

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

We calculate CFFO by adjusting FFO for the following items:

•	Acquisition-related expenses. Acquisition-related expenses (i.e., due diligence costs) are incurred for investment purposes and do not correlate with the ongoing operations of our existing portfolio. Further, due to the inconsistency in which these costs are incurred and how they are treated for accounting purposes, we believe the exclusion of these expenses improves comparability of our results on a period-to-period basis.

•	Acquisition-related accounting fees. Certain auditing and accounting fees we incur are directly related to acquisitions and vary depending on the number and complexity of acquisitions completed during a period. Due to the inconsistency in which these costs are incurred, we believe the exclusion of these expenses improves comparability of our results on a period-to-period basis. We modified our definition of AFFO to include an adjustment for these costs beginning with the three months ended March 31, 2015, and will apply the same modified definition of AFFO for all prior-year periods presented to provide consistency and better comparability.

•	Income tax provision. As a REIT, we generally will not be subject to federal income taxes on amounts distributed to our stockholders, provided we meet certain conditions. As such, we believe it is beneficial for investors to view our results of operations excluding the impact of income taxes.

•	Other adjustments. We will adjust for certain non-recurring charges and receipts and will explain such adjustments accordingly.

Further, we calculate AFFO by adjusting CFFO for the following items:

•	Cash rent adjustment. This adjustment removes the effects of straight-lining rental income, as well as the amortization related to above- and below-market lease values and tenant improvements, resulting in rental income reflected on a modified accrual cash basis. In addition to these adjustments, beginning with the three months ended June 30, 2015, we modified our calculation in our definition of AFFO to provide greater consistency and comparability due to the period-to-period volatility in which cash rents are received. To coincide with our tenants’ harvest seasons, our leases typically provide for cash rents to be paid at various points throughout the lease year, such as annually or semi-annually. As a result, cash rents received during a particular period may not necessarily be comparable to other periods and do not represent the cash rents indicative of a given lease year. Therefore, we have adjusted AFFO to normalize the cash rent received pertaining to a lease year over that respective lease year on a straight-line basis. We will apply the same modified definition of AFFO for all prior-year periods presented to provide consistency and better comparability.

•	Amortization of deferred financing costs. The amortization of costs incurred to obtain financing is excluded from AFFO, as it is a non-cash expense item.

The following table provides a reconciliation of our FFO, CFFO and AFFO for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 to the most directly-comparable GAAP measure, net income (loss), and a computation of basic and diluted FFO, CFFO and AFFO per weighted-average share of common stock:

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Net income (loss) available to common stockholders	$568,545	$(125,133)	$(1,224,683)	$600,373	$6,219
Plus: Real estate and intangible depreciation and amortization	3,113,492	1,735,644	722,455	474,480	505,568
Less: Gains on sale of real estate	(14,483)	—	—	—	—

FFO available to common stockholders	3,667,554	1,610,511	(502,228)	1,074,853	511,787

Plus: Acquisition-related expenses	467,048	520,352	153,725	153,494	63,489
Plus: Acquisition-related accounting fees	90,040	151,250	75,250	16,000	—
Plus: Income tax provision	—	26,502	1,519,730	300,319	7,511
(Minus) plus: Other one-time (receipts) charges, net(1)	(408,172)	(173,275)	—	—	—

CFFO available to common stockholders	3,816,470	2,135,340	1,246,477	1,544,666	582,787

Net adjustment for cash rents(2)	(483,080)	(475,929)	(278,397)	(37,630)	160,277
Plus: Amortization of deferred financing costs	106,806	53,286	30,024	59,472	26,368

AFFO available to common stockholders	$3,440,196	$1,712,697	$998,104	$1,566,508	$769,432

Weighted average common shares outstanding – basic & diluted	8,639,397	6,852,917	6,214,557	2,750,000	2,750,000

FFO per weighted average common share – basic and diluted	$0.42	$0.24	$(0.08)	$0.39	$0.19

CFFO per weighted average common share – basic and diluted	$0.44	$0.31	$0.20	$0.56	$0.21

AFFO per weighted average common share – basic and diluted	$0.40	$0.25	$0.16	$0.57	$0.28

(1)	2015 adjustments consist of the removal of (i) a credit we received from our Advisor related to a new property acquisition, (ii) insurance proceeds received related to the fire on the cooler on West Gonzales, and (iii) repairs incurred as a result of the fire that were expensed during the year. 2014 adjustments consist of the removal of (i) insurance proceeds received related to the fire on the cooler on West Gonzales and (ii) repairs incurred as a result of the fire that were expensed during the year.
(2)	Using our previous definition of AFFO, the net adjustment for cash rents for the years ended December 31, 2014, 2013, 2012 and 2011 would have been an increase (decrease) of $1,089,057, ($7,320), ($296,801) and $441,539, respectively.

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

OVERVIEW

General

We are an externally-managed real estate investment trust (“REIT”) that is engaged primarily in the business of owning and leasing farmland; we are not a grower, nor do we farm the properties we own. We currently own 43 farms comprised of 16,810 acres across six states in the U.S. (Arizona, California, Florida, Michigan, Nebraska and Oregon), as well as three cooling facilities and one box barn. These properties and facilities are leased to 33 different, unrelated tenants that are either independent or corporate farming operations. We intend to acquire more farmland in these and other states in our regions of focus that is already or will be leased to farmers, and we expect that most of our future tenants will also be independent or corporate farming operations that are unrelated to us. We also expect to acquire more property related to farming, such as cooling facilities, freezer buildings, packinghouses, box barns, silos, storage facilities, greenhouses, processing plants and distribution centers. We generally lease our properties on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs (including drought insurance if we were to acquire properties that depend upon rainwater for irrigation), maintenance and other operating costs. We may also elect to sell farmland at certain times, such as when the land could be developed by others for urban or suburban uses.

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

We intend to continue to lease our farm properties to independent or corporate farming operations that sell their products through national corporate marketers-distributors. We expect to continue to earn rental and interest income from our investments.

Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”) provides administrative services to us pursuant to an administration agreement. Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits and general expenses.

Objectives and Strategies

Our principal business objective is to maximize stockholder returns through a combination of: (i) monthly cash distributions to our stockholders, which we hope to sustain and increase through long-term growth in cash flows from increased rents; (ii) appreciation of our land; and (iii) capital gains derived from the sale of our properties. Our primary strategy to achieve our business objective is to invest in a diversified portfolio of triple-net leased farmland and properties related to farming operations.

We expect that most of our future tenants will continue to be independent or corporate farming operations that are unrelated to us, and we intend to continue to lease our properties under triple-net leases. We are actively seeking and evaluating other farm properties for potential purchase; however, all potential acquisitions will be subject to due diligence procedures, and there can be no assurance that we will be successful in identifying or acquiring additional properties in the future.

Leases

Most of our agricultural leases are on a triple-net basis and have original terms ranging from 3 to 10 years for properties growing annual row crops and 5 to 15 years for properties growing permanent crops, often with options to extend the lease further. Rent is generally payable to us on either an annual or semi-annual basis, with one-half due at the beginning of the year and the second half due later in the year. Further, most of our leases contain provisions that provide for annual increases in the rental amounts payable by the tenants, often referred to as escalation clauses. The escalation clauses may specify fixed dollar amount or percentage increases each year, or it may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect current market rents. We also have one lease that includes variable rent based on the success of the harvest each year. In this agreement and any further agreements we enter into of this type, we will generally require the lease to include the guarantee of a minimum amount of rental income that satisfies our investment return criteria. Currently, our 43 farms are leased under agricultural leases with original terms ranging from 3 to 15 years, with 27 farms leased on a pure triple-net basis, and 16 farms leased on a partial-net basis, with the landlord responsible for all or a portion of the related property taxes.

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

Lease Expirations

Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for renewal or extension. We had three agricultural leases that were originally due to expire in 2015, all of which were renewed or extended prior to their expiration. These leases were renewed or extended for periods ranging from two to five additional years at annualized, straight-line rental rates representing an average increase of 9.3% over the respective previous leases. In addition, we renewed two of our three agricultural leases that were originally scheduled to expire in 2016 for periods ranging from three to six additional years at annualized, straight-line rental rates representing an average increase of 25.2% over the respective previous leases. All of these leases were renewed or extended with the existing tenants, thus incurring no downtime on any of the farms. In aggregate, these properties accounted for approximately 3.5% of the total acreage owned as of December 31, 2015, and 14.8% of the total rental revenue recorded for the year ended December 31, 2015.

We have one remaining agricultural lease due to expire in 2016. We have begun negotiations with the existing tenant on the property, and we anticipate being able to renew the lease prior to its expiration. Further, given the current market conditions in the region where the farm is located, we expect to be able to renew the lease at a higher rental rate than that of the existing lease. However, there can be no assurance that we will be able to renew the lease at a rate favorable to us, if at all, or be able to find a replacement tenant, if necessary.

The following table summarizes the current lease expirations by year for the properties we held as of December 31, 2015:

Year	Number of Expiring Leases	Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Year Ended December 31, 2015	% of Total Rental Revenue
2016 (1)	3	331	2.0%	$802,036	6.7%
2017	8	647	3.9%	2,160,141	18.2%
2018	5	2,929	17.4%	581,084	4.9%
2019	1	37	0.2%	14,775	0.1%
2020	6	3,888	23.1%	3,763,641	31.7%
2021	2	691	4.1%	29,970	0.2%
Thereafter	13	8,287	49.3%	4,536,444	38.2%

Totals	38	16,810	100.0%	$11,888,091	100.0%

(1)	Includes a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis, for which we recorded $32,064 of rental revenue during the year ended December 31, 2015, and a residential lease on one of our properties that is not expected to be renewed upon its expiration in 2016 and for which no rental revenue was recorded during the year ended December 31, 2015.

Mortgages

We may also make loans to farmers for the purchase of farmland and other properties related to farming, not to exceed 5.0% of the fair value of our total assets, over time. These loans would be secured by mortgages on the underlying properties. In the event that we make any such loans, we expect that the typical mortgage would carry a fixed interest rate over a term of three to five years and would require interest-only payments with no amortization of the principal until maturity. We expect that the mortgage would be set up to have the senior claim on the property but would not require the owner to guarantee the mortgage personally. If we make mortgage loans, we intend to provide borrowers with a conditional put option giving them the right to sell the property to us at a predetermined fair market value, and we also may have a call option to buy the property from the borrower. To date, we have not identified any properties for which to make loans secured by properties.

Business Environment

Increasing global demand for natural foods has led to both steady and significant increases in farmland values across the majority of the U.S. over the past decade. According to the U.S. Department of Agriculture (the “USDA”), average per-acre values of U.S. farmland have more than doubled since 2009. Moreover, according to the National Council of Real Estate Investment Fiduciaries (“NCREIF”), the values of U.S. farmland have averaged returns of 10.4% in 2015 and 14.3% annually since 2001. These value increases are even higher for high-quality U.S. cropland (our current investment focus), partially in response to lifestyle shifts away from processed and frozen foods and towards fresh produce and other natural foods. During 2015, farmland values in parts of the Midwest declined slightly, driven by low grain prices, while regions including the west coast, mountain and southeast regions experienced total annual returns between 10.0% and 18.5%, according to NCREIF. We expect these three regions, which grow the vast majority of the U.S. fruits and vegetables, to continue to experience consistent appreciation and increased rental rates as per-capita income rises and a higher percentage of household income is dedicated towards food.

Domestic and global population growth is also a major driver behind the overall increased value and demand for farmland. According to the Food and Agriculture Organization of the United Nations, global population is expected to grow by 34% between 2009 and 2050. In contrast, over the same period, the area of arable land is projected to expand by only 5%, with the ongoing trend of rapid urbanization and conversion of farmland continuing at an accelerating pace. Quality farmland in the U.S. typically has a near-zero vacancy rate, compared to vacancy rates of over 13% for office space, according to a recent quarterly report released by CBRE Group, Inc. Further, according to the USDA, approximately 40% of all U.S. farm acreage is operated by non-owners, and we believe several factors exist, including steadily-increasing land prices, the increasing average age of farmers in the U.S. and expanding government crop insurance programs that encourage farmers to invest more in expanding their operations than in owning more farmland, that will influence growers toward renting versus owning their farmland. Given the trends currently driving increased demand for farmland, we do not believe vacancy rates for U.S. farmland will increase over the short- or long-term.

We believe that population growth and the rising demand for natural foods and, indirectly, U.S. farmland, which is drastically mismatched with the shrinking supply of farmland, will result in a strong increase in demand for our farms over the long-term, enabling us to consistently increase the rental rates on our farms. We also expect that the values of our farmland will increase at rates greater than that of inflation, helping to offset the impact of expected rising interest rates. However, while increased development and changing patterns of use are likely to increase the land values and rents in our portfolio, it could also result in upward pressure on prices for farms that we seek to acquire. We intend to mitigate this risk by continuing to seek out superior and diversified cropland across the U.S. and including annual escalations and market-rate adjustments to rental rates in our leases.

Recently, concerns over water rights and the overall availability of water have been an additional factor in the slowing of acreage increases of U.S. croplands in certain areas. Furthermore, in California, the recent drought has driven prices for farmland located in highly-desirable regions with water accessibility upwards and has forced many producers to either cut back on acres in production or move to less-desirable regions. Fortunately, the drought has had little impact on our farms, since all of our properties have their own water sources via wells which undergo thorough testing to ensure adequate depth, flow and crop coverage. Despite the impact of ongoing drought conditions, the weather in California over the past year has been favorable for growing fresh produce, particularly strawberries, as quality and yields have remained high. Moreover, major drought relief is already underway across much of California. The 2015 El Niño phase of the El Niño Southern Oscillation (“El Niño”) has brought significant rainfall and snow to California since December 2015 and is expected to continue to bring high amounts of precipitation to California through the spring of 2016. In Florida, fruit and vegetable production continues to remain strong as a result of good weather, excellent quality and lack of competition due to inconsistent production out of Mexico.

Further, in the unlikely event that our tenants begin to experience significant losses for weather or market-related reasons, a major mitigating factor available to them is the recently-enacted U.S. farm bill, the Agricultural Act of 2014 (the “Farm Bill”). In addition to increasing government subsidy amounts and improving existing crop insurance program for farmers, the Farm Bill has also expanded the emergency programs to provide significantly better coverage to such events as disaster and drought relief.

Recent Developments

Investment and Leasing Activity

Property Acquisitions

During the year ended December 31, 2015, we acquired 11 farms in 8 separate transactions, which are summarized in the table below:

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Cash Rent(1)
Espinosa Road(2)	Salinas, CA	1/5/2015	331	1	Strawberries	1.8 years	None	$16,905,500	$89,885	(3)	$778,342
Parrish Road	Duette, FL	3/10/2015	419	1	Strawberries	10.3 years	2 (5 years)	3,913,280	103,610	(3)	251,832
Immokalee Exchange	Immokalee, FL	6/25/2015	2,678	2	Misc. Vegetables	5.0 years	2 (5 years)	15,757,700	151,746	(3)	960,104
Holt County	Stuart, NE	8/20/2015	1,276	1	Misc. Vegetables	3.4 years	None	5,504,000	27,589	(3)	289,815
Rock County	Bassett, NE	8/20/2015	1,283	1	Misc. Vegetables	3.4 years	None	5,504,000	27,589	(3)	289,815
Bear Mountain	Arvin, CA	9/3/2015	854	3	Almonds(4)	15.4 years	1 (10 years)	18,922,500	119,128	(5)	828,608	(6)
Corbitt Road	Immokalee, FL	11/2/2015	691	1	Misc. Vegetables	6.1 years	1 (6 years)	3,760,000	74,857	(5)	226,938
Reagan Road	Willcox, AZ	12/22/2015	1,239	1	Corn	10.0 years	2 (5 years)	5,700,000	37,544	(5)	319,240

			8,771	11				$75,966,980	$631,948		$3,944,694

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease.
(2)	In connection with this acquisition, our Adviser earned a finder’s fee of $320,905, which fee was fully credited back to us by our Adviser during the three months ended March 31, 2015. See Note 4, “Related-Party Transactions” for further discussion on this fee.
(3)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $11,825 of direct leasing costs in connection with these acquisitions.
(4)	Property currently consists of open ground and old grape vineyards. However, we will be removing the existing vineyards and converting the property into an almond orchard, which development is expected to be completed by June 30, 2016.
(5)	Acquisition accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired.
(6)	Excludes rental payments expected to be received related to the revenue-sharing arrangement as stipulated in the lease.

We are also currently a party to purchase and sale agreements to acquire the following properties:

Date Entered Into	Gross Acres	State	Primary Crop(s)	Purchase Price		Expected Closing Date (Quarter Ending)
2/2/2016	453	CA	Pistachios	$15,470,000		June 30, 2016
2/17/2016	6,211	CO	Potatoes	25,884,991	(1)	March 31, 2016
	6,664			$41,354,991

(1)	Acquisition consists of four separate agreements. A portion of this purchase price is expected to be paid in OP Units.

Each of these prospective acquisitions is subject to our due diligence inspection process, and there can be no assurance that these acquisitions will be consummated by the times indicated above, on the terms currently anticipated, or at all.

Existing Properties

Since January 1, 2015, the following significant events occurred with regard to our already-existing properties:

•	Keysville Road. On February 9, 2015, we terminated the lease with the tenant occupying Keysville Road and, on February 10, 2015, entered into a lease with a new tenant to occupy the property. The new lease is scheduled to expire on June 30, 2020, and provides for rent escalations over its life, with minimum, annualized straight-line rental income of $73,749, representing a 7.9% increase over that of the previous lease. In connection with the termination of the previous lease, during the three months ended March 31, 2015, we wrote off an aggregate amount of $40,022 related to deferred rent asset balances and rental income, including $32,497 that had been recorded in prior periods.

•	Spring Valley. On February 23, 2015, we renewed the lease with the tenant occupying Spring Valley, which lease was originally set to expire on September 30, 2016. The lease was renewed for an additional six years, through September 30, 2022, and provides for rent escalations over its life, with minimum annualized, straight-line rental income of $327,904, representing a 32.5% increase over that of the previous lease. The new lease also grants the tenant two options to extend the lease for an additional six years each.

•	Santa Clara. On April 8, 2015, the tenant occupying Santa Clara exercised its option to extend the two existing leases, which were originally set to expire on July 31, 2015. The leases were each extended for an additional two years, through July 31, 2017, and provide for aggregate annualized, straight-line rental income of $1,302,783, representing a 5.8% increase over that of the previous leases.

•	Dalton Lane. On April 13, 2015, we renewed the lease with the tenant occupying Dalton Lane, which was originally set to expire on October 31, 2015. The lease was renewed for an additional five years, through October 31, 2020, and provides for rent escalations over its life, with annualized, straight-line rental income of $163,989, representing a 16.8% increase over that of the previous lease. The new lease also grants the tenant one option to extend the lease for an additional five years.

•	McIntosh Road. On September 10, 2015, we terminated the lease with the tenant occupying one of the McIntosh Road farms and immediately entered into a new lease agreement with a different tenant to occupy the property. The new lease is scheduled to expire on June 30, 2016, and provides for minimum rental payments of $43,200 over its term. In connection with the termination of the previous lease, during the three months ended September 30, 2015, we wrote off an aggregate amount of $27,274 related to unamortized above-market lease value and deferred rent asset balances. In addition, we expensed $20,255 of unamortized intangible assets related to the old lease.

•	East Shelton. On October 5, 2015, we executed a lease amendment with the tenant on East Shelton to provide for additional annual rent in connection with the completion of certain irrigation upgrades we performed on the property. The amendment also adjusted the rent due for the next two years as stipulated in the lease as the first minimum rent reset period. The portion of the amendment related to the recovery of capital expenditures resulted in additional annualized, straight-line rents of $16,268 throughout the entire lease term, while the portion of the amendment related to the market rent reset period will result in an additional $78,780 of annualized, straight-line rental income for the two-year period ending on February 28, 2018, at which time the next market reset period will begin.

•	Collins Road. On November 6, 2015, we executed an agreement for a perpetual right-of-way easement that will allow for the installation of a natural gas pipeline underneath approximately 2.6 nonfarmable acres on Collins Road. In return, we received $17,021 of gross consideration, $14,483 of which was recognized as a capital gain during the year ended December 31, 2015.

•	McIntosh Road. On February 8, 2016, we renewed the lease with the tenant occupying one of our McIntosh Road farms, which lease was set to expire on June 30, 2016. The lease was renewed for an additional three years, through June 30, 2019, with annualized, straight-line rental income of $63,000, representing a 17.9% increase over that of the previous lease.

Involuntary Conversions and Property and Casualty Recovery

In April 2014, two separate fires occurred on two of our properties, partially damaging a structure on each property. One occurred on 20th Avenue, destroying the majority of a residential house, and the other occurred on West Gonzales, damaging a portion of a cooling facility. During the year ended December 31, 2014, we wrote down the carrying values of these properties by an aggregate amount of $232,737, and, in accordance with ASC 605, “Revenue Recognition – Gains and Losses,” we also recorded a corresponding property and casualty loss. We recovered $495,700 of insurance proceeds during the year ended December 31, 2014, and, in accordance with ASC 450, “Contingencies,” we recorded these amounts as an offset to the property and casualty loss recorded earlier in the year, resulting in a net recovery. During the year ended December 31, 2015, we recovered an additional $97,232 of insurance proceeds, and such recovery is included in Property and casualty recovery, net on the accompanying Consolidated Statements of Operations.

Repairs have been completed on each of these properties. During the year ended December 31, 2015, we expended $35,648 in repairs and upgrades to the cooler as a result of the fire on West Gonzales, of which $25,682 was capitalized as a real estate addition, and $9,966 was recorded in repairs and maintenance expense, included in Property operating expense on the accompanying Condensed Consolidated Statements of Operations. Repairs on 20th Avenue were also completed during the year ended December 31, 2015, at no cost to us. During the year ended December 31, 2014, we expended $496,784 in repairs and upgrades to the cooler, of which $407,096 was capitalized as a real estate addition and $89,688 was recorded in repairs and maintenance expense.

Each of these insurance claims has been closed, and no further recoveries are expected for either of these fires.

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

In addition, subsequent to December 31, 2015, certain of our properties pledged as collateral under the New MetLife Credit Facility were re-appraised, which resulted in an overall increase in the valuation of our collateral pool under the facility, providing us with approximately $12.5 million of additional borrowing availability. Based on current borrowings outstanding under the New MetLife Credit Facility, our total current borrowing availability is approximately $21.4 million.

Farm Credit Notes Payable

Since January 1, 2015, we have closed on five separate loans with Farm Credit of Central Florida, FLCA (“Farm Credit”), for an aggregate amount of approximately $9.7 million. Terms of each of these notes are summarized in the following table:

Date of Issuance	Initial Commitment	Maturity Date	Principal Amortization	Interest Rate Terms (1)
3/10/2015	$2,374,680	5/1/2020	None	3.20%, fixed throughout term
4/9/2015	897,600	6/1/2020	None	3.20%, fixed throughout term
5/8/2015	2,640,000	5/1/2030	None(2)	2.90%, fixed through 4/30/2018; variable thereafter (1-mo LIBOR + 3.00%)
11/2/2015	2,256,000	10/1/2040	25 years	3.86%, fixed through 11/30/2021; variable thereafter (1-mo LIBOR + 2.875%)
11/2/2015	1,504,000	10/1/2016	None	Variable (1-mo LIBOR + 3.00%)

	$9,672,280

(1)	Rates represent the stated interest rates, before interest patronage, or refunded interest. 2014 interest patronage received resulted in a 12.7% refund of the interest accrued on such borrowings for the year ended December 31, 2014.
(2)	Interest only through April 30, 2018. Note converts to a 20-year amortization thereafter.

Proceeds from these notes were used to fund new property acquisitions, repay existing indebtedness and for other general corporate purposes.

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

Farmer Mac Facility

Pursuant to a bond purchase agreement we entered into on December 5, 2014, with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation for a secured note purchase facility that provides for bond issuances up to an aggregate principal amount of $75.0 million (the “Farmer Mac Facility”), we issued six bonds for an aggregate amount of approximately $30.0 million since January 1, 2015, the terms of which are summarized in the following table.

Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms
1/5/2015	$10,178,000	1/6/2020	None	3.25%, fixed throughout term
6/25/2015	9,360,000	7/30/2018	None	2.60%, fixed throughout term
8/20/2015	3,301,000	8/17/2018	None	2.375%, fixed throughout term
8/20/2015	3,301,000	8/17/2018	None	2.375%, fixed throughout term
12/22/2015	3,210,000	12/22/2022	None	3.29%, fixed throughout term
12/22/2015	681,000	12/22/2016	2 years	Variable (1-mo LIBOR + 1.50%)

	$30,031,000

Proceeds from these bond issuances were used for new property acquisitions.

In addition, we are currently in discussions with Farmer Mac regarding the expansion of the Farmer Mac Facility; however, there can be no assurance that we will be able to expand this facility on terms favorable to us, or at all.

Equity Issuances

On May 13, 2015, we completed a public offering of 1,250,000 shares of our common stock at a public offering price of $11.40 per share. This issuance settled on May 15, 2015, and resulted in gross proceeds of approximately $14.3 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $13.2 million. On

June 10, 2015, the underwriters exercised a portion of their over-allotment option in connection with this offering, and, as a result, we issued an additional 56,597 shares. This issuance settled on June 15, 2015, and resulted in gross proceeds of approximately $645,000 and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $606,000. We used the proceeds received from this offering to repay existing indebtedness, to fund new property acquisitions and for other general corporate purposes.

On December 11, 2015, we completed a public offering of 900,000 shares of our common stock at a public offering price of $8.82 per share. This issuance settled on December 16, 2015, and resulted in gross proceeds of approximately $7.9 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $7.4 million. The underwriters did not exercise their over-allotment option in connection with this offering. We used the proceeds received from this offering to repay existing indebtedness, to fund new property acquisitions and for other general corporate purposes.

At-the-Market Program

On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or our “Sales Agreements”) with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc., each a “Sales Agent,” under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). As of December 31, 2015, we have sold issued and 32,627 shares of our common stock at an average sales price of $9.19 per share under the ATM Program for gross proceeds of approximately $300,000 and net proceeds of $295,000. We used these proceeds for general corporate purposes.

Portfolio Diversity

Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 43 farms leased to 33 different, unrelated tenants. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also begun to diversify our portfolio into farmland suitable for other crop types, including permanent crops, consisting primarily of blueberries and almonds, and certain commodity crops, consisting primarily of potatoes, corn and beans. The following table summarizes the different sources of revenues for our properties with leases in place as of and for the years ended December 31, 2015 and 2014:

	As of and For the Year Ended December 31, 2015				As of and For the Year Ended December 31, 2014				Annualized GAAP Rental Income as of December 31, 2015
Revenue Source	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Rental Revenue	% of Total Revenue

Annual row crops – fresh produce(1)	7,293	56.0%	$9,220,387	77.6%	4,711	71.0%	$5,333,526	74.4%	$10,113,639	71.5%
Annual row crops – commodity crops(2)	4,436	34.1%	667,045	5.6%	1,469	22.1%	423,978	5.9%	1,359,904	9.6%

Subtotal – Total annual row crops	11,729	90.1%	9,887,432	83.2%	6,180	93.1%	5,757,504	80.3%	11,473,543	81.1%
Permanent crops(3)	1,293	9.9%	833,210	7.0%	457	6.9%	502,898	7.0%	1,392,748	9.9%

Subtotal – Total crops	13,022	100.0%	10,720,642	90.2%	6,637	100.0%	6,260,402	87.3%	12,866,291	91.0%
Facilities and other(4)	—	0.0%	1,167,449	9.8%	—	0.0%	909,916	12.7%	1,277,129	9.0%

Total	13,022	100.0%	$11,888,091	100.0%	6,637	100.0%	$7,170,318	100.0%	$14,143,420	100.0%

(1)	Includes berries and other fruits, such as strawberries, raspberries and melons, and vegetables, such as cabbage, carrots, celery, cucumbers, green beans, lettuce, onions, peas, peppers, potatoes, radicchio, spinach and tomatoes.
(2)	Includes alfalfa, corn, edible beans, grass, mint, popcorn, soybeans and wheat.
(3)	Includes almonds, blueberries, avocados and lemons.
(4)	Consists primarily of rental revenue from: (i) farm-related facilities, such as coolers, packinghouses, distribution centers, residential houses for tenant farmers and other minor farm-related buildings; (ii) a surface area lease with an oil company on a small parcel of one of our properties; and (iii) unused areas on certain of our farms.

Our acquisition of 31 farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations of our properties with leases in place as of and for the years ended December 31, 2015 and 2014:

	As of and For the Year Ended December 31, 2015				As of and For the Year Ended December 31, 2014				Annualized GAAP Rental Income as of 12/31/2015
State	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
California	3,576	21.3%	$7,754,945	65.2%	2,391	29.7%	$4,778,579	66.6%	$8,514,073	60.2%
Florida	5,092	30.3%	2,166,660	18.2%	1,304	16.2%	759,398	10.6%	2,966,724	21.0%
Oregon	2,313	13.8%	1,168,725	9.8%	2,313	28.8%	1,080,105	15.1%	1,169,924	8.3%
Arizona	3,000	17.8%	338,446	2.9%	1,761	21.9%	299,785	4.2%	663,583	4.7%
Michigan	270	1.6%	247,407	2.1%	270	3.4%	252,451	3.5%	249,487	1.7%
Nebraska	2,559	15.2%	211,908	1.8%	—	—	—	—	579,630	4.1%

	16,810	100.0%	$11,888,091	100.0%	8,039	100.0%	$7,170,318	100.0%	$14,143,421	100.0%

Our Adviser and Administrator

We are externally managed pursuant to a contractual investment advisory arrangement (the “Advisory Agreement”) with our Adviser, under which our Adviser directly employs certain of our personnel and pays their payroll, benefits and general expenses directly, and our Administrator provides administrative services to us pursuant to a separate administration agreement with our Administrator (the “Administration Agreement”). The Advisory Agreement and the Administration Agreement both went into effect on February 1, 2013, each replacing their respective prior agreements, which were both terminated on January 31, 2013. Each of these prior agreements is described in Note 4, “Related Party Transactions,” to our Consolidated Financial Statements included elsewhere in this Form 10-K.

Advisory and Administration Agreements

Base Management Fee

Pursuant to the Advisory Agreement, we pay an annual base management fee equal to a percentage of our adjusted stockholders’ equity, which is defined as our total stockholders’ equity at the end of each quarter less the recorded value of any preferred stock we may issue and, for 2013 only, any uninvested cash proceeds from the IPO. For 2013, the base management fee was set at 1.0% of our adjusted stockholders’ equity; however, beginning January 1, 2014, we pay a base management equal to 2.0% of our adjusted stockholders’ equity, which no longer excludes uninvested cash proceeds from the IPO.

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

Quarterly Incentive Fee Based on FFO

Pre-Incentive Fee FFO

(expressed as a percentage of adjusted stockholders’ equity)

Percentage of Pre-Incentive Fee FFO allocated to incentive fee

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses incurred while performing services to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president) and their respective staffs. From February 1, 2013, through June 30, 2014, our allocable portion of these expenses was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by our Adviser.

As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses is now generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements. This change in methodology resulted in an increase in the fee we paid to our Administrator of approximately 137% for the six months ended December 31, 2014, as compared to the first six months of fiscal year 2014 and an increase of 135% for the six months ended December 31, 2015, as compared to the respective prior-year period. Management believes that the new methodology of allocating the Administrator’s total expenses by approximate percentages of time services were performed more accurately approximates the fees incurred for the actual services performed.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, Section 107 of the JOBS Act provides that an emerging growth company may choose to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards, meaning that the company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Additionally, we are eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We may elect to take advantage of this extended transition period, and, as a result, we have the ability to defer compliance with new or revised accounting standards to the dates on which adoption of such standards is required for private companies for as long as we maintain our emerging company status. Accordingly, the accounting standards that we apply while we remain an emerging growth company may differ materially from the accounting standards applied by other similar public companies, including emerging growth companies that have not elected to opt into this extended transition period. This election could have a material impact on our financial statements and the comparability of our financial statements to the financial statements of similar public companies.

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

Purchase Price Allocation

When we acquire real estate, we allocate the purchase price to: (i) the tangible assets acquired and liabilities assumed, consisting of land, buildings, improvements, horticulture and long-term debt, and (ii) if the acquisition is a business combination, the identified intangible assets and liabilities, typically consisting of the value of above- and below-market leases, in-place lease values, unamortized lease origination costs and tenant relationships, based in each case on their fair values.

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

Whether our acquisitions are treated as an asset acquisition under ASC 360 or a business combination under ASC 805, the fair value of the purchase price is allocated among the assets acquired and any liabilities assumed by valuing the property as if it were vacant. Management’s estimates of fair value are made using methods similar to those used by independent appraisers, such as a sales comparison approach, a cost approach and either an income capitalization approach or discounted cash flow analysis. Factors considered by management in its analysis include an estimate of carrying costs during hypothetical, expected lease-up periods, taking into consideration current market conditions and costs to execute similar leases. We will also consider information obtained about each property as a result of our pre-acquisition due diligence and marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed. In estimating carrying costs, management will also include lost reimbursement of real estate taxes, insurance and other operating expenses, as well as estimates of lost rental income at market rates during the hypothetical, expected lease-up periods, which typically range from 1 to 24 months, depending on specific local market conditions.

When we account for an acquisition as a business combination, we may also record above- or below-market lease values related to the in-place leases based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease agreements and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining, non-cancelable term of the lease. When present, we will amortize the fair value of capitalized above-market lease values, included in Other assets on the accompanying Consolidated Balance Sheets, as a reduction of rental income on a straight-line basis over the remaining, non-cancelable terms of the respective leases; and we will amortize the capitalized below-market lease values, included in Other liabilities on the accompanying Consolidated Balance Sheets, as an increase to rental income on a straight-line basis over the remaining, non-cancelable terms of the respective leases, including that of any fixed-price or below-market renewal options. Since the majority of our transactions include either sale-leaseback transactions with newly-originated leases at market rates or the assumption of short-term leases upon acquisition, we do not expect that the values assigned to above- and below-market, in-place leases will be significant for the majority of our transactions.

Management will also estimate costs to execute similar leases, including leasing commissions, legal and other related expenses, to the extent such costs are not already incurred in connection with a new lease origination as part of the transaction. The total amount of the remaining intangible assets acquired, which typically consists of in-place lease values and tenant relationship values, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationship with the tenant, prospects for developing additional business with the tenant, the tenant’s credit quality and our expectations of lease renewals (including those existing under the terms of the current lease agreement), among other factors. The value of in-place leases and unamortized lease origination costs are amortized to amortization expense on a straight-line basis over the remaining, non-cancelable terms of the respective leases, which currently range from 2 to 10 years. The value of tenant relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease at the existing property or entering into a lease at a different property we own, is amortized to amortization expense over the remaining lease term and any anticipated renewal periods in the respective leases.

Should a tenant terminate its lease, the unamortized portion of the above- or below-market lease values, in-place lease values, lease origination costs and tenant relationship values will be immediately charged to the appropriate income or expense account.

RESULTS OF OPERATIONS

A comparison of our operating results for the years ended December 31, 2015 and 2014 is below:

	For the Years Ended December 31,
	2015	2014	$ Change	% Change
Operating revenues:
Rental revenues	$11,888,091	$7,170,318	$4,717,773	65.8%
Tenant recovery revenue	13,370	14,604	(1,234)	-8.4%

Total operating revenues	11,901,461	7,184,922	4,716,539	65.6%

Operating expenses:
Depreciation and amortization	3,113,492	1,735,644	1,377,848	79.4%
Management fee, net of credits	1,022,479	1,079,534	(57,055)	-5.3%
Administration fee	679,590	442,584	237,006	53.6%
Professional fees	474,797	595,163	(120,366)	-20.2%
Acquisition-related expenses	467,048	520,352	(53,304)	-10.2%
Property operating expenses	729,036	434,514	294,522	67.8%
General and administrative	846,238	777,159	69,079	8.9%

Total operating expenses	7,332,680	5,584,950	1,747,730	31.3%

Operating income	4,568,781	1,599,972	2,968,809	185.6%

Other income (expense)
Other income	48,531	47,520	1,011	2.1%
Interest expense	(4,160,482)	(2,009,086)	(2,151,396)	-107.1%
Property and casualty recovery, net	97,232	262,963	(165,731)	-63.0%
Gain on sale of real estate	14,483	—	14,483	N/A

Total other expense	(4,000,236)	(1,698,603)	(2,301,633)	-135.5%

Net income (loss) before income taxes	568,545	(98,631)	667,176	676.4%

Income tax provision	—	(26,502)	26,502	N/A

Net income (loss)	$568,545	$(125,133)	$693,678	554.4%

N/A = Not Applicable

Operating Revenues

Rental revenues increased for the year ended December 31, 2015, as compared to the prior year, primarily as a result of acquiring new farms, as well as our ability to renew existing leases at higher rental rates and earning additional revenue on capital improvements constructed on certain properties. For the year ended December 31, 2015, we recorded approximately $2.0 million of rental income attributable to 11 new farms that we acquired during the year. In addition, during the year ended December 31, 2015, we recorded additional rental income of approximately $2.5 million over that of the prior year as a result of the farms we acquired during the year ended December 31, 2014, primarily due to owning these farms for a full year. On a same-property basis, which only includes properties owned for the entirety of both periods presented, rental income increased by approximately $176,000, or 2.9%, for the year ended December 31, 2015, primarily due to our ability to renew existing leases at higher rates and earning additional revenue on capital improvements constructed on certain properties.

Tenant recovery revenue, which represents real estate taxes and insurance premiums paid on certain of our properties that, per the leases, are required to be reimbursed by the tenant, remained relatively flat for the year ended December 31, 2015, as compared to the prior year. A corresponding amount was also recorded as property operating expenses during the respective periods.

Operating Expenses

Depreciation and amortization expense increased for the year ended December 31, 2015, as compared to the prior year, as a result of the additional farms we acquired, as mentioned above, and additional site improvements constructed on existing properties since December 31, 2014. For the year ended December 31, 2015, we recorded additional depreciation and amortization expense of approximately $0.7 million, as a result of the 11 farms we acquired during 2015. In addition, during the year ended December 31, 2015, we recorded additional depreciation and amortization expense of approximately $0.7 million over that of the prior year as a result of the farms we acquired during the year ended December 31, 2014, primarily due to owning these farms for a full year. On a same-property basis, depreciation and amortization expense decreased by approximately $46,000, or 3.7%, for the year ended December 31, 2015, primarily as a result of certain lease intangible amortization periods expiring. In addition, during the years ended December 31, 2015 and 2014, we wrote off $20,255 and $43,328, respectively, of unamortized intangible assets directly to amortization expense as a result of terminating leases that were assumed in connection with two farms acquired in June 2014.

The gross management fee paid to our Adviser increased for the year ended December 31, 2015, as compared to the prior year, primarily as a result of the common stock offerings we completed during both 2014 and 2015. In September and October of 2014, we raised approximately $14.0 million of net proceeds, and during the year ended December 31, 2015, we raised approximately $21.5 million of net proceeds, including approximately $0.3 million from our ATM Program. However, in connection with one of our acquisitions during the three months ended March 31, 2015, our Adviser earned a finder’s fee from a third party of $320,905, which the Adviser applied as a credit to the base management fee we owed to our Adviser for the three months ended March 31, 2015, resulting in a decrease in the net base management fee for the year ended December 31, 2015, compared to the prior year.

The administration fee paid to our Administrator increased for the year ended December 31, 2015, as compared to the prior year, primarily due to a change in the calculation, which resulted in an increase in the percentage of the overall fee allocated to us. Beginning July 1, 2014, the allocation of the administration fee was revised such that the fee is now based upon the percentage of time employees of the Administrator spend on our matters in relation to other companies serviced by our Administrator, versus the old methodology whereby the fee was generally allocated based upon our total assets in relation to other companies managed by our Adviser.

Professional fees, consisting primarily of legal and accounting fees, decreased for the year ended December 31, 2015, as compared to the prior year, primarily as a result of additional fees incurred during the prior-year periods for work performed related to our REIT conversion and increased costs associated with updating the valuations of certain of our properties and the allocation of the purchase price of certain acquisitions.

Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses decreased for the year ended December 31, 2015, as compared to the prior year, due primarily to the accounting treatment of such expenses incurred in connection with certain properties acquired during 2015. In connection with the 11 farms acquired during the year ended December 31, 2015, we incurred $631,948 of aggregate acquisition-related costs. Of this amount, during the year ended December 31, 2015, $380,952 was expensed as incurred, while $243,354 was capitalized and allocated among the assets acquired during the year. In addition, $7,642 of the acquisition-related costs incurred in connection with the farms we acquired during the year ended December 31, 2015, was expensed during prior periods. For the 11 farms acquired during the year ended December 31, 2014, we incurred $606,019 of acquisition-related costs. Of this amount, during the year ended December 31, 2014, $447,595 was expensed as incurred, while $153,964 was capitalized and allocated among the assets acquired. In addition, $4,460 of the acquisition-related costs incurred in connection with the farms we acquired during the year ended December 31, 2014, was expensed during 2015. In general, we incurred more acquisition-related costs in connection with our 2015 acquisitions than with our 2014 acquisitions due to acquiring larger properties during the year ended December 31, 2015, as compared to the prior year.

Property operating expenses consist primarily of real estate taxes, insurance expense and other overhead expenses paid for certain of our properties. Property operating expenses increased for the year ended December 31, 2015, as compared to the prior year, primarily due to additional property taxes incurred related to certain properties acquired during the years ended December 31, 2015 and 2014. For the year ended December 31, 2015, we accrued approximately $574,000 of real estate taxes related to certain of our properties, which included the recognition of certain 2014 supplemental taxes as a result of stepped-up tax assessments of those properties after our acquisitions of them, as compared to approximately $237,000 during the prior year. During the three months ended December 31, 2015, two of our modified gross leases converted to pure, triple-net leases. In addition, certain of our properties were entered into land conservation contracts under the California Land Conservation Act, restricting the land to agricultural use and reducing the property tax assessments on those properties beginning in 2016. Based on our current portfolio, we expect our quarterly accrual for our portion of our properties’ real estate taxes to be approximately $91,000. Additionally, as a result of the fire that damaged a portion of the cooler on West Gonzales, we expensed $9,965 and $89,688 as repairs and maintenance expense during the years ended December 31, 2015 and 2014, respectively.

General and administrative expenses increased for the year ended December 31, 2015, as compared to the prior year, primarily as a result of increased state filing fees and overhead insurance costs due to having a larger portfolio, as well as increased costs related to advertising and marketing.

Other Income (Expense)

Other income, which consists primarily of interest earned on short-term investments, interest patronage received from Farm Credit and state income tax refunds from prior years, remained relatively flat during the year ended December 31, 2015, as compared to the prior year. During the year ended December 31, 2015, we received $14,856 from Farm Credit of interest patronage related to interest accrued during 2014, which resulted in a 12.7% decrease in our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2014. This additional income was offset by federal and state income tax refunds from prior years that were received during the year ended December 31, 2014.

Interest expense increased for the year ended December 31, 2015, as compared to the prior year, primarily due to increased overall borrowings. The weighted-average balance of our aggregate borrowings for the year ended December 31, 2015, was approximately $118.3 million, as compared to $53.9 million for the prior year. Including patronage received on our Farm Credit borrowings, the overall effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, was 3.4% for the year ended December 31, 2015, as compared to 3.6% for the prior year.

During the year ended December 31, 2015, we received the remaining insurance proceeds as a result of fires on two of our properties in 2014. No further recoveries are expected, and the claims are now closed.

During the year ended December 31, 2015, we executed an agreement for a perpetual right-of-way easement that will allow for the installation of a natural gas pipeline underneath approximately 2.6 nonfarmable acres on one of our properties. In return, we received $17,021 of gross consideration, $14,483 of which was recognized as a capital gain during the year ended December 31, 2015.

Income Tax Provision

During the year ended December 31, 2014, we filed our 2013 federal income tax return, on which we elected to be taxed as a REIT for federal income tax purposes beginning with our tax year ended December 31, 2013. The income tax provision for the year ended December 31, 2104, related to state tax amounts owed to California. As long as we maintain our qualification as a REIT, we do not expect to incur any further federal or state income taxes. For additional information, see Note 2, “Summary of Significant Accounting Policies––Income Taxes.”

A comparison of our operating results for the years ended December 31, 2014 and 2013 is below:

	For the Years Ended December 31,
	2014	2013	$ Change	% Change
Operating revenues:
Rental revenues	$7,170,318	$4,027,687	$3,142,631	78.0%
Tenant recovery revenue	14,604	10,451	4,153	39.7%

Total operating revenues	7,184,922	4,038,138	3,146,784	77.9%

Operating expenses:
Depreciation and amortization	1,735,644	722,455	1,013,189	140.2%
Management fee, net of credits	1,079,534	195,609	883,925	451.9%
Administration fee	442,584	194,464	248,120	127.6%
Professional fees	595,163	615,879	(20,716)	-3.4%
Acquisition-related expenses	520,352	153,725	366,627	238.5%
Property operating expense	434,514	119,463	315,051	263.7%
General and administrative	777,159	679,090	98,069	14.4%

Total operating expenses	5,584,950	2,680,685	2,904,265	108.3%

Operating income	1,599,972	1,357,453	242,519	17.9%

Other income (expense)
Interest and other income	47,520	56,234	(8,714)	-15.5%
Interest expense	(2,009,086)	(1,118,640)	(890,446)	79.6%
Property and casualty recovery, net	262,963	—	262,963	N/A

Total other expense	(1,698,603)	(1,062,406)	(636,197)	59.9%

Net (loss) income before income taxes	(98,631)	295,047	(393,678)	-133.4%

Income tax provision	(26,502)	(1,519,730)	1,493,228	98.3%

Net loss	$(125,133)	$(1,224,683)	$1,099,550	89.8%

N/A = Not Applicable

Operating Revenues

Rental revenues increased for the year ended December 31, 2014, as compared to the prior year, primarily as a result of the rental income attributable to 11 additional farms that we acquired since December 31, 2013. For the year ended December 31, 2014, we recorded additional rental income of approximately $1.0 million, as a result of the farms we acquired since December 31, 2013, and approximately $2.1 million on farms held as of December 31, 2013, primarily as a result of a significant number of 2013 acquisitions occurring during the last quarter of the year, as well as our ability to renew existing leases at higher rates and earning additional revenue on capital improvements constructed on certain properties. On a same-property basis, which only includes properties owned for the entirety of both periods presented, rental income increased by approximately $284,000, or 7.6%, for the year ended December 31, 2014, due to renewals of existing leases or new leases being put in place at higher rental rates.

Tenant recovery revenue, which represents real estate taxes and insurance premiums paid on certain of our properties that, per the leases, are required to be reimbursed by the tenant, increased for the year ended December 31, 2014, primarily due to additional premiums we paid for certain insurance policies on one of our properties in accordance with the lease. A corresponding amount was also recorded as property operating expenses during the respective periods.

Operating Expenses

Depreciation and amortization expenses increased for the year ended December 31, 2014, as compared to the prior year, as a result of the additional farms we acquired, as mentioned above, and additional site improvements made on existing properties since December 31, 2013. For the year ended December 31, 2014, we recorded additional depreciation and amortization expense of approximately $499,000 as a result of the 11 farms we acquired since December 31, 2013, and approximately $514,000 on farms held as of December 31, 2013, primarily as a result of a significant number of 2013 acquisitions occurring during the last quarter of the year, as well as capital improvements made on certain of those properties. On a same-property portfolio basis, depreciation and amortization expense decreased by approximately $800, or 0.1%, for the year ended December 31, 2014. In addition, during the year ended December 31, 2014, we wrote off $43,328 of unamortized intangible assets directly to amortization expense as a result of terminating a lease that was assumed in connection with a farm acquired in June 2014.

The management fee paid to our Adviser increased for the year ended December 31, 2014, as compared to the prior year, primarily as a result of a change in the calculation for 2014, as stipulated in the Advisory Agreement. Per the agreement, for 2013, the base management fee was set at 1.0% of our adjusted stockholders’ equity, which was reduced by any uninvested cash proceeds from the IPO. For 2014, the base management fee is calculated at 2.0% of our adjusted stockholders’ equity, inclusive of any uninvested cash proceeds from the IPO. For the year ended December 31, 2013, our management advisory fee under the prior agreement with our Advisor, which agreement was terminated on January 31, 2013, was $46,206, while the base management fee under the Advisory Agreement, which became effective on February 1, 2013, was $149,403. The calculation of the management fees is described in further detail above, under “Our Adviser and Administrator.”

The administration fee paid to our Administrator increased for the year ended December 31, 2014, as compared to the prior year, primarily due to an increase in the amount of time spent by employees of our Administrator on matters related to us, as well as an increase in the ratio of our total assets in relation to the total assets of other affiliated funds managed by our Adviser. Beginning July 1, 2014, the allocation of the administration fee was revised such that the fee is now based upon the percentage of time employees of the Administrator spend on our matters in relation to other companies serviced by our Administrator, versus the old methodology whereby the fee was generally allocated based upon our total assets in relation to other companies managed by our Adviser. For the year ended December 31, 2013, our administration fee under the prior agreement with our Administrator, which agreement was terminated on January 31, 2013, was $18,532, while the administration fee under the Administration Agreement, which became effective on February 1, 2013, was $175,932. The administration fee is described in further detail above, under “Our Adviser and Administrator.”

Professional fees, consisting primarily of legal and accounting fees, decreased for the year ended December 31, 2014, as compared to the prior year, primarily as a result of additional fees incurred during the year ended December 31, 2013, for tax research and other preparatory work related to our REIT conversion.

Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses increased for the year ended December 31, 2014, as compared to the prior year, primarily as a result of acquiring more properties during the year ended December 31, 2014, and how such acquisitions were classified for accounting purposes. In connection with the 11 farms acquired during the year ended December 31, 2014, we incurred $606,019 of acquisition-related costs. Of this amount, during the year ended December 31, 2014, $447,595 was expensed as incurred, while $153,964 was capitalized and allocated among the assets acquired. In addition, $4,460 of the acquisition-related costs incurred in connection with the farms we acquired during the year ended December 31, 2014, was expensed during 2015. For the nine farms acquired during the year ended December 31, 2013, we incurred $520,417 of acquisition-related costs. Of this amount, during the year ended December 31, 2013, $42,936 was expensed as incurred, while $477,481 was capitalized and allocated among the assets acquired. In general, we incurred more acquisition-related expenses during 2014 than we incurred during 2013 due to a larger pipeline of investments, in part because we curtailed our acquisition activity leading up to our IPO in January 2013 to focus on completing the IPO process, stalling our investment activity in the months following the IPO.

Property operating expenses consist primarily of real estate taxes, insurance expense and other overhead expenses paid for certain of our properties. Property operating expenses increased for the year ended December 31, 2014, as compared to the prior year, primarily due to additional property taxes incurred related to certain properties acquired during the last 12 months, as well as repairs and maintenance performed on certain of our properties. For the year ended December 31, 2014, the amount of property taxes we expensed was approximately $181,000 more than that of the prior year. Further, as a result of the fire that damaged a portion of the cooler on West Gonzales, approximately $90,000 of the total cost of the repairs was expensed as repairs and maintenance. In addition, during the year ended December 31, 2014, we also incurred additional expenses related to maintenance performed on wells on one of our properties.

General and administrative expenses increased for the year ended December 31, 2014, as compared to the prior year, primarily as a result of increases in stockholder-related expenses related to our first annual shareholders meeting and overhead insurance premiums due to our status as a public company for the full period during the year ended December 31, 2014.

Other Income (Expense)

Other income, which consists primarily of interest earned on short-term investments and state income tax refunds from prior years, decreased for the year ended December 31, 2014, as compared to the prior year, primarily due to the interest earned on the net proceeds from our IPO during 2013, a portion of which was invested in short-term U.S. Treasuries during the year ended December 31, 2013. These U.S. Treasuries matured on June 27, 2013. Other income during the year ended December 31, 2014, related primarily to federal and state income tax refunds from prior years that were received during the year.

Interest expense increased for the year ended December 31, 2014, as compared to the prior year, primarily due to increased overall borrowings. The weighted-average balance of our aggregate borrowings for the year ended December 31, 2014, was approximately $53.9 million, as compared to $30.1 million for the prior year. The overall effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, was 3.6% for both years ended December 31, 2014 and 2013.

The property and casualty recovery we incurred during the year ended December 31, 2014, related to two separate fires that occurred on two of our properties in April 2014, partially damaging a structure on each property. During the year ended December 31, 2014, we wrote down the carrying values of the respective properties by an aggregate amount of $232,737, and we also recognized a corresponding property and casualty loss. However, we also recovered $495,700 of insurance proceeds during the year ended December 31, 2014, and recorded these amounts as an offset to the property and casualty loss recorded earlier in the year, resulting in a net recovery.

Income Tax Provision

During the year ended December 31, 2014, we filed our 2013 federal income tax return, on which we elected to be taxed as a REIT for federal income tax purposes beginning with our tax year ended December 31, 2013. As such, the impact of this conversion was reflected in the accompanying Consolidated Financial Statements beginning with the year ended December 31, 2013. This impact included recognizing $2.1 million of income taxes that became due upon our REIT conversion. Partially offsetting this amount was the reversal of $743,676 of deferred tax liabilities and the recognition of this amount against the income tax provision as a benefit of REIT conversion. While we were able to reverse the portion of our income tax provision that related to federal income taxes, as well as certain state taxes, certain other state tax amounts due to California continued to be owed through 2014. We made the last of these state tax payments to California during the three months ended December 31, 2014. As long as we maintain our qualification as a REIT, we do not expect to incur any federal or state income taxes beyond 2014. For additional information, see Note 2, “Summary of Significant Accounting Policies––Income Taxes.”

LIQUIDITY AND CAPITAL RESOURCES

Overview

Since our IPO in January 2013, we have invested approximately $183.4 million into the acquisition of 31 new farms, and we have expended or accrued an additional $7.1 million for improvements on existing properties. Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings, including the undrawn commitments available under the MetLife Credit Facility and the Farmer Mac Facility, and issuances of additional equity securities. Our current available liquidity is approximately $24.3 million, consisting of $2.9 million in cash and, based on the current level of collateral pledged, $21.4 million of availability under the MetLife Credit Facility, subject to compliance with covenants.

As of December 31, 2015, our total-debt-to-total-capitalization ratio, at book value, was 64.7%, which is up from 59.0% as of December 31, 2014. We are currently exploring additional options for further access to capital, including negotiations with several lenders.

Future Capital Needs

Our short- and long-term liquidity requirements consist primarily of making distributions to stockholders to maintain our qualification as a REIT, funding our general operating costs, making principal and interest payments on outstanding borrowings and funding new farmland acquisitions and other investments consistent with our investment strategy. We intend to use a significant portion of our available liquidity to purchase additional farms and farm-related properties. Based on our current liquidity and loan-to-value borrowing rates available to us, and considering certain operating obligations for which we are responsible, we estimate that our current maximum buying power is approximately $25.4 million beyond those properties we currently have under signed purchase and sale agreements, and we are currently working towards solutions to increase this figure. We continue to actively seek and evaluate acquisitions of additional farm properties that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We currently have 2 farms under signed purchase and sale agreements for an aggregate proposed purchase price of approximately $41.4 million, a portion of which is expected to be paid in OP Units, and we have many other properties that are in various other stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

We believe that our current and short-term cash resources will be sufficient to fund our distributions to stockholders, service our debt and fund our current operating costs in the near term. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including OP Units through our Operating Partnership as consideration for future acquisitions), long-term mortgage indebtedness and bond issuances and other secured and unsecured borrowings.

Cash Flow Resources

The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31, 2015 and 2014:

	2015	2014	Change ($)	Change (%)
Net change in cash from:
Operating activities	$4,753,835	$3,543,622	$1,210,213	34.2%
Investing activities	(78,475,150)	(71,334,240)	(7,140,910)	-10.0%
Financing activities	73,634,495	54,138,678	19,495,817	36.0%

Net Change in Cash and Cash Equivalents	$(86,820)	$(13,651,940)	$13,565,120	99.4%

Operating Activities

The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is utilized to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator and other corporate-

level expenses. The increase in cash provided by operating activities during the year ended December 31, 2015, as compared to the prior year, was primarily due to additional rental payments received from farms we acquired during the year ended December 31, 2015. This increase was partially offset by increases in certain operating expenses as a result of increased acquisition activity, as well as an increase in cash paid for interest due to increased borrowings during the year ended December 31, 2015.

Investing Activities

The increase in cash used in investing activities during the year ended December 31, 2015, as compared to the prior year, was primarily due to the acquisition of additional farms and capital improvements made on existing properties during the year ended December 31, 2015, which exceeded that of the prior year by approximately $7.6 million.

Financing Activities

The increase in cash provided by financing activities during the year ended December 31, 2015, as compared to the prior year, was primarily due to an increase in our net borrowings and additional net proceeds received from equity issuances during the year ended December 31, 2015, which exceeded those of the prior year by approximately $13.1 million and $7.6 million, respectively.

Debt Capital

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

Currently, there is approximately $87.5 million outstanding under the MetLife Note Payable that bears interest at a fixed rate of 3.35% per annum and $0.1 million outstanding under the MetLife Line of Credit that bears interest at a rate of 2.58% per annum. While approximately $37.4 million of the full commitment amount remains undrawn, based on the current level of collateral pledged, we currently have approximately $21.4 million of aggregate availability under the MetLife Credit Facility.

Farm Credit Notes Payable

Since September 19, 2014, we have closed on eight separate loans with Farm Credit for an aggregate amount of approximately $22.2 million. We currently have $21.4 million outstanding under the Farm Credit Notes Payable that bear interest at an expected weighted-average effective interest rate (net of expected interest patronage) of 2.90% and have a weighted-average maturity date of April 2031. While we do not currently have any additional availability under our program with Farm Credit based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with Farm Credit in connection with certain potential new acquisitions. Additionally, we have been in discussions with and have received a non-binding term sheet from Farm Credit for a new borrowing facility that would provide us with additional borrowing availability based on our existing collateral pledged under our existing borrowings with them. However, there can be no assurance that we will be able to enter into any agreements with terms favorable to us, or at all.

Farmer Mac Facility

On December 5, 2014, we entered into an agreement with Farmer Mac that provides for bond issuances up to an aggregate amount of $75.0 million. To date, we have issued aggregate bonds of approximately $33.7 million under the facility, and we currently have $33.7 million outstanding that bear interest at a weighted-average interest rate of 2.88% and have a weighted-average maturity date of July 2019. While approximately $41.3 million of the full commitment balance remains undrawn, based on the current level of collateral pledged, we currently have no availability under the Farmer Mac Facility. However, we expect to pledge certain potential new property acquisitions as collateral under the Farmer Mac Facility to utilize some or all of this availability. If we have not issued bonds such that the aggregate bond issuances total $75.0 million by December 11, 2016, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility. We have been in discussions with Farmer Mac regarding the expansion of the Farmer Mac Facility; however, there can be no assurance that we will be able to expand this facility on terms favorable to us, or at all.

Equity Capital

During 2015, through two separate common stock offerings and our ATM Program, we raised aggregate proceeds of approximately $23.1 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of $21.5 million. We used these proceeds to repay existing indebtedness, to fund new property acquisitions and for other general corporate purposes.

Including approximately $29.7 million reserved for issuance under our ATM Program, we currently have the ability to raise up to $276.7 million of additional equity capital through the sale and issuance of securities that are registered under our registration statement on Form S-3 (File No. 333-194539) in one or more future offerings. However, should the market value of our common stock held by non-affiliates remain below $75.0 million, as it is today, we would be limited in the amount of securities we may sell on Form S-3 to an aggregate market value of securities of no more than one-third of the aggregate market value of common stock held by non-affiliates of ours in any 12-month period. Due to this limitation, we currently have the availability to raise up to approximately $15.7 million of additional equity capital on Form S-3.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table presents a summary of our material contractual obligations as of December 31, 2015:

		Payments Due During the Fiscal Years Ending December 31,
Contractual Obligations	Total	2016	2017 – 2018	2019 – 2020	2021+
Debt obligations(1)	$142,733,157	$4,431,648	$23,385,523	$24,281,268	$90,634,718
Interest on debt obligations(2)	43,075,969	4,638,328	8,944,618	7,260,668	22,232,355
Operating obligations(3)	9,550,153	9,550,153	—	—	—

Total	$195,359,279	$18,620,129	$32,330,141	$31,541,936	$112,867,073

(1)	Debt obligations represent all borrowings outstanding as of December 31, 2015. Maturity dates of these borrowings range from December 2019 to August 2034.
(2)	Interest on debt obligations includes estimated interest on our borrowings under our New MetLife Line of Credit. The balance and interest rate on our New MetLife Line of Credit are variable, thus the amount of interest calculated for purposes of this table was based upon the balance and interest rate as of December 31, 2015.
(3)	Operating obligations represent commitments outstanding as of December 31, 2015, primarily related to capital improvements on certain of our properties. See Note 7, “Commitments and Contingencies,” of our consolidated financial statements for further discussion on each of these operating obligations.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

NET ASSET VALUE

The following table provides certain summary information about our 43 farm properties held as of December 31, 2015.

Property Name	Location	Date Acquired	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Prior Fair Value(2)	Current Fair Value
San Andreas	Watsonville, CA	6/16/1997	1	307	238	$4,786,649	$11,344,000	$13,600,000	(5)
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	12,198,297	50,662,000	53,000,000	(5)
West Beach	Watsonville, CA	1/3/2011	3	196	195	9,299,418	9,980,000	11,860,000	(5)
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	2,684,346	3,172,000	3,172,000	(4)
Keysville Road	Plant City, FL	10/26/2011	2	59	56	1,240,565	1,548,000	1,548,000	(5)
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	3,957,326	4,400,000	4,400,000	(5)
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	3,943,865	4,856,000	4,856,000	(4)
38th Avenue	Covert, MI	4/5/2013	1	119	89	1,274,852	1,476,000	1,476,000	(4)
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	3,109,843	3,352,000	3,352,000	(4)
Natividad Road	Salinas, CA	10/21/2013	1	166	166	8,421,700	8,500,000	8,500,000	(5)
20th Avenue	South Haven, MI	11/5/2013	3	151	94	1,890,436	2,080,000	2,195,000	(4)
Broadway Road	Moorpark, CA	12/16/2013	1	60	46	2,880,849	3,403,000	3,524,000	(4)
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	13,917,561	14,301,000	14,740,000	(4)
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	7,875,996	7,900,000	8,330,000	(5)
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	2,423,608	2,729,000	2,729,000	(4)
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	5,777,020	6,439,000	6,925,000	(5)
McIntosh Road	Dover, FL	6/20/2014	2	94	78	2,476,569	2,722,000	2,722,000	(4)
Naumann Road	Oxnard, CA	7/23/2014	1	68	66	6,782,572	7,048,000	7,048,000	(4)
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	6,822,097	7,733,000	7,733,000	(5)
Wauchula Road	Duette, FL	9/29/2014	1	808	590	13,771,697	14,562,000	14,562,000	(4)
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	24,242,056	24,592,000	26,694,000	(4)
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	6,061,157	6,125,600	6,383,000	(4)
Espinosa Road	Salinas, CA	1/5/2015	1	331	329	16,541,996	16,905,500	16,905,500	(3)
Parrish Road	Duette, FL	3/10/2015	1	419	211	4,283,210	3,913,280	3,913,280	(3)
Immokalee Exchange	Immokalee, FL	6/25/2015	2	2,678	1,644	15,644,287	15,757,700	15,757,700	(3)
Holt County	Stuart, NE	8/20/2015	1	1,276	1,052	5,478,661	5,504,000	5,504,000	(3)
Rock County	Bassett, NE	8/20/2015	1	1,283	1,049	5,473,099	5,504,000	5,504,000	(3)
Bear Mountain	Arvin, CA	9/3/2015	3	854	841	19,384,361	18,922,500	18,922,500	(3)
Corbitt Road	Immokalee, FL	11/2/2015	1	691	390	3,820,031	—	3,760,000	(3)
Reagan Road	Willcox, AZ	12/22/2015	1	1,239	875	5,732,435	—	5,700,000	(3)

			43	16,810	13,022	$222,196,559	$265,431,580	$285,315,980

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Includes Total real estate, net and Lease intangibles, net; plus net above-market lease values included in Other assets; and less net below-market lease values, deferred revenue and unamortized tenant improvements included in Other liabilities, each as shown on the accompanying Consolidated Balance Sheet .
(2)	As reported in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2015.
(3)	Valued at the purchase price paid.
(4)	Represents values as determined by our internal valuation process, as described below.
(5)	Represents values as determined by third-party appraisals performed between February 2015 and February 2016.

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

Determination of Fair Value

Our Board of Directors reviews and approves the valuations of our properties pursuant to a valuation policy approved by our Board of Directors (the “Valuation Policy”). Such review and approval occurs in three phases: (i) prior to its quarterly meetings, the Board of Directors receives written valuation recommendations and supporting materials that are provided by professionals of the Adviser and Administrator, with oversight and direction from the chief valuation officer, who is also employed by the Administrator (collectively, the “Valuation Team”); (ii) the valuation committee of the Board of Directors (the “Valuation Committee”), which is comprised entirely of independent directors, meets to review the valuation recommendations and supporting materials; and (iii) after the Valuation Committee concludes its meeting, it and the chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors so that the full Board of Directors may review and approve the fair values of our properties in accordance with the Valuation Policy. Further, on a quarterly basis, the Board of Directors reviews the Valuation Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Valuation Policy consistently.

For properties acquired within 12 months prior to the date of valuation, the purchase price of the property generally is used as the current fair value. For real estate we acquired more than one year prior to the date of valuation, we have determined the fair value either by relying on estimates provided by independent, third-party appraisers or through an internal valuation process. In addition, if significant capital improvements take place on a property, we will generally have those properties reappraised upon completion of the project by an independent, third-party appraiser. In any case, we intend to have each property valued by an independent, third-party appraiser at least once every three years, with interim values generally being determined by our internal valuation process.

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

A breakdown of the methodologies used to value our properties and the aggregate value as of December 31, 2015, determined by each method is shown in the table below:

Valuation Method	No. of Farms	Total Portfolio Fair Value		% of Total Fair Value
Purchase Price	11	$75,966,980		26.6%
Internal Valuation	20	93,453,000	(1)	32.8%
Third-party Appraisal	12	115,896,000		40.6%

Total	43	$285,315,980		100.0%

(1)	95.2% of this valuation, or approximately $89.0 million, is supported by values as determined by third-party appraisals performed between January 2013 and October 2014. The difference of $4.5 million represents the net appreciation of those properties since the time of the respective appraisals, as determined according to our Valuation Policy.

Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of December 31, 2015, include land values per farmable acre, market rental rates per farmable acre and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions				Internal Valuation Assumptions
	Range (Low - High)			Weighted Average	Range (Low - High)			Weighted Average
Land Value (per farmable acre)	$4,630	-	$105,000	$72,076	$8,408	-	$100,705	$49,944
Market Rent (per farmable acre)	$260	-	$3,700	$2,812	$452	-	$5,019	$2,414
Market Capitalization Rate	3.12%	-	5.00%	3.73%	3.37%	-	6.50%	4.42%

The table above apply only to the farmland portion of our portfolio and exclude assumptions made relating to farm-related property, such as cooling facilities and box barns, and other structures on our properties, including residential housing and horticulture, as their aggregate value was deemed to be immaterial in relation to that of the farmland.

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

Management believes that the purchase prices of the farms acquired during the previous 12 months, the most recent appraisals available for the farms acquired prior to the previous 12 months that were not valued internally, which appraisals were performed between the periods of February 2015 and February 2016, and the farms that were valued internally during the previous 12 months, fairly represent the current market values of the properties as of December 31, 2015, and, accordingly, did not make any adjustment to these values.

A quarterly rollforward of the change in our portfolio value for the three months ended December 31, 2015, from the prior value basis as of September 30, 2015, is provided in the table below:

Total portfolio fair value as of September 30, 2015		$265,431,580
Plus Acquisitions:
Corbitt Road	$3,760,000
Bonita Farm	5,700,000
Total acquisitions for the three months ended December 31, 2015		9,460,000
Plus Value Appreciation:
San Andreas	2,256,000
West Gonzales	2,338,000
West Beach	1,880,000
20th Avenue	115,000
Broadway Road	121,000
Oregon Trail	439,000
East Shelton	430,000
Spring Valley	486,000
Santa Clara Avenue	2,102,000
Dufau Road	257,400

Total appreciation for the three months ended December 31, 2015		10,424,400

Total portfolio fair value as of December 31, 2015		$285,315,980

In addition, using a discounted cash flow analysis, management determined that the fair value of all encumbrances on our properties as of December 31, 2015, was approximately $142.0 million, as compared to an aggregate carrying value of $142.7 million.

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

The fair values presented above and their usage in the calculation of net asset value per share presented below have been prepared by, and is the responsibility of, management. PricewaterhouseCoopers LLP has neither examined, compiled nor performed any procedures with respect to the fair values or the calculation of net asset value per share, which utilizes information that is not disclosed within the financial statements, and, accordingly, does not express an opinion or any other form of assurance with respect thereto.

As of December 31, 2015, we estimate the NAV per share to be $14.20, as detailed below:

Total assets		$229,738,247
Less:	net cost basis of tangible real estate and intangible lease assets(1)	(223,558,954)
Plus:	estimated fair value of property portfolio(2)	285,315,980

Estimated fair value of total assets			$291,495,273
Total liabilities		151,731,528
Less:	net cost basis of intangible lease liabilities(3)	(1,362,395)
Less:	book value of aggregate borrowings	(142,733,157)
Plus:	fair value of aggregate borrowings(4)	142,000,593

Estimated fair value of total liabilities			149,636,570

Estimated Net Worth			$141,858,704

Shares outstanding			9,992,941

Estimated NAV per share			$14.20

(1)	Adjusted for $11,988 of net above-market lease values, included in Other assets on the accompanying Consolidated Balance Sheet.
(2)	Per current value basis presented in the table above.
(3)	Adjusted for $179,375 of net below-market lease values and deferred revenue and $1,183,020 of unamortized tenant improvements, both included in Other liabilities on the accompanying Consolidated Balance Sheet .
(4)	Valued using a discounted cash flow model.

A quarterly rollforward in the estimated NAV per share for the three months ended December 31, 2015, is provided below:

Estimated NAV per share as of September 30, 2015		$13.64
Plus net income		0.07
Plus Change in Valuations:
Net change in unrealized appreciation of farmland portfolio(1)	$1.03
Net change in unrealized fair value of borrowings	0.10

Net change in valuations		1.13
Less Distributions		(0.12)
Less Dilutive effect of offerings		(0.52)

Estimated NAV per share as of December 31, 2015		$14.20

(1)	The net change in unrealized appreciation of farmland portfolio consists of three components: (i) an increase of $1.04 due to the appreciation in value of 15 farms that were valued during the three months ended December 31, 2015, (ii) an increase of $0.08 due to the aggregate depreciation and amortization expense recorded during the three months ended December 31, 2015, and (iii) a decrease of $0.09 due to capital improvements made on certain properties that have not yet been included as a corresponding increase to the respective properties’ fair values.

Comparison of NAV, using the above definition, to similarly-titled measures for other REITs, may not necessarily be meaningful, due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per share calculation. For example, while we estimated the NAV per share as of December 31, 2015, to be $14.20 per the calculation above, the closing price of our common stock on December 31, 2015, was $8.65, and it has subsequently traded between $6.72 and $8.74 per share.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. The primary market risk that we believe we are and will be exposed to is interest rate risk. Certain of our existing leases contain escalations based on market indices, and certain of our existing borrowings are subject to variable interest rates. Further, the interest rates on certain of our fixed-rate borrowings are either fixed for a finite period before converting to variable rate or are subject to periodic adjustments. Although we seek to mitigate this risk by structuring certain provisions into many of our leases, such as escalation clauses or adjusting the rent to prevailing market rents at two- to three-year intervals, these features do not eliminate this risk. To date, we have not entered into any derivative contracts to attempt to manage our exposure to interest rate fluctuations.

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2015, we have performed the following analysis, which approximates the annual impact that a 1%, 2% and 3% increase in our effective LIBOR would have on our earnings for the year ended December 31, 2015. For purposes of this analysis, we used the actual balances outstanding on our borrowings during the year and assumed that no further actions were taken to adjust our leases than what actually occurred during the year ended December 31, 2015, to alter our existing interest rate sensitivity.

Interest Rate Changes(1)	Increase to Interest Expense	Net Increase to Net Loss
1% Increase to LIBOR	$69,200	$(69,200)
2% Increase to LIBOR	138,288	(138,288)
3% Increase to LIBOR	207,376	(207,376)

(1)	For the year ended December 31, 2015, our effective weighted-average LIBOR was 0.27%; therefore, a 1%, 2% or 3% decrease could not occur.

As of December 31, 2015, the fair value of our fixed-rate borrowings outstanding, which accounted for 98.4% of our total indebtedness as of December 31, 2015, was approximately $139.7 million. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. If market interest rates had been one percentage point lower or higher than those rates in place as of December 31, 2015, the fair value of our fixed-rate borrowings would have increased or decreased by approximately $5.3 million or $5.1 million, respectively.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of additional borrowings used to maintain liquidity and fund expansion of our farmland investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments, such as interest rate swaps and caps, to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the fair value of our farmland portfolio is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of our tenants. Materially adverse changes in the fair value of our real estate may affect our ability to refinance our debt, if necessary.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

February 23, 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Land Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Gladstone Land Corporation and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 23, 2016

GLADSTONE LAND CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Real estate, at cost	$228,417,837	$148,371,478
Less: accumulated depreciation	(6,634,412)	(4,431,290)

Total real estate, net	221,783,425	143,940,188
Lease intangibles, net	1,763,541	1,317,575
Cash and cash equivalents	2,532,522	2,619,342
Restricted cash	—	132,741
Deferred financing costs, net	1,186,718	1,039,714
Other assets, net	2,472,041	2,653,064

TOTAL ASSETS	$229,738,247	$151,702,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes and bonds payable	$142,633,157	$82,417,361
Borrowings under line of credit	100,000	4,000,000
Accounts payable and accrued expenses	3,495,339	1,925,251
Due to related parties(1)	565,593	471,101
Other liabilities	4,937,439	2,919,583

TOTAL LIABILITIES	151,731,528	91,733,296

Commitments and contingencies(2)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized; 9,992,941 and 7,753,717 shares issued and outstanding as of December 31, 2015, and December 31, 2014, respectively	9,993	7,754
Additional paid in capital	86,892,095	65,366,309
Distributions in excess of earnings	(8,895,369)	(5,404,735)

TOTAL STOCKHOLDERS’ EQUITY	78,006,719	59,969,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$229,738,247	$151,702,624

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information.
(2)	Refer to Note 7, “Commitments and Contingencies,” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
OPERATING REVENUES:
Rental revenue	$11,888,091	$7,170,318	$4,027,687
Tenant recovery revenue	13,370	14,604	10,451

Total operating revenues	11,901,461	7,184,922	4,038,138

OPERATING EXPENSES:
Depreciation and amortization	3,113,492	1,735,644	722,455
Management fee(1)	1,343,384	1,079,534	195,609
Incentive fee(1)	—	—	41,037
Administration fee(1)	679,590	442,584	194,464
Professional fees	474,797	595,163	615,879
Acquisition-related expenses	467,048	520,352	153,725
Property operating expenses	729,036	434,514	119,463
General and administrative expenses	846,238	777,159	679,090

Operating expenses before credits from Adviser	7,653,585	5,584,950	2,721,722
Credits to fees from Adviser(1)	(320,905)	—	(41,037)

Total operating expenses, net of credits to fees	7,332,680	5,584,950	2,680,685

OPERATING INCOME	4,568,781	1,599,972	1,357,453

OTHER INCOME (EXPENSE):
Other income	48,531	47,520	56,234
Interest expense	(4,160,482)	(2,009,086)	(1,118,640)
Property and casualty recovery income, net	97,232	262,963	—
Gain on sale of real estate	14,483	—	—

Total other expense	(4,000,236)	(1,698,603)	(1,062,406)

Net income (loss) before income taxes	568,545	(98,631)	295,047

Income tax provision	—	(26,502)	(1,519,730)

NET INCOME (LOSS)	$568,545	$(125,133)	$(1,224,683)

EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$0.07	$(0.02)	$(0.20)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - basic and diluted	8,639,397	6,852,917	6,214,557

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Distributions	Total
	Number of Shares	Par Value	Additional Paid-in Capital	in Excess of Earnings	Stockholders’ Equity
Balance at December 31, 2012	2,750,000	$2,750	$—	$8,133,976	$8,136,726

Net loss	—	—	—	(1,224,683)	(1,224,683)
Proceeds from issuance of common stock, net	3,780,264	3,780	51,326,262	—	51,330,042
Distributions	—	—	—	(9,730,093)	(9,730,093)

Balance at December 31, 2013	6,530,264	$6,530	$51,326,262	$(2,820,800)	$48,511,992

Net loss	—	—	—	(125,133)	(125,133)
Proceeds from issuance of common stock, net	1,223,453	1,224	14,040,047	—	14,041,271
Distributions	—	—	—	(2,458,802)	(2,458,802)

Balance at December 31, 2014	7,753,717	$7,754	$65,366,309	$(5,404,735)	$59,969,328

Net income	—	—	—	568,545	568,545
Proceeds from issuance of common stock, net	2,239,224	2,239	21,525,786	—	21,528,025
Distributions	—	—	—	(4,059,179)	(4,059,179)

Balance at December 31, 2015	9,992,941	$9,993	$86,892,095	$(8,895,369)	$78,006,719

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015		2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$568,545	$(125,133)	$(1,224,683)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		3,113,492	1,735,644	722,455
Amortization of deferred financing costs		106,806	53,286	30,024
Amortization of deferred rent assets and liabilities, net		(200,783)	(194,267)	(68,617)
Allowance for doubtful accounts		10,219	—	—
Property and casualty recovery, net		(97,232)	(262,963)	—
Insurance proceeds received utilized for repairs to real estate assets		9,965	89,688	—
Deferred income taxes		—	—	(743,676)
Changes in operating assets and liabilities:
Other assets		(124,023)	(684,782)	25,205
Accounts payable, accrued expenses, and due to related parties		523,781	1,180,185	250,139
Other liabilities		843,065	1,751,964	548,800

Net cash provided by (used in) operating activities		4,753,835	3,543,622	(460,353)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate		(74,448,512)	(68,626,968)	(37,871,978)
Capital expenditures on existing real estate		(3,246,646)	(2,619,084)	(811,605)
Decrease (increase) in restricted cash		132,741	(132,700)	(41)
Purchase of U.S. Treasuries		—	—	(19,994,981)
Maturity of U.S. Treasuries		—	—	20,000,000
Deposits on future acquisitions		(50,000)	(350,000)	(200,000)
Deposits applied against real estate investments		(1,150,000)	—	—
Deposits refunded		200,000	50,000	150,000
Insurance proceeds received capitalized as real estate asset additions		87,267	344,512	—

Net cash used in investing activities		(78,475,150)	(71,334,240)	(38,728,605)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity		23,132,910	15,024,003	56,703,960
Offering costs		(1,482,029)	(950,965)	(4,687,579)
Borrowings from mortgage notes payable		60,841,476	41,188,600	13,565,000
Repayments on mortgage note payable		(625,680)	(1,825,404)	(1,228,715)
Net borrowings from line of credit		(3,900,000)	3,900,000	—
Payment of financing fees		(273,003)	(738,754)	(35,807)
Distributions paid		(4,059,179)	(2,458,802)	(9,730,093)

Net cash provided by financing activities		73,634,495	54,138,678	54,586,766

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(86,820)	(13,651,940)	15,397,808
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		2,619,342	16,271,282	873,474

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$2,532,522	$2,619,342	$16,271,282

Cash paid during the year for interest		$3,262,993	$1,431,214	$1,055,333

Cash paid during the year for income taxes		—	27,000	2,274,727

NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Other assets	$		$61,500	$—

Real estate additions included in Accounts payable and accrued expenses		1,157,347	81,072	309,174

Real estate additions included in Other liabilities		1,572,365	585,947	—

Offering costs included in Accounts payable, accrued expenses and due to related parties		225,684	141,967	—

Financing fees included in Accounts payable and accrued expenses		25,120	44,313	—

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

Real Estate and Lease Intangibles

Our investments in real estate consist of farmland and improvements made to the farmland, consisting of buildings; irrigation and drain systems; coolers, which are storage facilities used for cooling crops; warehouses used for storing, assembling and packing boxes; and horticulture acquired in connection with the land purchase, which currently consists of blueberry bushes and almond, avocado and lemon trees. We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the shorter of the estimated useful life or 25 years for horticulture acquired in connection with the purchase of farmland, 5 to 10 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements.

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition. Other of our acquisitions involve the acquisition of farmland that is already being operated as rental property and has a lease in place that we assume at the time of acquisition, which we will generally consider to be a business combination under ASC 805, “Business Combinations.” When an acquisition is considered a business combination, ASC 805 requires that the purchase price of real estate be allocated to (i) the tangible assets acquired and liabilities assumed, consisting of land, buildings, improvements, horticulture and long-term debt, and (ii) identifiable intangible assets and liabilities, typically the values of above- and below-market leases, in-place lease values, unamortized lease origination costs and tenant relationships, based in each case on their fair values. ASC 805 also requires that all costs related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.

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

We allocate purchase price to the fair value of the tangible assets and liabilities of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, buildings, improvements and horticulture, based on management’s determination of the fair values of such assets and liabilities. Real estate depreciation expense on these tangible assets was $2,271,766, $1,384,960 and $631,786 for the years ended December 31, 2015, 2014 and 2013, respectively.

We record above- and below-market lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease agreements, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining, non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate whether fixed-rate or below-market renewal options, if any, should be included.

The fair value of capitalized above-market lease values, included as part of Other assets in the accompanying Consolidated Balance Sheets, is amortized as a reduction of rental income on a straight-line basis over the remaining, non-cancelable terms of the respective leases, including that of any fixed-price or below-market renewal options. As of December 31, 2015 and 2014, the aggregate gross amount of above-market lease values was $19,528 and $65,203, respectively, and the total accumulated amortization related to these values was $7,540 and $9,027, respectively. For the years ended December 31, 2015 and 2014, total amortization related to above-market lease values was $16,934 and $9,027, respectively. We had not recorded any above-market lease values prior to 2014. In addition, in September 2015, we removed $45,675 of above-market lease values due to the termination of a lease that was assumed in connection with a farm acquired in June 2014, and the unamortized balance of this asset, which was $27,254, was immediately charged against rental income. The fair value of capitalized below-market lease values, included as part of Other liabilities in the accompanying Consolidated Balance Sheets, is amortized as an increase to rental income on a straight-line basis over the remaining, non-cancelable terms of the respective leases, including that of any fixed-price or below-market renewal options. As of December 31, 2015 and 2014, the aggregate gross amount of below-market lease values was $49,976 and $371,707, respectively, and the total accumulated amortization related to these values was $19,080 and $162,194, respectively. For the years ended December 31, 2015, 2014 and 2013, total accretion related to below-market lease values was $178,617, $146,534 and $68,617, respectively. During 2015, due to expirations of certain leases, we removed $321,731 of fully-amortized below-market lease values.

In certain instances, we will also record deferred revenue in connection with properties acquired as part of an asset acquisition when additional consideration, such as offering a below-market lease to the seller on a sale-leaseback transaction, is given to the seller of a property when the agreed-upon cash purchase price is significantly below the aggregate fair value of all identifiable tangible assets acquired or liabilities assumed. In transactions such as this, the amount of deferred revenue recorded will be determined in a manner similar to that described above for below-market lease values. The fair value of capitalized deferred revenue, included as part of Other liabilities in the accompanying Consolidated Balance Sheets, is amortized as an increase to rental income on a straight-line basis over the remaining, non-cancelable terms of the respective leases, including that of any fixed-price or below-market renewal options. As of December 31, 2015, the aggregate gross amount of such deferred revenue was $152,603, and the total accumulated amortization was $4,125. For the year ended December 31, 2015, total accretion related to such deferred revenue was $4,125. We had not recorded any deferred revenue in connection with properties acquired as part of an asset acquisition prior to 2015.

The total amount of the remaining intangible assets acquired, which consists of in-place lease values, unamortized lease origination costs and tenant relationship values, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, prospects for developing additional business with the tenant, the tenant’s credit quality and our expectations of lease renewals (including those existing under the terms of the current lease agreement), among other factors.

The value of in-place leases and unamortized lease origination costs are amortized to amortization expense on a straight-line basis over the remaining, non-cancelable terms of the respective leases, which currently range from 2 to 10 years. The value of tenant relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease at the existing property or entering into a lease at a different property we own, is amortized to amortization expense over the remaining lease term and any anticipated renewal periods in the respective leases.

Should a tenant terminate its lease, the unamortized portion of the above- or below-market lease values, deferred revenue, in-place lease values, lease origination costs and tenant relationship values would be charged to the appropriate income or expense account.

The total amount recorded as amortization expense related to these intangible assets, including amounts charged to amortization expense due to early lease terminations, was $841,726, $350,684 and $90,669 for the years ended December 31, 2015, 2014 and 2013, respectively. In September 2015, we removed $34,155 of intangible assets due to the termination of a lease that was assumed in connection with a farm acquired in June 2014, and the unamortized balance of these assets, which was $20,255, was immediately charged to amortization expense. In September 2014, we removed $46,526 of intangible assets due to the termination of a lease that was assumed in connection with a farm acquired in June 2014, and the unamortized balance of these assets, which was $43,328, was immediately charged to amortization expense.

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

We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. During the three months ended June 30, 2014, we had two separate fires that partially damaged structures on two separate properties, which constituted an indicator of impairment. However, in accordance with ASC 360, we assessed the recoverability of the two properties and determined that the net carrying value of each property was fully recoverable. Therefore, no impairment loss was recorded; however, we recorded property and casualty losses for each event. See “—Involuntary Conversions and Property and Casualty Recovery” below for further detail. We further concluded that none of our properties were impaired as of December 31, 2015, and we will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception.

Tenant Improvements

From time to time, our tenants may pay for improvements on certain of our properties with the ownership of the improvements remaining with us, in which case we will record the cost of such improvements as an asset, tenant improvements, along with a corresponding liability, deferred rent liability, on our balance sheet. When we are determined to be the owner of the tenant improvements, such improvements will be depreciated, and the related deferred rent liability will be amortized as an addition to rental income, each over the shorter of the useful life of the respective improvement or the remaining term of the existing lease in place. If the tenant is determined to be the owner of the tenant improvements, any tenant improvements funded by us are treated as a lease incentive and amortized as a reduction of rental income over the remaining term of the existing lease in place. In determining whether the tenant or the Company is the owner of such improvements, several factors will be considered, including, but not limited to: (i) whether the tenant or landlord retains legal title to the improvements upon expiration of the lease; (ii) whether the lease stipulates how such improvements should be treated; (iii) the uniqueness of the improvements (i.e., whether the improvements were made to meet the specific needs or for the benefit of the tenant leasing the property, or if the improvements generally increased the value or extended the useful life of the asset improved upon); (iv) the expected useful life of the improvements relative to the remaining length of the lease; (v) whether the tenant improvements are expected to have significant residual value at the end of the lease term; and (vi) whether the tenant or the Company constructs or directs construction of the improvements. The determination of who owns the improvements can be subject to significant judgment.

As of December 31, 2015, and December 31, 2014, we recorded aggregate gross tenant improvements of $1,302,009 and $585,947, respectively, and accumulated depreciation related to these improvements was $118,989 and $56,760, respectively. During the years ended December 31, 2015 and 2014, $62,229 and $56,760, respectively, was recorded as both depreciation expense and an addition to rental income. No tenant improvements were recorded prior to 2014. To date, we have not recorded any lease incentives.

Cash and Cash Equivalents

We consider cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. Our cash and cash equivalents at December 31, 2015 and 2014 were held in the custody of one financial institution, and our balance at times may exceed federally-insurable limits.

Restricted Cash

As of December 31, 2014, restricted cash consisted of $3,041 of accrued interest owed on funds held in escrow related to the acquisition of a property in December 2013 and $129,700 that was earmarked for the purchase of a water permit on one of our farms. These funds were released during the three months ended March 31, 2015, and we did not have any restricted cash as of December 31, 2015.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. Costs associated with our long-term borrowings are deferred and amortized over the terms of the respective financings using the straight-line method, which approximates the effective interest method. In the case of our line of credit, the straight-line method is used due to the revolving nature of the financing instrument. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense.

In addition, in accordance with ASC 470, “Debt,” when a financing arrangement is amended so that the only material change is an increase in the borrowing capacity, the unamortized deferred financing costs from the prior arrangement should be amortized over the term of the new arrangement.

Accumulated amortization of deferred financing costs was $224,239 and $117,433 as of December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, total amortization expense related to deferred financing costs was $106,806, $53,286 and $30,023, respectively, and is included in Interest expense on the accompanying Consolidated Statements of Operations. See Note 5, “Borrowings,” for further discussion on these related financings.

Other Assets and Other Liabilities

Other assets consist of deferred rent assets, short-term investments, prepaid expenses, deferred offering costs, deposits on potential real estate acquisitions, above-market lease values and other miscellaneous receivables. Other liabilities consist of rents received in advance, deferred rent liabilities, below-market lease values and funds held in escrow.

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease, reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals; we recognize such revenues on a straight-line basis. Certain other leases provide for additional rental payments that are based on a percentage of the gross crop revenue earned on the farm. Such contingent revenue is recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. As a result, depending on the circumstances of each lease, certain participating rents may be recognized by us in the year the crop was harvested, while other participating rents may be recognized in the year following the harvest. Deferred rent receivable, included in Other assets on the accompanying Consolidated Balance Sheets, includes the cumulative difference between rental revenue as recorded on a straight-line basis and cash rents received from the tenants in accordance with the lease terms.

In addition, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. We perform a quarterly review on deferred rent receivable as it relates to straight-line rents and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions of the industry in which the tenant operates and economic and agricultural conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectable accounts or record a direct write-off of the specific rent receivable. During the year ended December 31, 2015, we wrote off $6,504 of deferred rent receivable related to the early termination of two leases; no such reserves or direct write-offs were recorded prior to 2015.

Tenant recovery revenue includes payments received from tenants as reimbursements for certain operating expenses, such as property taxes and insurance premiums. These expenses and their subsequent reimbursements are recognized under property operating expenses as incurred and tenant recovery revenue as earned, respectively, and are recorded in the same periods.

Other Income

We record non-operating and unusual or infrequent income as Other income on our Consolidated Statements of Operations. Other income recorded for the years ended December 31, 2015, 2014 and 2013 was primarily from interest earned on short-term investments, income tax refunds from the State of California and, for 2015 only, interest patronage received on certain of our long-term borrowings.

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

Gain on sale of real estate

We recognize gains (or losses) on sales of real estate upon the closing of a transaction (be it an outright sale of a property or the sale of a perpetual, right-of-way easement on all or a portion of a property) with the purchaser. Gains are recognized using the full accrual method when the collectability of the sales price is reasonably assured, we are not obligated to perform additional activities that may be considered significant, the initial investment from the buyer is sufficient and other profit recognition criteria have been satisfied. Gains on sales of real estate may be deferred in whole or in part until the requirements for gain recognition have been met.

Income taxes

We have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT under the Internal Revenue Code of 1986, as amended. On September 3, 2014, we filed our 2013 federal income tax return, on which we elected to be taxed as a REIT for federal income tax purposes beginning with our tax year ended December 31, 2013. As a REIT, we generally are not subject to federal income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income.

Beginning January 1, 2013, Land Advisers has been treated as a wholly-owned TRS that is subject to federal and state income taxes. Though Land Advisers has had no activity to date, we would account for any future income taxes in accordance with the provisions of ASC 740, “Income Taxes.”

A reconciliation between the U.S. statutory federal income tax rate and our effective income tax rate for the years ended December 31, 2015, 2014 and 2013 is provided in the following table:

	2015	2014	2013
U.S. statutory federal income tax rate	0.0%	0.0%	0.0%
State taxes, net of U.S. federal income tax benefit(1)	0.0%	26.9%	41.7%
Other adjustments(2)	0.0%	0.0%	473.4%

Effective tax rate	0.0%	26.9%	515.1%

(1)	State tax adjustments made to the 2013 and 2014 income tax provision related to taxes owed to the state of California as a result of prior-year land transfers.
(2)	Adjustments made to the 2013 income tax provision related primarily to the recognition of $2.1 million of income taxes on a deferred intercompany gain relating to land transfers from prior years. This tax became due upon our election to be taxed as a REIT for the tax year ended December 31, 2013. This was partially offset by the reversal of our deferred tax liability, which resulted in a net benefit of REIT conversion of $743,676.

The provision for income taxes included in our Consolidated Financial Statements for both 2014 and 2013 was all current. We have performed a review of our tax positions and determined that, as of December 31, 2015 and 2014, we had no material provisions for uncertain tax positions.

Reclassifications

Certain line items on the Consolidated Balance Sheet as of December 31, 2014, and the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity or net income (loss).

Segment Reporting

We do not evaluate performance on a property-specific or transactional basis, nor do we distinguish our principal business or group our operations on a geographical basis for purposes of measuring performance. Thus, we believe we have a single operating segment for reporting purposes in accordance with GAAP, that segment being farmland and farm-related properties.

Comprehensive Income (Loss)

For the years ended December 31, 2015, 2014 and 2013, net income (loss) equaled comprehensive income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying Consolidated Financial Statements.

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

Recently-Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The new standard changes the way a reporting entity evaluates whether (a) limited partnerships and similar entities should be consolidated, (b) fees paid to decision makers or service providers are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. ASU 2015-02 is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We intend to adopt this pronouncement during the three months ending March 31, 2016, and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We intend to adopt this pronouncement during the three months ending March 31, 2016, and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard.

In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. ASU 2015-15 was effective immediately. We have assessed the impact of ASU 2015-15 and identified no material impact on our financial position, results of operations or cash flows from adopting this standard.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which pertains to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Any adjustments should be calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We intend to adopt this pronouncement during the three months ending March 31, 2016, and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard.

NOTE 3. REAL ESTATE AND LEASE INTANGIBLES

All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about our 43 farms as of December 31, 2015:

Property Name	Location	Date Acquired	Number of Farms	Total Acres	Farm Acres	Lease Expiration Date		Net Cost Basis(1)	Encumbrances
San Andreas	Watsonville, CA	6/16/1997	1	307	238	12/31/2020		$4,786,649	$4,677,258
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	6/30/2020		12,198,297	23,796,549
West Beach	Watsonville, CA	1/3/2011	3	196	195	12/31/2023		9,299,418	4,556,294
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	10/31/2020		2,684,346	1,509,625
Keysville Road	Plant City, FL	10/26/2011	2	59	56	6/30/2020		1,240,565	897,600
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	6/14/2018		3,957,326	2,640,000
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	6/30/2017		3,943,865	2,522,250
38th Avenue	Covert, MI	4/5/2013	1	119	89	4/4/2020		1,274,852	720,943
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	5/31/2028		3,109,843	1,666,610
Natividad Road	Salinas, CA	10/21/2013	1	166	166	10/31/2024		8,421,700	3,763,311
20th Avenue	South Haven, MI	11/5/2013	3	151	94	11/4/2018		1,890,436	1,075,232
Broadway Road	Moorpark, CA	12/16/2013	1	60	46	12/15/2023		2,880,849	1,612,848
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	12/31/2023		13,917,561	7,526,622
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	2/29/2024		7,875,996	3,602,026
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	9/30/2024		2,423,608	1,451,563
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	9/30/2022		5,777,020	3,171,933
McIntosh Road	Dover, FL	6/20/2014	2	94	78	6/30/2017	(2)	2,476,569	1,519,620
Naumann Road	Oxnard, CA	7/23/2014	1	68	66	7/31/2017		6,782,572	3,704,173
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	10/31/2024		6,822,097	3,118,172
Wauchula Road	Duette, FL	9/29/2014	1	808	590	9/30/2024		13,771,697	7,742,812
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	7/31/2017		24,242,056	13,440,396
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	11/3/2017		6,061,157	3,675,000
Espinosa Road	Salinas, CA	1/5/2015	1	331	329	10/31/2016		16,541,996	10,178,000
Parrish Road	Duette, FL	3/10/2015	1	419	211	6/30/2025		4,283,210	2,374,680
Immokalee Exchange	Immokalee, FL	6/25/2015	2	2,678	1,644	6/30/2020		15,644,287	9,360,000
Holt County	Stuart, NE	8/20/2015	1	1,276	1,052	12/31/2018		5,478,661	3,301,000
Rock County	Bassett, NE	8/20/2015	1	1,283	1,049	12/31/2018		5,473,099	3,301,000
Bear Mountain	Arvin, CA	9/3/2015	3	854	841	1/9/2031		19,384,361	8,176,640
Corbitt Road	Immokalee, FL	11/2/2015	1	691	390	12/31/2021		3,820,031	3,760,000
Reagan Road	Willcox, AZ	12/22/2015	1	1,239	875	12/31/2025		5,732,435	3,891,000

			43	16,810	13,022			$222,196,559	$142,733,157

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Includes Total real estate, net and Lease intangibles, net; plus net above-market lease values included in Other assets; and less net below-market lease values, deferred revenue and unamortized tenant improvements included in Other liabilities, each as shown on the accompanying Consolidated Balance Sheet.
(2)	There are two leases in place on this property, one originally scheduled to expire on June 30, 2016, which lease was renewed subsequent to December 31, 2015 (see Note 10, “Subsequent Events”), and the other scheduled to expire on June 30, 2017.

Real Estate

The following table sets forth the components of our investments in tangible real estate assets as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Real estate:
Land and land improvements	$192,020,381	$122,999,316
Irrigation systems	21,849,508	12,365,514
Buildings and improvements	11,184,647	10,479,301
Horticulture	1,490,695	1,559,340
Other site improvements	1,872,606	968,007

Real estate, at cost	228,417,837	148,371,478
Accumulated depreciation	(6,634,412)	(4,431,290)

Real estate, net	$221,783,425	$143,940,188

New Real Estate Activity

Certain acquisitions during the years ended December 31, 2015 and 2014 were accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) 805, as there was a prior leasing history on the property. As such, the fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred, other than those costs that directly related to reviewing or assigning leases we assumed upon acquisition, which were capitalized as part of leasing costs. For acquisitions accounted for as asset acquisitions under ASC 360, all acquisition-related costs were capitalized and included as part of the fair value allocation of the identifiable tangible assets acquired, other than those costs that directly related to originating new leases we executed upon acquisition, which were capitalized as part of leasing costs.

2015 New Real Estate Activity

During the year ended December 31, 2015, we acquired 11 new farms in 8 separate transactions, which are summarized in the table below.

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Cash Rent(1)	Long-term Debt Issued
Espinosa Road(2)	Salinas, CA	1/5/2015	331	1	Strawberries	1.8 years	None	$16,905,500	$89,885	(3)	$778,342	$10,178,000
Parrish Road	Duette, FL	3/10/2015	419	1	Strawberries	10.3 years	2 (5 years)	3,913,280	103,610	(3)	251,832	2,374,680
Immokalee Exchange	Immokalee, FL	6/25/2015	2,678	2	Misc. Vegetables	5.0 years	2 (5 years)	15,757,700	151,746	(3)	960,104	9,360,000
Holt County	Stuart, NE	8/20/2015	1,276	1	Misc. Vegetables	3.4 years	None	5,504,000	27,589	(3)	289,815	3,301,000
Rock County	Bassett, NE	8/20/2015	1,283	1	Misc. Vegetables	3.4 years	None	5,504,000	27,589	(3)	289,815	3,301,000
Bear Mountain	Arvin, CA	9/3/2015	854	3	Almonds(4)	15.4 years	1 (10 years)	18,922,500	119,128	(5)	828,608	21,138,196
Corbitt Road	Immokalee, FL	11/2/2015	691	1	Misc. Vegetables	6.1 years	1 (6 years)	3,760,000	74,857	(5)	226,938	3,760,000
Reagan Road	Willcox, AZ	12/22/2015	1,239	1	Corn	10.0 years	2 (5 years)	5,700,000	37,544	(5)	319,240	3,891,000

			8,771	11				$75,966,980	$631,948		$3,944,694	$57,303,876

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease.
(2)	In connection with this acquisition, our Adviser earned a finder’s fee of $320,905, which fee was fully credited back to us by our Adviser during the three months ended March 31, 2015. See Note 4, “Related- Party Transactions” for further discussion on this fee.
(3)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $11,825 of direct leasing costs in connection with these acquisitions.
(4)	Property currently consists of open ground and old grape vineyards. However, we will be removing the existing vineyards and converting the property into an almond orchard, which development is expected to be completed by June 30, 2016.
(5)	Acquisition accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the year ended December 31, 2015, to be as follows:

Property Name	Land and Land Improvements	Buildings and Improvements	Irrigation System	In-place Leases	Leasing Costs	Tenant Relationships	Above-(Below)- Market Leases & (Deferred Revenue)	Total Purchase Price
Espinosa Road	$15,852,466	$84,478	$497,401	$246,472	$43,895	$180,788	$—	$16,905,500
Parrish Road	2,403,064	42,619	1,299,851	54,405	77,449	35,892	—	3,913,280
Immokalee Exchange	14,410,840	273,107	515,879	229,406	148,691	179,777	—	15,757,700
Holt County	4,690,369	56,253	729,884	—	27,494	—	—	5,504,000
Rock County	4,862,314	72,232	540,589	—	28,865	—	—	5,504,000
Bear Mountain	18,428,247	—	494,253	—	—	—	—	18,922,500
Corbitt Road	3,186,765	254,963	470,875	—	—	—	(152,603)	3,760,000
Reagan Road	4,207,040	18,366	1,474,594	—	—	—	—	5,700,000

	$68,041,105	$802,018	$6,023,326	$530,283	$326,394	$396,457	$(152,603)	$75,966,980

The allocation of the purchase price for the farms acquired during the year ended December 31, 2015, is preliminary and may change during the measurement period if we obtain new information regarding the assets acquired or liabilities assumed at the acquisition date.

Below is a summary of the total operating revenues and earnings recognized on the properties acquired during the year ended December 31, 2015:

Property Name	Acquisition Date	Operating Revenues	Earnings(1)
Espinosa Road	1/5/2015	$769,972	$383,201
Parrish Road	3/10/2015	203,341	57,613
Immokalee Exchange	6/25/2015	480,052	313,387
Holt County	8/20/2015	105,954	78,315
Rock County	8/20/2015	105,954	72,753
Bear Mountain	9/3/2015	271,599	249,958
Corbitt Road	11/2/2015	29,970	8,916
Reagan Road	12/22/2015	8,582	3,473

		$1,975,424	$1,167,616

(1)	Earnings are calculated as net income less interest expense and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.

2014 New Real Estate Activity

During the year ended December 31, 2014, we acquired 11 new farms in 8 separate transactions, which are summarized in the table below.

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight- line Rent(1)	Long-term Debt Issued
Collins Road	Clatskanie, OR	5/30/2014	200	2	Blueberries	10.3 years	3 (5 years)	$2,591,333	$60,329	(2)	$181,172	$—
Spring Valley	Watsonville, CA	6/13/2014	145	1	Strawberries	2.3 years	None	5,900,000	49,582	(2)	270,901	—
McIntosh Road	Dover, FL	6/20/2014	94	2	Strawberries	3.0 years	1 (3 years) / None(3)	2,666,000	60,939	(2)	133,154	1,599,600
Naumann Road	Oxnard, CA	7/23/2014	68	1	Strawberries	3.0 years	1 (3 years)	6,888,500	91,103	(2)	329,667	—
Sycamore Road	Arvin, CA	7/25/2014	326	1	Misc. Vegetables	1.3 years(4)	None(4)	5,800,000	44,434	(2)	184,304	—
Wauchula Road	Duette, FL	9/29/2014	808	1	Strawberries	10.0 years	2 (5 years)	13,765,000	132,555	(5)	888,439	8,259,000
Santa Clara Avenue	Oxnard, CA	10/29/2014	333	2	Strawberries	0.8 years	1 (2 years)	24,592,000	100,603	(2)	1,231,422	25,000,000
Dufau Road	Oxnard, CA	11/4/2014	65	1	Strawberries	3.0 years	1 (3 years)	6,125,600	66,474	(2)	304,607	3,675,000

			2,039	11				$68,328,433	$606,019		$3,523,666	$38,533,600

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease.
(2)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $21,408 of direct leasing costs in connection with these acquisitions.
(3)	This property has a separate tenant leasing each of the property’s two farms. One lease provides for one 3-year renewal option, while the other does not include a renewal option.
(4)	Upon acquisition of this property, we assumed the in-place lease, which expires October 31, 2015. In addition, we executed a 9-year, follow-on lease with a new tenant that commences November 1, 2015. Under the terms of the follow-on lease, the tenant has one 3-year renewal option, and annualized, straight-line rents will be $311,760.
(5)	Acquisition accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the year ended December 31, 2014, to be as follows:

Property Name	Land and Land Improvements	Buildings and Improvements	Irrigation System	Horticulture(1)	In-place Leases	Leasing Costs	Tenant Relationships	Above-(Below)- Market Leases	Total Purchase Price
Collins Road	$1,252,388	$682,385	$—	$520,993	$45,086	$65,685	$24,796	$—	$2,591,333
Spring Valley	5,576,138	5,781	200,855	—	83,487	17,498	66,217	(49,976)	5,900,000
McIntosh Road	1,970,074	33,592	537,254	—	34,674	16,766	27,966	45,674	2,666,000
Naumann Road	6,219,293	433,087	71,586	—	75,520	34,228	54,786	—	6,888,500
Sycamore Road	5,840,750	—	67,000	—	48,670	3,764	—	(160,184)	5,800,000
Wauchula Road	8,388,424	1,887,530	3,489,046	—	—	—	—	—	13,765,000
Santa Clara Avenue	23,672,902	163,140	187,314	—	310,119	29,153	229,372	—	24,592,000
Dufau Road	5,859,721	3,021	88,827	—	71,654	30,128	52,720	19,529	6,125,600

	$58,779,690	$3,208,536	$4,641,882	$520,993	$669,210	$197,222	$455,857	$(144,957)	$68,328,433

(1)	Horticulture acquired on Collins Road consists of various types of blueberry bushes.

Below is a summary of the total operating revenues and earnings recognized on the properties acquired during the year ended December 31, 2014:

Property Name	Acquisition Date	Operating Revenues	Earnings (1)
Collins Road	5/30/2014	$106,658	$33,303
Spring Valley	6/13/2014	148,996	81,073
McIntosh Road	6/20/2014	58,021	(22,902	)(2)
Naumann Road	7/23/2014	145,337	104,726
Sycamore Road	7/25/2014	80,328	39,574
Wauchula Road	9/29/2014	226,978	101,794
Santa Clara Avenue	10/29/2014	212,078	73,833
Dufau Road	11/4/2014	48,229	32,807

		$1,026,625	$444,208

(1)	Earnings are calculated as net income less interest expense and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.
(2)	Includes $43,328 of lease intangibles that were written off during the three months ended September 30, 2014, related to the termination of a lease in September 2014 that we had assumed upon acquisition.

Acquired Intangibles and Liabilities

The following table shows the weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed in connection with the new properties acquired during the years ended December 31, 2015 and 2014:

Intangible Assets and Liabilities	2015	2014
In-place leases	4.1	2.2
Leasing costs	5.5	5.0
Tenant relationships	9.5	4.7
Above-market lease values	—	3.0
Below-market lease and sale inducement values	6.2	1.5

All intangible assets and liabilities	6.2	3.2

Pro-Forma Information

We acquired 11 farms during each of the years ended December 31, 2015 and 2014. The following table reflects pro-forma consolidated financial information as if each farm was acquired on January 1 of the respective prior fiscal year. In addition, pro-forma earnings have been adjusted to assume that acquisition-related costs related to these farms were incurred at the beginning of the previous fiscal year.

	For the Years Ended December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Operating Data:
Total operating revenue	$13,993,765	$13,831,669
Total operating expenses	(7,282,204)	(7,767,114)
Other expenses	(4,861,169)	(4,695,902)

Net income before income taxes	1,850,392	1,368,653
Provision for income taxes	—	(26,502)

Net income	$1,850,392	$1,342,151

Share and Per-share Data:
Earnings per share of common stock – basic and diluted	$0.20	$0.18

Weighted-average common shares outstanding – basic and diluted	9,216,469	7,608,416

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

Significant Existing Real Estate Activity

On February 9, 2015, we terminated the lease with the tenant occupying Keysville Road and, on February 10, 2015, entered into a lease with a new tenant to occupy the property. The new lease is scheduled to expire on June 30, 2020, and provides for rent escalations over its life, with minimum, annualized straight-line rental income of $73,749, representing a 7.9% increase over that of the previous lease. In connection with the termination of the previous lease, during the three months ended March 31, 2015, we wrote off an aggregate amount of $40,022 related to deferred rent asset balances and rental income, including $32,497 that had been recorded in prior periods.

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

On September 10, 2015, we terminated the lease with the tenant occupying one of the McIntosh Road farms and immediately entered into a new lease agreement with a different tenant to occupy the property. The new lease is scheduled to expire on June 30, 2016, and provides for minimum rental payments of $43,200 over its term. In connection with the termination of the previous lease, during the three months ended September 30, 2015, we wrote off an aggregate amount of $27,274 related to unamortized above-market lease value and deferred rent asset balances. In addition, we expensed $20,255 of unamortized intangible assets related to the old lease.

On October 5, 2015, we executed a lease amendment with the tenant on East Shelton to provide for additional annual rent in connection with the completion of certain irrigation upgrades we performed on the property. The amendment also adjusted the rent due for the next two years as stipulated in the lease as the first minimum rent reset period. The portion of the amendment related to the recovery of capital expenditures resulted in additional annualized, straight-line rents of $16,268 throughout the entire lease term, while the portion of the amendment related to the market rent reset period will result in an additional $78,780 of annualized, straight-line rental income for the two-year period ending on February 28, 2018, at which time the next market reset period will begin.

On November 6, 2015, we executed an agreement for a perpetual right-of-way easement that will allow for the installation of a natural gas pipeline underneath approximately 2.6 nonfarmable acres on Collins Road. In return, we received $17,021 of gross consideration, $14,483 of which was recognized as a capital gain during the year ended December 31, 2015, in accordance with GAAP.

For further leasing activity on our existing properties, see Note 9, “Subsequent Events.”

Involuntary Conversions and Property and Casualty Recovery

In April 2014, two separate fires occurred on two of our properties, partially damaging a structure on each property. One occurred on 20th Avenue, destroying the majority of a residential house, and the other occurred on West Gonzales, damaging a portion of a cooling facility. During the year ended December 31, 2014, we wrote down the carrying values of these properties by an aggregate amount of $232,737, and, in accordance with ASC 605, “Revenue Recognition – Gains and Losses,” we also recorded a corresponding property and casualty loss. We recovered $495,700 of insurance proceeds during the year ended December 31, 2014, and, in accordance with ASC 450, “Contingencies,” we recorded these amounts as an offset to the property and casualty loss recorded earlier in the year, resulting in a net recovery. During the year ended December 31, 2015, we recovered an additional $97,232 of insurance proceeds, and such recovery is included in Property and casualty recovery, net on the accompanying Consolidated Statements of Operations.

Repairs have been completed on each of these properties. During the year ended December 31, 2015, we expended $35,648 in repairs and upgrades to the cooler as a result of the fire on West Gonzales, of which $25,682 was capitalized as a real estate addition, and $9,966 was recorded in repairs and maintenance expense, included in Property operating expense on the accompanying Condensed Consolidated Statements of Operations. Repairs on 20th Avenue were also completed during the year ended December 31, 2015, at no cost to us. During the year ended December 31, 2014, we expended $496,784 in repairs and upgrades to the cooler, of which $407,096 was capitalized as a real estate addition and $89,688 was recorded in repairs and maintenance expense.

Each of these insurance claims has been closed, and no further recoveries are expected for either of these fires.

Intangible Assets and Liabilities

The following table summarizes the carrying value of lease intangibles and the accumulated amortization for each intangible asset or liability class as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$1,225,955	$(573,149)	$869,207	$(263,428)
Leasing costs	677,112	(183,851)	357,210	(80,617)
Tenant relationships	886,743	(269,269)	501,670	(66,467)

	$2,789,810	$(1,026,269)	$1,728,087	$(410,512)

	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values(1)	$19,528	$(7,540)	$65,203	$(9,027)
Below-market lease values and deferred revenue(2)	(202,579)	23,205	(371,707)	162,194

	$(183,051)	$15,665	$(306,504)	$153,167

(1)	Above-market lease values are included as a part of Other assets in the accompanying Consolidated Balance Sheets, and the related amortization is recorded as a reduction of rental income.
(2)	Below-market lease values and deferred revenue are included as a part of Other liabilities in the accompanying Consolidated Balance Sheets, and the related accretion is recorded as an increase to rental income.

The estimated aggregate amortization expense to be recorded related to in-place leases, leasing costs and tenant relationships and the estimated net impact on rental income from the amortization or accretion of above- and below-market lease values and deferred revenue for each of the five succeeding fiscal years and thereafter is as follows:

Period		Estimated Amortization Expense	Estimated Net Increase to Rental Income
For the fiscal years ending December 31:	2016	$624,604	$29,324
	2017	348,854	22,814
	2018	246,624	23,845
	2019	207,158	29,323
	2020	117,966	29,324
	Thereafter	218,335	32,756

		$1,763,541	$167,386

Lease Expirations

The following table summarizes the future lease expirations by year for our properties as of December 31, 2015:

Year	Number of Expiring Leases	Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Year Ended December 31, 2015	% of Total Rental Revenue
2016(1)	4	368	2.2%	$816,811	6.9%
2017	8	647	3.9%	2,160,141	18.2%
2018	5	2,929	17.4%	581,084	4.9%
2019	0	0	0.0%	—	0.0%
2020	6	3,888	23.1%	3,763,641	31.6%
2021	2	691	4.1%	29,970	0.2%
Thereafter	13	8,287	49.3%	4,536,444	38.2%

Totals	38	16,810	100.0%	$11,888,091	100.0%

(1)	Includes a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis, for which we recorded $32,064 of rental revenue during the year ended December 31, 2015, and a residential lease on one of our properties that is not expected to be renewed upon its expiration in 2016 and for which no rental revenue was recorded during the year ended December 31, 2015. In addition, one of the agricultural leases originally set to expire in 2016 was renewed subsequent to December 31, 2015. See Note 10, “Subsequent Events,” for further discussion on this lease renewal.

Future Lease Payments

Future operating lease payments from tenants under all non-cancelable leases, excluding tenant reimbursement of expenses, for each of the five succeeding fiscal years and thereafter as of December 31, 2015, are as follows:

		Tenant Lease
Period		Payments
For the fiscal years ending December 31:	2016	$12,876,180
	2017	10,895,846
	2018	10,860,980
	2019	10,310,834
	2020	8,303,119
	Thereafter	25,233,615

		$78,480,574

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay real estate property taxes on the respective parcels of land in the event the tenants fail to pay them.

Portfolio Diversification and Concentrations

Diversification

The following table summarizes the geographic locations, by state, of our properties with leases in place as of December 31, 2015 and 2014:

	As of and For the Year Ended December 31, 2015					As of and For the Year Ended December 31, 2014
	Number		% of		% of Total	Number		% of		% of Total
	of	Total	Total	Rental	Rental	of	Total	Total	Rental	Rental
State	Farms	Acres	Acres	Revenue	Revenue	Farms	Acres	Acres	Revenue	Revenue
California	18	3,576	21.3%	$7,754,945	65.2%	14	2,391	29.7%	$4,778,579	66.6%
Florida	13	5,092	30.3%	2,166,660	18.2%	9	1,304	16.2%	759,398	10.6%
Oregon	4	2,313	13.8%	1,168,725	9.8%	4	2,313	28.8%	1,080,105	15.1%
Arizona	2	3,000	17.8%	338,446	2.9%	1	1,761	21.9%	299,785	4.2%
Michigan	4	270	1.6%	247,407	2.1%	4	270	3.4%	252,451	3.5%
Nebraska	2	2,559	15.2%	211,908	1.8%	—	—	—	—	—

	43	16,810	100.0%	$11,888,091	100.0%	32	8,039	100.0%	$7,170,318	100.0%

Concentrations

Credit Risk

Our farms are leased to 33 different, third-party tenants, with certain tenants leasing more than one farm. Dole Food Company (“Dole”) leases two of our farms, and aggregate rental revenue attributable to Dole accounted for approximately $2.9 million, or 24.8% of the total rental revenue recorded during the year ended December 31, 2015. In addition, a separate tenant accounted for approximately $1.3 million, or 10.7% of the total rental revenue recorded during the year ended December 31, 2015. If either tenant fails to make rental payments or elects to terminate their lease, and the land cannot be re-leased on satisfactory terms, there would likely be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total rental revenue recorded during the year ended December 31, 2015.

Geographic Risk

18 of our 43 farms owned as of December 31, 2015, are located in California, and 13 farms are located in Florida. As of December 31, 2015, our farmland in California accounted for 3,576 acres, or 21.3% of the total acreage we owned. Furthermore, these farms accounted for approximately $7.8 million, or 65.2%, of the total rental revenue recorded during the year ended December 31, 2015. However, these farms are spread across three of the many different growing regions within California. As of December 31, 2015, our farmland in Florida accounted for 5,092 acres, or 30.3% of the total acreage we owned, and these farms accounted for approximately $2.2 million, or 18.2%, of the total rental revenue recorded during the year ended December 31, 2015. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of the total rental revenue recorded during the year ended December 31, 2015.

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

Amended and Restated Advisory and Administration Agreements

On February 1, 2013, we entered into each of the Amended Advisory Agreement and the Amended Administration Agreement.

Amended Advisory Agreement

Base Management Fee

Pursuant to the Amended Advisory Agreement that went into effect on February 1, 2013, we pay an annual base management fee equal to a percentage of our adjusted stockholders’ equity, which is defined as our total stockholders’ equity at the end of each quarter less the recorded value of any preferred stock we may issue and, for 2013 only, any uninvested cash proceeds from the IPO (as defined herein). For 2013, the base management fee was set at 1.0% of our adjusted stockholders’ equity; however, beginning January 1, 2014, we pay a base management equal to 2.0% of our adjusted stockholders’ equity, which no longer excludes uninvested cash proceeds from the IPO.

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

For the three months ended March 31, 2013, we paid an incentive fee to our Adviser of $41,037; however, during the three months ended June 30, 2013, our Adviser issued a one-time, irrevocable waiver equal to the full amount of the incentive fee paid for the three months ended March 31, 2013, and such fee was credited to us during the three months ended June 30, 2013. There was no net incentive fee earned by our Adviser for the years ended December 31, 2015, 2014 or 2013, as our Pre-Incentive Fee FFO did not exceed the hurdle rate.

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

As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses is now generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements. This change in methodology resulted in an increase in the fee we paid to our Administrator of approximately 137% for the six months ended December 31, 2014, as compared to the first six months of fiscal year 2014 and an increase of 135% for the six months ended June 30, 2015, as compared to the respective prior-year period.

The following table summarizes the management fees, incentive fees and associated credits and the administration fees reflected in our accompanying Consolidated Statements of Operations:

	For the Years Ended December 31,
	2015		2014	2013
Management Fee:
Allocated payroll and benefits	$—		$—	$38,668
Allocated overhead expenses	—		—	7,538

Prior management advisory fee(1)	—		—	46,206
Amended base management fee(2)	1,343,384		1,079,534	149,403

Total management fee(3)	$1,343,384		$1,079,534	$195,609

Incentive Fee:
Incentive Fee(3)(4)	$—		$—	$41,037
Credit from voluntary, irrevocable waiver by Adviser’s board of directors(3)	(320,905	)(4)	—	(41,037	)(5)

Net incentive fee	$(320,905)		$—	$—

Administration Fee:
Allocated payroll and benefits	$—		$—	$14,034
Allocated overhead expenses	—		—	4,498

Prior administration fee(1)	—		—	18,532
Amended administration fee(2)	679,590		442,584	175,932

Total administration fee(3)	$679,590		$442,584	$194,464

(1)	Pursuant to the Prior Advisory and Administration Agreements, respectively, both of which were terminated on January 31, 2013.
(2)	Pursuant to the Amended Advisory and Administration Agreements, respectively, both of which became effective on February 1, 2013.
(3)	Reflected as a line item on our accompanying Consolidated Statements of Operations.
(4)	The credit received from our Adviser for the year ended December 31, 2015, was attributable to a finder’s fee earned by our Adviser in connection with a farm we acquired during the three months ended March 31, 2015, which fee was granted to us as a one-time, voluntary and irrevocable waiver to be applied against the fees we pay to our Adviser.
(5)	An incentive fee of $41,037 was paid to our Adviser for the three months ended March 31, 2013; however, during the three months ended June 30, 2013, our Adviser issued a one-time, voluntary and irrevocable waiver equal to the full amount of the incentive fee due and payable to the Adviser for the three months ended March 31, 2013.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Balance Sheets as of December 31, 2015 and 2014 were as follows:

	2015	2014
Management fee due to Adviser	$362,373	$301,487
Other due to Adviser(1)	13,140	3,187

Total due to Adviser	375,513	304,674

Administration fee due to Administrator	190,080	166,427

Total due to Administrator	190,080	166,427

Total due to related parties(2)	$565,593	$471,101

(1)	Other fees due to related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser or Administrator on our behalf.
(2)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.

NOTE 5. BORROWINGS

Our borrowings as of December 31, 2015 and 2014 are summarized below:

					As of December 31, 2015					As of December 31, 2014
Issuer	Type of Issuance	Date(s) of Issuance	Initial Commitment	Maturity Date(1)	Principal Outstanding	Stated Interest Rate(2)		Undrawn Commitment		Principal Outstanding	Stated Interest Rate(2)		Undrawn Commitment
MetLife	Mortgage Note Payable	5/9/2014	100,000,000	1/5/2029(3)	$87,470,194	3.35%		12,529,806	(4)	66,331,998	3.61%		33,668,002	(4)
MetLife	Line of Credit	5/9/2014	25,000,000	4/5/2024	100,000	2.58%		24,900,000	(4)	4,000,000	2.75%		21,000,000	(4)
Farm Credit	Mortgage Notes Payable	9/19/2014–11/2/2015	22,185,880	4/9/2031	21,456,963	3.42	%(5)	—		12,410,363	3.53	%(5)	—
Farmer Mac	Bonds Payable	12/11/2014	75,000,000	7/24/2019(6)	33,706,000	2.87%		41,294,000	(7)	3,675,000	3.25%		71,325,000	(7)

				Totals:	$142,733,157			$78,723,806		$86,417,361			$125,993,002

(1)	Where applicable, represents the weighted-average maturity date.
(2)	Where applicable, represents the weighted-average, blended rate on the respective borrowing facilities as of each December 31, 2015, and December 31, 2014.
(3)	If facility not fully utilized by December 31, 2017, MetLife has the option to be relieved of its obligations to disburse the additional funds under the loan.
(4)	Based on the properties that were pledged as collateral under the MetLife Facility as of each December 31, 2015, and December 31, 2014, approximately $8.9 million and $13.8 million, respectively, of the aggregate undrawn commitment under the facility was available for us to draw.
(5)	Rate is before interest patronage (as described below). 2014 interest patronage received resulted in a 12.7% refund of the interest accrued on such borrowings during the year ended December 31, 2014.
(6)	If facility is not fully utilized by December 11, 2016, Farmer Mac has the option to be relieved of its obligations to purchase additional bonds under the facility.
(7)	At each of December 31, 2015, and December 31, 2014, there was no additional availability to draw under this facility, as no additional properties had been pledged as collateral.

The weighted-average interest rate charged on all of our borrowings, excluding the impact of deferred financing costs and before any interest patronage, or refunded interest, was 3.4% for the year ended December 31, 2015, as compared to 3.6% for each of the years ended December 31, 2014 and 2013. 2014 interest patronage from our Farm Credit (as defined below) borrowings, which patronage was received during the three months ended June 30, 2015, resulted in a 12.7% reduction to the stated interest rate on such borrowings. We are unable to estimate the amount of patronage to be received, if any, related to interest accrued during 2015 on our Farm Credit borrowings.

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

On May 9, 2014, we closed on a new facility with MetLife that replaced the Prior MetLife Credit Facility. The new facility with MetLife consists of a $100.0 million long-term note payable that is scheduled to mature on January 5, 2029 (the “New MetLife Note Payable”), and a $25.0 million revolving equity line of credit that is scheduled to mature on April 5, 2024 (the “New MetLife Line of Credit” and, together with the New MetLife Note Payable, the “New MetLife Credit Facility”). Similar to the Prior MetLife Credit Facility, under the New MetLife Credit Facility, we may generally borrow up to 58% of the aggregate of the lower of cost or the appraised value of the pool of agricultural real estate pledged as collateral.

Initial advances under the New MetLife Note Payable bore interest at a fixed rate of 3.50% per annum, plus an unused line fee of 0.20% on undrawn amounts, and interest rates for subsequent disbursements were based on prevailing market rates at the time of such disbursements. The interest rates on the initial advance and any subsequent disbursements were to be subject to adjustment every three years. If the full commitment amount of $100.0 million was not drawn by December 31, 2017, MetLife had the option to be relieved of its obligation to disburse the additional funds under this loan. We may not repay the note prior to maturity, except on one of the interest rate adjustment dates. Advances under the New MetLife Line of Credit initially bore interest at a variable rate equal to the three-month LIBOR plus a spread of 2.50%, with a minimum annualized rate of 2.75%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the New MetLife Line of Credit was to be subject to adjustment in April 2017.

On September 3, 2015, in connection with the acquisition of Bear Mountain, we drew $21.1 million under the MetLife Note Payable and also amended the New MetLife Credit Facility. The $21.1 million disbursement will bear interest at a fixed rate of 3.35% per annum for five years, thereafter repricing to then-current market rates. Among other changes, the amendment:

•	reduced the blended interest rate on all previously-disbursed amounts under the New MetLife Note Payable by 26 basis points, from 3.61% to 3.35%;

•	extended the fixed-rate term of the New MetLife Note Payable by 44 months, through August 2020;

•	extended the interest-only portion of the New MetLife Note Payable by an additional six months, to July 2016;

•	extended the draw period under the New MetLife Note Payable by one year, through December 2017;

•	reduced the interest rate spread on the New MetLife Line of Credit by 25 basis points, from 2.50% to 2.25%; and

•	reduced the minimum interest rate floor on the New MetLife Line of Credit by 25 basis points, from 2.75% to 2.50%.

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

Amounts owed under the New MetLife Credit Facility are guaranteed by us and each subsidiary of ours that owns a property pledged as collateral pursuant to the loan documents. As of December 31, 2015, we were in compliance with all covenants under the facility.

A portion of the proceeds from the New MetLife Credit Facility was used to repay amounts owed under the Prior MetLife Credit Facility. No early termination penalties or fees were incurred in connection with the repayment of the Prior MetLife Credit Facility. In connection with obtaining the New MetLife Credit Facility and the subsequent pledging of properties under the facility, through December 31, 2015, we have incurred loan fees of $220,500 and aggregate financing costs, which includes legal fees, origination fees and administrative fees, of $659,329. In addition, $298,614 of unamortized deferred financing costs associated with our Prior MetLife Credit Facility was further deferred and are being amortized over the term of our New MetLife Credit Facility.

As of December 31, 2015, the following properties were pledged as collateral under the New MetLife Credit Facility: San Andreas, West Gonzales, West Beach, Dalton Lane, 38th Avenue, Sequoia Street, Natividad Road, 20th Avenue, Broadway Road, Oregon Trail, East Shelton, Collins Road, Spring Valley, Naumann Road, Sycamore Road, Santa Clara Avenue and Bear Mountain.

As of December 31, 2015, there is approximately $87.5 million outstanding under the New MetLife Note Payable that bears interest at a fixed rate of 3.35% per annum and $0.1 million outstanding under the New MetLife Line of Credit that bears interest at a rate of 2.58% per annum. While approximately $37.4 million of the full commitment amount remains undrawn, based on the current level of collateral pledged, as of December 31, 2015, we have approximately $8.9 million of aggregate availability under the New MetLife Credit Facility. Subsequent to December 31, 2015, our availability to borrow under the New MetLife Credit Facility was increased by approximately $12.5 million due to updated appraisals on certain of our properties that serve as collateral under the facility resulting in increased valuations. See Note 10, “Subsequent Events,” for further discussion on this increased availability.

Farm Credit Notes Payable

From time to time since September 19, 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements with Farm Credit of Central Florida, FLCA (“Farm Credit”). Loans from Farm Credit will generally have a loan-to-value ratio of 60% of the underlying agricultural real estate. Pertinent terms of each of these loans (collectively, the “Farm Credit Notes Payable”) are summarized in the table below:

					As of December 31, 2015
Date of Issuance	Initial Commitment	Maturity Date	Principal Amortization	Interest Rate Terms(1)	Balance Outstanding	Interest Rate(1)
9/19/2014	$1,599,600	8/1/2034	20 years	3.52%, fixed through 7/31/2018; variable thereafter (1-mo LIBOR + 2.875%)	$1,519,620	3.52%
9/19/2014	2,655,000	8/1/2034	20 years	3.52%, fixed through 7/31/2018; variable thereafter (1-mo LIBOR + 2.875%)	2,522,250	3.52%
9/29/2014	8,259,000	8/1/2034	20 years	3.54%, fixed through 11/1/2017; variable thereafter (1-mo LIBOR + 2.875%)	7,742,813	3.54%
3/10/2015	2,374,680	5/1/2020	None	3.20%, fixed throughout term	2,374,680	3.20%
4/9/2015	897,600	6/1/2020	None	3.20%, fixed throughout term	897,600	3.20%
5/8/2015	2,640,000	5/1/2030	None(2)	2.90%, fixed through 4/30/2018; variable thereafter (1-mo LIBOR + 3.00%)	2,640,000	2.90%
11/2/2015	2,256,000	10/1/2040	25 years	3.86%, fixed through 11/30/2021; variable thereafter (1-mo LIBOR + 2.875%)	2,256,000	3.86%
11/2/2015	1,504,000	10/1/2016	None	Variable (1-mo LIBOR + 3.00%)	1,504,000	3.25%

	$22,185,880				$21,456,963	3.42%

(1)	Rates represent the stated interest rates, before interest patronage. 2014 interest patronage received resulted in a 12.7% refund of the interest accrued on such borrowings during the year ended December 31, 2014.
(2)	Interest only through April 30, 2018. Note converts to a 20-year amortization thereafter.

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

Certain amounts owed under the Farm Credit Notes Payable, limited to 12 months of principal and interest due under the loans, are guaranteed by us pursuant to the loan documents. As of December 31, 2015, we were in compliance with all covenants.

The proceeds from the Farm Credit Notes Payable were invested into the acquisition of various new farms during the years ended December 31, 2014 and 2015. In connection with the Farm Credit Notes Payable, through December 31, 2015, we have incurred total loan fees of $120,351 and aggregate financing costs, which includes legal fees, origination fees and administrative fees, of $223,620.

As of December 31, 2015, the following properties were pledged as collateral under the Farm Credit Notes Payable: Keysville Road, Colding Loop, Trapnell Road, McIntosh Road, Wauchula Road, Parrish Road and Corbitt Road.

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

Pertinent terms of each of the bonds issued under the Farmer Mac Facility are summarized in the table below:

					As of December 31, 2015
Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms	Balance Outstanding	Interest Rate
12/11/2014	$3,675,000	12/11/2019	None	3.25%, fixed throughout term	$3,675,000	3.25%
1/5/2015	10,178,000	1/6/2020	None	3.25%, fixed throughout term	10,178,000	3.25%
6/25/2015	9,360,000	7/30/2018	None	2.60%, fixed throughout term	9,360,000	2.60%
8/20/2015	3,301,000	8/17/2018	None	2.375%, fixed throughout term	3,301,000	2.38%
8/20/2015	3,301,000	8/17/2018	None	2.375%, fixed throughout term	3,301,000	2.38%
12/22/2015	3,210,000	12/22/2022	None	3.29%, fixed throughout term	3,210,000	3.29%
12/22/2015	681,000	12/22/2016	2 years	Variable (1-mo LIBOR + 1.50%)	681,000	1.91%

	$33,706,000				$33,706,000	2.87%

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

As of December 31, 2015, we were in compliance with all covenants.

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

Proceeds from bonds issued under the Farmer Mac Facility were invested into the acquisition of new farms. In connection with the Farmer Mac Facility, through December 31, 2015, we have incurred aggregate financing costs, which include legal fees and administrative fees, of $153,478.

As of December 31, 2015, the following properties were pledged as collateral under the Farmer Mac Facility: Dufau Road, Espinosa Road, Immokalee Exchange, Holt County, Rock County and Reagan Road.

Debt Service – Aggregate Maturities

Scheduled principal payments of our aggregate borrowings as of December 31, 2015, for each of the five succeeding fiscal years and thereafter are as follows:

		Scheduled
Period		Principal Payments
For the fiscal years ending December 31:	2016	$4,431,648
	2017	3,697,482
	2018	19,688,041
	2019	7,301,188
	2020	16,980,080
	Thereafter	90,634,718

		$142,733,157

Fair Value

ASC 820 provides a definition of fair value that focuses on the exchange (exit) price of an asset or liability in the principal, or most advantageous, market and prioritizes the use of market-based inputs to the valuation. ASC 820-10 establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 — inputs are based upon quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 — inputs are based upon quoted prices for similar assets or liabilities in active or inactive markets or model-based valuation techniques, for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities;

•	Level 3 — inputs are generally unobservable and significant to the fair valuation measurement. These unobservable inputs are generally supported by little or no market activity and are based upon management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The fair value of the mortgage notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10, “Fair Value Measurements and Disclosures,” and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms.

As of December 31, 2015, the aggregate fair value of our long-term mortgage notes and bonds payable was approximately $139.7 million, as compared to an aggregate carrying value of $140.4 million. Due to the lack of changes in market credit spreads, the aggregate fair value of our short-term mortgage notes and bonds payable as of December 31, 2015, is deemed to approximate their aggregate carrying value of approximately $2.2 million. Further, due to the revolving nature of the New MetLife Line of Credit and the lack of changes in market credit spreads, its fair value as of December 31, 2015, is deemed to approximate its carrying value of $0.1 million.

NOTE 6. STOCKHOLDERS’ EQUITY

2013 Initial Public Offering

On January 29, 2013, we completed our initial public offering (“IPO”) of 3,333,334 shares of our common stock at a public offering price of $15.00 per share, which issuance settled on January 31, 2013. Including the underwriters’ option to cover over-allotments, which was exercised on February 15, 2013, we issued a total of 3,780,264 shares, resulting in gross proceeds of $56.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $51.3 million. Approximately $37.9 million of these proceeds were invested in new property acquisitions, and an additional $1.7 million was expended or accrued for capital improvements on existing properties. In addition, $10.3 million was used to pay distributions to our stockholders, and the remainder was used for other general corporate purposes.

2014 Equity Issuances

On September 25, 2014, we completed a public offering of 1,150,000 shares of our common stock at a public offering price of $12.28 per share. This issuance settled on September 29, 2014, and resulted in gross proceeds of approximately $14.1 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $13.2 million. On October 24, 2014, the underwriters exercised a portion of their over-allotment option in connection with this offering, and, as a result, we issued an additional 73,453 shares. This issuance settled on October 29, 2014, and resulted in gross proceeds of approximately $902,000 and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $838,000. We used the proceeds received from this offering to repay existing indebtedness, to fund new property acquisitions and for other general corporate purposes.

2015 Equity Issuances

On May 13, 2015, we completed a public offering of 1,250,000 shares of our common stock at a public offering price of $11.40 per share. This issuance settled on May 15, 2015, and resulted in gross proceeds of approximately $14.3 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $13.2 million. On June 10, 2015, the underwriters exercised a portion of their over-allotment option in connection with this offering, and, as a result, we issued an additional 56,597 shares. This issuance settled on June 15, 2015, and resulted in gross proceeds of approximately $645,000 and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $606,000. We used the proceeds received from this offering to repay existing indebtedness, to fund new property acquisitions and for other general corporate purposes.

On December 11, 2015, we completed a public offering of 900,000 shares of our common stock at a public offering price of $8.82 per share. This issuance settled on December 16, 2015, and resulted in gross proceeds of approximately $7.9 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $7.4 million. The underwriters did not exercise their over-allotment option in connection with this offering. We used the proceeds received from this offering to repay existing indebtedness, to fund new property acquisitions and for other general corporate purposes.

At-the-Market Program

On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or our “Sales Agreements”) with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc., each a “Sales Agent,” under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). As of December 31, 2015, we have issued and sold 32,627 shares of our common stock at an average sales price of $9.19 per share under the ATM Program for gross proceeds of approximately $300,000 and net proceeds of $295,000. We used these proceeds for general corporate purposes.

Distributions

The distributions to common stockholders declared by our Board of Directors and paid by us during the years ended December 31, 2015, 2014 and 2013 are reflected in the table below.

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share
2015	January 13, 2015	January 23, 2015	February 3, 2015	$0.035
	January 13, 2015	February 18, 2015	February 27, 2015	0.035
	January 13, 2015	March 20, 2015	March 31, 2015	0.035
	April 14, 2015	April 24, 2015	May 4, 2015	0.040
	April 14, 2015	May 19, 2015	May 28, 2015	0.040
	April 14, 2015	June 19, 2015	June 30, 2015	0.040
	July 14, 2015	July 24, 2015	August 4, 2015	0.040
	July 14, 2015	August 20, 2015	August 31, 2015	0.040
	July 14, 2015	September 21, 2015	September 30, 2015	0.040
	October 13, 2015	October 26, 2015	October 29, 2015	0.040
	October 13, 2015	November 17, 2015	November 24, 2015	0.040
	October 13, 2015	December 18, 2015	December 31, 2015	0.040

Year ended December 31, 2015				$0.465

2014	January 7, 2014	January 22, 2014	January 31, 2014	$0.03
	January 7, 2014	February 19, 2014	February 28, 2014	0.03
	January 7, 2014	March 17, 2014	March 31, 2014	0.03
	April 8, 2014	April 21, 2014	April 30, 2014	0.03
	April 8, 2014	May 20, 2014	May 30, 2014	0.03
	April 8, 2014	June 19, 2014	June 30, 2014	0.03
	July 15, 2014	July 25, 2014	August 5, 2014	0.03
	July 15, 2014	August 20, 2014	August 29, 2014	0.03
	July 15, 2014	September 19, 2014	September 30, 2014	0.03
	October 7, 2014	October 22, 2014	October 31, 2014	0.03
	October 7, 2014	November 17, 2014	November 26, 2014	0.03
	October 7, 2014	December 19, 2014	December 31, 2014	0.03

Year ended December 31, 2014				$0.36

2013	February 5, 2013	February 15, 2013	February 28, 2013	$0.04
	February 5, 2013	March 15, 2013	March 28, 2013	0.04
	April 9, 2013	April 22, 2013	April 30, 2013	0.12
	April 9, 2013	May 20, 2013	May 31, 2013	0.12
	April 9, 2013	June 19, 2013	June 28, 2013	0.12
	July 9, 2013	July 19, 2013	July 31, 2013	0.12
	July 9, 2013	August 21, 2013	August 30, 2013	0.12
	July 9, 2013	September 18, 2013	September 30, 2013	0.12
	October 8, 2013	October 22, 2013	October 31, 2013	0.12
	October 8, 2013	November 14, 2013	November 29, 2013	0.12
	October 8, 2013	December 16, 2013	December 31, 2013	0.12
	December 3, 2013	December 16, 2013	December 31, 2013	0.33	(1)

Year ended December 31, 2013				$1.49

(1)	Represents a one-time declaration to distribute the final amount of remaining earnings and profits from prior years.

During the years ended December 31, 2015, 2014 and 2013, we paid aggregate distributions to stockholders of approximately $4.1 million, $2.5 million and $9.7 million, respectively. Approximately $9.6 million of the distributions paid to stockholders during the year ended December 31, 2013, related to the distribution of accumulated earnings and profits from prior years that we were required to pay out by December 31, 2013, in order to qualify as a REIT for our taxable year ended December 31, 2013.

For federal income tax characterization purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination thereof. The characterization of distributions on our common stock during each of the last three years is reflected in the following table:

For the Years Ended December 31,	Ordinary Income		Return of Capital	Long-term Capital Gain
2015	62.29540%		37.34781%	0.35679%
2014	95.66078%		4.33922%	0.00000%
2013	100.00000	% (1)	0.00000%	0.00000%

(1)	98.53746% of this amount was classified as a Qualified Dividend.

Registration Statement

We filed a universal registration statement on Form S-3 (File No. 333-194539) with the SEC on March 13, 2014, which the SEC declared effective on April 2, 2014. This universal registration statement permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and depository shares, including through separate, concurrent offerings of two or more of such securities. As of December 31, 2015, we have issued 2,156,080 shares of common stock for gross proceeds of $23.3 million under this universal registration statement.

On November 5, 2014, we filed a registration statement on Form S-11 (File No. 333-199896) with the SEC, and on each of April 27 and May 11, 2015, we filed pre-effective amendments to such registration statement, which the SEC declared effective on May 13, 2015. Pursuant to this registration statement, we completed the offering in May 2015 discussed above.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Obligations

In connection with the follow-on lease we executed upon our acquisition of Sycamore Road in July 2014, we were required to make certain irrigation improvements on the property to increase overall water availability. As of December 31, 2015, these improvements were substantially complete, and we have expended or accrued approximately $933,000 related to the project. Upon finalizing the total cost of these improvements, as stipulated in the lease agreement, we will earn additional rent on the total cost commensurate with the annual yield on the farmland, which we expect to yield approximately $50,000 of additional rental income per year throughout the remaining lease term. We expect to begin earning this additional rental income during the three months ending March 31, 2016.

In connection with the lease we executed upon our acquisition of Wauchula Road in September 2014, we agreed to fund certain irrigation upgrades at the tenant’s option. At the time of acquisition, 125 of the 590 farm acres on the property were subject to drip irrigation. Pursuant to the lease, the tenant had the option to construct irrigation improvements necessary to convert all or a portion of the drip-irrigated acres to overhead irrigation and be reimbursed by us, up to a maximum aggregate cost of $1.5 million. The lease also provides for additional rental income to be earned on the newly-converted acres upon completion of the improvements. Construction of these improvements is currently ongoing and is expected to be completed during the three months ended March 31, 2016, at a total cost of approximately $655,000. As of December 31, 2015, approximately $500,000 of these costs have been incurred by the tenant, and, accordingly, we have reflected this amount in the Real estate, at cost and Accounts payable and accrued expense line items on our Consolidated Balance Sheet. Upon completion of the project, we will be required to reimburse the tenant for the total cost of the improvements and will begin earning additional rental income, which we expect to be approximately $90,000 per year throughout the remaining lease term. We expect to begin earning this additional rental income beginning in the three months ending June 30, 2016.

Upon acquiring Espinosa Road in January 2015, we assumed an eminent domain lawsuit brought by the California Department of Transportation (“CalTrans”) against the previous owner of the property for approximately 4.5 acres of nonfarmable land. CalTrans had offered $160,000 to the previous owner as payment for the 4.5 acres; however, this offer was rejected by the previous owner. We intend to accept this offer of $160,000 as fair compensation for the 4.5 nonfarmable acres, and we expect this matter to be settled by September 30, 2016.

In connection with our acquisition of Parrish Road in March 2015, for which we initially paid approximately $3.2 million, we committed to providing $700,000 as additional compensation and $45,000 as reimbursement for other miscellaneous costs, contingent upon the approval by a local water management district of increases in certain water permits on the property. We expect these permits to be approved during the three months ending March 31, 2016. As this amount is expected to be paid in full within three months, carrying value is deemed to approximate its fair value. In addition, we also committed to providing up to an additional $500,000 of capital to the tenant for certain irrigation improvements and upgrades on the property, for which we will earn additional rent on the total amount of capital committed by us, as stipulated in the lease. As of December 31, 2015, these improvements have been completed at a total cost of $528,815, and, accordingly, we have reflected our commitment of $500,000 in each of the Real estate, at cost and Accounts payable and accrued expense line items on our Consolidated Balance Sheets, while the cost overrun of $28,815, which will not require reimbursement by us, was recorded as a tenant improvement. Upon us reimbursing the tenant for our portion of the total costs, we will begin earning additional rental income, which we expect to be approximately $139,000 per year throughout the remaining lease term. We expect to begin earning this additional rental income beginning in the three months ending June 30, 2016.

In connection with the lease we executed upon our acquisition of Bear Mountain in September 2015, we agreed to fund the development of the property into an almond orchard. The development will include the removal of 274 acres of old grape vineyards, the installation of a new irrigation system, including the drilling of three new wells, and the planting of over 800 acres of new almond trees. The project is estimated to cost approximately $7.8 million and is expected to be completed during the three months ending June 30, 2016. As stipulated in the lease, we will earn additional rent on the total cost of the development project commensurate with the yield on the initial acquisition and based on the timing of related cash disbursement made by us. As of December 31, 2015, we have expended or accrued approximately $362,000 related to this project; however, we are unable to estimate the total amount of additional rent to be earned related to this project at this time

Litigation

We are not currently subject to any material known or threatened litigation.

NOTE 8. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2015, 2014 and 2013. Earnings per share is computed using the weighted average number of shares outstanding during the respective periods.

	2015	2014	2013
Net income (loss)	$568,545	$(125,133)	$(1,224,683)
Weighted average shares of common stock outstanding –basic and diluted	8,639,397	6,852,917	6,214,557

Basic and diluted earnings (loss) per common share	$0.07	$(0.02)	$(0.20)

NOTE 9. QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2015 and 2014:

Fiscal Year 2015:	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Operating revenues	$2,625,724	$2,783,853	$3,083,553	$3,408,331
Operating expenses	(1,671,211)	(1,889,182)	(1,915,900)	(1,856,387)
Other expenses	(929,939)	(924,960)	(961,258)	(1,184,079)

Net income before income taxes	24,574	(30,289)	206,395	367,865
Provision for income taxes	—	—	—	—

Net income (loss)	$24,574	$(30,289)	$206,395	$367,865

Earnings (loss) per weighted average common shares – basic and diluted	$0.01	$—	$0.02	$0.04

Weighted average common shares outstanding – basic and diluted	7,753,717	8,439,855	9,060,314	9,282,280

Fiscal Year 2014:	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Operating revenues	$1,495,636	$1,565,935	$1,777,675	$2,345,676
Operating expenses	(1,100,452)	(1,208,458)	(1,476,092)	(1,799,948)
Other expenses	(367,643)	(651,948)	(194,351)	(484,661)

Net income before income taxes	27,541	(294,471)	107,232	61,067
Provision for income taxes	(6,623)	(6,623)	(6,857)	(6,399)

Net income (loss)	$20,918	$(301,094)	$100,375	$54,668

Earnings (loss) per weighted average common shares – basic and diluted	$—	$(0.05)	$0.02	$0.01

Weighted average common shares outstanding – basic and diluted	6,530,264	6,530,264	6,605,264	7,735,354

NOTE 10. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 23, 2016, the day the financial statements were issued.

Purchase and Sale Agreements

Subsequent to December 31, 2015, we entered into agreements to purchase two farms totaling 6,664 acres of farmland in Colorado and California for an aggregate purchase price of approximately $41.4 million. We expect to close on one farm totaling 6,211 acres for approximately $25.9 million (a portion of which is expected to be paid in limited partnership units (“OP Units”) of our Operating Partnership) during the three months ending March 31, 2016, and the other farm totaling 453 acres for approximately $15.5 million during the three months ending June 30, 2016, subject to customary conditions and termination rights for these types of transactions, including a due diligence inspection period. However, there can be no assurance that these prospective acquisitions will be consummated by that time, on the terms currently anticipated, or at all.

Leasing Activity

On February 8, 2016, we renewed the lease with the tenant occupying one of our McIntosh Road farms, which lease was set to expire on June 30, 2016. The lease was renewed for an additional three years, through June 30, 2019, with annualized, straight-line rental income of $63,000, representing a 17.9% increase over that of the previous lease.

Financing Activity

Subsequent to December 31, 2015, certain of our properties pledged as collateral under the New MetLife Credit Facility were re-appraised, which resulted in an overall increase in the valuation of our collateral pool under the facility, providing us with approximately $12.5 million of additional borrowing availability. Based on current borrowings outstanding under the New MetLife Credit Facility, our total current borrowing availability is approximately $21.4 million.

Distributions

On January 12, 2016, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 22, 2016	February 2, 2016	$0.04
February 18, 2016	February 29, 2016	0.04
March 21, 2016	March 31, 2016	0.04

	Total:	$0.12

GLADSTONE LAND CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

			Initial Cost			Subsequent Capitalized Additions		Total Cost
Location and Description of Property	Date Acquired	Encumbrances	Land and Land Improvements	Buildings & Improvements	Horticulture	Land Improvements	Buildings & Improvements	Land and Land Improvements	Buildings & Improvements	Horticulture	Total(1)	Accumulated Depreciation(2)
Santa Cruz County, California:
Land & Improvements	6/16/1997	$4,677,258	$4,350,000	$—	$—	$—	$579,307	$4,350,000	$579,307	$—	$4,929,307	$(143,285)
Ventura County, California:
Land, Buildings & Improvements	9/15/1998	23,796,549	9,895,497	5,255,736	—	—	230,280	9,895,497	5,486,016	—	15,381,513	(3,184,106)
Santa Cruz County, California:
Land & Improvements	1/3/2011	4,556,294	8,328,475	—	—	468,456	527,341	8,796,931	527,341	—	9,324,272	(24,854)
Santa Cruz County, California:
Land & Buildings	7/7/2011	1,509,625	2,314,113	414,075	—	—	—	2,314,113	414,075	—	2,728,188	(50,360)
Hillsborough County, Florida:
Land, Buildings & Improvements	8/9/2012	2,640,000	2,513,696	909,491	—	162,059	667,042	2,675,755	1,576,533	—	4,252,288	(306,038)
Hillsborough County, Florida:
Land, Buildings & Improvements	9/12/2012	2,522,250	2,198,728	1,657,339	—	—	446,108	2,198,727	2,103,447	—	4,302,174	(417,661)
Marion County, Oregon:
Land, Buildings & Improvements	5/31/2013	1,666,610	2,493,809	703,453	—	1,102	416,115	2,494,911	1,119,569	—	3,614,480	(146,885)
Monterey County, California:
Land, Buildings & Improvements	10/21/2013	3,763,311	7,186,774	164,114	—	—	1,093,225	7,186,774	1,257,339	—	8,444,113	(27,237)
Ventura County, California:
Land, Buildings, Improvements & Horticulture	12/16/2013	1,612,848	2,847,948	72,753	34,690	3,405	671,133	2,851,353	743,886	34,690	3,629,929	(81,529)
Morrow County, Oregon:
Land & Improvements	12/27/2013	7,526,622	12,937,446	1,118,325	—	3,646	315	12,941,092	1,118,640	—	14,059,732	(149,152)
Cochise County, Arizona:
Land, Buildings & Improvements	12/27/2013	3,602,026	6,167,902	572,283	—	7,800	1,462,107	6,175,702	2,034,390	—	8,210,092	(337,862)
Santa Cruz County, California:
Land, Building & Improvements	6/13/2014	3,171,933	5,576,138	206,636	—	—	—	5,576,138	206,636	—	5,782,774	(80,384)
Ventura County, California:
Land, Buildings & Improvements	7/23/2014	3,704,173	6,219,293	504,673	—	—	—	6,219,293	504,673	—	6,723,966	(43,254)
Kern County, California:
Land & Improvements	7/25/2014	3,118,172	5,840,750	67,000	—	—	933,330	5,840,750	1,000,330	—	6,841,080	(18,983)
Manatee County, Florida:
Land, Buildings & Improvements	9/29/2014	7,742,812	8,466,185	5,426,170	—	(385)	500,447	8,465,800	5,926,617	—	14,392,417	(625,270)
Ventura County, California:
Land, Buildings & Improvements	10/29/2014	13,440,396	23,672,902	350,454	—	—	—	23,672,902	350,454	—	24,023,356	(40,886)
Ventura County, California:
Land & Improvements	11/4/2014	3,675,000	5,859,721	91,848	—	—	2,210	5,859,721	94,058	—	5,953,779	(10,899)
Monterey County, California:
Land, Buildings & Improvements	1/5/2015	10,178,000	15,852,466	581,879	—	—	—	15,852,466	581,879	—	16,434,345	(108,060)
Manatee County, Florida:
Land, Buildings & Improvements	3/10/20150	2,374,680	2,403,064	1,871,285	—	—	—	2,403,064	1,871,285	—	4,274,349	(120,421)
Hendry County, Florida
Land, Buildings & Improvements	6/25/2015	9,360,000	14,410,840	788,986	—	—	—	14,410,840	788,986	—	15,199,826	(61,766)
Holt County, Nebraska
Land, Buildings & Improvements	8/20/2015	3,301,000	4,690,369	786,137	—	—	—	4,690,369	786,137	—	5,476,506	(24,402)
Rock County, Nebraska
Land, Buildings & Improvements	8/20/2015	3,301,000	4,862,314	612,821	—	—	—	4,862,314	612,821	—	5,475,135	(29,816)
Kern County, California:
Land & Improvements	9/3/2015	8,176,640	18,893,101	497,001	—	—	—	18,893,101	497,001	—	19,390,102	(21,641)
Hendry County, Florida
Land, Buildings & Improvements	11/2/2015	3,760,000	3,243,825	738,835	—	—	—	3,243,825	738,835	—	3,982,660	(18,841)
Cochise County, Arizona:
Land, Buildings & Improvements	12/23/2015	3,891,000	4,233,865	1,502,479	—	—	—	4,233,865	1,502,479	—	5,736,344	(5,109)
Miscellaneous Investments
Land, Buildings, Improvements & Horticulture	N/A	5,664,958	5,909,381	2,267,406	1,456,005	5,697	216,621	5,915,078	2,484,027	1,456,005	9,855,110	(555,711)

		$142,733,157	$191,368,602	$27,161,179	$1,490,695	$651,780	$7,745,581	$192,020,381	$34,906,761	$1,490,695	$228,417,837	$(6,634,412)

(1)	The aggregate cost for land, buildings, improvements and horticulture for federal income tax purposes is approximately $222.3 million.
(2)	The Company computes depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the the shorter of the estimated useful life or 25 years for horticulture and 5 to 7 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for leasehold improvements.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2015, 2014 and 2013, respectively:

	2015	2014	2013
Balance, beginning of period	$148,371,478	$78,478,053	$39,678,968
Additions:
Acquisitions during the period	75,078,078	67,287,231	37,768,162
Improvements	5,036,926	2,726,734	1,030,923
Deductions:
Dispositions during period	(68,645)	(120,540)	—
Purchase price adjustments	—	—	—

Balance, end of period	$228,417,837	$148,371,478	$78,478,053

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2015, 2014 and 2013, respectively:

	2015	2014	2013
Balance, beginning of period	$4,431,290	$3,166,870	$2,535,084
Additions during period	2,203,122	1,264,420	631,786
Dispositions during period	—	—	—

Balance, end of period	$6,634,412	$4,431,290	$3,166,870

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Entry into a Material Definitive Agreement

A wholly-owned entity of the Operating Partnership (the “Purchaser”) entered into two agreements for the purchase and sale of property with two different sellers unrelated to the Company, dated February 11 and February 17, 2016, respectively (collectively, the “Purchase Agreements”). Additionally, the Purchaser, collectively with the Operating Partnership and certain other affiliated entities, entered into two agreements for the contribution and transfer of property (the “Contribution Agreements,” and together with the Purchase Agreements, the “Agreements”), each dated February 17, 2016, with one of the aforementioned sellers and one different seller, also unrelated to the Company.

The Agreements provide for the acquisition by the Company or its designee of approximately 6,211 acres of real property located in Saguache County, Colorado, as well as certain personal property and improvements (collectively, the “Properties”), for total consideration that is expected to be approximately $19.3 million in cash and approximately $6.6 million in OP Units, subject to certain credits and debits as set forth in the Agreements.

The acquisitions of the Properties is subject to customary terms and conditions and termination rights for transactions of this type, including a due diligence inspection period for the Company. The transaction is expected to close during the three months ending March 31, 2016; however, there can be no assurance that this acquisition will be consummated by a certain time, or at all.

Unregistered Sales of Equity Securities

In connection with the Contribution Agreements specified above, the Operating Partnership has agreed to issue 745,879 OP Units, subject to adjustment pursuant to the Contribution Agreements, to certain sellers upon consummation of the transactions. Following a one-year holding period, the OP Units will be redeemable for cash or, at the Company’s discretion, exchangeable for shares of the Company’s common stock, in accordance with the terms of the Operating Partnership’s partnership agreement.

The exchange of the OP Units pursuant to the Contribution Agreements will be consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering. No sales commission or other consideration will be paid in connection with such sale.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2015. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2016 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Election of Directors to Class of 2019,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the sub-caption “Code of Business Conduct and Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and sub-caption “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2016 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 2015, 2014 and 2013

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

3. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965) on November 2, 2012, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Pre-Effective Amendment No. 3 the Registration Statement on Form S-11 (File No. 333-183965) on November 15, 2012, and incorporated herein by reference).

4.1	Form of Common Stock Certificate of the Registrant (filed as Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965) on December 27, 2012, and incorporated herein by reference).

4.2	Form of Indenture (filed as Exhibit 4.4 to the Registration Statement on Form S-3 (File No. 333-194539) on March 13, 2014, and incorporated herein by reference).

10.1	Amended and Restated Investment Advisory Agreement by and between the Registrant and Gladstone Management Corporation, dated February 1, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795) on February 4, 2013, and incorporated herein by reference).

10.2	Second Amended and Restated Administration Agreement by and between the Registrant and Gladstone Administration, LLC, dated February 1, 2013 (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795) on February 4, 2013, and incorporated herein by reference).

10.3	Loan Agreement, dated as of April 30, 2014, by and among Gladstone Land Limited Partnership, as borrower, the Registrant, as guarantor, and Metropolitan Life Insurance Company, as lender (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795) on May 14, 2014, and incorporated herein by reference).

10.4	Third Amendment to Loan Agreement, dated September 3, 2015, by and among Gladstone Land Limited Partnership, as borrower, the Registrant, as guarantor, and Metropolitan Life Insurance Company, as lender (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795) on September 10, 2015, and incorporated herein by reference).

10.5	Loan Guaranty Agreement, dated as of April 30, 2014, by the Registrant for the benefit of Metropolitan Life Insurance Company (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795) on May 14, 2014, and incorporated herein by reference).

10.6	Promissory Note (Note A) by Gladstone Land Limited Partnership, in favor of Metropolitan Life Insurance Company, dated April 30, 2014 (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795) on May 14, 2014, and incorporated herein by reference).

10.7	First Amendment to Promissory Note A, dated September 3, 2015, by Gladstone Land Limited Partnership, in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795) on September 10, 2015, and incorporated herein by reference).

10.8	Promissory Note (Note B—RELOC) by Gladstone Land Limited Partnership, in favor of Metropolitan Life Insurance Company, dated April 30, 2014 (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35795) on May 14, 2014, and incorporated herein by reference).

10.9	First Amendment to Promissory Note B, dated September 3, 2015 by Gladstone Land Limited Partnership, in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795) on September 10, 2015, and incorporated herein by reference).

10.10	First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, dated October 7, 2014 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795) on October 14, 2014, and incorporated herein by reference).

10.11	Agreement of Purchase and Sale, by and between the Registrant and Oxnard Plains, LLC, and Santa Clara Plains, LLC, dated August 11, 2014 (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795) on November 3, 2014, and incorporated herein by reference).

10.12	Agvantage Bond Purchase Agreement, dated as of December 5, 2014, by and among Gladstone Lending Company, LLC, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795) on December 17, 2014, and incorporated herein by reference).

10.13	Pledge and Security Agreement, dated as of December 5, 2014, by and among Gladstone Lending Company, LLC, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795) on December 17, 2014, and incorporated herein by reference).

10.14	Controlled Equity Offering Sales Agreement, by and among the Registrant, Gladstone Land Limited Partnership and Cantor Fitzgerald & Co., dated August 7, 2015 (filed as Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35785) on August 7, 2015, and incorporated herein by reference).

10.15	Controlled Equity Offering Sales Agreement, by and among the Registrant, Gladstone Land Limited Partnership and Ladenburg Thalmann & Co. Inc., dated August 7, 2015 (filed as Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-35785) on August 7, 2015, and incorporated herein by reference).

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this Report).

21	List of Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers, LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: February 23, 2016	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer

Date: February 23, 2016	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2016	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: February 23, 2016	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date: February 23, 2016	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer (principal financial and accounting officer)

Date: February 23, 2016	By:	/s/ Paul Adelgren
Paul Adelgren
Director

Date: February 23, 2016	By:	/s/ Michela A. English
Michela A. English
Director

Date: February 23, 2016	By:	/s/ Caren D. Merrick
Caren D. Merrick
Director

Date: February 23, 2016	By:	/s/ John Outland
John Outland
Director

Date: February 23, 2016	By:	/s/ Anthony W. Parker
Anthony W. Parker
Director

Date: February 23, 2016	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr.
Director