Form 10-Q
period 2016-03-31
GLADSTONE LAND Corp
filed 2016-05-02
CIK 1495240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of April 29, 2016, was 9,992,941.

GLADSTONE LAND CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

March  31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Investments in real estate, net	$249,983,400	$221,783,425
Lease intangibles, net	2,225,926	1,763,541
Cash and cash equivalents	2,193,360	2,532,522
Deferred financing costs related to borrowings under line of credit, net	128,424	132,495
Other assets, net	2,439,519	2,472,042

Total assets	$256,970,629	$228,684,025

LIABILITIES AND EQUITY
LIABILITIES:
Mortgage notes and bonds payable, net	$156,928,055	$141,578,935
Borrowings under line of credit	2,800,000	100,000
Accounts payable and accrued expenses	4,746,694	3,495,339

Due to related parties(1)	628,421	565,593
Other liabilities	8,427,252	4,937,439

Total liabilities	173,530,422	150,677,306

Commitments and contingencies(2)

EQUITY:
Stockholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 9,992,941 shares issued and outstanding as of March 31, 2016, and December 31, 2015	9,993	9,993
Additional paid-in capital	87,494,870	86,892,095
Accumulated deficit	(9,860,106)	(8,895,369)

Total stockholders’ equity	77,644,757	78,006,719
Non-controlling interests in operating partnership	5,795,450	—

Total equity	83,440,207	78,006,719

TOTAL LIABILITIES AND EQUITY	$256,970,629	$228,684,025

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information.
(2)	Refer to Note 7, “Commitments and Contingencies,” for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
OPERATING REVENUES:
Rental revenue	$3,679,474	$2,622,327
Tenant recovery revenue	3,203	3,397

Total operating revenues	3,682,677	2,625,724

OPERATING EXPENSES:
Depreciation and amortization	976,710	791,632
Property operating expenses	180,203	205,766
Acquisition-related expenses	95,224	170,680
Management fees(1)	387,154	295,748
Administration fees(1)	211,860	130,936
General and administrative expenses	431,326	397,354

Operating expenses before credits from Adviser	2,282,477	1,992,116
Credits to fees from Adviser(1)	—	(320,905)

Total operating expenses, net of credits to fees	2,282,477	1,671,211

OPERATING INCOME	1,400,200	954,513

OTHER INCOME (EXPENSE):
Other income	94,641	19,430
Interest expense	(1,254,849)	(949,369)

Total other expense	(1,160,208)	(929,939)

NET INCOME	239,992	24,574
Less net income attributable to non-controlling interests	(5,576)	—

NET INCOME ATTRIBUTABLE TO THE COMPANY	$234,416	$24,574

EARNINGS PER COMMON SHARE:
Basic and diluted	$0.02	$0.00

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	9,992,941	7,753,717

(1)	Refer to Note 4, “Related-Party Transactions,” for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock				Non-
	Number		Additional	Accumulated	Controlling	Total
	of Shares	Par Value	Paid-in Capital	Deficit	Interests	Equity
Balance at December 31, 2014	7,753,717	$7,754	$65,366,309	$(5,404,735)	$—	$59,969,328

Net income	—	—	—	568,545	—	568,545
Proceeds from issuance of common stock, net	2,239,224	2,239	21,525,786	—	—	21,528,025
Distributions	—	—	—	(4,059,179)	—	(4,059,179)

Balance at December 31, 2015	9,992,941	$9,993	$86,892,095	$(8,895,369)	$—	$78,006,719

Net income	—	—	—	234,416	5,576	239,992
Common stock offering costs	—	—	(3,869)	—	—	(3,869)
Distributions	—	—	—	(1,199,153)	(29,835)	(1,228,988)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	6,426,353	6,426,353
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	606,644	—	(606,644)	—

Balance at March 31, 2016	9,992,941	$9,993	$87,494,870	$(9,860,106)	$5,795,450	$83,440,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$239,992	$24,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	976,710	791,632
Amortization of deferred financing costs	34,354	21,026
Amortization of deferred rent assets and liabilities, net	(42,422)	(64,146)
Allowance for doubtful accounts	(13,083)	—
Changes in operating assets and liabilities:
Other assets	40,407	45,255
Accounts payable, accrued expenses and due to related parties	(530,117)	(756,342)
Other liabilities	3,527,927	203,307

Net cash provided by operating activities	4,233,768	265,306

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate	(19,067,237)	(19,869,405)
Capital expenditures on existing real estate	(1,865,770)	(398,064)
Decrease in restricted cash	—	132,741
Deposits on future acquisitions	(200,000)	—
Deposits applied against real estate investments	(216,725)	—
Deposits refunded	200,000	100,000

Net cash used in investing activities	(21,149,732)	(20,034,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	(215,006)	(36,766)
Borrowings from mortgage notes payable	15,531,000	12,552,680
Repayments on mortgage note payable	(187,238)	(103,238)
Net borrowings from line of credit	2,700,000	7,800,000
Payment of financing fees	(22,966)	(68,116)
Distributions paid on common stock.	(1,199,153)	(814,140)
Distributions paid to non-controlling interests in Operating Partnership	(29,835)	—

Net cash provided by financing activities	16,576,802	19,330,420

NET DECREASE IN CASH AND CASH EQUIVALENTS	(339,162)	(439,002)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,532,522	2,619,342

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,193,360	$2,180,340

NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of non-controlling interests in operating partnership in conjunction with acquisitions	$6,451,853	$—

Real estate additions included in Accounts payable, accrued expenses and due to related parties	3,188,897	1,069,965

Real estate additions included in Other liabilities	5,935	700,000

Common stock offering and OP Unit issuance costs included in Accounts payable, accrued expenses and due to related parties	36,475	—

Financing fees included in Accounts payable, accrued expenses and due to related parties	27,079	6,194

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2016 (the “Form 10-K”). The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Reclassifications

Certain line items on the Condensed Consolidated Balance Sheet as of December 31, 2015, the Condensed Consolidated Statement of Operations for the three months ended March 31, 2015, and the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015, have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity, net income or net change in cash and cash equivalents.

Non-controlling Interests

Non-controlling interests are interests in the Operating Partnership not owned by us. We evaluate whether non-controlling interests are subject to redemption features outside of our control. As of March 31, 2016, the non-controlling interests in the Operating Partnership are redeemable for cash or, at our option, shares of our common stock and thus are reported in the equity section of the Condensed Consolidated Balance Sheet but separate from stockholders’ equity. The amount reported for non-controlling interests on the Condensed Statement of Operations represents the portion of income from the Operating Partnership not attributable to us.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions, and the application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements included in our Form 10-K. There were no material changes to our significant accounting policies during the three months ended March 31, 2016.

Recently-Issued Accounting Guidance

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred financing cost. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and we have adopted this provision for the three months ended March 31, 2016. As of March 31, 2016, and December 31, 2015, we had unamortized deferred financing costs related to mortgage notes and bonds payable of $1.0 and $1.1 million, respectively, which costs have been reclassified from Deferred financing costs, net, as reported on the Consolidated Balance Sheet as of December 31, 2015, in the Form 10-K, to Mortgage notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheets. All periods presented have been retroactively adjusted.

The following table summarizes the retrospective adjustment and the overall impact on the previously-reported consolidated financial statements:

	As of December 31, 2015
	As Previously	Retrospective
	Reported	Application
Deferred financing costs related to mortgage notes and bonds payable(1)	$1,054,222	$—
Mortgage notes and bonds payable, net	142,633,157	141,578,935

(1)	Included as part of Deferred financing costs, net as reported on the Consolidated Balance Sheet in the Form 10-K.

In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. ASU 2015-15 was effective immediately. As of each March 31, 2016, and December 31, 2015, we had unamortized deferred financing costs of approximately $0.1 million related to our line of credit, and we will continue to present debt issuance costs related to line of credit arrangements as an asset on the accompanying Condensed Consolidated Balance Sheets.

On January 1, 2016, we adopted accounting guidance under Accounting Standards Codification (“ASC”) Topic 810, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASC 810”), which modifies the analysis we must perform to determine whether we should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities (“VIEs”) or voting interest model entities, but it modifies the requirements to qualify as a voting interest model entity. Under the revised guidance, our Operating Partnership will qualify as a VIE; however, as we already consolidate the Operating Partnership in our balance sheets, the identification of our Operating Partnership as a VIE has no impact on our consolidated financial statements. There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption of this guidance. In addition, there were no other voting interest model entities under prior existing guidance determined to be VIEs under the revised guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): An Amendment of the FASB Accounting Standards Codification” (“ASU 2016-02”). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the leases is effectively a financed purchase by the lessee, which classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis, respectively, over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of the classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leasing standard, ASC 840, “Leases,” and is effective on January 1, 2019, with early adoption permitted. We are currently evaluating the overall impact of ASU 2016-02. We expect our legal expenses to increase marginally, as the new standard requires us to expense indirect leasing costs that were previously capitalized; however, we do not expect ASU 2016-02 to materially impact our consolidated financial statements, as we do not currently have any lease arrangements for which we are the lessee.

NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS

All of our properties are wholly owned on a fee-simple basis. The following table provides certain summary information about our 46 farms as of March 31, 2016:

			Number			Lease
		Date	of	Total	Farm	Expiration	Net Cost
Property Name	Location	Acquired	Farms	Acres	Acres	Date	Basis(1)	Encumbrances(2)
San Andreas	Watsonville, CA	6/16/1997	1	307	238	12/31/2020	$4,776,750	$4,816,404
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	6/30/2020	12,142,787	24,504,485
West Beach	Watsonville, CA	1/3/2011	3	196	195	12/31/2023	9,292,113	4,691,842
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	10/31/2020	2,681,288	1,554,536
Keysville Road	Plant City, FL	10/26/2011	2	61	56	6/30/2020	1,240,187	897,600
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	6/14/2018	3,929,122	2,640,000
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	6/30/2017	3,903,277	2,522,250
38th Avenue	Covert, MI	4/5/2013	1	119	89	4/4/2020	1,265,366	742,391
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	5/31/2028	3,100,817	1,716,191
Natividad Road	Salinas, CA	10/21/2013	1	166	166	10/31/2024	8,846,432	3,875,268
20th Avenue	South Haven, MI	11/5/2013	3	151	94	11/4/2018	1,871,211	1,107,219
Broadway Road	Moorpark, CA	12/16/2013	1	60	46	12/15/2023	2,878,356	1,660,829
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	12/31/2023	13,898,699	7,750,535
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	2/29/2024	7,827,371	3,709,185
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	9/30/2024	2,396,272	1,494,746
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	9/30/2022	5,761,971	3,266,297
McIntosh Road	Dover, FL	6/20/2014	2	94	78	6/30/2019(3)	2,464,544	1,519,620
Naumann Road	Oxnard, CA	7/23/2014	1	68	66	7/31/2017	6,799,261	3,814,369
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	10/31/2024	6,868,186	3,210,936
Wauchula Road	Duette, FL	9/29/2014	1	808	590	9/30/2024	13,713,300	7,639,575
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	7/31/2017	24,206,436	13,840,241
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	11/3/2017	6,046,279	3,675,000
Espinosa Road	Salinas, CA	1/5/2015	1	331	329	10/31/2016	16,450,268	10,178,000
Parrish Road	Duette, FL	3/10/2015	1	419	412	6/30/2025	4,235,980	2,374,680
Immokalee Exchange	Immokalee, FL	6/25/2015	2	2,678	1,644	6/30/2020	15,585,280	9,360,000
Holt County	Stuart, NE	8/20/2015	1	1,276	1,052	12/31/2018	5,460,180	3,301,000
Rock County	Bassett, NE	8/20/2015	1	1,283	1,049	12/31/2018	5,450,906	3,301,000
Bear Mountain	Arvin, CA	9/3/2015	3	854	841	1/9/2031	22,656,128	8,514,720
Corbitt Road	Immokalee, FL	11/2/2015	1	691	390	12/31/2021	3,800,181	3,760,000
Reagan Road	Willcox, AZ	12/22/2015	1	1,239	875	12/31/2025	5,708,898	3,807,000
Gunbarrel Road	Alamosa, CO	3/3/2016	3	6,191	4,730	2/28/2021	25,637,561	15,531,000

			46	23,003	17,953		$250,895,407	$160,776,919

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Includes Investments in real estate, net and Lease intangibles, net; plus net above-market lease values included in Other assets; and less net below- market lease values, deferred revenue and unamortized tenant improvements included in Other liabilities, each as shown on the accompanying Condensed Consolidated Balance Sheet.
(2)	Excludes approximately $1.0 million of deferred financing costs related to mortgage notes and bonds payable included in Mortgage notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet .
(3)	There are two leases in place on this property, one expiring on June 30, 2017, and the other expiring on June 30, 2019.

Real Estate

The following table sets forth the components of our investments in tangible real estate assets as of March 31, 2016, and December 31, 2015:

	March 31, 2016	December 31, 2015
Real estate:
Land and land improvements	$210,667,822	$192,020,381
Irrigation systems	26,678,519	21,849,508
Buildings	14,623,118	11,184,647
Horticulture	1,490,695	1,490,695
Other improvements	3,957,643	1,872,606

Real estate, at cost	257,417,797	228,417,837
Accumulated depreciation	(7,434,397)	(6,634,412)

Real estate, net	$249,983,400	$221,783,425

Real estate depreciation expense on these tangible assets was $799,985 and $512,513 for the three months ended March 31, 2016 and 2015, respectively.

Intangible Assets and Liabilities

The following table summarizes the carrying values of lease intangible assets and the related accumulated amortization as of March 31, 2016, and December 31, 2015:

	March 31, 2016	December 31, 2015
Lease intangibles:
In-place leases	$1,607,932	$1,225,955
Leasing costs	934,245	677,112
Tenant relationships	886,743	886,743

Lease intangibles, at cost	3,428,920	2,789,810
Accumulated amortization	(1,202,994)	(1,026,269)

Lease intangibles, net	$2,225,926	$1,763,541

Total amortization expense related to these lease intangible assets was $176,725 and $279,119 for the three months ended March 31, 2016 and 2015, respectively.

The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets and Other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of March 31, 2016, and December 31, 2015.

	As of March 31, 2016		As of December 31, 2015
	Deferred	Accumulated	Deferred	Accumulated
	Rent Asset	(Amortization)	Rent Asset	(Amortization)
Intangible Asset or Liability	(Liability)	Accretion	(Liability)	Accretion
Above-market lease values(1)	$19,528	$(9,167)	$19,528	$(7,540)
Below-market lease values and deferred revenue(2)	(202,579)	30,536	(202,579)	23,205

	$(183,051)	$21,369	$(183,051)	$15,665

(1)	Above-market lease values are included as part of Other assets in the accompanying Condensed Consolidated Balance Sheets, and the related amortization is recorded as a reduction of rental income.
(2)	Below-market lease values and deferred revenue are included as a part of Other liabilities in the accompanying Condensed Consolidated Balance Sheets, and the related accretion is recorded as an increase to rental income.

Total amortization related to above-market lease values and deferred revenue was $1,627 and $5,395 for the three months ended March 31, 2016 and 2015, respectively. Total accretion related to below-market lease values and deferred revenue was $7,331 and $55,143 for the three months ended March 31, 2016 and 2015, respectively.

New Real Estate Activity

Certain acquisitions during the periods presented were accounted for as business combinations in accordance with ASC 805, as there was a prior leasing history on the property. As such, the fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred, other than those costs that directly related to reviewing or assigning leases we assumed upon acquisition, which were capitalized as part of leasing costs. For acquisitions accounted for as asset acquisitions under ASC 360, all acquisition-related costs were capitalized and included as part of the fair value allocation of the identifiable tangible assets acquired, other than those costs that directly related to originating new leases we executed upon acquisition, which were capitalized as part of leasing costs.

In addition, total consideration for acquisitions may include a combination of cash and equity securities, such as limited partnership interests in the Operating Partnership (“OP Units”). When OP Units are issued in connection with acquisitions, we determine the fair value of the OP Units issued based on the number of units issued multiplied by the closing price of the Company’s common stock on the date of acquisition.

2016 New Real Estate Activity

During the three months ended March 31, 2016, we acquired three new farms in one transaction, which is summarized in the table below.

				Number				Total			Annualized
Property	Property	Acquisition	Total	of	Primary	Lease	Renewal	Purchase	Acquisition		Straight-line	Long-term
Name	Location	Date	Acreage	Farms	Crop(s)	Term	Options	Price	Costs		Cash Rent(1)	Debt Issued
Gunbarrel Road (2)	Alamosa, CO	3/3/2016	6,191	3	Potatoes	5 years	1 (5 years)	$25,735,815	$88,889	(3)	$1,590,614	$15,531,000

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease.
(2)	As partial consideration for the acquisition of this property, we issued 745,879 OP Units, constituting an aggregate fair value of approximately $6.5 million as of the acquisition date.
(3)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $4,670 of direct leasing costs in connection with this acquisition.

We determined the fair value of assets acquired and liabilities assumed related to the property acquired during the three months ended March 31, 2016, to be as follows:

							Total
	Land and Land		Irrigation	Other	In-place	Leasing	Purchase
Property Name	Improvements	Buildings	Systems	Improvements	Leases	Costs	Price
Gunbarrel Road	$16,755,814	$3,438,291	$2,830,738	$2,079,102	$381,977	$249,893	$25,735,815

The allocation of the purchase price for the property acquired during the three months ended March 31, 2016, is preliminary and may change during the measurement period if we obtain new information regarding the assets acquired or liabilities assumed at the acquisition date.

Below is a summary of the total operating revenues and earnings recognized on the property acquired during the three months ended March 31, 2016:

	Acquisition	Operating
Property Name	Date	Revenues	Earnings(1)
Gunbarrel Road	3/3/2016	$123,999	$21,075

(1)	Earnings are calculated as net income less interest expense and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.

2015 New Real Estate Activity

During the three months ended March 31, 2015, we acquired two new farms in two separate transactions, which are summarized in the table below.

				Number				Total			Annualized
Property	Property	Acquisition	Total	of	Primary	Lease	Renewal	Purchase	Acquisition		Straight-line	Long-term
Name	Location	Date	Acreage	Farms	Crop(s)	Term	Options	Price	Costs		Cash Rent(1)	Debt Issued
Espinosa Road(2)	Salinas, CA	1/5/2015	331	1	Strawberries	1.8 years	None	$16,905,500	$89,885	(3)	$778,342	$10,178,000
Parrish Road	Duette, FL	3/10/2015	419	1	Strawberries	10.3 years	2 (5 years)	3,913,280	103,610	(3)	251,832	2,374,680

			750	2				$20,818,780	$193,495		$1,030,174	$12,552,680

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease.
(2)	In connection with this acquisition, our Adviser earned a finder’s fee of $320,905, which the Adviser fully credited back to us during the three months ended March 31, 2015. See Note 4, “Related-Party Transactions” for further discussion on this fee.
(3)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $2,625 of direct leasing costs in connection with these acquisitions.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the three months ended March 31, 2015, to be as follows:

							Total
	Land and Land	Buildings and	Irrigation	In-place	Leasing	Tenant	Purchase
Property Name	Improvements	Improvements	System	Leases	Costs	Relationships	Price
Espinosa Road	$15,852,466	$84,478	$497,401	$246,472	$43,895	$180,788	$16,905,500
Parrish Road	2,403,064	42,619	1,299,851	54,405	77,449	35,892	3,913,280

	$18,255,530	$127,097	$1,797,252	$300,877	$121,344	$216,680	$20,818,780

Below is a summary of the total operating revenues and earnings recognized on the properties acquired during the three months ended March 31, 2015:

	Acquisition	Operating
Property Name	Date	Revenues	Earnings(1)
Espinosa Road	1/5/2015	$186,216	$97,058
Parrish Road	3/10/2015	14,216	7,179

		$200,432	$104,237

(1)	Earnings are calculated as net income less interest expense and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.

Acquired Intangibles and Liabilities

The following table shows the weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed in connection with the new properties acquired during the three months ended March 31, 2016 and 2015:

	Weighted-Average
	Amortization Period (in Years)
Intangible Assets and Liabilities	2016	2015
In-place leases	5.1	3.4
Leasing costs	5.1	7.2
Tenant relationships	—	4.9

All intangible assets and liabilities	5.1	4.6

Pro-Forma Financials

We acquired three farms during the three months ended March 31, 2016, and two farms during the three months ended March 31, 2015. The following table reflects pro-forma consolidated financial information as if each farm was acquired on January 1 of the respective prior fiscal year. In addition, pro-forma earnings have been adjusted to assume that acquisition-related costs related to these farms were incurred at the beginning of the previous fiscal year.

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Operating Data:
Total operating revenue	$3,761,746	$3,080,488

Net income attributable to the company	$156,241	$37,637

Share and Per-share Data:
Earnings per share of common stock – basic and diluted	$0.01	$0.00

Weighted-average common shares outstanding – basic and diluted	10,738,820	7,880,328

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

Significant Existing Real Estate Activity

On February 1, 2016, we completed certain irrigation improvements on Sycamore Road to increase overall water availability at a total cost of $993,319. As stipulated in the lease agreement with our tenant, we will earn additional rent on the total cost commensurate with the annual yield on the farmland, which will result in additional straight-line rental income of $53,550 per year throughout the remaining lease term.

On February 8, 2016, we renewed the lease with the tenant occupying one of our McIntosh Road farms, which was set to expire on June 30, 2016. The lease was renewed for an additional three years, through June 30, 2019, with annualized, straight-line rental income of $63,000, representing a 17.9% increase over that of the previous lease.

Portfolio Diversification and Concentrations

Diversification

The following table summarizes the geographic locations, by state, of our properties with leases in place as of March 31, 2016 and 2015:

	As of and For the Three Months Ended March 31, 2016					As of and For the Three Months Ended March 31, 2015
	Number		% of		% of Total	Number		% of		% of Total
	of	Total	Total	Rental	Rental	of	Total	Total	Rental	Rental
State	Farms	Acres	Acres	Revenue	Revenue	Farms	Acres	Acres	Revenue	Revenue
California	18	3,576	15.6%	$2,140,166	58.2%	15	2,722	31.0%	$1,839,707	70.2%
Florida	13	5,094	22.1%	743,087	20.2%	10	1,723	19.6%	349,488	13.3%
Oregon	4	2,313	10.1%	292,481	7.9%	4	2,313	26.3%	291,537	11.1%
Arizona	2	3,000	13.0%	172,461	4.7%	1	1,761	20.0%	79,916	3.0%
Nebraska	2	2,559	11.1%	144,907	3.9%	—	—	0.0%	—	0.0%
Colorado	3	6,191	26.9%	124,000	3.4%	—	—	0.0%	—	0.0%
Michigan	4	270	1.2%	62,372	1.7%	4	270	3.1%	61,679	2.4%

	46	23,003	100.0%	$3,679,474	100.0%	34	8,789	100.0%	$2,622,327	100.0%

Concentrations

Credit Risk

As of March 31, 2016, our farms were leased to 34 different, third-party tenants, with certain tenants leasing more than one farm. Dole Food Company (“Dole”) leases two of our farms, and aggregate rental revenue attributable to Dole accounted for approximately $0.7 million, or 20%, of the rental revenue recorded during the three months ended March 31, 2016. If Dole fails to make rental payments or elects to terminate its lease, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total rental revenue recorded during the three months ended March 31, 2016.

Geographic Risk

18 of our 46 farms owned as of March 31, 2016, are located in California, and 13 farms are located in Florida. As of March 31, 2016, our farmland in California accounted for 3,576 acres, or 15.6% of the total acreage we owned. Furthermore, these farms accounted for approximately $2.1 million, or 58.2%, of the rental revenue recorded during the three months ended March 31, 2016. However, these farms are spread across three of the many different growing regions within California. As of March 31, 2016, our farmland in Florida accounted for 5,094 acres, or 22.1% of the total acreage we owned, and these farms accounted for approximately $0.7 million, or 20.2%, of the rental revenue recorded during the three months ended March 31, 2016. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of the total rental revenue recorded during the three months ended March 31, 2016.

NOTE 4. RELATED-PARTY TRANSACTIONS

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits and general expenses directly. Both our Adviser and

Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. In addition, two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of each of our Adviser and Administrator. Mr. Michael LiCalsi, our general counsel and secretary, serves as our Administrator’s president.

The current advisory agreement with our Advisor (the “Advisory Agreement”) and the current administration agreement with our Administrator (the “Administration Agreement”) became effective February 1, 2013. A summary of each of these agreements is provided in Note 4 to our consolidated financial statements included in our Form 10-K. There were no material changes to either agreement during the three months ended March 31, 2016.

The following table summarizes the management fees, incentive fees and associated credits and the administration fees reflected in our accompanying Condensed Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2016	2015
Management fees(1)(2)	$387,154	$295,748
Credits from voluntary, irrevocable waiver by Adviser’s board of directors(2)(3)	—	(320,905)

Net fee to (from) our Adviser	$387,154	$(25,157)

Administration fees(1)(2)	$211,860	$130,936

(1)	Pursuant to the Advisory and Administration Agreements, respectively, which became effective on February 1, 2013.
(2)	Reflected as a line item on our accompanying Consolidated Statements of Operations.
(3)	The credit received from our Adviser for the three months ended March 31, 2015, was attributable to a finder’s fee earned by our Adviser in connection with a farm we acquired during the three months ended March 31, 2015, which fee was granted to us as a one-time, voluntary and irrevocable waiver to be applied against the fees we pay to our Adviser.

Related-Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015
Management fee due to Adviser	$387,154	$362,373
Other due to Adviser(1)	29,407	13,140

Total due to Adviser	416,561	375,513

Administration fee due to Administrator	211,860	190,080

Total due to Administrator	211,860	190,080

Total due to related parties(2)	$628,421	$565,593

(1)	Other fees due to related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser or Administrator on our behalf.
(2)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.

NOTE 5. BORROWINGS

Our borrowings as of March 31, 2016, and December 31, 2015, are summarized below:

					As of March 31, 2016						As of December 31, 2015
Issuer	Type of Issuance	Date(s) of Issuance	Initial Commitment	Maturity Date(1)	Principal Outstanding		Stated Interest Rate(2)		Undrawn Commitment		Principal Outstanding		Stated Interest Rate(2)		Undrawn Commitment
MetLife	Mortgage Note Payable	5/9/2014	100,000,000	1/5/2029(3)	$87,470,194		3.35%		12,529,806	(4)	$87,470,194		3.35%		12,529,806	(4)
MetLife	Line of Credit	5/9/2014	25,000,000	4/5/2024	2,800,000		2.86%		22,200,000	(4)	100,000		2.58%		24,900,000	(4)
Farm Credit CFL	Mortgage Notes Payable	9/19/2014–11/2/2015	22,185,880	4/4/2031	21,353,725		3.42	%(5)	—		21,456,963		3.42	%(5)	—
Farmer Mac	Bonds Payable	12/11/2014	75,000,000	9/12/2020(6)	49,153,000		2.93%		25,847,000	(7)	33,706,000		2.87%		41,294,000	(7)

Totals:					$160,776,919	(8)			$60,576,806		$142,733,157	(8)			$78,723,806

(1)	Where applicable, represents the weighted-average maturity date.
(2)	Where applicable, represents the weighted-average, blended rate on the respective borrowing facilities as of each March 31, 2016, and December 31, 2015.
(3)	If facility not fully utilized by December 31, 2017, MetLife has the option to be relieved of its obligations to disburse the additional funds under the loan.
(4)	Based on the properties that were pledged as collateral under the MetLife Facility as of each March 31, 2016, and December 31, 2015, approximately $18.7 million and $8.9 million, respectively, of the aggregate undrawn commitment under the facility was available for us to draw.
(5)	Rate is before interest patronage. 2015 interest patronage (as described below) received resulted in a 16.1% reduction to the stated interest rate on such borrowings.
(6)	If facility is not fully utilized by December 11, 2016, Farmer Mac has the option to be relieved of its obligations to purchase additional bonds under the facility.
(7)	At each of March 31, 2016, and December 31, 2015, there was no additional availability to draw under this facility, as no additional properties had been pledged as collateral.
(8)	Excludes approximately $1.0 million and $1.1 million as of March 31, 2016, and December 31, 2015, respectively, of deferred financing costs related to mortgage notes and bonds payable included in Mortgage notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheets .

In addition, as of March 31, 2016, and December 31, 2015, we had approximately $1.0 million and $1.1 million, respectively, of net deferred financing costs related to mortgage notes and bonds payable, which are included in the Mortgage notes and bonds payable, net line item on the accompanying Condensed Consolidated Balance Sheets.

The weighted-average interest rate charged on all of our borrowings, excluding the impact of deferred financing costs and before any interest patronage, or refunded interest, was 3.29% and 3.55% for the three months ended March 31, 2016 and 2015, respectively. 2015 interest patronage from Farm Credit CFL (as defined below) borrowings, which patronage was received during the three months ended March 31, 2016, resulted in a 16.1% reduction to the stated interest rates on such borrowings. We are unable to estimate the amount of patronage to be received, if any, related to interest accrued during 2016 on our Farm Credit CFL borrowings.

MetLife Facility

On May 9, 2014, we closed on a facility with Metropolitan Life Insurance Company (“MetLife”) that consists of a $100.0 million long-term note payable that is scheduled to mature on January 5, 2029 (the “MetLife Note Payable”), and a $25.0 million revolving equity line of credit that is scheduled to mature on April 5, 2024 (the “MetLife Line of Credit” and, together with the MetLife Note Payable, the “MetLife Facility”). As amended on September 3, 2015, advances under the MetLife Note Payable bear interest at a fixed rate of 3.35% per annum, plus an unused line fee of 0.20% on undrawn amounts, and interest rates for subsequent disbursements will be based on prevailing market rates at the time of such disbursements. The interest rates on advances and subsequent disbursements will be subject to adjustment every five years. If the full commitment amount of $100.0 million is not drawn by December 31, 2017, MetLife has the option to be relieved of its obligation to disburse the additional funds under this loan. Advances under the MetLife Line of Credit bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.25%, with a minimum annualized rate of 2.50%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the MetLife Line of Credit will be subject to adjustment on April 5, 2017.

As of March 31, 2016, there is approximately $87.5 million outstanding under the MetLife Note Payable that bears interest at a fixed rate of 3.35% per annum and $2.8 million outstanding under the MetLife Line of Credit that bears interest at a rate of 2.86% per annum. While approximately $34.7 million of the full commitment amount remains undrawn, based on the current level of collateral pledged, as of March 31, 2016, we had approximately $18.7 million of aggregate availability under the MetLife Facility. As of March 31, 2016, we were in compliance with all covenants under the facility.

Farm Credit CFL Notes Payable

From time to time since September 19, 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements with Farm Credit of Central Florida, FLCA (“Farm Credit CFL”). As of March 31, 2016, we have approximately $21.4 million of aggregate borrowings outstanding to Farm Credit CFL that bear interest (before interest patronage) at a weighted-average rate of 3.42%. 2015 interest patronage from Farm Credit CFL borrowings resulted in a 16.1% reduction to the stated interest rates on such borrowings. As of March 31, 2016, we were in compliance with all covenants applicable to these borrowings.

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

On March 3, 2016, in connection with the acquisition of Gunbarrel Road, we completed the issuances of two bonds under the Farmer Mac Facility: (i) an $11.1 million, seven-year, interest-only bond with a fixed interest rate of 3.08% throughout its term, and (ii) a $4.4 million, seven-year, amortizing bond with a fixed interest rate of 2.98% throughout its term.

As of March 31, 2016, the aggregate amount of bonds issued under the Farmer Mac Facility is approximately $49.2 million at a weighted-average interest rate of approximately 2.93%. As of March 31, 2016, we were in compliance with all covenants under the facility.

Fair Value

As of March 31, 2016, the aggregate fair value of our long-term, fixed-rate mortgage notes and bonds payable was approximately $157.6 million, as compared to an aggregate carrying value of $155.9 million. The fair value of our long-term, fixed-rate mortgage notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10, “Fair Value Measurements and Disclosures,” and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Due to their short-term nature and the lack of changes in market credit spreads, the aggregate fair value of our short-term, variable-rate mortgage notes and bonds payable as of March 31, 2016, is deemed to approximate their aggregate carrying value of approximately $2.1 million. Further, due to the revolving nature of the MetLife Line of Credit and the lack of changes in market credit spreads, its fair value as of March 31, 2016, is deemed to approximate its carrying value of $2.8 million.

NOTE 6. EQUITY

Stockholders’ Equity

As of each March 31, 2016, and December 31, 2015, there were 20,000,000 shares of common stock, par value $0.001 per share, authorized and 9,992,941 shares issued and outstanding.

Non-Controlling Interests in Operating Partnership

We consolidate our Operating Partnership, which is a majority-owned partnership. As of March 31, 2016, and December 31, 2015, we owned 93.1% and 100.0%, respectively, of the outstanding OP Units.

On or after 12 months after becoming a holder of OP Units, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the partnership agreement of the Operating Partnership, to require the Operating Partnership to redeem all or a portion of such units in exchange for cash or, at the Company’s option, shares of our common stock on a one-for-one basis. The cash redemption per OP Unit would be based on the market price of our common stock at the time of redemption. A limited partner will not be entitled to exercise redemption rights if the delivery of common stock to the redeeming limited partner would breach restrictions on the ownership of common stock imposed under our charter and other limitations thereof.

Regardless of the rights described above, the Operating Partnership will not have an obligation to issue cash to a unitholder upon a redemption request if the Company elects to redeem the OP Units for shares of its common stock. When a non-Company unitholder redeems an OP Unit, non-controlling interest in the Operating Partnership is reduced, and stockholders’ equity is increased.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of March 31, 2016, there were 745,879 OP Units held by non-controlling limited partners.

Distributions

The distributions to common stockholders declared by our Board of Directors and paid by us during the three months ended March 31, 2016 and 2015 are reflected in the table below.

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share
2016	January 12, 2016	January 22, 2016	February 2, 2016	$0.040
	January 12, 2016	February 18, 2016	February 29, 2016	0.040
	January 12, 2016	March 21, 2016	March 31, 2016	0.040

Three Months ended March 31, 2016				$0.120

2015	January 13, 2015	January 23, 2015	February 3, 2015	$0.035
	January 13, 2015	February 18, 2015	February 27, 2015	0.035
	January 13, 2015	March 20, 2015	March 31, 2015	0.035

Three Months ended March 31, 2015				$0.105

We will provide information related to the federal income tax characterization of our 2016 distributions in an IRS Form 1099-DIV, which will be mailed to our stockholders in January 2017.

Registration Statement

We filed a universal registration statement on Form S-3 (File No. 333-194539) with the SEC on March 13, 2014, which the SEC declared effective on April 2, 2014. This universal registration statement permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and depository shares, including through separate, concurrent offerings of two or more of such securities. As of March 31, 2016 we have issued 2,156,080 shares of common stock for gross proceeds of $23.3 million under this universal registration statement.

At-the-Market Program

On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or our “Sales Agreements”) with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc., each a “Sales Agent,” under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). During the three months ended March 31, 2016, no shares were issued or sold under the ATM Program. Through March 31, 2016, we have issued and sold 32,627 shares of our common stock at an average sales price of $9.19 per share under the ATM Program for gross proceeds of approximately $300,000 and net proceeds of $295,000.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Obligations

In connection with the lease we executed upon our acquisition of Wauchula Road in September 2014, we agreed to fund certain irrigation upgrades at the tenant’s option. Initially, 125 of the 590 farm acres on the property were subject to drip irrigation. Pursuant to the lease, the tenant had the option to construct irrigation improvements necessary to convert all or a portion of the drip-irrigated acres to overhead irrigation and be reimbursed by us, up to a maximum aggregate cost of $1.5 million. Construction of these improvements was completed during the three months ended March 31, 2016, at a total cost of $569,607, and, accordingly, we have reflected this commitment in each of the Real estate, at cost and Accrued expenses line items on our Condensed Consolidated Balance Sheets. Upon us reimbursing the tenant for the total cost of these improvements, which reimbursement occurred on April 5, 2016, we will begin earning additional rental income in the amount of $92,634 per year throughout the remaining lease term.

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

In connection with our acquisition of Parrish Road in March 2015, for which we initially paid approximately $3.2 million, we committed to providing $700,000 as additional compensation and $45,000 as reimbursement for other miscellaneous costs, contingent upon the approval by a local water management district of increases in certain water permits on the property. We expect these permits to be approved during the three months ending June 30, 2016. As this amount is expected to be paid in full within three months, carrying value is deemed to approximate its fair value. In addition, we also committed to providing up to an additional $500,000 of capital to the tenant for certain irrigation improvements and upgrades on the property, for which we will earn additional rent on the total amount of capital committed by us, as stipulated in the lease. As of December 31, 2015, these improvements had been completed at a total cost of $528,815, and, accordingly, we have reflected our commitment of $500,000 in each of the Real estate, at cost and Accrued expenses line items on our Condensed Consolidated Balance Sheets, while the cost overrun of $28,815, which will not require reimbursement by us, was recorded as a tenant improvement. Upon us reimbursing the tenant for our portion of the total costs, which occurred on April 5, 2016, we will begin earning additional rental income in the amount of $139,073 per year throughout the remaining lease term.

In connection with the lease we executed upon our acquisition of Bear Mountain in September 2015, we agreed to fund the development of the property into an almond orchard. The development will include the removal of 274 acres of old grape vineyards, the installation of a new irrigation system, including the drilling of three new wells, and the planting of over 800 acres of new almond trees. The project is estimated to cost approximately $7.8 million and is expected to be completed by June 30, 2016. As stipulated in the lease, we will earn additional rent on the total cost of the development project commensurate with the yield on the initial acquisition and based on the timing of related cash disbursement made by us. As of March 31, 2016, we have expended or accrued approximately $3.7 million related to this project; however, we are unable to estimate the total amount of additional rent to be earned related to this project at this time.

Litigation

We are not currently subject to any material known or threatened litigation.

NOTE 8. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015, computed using the weighted average number of shares outstanding during the respective periods. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation, as there would be no effect on the amounts since the non-controlling limited partners’ share of income would also be added back to net income. Net income figures are presented net of non-controlling interests in the earnings per share calculations.

	For the Three Months Ended March 31,
	2016	2015
Net income attributable to the Company	$234,416	$24,574
Weighted average number of common shares outstanding – basic and diluted	9,992,941	7,753,717

Basic and diluted earnings per common share	$0.02	$0.00

For the three months ended March 31, 2016, the weighted-average number of OP Units held by non-controlling limited partners was 237,698. There were no OP Units held by anyone other than the Company during 2015.

NOTE 9. SUBSEQUENT EVENTS

Leasing Activity

On April 5, 2016, we reimbursed the tenant occupying our Wauchula Road property for $569,607 of costs incurred to construct certain irrigation improvements on the farm. As stipulated in the lease, beginning with the three months ending June 30, 2016, we will earn an additional $92,634 of annualized, straight-line rental income on this farm throughout the remaining lease term.

On April 5, 2016, we reimbursed the tenant occupying our Parrish Road farm for $500,000, which represented our portion of the costs incurred to construct certain irrigation improvements on the farm. As stipulated in the lease, beginning with the three months ending June 30, 2016, we will earn an additional $139,073 of annualized, straight-line rental income on this farm throughout the remaining lease term.

Investing and Financing Activity

On April 5, 2016, we acquired one farm comprised of 453 acres of farmland in Fresno County, California (“Calaveras Avenue”), for approximately $15.5 million. The property includes 435 planted acres of pistachio trees ranging from 5 to 19 years old. At closing, we executed a new 10-year, triple-net lease with a new tenant that includes one five-year extension option. The lease consists of a fixed cash rent component plus a variable rent component based on the gross crop revenues earned on the property and provides for minimum annualized, straight-line cash rents of $773,500. We will account for this acquisition as an asset acquisition in accordance with ASC 360; however, the initial accounting for this transaction is not yet complete, making certain disclosures unavailable at this time.

In connection with the acquisition of Calaveras Avenue, on April 4, 2016, we closed on a loan from Farm Credit West, FLCA (“Farm Credit West”) for approximately $9.3 million. The mortgage note is scheduled to mature on November 1, 2040, and will bear interest (before interest patronage) at a fixed rate of 3.54% per annum through April 30, 2021, thereafter converting to a variable rate determined by Farm Credit West, unless another fixed rate is established.

Distributions

On April 12, 2016, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 22, 2016	May 2, 2016	$0.04125
May 19, 2016	May 31, 2016	0.04125
June 17, 2016	June 30, 2016	0.04125

Total:		$0.12375

The same amounts will be paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership as of the above record dates.

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

For further information about these and other factors that could affect our future results, please see the caption titled “Risk Factors” in our Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2015, which we filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2016. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”), except as required by law.

All references to “we,” “our,” “us” and the “Company” in this Quarterly Report mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term refers only to Gladstone Land Corporation.

OVERVIEW

General

We are an externally-managed real estate investment trust (“REIT”) that is engaged primarily in the business of owning and leasing farmland; we are not a grower, nor do we farm the properties we own. We currently own 47 farms comprised of 23,456 acres across seven states in the U.S. (Arizona, California, Colorado, Florida, Michigan, Nebraska and Oregon). We also own several farm-related facilities, such as cooling facilities, box barns, packinghouses, processing facilities and various storage facilities. These farms and facilities are leased to 35 different, unrelated tenants that are either independent or corporate farming operations. We intend to acquire more farmland in these and other states in our regions of focus that is already or will be leased to farmers, and we expect that most of our future tenants will also be independent or corporate farming operations that are unrelated to us. We also expect to acquire more property related to farming, such as cooling facilities, freezer buildings, packinghouses, box barns, silos, storage facilities, greenhouses, processing plants and distribution centers. We generally lease our properties on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs (including drought insurance if we were to acquire properties that depend upon rainwater for irrigation), maintenance and other operating costs. We may also elect to sell farmland at certain times, such as when the land could be developed by others for urban or suburban uses.

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

We conduct substantially all of our investment activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the Operating Partnership as its sole general partner and currently owns approximately 93.1% of the units of limited partnership interest in the Operating Partnership (“OP Units”).

We intend to continue to lease our farms and farm-related facilities to independent or corporate farming operations that sell their products through national corporate marketers-distributors. We expect to continue to earn rental and interest income from our investments.

Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”) provides administrative services to us pursuant to an administration agreement. Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits and general expenses.

Leases

Most of our agricultural leases are on a triple-net basis and have original terms ranging from 3 to 10 years for farms growing row crops and 5 to 15 years for farms growing permanent crops, often with options to extend the lease further. Rent is generally payable to us up front on either an annual or semi-annual basis. Further, most of our leases contain provisions that provide for annual increases in the rental amounts payable by the tenants, often referred to as escalation clauses. The escalation clauses may specify fixed dollar amount or percentage increases each year, or it may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect then-current market rents. We also have leases that include variable rents based on the success of the harvest each year. In these types of agreements, we will generally require the lease to include the guarantee of a minimum amount of rental income that satisfies our investment return criteria. Currently, our 47 farms are leased under agricultural leases with original terms ranging from 3 to 15 years, with 31 farms leased on a pure triple-net basis, and 16 farms leased on a partial-net basis, with the landlord responsible for all or a portion of the related property taxes. Additionally, four of our farms are leased under agreements that include a variable rent component.

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

Lease Expirations

Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for renewal or extension. As of January 1, 2016, we had two agricultural leases that were originally due to expire in 2016. We renewed one lease prior to its expiration for an additional three years at an annualized, straight-line rental rate representing an increase of 17.9% over that of the previous lease. This lease was renewed prior to its expiration and with the existing tenant, thus incurring no downtime on the farm.

We have one remaining agricultural lease due to expire in 2016. We have begun negotiations with the existing tenant on the farm, and we anticipate renewing the lease prior to its expiration. Further, given the current market conditions in the region where the farm is located, we expect to be able to renew the lease at a higher rental rate than that of the existing lease. However, there can be no assurance that we will be able to renew the lease at a rate favorable to us, if at all, or be able to find a replacement tenant, if necessary.

The following table summarizes the lease expirations by year for our properties with leases in place as of March 31, 2016:

	Number of		Expiring	% of	Rental Revenue for the	% of Total
	Expiring		Leased	Total	Three Months Ended	Rental
Year	Leases		Acreage	Acreage	March 31, 2016	Revenue
2016	3	(1)	331	1.5%	$202,601	5.5%
2017	8		647	2.8%	544,190	14.8%
2018	5		2,929	12.7%	237,722	6.5%
2019	1		37	0.2%	14,759	0.4%
2020	6		3,890	16.9%	1,064,324	28.9%
2021	3		6,882	29.9%	186,931	5.1%
Thereafter	13		8,287	36.0%	1,428,947	38.8%

Totals	39		23,003	100.0%	$3,679,474	100.0%

(1)	Includes: (i) the agricultural lease mentioned above, (ii) a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis, for which we recorded $8,016 of rental revenue during the three months ended March 31, 2016, and (iii) a residential lease on one of our properties that is not expected to be renewed upon its expiration in 2016 and for which no rental revenue was recorded during the three months ended March 31, 2016.

Recent Developments

Investment and Leasing Activity

Property Acquisitions

Since January 1, 2016, we have acquired four farms in two separate transactions, which are summarized in the table below:

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Cash Rent(1)
Gunbarrel Road (2)	Alamosa, CO	3/3/2016	6,191	3	Potatoes	5 years	1 (5 years)	$25,735,815	$88,889	(3)	$1,590,614
Calaveras Avenue	Coalinga, CA	4/5/2016	453	1	Pistachios	10 years	1 (5 years)	15,470,000	24,568	(4)	773,500	(5)

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease.
(2)	As partial consideration for the acquisition of this property, we issued 745,879 OP Units, constituting an aggregate fair value of approximately $6.5 million as of the acquisition date.
(3)	Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $4,670 of direct leasing costs in connection with this acquisition.
(4)	Acquisition will be accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs will be capitalized and allocated among the identifiable assets acquired. The figure above represents only costs accrued for as of the date of this filing.
(5)	This lease provides for a variable rent component based on the gross crop revenues earned on the property. The figure above represents only the minimum cash rents guaranteed under the lease.

Existing Properties

Since January 1, 2016, the following significant events occurred with regard to our already-existing properties:

•	Sycamore Road. On February 1, 2016, we completed certain irrigation improvements on Sycamore Road to increase overall water availability at a total cost to us of $993,319. As stipulated in the lease agreement, we will earn additional rent on the total cost commensurate with the annual yield on the farmland, which will result in additional straight-line rental income of $53,550 per year throughout the remaining lease term.

•	McIntosh Road. On February 8, 2016, we renewed the lease with the tenant occupying one of our McIntosh Road farms, which was set to expire on June 30, 2016. The lease was renewed for an additional three years, through June 30, 2019, with annualized, straight-line rental income of $63,000, representing a 17.9% increase over that of the previous lease.

•	Wauchula Road. On April 5, 2016, we reimbursed the tenant for $569,607 of costs incurred to construct certain irrigation improvements on the farm. As stipulated in the lease, beginning with the three months ending June 30, 2016, we will earn an additional $92,634 of annualized, straight-line rental income on this farm throughout the remaining lease term.

•	Parrish Road. On April 5, 2016, we reimbursed the tenant $500,000, which represented our portion of the costs incurred to construct certain irrigation improvements on the farm. As stipulated in the lease, beginning with the three months ending June 30, 2016, we will earn an additional $139,073 of annualized, straight-line rental income on this farm throughout the remaining lease term.

Financing Activity

MetLife Facility

During the three months ended March 31, 2016, certain of our properties pledged as collateral under our credit facility with Metropolitan Life Insurance Company (“MetLife”), which consists of a $100.0 million long-term note payable (the “MetLife Note Payable”) and a $25.0 million revolving equity line of credit (the “MetLife Line of Credit” and, together with the MetLife Note Payable, the “MetLife Facility”) were re-appraised, which resulted in an overall increase in the valuation of our collateral pool under the facility, providing us with approximately $12.5 million of additional borrowing availability. Based on current borrowings outstanding under the MetLife Facility, our total current borrowing availability is approximately $9.5 million.

Farm Credit CFL

During the three months ended March 31, 2016, we received interest patronage, or refunded interest, from Farm Credit of Central Florida, FLCA (“Farm Credit CFL”) representing a 16.1% refund of the interest accrued on all borrowings from Farm Credit CFL during the year ended December 31, 2015. This interest patronage reduced the interest rates on our borrowings from Farm Credit CFL during the year ended December 31, 2015, from a weighted-average stated interest rate of 3.42% to a weighted-average effective interest rate of 2.87%. However, we are unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2016 on our Farm Credit CFL borrowings.

Farm Credit West

On April 4, 2016, we closed on a loan from Farm Credit West, FLCA (“Farm Credit West”) for approximately $9.3 million. Terms of this note are summarized in the following table:

Date of Issuance	Initial Commitment	Maturity Date	Principal Amortization	Interest Rate Terms(1)
4/4/2016	$9,282,000	11/1/2040	25 years	3.54% fixed through 4/30/2021, variable thereafter

(1)	Rate represents the stated interest rate, before interest patronage.

Proceeds from this note were used to fund new property acquisitions.

Farmer Mac

Pursuant to a bond purchase agreement we entered into on December 5, 2014, with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation for a secured note purchase facility that provides for bond issuances up to an aggregate principal amount of $75.0 million (the “Farmer Mac Facility”), we issued two bonds since January 1, 2016, the terms of which are summarized in the following table:

Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms
3/3/2016	$11,100,000	2/24/2023	None	3.08%, fixed throughout term
3/3/2016	4,431,000	2/24/2023	10 years	2.98%, fixed throughout term

	$15,531,000

Proceeds from these bond issuances were used to fund new property acquisitions.

Portfolio Diversity

Since our initial public offering in January 2013 (the “IPO”), we have expanded our original portfolio of 12 farms leased to 7 different, unrelated tenants to a current portfolio of 47 farms leased to 35 different, unrelated tenants. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also begun to diversify our portfolio into farmland suitable for other crop types, including permanent crops, consisting primarily of almonds, blueberries and pistachios, and certain commodity crops, consisting primarily of corn and beans. The following table summarizes the different sources of revenues for our properties with leases in place as of and for the three months ended March 31, 2016 and 2015:

	As of and For the Three Months Ended March 31, 2016				As of and For the Three Months Ended March 31, 2015				Annualized GAAP Rental Revenue as of March 31, 2016
Revenue Source	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Rental Revenue	% of Total Revenue
Annual row crops – fresh produce(1)	9,294	51.9%	$2,637,753	71.7%	5,259	73.2%	$2,083,911	79.5%	$11,484,656	72.6%
Annual row crops – commodity crops(2)	7,316	40.9%	368,489	10.0%	1,469	20.4%	110,964	4.2%	1,641,443	10.4%

Subtotal – Total annual row crops	16,610	92.8%	3,006,242	81.7%	6,728	93.6%	2,194,875	83.7%	13,126,099	83.0%
Permanent crops(3)	1,293	7.2%	350,694	9.5%	457	6.4%	138,092	5.3%	1,408,509	8.9%

Subtotal – Total crops	17,903	100.0%	3,356,936	91.2%	7,185	100.0%	2,332,967	89.0%	14,534,608	91.9%
Facilities and other(4)	—	0.0%	322,538	8.8%	—	0.0%	289,360	11.0%	1,277,872	8.1%

Total	17,903	100.0%	$3,679,474	100.0%	7,185	100.0%	$2,622,327	100.0%	$15,812,480	100.0%

(1)	Includes berries and other fruits, such as strawberries, raspberries and melons, and vegetables, such as cabbage, carrots, celery, cucumbers, green beans, lettuce, onions, peas, peppers, potatoes, radicchio, spinach and tomatoes.
(2)	Includes alfalfa, barley, corn, edible beans, grass, mint, popcorn, soybeans and wheat.
(3)	Includes almonds, avocados, blueberries, lemons and pistachios.
(4)	Consists primarily of rental revenue from: (i) farm-related facilities, such as coolers, packinghouses, distribution centers, residential houses for tenant farmers and other minor, farm-related buildings; (ii) a surface area lease with an oil company on a small parcel of one of our properties; and (iii) unimproved acreage on certain of our farms.

Our acquisition of 35 farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations of our properties with leases in place as of and for the three months ended March 31, 2016 and 2015:

	As of and For the Three Months Ended March 31, 2016				As of and For the Three Months Ended March 31, 2015				Annualized GAAP Rental Revenue as of March 31, 2016(1)
State	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
California	3,576	15.6%	$2,140,166	58.2%	2,722	31.0%	$1,839,707	70.2%	$8,584,126	54.3%
Florida	5,094	22.1%	743,087	20.2%	1,723	19.6%	349,488	13.3%	2,975,115	18.8%
Oregon	2,313	10.1%	292,481	7.9%	2,313	26.3%	291,537	11.1%	1,169,925	7.4%
Arizona	3,000	13.0%	172,461	4.7%	1,761	20.0%	79,916	3.0%	663,583	4.2%
Nebraska	2,559	11.1%	144,907	3.9%	—	—	—	—	579,630	3.7%
Colorado	6,191	26.9%	124,000	3.4%	—	—	—	—	1,590,614	10.0%
Michigan	270	1.2%	62,372	1.7%	270	3.1%	61,679	2.4%	249,487	1.6%

	23,003	100.0%	$3,679,474	100.0%	8,789	100.0%	$2,622,327	100.0%	$15,812,480	100.0%

(1)	Annualized GAAP Rental Revenue is based on the minimum rental payments required per the leases in place as of March 31, 2016, and includes the amortization of any above- market lease values or accretion of any below-market lease values, deferred revenue and tenant improvements.

Our Adviser and Administrator

We are externally managed pursuant to a contractual investment advisory arrangement (the “Advisory Agreement”) with our Adviser, under which our Adviser directly employs certain of our personnel and pays their payroll, benefits and general expenses directly, and our Administrator provides administrative services to us pursuant to a separate administration agreement with our Administrator (the “Administration Agreement”). Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. In addition, two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of each of our Adviser and Administrator. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president. A summary of each of these agreements is provided in Note 4 to our consolidated financial statements in our 2015 Form 10-K. There were no material changes to either of these agreements during the three months ended March 31, 2016.

Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our 2015 Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2016.

RESULTS OF OPERATIONS

A comparison of our operating results for the three months ended March 31, 2016 and 2015 is below:

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
Operating revenues:
Rental revenues	$3,679,474	$2,622,327	$1,057,147	40.3%
Tenant recovery revenue	3,203	3,397	(194)	-5.7%

Total operating revenues	3,682,677	2,625,724	1,056,953	40.3%

Operating expenses:
Depreciation and amortization	976,710	791,632	185,078	23.4%
Property operating expenses	180,203	205,766	(25,563)	-12.4%
Acquisition-related expenses	95,224	170,680	(75,456)	-44.2%
Management fee, net of fee credits	387,154	(25,157)	412,311	1639.0%
Administration fee	211,860	130,936	80,924	61.8%
General and administrative	431,326	397,354	33,972	8.5%

Total operating expenses	2,282,477	1,671,211	611,266	36.6%

Operating income	1,400,200	954,513	445,687	46.7%

Other income (expense)
Other income	94,641	19,430	75,211	387.1%
Interest expense	(1,254,849)	(949,369)	(305,480)	-32.2%

Total other expense	(1,160,208)	(929,939)	(230,269)	-24.8%

Net income	239,992	24,574	215,418	876.6%

Less net income attributable to non-controlling interests	(5,576)	—	(5,576)	N/A

Net income attributable to the Company	$234,416	$24,574	$209,842	853.9%

N/A = Not Applicable

Operating Revenues

Rental revenues increased for the three months ended March 31, 2016, as compared to the prior-year period, primarily as a result of acquiring new farms, as well as our ability to renew existing leases at higher rental rates and earning additional revenue on capital improvements made to certain properties. For the three months ended March 31, 2016, we recorded approximately $861,000 of rental revenue attributable to 12 new farms that we acquired since March 31, 2015. In addition, during the three months ended March 31, 2016, we recorded additional rental revenue of approximately $58,000 over that of the prior-year period attributable to the farms we acquired during the three months ended March 31, 2015, primarily due to owning these farms for the full period. On a same-property basis, which only includes properties owned for the entirety of both periods presented, rental revenues increased by approximately $138,000, or 5.7%, for the three months ended March 31, 2016, primarily due to our ability to renew existing leases at higher rates and earning additional revenue on capital improvements constructed on certain properties.

Tenant recovery revenue, which represents real estate taxes and insurance premiums paid on certain of our properties that, per the leases, are required to be reimbursed by the tenant, remained relatively flat for the three months ended March 31, 2016, as compared to the prior-year period. A corresponding amount was also recorded as property operating expenses during the respective periods.

Operating Expenses

Depreciation and amortization expenses increased for the three months ended March 31, 2016, as compared to the prior-year period, as a result of the additional farms we acquired, as mentioned above, and additional site improvements constructed on existing properties since March 31, 2015. For the three months ended March 31, 2016, we recorded additional depreciation and amortization expense of approximately $279,000 as a result of the 12 farms we acquired since March 31, 2015. In addition, during the three months ended March 31, 2016, we recorded additional depreciation and amortization expense of approximately $44,000 over that of the prior-year period attributable to the farms we acquired during the three months ended March 31, 2015, primarily due to owning these farms for the full period. On a same-property portfolio basis, depreciation and amortization expense decreased by approximately $138,000, or 19.7%, for the three months ended March 31, 2016, primarily as a result of certain lease intangible amortization periods expiring.

Property operating expenses consist primarily of real estate taxes, insurance expense and other overhead expenses paid for certain of our properties. Property operating expenses decreased for the three months ended March 31, 2016, as compared to the prior-year period, primarily as a result of lower repairs and maintenance expenses incurred on certain of our properties, as well as a decrease in aggregate property tax expense on our overall portfolio. During the three months ended December 31, 2015, two of our partial-net leases converted to pure, triple-net leases, and, beginning in 2016, certain of our properties were entered into land conservation contracts under the California Land Conservation Act, restricting the land to agricultural use and reducing the property tax assessments on those properties. For the three months ended March 31, 2016, we accrued approximately $144,000 of real estate taxes related to certain of our farms, which included the recognition of certain prior-period supplemental taxes as a result of stepped-up tax assessments of those properties after our acquisitions of them, as compared to approximately $152,000 during the prior-year period.

Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses decreased for the three months ended March 31, 2016, as compared to the prior-year period, primarily due to closing on more separate acquisitions in the prior-year period. In connection with the three farms acquired during the three months ended March 31, 2016, we incurred $88,889 of aggregate acquisition-related costs. Of this amount, during the three months ended March 31, 2016, $84,219 was expensed as incurred, while $4,670 was capitalized and allocated among the assets acquired. For the two farms acquired during the three months ended March 31, 2015, we incurred $193,495 of aggregate acquisition-related costs. Of this amount, during the three months ended March 31, 2015, $175,528 was expensed as incurred, while $2,625 was capitalized and allocated among the assets acquired. In addition, in connection with the farms we acquired during the three months ended March 31, 2015, $7,642 of the acquisition-related costs incurred was expensed during prior periods, and $7,700 was expensed during subsequent periods.

The net management fee paid to our Adviser increased for the three months ended March 31, 2016, as compared to the prior-year period, primarily as a result of a $320,905 finder’s fee earned by our Adviser from a third party in connection with one of our acquisitions during the three months ended March 31, 2015, which the Adviser applied as a credit to the base management fee we owed to our Adviser for the three months ended March 31, 2015. In addition, we have raised approximately $21.5 million of net proceeds from follow-on common stock offerings completed since March 31, 2015, increasing the base (the cost basis of our stockholders’ equity) on which the management fee is calculated.

The administration fee paid to our Administrator increased for the three months ended March 31, 2016, as compared to the prior-year period, primarily due to us using a higher share of our Administrator’s resources in relation to those used by other funds engaged by our Administrator during the three months ended March 31, 2016.

General and administrative expenses increased for the three months ended March 31, 2016, as compared to the prior-year period, primarily as a result of increased state filing fees and additional costs associated with updating the valuations of certain of our farms, partially offset by lower overhead insurance expense.

Other Income (Expense)

Other income, which consists primarily of interest earned on short-term investments and interest patronage received from Farm Credit CFL, increased for the three months ended March 31, 2016, as compared to the prior-year period, primarily due to additional interest patronage received from Farm Credit CFL. During the three months ended March 31, 2016, we received $93,760 from Farm Credit CFL of interest patronage related to interest accrued during 2015, compared to $14,856 of interest patronage received during the prior-year period. The receipt of this interest patronage resulted in a 16.1% decrease in our effective interest rate on our aggregate borrowings from Farm Credit CFL during the year ended December 31, 2015.

Interest expense increased for the three months ended March 31, 2016, as compared to the prior-year period, primarily due to increased overall borrowings. The weighted-average balance of our aggregate borrowings for the three months ended March 31, 2016, was approximately $148.5 million, as compared to $104.5 million for the prior-year period. Including patronage received on our Farm Credit CFL borrowings, the overall effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, was 3.04% for the three months ended March 31, 2016, as compared to 3.50% for the prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Since our IPO in January 2013, we have invested approximately $224.7 million into 35 new farms, and we have expended or accrued an additional $10.9 million for capital improvements on existing properties. Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings, including the undrawn commitments available under the MetLife Facility and the Farmer Mac Facility, and issuances of additional equity securities. Our current available liquidity is approximately $11.9 million, consisting of $2.4 million in cash and, based on the current level of collateral pledged, $9.5 million of availability under the MetLife Facility, subject to compliance with covenants.

As of March 31, 2016, our total-debt-to-total-capitalization ratio, at book value, was 65.8%, which is up from 64.7% as of December 31, 2015. However, on a fair value basis, our total-debt-to-total capitalization ratio as of March 31, 2016, was 51.9%, which is up from 50.2% as of December 31, 2015 (see “Non-GAAP Financial Information—Net Asset Value” below for an explanation of our fair value process). We are currently exploring additional options for further access to capital, including negotiations with several lenders.

Future Capital Needs

Our short- and long-term liquidity requirements consist primarily of making distributions to stockholders to maintain our qualification as a REIT, funding our general operating costs, making principal and interest payments on outstanding borrowings and funding new farmland acquisitions and other investments consistent with our investment strategy. We intend to use a significant portion of our available liquidity to purchase additional farms and farm-related properties. Based on our current liquidity and loan-to-value borrowing rates available to us, and considering certain operating obligations for which we are responsible, we estimate that our current maximum buying power for acquisitions not involving the issuance of additional OP Units is approximately $25.1 million, and we are currently working towards solutions to increase this figure. We continue to actively seek and evaluate acquisitions of additional farms that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We currently have two farms under either a signed purchase and sale agreement or a signed, non-binding letter of intent for an aggregate proposed purchase price of approximately $12.1 million, a portion of which may be paid in OP Units, and we have many other properties that are in various other stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

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

Cash Flow Resources

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015	Change ($ )	Change (%)
Net change in cash from:
Operating activities	$4,233,768	$265,306	$3,968,462	1495.8%
Investing activities	(21,149,732)	(20,034,728)	(1,115,004)	-5.6%
Financing activities	16,576,802	19,330,420	(2,753,618)	-14.2%

Net change in Cash and cash equivalents	$(339,162)	$(439,002)	$99,840	22.7%

Operating Activities

The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is utilized to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator and other corporate-level expenses. The increase in cash provided by operating activities during the three months ended March 31, 2016, as compared to the prior-year period, was primarily due to additional rental payments received from farms we have acquired during the past 12 months, particularly prepaid rent received on the three farms acquired during the three months ended March 31, 2016. This increase was partially offset by increases in certain operating expenses as a result of increased acquisition activity, as well as an increase in cash paid for interest due to increased borrowings during the three months ended March 31, 2016.

Investing Activities

The increase in cash used in investing activities during the three months ended March 31, 2016, as compared to the prior-year period, was primarily due to additional capital improvements made on existing properties during the three months ended March 31, 2016, which exceeded that of the prior-year period by approximately $1.5 million.

Financing Activities

The decrease in cash provided by financing activities during the three months ended March 31, 2016, as compared to the prior-year period, was primarily due to a decrease in our net borrowings during the three months ended March 31, 2016, which were approximately $2.2 million less than that of the prior-year period, as well as increased overall distributions paid out on our common stock OP Units held outside of the Company.

Debt Capital

MetLife Facility

Under our MetLife Facility, the MetLife Note Payable bears interest at a fixed rate of 3.35% per annum, plus an unused line fee of 0.20% on undrawn amounts, and interest rates for subsequent disbursements will be based on prevailing market rates at the time of such disbursements. The interest rates on the current balance and any subsequent disbursements will be subject to adjustment in August 2020. If the full commitment amount of $100.0 million is not drawn by December 31, 2017, MetLife has the option to be relieved of its obligation to disburse the additional funds under this loan. Advances under the MetLife Line of Credit bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.25%, with a minimum annualized rate of 2.50%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the MetLife Line of Credit will be subject to adjustment on April 5, 2017.

Currently, there is approximately $87.5 million outstanding under the MetLife Note Payable that bears interest at a fixed rate of 3.35% per annum and $12.0 million outstanding under the MetLife Line of Credit that bears interest at a rate of 2.88% per annum. While approximately $25.5 million of the full commitment amount remains undrawn, based on the current level of collateral pledged, we currently have approximately $9.5 million of availability under the MetLife Facility.

In addition, we have been in discussions with MetLife to expand the MetLife Facility and modify certain terms of the agreement that would result in additional borrowing availability based on the current collateral pool. However, there can be no assurance that we will be able to enter into any agreement with terms favorable to us, or at all.

Farm Credit CFL Notes Payable

Since September 19, 2014, we have closed on eight separate loans with Farm Credit CFL for an aggregate amount of approximately $22.2 million (collectively, the “Farm Credit CFL Notes Payable”). We currently have $21.3 million outstanding under the Farm Credit CFL Notes Payable that bear interest at an expected weighted-average effective rate (net of expected interest patronage) of 2.87% and have a weighted-average maturity date of April 2031. While we do not currently have any additional availability under our program with Farm Credit CFL based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with Farm Credit CFL in connection with certain potential new acquisitions.

Additionally, we have been in discussions with and have received a non-binding term sheet from Farm Credit CFL for a new borrowing facility that would provide us with additional borrowing availability based on our existing collateral pledged under our existing borrowings with them. However, there can be no assurance that we will be able to enter into any agreements with terms favorable to us, or at all.

Farm Credit West Note Payable

On April 4, 2016, we closed on a loan from Farm Credit West for approximately $9.3 million that bears interest at an expected effective interest rate (net of expected interest patronage) of 2.79% and has a maturity date of November 1, 2040. While we do not currently have any additional availability under our program with Farm Credit West based on the property currently pledged as collateral, we expect to enter into additional borrowing agreements with Farm Credit West in connection with certain potential new acquisitions.

Farmer Mac Facility

On December 5, 2014, we entered into an agreement with Farmer Mac that provides for bond issuances up to an aggregate amount of $75.0 million. To date, we have issued aggregate bonds of approximately $49.2 million under the facility, and we currently have $49.1 million outstanding that bear interest at a weighted-average interest rate of 2.93% and have a weighted-average maturity date of September 2020. While approximately $25.8 million of the full commitment balance remains undrawn, based on the current level of collateral pledged, we currently have no availability under the Farmer Mac Facility. However, we expect to pledge certain potential new property acquisitions as collateral under the Farmer Mac Facility to utilize some or all of this remaining commitment balance. If we have not issued bonds such that the aggregate bond issuances total $75.0 million by December 11, 2016, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility.

In addition, we are currently in discussions with Farmer Mac regarding the expansion of the Farmer Mac Facility; however, there can be no assurance that we will be able to expand this facility on terms favorable to us, or at all.

Equity Capital

Including approximately $29.7 million reserved for issuance under our ATM Program, we currently have the ability to raise up to $276.7 million of additional equity capital through the sale and issuance of securities that are registered under our registration statement on Form S-3 (File No. 333-194539) in one or more future offerings. However, in the future, we may be limited in the amount of securities we may sell on Form S-3 should the market value of our common stock held by non-affiliates decrease below $75.0 million, as has been the case at certain times during the past 12 months. As we are currently above the $75.0 million threshold, this limitation will not impact us until the next measurement period, which will be when we file our 2016 Form 10-K. However, there can be no assurance that we will be above the $75.0 million threshold at that time.

In addition, we have the ability, and may do so in the future, to issue additional OP Units to third parties as consideration in future property acquisitions.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

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

We calculate CFFO by adjusting FFO for the following items:

•	Acquisition-related expenses. Acquisition-related expenses (i.e., due diligence costs) are incurred for investment purposes and do not correlate with the ongoing operations of our existing portfolio. Further, due to the inconsistency in which these costs are incurred and how they are treated for accounting purposes, we believe the exclusion of these expenses improves comparability of our results on a period-to-period basis.

•	Acquisition-related accounting fees. Certain auditing and accounting fees we incur are directly related to acquisitions and vary depending on the number and complexity of acquisitions completed during a period. Due to the inconsistency in which these costs are incurred, we believe the exclusion of these expenses improves comparability of our results on a period-to-period basis.

•	Other adjustments. We will adjust for certain non-recurring charges and receipts and will explain such adjustments accordingly.

Further, we calculate AFFO by adjusting CFFO for the following items:

•	Cash rent adjustment. This adjustment removes the effects of straight-lining rental income, as well as the amortization related to above-market lease values and accretion related to below-market lease values, deferred revenue and tenant improvements, resulting in rental income reflected on a modified accrual cash basis. In addition to these adjustments, beginning with the three months ended June 30, 2015, we modified our calculation in our definition of AFFO to provide greater consistency and comparability due to the period-to-period volatility in which cash rents are received. To coincide with our tenants’ harvest seasons, our leases typically provide for cash rents to be paid at various points throughout the lease year, usually annually or semi-annually. As a result, cash rents received during a particular period may not necessarily be comparable to other periods and do not represent the cash rents indicative of a given lease year. Therefore, we have adjusted AFFO to normalize the cash rent received pertaining to a lease year over that respective lease year on a straight-line basis. We will apply the same modified definition of AFFO for all prior-year periods presented to provide consistency and better comparability.

•	Amortization of deferred financing costs. The amortization of costs incurred to obtain financing is excluded from AFFO, as it is a non-cash expense item.

The following table provides a reconciliation of our FFO, CFFO and AFFO for the three months ended March 31, 2016 and 2015 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO and AFFO per share, computed using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding during the respective periods.

	For the Three Months Ended March 31,
	2016	2015
Net income	$239,992	$24,574
Plus: Real estate and intangible depreciation and amortization	976,710	791,632

FFO available to common stockholders and OP Unit holders	1,216,702	816,206

Plus: Acquisition-related expenses	95,224	170,680
Plus: Acquisition-related accounting fees	14,500	35,000
(Minus) plus: Other one-time (receipts) charges, net(1)	—	(310,939)

CFFO available to common stockholders and OP Unit holders	1,326,426	710,947

Net adjustment for cash rents	(102,757)	(96,596)
Plus: Amortization of deferred financing costs	34,354	21,026

AFFO available to common stockholders and OP Unit holders	$1,258,023	$635,377

Weighted-average common shares outstanding – basic and diluted	9,992,941	7,753,717
Weighted-average OP Units outstanding(2)	237,698	0

Weighted-average total shares outstanding	10,230,639	7,753,717

Diluted FFO per weighted-average total share	$0.12	$0.11

Diluted CFFO per weighted-average total share	$0.13	$0.09

Diluted AFFO per weighted-average total share	$0.12	$0.08

(1)	2015 adjustments consist of the removal of (i) a credit we received from our Advisor related to a new property acquisition and (ii) repairs incurred as a result of the fire that were expensed during the year.
(2)	Includes only OP Units held by third parties. As of March 31, 2016, there were 745,879 OP Units held by non-controlling limited partners, representing 6.9% of all OP Units issued and outstanding. There were no OP Units held by anyone other than the Company during 2015.

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

We believe that net income is the most directly-comparable GAAP measure to each FFO, CFFO and AFFO. Diluted funds from operations (“Diluted FFO”), diluted core funds from operations (“Diluted CFFO”) and diluted adjusted funds from operations (“Diluted AFFO”) per share are FFO, CFFO and AFFO, respectively, divided by the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding on a fully-diluted basis during a period. We believe that net income is the most directly-comparable GAAP measure to each FFO, CFFO and AFFO, and diluted earnings per share is the most directly-comparable GAAP measure to each Diluted FFO, CFFO and AFFO per share.

We believe that FFO, CFFO and AFFO and Diluted FFO, CFFO and AFFO per share are useful to investors because they provide investors with a further context for evaluating our FFO, CFFO and AFFO results in the same manner that investors use net income and EPS in evaluating net income. In addition, because many REITs provide FFO, CFFO and AFFO and Diluted FFO, CFFO and AFFO per share information to the investment community, we believe these are useful supplemental measures when comparing us to other REITs.

Net Asset Value

The following table provides certain summary information about our 46 farm properties held as of March 31, 2016.

		Date	No. of	Total	Farm	Net Cost	Prior Fair	Current Fair
Property Name	Location	Acquired	Farms	Acres	Acres	Basis(1)	Value(2)	Value
San Andreas	Watsonville, CA	6/16/1997	1	307	238	$4,776,750	$13,600,000	$13,600,000	(5)
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	12,142,787	53,000,000	53,000,000	(5)
West Beach	Watsonville, CA	1/3/2011	3	196	195	9,292,113	11,860,000	11,860,000	(5)
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	2,681,288	3,172,000	3,172,000	(4)
Keysville Road	Plant City, FL	10/26/2011	2	61	56	1,240,187	1,548,000	1,582,000	(4)
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	3,929,122	4,400,000	4,457,000	(4)
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	3,903,277	4,856,000	4,856,000	(4)
38th Avenue	Covert, MI	4/5/2013	1	119	89	1,265,366	1,476,000	1,476,000	(4)
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	3,100,817	3,352,000	3,352,000	(4)
Natividad Road	Salinas, CA	10/21/2013	1	166	166	8,846,432	8,500,000	8,500,000	(5)
20th Avenue	South Haven, MI	11/5/2013	3	151	94	1,871,211	2,195,000	2,195,000	(4)
Broadway Road	Moorpark, CA	12/16/2013	1	60	46	2,878,356	3,524,000	3,524,000	(4)
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	13,898,699	14,740,000	14,740,000	(4)
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	7,827,371	8,330,000	8,330,000	(5)
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	2,396,272	2,729,000	2,901,000	(4)
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	5,761,971	6,925,000	6,925,000	(5)
McIntosh Road	Dover, FL	6/20/2014	2	94	78	2,464,544	2,722,000	2,722,000	(4)
Naumann Road	Oxnard, CA	7/23/2014	1	68	66	6,799,261	7,048,000	7,048,000	(4)
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	6,868,186	7,733,000	7,733,000	(5)
Wauchula Road	Duette, FL	9/29/2014	1	808	590	13,713,300	14,562,000	16,800,000	(5)
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	24,206,436	26,694,000	26,694,000	(4)
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	6,046,279	6,383,000	6,383,000	(4)
Espinosa Road	Salinas, CA	1/5/2015	1	331	329	16,450,268	16,905,500	18,212,000	(4)
Parrish Road	Duette, FL	3/10/2015	1	419	412	4,235,980	3,913,280	7,000,000	(5)
Immokalee Exchange	Immokalee, FL	6/25/2015	2	2,678	1,644	15,585,280	15,757,700	15,757,700	(3)
Holt County	Stuart, NE	8/20/2015	1	1,276	1,052	5,460,180	5,504,000	5,504,000	(3)
Rock County	Bassett, NE	8/20/2015	1	1,283	1,049	5,450,906	5,504,000	5,504,000	(3)
Bear Mountain	Arvin, CA	9/3/2015	3	854	841	22,656,128	18,922,500	18,922,500	(3)(7)
Corbitt Road	Immokalee, FL	11/2/2015	1	691	390	3,800,181	3,760,000	3,760,000	(3)
Reagan Road	Willcox, AZ	12/22/2015	1	1,239	875	5,708,898	5,700,000	5,700,000	(3)
Gunbarrel Road	Alamosa, CO	3/3/2016	3	6,191	4,730	25,637,561	—	25,884,991	(6)

			46	23,003	17,953	$250,895,407	$285,315,980	$318,095,191

(1)	Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Includes Investments in real estate, net and Lease intangibles, net; plus net above-market lease values included in Other assets; and less net below-market lease values, deferred revenue and unamortized tenant improvements included in Other liabilities, each as shown on the accompanying Condensed Consolidated Balance Sheet .
(2)	As reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
(3)	Valued at the purchase price paid.
(4)	Represents values as determined by our internal valuation process, as described below.
(5)	Represents values as determined by third-party appraisals performed between April 2015 and April 2016.
(6)	Valued at the agreed-upon purchase price, as reported in the related Agreements of Purchase and Sale and Contribution Agreements for the property.
(7)	Value excludes approximately $3.7 million of capitalized costs incurred related to the development of an almond orchard on the property. The property will be re-appraised upon completion of the project, which is expected to be by June 30, 2016.

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

A breakdown of the methodologies used to value our properties and the aggregate value as of March 31, 2016, determined by each method is shown in the table below:

Valuation Method	No. of Farms	Total Portfolio Fair Value		% of Total Fair Value
Purchase Price	12	$81,033,191		25.5%
Internal Valuation	23	103,314,000	(1)	32.5%
Third-party Appraisal	11	133,748,000		42.0%

Total	46	$318,095,191		100.0%

(1)	94.7% of this valuation, or approximately $97.8 million, is supported by values as determined by third-party appraisals performed between January 2013 and April 2015. The difference of $5.5 million represents the net appreciation of those properties since the time of such appraisals, as determined according to our Valuation Policy .

Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of March 31, 2016, include land values per farmable acre, market rental rates per farmable acre and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range	Weighted	Range	Weighted
	(Low - High)	Average	(Low - High)	Average
Land Value (per farmable acre)	$4,630 - $105,000	$64,994	$8,854 - $100,705	$53,678
Market Rent (per farmable acre)	$260 - $3,700	$2,555	$452 - $5,019	$2,545
Market Capitalization Rate	3.12% - 5.00%	3.91%	3.37% - 6.50%	4.39%

The table above applies only to the farmland portion of our portfolio and exclude assumptions made relating to farm-related property, such as cooling facilities and box barns, and other structures on our properties, including residential housing and horticulture, as their aggregate value was deemed to be immaterial in relation to that of the farmland.

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

Management believes that the purchase prices of the farms acquired during the previous 12 months, the most recent appraisals available for the farms acquired prior to the previous 12 months that were not valued internally, which appraisals were performed between the periods of October 2015 and April 2016, and the farms that were valued internally during the previous 12 months, fairly represent the current market values of the properties as of March 31, 2016, and, accordingly, did not make any adjustment to these values.

A quarterly roll-forward of the change in our portfolio value for the three months ended March 31, 2016, from the prior value basis as of December 31, 2015, is provided in the table below:

Total portfolio fair value as of December 31, 2015		$285,315,980
Plus Acquisitions:
Gunbarrel Road	$25,884,991
Total acquisitions for the three months ended March 31, 2016		25,884,991
Plus Value Appreciation:
Keysville Road	34,000
Colding Loop Road	57,000
Collings Road	172,000
Wauchula Road	2,238,000
Espinosa Road	1,306,500
Parrish Road	3,086,720

Total appreciation for the three months ended March 31, 2016		6,894,220

Total portfolio fair value as of March 31, 2016		$318,095,191

In addition, using a discounted cash flow analysis, management determined that the fair value of all encumbrances on our properties as of March 31, 2016, was approximately $162.5 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of $160.8 million.

Calculation of Estimated Net Asset Value

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

As of March 31, 2016, we estimate our NAV per share to be $13.87, as detailed below:

Total assets	$256,970,629
Less: net cost basis of tangible real estate and intangible lease assets(1)	(252,219,687)
Plus: estimated fair value of property portfolio(2)	318,095,191

Estimated fair value of total assets		$322,846,133
Total liabilities	173,530,422
Less: net cost basis of intangible lease liabilities(3)	(1,324,280)
Less: book value of aggregate borrowings(4)	(160,776,919)
Plus: fair value of aggregate borrowings(5)	162,461,816

Estimated fair value of total liabilities		173,891,039

Estimated Net Worth		$148,955,094

Shares outstanding(6)		10,738,820

Estimated NAV per share		$13.87

(1)	Adjusted for $10,361 of net above-market lease values, included in Other assets on the accompanying Condensed Consolidated Balance Sheet.
(2)	Per current value basis presented in the table above.
(3)	Adjusted for $172,044 of net below-market lease values and deferred revenue and $1,152,236 of unamortized tenant improvements, both included in Other liabilities on the accompanying Condensed Consolidated Balance Sheet .
(4)	Excludes $1,048,864 of deferred financing costs related to mortgage notes and bonds payable included in Mortgage notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet .
(5)	Valued using a discounted cash flow model.
(6)	Includes 745,879 OP Units held by non-controlling limited partners, representing 6.9% of all OP Units issued and outstanding.

A quarterly roll-forward in the estimated NAV per share for the three months ended March 31, 2016, is provided below:

Estimated NAV per share as of December 31, 2015		$14.20
Plus net income		0.02
Plus change in valuations:
Net change in unrealized appreciation of farmland portfolio(1)	$0.38
Net change in unrealized fair value of borrowings	(0.22)

Net change in valuations		0.16
Less distributions		(0.12)
Less dilutive effect of OP Unit issuances		(0.39)

Estimated NAV per share as of March 31, 2016		$13.87

(1)	The net change in unrealized appreciation of farmland portfolio consists of three components: (i) an increase of $0.64 due to the appreciation in value of eight farms that were valued during the three months ended March 31, 2016, (ii) an increase of $0.09 due to the aggregate depreciation and amortization expense recorded during the three months ended March 31, 2016, and (iii) a decrease of $0.35 due to capital improvements made on certain properties that have not yet been included as a corresponding increase to the respective properties’ estimated fair values.

Comparison of estimated NAV, using the above definition, to similarly-titled measures for other REITs, may not necessarily be meaningful, due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per share calculation. For example, while we estimated the NAV per share as of March 31, 2016, to be $13.87 per the calculation above, the closing price of our common stock on March 31, 2016, was $10.07, and it has subsequently traded, through April 29, 2016, between $9.61 and $10.61 per share.

While management believes the values presented reflect current market conditions, the ultimate amount realized on any asset will be based on the timing of such dispositions and the then-current market conditions. There can be no assurance that the ultimate realized value upon disposition of an asset will approximate the estimated fair value above.

We intend to report any adjustments to the estimated NAV, as well as to the values of our properties, in this section on a quarterly basis, but in no case less than annually. However, the determination of estimated NAV is subjective and involves a number of assumptions, judgments and estimates, and minor inaccuracies in our assumptions may have a material impact on our overall portfolio valuation. In addition, many of the assumptions used are sensitive to market conditions and can change frequently. Changes in the market environment and other events that may occur during our ownership of these properties may cause the values reported above to vary from the actual fair value that may be obtained in the open market.

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

As of March 31, 2016, the fair value of our fixed-rate borrowings outstanding, which accounted for 97.0% of our total indebtedness, at cost, as of March 31, 2016, was approximately $157.6 million. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. If market interest rates had been one percentage point lower or higher than those rates in place as of March 31, 2016, the fair value of our fixed-rate borrowings would have increased or decreased by approximately $5.2 million or $4.9 million, respectively.

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended March 31, 2016, from that disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on February 23, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any such material legal proceedings threatened against us.

Item 1A.	Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to this section and the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed by us with the U.S. Securities and Exchange Commission on February 23, 2016. The risks described below and in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, financial condition and/or operating results in the future.

We may enter into tax protection agreements in the future if we issue OP Units in connection with the acquisition of properties, which could limit our ability to sell or otherwise dispose of certain properties.

Our Operating Partnership may enter into tax protection agreements in connection with issuing OP Units to acquire additional properties which could provide that if we dispose of any interest in the protected acquired property prior to a certain time, we will indemnify the other party for its tax liabilities attributable to the built-in gain that exists with respect to such property. Therefore, although it may be in our stockholders’ best interests that we sell one of these properties, it may be economically prohibitive for us to do so if we are a party to such a tax protection agreement. While we do not currently have any of these tax protection agreements in place currently, we cannot guarantee that we will not enter into such agreements in the future.

Our redemption of OP Units could result in the issuance of a large number of new shares of our common stock and/or force us to expend significant cash, which may limit our funds necessary to make distributions on our common stock.

As of the date of this Quarterly Report, third parties owned approximately 6.9% of the outstanding OP Units. Following any contractual lock-up provisions, including the one-year mandatory holding period, a non-controlling limited partner of our Operating Partnership may require us to redeem the OP Units it holds for cash. At our election, we may satisfy the redemption through the issuance of shares of our common stock on a one-for-one basis. However, the limited partners’ redemption right may not be exercised if and to the extent that the delivery of the shares upon such exercise would result in any person violating the ownership and transfer restrictions set forth in our charter. If a large number of OP Units were redeemed, it could result in the issuance of a large number of new shares of our common stock, which could dilute our existing stockholders’ ownership. Alternatively, if we were to redeem a large number of OP Units for cash, we may be required to expend significant amounts to pay the redemption price, which may limit our funds necessary to make distributions on our common stock. Further, if we do not have sufficient cash on hand at the time the OP Units are tendered for redemption, we may be forced to sell additional shares of our common stock in order to raise cash, which could cause dilution to our existing stockholders and adversely affect the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

As partial consideration in connection with the acquisition of Gunbarrel Road, on March 3, 2016, the Operating Partnership issued 745,879 OP Units, constituting an aggregate fair value of approximately $6.5 million as of the acquisition date, subject to adjustment pursuant to the related contribution agreements, to certain sellers upon consummation of the transactions. Following a one-year holding period, the OP Units will be redeemable for cash or, at the Company’s discretion, exchangeable for shares of the Company’s common stock, in accordance with the terms of the Operating Partnership’s partnership agreement.

The exchange of the OP Units pursuant to the related contribution agreements were consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering. No sales commission or other consideration was paid in connection with such sale.

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 2, 2012.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-183965), filed November 15, 2012.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

10.1	Agreement of Purchase and Sale, dated February 11, 2016, between Gunbarrel Road Alamosa, LLC, and Ernest and Virginia Myers, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed March 9, 2016.

10.2	Agreement of Purchase and Sale, dated February 17, 2016, between Gunbarrel Road Alamosa, LLC, and SAM Investments, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed March 9, 2016.

10.3	Contribution Agreement, dated February 17, 2016, by and among Gunbarrel Road Alamosa, LLC, Gladstone Land Corporation, Gladstone Land Partners, LLC Gladstone Land Limited Partnership and SAM Investments, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795), filed March 9, 2016.

10.4	Contribution Agreement, dated February 17, 2016, by and among Gunbarrel Road Alamosa, LLC, Gladstone Land Corporation, Gladstone Land Partners, LLC Gladstone Land Limited Partnership and Mountain Valley Produce, L.L.C., incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35795), filed March 9, 2016.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Stockholders Equity for the three months ended March 31, 2016, and the year ended December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: May 2, 2016	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: May 2, 2016	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors