Form 10-Q
period 2016-06-30
GLADSTONE LAND Corp
filed 2016-08-02
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 001-35795
______________________________________________
GLADSTONE LAND CORPORATION
(Exact name of registrant as specified in its charter)
______________________________________________

MARYLAND	54-1892552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 100 MCLEAN, VIRGINIA	22102
(Address of principal executive offices)	(Zip Code)
(703) 287-5800
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
______________________________________________
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
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 1, 2016, was 10,024,875.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2016

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Investments in real estate, net	$268,581,945	$221,783,425
Lease intangibles, net	2,033,221	1,763,541
Cash and cash equivalents	2,077,250	2,532,522
Deferred financing costs related to borrowings under line of credit, net	124,410	132,495
Other assets, net	2,368,283	2,472,042
Total assets	$275,185,109	$228,684,025
LIABILITIES AND EQUITY
LIABILITIES:
Mortgage notes and bonds payable, net	$165,973,676	$141,578,935
Borrowings under line of credit	14,500,000	100,000
Accounts payable and accrued expenses	3,945,411	3,495,339
Due to related parties(1)	736,121	565,593
Other liabilities	7,802,760	4,937,439
Total liabilities	192,957,968	150,677,306
Commitments and contingencies(2)
EQUITY:
Stockholders’ equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 9,992,941 shares issued and outstanding as of June 30, 2016, and December 31, 2015	9,993	9,993
Additional paid-in capital	87,494,872	86,892,095
Accumulated deficit	(10,988,919)	(8,895,369)
Total stockholders’ equity	76,515,946	78,006,719
Non-controlling interests in operating partnership	5,711,195	—
Total equity	82,227,141	78,006,719
TOTAL LIABILITIES AND EQUITY	$275,185,109	$228,684,025

(1)	Refer to Note 5, “Related-Party Transactions,” for additional information.

(2)	Refer to Note 7, “Commitments and Contingencies,” for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Rental revenue	$4,241,612	$2,780,456	$7,921,085	$5,402,783
Tenant recovery revenue	2,829	3,397	6,032	6,794
Total operating revenues	4,244,441	2,783,853	7,927,117	5,409,577
OPERATING EXPENSES:
Depreciation and amortization	1,334,973	711,803	2,311,683	1,503,435
Property operating expenses	158,578	156,405	338,781	362,170
Acquisition-related expenses	24,648	178,016	119,872	348,697
Management fee(1)	385,586	328,392	772,740	624,140
Incentive fee(1)	158,877	—	158,877	—
Administration fee(1)	179,377	177,852	391,237	308,788
General and administrative expenses	408,365	336,714	839,691	734,068
Operating expenses before credits from Adviser	2,650,404	1,889,182	4,932,881	3,881,298
Credits to fees from Adviser(1)	—	—	—	(320,905)
Total operating expenses, net of credits to fees	2,650,404	1,889,182	4,932,881	3,560,393
OPERATING INCOME	1,594,037	894,671	2,994,236	1,849,184
OTHER INCOME (EXPENSE):
Other income	8,643	1,593	103,284	21,023
Interest expense	(1,486,820)	(947,362)	(2,741,668)	(1,896,731)
Property and casualty recovery, net	—	20,809	—	20,809
Total other expense	(1,478,177)	(924,960)	(2,638,384)	(1,854,899)
NET INCOME (LOSS)	115,860	(30,289)	355,852	(5,715)
Less net income attributable to non-controlling interests	(8,047)	—	(13,623)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$107,813	$(30,289)	$342,229	$(5,715)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$0.01	$(0.00)	$0.03	$(0.00)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	9,992,941	8,439,855	9,992,941	8,098,681

(1)	Refer to Note 5, “Related-Party Transactions,” for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock				Non-
	Number		Additional	Accumulated	Controlling	Total
	of Shares	Par Value	Paid-in Capital	Deficit	Interests	Equity
Balance at December 31, 2014	7,753,717	$7,754	$65,366,309	$(5,404,735)	$—	$59,969,328
Net income	—	—	—	568,545	—	568,545
Proceeds from issuance of common stock, net	2,239,224	2,239	21,525,786	—	—	21,528,025
Distributions	—	—	—	(4,059,179)	—	(4,059,179)
Balance at December 31, 2015	9,992,941	$9,993	$86,892,095	$(8,895,369)	$—	$78,006,719
Net income	—	—	—	342,229	13,623	355,852
Offering costs	—	—	(3,867)	—	(25,500)	(29,367)
Distributions	—	—	—	(2,435,779)	(122,137)	(2,557,916)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	6,451,853	6,451,853
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	606,644	—	(606,644)	—
Balance at June 30, 2016	9,992,941	$9,993	$87,494,872	$(10,988,919)	$5,711,195	$82,227,141
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$355,852	$(5,715)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,311,683	1,503,435
Amortization of deferred financing costs	69,726	43,927
Amortization of deferred rent assets and liabilities, net	(84,813)	(125,739)
Property and casualty recovery, net	—	(20,809)
Allowance for doubtful accounts	50,820	—
Changes in operating assets and liabilities:
Other assets	9,941	22,071
Accounts payable, accrued expenses and due to related parties	521,763	330,717
Other liabilities	3,029,581	(141,877)
Net cash provided by operating activities	6,264,553	1,606,010
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate	(34,375,908)	(35,279,105)
Capital expenditures on existing real estate	(7,883,458)	(1,589,150)
Decrease in restricted cash	—	132,741
Deposits on future acquisitions	(150,000)	(200,000)
Deposits applied against real estate investments	(416,725)	(350,000)
Deposits refunded	200,000	100,000
Insurance proceeds received capitalized as real estate additions	—	20,809
Net cash used in investing activities	(42,626,091)	(37,164,705)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity	—	14,895,206
Offering costs	(251,710)	(877,768)
Borrowings from mortgage notes payable	24,813,000	25,450,280
Repayments on mortgage note payable	(419,596)	(206,475)
Net borrowings from (repayments on) line of credit	14,400,000	(1,200,000)
Payment of financing fees	(77,512)	(116,333)
Distributions paid on common stock	(2,435,779)	(1,846,850)
Distributions paid to non-controlling interests in Operating Partnership	(122,137)	—
Net cash provided by financing activities	35,906,266	36,098,060
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(455,272)	539,365
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,532,522	2,619,342
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,077,250	$3,158,707
NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of non-controlling interests in operating partnership in conjunction with acquisitions	$6,451,853	$—
Real estate additions included in Accounts payable, accrued expenses and due to related parties	1,485,479	1,421,863
Real estate additions included in Other liabilities	623,808	—
Real estate additions removed from Other liabilities	700,000	—
Common stock offering and OP Unit issuance costs included in Accounts payable, accrued expenses and due to related parties	13,598	259,776
Financing fees included in Accounts payable, accrued expenses and due to related parties	7,912	14,382
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS
Business
Gladstone Land Corporation is a real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004, and having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. The Company owned 93.1% and 100.0% of the limited partnership interests in the Operating Partnership ("OP Units") as of June 30, 2016, and December 31, 2015, respectively (see Note 6, "Equity," for additional discussion regarding OP Units).
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2016 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Reclassifications
Certain line items on the Condensed Consolidated Balance Sheet as of December 31, 2015, the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015, and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015, have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity, net income or net change in cash and cash equivalents.
Non-controlling Interests
Non-controlling interests are interests in the Operating Partnership not owned by us. We evaluate whether non-controlling interests are subject to redemption features outside of our control. As of June 30, 2016, the non-controlling interests in the Operating Partnership are redeemable for cash or, at our option, shares of our common stock and thus are reported in the equity section of the Condensed Consolidated Balance Sheet but separate from stockholders’ equity. The amount reported for non-controlling interests on the Condensed Statement of Operations represents the portion of income from the Operating Partnership not attributable to us.

Critical Accounting Policies
The preparation of financial statements in accordance with GAAP requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions, and the application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements included in our Form 10-K. There were no material changes to our significant accounting policies during the six months ended June 30, 2016.
Recently-Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred financing cost. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and we adopted this provision during the three months ended March 31, 2016. As of both June 30, 2016, and December 31, 2015, we had unamortized deferred financing costs related to mortgage notes and bonds payable of approximately $1.1 million, which costs have been reclassified from Deferred financing costs, net, as reported on the Consolidated Balance Sheet as of December 31, 2015, in the Form 10-K, to Mortgage notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheets. All periods presented have been retroactively adjusted.
The following table summarizes the retrospective adjustment and the overall impact on the previously-reported consolidated financial statements:

	As of December 31, 2015
	As Previously Reported	Retrospective Application
Deferred financing costs related to mortgage notes and bonds payable(1)	$1,054,222	$—
Mortgage notes and bonds payable, net	142,633,157	141,578,935

(1)	Included as part of Deferred financing costs, net, as reported on the Consolidated Balance Sheet in the Form 10-K.
In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. ASU 2015-15 was effective immediately. As of each June 30, 2016, and December 31, 2015, we had unamortized deferred financing costs of approximately $0.1 million related to our line of credit, and we will continue to present debt issuance costs related to line of credit arrangements as an asset on the accompanying Condensed Consolidated Balance Sheets.
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
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly owned on a fee-simple basis. The following table provides certain summary information about our 47 farms as of June 30, 2016:

		Date	Number of	Total	Farm	Lease Expiration		Net Cost
Property Name	Location	Acquired	Farms	Acres	Acres	Date		Basis(1)	Encumbrances(2)
San Andreas	Watsonville, CA	6/16/1997	1	307	238	12/31/2020		$4,766,850	$5,419,371
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	6/30/2020		12,087,278	27,572,207
West Beach	Watsonville, CA	1/3/2011	3	196	195	12/31/2023		9,284,807	5,279,214
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	10/31/2020		2,678,229	1,749,149
Keysville Road	Plant City, FL	10/26/2011	2	61	56	6/30/2020		1,239,809	897,600
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	6/14/2018		3,900,918	2,640,000
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	6/30/2017		3,862,689	2,522,250
38th Avenue	Covert, MI	4/5/2013	1	119	89	4/4/2020		1,255,879	835,331
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	5/31/2028		3,091,791	1,931,041
Natividad Road	Salinas, CA	10/21/2013	1	166	166	10/31/2024		8,952,970	4,360,413
20th Avenue	South Haven, MI	11/5/2013	3	151	94	11/4/2018		1,851,986	1,245,832
Broadway Road	Moorpark, CA	12/16/2013	1	60	46	12/15/2023		2,875,864	1,868,748
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	12/31/2023		13,879,837	8,720,826
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	2/29/2024		7,778,747	4,173,538
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	9/30/2024		2,368,937	1,681,874
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	9/30/2022		5,746,921	3,675,205
McIntosh Road	Dover, FL	6/20/2014	2	94	78	6/30/2017	(3)	2,453,449	1,519,620
Naumann Road	Oxnard, CA	7/23/2014	1	68	66	7/31/2017		6,793,670	4,291,892
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	10/31/2024		6,848,715	3,612,914
Wauchula Road	Duette, FL	9/29/2014	1	808	590	9/30/2024		13,581,735	7,536,338
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	7/31/2017		24,170,815	15,572,904
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	11/3/2017		6,031,400	3,675,000
Espinosa Road	Salinas, CA	1/5/2015	1	331	329	10/31/2016		16,358,539	10,178,000
Parrish Road	Duette, FL	3/10/2015	1	419	412	6/30/2025		4,188,751	2,374,680
Immokalee Exchange	Immokalee, FL	6/25/2015	2	2,678	1,644	6/30/2020		15,526,274	9,360,000
Holt County	Stuart, NE	8/20/2015	1	1,276	1,052	12/31/2018		5,441,699	3,301,000
Rock County	Bassett, NE	8/20/2015	1	1,283	1,049	12/31/2018		5,428,714	3,301,000
Bear Mountain	Arvin, CA	9/3/2015	3	854	841	1/9/2031		26,094,518	9,979,735
Corbitt Road	Immokalee, FL	11/2/2015	1	691	390	12/31/2021		3,777,909	3,714,880
Reagan Road	Willcox, AZ	12/22/2015	1	1,239	875	12/31/2025		5,678,064	3,723,000
Gunbarrel Road	Alamosa, CO	3/3/2016	3	6,191	4,730	2/28/2021		25,326,491	15,531,000
Calaveras Avenue	Coalinga, CA	4/5/2016	1	453	442	10/31/2025		15,401,510	9,282,000
			47	23,456	18,395			$268,725,765	$181,526,562

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

(2)
Excludes approximately $1.1 million of deferred financing costs related to mortgage notes and bonds payable included in Mortgage notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet.

(3)	There are two leases in place on this property, one expiring on June 30, 2017, and the other expiring on June 30, 2019.

Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of June 30, 2016, and December 31, 2015:

	June 30, 2016	December 31, 2015
Real estate:
Land and land improvements	$213,659,402	$192,020,381
Irrigation systems	30,615,816	21,849,508
Buildings	14,623,118	11,184,647
Horticulture	13,679,327	1,490,695
Other improvements	4,575,516	1,872,606
Real estate, at cost	277,153,179	228,417,837
Accumulated depreciation	(8,571,234)	(6,634,412)
Real estate, net	$268,581,945	$221,783,425
Real estate depreciation expense on these tangible assets was $1,136,838 and $1,936,822 for the three and six months ended June 30, 2016, respectively, and $539,125 and $1,051,639 for the three and six months ended June 30, 2015, respectively.
Included in the figures above are amounts related to improvements on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of June 30, 2016, and December 31, 2015, we recorded tenant improvements, net of accumulated depreciation, of $1,733,422 and $1,302,009, respectively. We recorded both depreciation expense and additional rental revenue related to these tenant improvements of $30,753 and $61,537 during the three and six months ended June 30, 2016, respectively, and $10,825 and $9,021 for the three and six months ended June 30, 2015, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of lease intangible assets and the related accumulated amortization as of June 30, 2016, and December 31, 2015:

	June 30, 2016	December 31, 2015
Lease intangibles:
In-place leases	$1,607,932	$1,225,955
Leasing costs	939,676	677,112
Tenant relationships	886,743	886,743
Lease intangibles, at cost	3,434,351	2,789,810
Accumulated amortization	(1,401,130)	(1,026,269)
Lease intangibles, net	$2,033,221	$1,763,541
Total amortization expense related to these lease intangible assets was $198,135 and $374,861 for the three and six months ended June 30, 2016, respectively, and $172,678 and $451,796 for the three and six months ended June 30, 2015, respectively.

The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets and Other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of June 30, 2016, and December 31, 2015.

	June 30, 2016		December 31, 2015
	Deferred Rent Asset	Accumulated (Amortization)	Deferred Rent Asset	Accumulated (Amortization)
Intangible Asset or Liability	(Liability)	Accretion	(Liability)	Accretion
Above-market lease values(1)	$19,528	$(10,795)	$19,528	$(7,540)
Below-market lease values and deferred revenue(2)	(202,579)	37,867	(202,579)	23,205
	$(183,051)	$27,072	$(183,051)	$15,665

(1)	Above-market lease values are included as part of Other assets in the accompanying Condensed Consolidated Balance Sheets, and the related amortization is recorded as a reduction of rental income.

(2)
Below-market lease values and deferred revenue are included as a part of Other liabilities in the accompanying Condensed Consolidated Balance Sheets, and the related accretion is recorded as an increase to rental income.

Total amortization related to above-market lease values and deferred revenue was $1,627 and $3,255 for the three and six months ended June 30, 2016, respectively, and $5,395 and $10,790 for the three and six months ended June 30, 2015, respectively. Total accretion related to below-market lease values and deferred revenue was $7,331 and $14,662 for the three and six months ended June 30, 2016, respectively, and $52,590 and $107,733 for the three and six months ended June 30, 2015, respectively.
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
In addition, total consideration for acquisitions may include a combination of cash and equity securities, such as OP Units. When OP Units are issued in connection with acquisitions, we determine the fair value of the OP Units issued based on the number of units issued multiplied by the closing price of the Company’s common stock on the date of acquisition.
2016 New Real Estate Activity
During the six months ended June 30, 2016, we acquired four new farms in two separate transactions, which are summarized in the table below.

				Number				Total			Annualized		New
Property	Property	Acquisition	Total	of	Primary	Lease	Renewal	Purchase	Acquisition		Straight-line		Long-term
Name	Location	Date	Acreage	Farms	Crop(s)	Term	Options	Price	Costs		Rent(1)		Debt Issued
Gunbarrel Road (2)	Alamosa, CO	3/3/2016	6,191	3	Organic Potatoes	5 years	1 (5 years)	$25,735,815	$93,585	(3)	$1,590,614		$15,531,000
Calaveras Avenue	Coalinga, CA	4/5/2016	453	1	Pistachios	10 years	1 (5 years)	15,470,000	38,501	(4)	773,500	(5)	9,282,000
			6,644	4				$41,205,815	$132,086		$2,364,114		$24,813,000

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

(2)	As partial consideration for the acquisition of this property, we issued 745,879 OP Units, constituting an aggregate fair value of approximately $6.5 million as of the acquisition date.

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
We determined the fair value of assets acquired and liabilities assumed related to the property acquired during the six months ended June 30, 2016, to be as follows:

	Land and Land		Irrigation	Other		In-place	Leasing	Total Purchase
Property Name	Improvements	Buildings	Systems	Improvements	Horticulture	Leases	Costs	Price
Gunbarrel Road	$16,755,814	$3,438,291	$2,830,738	$2,079,102	$—	$381,977	$249,893	$25,735,815
Calaveras Avenue	3,615,436	—	424,112	—	11,430,452	—	—	15,470,000
	$20,371,250	$3,438,291	$3,254,850	$2,079,102	$11,430,452	$381,977	$249,893	$41,205,815
The allocation of the purchase price for the property acquired during the six months ended June 30, 2016, is preliminary and may change during the measurement period if we obtain new information regarding the assets acquired or liabilities assumed at the acquisition date.

Below is a summary of the total operating revenues and earnings recognized on the property acquired during the three and six months ended June 30, 2016:

		For the three months ended June 30, 2016		For the six months ended June 30, 2016
	Acquisition	Operating		Operating
Property Name	Date	Revenues	Earnings(1)	Revenues	Earnings(1)
Gunbarrel Road	3/3/2016	$397,654	$72,522	$521,653	$93,597
Calaveras Avenue	4/5/2016	183,865	76,565	183,865	76,565
		$581,519	$149,087	$705,518	$170,162

(1)	Earnings are calculated as net income less interest expense and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.
2015 New Real Estate Activity
During the six months ended June 30, 2015, we acquired four new farms in three separate transactions, which are summarized in the table below.

Property	Property	Acquisition	Total	Number of	Primary	Lease	Renewal	Total Purchase	Acquisition		Annualized Straight-line	Long-term
Name	Location	Date	Acreage	Farms	Crop(s)	Term	Options	Price	Costs		Rent(1)	Debt Issued
Espinosa Road(2)	Salinas, CA	1/5/2015	331	1	Strawberries	1.8 years	None	$16,905,500	$89,885	(3)	$778,342	$10,178,000
Parrish Road	Duette, FL	3/10/2015	419	1	Strawberries	10.3 years	2 (5 years)	3,913,280	103,610	(3)	251,832	2,374,680
Immokalee Exchange	Immokalee, FL	6/25/2015	2,678	2	Misc. Vegetables	5.0 years	2 (5 years)	15,757,700	152,571	(3)	960,104	9,360,000
			3,428	4				$36,576,480	$346,066		$1,990,278	$21,912,680

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease.

(2)
In connection with this acquisition, our Adviser earned a finder’s fee of $320,905, which the Adviser fully credited back to us during the six months ended June 30, 2015. See Note 5, “Related-Party Transactions” for further discussion on this fee.

(3)
Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $7,225 of direct leasing costs in connection with these acquisitions.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the six months ended June 30, 2015, to be as follows:

	Land and Land	Buildings and	Irrigation	In-place	Leasing	Tenant	Total Purchase
Property Name	Improvements	Improvements	System	Leases	Costs	Relationships	Price
Espinosa Road	$15,852,466	$84,478	$497,401	$246,472	$43,894	$180,789	$16,905,500
Parrish Road	2,403,064	42,619	1,299,851	54,405	77,449	35,892	3,913,280
Immokalee Exchange	14,410,840	273,107	515,879	229,406	148,691	179,777	15,757,700
	$32,666,370	$400,204	$2,313,131	$530,283	$270,034	$396,458	$36,576,480

Below is a summary of the total operating revenues and earnings recognized on the properties acquired during the three and six months ended June 30, 2015:

		For the three months ended June 30, 2015		For the six months ended June 30, 2015
	Acquisition	Operating		Operating
Property Name	Date	Revenues	Earnings(1)	Revenues	Earnings(1)
Espinosa Road	1/5/2015	$194,585	$101,813	$380,802	$198,871
Parrish Road	3/10/2015	62,958	21,770	77,174	28,949
Immokalee Exchange	6/25/2015	—	(1,223)	—	(1,223)
		$257,543	$122,360	$457,976	$226,597

(1)	Earnings are calculated as net income less interest expense and any acquisition-related costs that are required to be expensed if the acquisition is treated as a business combination under ASC 805.

Acquired Intangibles and Liabilities
The following table shows the weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed in connection with new real estate acquired as part of business combinations during the six months ended June 30, 2016 and 2015:

	Weighted-Average Amortization Period (in Years)
Intangible Assets and Liabilities	2016	2015
In-place leases	5.1	4.1
Leasing costs	5.1	6.1
Tenant relationships	—	9.5
All intangible assets and liabilities	5.1	6.3
Pro-Forma Financials
During the six months ended June 30, 2016 and 2015, we acquired three farms and four farms, respectively, in transactions that qualified as business combinations. The following table reflects pro-forma consolidated financial information as if each farm acquired as part of a business combination was acquired on January 1 of the respective prior fiscal year. In addition, pro-forma earnings have been adjusted to assume that acquisition-related costs related to these farms were incurred at the beginning of the previous fiscal year.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Data:
Total operating revenue	$4,244,441	$2,834,979	$7,927,117	$5,629,607
Net income attributable to the company	$92,512	$(293,259)	$101,372	$517,789
Share and Per-share Data:
Earnings per share of common stock – basic and diluted	$0.01	$(0.03)	$0.01	$0.06
Weighted-average common shares outstanding – basic and diluted	9,992,941	9,060,314	9,992,941	9,060,314
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

On April 5, 2016, we reimbursed the tenant occupying Wauchula Road for $569,607 of costs incurred to construct certain irrigation improvements on the farm. As stipulated in the lease, beginning with the three months ending June 30, 2016, we will earn an additional $92,634 of annualized, straight-line rental income on this farm throughout the remaining lease term.

On April 5, 2016, we reimbursed the tenant occupying Parrish Road for $500,000 of our portion of the costs incurred to construct certain irrigation improvements on the farm. As stipulated in the lease, beginning with the three months ending June 30, 2016, we will earn an additional $139,073 of annualized, straight-line rental income on this farm throughout the remaining lease term. In addition, in connection with our acquisition of Parrish Road in March 2015, we committed to providing $745,000 as additional compensation and reimbursements of certain costs, contingent upon the approval by a local water management district of increases in certain water permits on the property. These water permits were approved on June 28, 2016, and we remitted $745,000 to the tenant, who was also the seller of the property, on June 30, 2016.
Portfolio Diversification and Concentrations
Diversification
The following table summarizes the geographic locations, by state, of our properties with leases in place as of June 30, 2016 and 2015:

	As of and For the Six Months Ended June 30, 2016					As of and For the Six Months Ended June 30, 2015
	Number of	Total	% of Total	Rental	% of Total Rental	Number of	Total	% of Total	Rental	% of Total Rental
State	Farms	Acres	Acres	Revenue	Revenue	Farms	Acres	Acres	Revenue	Revenue
California	19	4,029	17.2%	$4,502,644	56.8%	15	2,722	23.7%	$3,712,894	68.7%
Florida	13	5,094	21.7%	1,539,217	19.4%	12	4,401	38.4%	820,834	15.2%
Oregon	4	2,313	9.9%	584,962	7.4%	4	2,313	20.2%	583,763	10.8%
Colorado	3	6,191	26.4%	521,653	6.6%	—	—	—%	—	—%
Arizona	2	3,000	12.8%	358,051	4.5%	1	1,761	15.4%	161,935	3.0%
Nebraska	2	2,559	10.9%	289,815	3.7%	—	—	—%	—	—%
Michigan	4	270	1.1%	124,743	1.6%	4	270	2.3%	123,357	2.3%
	47	23,456	100.0%	$7,921,085	100.0%	36	11,467	100.0%	$5,402,783	100.0%
Concentrations
Credit Risk
As of June 30, 2016, our farms were leased to 35 different, third-party tenants, with certain tenants leasing more than one farm. Dole Food Company (“Dole”) leases two of our farms, and aggregate rental revenue attributable to Dole accounted for approximately $1.5 million, or 18.6% of the rental revenue recorded during the six months ended June 30, 2016. If Dole fails to make rental payments or elects to terminate its leases, and the properties cannot be re-leased on satisfactory terms, there could be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total rental revenue recorded during the six months ended June 30, 2016.
Geographic Risk
19 of our 47 farms owned as of June 30, 2016, are located in California, and 13 farms are located in Florida. As of June 30, 2016, our farmland in California accounted for 4,029 acres, or 17.2% of the total acreage we owned. Furthermore, these farms accounted for approximately $4.5 million, or 56.8% of the rental revenue recorded during the six months ended June 30, 2016. However, these farms are spread across three of the many different growing regions within California. As of June 30, 2016, our farmland in Florida accounted for 5,094 acres, or 21.7% of the total acreage we owned, and these farms accounted for approximately $1.5 million, or 19.4%, of the rental revenue recorded during the six months ended June 30, 2016. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of the total rental revenue recorded during the six months ended June 30, 2016.

NOTE 4. BORROWINGS
Our borrowings as of June 30, 2016, and December 31, 2015, are summarized below:

						As of June 30, 2016					As of December 31, 2015
Issuer	Type of Issuance	Date(s) of Issuance	Initial Commitment	Maturity Date(s)		Principal Outstanding	Stated Interest Rate(1)		Undrawn Commitment		Principal Outstanding	Stated Interest Rate(1)		Undrawn Commitment
MetLife	Mortgage Note Payable	5/9/2014	100,000,000	1/5/2029	(2)	$87,470,194	3.35%		12,529,806	(3)	$87,470,194	3.35%		12,529,806
MetLife	Line of Credit	5/9/2014	25,000,000	4/5/2024		14,500,000	2.88%		10,500,000	(3)	100,000	2.58%		24,900,000
Farm Credit(4)	Mortgage Notes Payable	9/19/2014 – 4/4/2016	31,467,880	10/1/2016 – 11/1/2040		30,487,368	3.45%	(5)	—		21,456,963	3.42%	(5)	—
Farmer Mac	Bonds Payable	12/11/2014 – 3/3/2016	125,000,000	12/22/2016 – 2/24/2023	(6)	49,069,000	2.93%		75,763,000	(7)	33,706,000	2.87%		41,294,000
Total outstanding principal						181,526,562					142,733,157
Debt issuance costs						(1,052,886)					(1,054,222)
Total mortgage notes and bonds payable, net						$180,473,676					$141,678,935

(1)	Where applicable, represents the weighted-average, blended rate on the respective borrowing facilities as of each June 30, 2016, and December 31, 2015.

(2)	If facility is not fully utilized by December 31, 2017, MetLife has the option to be relieved of its obligations to disburse the additional funds under the loan.

(3)	Based on the properties that were pledged as collateral under the MetLife Facility, as of June 30, 2016, the maximum additional amount we could draw under the facility was approximately $7.1 million.

(4)	Includes borrowings from Farm Credit CFL and Farm Credit West, each as defined below.

(5)	Rate is before interest patronage. 2015 interest patronage (as described below) received resulted in a 16.1% reduction to the stated interest rate on such borrowings.

(6)	If facility is not fully utilized by December 11, 2018, Farmer Mac has the option to be relieved of its obligations to purchase additional bonds under the facility.

(7)	At each of June 30, 2016, there was no additional availability to draw under this facility, as no additional properties had been pledged as collateral.
The weighted-average interest rate charged on all of our borrowings, excluding the impact of deferred financing costs and before any interest patronage, or refunded interest, was 3.25% and 3.27% for the three and six months ended June 30, 2016, respectively, and 3.57% and 3.56% for the three and six months ended June 30, 2015, respectively. 2015 interest patronage from all Farm Credit Notes Payable (as defined below), which patronage was received during the three months ended March 31, 2016, resulted in a 16.1% reduction to the stated interest rates on such borrowings. We are unable to estimate the amount of patronage to be received, if any, related to interest accrued during 2016 on our Farm Credit Notes Payable.
MetLife Facility
On May 9, 2014, we closed on a facility with Metropolitan Life Insurance Company (“MetLife”) that consists of a $100.0 million long-term note payable that is scheduled to mature on January 5, 2029 (the “MetLife Note Payable”), and a $25.0 million revolving equity line of credit that is scheduled to mature on April 5, 2024 (the “MetLife Line of Credit” and, together with the MetLife Note Payable, the “MetLife Facility”). As amended on September 3, 2015, advances under the MetLife Note Payable bear interest at a fixed rate of 3.35% per annum, plus an unused line fee of 0.20% on undrawn amounts, and interest rates for subsequent disbursements will be based on prevailing market rates at the time of such disbursements. The interest rates on advances and subsequent disbursements will be subject to adjustment every five years. If the full commitment amount of $100.0 million is not drawn by December 31, 2017, MetLife has the option to be relieved of its obligation to disburse the additional funds under this loan. Advances under the MetLife Line of Credit bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.25%, with a minimum annualized rate of 2.50%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the MetLife Line of Credit will be subject to adjustment on April 5, 2017. As of June 30, 2016, we were in compliance with all covenants under the facility.
Farm Credit Notes Payable
Farm Credit CFL Notes Payable
From time to time since September 19, 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements with Farm Credit of Central Florida, FLCA (“Farm Credit CFL”). As of June 30, 2016, we have approximately $21.2 million of aggregate borrowings outstanding to Farm Credit CFL that bear interest (before interest patronage) at a weighted-average rate of 3.42% per annum. 2015 interest patronage from Farm Credit CFL borrowings resulted in a 16.1% reduction to the stated interest rates on such borrowings. As of June 30, 2016, we were in compliance with all covenants applicable to these borrowings.

Farm Credit West Note Payable
On April 4, 2016, in connection with the acquisition of Calaveras Avenue on April 5, 2016, we, through a subsidiary of our Operating Partnership, closed on a loan from Farm Credit West, FLCA ("Farm Credit West"), for approximately $9.3 million. The mortgage note is scheduled to mature on November 1, 2040, and will bear interest (before interest patronage) at a fixed rate of 3.54% per annum through April 30, 2021, thereafter converting to a variable rate to be determined by Farm Credit West unless another fixed rate is established.
As of June 30, 2016, we have approximately $9.3 million of aggregate borrowings outstanding to Farm Credit West that bear interest (before interest patronage) at a rate of 3.54% per annum, and we were in compliance with all covenants applicable to these borrowings.
Farmer Mac Facility
On December 5, 2014, we, through certain subsidiaries of our Operating Partnership, entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”), for a secured note purchase facility that provides for bond issuances up to an aggregate principal amount of $75.0 million (the “Farmer Mac Facility”). On June 16, 2016, we entered into an amendment to increase the maximum borrowing capacity under the Farmer Mac Facility from $75.0 million to $125.0 million and extend the term of the Bond Purchase Agreement by two years, to December 11, 2018.
On March 3, 2016, in connection with the acquisition of Gunbarrel Road, we completed the issuances of two bonds under the Farmer Mac Facility: (i) an $11.1 million, seven-year, interest-only bond with a fixed interest rate of 3.08% throughout its term, and (ii) a $4.4 million, seven-year, amortizing bond with a fixed interest rate of 2.98% throughout its term.
As of June 30, 2016, we were in compliance with all covenants under the facility.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate mortgage notes and bonds payable as of June 30, 2016, for the succeeding years are as follows:

		Scheduled
Period		Principal Payments
For the remaining six months ending December 31:	2016	$4,360,136
For the fiscal years ending December 31:	2017	4,399,175
	2018	20,399,431
	2019	8,021,734
	2020	17,710,108
	Thereafter	112,135,978
		$167,026,562
Fair Value
As of June 30, 2016, the aggregate fair value of our long-term, fixed-rate mortgage notes and bonds payable was approximately $168.8 million, as compared to an aggregate carrying value of $165.0 million. The fair value of our long-term, fixed-rate mortgage notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10, “Fair Value Measurements and Disclosures,” and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Due to their short-term nature and the lack of changes in market credit spreads, the aggregate fair value of our short-term, variable-rate mortgage notes and bonds payable as of June 30, 2016, is deemed to approximate their aggregate carrying value of approximately $2.0 million. Further, due to the revolving nature of the MetLife Line of Credit and the lack of changes in market credit spreads, its fair value as of June 30, 2016, is deemed to approximate its carrying value of $14.5 million.
NOTE 5. RELATED-PARTY TRANSACTIONS
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
The current advisory agreement with our Adviser (the “Advisory Agreement”) and the current administration agreement with our Administrator (the “Administration Agreement”) became effective February 1, 2013. A summary of each of these agreements is provided in Note 4 to our consolidated financial statements included in our Form 10-K. There were no material changes to either agreement during the six months ended June 30, 2016.
The following table summarizes the management fees, incentive fees and associated credits and the administration fees reflected in our accompanying Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Management fee(1)(2)	$385,586	$328,392	$772,740	$624,140
Incentive fee(1)(2)	158,877	—	158,877	—
Credits from voluntary, irrevocable waiver by Adviser’s board of directors(2)(3)	—	—	—	(320,905)
Net fees due to our Adviser	$544,463	$328,392	$931,617	$303,235
Administration fee(1)(2)	$179,377	$177,852	$391,237	$308,788

(1)	Pursuant to the Advisory and Administration Agreements, accordingly, each of which became effective on February 1, 2013.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

(3)
The credit received from our Adviser for the three months ended March 31, 2015, was attributable to a finder’s fee earned by our Adviser in connection with a farm we acquired during the three months ended March 31, 2015, which fee was granted to us as a one-time, voluntary and irrevocable waiver to be applied against the fees we pay to our Adviser.

Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015
Management fee due to Adviser	$385,586	$362,373
Incentive fee due to Adviser	158,877	—
Other due to Adviser(1)	12,281	13,140
Total due to Adviser	556,744	375,513
Administration fee due to Administrator	179,377	190,080
Total due to Administrator	179,377	190,080
Total due to related parties(2)	$736,121	$565,593

(1)	Other fees due to related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser or Administrator on our behalf.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.
NOTE 6. EQUITY
Stockholders’ Equity
As of each June 30, 2016, and December 31, 2015, there were 20,000,000 shares of common stock, par value $0.001 per share, authorized and 9,992,941 shares issued and outstanding.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership. As of June 30, 2016, and December 31, 2015, we owned approximately 93.1% and 100.0%, respectively, of the outstanding OP Units.
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
As of June 30, 2016, there were 745,879 OP Units held by non-controlling limited partners.
Distributions
The distributions to common stockholders declared by our Board of Directors and paid by us during the six months ended June 30, 2016 and 2015 are reflected in the table below.

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share
2016	January 12, 2016	January 22, 2016	February 2, 2016	$0.04000
	January 12, 2016	February 18, 2016	February 29, 2016	0.04000
	January 12, 2016	March 21, 2016	March 31, 2016	0.04000
	April 12, 2016	April 22, 2016	May 2, 2016	0.04125
	April 12, 2016	May 19, 2016	May 31, 2016	0.04125
	April 12, 2016	June 17, 2016	June 30, 2016	0.04125
		Six Months Ended June 30, 2016		$0.24375

2015	January 13, 2015	January 23, 2015	February 3, 2015	$0.03500
	January 13, 2015	February 18, 2015	February 27, 2015	0.03500
	January 13, 2015	March 20, 2015	March 31, 2015	0.03500
	April 14, 2015	April 24, 2015	May 4, 2015	0.04000
	April 14, 2015	May 19, 2015	May 28, 2015	0.04000
	April 14, 2015	June 19, 2015	June 30, 2015	0.04000
		Six Months Ended June 30, 2015		$0.22500
The same amounts were paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership as of the above record dates.
We will provide information related to the federal income tax characterization of our 2016 distributions in an IRS Form 1099-DIV, which will be mailed to our stockholders in January 2017.
Registration Statement
We filed a universal registration statement on Form S-3 (File No. 333-194539) with the SEC on March 13, 2014, which the SEC declared effective on April 2, 2014. This universal registration statement permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and depository shares, including through separate, concurrent offerings of two or more of such securities. As of June 30, 2016, we have issued 2,156,080 shares of common stock for gross proceeds of $23.3 million under this universal registration statement. Additionally, subsequent to June 30, 2016, we sold $31,934 shares of our common stock under the ATM Program (as defined below, under "At-the-Market Program") pursuant to this universal registration statement.

At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock up to $30.0 million (the “ATM Program”). During the six months ended June 30, 2016, no shares were issued or sold under the ATM Program. Through June 30, 2016, we have issued and sold 32,627 shares of our common stock at an average sales price of $9.19 per share for gross proceeds of approximately $300,000 and net proceeds of $295,000. See Note 9, "Subsequent Events," for discussion on shares sold under the ATM Program subsequent to June 30, 2016.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Obligations
Upon acquiring Espinosa Road in January 2015, we assumed an eminent domain lawsuit brought by the California Department of Transportation (“CalTrans”) against the previous owner of the property for approximately 4.5 acres of nonfarmable land. CalTrans had offered $160,000 to the previous owner as payment for the 4.5 acres; however, this offer was rejected by the previous owner. Upon acquiring the property, we informed CalTrans of our intention to accept this offer of $160,000 as fair compensation for the 4.5 nonfarmable acres. On May 3, 2016, the matter was settled in our favor, and on July 5, 2016, we received the $160,000 payment from CalTrans. See Note 9, "Subsequent Events" for further discussion on this settlement.
In connection with the lease we executed upon our acquisition of Bear Mountain in September 2015, we agreed to fund the development of the property into an almond orchard. The development will include the removal of 274 acres of old grape vineyards, the installation of a new irrigation system, including the drilling of three new wells, and the planting of over 800 acres of new almond trees. The project is estimated to cost approximately $7.8 million and is expected to be completed during the three months ending September 30, 2016. As stipulated in the lease, we will earn additional rent on the total cost of the development project commensurate with the yield on the initial acquisition and based on the timing of related cash disbursement made by us. As of June 30, 2016, we have expended or accrued approximately $7.1 million related to this project; however, we are unable to estimate the total amount of additional rent to be earned related to this project at this time.
Litigation
We are not currently subject to any material known or threatened litigation.
NOTE 8. EARNINGS (LOSS) PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2016 and 2015, computed using the weighted average number of shares outstanding during the respective periods. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation, as there would be no effect on the amounts since the non-controlling limited partners’ share of income would also be added back to net income. Net income figures are presented net of non-controlling interests in the earnings per share calculations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to the Company	$107,813	$(30,289)	$342,229	$(5,715)
Weighted average number of common shares outstanding – basic and diluted	9,992,941	8,439,855	9,992,941	8,098,681
Earnings (loss) per common share – basic and diluted	$0.01	$0.00	$0.03	$0.00
For the three and six months ended June 30, 2016, the weighted-average number of OP Units held by non-controlling limited partners was 745,879 and 491,788, respectively. There were no OP Units held by anyone other than the Company during 2015.

NOTE 9. SUBSEQUENT EVENTS
Investing and Financing Activity
On July 1, 2016, we acquired one farm in St. Lucie County, Florida (“Orange Avenue”), for approximately $5.1 million. The property is comprised of 401 acres of farmland and will be farmed for miscellaneous vegetables. At closing, we executed a new seven-year, partial-net lease with a new tenant that includes two, seven-year extension options. The lease provides for minimum annualized, straight-line rents of approximately $291,000. We will account for this acquisition as an asset acquisition in accordance with ASC 360.
In connection with the acquisition of Orange Avenue, on July 1, 2016, we closed on a loan from Farm Credit CFL for approximately $3.1 million. The mortgage note is scheduled to mature on June 1, 2023, and will bear interest (before interest patronage) at a fixed rate of 3.78% per annum throughout its term.
CalTrans Settlement
On July 5, 2016, we received payment of approximately $164,000 (including $4,000 of accrued interest) from CalTrans in connection with the settlement of an eminent domain lawsuit for 4.5 acres of nonfarmable land on Espinosa Road. As cash settlement did not occur until after June 30, 2016, the portion of this payment allocated to our cost basis of the 4.5 nonfarmable acres, which was approximately $156,000, is included in Investments in real estate, net on our Condensed Consolidated Balance Sheet as of June 30, 2016.
ATM Program
Subsequent to June 30, 2016, through the date of this filing, we have sold 31,934 shares of our common stock at an average sales price of $11.29 per share under the ATM Program for gross proceeds of approximately $360,000 and net proceeds of approximately $355,000.
Distributions
On July 12, 2016, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 22, 2016	August 2, 2016	$0.04125
August 22, 2016	August 31, 2016	0.04125
September 21, 2016	September 30, 2016	0.04125
Total:		$0.12375
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
OVERVIEW
General
We are an externally-managed real estate investment trust (“REIT”) that is engaged primarily in the business of owning and leasing farmland; we are not a grower, nor do we farm the properties we own. We currently own 48 farms comprised of 23,857 acres across seven states in the U.S. (Arizona, California, Colorado, Florida, Michigan, Nebraska and Oregon). We also own several farm-related facilities, such as cooling facilities, box barns, packinghouses, processing facilities and various storage facilities. These farms and facilities are leased to 35 different, unrelated tenants that are either independent or corporate farming operations. We intend to acquire more farmland in these and other states in our regions of focus that is already or will be leased to farmers, and we expect that most of our future tenants will also be independent or corporate farming operations that are unrelated to us. We also expect to acquire more property related to farming, such as cooling facilities, freezer buildings, packinghouses, box barns, silos, storage facilities, greenhouses, processing plants and distribution centers. We generally lease our properties on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs (including drought insurance if we were to acquire properties that depend upon rainwater for irrigation), maintenance and other operating costs. We may also elect to sell farmland at certain times, such as when the land could be developed by others for urban or suburban uses.
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
Leases
General
Most of our agricultural leases are on a triple-net basis and have original terms ranging from 3 to 10 years for farms growing row crops and 5 to 15 years for farms growing permanent crops, often with options to extend the lease further. Rent is generally payable to us up front on either an annual or semi-annual basis. Further, most of our leases contain provisions that provide for annual increases in the rental amounts payable by the tenants, often referred to as escalation clauses. The escalation clauses may specify fixed dollar amount or percentage increases each year, or it may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect then-current market rents. We also have leases that include variable rents based on the success of the harvest each year. In these types of agreements, we will generally require the lease to include the guarantee of a minimum amount of rental income that satisfies our investment return criteria. Currently, our 48 farms are leased under agricultural leases with original terms ranging from 3 to 15 years, with 31 farms leased on a pure triple-net basis, and 17 farms leased on a partial-net basis, with the landlord responsible for all or a portion of the related property taxes. Additionally, four of our farms are leased under agreements that include a variable rent component.
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
Lease Expirations
Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for renewal or extension. As of January 1, 2016, we had two agricultural leases that were originally due to expire in 2016. We have renewed one of these leases for an additional three years at an annualized, straight-line rental rate representing an increase of 17.9% over that of the previous lease. This lease was renewed prior to its expiration and with the existing tenant, thus incurring no downtime on the farm.
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
The following table summarizes the lease expirations by year for our properties with leases in place as of June 30, 2016:

	Number of Expiring		Expiring Leased	% of Total	Rental Revenue for the Six Months Ended	% of Total Rental
Year	Leases		Acreage	Acreage	June 30, 2016	Revenue
2016	3	(1)	331	1.4%	$405,203	5.1%
2017	8		647	2.8%	1,088,380	13.7%
2018	5		2,929	12.4%	469,870	5.9%
2019	1		37	0.2%	30,218	0.4%
2020	6		3,890	16.6%	2,128,649	26.9%
2021	3		6,882	29.3%	647,505	8.2%
Thereafter	15		8,740	37.3%	3,151,260	39.8%
Totals	41		23,456	100.0%	$7,921,085	100.0%

(1)
Includes: (i) the agricultural lease mentioned above, (ii) a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis, for which we recorded $16,032 of rental revenue during the six months ended June 30, 2016, and (iii) a residential lease on one of our properties that is not expected to be renewed upon its expiration in 2016 and for which no rental revenue was recorded during the six months ended June 30, 2016.

Recent Developments
Investment, Leasing and Other Portfolio Activity
Property Acquisitions
Since April 1, 2016, we have acquired two farms in two separate transactions, which are summarized in the table below:

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Rent(1)
Calaveras Avenue	Coalinga, CA	4/5/2016	453	1	Pistachios	10 years	1 (5 years)	$15,470,000	$38,501	(2)	$773,500	(3)
Orange Avenue	Fort Pierce, FL	7/1/2016	401	1	Vegetables	7 years	2 (7 years)	5,100,000	13,464	(2)	291,173
			854	2				$20,570,000	$51,965		$1,064,673

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

(2)
Acquisition will be accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs will be capitalized and allocated among the identifiable assets acquired. The figures above represent only the costs paid or accrued for as of the date of this filing.

(3)	This lease provides for a variable rent component based on the gross crop revenues earned on the property. The figure above represents only the minimum cash rents guaranteed under the lease.
Existing Properties
Since April 1, 2016, the following significant events occurred with regard to our already-existing properties:

•
Wauchula Road. On April 5, 2016, we reimbursed the tenant for $569,607 of costs incurred to construct certain irrigation improvements on the farm. As stipulated in the lease, beginning with the three months ending June 30, 2016, we will earn an additional $92,634 of annualized, straight-line rental income on this farm throughout the remaining lease term.

•
Parrish Road. On April 5, 2016, we reimbursed the tenant $500,000, which represented our portion of the costs incurred to construct certain irrigation improvements on the farm. As stipulated in the lease, beginning with the three months ending June 30, 2016, we will earn an additional $139,073 of annualized, straight-line rental income on this farm throughout the remaining lease term. In addition, in connection with our acquisition of the property in March 2015, we committed to providing $745,000 as additional compensation and reimbursements of certain costs, contingent upon the approval by a local water management district of increases in certain water permits on the property. These water permits were approved on June 28, 2016, and we remitted $745,000 to the tenant, who was also the seller of the property, on June 30, 2016.

•
Espinosa Road. On July 5, 2016, we received payment of approximately $164,000 (including $4,000 of accrued interest) from the California Department of Transportation ("CalTrans") in connection with the settlement of an eminent domain lawsuit for 4.5 acres of nonfarmable land on Espinosa Road (the "CalTrans Settlement"). The portion of this payment allocated to our cost basis of the 4.5 nonfarmable acres was approximately $156,000.

Financing Activity
Farm Credit
Farm Credit CFL
During the three months ended March 31, 2016, we received interest patronage, or refunded interest, from Farm Credit of Central Florida, FLCA (“Farm Credit CFL”), representing a 16.1% refund of the interest accrued on all borrowings from Farm Credit CFL during the year ended December 31, 2015. This interest patronage reduced the interest rates on our borrowings from Farm Credit CFL during the year ended December 31, 2015, from a weighted-average stated interest rate of 3.42% to a weighted-average effective interest rate of 2.87%. We are unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2016 on our Farm Credit CFL borrowings.
On July 1, 2016, we closed on a loan from Farm Credit CFL for approximately $3.1 million. Terms of this note are summarized in the following table:

Date of Issuance	Initial Commitment	Maturity Date	Principal Amortization	Interest Rate Terms(1)
7/1/2016	$3,120,000	6/1/2023	36 years	3.78% fixed throughout term

(1)	Rate represents the stated interest rate, before interest patronage.
Proceeds from this note were used in the acquisition of Orange Avenue.
Farm Credit West
On April 4, 2016, we closed on a loan from Farm Credit West, FLCA (“Farm Credit West”), for approximately $9.3 million. Terms of this note are summarized in the following table:

Date of Issuance	Initial Commitment	Maturity Date	Principal Amortization	Interest Rate Terms(1)
4/4/2016	$9,282,000	11/1/2040	24 years	3.54% fixed through 4/30/2021, variable thereafter

(1)	Rate represents the stated interest rate, before interest patronage.
Proceeds from this note were used in the acquisition of Calaveras Avenue.
Farmer Mac
On June 16, 2016, we, through certain subsidiaries of ours, entered into an amendment to the bond purchase agreement (the "Bond Purchase Agreement") with Federal Agricultural Mortgage Corporation ("Farmer Mac") and Farmer Mac Mortgage Securities Corporation, a wholly-owned subsidiary of Farmer Mac, regarding a secured note purchase facility (the "Farmer Mac Facility"). The amendment increased the maximum borrowing capacity under the Farmer Mac Facility from $75.0 million to $125.0 million and extended the term of the Bond Purchase Agreement by two years, to December 11, 2018. Other than the increase in the maximum borrowing capacity and extension, the terms of the Bond Purchase Agreement remained unchanged.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock up to $30.0 million (the “ATM Program”). No shares were sold under the ATM Program during the three or six months ended June 30, 2016; however, subsequent to June 30, 2016, through the date of this filing, we sold 31,934 shares of our common stock at an average sales price of $11.29 per share for gross proceeds of approximately $360,000 and net proceeds of $355,000. To date, we have sold 64,561 shares of our common stock at an average sales price of $10.23 per share under the ATM Program for gross proceeds of approximately $660,000 and net proceeds of $650,000.

Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our original portfolio of 12 farms leased to 7 different, unrelated tenants to a current portfolio of 48 farms leased to 35 different, unrelated tenants. While our focus remains in farmland suitable for growing fresh produce annual row crops, such as berries and vegetables, we have also begun to diversify our portfolio into farmland suitable for other crop types, including permanent crops, consisting primarily of almonds, pistachios and blueberries, and certain commodity crops, consisting primarily of corn and beans. The following table summarizes the different sources of revenues for our properties with leases in place as of and for the six months ended June 30, 2016 and 2015:

									Annualized GAAP
	As of and For the				As of and For the				Rental Revenue as of
	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015				June 30, 2016
Revenue Source	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Rental Revenue	% of Total Revenue
Annual row crops – fresh produce(1)	9,313	50.6%	$5,406,186	68.2%	6,903	78.2%	$4,324,577	80.0%	$11,233,522	65.7%
Annual row crops – commodity crops(2)	7,347	40.0%	767,447	9.7%	1,460	16.5%	220,281	4.1%	1,625,399	9.5%
Subtotal – Total annual row crops	16,660	90.6%	6,173,633	77.9%	8,363	94.7%	4,544,858	84.1%	12,858,921	75.2%
Permanent crops(3)	1,735	9.4%	919,267	11.6%	466	5.3%	280,284	5.2%	2,370,201	13.9%
Subtotal – Total crops	18,395	100.0%	7,092,900	89.5%	8,829	100.0%	4,825,142	89.3%	15,229,122	89.1%
Facilities and other(4)	—	—	828,185	10.5%	—	—	577,641	10.7%	1,855,536	10.9%
Total	18,395	100.0%	$7,921,085	100.0%	8,829	100.0%	$5,402,783	100.0%	$17,084,658	100.0%

(1)
Includes berries and other fruits, such as melons, raspberries and strawberries, and vegetables, such as cabbage, carrots, celery, cilantro, cucumbers, edamame, green beans, lettuce, mint, onions, peas, peppers, potatoes, radicchio, spinach and tomatoes.

(2)	Includes alfalfa, barley, corn, edible beans, grass, popcorn, soybeans and wheat.

(3)	Includes almonds, avocados, blueberries, lemons and pistachios.

(4)
Consists primarily of rental revenue from: (i) farm-related facilities, such as coolers, packinghouses, distribution centers, residential houses for tenant farmers and other farm-related buildings; (ii) a surface area lease with an oil company on a small parcel of one of our properties; and (iii) unimproved or nonfarmable acreage on certain of our farms.

Our acquisition of 36 farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations of our properties with leases in place as of and for the six months ended June 30, 2016 and 2015:

									Annualized GAAP
	As of and For the				As of and For the				Rental Revenue as of
	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015				June 30, 2016(1)
State	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
California	4,029	17.2%	$4,502,644	56.8%	2,722	23.7%	$3,712,894	68.7%	$9,545,819	55.9%
Florida	5,094	21.7%	1,539,217	19.4%	4,401	38.4%	820,834	15.2%	3,206,821	18.8%
Oregon	2,313	9.9%	584,962	7.4%	2,313	20.2%	583,763	10.8%	1,169,924	6.8%
Colorado	6,191	26.4%	521,653	6.6%	—	—	—	—	1,590,614	9.3%
Arizona	3,000	12.8%	358,051	4.5%	1,761	15.4%	161,935	3.0%	742,363	4.3%
Nebraska	2,559	10.9%	289,815	3.7%	—	—	—	—	579,630	3.4%
Michigan	270	1.1%	124,743	1.6%	270	2.3%	123,357	2.3%	249,487	1.5%
	23,456	100.0%	$7,921,085	100.0%	11,467	100.0%	$5,402,783	100.0%	$17,084,658	100.0%

(1)
Annualized GAAP rental revenue is based on the minimum rental payments required per the leases in place as of June 30, 2016, and includes the amortization of any above-market lease values or accretion of any below-market lease values, deferred revenue and tenant improvements.

Our Adviser and Administrator
We are externally managed pursuant to a contractual investment advisory arrangement (the “Advisory Agreement”) with our Adviser, under which our Adviser directly employs certain of our personnel and pays their payroll, benefits and general expenses directly, and our Administrator provides administrative services to us pursuant to a separate administration agreement with our Administrator (the “Administration Agreement”). Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. In addition, two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of each of our Adviser and Administrator. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president. A summary of each of these agreements is provided in Note 4 to our consolidated financial statements in our 2015 Form 10-K. There were no material changes to either of these agreements during the six months ended June 30, 2016.
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our 2015 Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2016.
RESULTS OF OPERATIONS
A comparison of our operating results for the three and six months ended June 30, 2016 and 2015 is below:

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
Operating revenues:
Rental revenues	$4,241,612	$2,780,456	$1,461,156	52.6%
Tenant recovery revenue	2,829	3,397	(568)	(16.7)%
Total operating revenues	4,244,441	2,783,853	1,460,588	52.5%
Operating expenses:
Depreciation and amortization	1,334,973	711,803	623,170	87.5%
Property operating expenses	158,578	156,405	2,173	1.4%
Acquisition-related expenses	24,648	178,016	(153,368)	(86.2)%
Management and incentive fees, net of fee credits	544,463	328,392	216,071	65.8%
Administration fee	179,377	177,852	1,525	0.9%
General and administrative	408,365	336,714	71,651	21.3%
Total operating expenses	2,650,404	1,889,182	761,222	40.3%
Operating income	1,594,037	894,671	699,366	78.2%
Other income (expense)
Other income	8,643	1,593	7,050	442.6%
Interest expense	(1,486,820)	(947,362)	(539,458)	56.9%
Property and casualty recovery, net	—	20,809	(20,809)	(100.0)%
Total other expense	(1,478,177)	(924,960)	(553,217)	59.8%
Net income (loss)	115,860	(30,289)	146,149	(482.5)%
Less net income attributable to non-controlling interests	(8,047)	—	(8,047)	N/A
Net income (loss) attributable to the Company	$107,813	$(30,289)	$138,102	(455.9)%
N/A = Not Applicable

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
Operating revenues:
Rental revenues	$7,921,085	$5,402,783	$2,518,302	46.6%
Tenant recovery revenue	6,032	6,794	(762)	(11.2)%
Total operating revenues	7,927,117	5,409,577	2,517,540	46.5%
Operating expenses:
Depreciation and amortization	2,311,683	1,503,435	808,248	53.8%
Property operating expenses	338,781	362,170	(23,389)	(6.5)%
Acquisition-related expenses	119,872	348,697	(228,825)	(65.6)%
Management and incentive fees, net of fee credits	931,617	303,235	628,382	207.2%
Administration fee	391,237	308,788	82,449	26.7%
General and administrative	839,691	734,068	105,623	14.4%
Total operating expenses	4,932,881	3,560,393	1,372,488	38.5%
Operating income	2,994,236	1,849,184	1,145,052	61.9%
Other income (expense)
Other income	103,284	21,023	82,261	391.3%
Interest expense	(2,741,668)	(1,896,731)	(844,937)	44.5%
Property and casualty recovery, net	—	20,809	(20,809)	(100.0)%
Total other expense	(2,638,384)	(1,854,899)	(783,485)	42.2%
Net income (loss)	355,852	(5,715)	361,567	(6,326.6)%
Less net income attributable to non-controlling interests	(13,623)	—	(13,623)	N/A
Net income (loss) attributable to the Company	$342,229	$(5,715)	$347,944	(6,088.3)%
N/A = Not Applicable
Operating Revenues
Rental revenues increased for both the three and six months ended June 30, 2016, as compared to the respective prior-year periods, primarily as a result of acquiring new farms, as well as our ability to renew existing leases at higher rental rates and earning additional revenue on capital improvements made to certain properties. For the three and six months ended June 30, 2016, we recorded approximately $1.1 million and $1.7 million, respectively, of rental revenue attributable to 11 new farms that we acquired since June 30, 2015. In addition, during the three and six months ended June 30, 2016, we recorded additional rental revenue of approximately $240,000 and $574,000, respectively, over that of the respective prior-year periods attributable to the farms we acquired during the prior-year periods, primarily due to owning these farms for the full periods. On a same-property basis, which includes only the properties owned for the entirety of both periods presented, rental revenues increased by approximately $108,000, or 3.9%, and $211,000, or 4.3%, for the three and six months ended June 30, 2016, respectively, primarily due to our ability to renew existing leases at higher rates and earning additional revenue on capital improvements constructed on certain properties.
Tenant recovery revenue, which represents real estate taxes and insurance premiums paid on certain of our properties that, per the leases, are required to be reimbursed by the tenant, remained relatively flat for both the three and six months ended June 30, 2016, as compared to the respective prior-year periods. Corresponding amounts were also recorded as property operating expenses during the respective periods.
Operating Expenses
Depreciation and amortization expenses increased for the three and six months ended June 30, 2016, as compared to the respective prior-year periods, as a result of the additional farms we acquired, as mentioned above, and additional site improvements constructed on existing properties since June 30, 2015. For the three and six months ended June 30, 2016, we recorded additional depreciation and amortization expense of approximately $546,000 and $766,000, respectively, as a result of the 11 farms we acquired since June 30, 2015. In addition, during the three and six months ended June 30, 2016, we recorded additional depreciation and amortization expense of approximately $59,000 and $169,000, respectively, over that of the respective prior-year periods attributable to the farms we acquired during the prior-year periods, primarily due to owning these farms for the full periods. On a same-property portfolio basis, depreciation and amortization expense increased by approximately $18,000, or 2.5%, for the three months ended June 30, 2016, due to capital improvements made on certain of those properties and decreased by approximately $126,000, or 9.9%, for the six months ended June 30, 2016, primarily as a result of certain lease intangible amortization periods expiring.
Property operating expenses consist primarily of real estate taxes, insurance expense and other overhead expenses paid for certain of our properties. Property operating expenses remained relatively flat for the three months ended June 30, 2016, and decreased for the six months ended June 30, 2016, as compared to the respective prior-year periods. The decrease for the six months ended June 30, 2016, was primarily due to a decrease in aggregate property tax expense on our overall portfolio, as well as lower repairs and maintenance expenses incurred on certain of our properties. During the three months ended December 31, 2015, two of our partial-net leases converted to pure, triple-net leases, and, beginning in 2016, certain of our properties were entered into land conservation contracts under the California Land Conservation Act, restricting the land to agricultural use and reducing the property tax assessments on those properties. For the three and six months ended June 30, 2016, we accrued approximately $122,000 and $265,000, respectively, of real estate taxes related to certain of our farms, which included the recognition of certain prior-period supplemental taxes as a result of stepped-up tax assessments of those properties after our acquisitions of them, as compared to approximately $133,000 and $284,000 during the respective prior-year periods.
Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses decreased for the three and six months ended June 30, 2016, as compared to the respective prior-year periods, primarily due to the differences in accounting treatment of such expenses incurred in connection with the properties acquired during each of the respective periods (acquisition-related costs that are incurred as part of a transaction accounted for as a business combination are expensed as incurred, while acquisition-related costs that are incurred as part of a transaction accounted for an asset acquisition are capitalized and allocated among the identifiable tangible assets acquired), as well as due to closing on a larger number of separate acquisitions during the prior-year period. In connection with the four farms acquired during the six months ended June 30, 2016, we incurred approximately $132,000 of aggregate acquisition-related costs. Of this amount, during the three and six months ended June 30, 2016, approximately $5,000 and $89,000, respectively, was expensed as incurred, while $39,000 and $43,000, respectively, was capitalized and allocated among the assets acquired. In addition, in connection with the farms we acquired during the six months ended June 30, 2016, approximately $2,000 of the acquisition-related costs incurred was expensed during prior periods. For the four farms acquired during the six months ended June 30, 2015, we incurred approximately $346,000 of aggregate acquisition-related costs. Of this amount, during the three and six months ended June 30, 2015, approximately $156,000 and $339,000, respectively, was expensed as incurred, while $5,000 and $7,000, respectively, was capitalized and allocated among the assets acquired. In addition, in connection with the farms we acquired during the six months ended June 30, 2015, approximately $8,000 of the acquisition-related costs incurred was expensed during prior periods, and $1,000 was expensed during subsequent periods.
The aggregate fees to our Adviser, including both the management and incentive fees, increased for both the three and six months ended June 30, 2016, as compared to the respective prior-year periods. For the three and six months ended June 30, 2016, the gross management fee increased by approximately $57,000 and $149,000, respectively, primarily due to additional common equity raised over the prior 12 months. Since June 30, 2015, we have raised approximately $21.5 million of net proceeds from follow-on common stock offerings, increasing the base (the cost basis of our common stockholders' equity) on which the management fee is calculated. In addition, in connection with one of our acquisitions during the three months ended March 31, 2015, our Adviser earned a finder's fee of approximately $321,000, which the Adviser applied as a credit to the management fee for the three months ended March 31, 2015. Our Adviser also earned an incentive fee of approximately $159,000 during the three months ended June 30, 2016, due to our pre-incentive fee funds from operations exceeding the required hurdle rate of our total stockholders' equity at the end of the quarter, as stipulated in our Advisory Agreement. The increase in our pre-incentive fee funds from operations was primarily due to an increase in rental revenues earned on properties acquired during and subsequent to the six months ended June 30, 2015, coupled with a decrease in operating expenses other than depreciation and amortization expense. No incentive fee was earned in either prior-year period.
The administration fee paid to our Administrator remained relatively flat for the three months ended June 30, 2016, and increased for the six months ended June 30, 2016, as compared to the respective prior-year periods. The increase for the six months ended June 30, 2016, was primarily due to us using a higher share of our Administrator’s resources in relation to those used by other funds engaged by our Administrator during the three months ended March 31, 2016.
General and administrative expenses increased for both the three and six months ended June 30, 2016, as compared to the respective prior-year periods, primarily as a result of additional legal costs incurred related to obtaining certain permits on one of our California properties and completing the CalTrans Settlement on Espinosa Road, increased state filing fees, additional costs associated with updating the valuations of certain of our farms and additional advertising and marketing expenses incurred during the current-year periods. These increases were partially offset by lower overhead insurance expense. In addition, during the three months ended June 30, 2016, we wrote off approximately $64,000 of deferred rent asset balances related to a lease on one of our Florida properties that we expect to terminate prior to its expiration. We expect this early termination and the re-leasing of this property to occur during the three months ending September 30, 2016; however, if the current lease is terminated early, there can be no guaranty that we will be able to re-lease this property on terms favorable to us, or at all.
Other Income (Expense)
Other income, which consists primarily of interest earned on short-term investments and interest patronage received from Farm Credit CFL, increased for the three and six months ended June 30, 2016, as compared to the respective prior-year periods, primarily due to additional interest patronage received from Farm Credit CFL. During the three months ended March 31, 2016, we received approximately $94,000 from Farm Credit CFL of interest patronage related to interest accrued during 2015, compared to $15,000 of interest patronage received during the prior-year period. The receipt of this interest patronage resulted in a 16.1% decrease in our effective interest rate on our aggregate borrowings from Farm Credit CFL during the year ended December 31, 2015.
Interest expense increased for both the three and six months ended June 30, 2016, as compared to the respective prior-year periods, primarily due to increased overall borrowings. The weighted-average balance of our aggregate borrowings for the three and six months ended June 30, 2016, was approximately $178.8 million and $163.6 million, respectively, as compared to $103.5 million and $104.0 million, respectively, for the respective prior-year periods. Including interest patronage received on our Farm Credit CFL borrowings, the overall effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, was 3.3% and 3.2% for the three and six months ended June 30, 2016, respectively, as compared to 3.6% and 3.5% for the respective prior-year periods.
During the three months ended June 30, 2015, we received additional insurance proceeds as a result of a fire on one of our properties in California. This claim was closed during the three months ended September 30, 2015.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Since our IPO in January 2013, we have invested approximately $229.8 million into 36 new farms, and we have expended or accrued an additional $14.6 million for capital improvements on existing properties. Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings, including the undrawn commitments available under the MetLife Facility and the Farmer Mac Facility, and issuances of additional equity securities. Our current available liquidity is approximately $8.2 million, consisting of $2.8 million in cash and, based on the current level of collateral pledged, $5.4 million of availability under the MetLife Facility, subject to compliance with covenants. Further, we are currently in discussions with certain of our lenders regarding modifications to existing credit facilities that would result in an increase to the aggregate liquidity available to us.
As of June 30, 2016, our total-debt-to-total-capitalization ratio, at book value, was 68.8%, which is up from 64.7% as of December 31, 2015. However, on a fair value basis, our total-debt-to-total capitalization ratio as of June 30, 2016, was 55.3%, which is up from 50.2% as of December 31, 2015 (see “Non-GAAP Financial Information—Net Asset Value” below for an explanation of our fair value process). We are currently exploring additional options for further access to capital, including negotiations with certain of our lenders.
Future Capital Needs
Our short- and long-term liquidity requirements consist primarily of making distributions to stockholders to maintain our qualification as a REIT, funding our general operating costs, making principal and interest payments on outstanding borrowings and funding new farmland acquisitions and other investments consistent with our investment strategy. We intend to use a significant portion of our available liquidity to purchase additional farms and farm-related properties. Our pipeline of potential acquisitions remains healthy, as we continue to actively seek and evaluate acquisitions of additional farms that satisfy our investment criteria. We currently have five properties under either a signed purchase and sale agreement or a signed, non-binding letter of intent for an aggregate proposed purchase price of approximately $62.2 million, a portion of which is expected to be paid in OP Units. We currently have the capital required to complete these transactions, and we expect them all to be consummated during the second half of the year. We also have many other properties that are in various other stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

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
Cash Flow Resources
The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
Net change in cash from:
Operating activities	$6,264,553	$1,606,010	$4,658,543	290.1%
Investing activities	(42,626,091)	(37,164,705)	(5,461,386)	14.7%
Financing activities	35,906,266	36,098,060	(191,794)	(0.5)%
Net change in Cash and cash equivalents	$(455,272)	$539,365	$(994,637)	(184.4)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator and other corporate-level expenses. The increase in cash provided by operating activities during the six months ended June 30, 2016, as compared to the prior-year period, was primarily due to additional rental payments received from farms we have acquired during the past 12 months, particularly prepaid rent received on the four farms acquired during the six months ended June 30, 2016. This increase was partially offset by increases in certain operating expenses as a result of increased acquisition activity, as well as an increase in cash paid for interest due to increased borrowings during the six months ended June 30, 2016.
Investing Activities
The increase in cash used in investing activities during the six months ended June 30, 2016, as compared to the prior-year period, was primarily due to additional capital improvements made on existing properties during the six months ended June 30, 2016, which exceeded that of the prior-year period by approximately $6.3 million, partially offset by a decrease in cash paid for acquisitions of new real estate during the six months ended June 30, 2016, which was approximately $1.0 million less than that of the prior-year period.
Financing Activities
The decrease in cash provided by financing activities during the six months ended June 30, 2016, as compared to the prior-year period, was primarily due to the proceeds received from a public offering we completed during the three months ended June 30, 2015, and increased aggregate distributions paid on our common stock and OP Units held outside of the Company, due in part to additional OP Units being issued as partial consideration in connection with a property acquired during the three months ended March 31, 2016. Partially offsetting this overall decrease was an increase in our net borrowings during the six months ended June 30, 2016, which exceeded that of the prior-year period by approximately $14.7 million.
Debt Capital
MetLife Facility
Under our credit facility with Metropolitan Life Insurance Company ("MetLife"), which consists of a $100.0 million long-term note payable (the "MetLife Note Payable") and a $25.0 million revolving equity line of credit (the "MetLife Line of Credit" and, together with the MetLife Note Payable, the "MetLife Facility"), the MetLife Note Payable bears interest at a fixed rate of 3.35% per annum, plus an unused line fee of 0.20% on undrawn amounts, and interest rates for subsequent disbursements will be based on prevailing market rates at the time of such disbursements. The interest rates on the current balance and any subsequent disbursements will be subject to adjustment on August 31, 2020. If the full commitment amount of $100.0 million is not drawn by December 31, 2017, MetLife has the option to be relieved of its obligation to disburse the additional funds under this loan. Advances under the MetLife Line of Credit bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.25%, with a minimum annualized rate of 2.50%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the MetLife Line of Credit will be subject to adjustment on April 5, 2017.
Currently, there is approximately $85.9 million outstanding under the MetLife Note Payable that bears interest at a fixed rate of 3.35% per annum and $19.5 million outstanding under the MetLife Line of Credit that bears interest at a rate of 2.90% per annum. While approximately $19.6 million of the full commitment amount remains undrawn, based on the current level of collateral pledged, we currently have approximately $5.4 million of availability under the MetLife Facility.
In addition, we have been in discussions with MetLife to expand the MetLife Facility and modify certain terms of the agreement that would result in additional borrowing availability based on the current collateral pool. We expect to complete this expansion and modification during the three months ending September 30, 2016; however, there can be no assurance that we will be able to enter into any agreement with terms favorable to us, or at all.
Farm Credit Notes Payable
Farm Credit CFL Notes Payable
Since September 19, 2014, we have closed on nine separate loans with Farm Credit CFL for an aggregate amount of approximately $25.3 million. We currently have $24.2 million outstanding under the Farm Credit CFL Notes Payable that bear interest at an expected weighted-average effective rate (net of expected interest patronage) of 2.50% and have a weighted-average maturity date of March 2030. While we do not currently have any additional availability under our program with Farm Credit CFL based on the properties currently pledged as collateral, we may enter into additional borrowing agreements with Farm Credit CFL in connection with certain potential new acquisitions.
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
Farm Credit West Note Payable
On April 4, 2016, we closed on a loan with Farm Credit West for approximately $9.3 million that bears interest at an expected effective interest rate (net of expected interest patronage) of 2.79% and has a maturity date of November 1, 2040. While we do not currently have any additional availability under our program with Farm Credit West based on the property currently pledged as collateral, we expect to enter into additional borrowing agreements with Farm Credit West in connection with certain potential new acquisitions.
Farmer Mac Facility
On December 5, 2014, we entered into an agreement with Farmer Mac that provides for bond issuances up to an aggregate amount of $75.0 million, which amount was increased to $125.0 million, pursuant to an amendment entered into on June 16, 2016. To date, we have issued aggregate bonds of approximately $49.2 million under the facility, and we currently have $49.0 million outstanding that bear interest at a weighted-average interest rate of 2.93% and have a weighted-average maturity date of September 2020. While approximately $75.8 million of the full commitment balance remains undrawn, we currently have no additional availability under the Farmer Mac Facility based on the current level of collateral pledged. However, we expect to pledge certain potential new property acquisitions as collateral under the Farmer Mac Facility to utilize some or all of this remaining commitment balance. If we have not issued bonds such that the aggregate bond issuances total $125.0 million by December 11, 2018, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility.
Equity Capital
Including approximately $29.3 million reserved for issuance under our ATM Program, we currently have the ability to raise up to $276.4 million of additional equity capital through the sale and issuance of securities that are registered under our registration statement on Form S-3 (File No. 333-194539) in one or more future offerings. However, in the future, we may be limited in the amount of securities we may sell on Form S-3 should the market value of our common stock held by non-affiliates decrease below $75.0 million, as has been the case at certain times during the past 12 months. As we are currently above the $75.0 million threshold, this limitation will not impact us until the next measurement period, which will be when we file our 2016 Form 10-K. However, there can be no assurance that we will be above the $75.0 million threshold at that time.
In addition, we have the ability to, and may in the future, issue additional OP Units to third parties as consideration in future property acquisitions.

Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any material off-balance sheet arrangements.
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
Further, we calculate AFFO by adjusting CFFO for the following items:

•
Cash rent adjustment. This adjustment removes the effects of straight-lining rental income, as well as the amortization related to above-market lease values and accretion related to below-market lease values, deferred revenue and tenant improvements, resulting in rental income reflected on a modified accrual cash basis. In addition to these adjustments, beginning with the three months ended June 30, 2015, we modified our calculation in our definition of AFFO to provide greater consistency and comparability due to the period-to-period volatility in which cash rents are received. To coincide with our tenants’ harvest seasons, our leases typically provide for cash rents to be paid at various points throughout the lease year, usually annually or semi-annually. As a result, cash rents received during a particular period may not necessarily be comparable to other periods or represent the cash rents indicative of a given lease year. Therefore, we have adjusted AFFO to normalize the cash rent received pertaining to a lease year over that respective lease year on a straight-line basis, resulting in cash rent being recognized ratably over the period in which the cash rent is earned. We will apply the same modified definition of AFFO for all prior-year periods presented to provide consistency and better comparability.

•	Amortization of deferred financing costs. The amortization of costs incurred to obtain financing is excluded from AFFO, as it is a non-cash expense item.

The following table provides a reconciliation of our FFO, CFFO and AFFO for the three and six months ended June 30, 2016 and 2015 to the most directly-comparable GAAP measure, net income (loss), and a computation of diluted FFO, CFFO and AFFO per share, computed using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding during the respective periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$115,860	$(30,289)	$355,852	$(5,715)
Plus: Real estate and intangible depreciation and amortization	1,334,973	711,803	2,311,683	1,503,435
FFO available to common stockholders and OP Unit holders	1,450,833	681,514	2,667,535	1,497,720
Plus: Acquisition-related expenses	24,648	178,016	119,872	348,697
Plus: Acquisition-related accounting fees	12,900	13,750	27,400	48,750
(Minus) plus: Other one-time (receipts) charges, net(1)	—	(20,809)	—	(331,749)
CFFO available to common stockholders and OP Unit holders	1,488,381	852,471	2,814,807	1,563,418
Net adjustment for cash rents	(66,606)	(158,449)	(169,363)	(255,044)
Plus: Amortization of deferred financing costs	35,372	22,902	69,726	43,927
AFFO available to common stockholders and OP Unit holders	$1,457,147	$716,924	$2,715,170	$1,352,301

Weighted-average common shares outstanding – basic and diluted	9,992,941	8,439,855	9,992,941	8,098,681
Weighted-average OP Units outstanding(2)	745,879	—	491,788	—
Weighted-average total shares outstanding	10,738,820	8,439,855	10,484,729	8,098,681

Diluted FFO per weighted-average total share	$0.14	$0.08	$0.25	$0.18
Diluted CFFO per weighted-average total share	$0.14	$0.10	$0.27	$0.19
Diluted AFFO per weighted-average total share	$0.14	$0.08	$0.26	$0.17

(1)
2015 adjustments consist of the removal of (i) a credit we received from our Advisor related to a new property acquisition during the three months ended March 31, 2015, (ii) repairs incurred as a result of a fire that were expensed during the three months ended March 31, 2015, and (iii) insurance proceeds received during the three months ended June 30, 2015, as a result of the same fire.

(2)
Includes only OP Units held by third parties. As of June 30, 2016, there were 745,879 OP Units held by non-controlling limited partners, representing 6.9% of all OP Units issued and outstanding. There were no OP Units held by anyone other than the Company during 2015.

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
Diluted funds from operations (“Diluted FFO”), diluted core funds from operations (“Diluted CFFO”) and diluted adjusted funds from operations (“Diluted AFFO”) per share are FFO, CFFO and AFFO, respectively, divided by the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding on a fully-diluted basis during a period. We believe that diluted earnings per share is the most directly-comparable GAAP measure to each Diluted FFO, CFFO and AFFO per share.
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

Net Asset Value
The following table provides certain summary information about our 47 farm properties held as of June 30, 2016.

		Date	No. of	Total	Farm	Net Cost	Prior Fair	Current Fair
Property Name	Location	Acquired	Farms	Acres	Acres	Basis(1)	Value(2)	Value
San Andreas	Watsonville, CA	6/16/1997	1	307	238	$4,766,850	$13,600,000	$13,600,000	(5)
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	12,087,278	53,000,000	53,000,000	(5)
West Beach	Watsonville, CA	1/3/2011	3	196	195	9,284,807	11,860,000	11,860,000	(5)
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	2,678,229	3,172,000	3,172,000	(4)
Keysville Road	Plant City, FL	10/26/2011	2	61	56	1,239,809	1,582,000	1,582,000	(4)
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	3,900,918	4,457,000	4,457,000	(4)
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	3,862,689	4,856,000	4,856,000	(4)
38th Avenue	Covert, MI	4/5/2013	1	119	89	1,255,879	1,476,000	1,478,000	(4)
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	3,091,791	3,352,000	3,483,000	(4)
Natividad Road	Salinas, CA	10/21/2013	1	166	166	8,952,970	8,500,000	8,500,000	(5)
20th Avenue	South Haven, MI	11/5/2013	3	151	94	1,851,986	2,195,000	2,195,000	(4)
Broadway Road	Moorpark, CA	12/16/2013	1	60	46	2,875,864	3,524,000	3,524,000	(4)
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	13,879,837	14,740,000	14,740,000	(4)
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	7,778,747	8,330,000	8,330,000	(5)
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	2,368,937	2,901,000	2,901,000	(4)
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	5,746,921	6,925,000	6,925,000	(5)
McIntosh Road	Dover, FL	6/20/2014	2	94	78	2,453,449	2,722,000	2,725,000	(4)
Naumann Road	Oxnard, CA	7/23/2014	1	68	66	6,793,670	7,048,000	7,048,000	(4)
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	6,848,715	7,733,000	7,733,000	(5)
Wauchula Road	Duette, FL	9/29/2014	1	808	590	13,581,735	16,800,000	16,800,000	(5)
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	24,170,815	26,694,000	26,694,000	(4)
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	6,031,400	6,383,000	6,383,000	(4)
Espinosa Road	Salinas, CA	1/5/2015	1	331	329	16,358,539	18,212,000	18,212,000	(4)
Parrish Road	Duette, FL	3/10/2015	1	419	412	4,188,751	7,000,000	7,000,000	(5)
Immokalee Exchange	Immokalee, FL	6/25/2015	2	2,678	1,644	15,526,274	15,757,700	15,975,000	(4)
Holt County	Stuart, NE	8/20/2015	1	1,276	1,052	5,441,699	5,504,000	5,504,000	(3)
Rock County	Bassett, NE	8/20/2015	1	1,283	1,049	5,428,714	5,504,000	5,504,000	(3)
Bear Mountain	Arvin, CA	9/3/2015	3	854	841	26,094,518	18,922,500	22,176,000	(5)(6)
Corbitt Road	Immokalee, FL	11/2/2015	1	691	390	3,777,909	3,760,000	3,760,000	(3)
Reagan Road	Willcox, AZ	12/22/2015	1	1,239	875	5,678,064	5,700,000	5,700,000	(3)
Gunbarrel Road	Alamosa, CO	3/3/2016	3	6,191	4,730	25,326,491	25,884,991	25,884,991	(3)
Calaveras Avenue	Coalinga, CA	4/5/2016	1	453	442	15,401,510	—	15,470,000	(3)
			47	23,456	18,395	$268,725,765	$318,095,191	$337,171,991

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

(2)	As reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2016.

(3)	Valued at the agreed-upon purchase price.

(4)	Represents values as determined by our internal valuation process, as described below.

(5)	Represents values as determined by third-party appraisals performed between October 2015 and April 2016.

(6)
Value excludes approximately $3.9 million of capitalized costs incurred related to the development of an almond orchard on the property. The property will be re-appraised upon completion of the project, which is expected to be during the three months ending September 30, 2016.

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
Per the Valuation Policy, our valuations are derived based on the following:

•
For properties acquired within 12 months prior to the date of valuation, the purchase price of the property will generally be used as the current fair value unless overriding factors apply. In situations where OP Units are issued as partial or whole consideration in connection with the acquisition of a property, the fair value of the property will generally be the lower of: (i) the agreed-upon purchase price between the seller and the buyer (as shown in the purchase and sale agreement or contribution agreement and using the agreed-upon pricing of the OP Units, if applicable), or (ii) the value as determined by an independent, third-party appraiser.

•
For real estate we acquired more than one year prior to the date of valuation, we determine the fair value either by relying on estimates provided by independent, third-party appraisers or through an internal valuation process. In addition, if significant capital improvements take place on a property, we will typically have those properties reappraised upon completion of the project by an independent, third-party appraiser. In any case, we intend to have each property valued by an independent, third-party appraiser at least once every three years, with interim values generally being determined by our internal valuation process.

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
A breakdown of the methodologies used to value our properties and the aggregate value as of June 30, 2016, determined by each method is shown in the table below:

Valuation Method	No. of Farms	Total Portfolio Fair Value		% of Total Fair Value
Purchase Price	8	$61,822,991		18.3%
Internal Valuation	25	119,425,000	(1)	35.4%
Third-party Appraisal	14	155,924,000		46.3%
Total	47	$337,171,991		100.0%

(1)
95.0% of this valuation, or approximately $113.4 million, is supported by values as determined by third-party appraisals performed between January 2013 and June 2015. The difference of $6.0 million represents the net appreciation of those properties since the time of such appraisals, as determined according to our Valuation Policy.

Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of June 30, 2016, include land values per farmable acre, market rental rates per farmable acre and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$4,630 – $105,000	$59,499	$8,854 – $100,705	$47,738
Market Rent (per farmable acre)	$260 – $3,700	$2,555	$452 – $5,019	$2,281
Market Capitalization Rate	3.12% – 5.00%	3.91%	3.37% – 6.50%	4.51%
The table above applies only to the farmland portion of our portfolio and exclude assumptions made relating to farm-related property, such as cooling facilities and box barns, and other structures on our properties, including residential housing and horticulture, as their aggregate value was considered to be insignificant in relation to that of the farmland.
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
Management believes that the purchase prices of the farms acquired during the previous 12 months, the most recent appraisals available for the farms acquired prior to the previous 12 months that were not valued internally, which appraisals were performed between the periods of October 2015 and April 2016, and the farms that were valued internally during the previous 12 months, fairly represent the current market values of the properties as of June 30, 2016, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended June 30, 2016, from the prior value basis as of December 31, 2015, is provided in the table below:

Total portfolio fair value as of March 31, 2016		$318,095,191
Plus acquisitions:
Calaveras Avenue	$15,470,000
Total acquisitions for the three months ended June 30, 2016		15,470,000
Plus value appreciation (depreciation):
38th Avenue	2,000
Sequoia Street	131,000
McIntosh Road	3,000
Immokalee Exchange	217,300
Bear Mountain	3,253,500
Total net appreciation for the three months ended June 30, 2016		3,606,800
Total portfolio fair value as of June 30, 2016		$337,171,991
In addition, using a discounted cash flow analysis, management determined that the fair value of all encumbrances on our properties as of June 30, 2016, was approximately $185.3 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of $181.5 million.
Calculation of Estimated Net Asset Value
To provide our stockholders with an estimate of the fair value of our real estate assets, we intend to estimate the fair value of our farm properties, expressed in terms of net asset value (“NAV”) per share, and provide that to our stockholders on a quarterly basis. NAV is a non-GAAP, supplemental measure of financial position of an equity REIT and is calculated as total equity, adjusted for the increase or decrease in fair value of our real estate assets and encumbrances relative to their respective costs bases. Estimated NAV is then divided by our total shares outstanding to calculate the estimated NAV per share.
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

As of June 30, 2016, we estimate our NAV per share to be $13.68, as detailed below:

Total assets	$275,185,109
Less: net cost basis of tangible real estate and intangible lease assets(1)	(270,623,900)
Plus: estimated fair value of property portfolio(2)	337,171,991
Estimated fair value of total assets		$341,733,200
Total liabilities	192,957,968
Less: net cost basis of intangible lease liabilities(3)	(1,898,135)
Less: book value of aggregate borrowings(4)	(181,526,562)
Plus: fair value of aggregate borrowings(5)	185,290,326
Estimated fair value of total liabilities		194,823,597
Estimated NAV		$146,909,603
Shares outstanding(6)		10,738,820
Estimated NAV per share		$13.68

(1)	Adjusted for $8,734 of net above-market lease values, included in Other assets on the accompanying Condensed Consolidated Balance Sheet.

(2)	Per current value basis presented in the table above.

(3)
Adjusted for $164,713 of net below-market lease values and deferred revenue and $1,733,422 of unamortized tenant improvements, both included in Other liabilities on the accompanying Condensed Consolidated Balance Sheet.

(4)	Excludes $1,052,886 of deferred financing costs related to mortgage notes and bonds payable included in Mortgage notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet.

(5)	Valued using a discounted cash flow model.

(6)	Includes 745,879 OP Units held by non-controlling limited partners, representing 6.9% of all OP Units issued and outstanding.
A quarterly roll-forward in the estimated NAV per share for the three months ended June 30, 2016, is provided below:

Estimated NAV per share as of March 31, 2016		$13.87
Plus net income		0.01
Plus change in valuations:
Net change in unrealized appreciation of farmland portfolio(1)	$0.12
Net change in unrealized fair value of borrowings	(0.20)
Net change in valuations		(0.08)
Less distributions		(0.12)
Estimated NAV per share as of June 30, 2016		$13.68

(1)
The net change in unrealized appreciation of farmland portfolio consists of three components: (i) an increase of $0.34 due to the net appreciation in value of nine farms that were valued during the three months ended June 30, 2016, (ii) an increase of $0.12 due to the aggregate depreciation and amortization expense recorded during the three months ended June 30, 2016, and (iii) a decrease of $0.34 due to capital improvements made on certain properties that have not yet been considered in the determination of the respective properties’ estimated fair values.

Comparison of estimated NAV, using the above definition, to similarly-titled measures for other REITs, may not necessarily be meaningful, due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per share calculation. For example, while we estimated the NAV per share as of June 30, 2016, to be $13.68 per the calculation above, the closing price of our common stock on June 30, 2016, was $11.06, and it has subsequently traded between $10.89 and $11.50 per share.
While management believes the values presented reflect current market conditions, the ultimate amount realized on any asset will be based on the timing of such dispositions and the then-current market conditions. There can be no assurance that the ultimate realized value upon disposition of an asset will approximate the estimated fair value above.
We intend to report any adjustments to the estimated NAV, as well as to the values of our properties, in this section on a quarterly basis, but in no case less than annually. However, the determination of estimated NAV is subjective and involves a number of assumptions, judgments and estimates, and minor adjustments to these assumptions, judgments or estimates may have a material impact on our overall portfolio valuation. In addition, many of the assumptions used are sensitive to market conditions and can change frequently. Changes in the market environment and other events that may occur during our ownership of these properties may cause the values reported above to vary from the actual fair value that may be obtained in the open market.

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
As of June 30, 2016, the fair value of our fixed-rate borrowings outstanding, which accounted for 90.9% of our total indebtedness, at cost, as of June 30, 2016, was approximately $168.8 million. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. If market interest rates had been one percentage point lower or higher than those rates in place as of June 30, 2016, the fair value of our fixed-rate borrowings would have increased or decreased by approximately $6.1 million or $5.8 million, respectively.
There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended June 30, 2016, from that disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on February 23, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment No. 1 to AgVantage® Bond Purchase Agreement, dated June 16, 2016, by and among Gladstone Lending Company, LLC, as Issuer, Farmer Mac Mortgage Securities Corporation, as Bond Purchaser, and Federal Agricultural Mortgage Corporation, as Guarantor, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795), filed June 20, 2016.

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

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Equity for the six months ended June 30, 2016, and the year ended December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: August 2, 2016	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: August 2, 2016	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors