Form 10-Q
period 2016-09-30
GLADSTONE LAND Corp
filed 2016-11-15
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 11, 2016, was 10,024,875.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Investments in real estate, net	$309,237,004	$221,783,425
Lease intangibles, net	2,115,085	1,763,541
Cash and cash equivalents	2,396,852	2,532,522
Deferred financing costs related to borrowings under line of credit, net	128,038	132,495
Other assets, net	2,429,753	2,472,042
TOTAL ASSETS	$316,306,732	$228,684,025

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under line of credit	$22,500,000	$100,000
Mortgage notes and bonds payable, net	167,879,624	141,578,935
Series A cumulative term preferred stock, par value $0.001 per share; $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of September 30, 2016; zero shares authorized, issued or outstanding as of December 31, 2015, net(1)	27,601,050	—
Accounts payable and accrued expenses	2,222,547	3,495,339
Due to related parties, net(2)	636,541	565,593
Other liabilities, net	8,921,915	4,937,439
Total liabilities	229,761,677	150,677,306
Commitments and contingencies(3)
EQUITY:
Stockholders’ equity:
Common stock, $0.001 par value; 18,000,000 shares authorized, 10,024,875 shares issued and outstanding as of September 30, 2016; and 20,000,000 shares authorized, 9,992,941 shares issued and outstanding as of December 31, 2015	10,025	9,993
Additional paid-in capital	89,374,991	86,892,095
Accumulated deficit	(12,197,348)	(8,895,369)
Total stockholders’ equity	77,187,668	78,006,719
Non-controlling interests in operating partnership	9,357,387	—
Total equity	86,545,055	78,006,719
TOTAL LIABILITIES AND EQUITY	$316,306,732	$228,684,025

(1)	Refer to Note 5, “Mandatorily-Redeemable Preferred Stock,” for additional information.

(2)	Refer to Note 6, “Related-Party Transactions,” for additional information.

(3)	Refer to Note 8, “Commitments and Contingencies,” for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Rental revenue	$4,467,217	$3,080,240	$12,388,303	$8,483,023
Tenant recovery revenue	1,957	3,313	7,989	10,108
Total operating revenues	4,469,174	3,083,553	12,396,292	8,493,131
OPERATING EXPENSES:
Depreciation and amortization	1,431,846	809,445	3,743,529	2,312,880
Property operating expenses	160,913	191,739	499,694	553,909
Acquisition-related expenses	122,841	62,190	242,713	410,887
Management fee(1)	385,576	356,871	1,158,316	981,011
Incentive fee(1)	22,046	—	180,923	—
Administration fee(1)	183,605	180,722	574,842	489,510
General and administrative expenses	356,513	314,933	1,196,204	1,049,001
Operating expenses before credits from Adviser	2,663,340	1,915,900	7,596,221	5,797,198
Credits to fees from Adviser(1)	—	—	—	(320,905)
Total operating expenses, net of credits to fees	2,663,340	1,915,900	7,596,221	5,476,293
OPERATING INCOME	1,805,834	1,167,653	4,800,071	3,016,838
OTHER INCOME (EXPENSE):
Other income	2,354	26,688	105,638	47,711
Interest expense	(1,554,668)	(1,064,369)	(4,296,336)	(2,961,100)
Distributions attributable to mandatorily-redeemable preferred stock	(218,919)	—	(218,919)	—
Property and casualty recovery, net	—	76,423	—	97,232
Total other expense	(1,771,233)	(961,258)	(4,409,617)	(2,816,157)
NET INCOME	34,601	206,395	390,454	200,681
Less net income attributable to non-controlling interests	(2,718)	—	(16,342)	—
NET INCOME ATTRIBUTABLE TO THE COMPANY	$31,883	$206,395	$374,112	$200,681
EARNINGS PER COMMON SHARE:
Basic and diluted	$—	$0.02	$0.04	$0.02
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	10,018,331	9,060,314	10,001,466	8,422,748

(1)	Refer to Note 6, “Related-Party Transactions,” for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2014	7,753,717	$7,754	$65,366,309	$(5,404,735)	$—	$59,969,328
Net income	—	—	—	568,545	—	568,545
Proceeds from issuance of common stock, net	2,239,224	2,239	21,525,786	—	—	21,528,025
Distributions	—	—	—	(4,059,179)	—	(4,059,179)
Balance at December 31, 2015	9,992,941	$9,993	$86,892,095	$(8,895,369)	$—	$78,006,719
Net income	—	—	—	374,112	16,342	390,454
Proceeds from issuance of common stock	31,934	32	360,440	—	—	360,472
Offering costs	—	—	(10,372)	—	(55,467)	(65,839)
Distributions	—	—	—	(3,676,091)	(233,804)	(3,909,895)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	11,763,144	11,763,144
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	2,132,828	—	(2,132,828)	—
Balance at September 30, 2016	10,024,875	$10,025	$89,374,991	$(12,197,348)	$9,357,387	$86,545,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$390,454	$200,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,743,529	2,312,880
Amortization of deferred financing costs	135,310	74,191
Amortization of deferred rent assets and liabilities, net	(128,825)	(161,466)
Property and casualty recovery, net	—	(97,232)
Allowance for doubtful accounts	71,517	—
Changes in operating assets and liabilities:
Other assets	(152,562)	284,864
Accounts payable, accrued expenses and due to related parties	(273,200)	258,613
Other liabilities	3,425,657	1,430,977
Net cash provided by operating activities	7,211,880	4,303,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate	(69,174,387)	(64,885,127)
Capital expenditures on existing real estate	(10,125,475)	(3,044,851)
Proceeds from sale of real estate	155,799	—
Decrease in restricted cash	—	132,741
Deposits on future acquisitions	(100,000)	—
Deposits applied against real estate investments	(716,725)	(1,000,000)
Deposits refunded	200,000	100,000
Insurance proceeds received capitalized as real estate additions	—	97,232
Net cash used in investing activities	(79,760,788)	(68,600,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity	360,472	14,895,206
Offering costs	(241,845)	(1,027,986)
Borrowings from mortgage notes payable	28,953,000	53,190,476
Repayments on mortgage note payable	(2,606,030)	(522,443)
Net borrowings from (repayments on) line of credit	22,400,000	1,000,000
Proceeds from issuance of mandatorily-redeemable preferred stock	28,750,000	—
Payment of financing fees	(1,292,464)	(222,560)
Distributions paid on common and preferred stock	(3,676,091)	(2,934,088)
Distributions paid to non-controlling interests in operating partnership	(233,804)	—
Net cash provided by financing activities	72,413,238	64,378,605
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(135,670)	82,108
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,532,522	2,619,342
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,396,852	$2,701,450
NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of non-controlling interests in operating partnership in conjunction with acquisitions	$11,763,144	$—
Real estate additions included in Accounts payable, accrued expenses and due to related parties	389,542	642,934
Real estate additions included in Other liabilities	809,188	700,000
Real estate additions removed from Other liabilities	700,000	—
Common stock offering and OP Unit issuance costs included in Accounts payable, accrued expenses and due to related parties	31,224	179,575
Financing fees included in Accounts payable, accrued expenses and due to related parties	58,740	30,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS
Business
Gladstone Land Corporation is a real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004, and having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. The Company owned 89.2% and 100.0% of the limited partnership interests in the Operating Partnership ("OP Units") as of September 30, 2016, and December 31, 2015, respectively (see Note 7, "Equity," for additional discussion regarding OP Units).
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2016 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Reclassifications
Certain line items on the Condensed Consolidated Balance Sheet as of December 31, 2015, and the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015, have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity or net income.
Non-controlling Interests
Non-controlling interests are interests in the Operating Partnership not owned by us. We evaluate whether non-controlling interests are subject to redemption features outside of our control. As of September 30, 2016, the non-controlling interests in the Operating Partnership are redeemable for cash or, at our option, shares of our common stock and thus are reported in the equity section of the Condensed Consolidated Balance Sheet but separate from stockholders’ equity. The amount reported for non-controlling interests on the Condensed Statement of Operations represents the portion of income from the Operating Partnership not attributable to us.

Critical Accounting Policies
The preparation of financial statements in accordance with GAAP requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions, and the application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements included in our Form 10-K. There were no material changes to our significant accounting policies during the nine months ended September 30, 2016.
Recently-Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred financing cost. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and we adopted this provision during the three months ended March 31, 2016. As of both September 30, 2016, and December 31, 2015, we had unamortized deferred financing costs related to mortgage notes and bonds payable of approximately $1.1 million, which costs have been reclassified from Deferred financing costs, net, as reported on the Consolidated Balance Sheet as of December 31, 2015, in the Form 10-K, to Mortgage notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheets. All periods presented have been retroactively adjusted.
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
In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. ASU 2015-15 was effective immediately. As of each September 30, 2016, and December 31, 2015, we had unamortized deferred financing costs of approximately $0.1 million related to our line of credit, and we will continue to present debt issuance costs related to line of credit arrangements as an asset on the accompanying Condensed Consolidated Balance Sheets.
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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2016-15"), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact of ASU 2016-15 and do not anticipate a material impact on our financial position, results of operations or cash flows.
In October 2016, the FASB issued ASU 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control" ("ASU 2016-17"), which amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. ASU 2016-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. We are currently assessing the impact of ASU 2016-17 and do not anticipate a material impact on our financial position, results of operations or cash flows.

NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly owned on a fee-simple basis. The following table provides certain summary information about our 56 farms as of September 30, 2016:

Property Name	Location	Date Acquired	No. of Farms	Total Acres	Farm Acres	Lease Expiration Date		Net Cost Basis(1)	Encumbrances(2)
San Andreas	Watsonville, CA	6/16/1997	1	307	238	12/31/2020		$4,756,950	$7,702,672
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	6/30/2020		12,066,248	30,017,766
West Beach	Watsonville, CA	1/3/2011	3	196	195	12/31/2023		9,277,502	6,717,183
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	10/31/2020		2,675,171	1,590,375
Keysville Road	Plant City, FL	10/26/2011	2	61	56	6/30/2020		1,239,430	897,600
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	8/4/2017		3,865,019	2,640,000
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	6/30/2017	(3)	3,837,986	2,389,500
38th Avenue	Covert, MI	4/5/2013	1	119	89	4/4/2020		1,246,393	759,506
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	5/31/2028		3,082,764	1,755,757
Natividad Road	Salinas, CA	10/21/2013	1	166	166	10/31/2024		8,923,059	3,964,611
20th Avenue	South Haven, MI	11/5/2013	3	151	94	11/4/2018		1,832,760	1,132,746
Broadway Road	Moorpark, CA	12/16/2013	1	60	46	12/15/2023		2,873,371	1,699,119
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	12/31/2023		13,993,354	7,929,221
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	2/29/2024		7,730,123	4,717,887
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	9/30/2024		2,341,601	1,529,207
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	9/30/2022		5,731,872	3,922,133
McIntosh Road	Dover, FL	6/20/2014	2	94	78	6/30/2017	(4)	2,441,053	1,439,640
Naumann Road	Oxnard, CA	7/23/2014	1	68	66	7/31/2017		6,773,068	3,902,310
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	10/31/2024		6,829,362	4,379,762
Wauchula Road	Duette, FL	9/29/2014	1	808	590	9/30/2024		13,450,170	7,433,100
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	7/31/2017		24,135,194	14,159,324
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	11/3/2017		6,016,522	3,675,000
Espinosa Road	Salinas, CA	1/5/2015	1	331	329	10/31/2020		16,111,013	10,178,000
Parrish Road	Duette, FL	3/10/2015	1	419	412	6/30/2025		4,141,521	2,374,680
Immokalee Exchange	Immokalee, FL	6/25/2015	2	2,678	1,644	6/30/2020		15,467,267	9,360,000
Holt County	Stuart, NE	8/20/2015	1	1,276	1,052	12/31/2018		5,423,218	3,301,000
Rock County	Bassett, NE	8/20/2015	1	1,283	1,049	12/31/2018		5,406,522	3,301,000
Bear Mountain	Arvin, CA	9/3/2015	3	854	841	1/9/2031		26,828,964	12,559,887
Corbitt Road	Immokalee, FL	11/2/2015	1	691	390	12/31/2021		3,755,637	3,714,880
Reagan Road	Willcox, AZ	12/22/2015	1	1,239	875	12/31/2025		5,750,597	3,639,000
Gunbarrel Road	Alamosa, CO	3/3/2016	3	6,191	4,730	2/28/2021		25,015,493	15,303,500
Calaveras Avenue	Coalinga, CA	4/5/2016	1	453	435	10/31/2025		15,290,013	9,282,000
Orange Avenue	Fort Pierce, FL	7/1/2016	1	401	400	6/30/2023		5,113,269	3,091,761
Lithia Road	Lithia, FL	8/11/2016	1	72	55	5/31/2021		1,700,469	1,020,000
Baca County	Edler, CO	9/1/2016	5	7,384	6,785	12/31/2020		6,385,779	—	(5)
Diego Ranch	Stanislaus, CA	9/14/2016	1	1,357	1,309	11/15/2019		13,997,610	—	(5)
Nevada Ranch	Merced, CA	9/14/2016	1	1,130	1,021	11/15/2019		13,231,638	—	(5)
			56	33,800	27,958			$308,737,982	$191,480,127

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Includes Investments in real estate, net (excluding improvements paid for by the tenant) and Lease intangibles, net; plus net above-market lease values included in Other assets; and less net below-market lease values, deferred revenue and unamortized tenant improvements included in Other liabilities, each as shown on the accompanying Condensed Consolidated Balance Sheet.

(2)
Excludes approximately $1.1 million of deferred financing costs related to mortgage notes and bonds payable included in Mortgage notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet.

(3)	There are three agricultural leases and one commercial lease on this property. Each of the agricultural leases expires on June 30, 2017, and the commercial lease expires on June 30, 2018.

(4)	There are two leases in place on this property, one expiring on June 30, 2017, and the other expiring on June 30, 2019.

(5)	Pledged as collateral under the MetLife Facility subsequent to September 30, 2016. See Note 10, "Subsequent Events," for further discussion.

Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015
Real estate:
Land and land improvements	$251,906,593	$192,020,381
Irrigation systems	33,355,718	21,849,508
Buildings	14,670,759	11,184,647
Horticulture	14,281,209	1,490,695
Other improvements	4,804,376	1,872,606
Real estate, at cost	319,018,655	228,417,837
Accumulated depreciation	(9,781,651)	(6,634,412)
Real estate, net	$309,237,004	$221,783,425
Real estate depreciation expense on these tangible assets was $1,224,612 and $3,161,434 for the three and nine months ended September 30, 2016, respectively, and $595,539 and $1,647,177 for the three and nine months ended September 30, 2015, respectively.
Included in the figures above are amounts related to improvements on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of September 30, 2016, and December 31, 2015, we recorded tenant improvements, net of accumulated depreciation, of $1,882,114 and $1,302,009, respectively. We recorded both depreciation expense and additional rental revenue related to these tenant improvements of $30,753 and $98,225 during the three and nine months ended September 30, 2016, respectively, and $14,780 and $27,502 for the three and nine months ended September 30, 2015, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of lease intangible assets and the related accumulated amortization as of September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015
Lease intangibles:
In-place leases	$1,727,483	$1,225,955
Leasing costs	1,086,846	677,112
Tenant relationships	886,743	886,743
Lease intangibles, at cost	3,701,072	2,789,810
Accumulated amortization	(1,585,987)	(1,026,269)
Lease intangibles, net	$2,115,085	$1,763,541
Total amortization expense related to these lease intangible assets was $207,234 and $582,095 for the three and nine months ended September 30, 2016, respectively, and $193,621 and $645,448 for the three and nine months ended September 30, 2015, respectively.

The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets and Other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of September 30, 2016, and December 31, 2015.

	September 30, 2016		December 31, 2015
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values(1)	$19,528	$(12,422)	$19,528	$(7,540)
Below-market lease values and deferred revenue(2)	(785,917)	46,818	(202,579)	23,205
	$(766,389)	$34,396	$(183,051)	$15,665

(1)	Above-market lease values are included as part of Other assets in the accompanying Condensed Consolidated Balance Sheets, and the related amortization is recorded as a reduction of rental income.

(2)
Below-market lease values and deferred revenue are included as a part of Other liabilities in the accompanying Condensed Consolidated Balance Sheets, and the related accretion is recorded as an increase to rental income.

Total amortization related to above-market lease values and deferred revenue was $1,627 and $4,882 for the three and nine months ended September 30, 2016, respectively, and $4,496 and $15,286 for the three and nine months ended September 30, 2015, respectively. Total accretion related to below-market lease values and deferred revenue was $8,951 and $23,613 for the three and nine months ended September 30, 2016, respectively, and $52,591 and $160,324 for the three and nine months ended September 30, 2015, respectively.
New Real Estate Activity
Certain acquisitions during the periods presented were accounted for as business combinations in accordance with ASC 805, as there was a prior leasing history on the property. As such, the fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred, other than those costs directly related to reviewing or assigning leases that we assumed upon acquisition, which were capitalized as part of leasing costs. For acquisitions accounted for as asset acquisitions under ASC 360, all acquisition-related costs were capitalized and included as part of the fair value allocation of the identifiable tangible assets acquired, other than those costs that directly related to originating new leases we executed upon acquisition, which were capitalized as part of leasing costs.
In addition, total consideration for acquisitions may include a combination of cash and equity securities, such as OP Units. When OP Units are issued in connection with acquisitions, we determine the fair value of the OP Units issued based on the number of units issued multiplied by the closing price of the Company’s common stock on the date of acquisition.
2016 New Real Estate Activity
During the nine months ended September 30, 2016, we acquired 13 new farms in seven separate transactions, which are summarized in the table below.

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Rent(1)		Net Long-term Debt Issued
Gunbarrel Road (2)	Alamosa, CO	3/3/2016	6,191	3	Organic Potatoes	5 years	1 (5 years)	$25,735,815	$119,085	(3)	$1,590,614		$15,531,000
Calaveras Avenue	Coalinga, CA	4/5/2016	453	1	Pistachios	10 years	1 (5 years)	15,470,000	38,501	(4)	773,500	(5)	9,282,000
Orange Avenue	Fort Pierce, FL	7/1/2016	401	1	Vegetables	7 years	2 (7 years)	5,100,000	37,615	(4)	291,173		3,120,000
Lithia Road	Plant City, FL	8/11/2016	72	1	Strawberries	5 years	None	1,700,000	38,296	(3)	97,303		1,020,000
Baca County(6)	Edler, CO	9/1/2016	7,384	5	Grass Hay and Alfalfa	4 years	1 (5 years)	6,322,853	72,340	(4)	383,734		—
Diego Ranch(7)	Stanislaus, CA	9/14/2016	1,357	1	Almonds	3 years	3 (5 years) & 1 (3 years)	13,996,606	63,114	(3)	621,115		—
Nevada Ranch	Merced, CA	9/14/2016	1,130	1	Almonds	3 years	3 (5 years) & 1 (3 years)	13,231,832	40,833	(3)	574,274		—
			16,988	13				$81,557,106	$409,784		$4,331,713		$28,953,000

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

(2)
As partial consideration for the acquisition of this property, we issued 745,879 OP Units, constituting an aggregate fair value of approximately $6.5 million as of the acquisition date. We incurred $25,500 of legal costs in connection with the issuance of these OP Units.

(3)	Acquisition accounted for as a business combination under ASC 805. In aggregate, $9,520 of these costs related to direct leasing costs incurred in connection with these acquisitions.

(4)	Acquisition accounted for as an asset acquisition under ASC 360.

(5)	Lease provides for a variable rent component based on the gross crop revenues earned on the property. The figure above represents only the minimum cash rents guaranteed under the lease.

(6)
As partial consideration for the acquisition of this property, we issued 125,677 OP Units, constituting an aggregate fair value of approximately $1.5 million as of the acquisition date. We incurred approximately $8,235 of legal costs in connection with the issuance of these OP Units.

(7)
As partial consideration for the acquisition of this property, we issued 343,750 OP Units, constituting an aggregate fair value of approximately $3.9 million as of the acquisition date. We incurred approximately $21,732 of legal costs in connection with the issuance of these OP Units.

The preliminary allocation of the purchase price for the farms acquired during the nine months ended September 30, 2016, are as follows:

Property Name	Land and Land Improvements	Buildings	Irrigation Systems	Other Improvements	Horticulture	In-place Leases	Leasing Costs	Above (Below)- Market Lease	Total Purchase Price
Gunbarrel Road	$16,755,814	$3,438,291	$2,830,738	$2,079,102	$—	$381,977	$249,893	—	$25,735,815
Calaveras Avenue	3,615,436	—	424,112	—	11,430,452	—	—	—	15,470,000
Orange Avenue	4,135,741	29,777	934,482	—	—	—	—	—	5,100,000
Lithia Road	1,461,090	10,656	213,325	—	—	7,739	16,265	(9,075)	1,700,000
Baca County	6,111,287	211,566	—	—	—	—	—	—	6,322,853
Diego Ranch	14,136,135	—	45,535	—	—	58,535	73,337	(316,936)	13,996,606
Nevada Ranch	12,863,790	—	505,196	—	—	53,276	66,895	(257,325)	13,231,832
	$59,079,293	$3,690,290	$4,953,388	$2,079,102	$11,430,452	$501,527	$406,390	$(583,336)	$81,557,106
The allocation of the purchase price for the property acquired during the nine months ended September 30, 2016, is preliminary and may change during the measurement period if we obtain new information regarding the assets acquired or liabilities assumed at the acquisition date.
Below is a summary of the total operating revenues and earnings recognized on the properties acquired during the three and nine months ended September 30, 2016:

		For the three months ended September 30, 2016		For the nine months ended September 30, 2016
Property Name	Acquisition Date	Operating Revenues	Earnings(1)	Operating Revenues	Earnings(1)
Gunbarrel Road	3/3/2016	$397,654	$(28,515)	$919,306	$(180,491)
Calaveras Avenue	4/5/2016	193,375	(8,478)	377,240	(11,321)
Orange Avenue	7/1/2016	72,793	15,884	72,793	15,884
Lithia Road	8/11/2016	13,601	(28,607)	13,601	(28,607)
Baca County	9/1/2016	31,978	30,799	31,978	30,799
Diego Ranch	9/14/2016	31,056	(10,070)	31,056	(10,070)
Nevada Ranch	9/14/2016	28,714	(12,921)	28,714	(12,921)
		$769,171	$(41,908)	$1,474,688	$(196,727)

(1)	In aggregate, includes $128,161 and $229,476 of non-recurring acquisition-related costs during the three and nine months ended September 30, 2016, respectively.
2015 New Real Estate Activity
During the nine months ended September 30, 2015, we acquired nine new farms in six separate transactions, which are summarized in the table below.

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Rent(1)	Net Long-term Debt Issued
Espinosa Road(2)	Salinas, CA	1/5/2015	331	1	Strawberries	1.8 years	None	$16,905,500	$89,885	(3)	$778,342	$10,178,000
Parrish Road	Duette, FL	3/10/2015	419	1	Strawberries	10.3 years	2 (5 years)	3,913,280	103,610	(3)	251,832	2,374,680
Immokalee Exchange	Immokalee, FL	6/25/2015	2,678	2	Misc. Vegetables	5.0 years	2 (5 years)	15,757,700	152,571	(3)	960,104	9,360,000
Holt County	Stuart, NE	8/20/2015	1,276	1	Misc. Vegetables	3.4 years	None	5,504,000	27,589	(3)	289,815	3,301,000
Rock County	Bassett, NE	8/20/2015	1,283	1	Misc. Vegetables	3.4 years	None	5,504,000	27,589	(3)	289,815	3,301,000
Bear Mountain	Arvin, CA	9/3/2015	854	3	Almonds	15.4 years	1 (10 years)	18,922,500	117,742	(4)	1,115,992	21,138,196
			6,841	9				$66,506,980	$518,986		$3,685,900	$49,652,876

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease.

(2)
In connection with this acquisition, our Adviser earned a finder’s fee of $320,905, which the Adviser fully credited back to us during the nine months ended September 30, 2015. See Note 6, “Related-Party Transactions” for further discussion on this fee.

(3)	Acquisition accounted for as a business combination under ASC 805. In aggregate, $11,825 of these costs related to direct leasing costs incurred in connection with these acquisitions.

(4)	Acquisition accounted for as an asset acquisition under ASC 360.
The allocation of the purchase price for the farms acquired during the the nine months ended September 30, 2015, were as follows:

Property Name	Land and Land Improvements	Buildings and Improvements	Irrigation System	In-place Leases	Leasing Costs	Tenant Relationships	Total Purchase Price
Espinosa Road	$15,852,466	$84,478	$497,401	$246,472	$43,894	$180,789	$16,905,500
Parrish Road	2,403,064	42,619	1,299,851	54,405	77,449	35,892	3,913,280
Immokalee Exchange	14,410,840	273,107	515,879	229,406	148,691	179,777	15,757,700
Holt County	4,690,369	56,253	729,884	—	27,494	—	5,504,000
Rock County	4,862,313	72,232	540,589	—	28,866	—	5,504,000
Bear Mountain	18,428,247	—	494,253	—	—	—	18,922,500
	$60,647,299	$528,689	$4,077,857	$530,283	$326,394	$396,458	$66,506,980

Below is a summary of the total operating revenues and earnings recognized on the properties acquired during the three and nine months ended September 30, 2015:

		For the three months ended September 30, 2015		For the nine months ended September 30, 2015
Property Name	Acquisition Date	Operating Revenues	Earnings(1)	Operating Revenues	Earnings(1)
Espinosa Road	1/5/2015	$194,586	$(2,922)	$575,387	$(53,281)
Parrish Road	3/10/2015	62,958	(10,175)	140,133	(106,362)
Immokalee Exchange	6/25/2015	240,026	94,302	240,026	(60,045)
Holt County	8/20/2015	33,500	(6,075)	33,500	(6,075)
Rock County	8/20/2015	33,500	(7,927)	33,500	(7,927)
Bear Mountain	9/3/2015	64,430	59,023	64,430	59,023
		$629,000	$126,226	$1,086,976	$(174,667)

(1)	In aggregate, includes $75,293 and $413,374 of non-recurring acquisition-related costs during the three and nine months ended September 30, 2015, respectively.
Acquired Intangibles and Liabilities
The following table shows the weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed in connection with new real estate acquired as part of business combinations during the nine months ended September 30, 2016 and 2015:

	Weighted-Average Amortization Period (in Years)
Intangible Assets and Liabilities	2016	2015
In-place leases	8.7	4.1
Leasing costs	10.6	5.5
Tenant relationships	—	9.5
Below-market lease values and deferred revenue	20.9	—
All intangible assets and liabilities	14.0	6.2

Pro-Forma Financials
During each of the nine months ended September 30, 2016 and 2015, we acquired six farms in transactions that qualified as business combinations. The following table reflects pro-forma consolidated financial information as if each farm acquired as part of a business combination was acquired on January 1 of the respective prior fiscal year. In addition, pro-forma earnings have been adjusted to assume that acquisition-related costs related to these farms were incurred at the beginning of the previous fiscal year.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Data:
Total operating revenue	$4,718,052	$3,460,986	$13,285,819	$8,864,148
Net income attributable to the company	$211,822	$(176,949)	$593,599	$914,580
Share and Per-share Data:
Earnings per share of common stock – basic and diluted	$0.02	$(0.02)	$0.06	$0.10
Weighted-average common shares outstanding – basic and diluted	10,018,331	9,060,314	10,001,466	9,060,314
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

On April 5, 2016, we reimbursed the tenant occupying Wauchula Road for $569,607 of costs incurred to construct certain irrigation improvements on the farm. As stipulated in the lease, as of April 1, 2016, we began earning an additional $92,634 of annualized, straight-line rental income on this farm throughout the remaining lease term.

On April 5, 2016, we reimbursed the tenant occupying Parrish Road for $500,000 of our portion of the costs incurred to construct certain irrigation improvements on the farm. As stipulated in the lease, as of April 1, 2016, we began earning an additional $139,073 of annualized, straight-line rental income on this farm throughout the remaining lease term. In addition, in connection with our acquisition of Parrish Road in March 2015, we committed to providing $745,000 as additional compensation and reimbursements of certain costs, contingent upon the approval by a local water management district of increases in certain water permits on the property. These water permits were approved on June 28, 2016, and we remitted $745,000 to the tenant, who was also the seller of the property, on June 30, 2016.

On July 5, 2016, we received payment of approximately $164,000 (including $4,000 of accrued interest) from the California Department of Transportation ("CalTrans") in connection with the settlement of the eminent domain lawsuit for 4.5 acres of nonfarmable land on Espinosa Road. The portion of this payment allocated to our cost basis of the 4.5 nonfarmable acres was approximately $156,000, which was previously included in Investments in real estate, net on our Condensed Consolidated Balance Sheet.

On July 15, 2016, we terminated the lease with the tenant occupying Colding Loop prior to its expiration, and, on August 5, 2016, we entered into a new lease with a new tenant to occupy the property. The new lease is scheduled to expire on August 4, 2017, and provides for minimum rental payments of $72,400 over its term. In connection with the early termination of the previous lease, we wrote off $20,697 and $84,600 of deferred rent asset balances to bad debt expense during the three and nine months ended September 30, 2016, respectively. In addition, during the three months ended September 30, 2016, we expensed $8,635 of unamortized leasing costs associated with the previous lease.

On August 25, 2016, we renewed the lease with the tenant occupying Espinosa Road, which was originally set to expire on October 31, 2016. The lease was renewed for an additional four years, through October 31, 2020, with annualized, straight-line rental income of $997,017, representing a 28.1% increase over that of the previous lease. In connection with the renewal, we also assumed the responsibility for the property taxes on Espinosa Road, which were the tenant's responsibility under the old lease. Property taxes on Espinosa Road are approximately $144,000 for the property tax assessment year ending June 30, 2017.
Portfolio Diversification and Concentrations
Diversification
The following table summarizes the geographic locations, by state, of our properties with leases in place as of September 30, 2016 and 2015:

	As of and For the Nine Months Ended September 30, 2016					As of and For the Nine Months Ended September 30, 2015
	Number		% of		% of Total	Number		% of		% of Total
	of	Total	Total	Rental	Rental	of	Total	Total	Rental	Rental
State	Farms	Acres	Acres	Revenue	Revenue	Farms	Acres	Acres	Revenue	Revenue
California	21	6,516	19.3%	$6,986,099	56.4%	18	3,576	24.0%	$5,652,357	66.6%
Florida	15	5,567	16.5%	2,407,893	19.4%	12	4,401	29.6%	1,458,433	17.2%
Colorado	8	13,575	40.1%	951,285	7.7%	—	—	—	—	—%
Oregon	4	2,313	6.8%	877,547	7.1%	4	2,313	15.6%	876,244	10.3%
Arizona	2	3,000	8.9%	543,642	4.4%	1	1,761	11.8%	243,953	2.9%
Nebraska	2	2,559	7.6%	434,722	3.5%	2	2,559	17.2%	67,000	0.8%
Michigan	4	270	0.8%	187,115	1.5%	4	270	1.8%	185,036	2.2%
	56	33,800	100.0%	$12,388,303	100.0%	41	14,880	100.0%	$8,483,023	100.0%
Concentrations
Credit Risk
As of September 30, 2016, our farms were leased to 39 different, third-party tenants, with certain tenants leasing more than one farm. Dole Food Company (“Dole”) leases two of our farms, and aggregate rental revenue attributable to Dole accounted for approximately $2.2 million, or 17.8% of the rental revenue recorded during the nine months ended September 30, 2016. If Dole fails to make rental payments or elects to terminate its leases, and the properties cannot be re-leased on satisfactory terms, there could be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total rental revenue recorded during the nine months ended September 30, 2016.
Geographic Risk
21 of our 56 farms owned as of September 30, 2016, are located in California, and 15 farms are located in Florida. As of September 30, 2016, our farmland in California accounted for 6,516 acres, or 19.3% of the total acreage we owned. Furthermore, these farms accounted for approximately $7.0 million, or 56.4% of the rental revenue recorded during the nine months ended September 30, 2016. However, these farms are spread across three of the many different growing regions within California. As of September 30, 2016, our farmland in Florida accounted for 5,567 acres, or 16.5% of the total acreage we owned, and these farms accounted for approximately $2.4 million, or 19.4%, of the rental revenue recorded during the nine months ended September 30, 2016. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of the total rental revenue recorded during the nine months ended September 30, 2016.

NOTE 4. BORROWINGS
Our borrowings as of September 30, 2016, and December 31, 2015, are summarized below:

						As of September 30, 2016					As of December 31, 2015
Issuer	Type of Issuance	Date(s) of Issuance	Initial Commitment	Maturity Date(s)		Principal Outstanding	Stated Interest Rate(1)		Undrawn Commitment		Principal Outstanding	Stated Interest Rate(1)		Undrawn Commitment
MetLife(2)	Mortgage Note Payable	5/9/2014	$100,000,000	1/5/2029	(3)	$85,939,466	3.35%		$12,529,806	(4)	$87,470,194	3.35%		$12,529,806
MetLife(2)	Line of Credit	5/9/2014	25,000,000	4/5/2024		22,500,000	2.90%		2,500,000	(4)	100,000	2.58%		24,900,000
Farm Credit(5)	Mortgage Notes Payable	9/19/2014-7/1/2016	34,587,880	11/1/2017-11/1/2040		33,263,161	3.50%	(6)	—		21,456,963	3.42%	(6)	—
Farmer Mac	Bonds Payable	12/11/2014-8/22/2016	125,000,000	12/22/2016-8/22/2023	(7)	49,777,500	2.94%		74,743,000	(8)	33,706,000	2.87%		41,294,000
Total outstanding principal						191,480,127					142,733,157
Debt issuance costs						(1,100,503)					(1,054,222)
Total mortgage notes and bonds payable, net						$190,379,624					$141,678,935

(1)	Where applicable, represents the weighted-average, blended rate on the respective borrowings as of each September 30, 2016, and December 31, 2015.

(2)	The MetLife Facility (as defined below) was amended subsequent to September 30, 2016. See Note 10, "Subsequent Events," for further discussion on the amendment.

(3)
As of September 30, 2016, if the facility was not fully utilized by December 31, 2017, MetLife had the option to be relieved of its obligations to disburse the additional funds under the loan. Subsequent to September 30, 2016, our ability to draw under this facility was extended to December 31, 2018. See Note 10, "Subsequent Events," for further discussion.

(4)
Based on the properties that were pledged as collateral under the MetLife Facility, as of September 30, 2016, the maximum additional amount we could draw under the facility was approximately $0.6 million. Our availability under this facility was increased by approximately $28.3 million subsequent to September 30, 2016. See Note 10, "Subsequent Events," for further discussion.

(5)	Includes borrowings from Farm Credit CFL and Farm Credit West, each as defined below.

(6)	Rate is before interest patronage. 2015 interest patronage (as described below) received resulted in a 16.1% reduction to the stated interest rate on such borrowings.

(7)	If facility is not fully utilized by December 11, 2018, Farmer Mac has the option to be relieved of its obligations to purchase additional bonds under the facility.

(8)	As of September 30, 2016, there was no additional availability to draw under this facility, as no additional properties had been pledged as collateral.
The weighted-average interest rate charged on all of our borrowings, excluding the impact of deferred financing costs and before any interest patronage, or refunded interest, was 3.29% and 3.08% for the three and nine months ended September 30, 2016, respectively, and 3.41% and 3.51% for the three and nine months ended September 30, 2015, respectively. 2015 interest patronage from all Farm Credit Notes Payable (as defined below), which patronage was received during the three months ended March 31, 2016, resulted in a 16.1% reduction to the stated interest rates on such borrowings. We are unable to estimate the amount of patronage to be received, if any, related to interest accrued during 2016 on our Farm Credit Notes Payable.
MetLife Facility
On May 9, 2014, we closed on a facility with Metropolitan Life Insurance Company (“MetLife”) that consists of a $100.0 million long-term note payable that is scheduled to mature on January 5, 2029 (the “2015 MetLife Term Note”), and a $25.0 million revolving equity line of credit that is scheduled to mature on April 5, 2024 (the “2015 MetLife Line of Credit” and, together with the 2015 MetLife Term Note, the “MetLife Facility”). As amended on September 3, 2015, advances under the 2015 MetLife Term Note bear interest at a fixed rate of 3.35% per annum, plus an unused line fee of 0.20% on undrawn amounts, and interest rates for subsequent disbursements will be based on prevailing market rates at the time of such disbursements. The interest rates on advances and subsequent disbursements will be subject to adjustment every five years, with the next interest rate adjustment date scheduled to occur on August 31, 2020. If the full commitment amount of $100.0 million is not drawn by December 31, 2017, MetLife has the option to be relieved of its obligation to disburse the additional funds under this loan. Advances under the 2015 MetLife Line of Credit bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.25%, with a minimum annualized rate of 2.50%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the 2015 MetLife Line of Credit will be subject to adjustment on April 5, 2017. As of September 30, 2016, we were in compliance with all covenants under the MetLife Facility.
Subsequent to September 30, 2016, we amended the MetLife Facility. See Note 10, "Subsequent Events," for further discussion of this amendment.

Farm Credit Notes Payable
Farm Credit CFL Notes Payable
From time to time since September 19, 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements with Farm Credit of Central Florida, FLCA ("Farm Credit CFL"). During the nine months ended September 30, 2016, we entered into the following loan agreement with Farm Credit CFL:

Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms(1)		Use of Proceeds
7/1/2016	$3,120,000	6/1/2023	36.0 years	3.78%	fixed throughout term	(2)
(1) Rate represents the stated interest rate, before interest patronage.
(2) Proceeds from this note were used in the acquisition of Orange Avenue.
As of September 30, 2016, we have approximately $24.0 million of aggregate borrowings outstanding to Farm Credit CFL that bear interest (before interest patronage) at a weighted-average rate of 3.49% per annum. 2015 interest patronage from Farm Credit CFL borrowings resulted in a 16.1% reduction to the stated interest rates on such borrowings. As of September 30, 2016, we were in compliance with all covenants applicable to these borrowings.
Farm Credit West Note Payable
During the nine months ended September 30, 2016, we entered into the following loan agreement with Farm Credit West, FLCA ("Farm Credit West"):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms(1)		Use of Proceeds
4/4/2016	$9,282,000	11/1/2040	24.5 years	3.54%	fixed through 4/30/2021, variable thereafter	(2)
(1) Rate represents the stated interest rate, before interest patronage.

(2)	Proceeds from this note were used in the acquisition of Calaveras Avenue.
As of September 30, 2016, we have approximately $9.3 million of aggregate borrowings outstanding to Farm Credit West that bear interest (before interest patronage) at a rate of 3.54% per annum. As of September 30, 2016, we were in compliance with all covenants applicable to these borrowings.
Subsequent to September 30, 2016, we closed on an additional loan from Farm Credit West for approximately $3.9 million. See Note 10, "Subsequent Events," for further discussion of this loan.
Farmer Mac Facility
On December 5, 2014, we, through certain subsidiaries of our Operating Partnership, entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”), for a secured note purchase facility that provides for bond issuances up to an aggregate principal amount of $75.0 million (the “Farmer Mac Facility”). On June 16, 2016, we amended the facility to increase the maximum borrowing capacity from $75.0 million to $125.0 million and extend the term of the Bond Purchase Agreement by two years, to December 11, 2018.
During the nine months ended September 30, 2016, we issued the following bonds under the Farmer Mac Facility:

Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms		Use of Proceeds
3/3/2016	$11,100,000	2/24/2023	None	3.08%	fixed throughout term	(1)
3/3/2016	4,431,000	2/24/2023	9.7 years	2.98%	fixed throughout term	(1)
8/22/2016	1,020,000	8/22/2023	None	2.87%	fixed throughout term	(2)
(1) Proceeds from this bond were used in the acquisition of Gunbarrel Road.

(2)	Proceeds from this note were used in the acquisition of Lithia Road.
As of September 30, 2016, the aggregate amount of bonds issued under the Farmer Mac Facility was approximately $49.8 million. As of September 30, 2016, we were in compliance with all covenants under the Farmer Mac Facility.

Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate mortgage notes and bonds payable as of September 30, 2016, for the succeeding years are as follows:

		Scheduled
Period		Principal Payments
For the remaining three months ending December 31:	2016	$717,096
For the fiscal years ending December 31:	2017	5,981,018
	2018	20,480,231
	2019	8,105,632
	2020	17,796,920
	Thereafter	115,899,230
		$168,980,127
Fair Value
As of September 30, 2016, the aggregate fair value of our long-term, fixed-rate mortgage notes and bonds payable was approximately $170.1 million, as compared to an aggregate carrying value of $167.0 million. The fair value of our long-term, fixed-rate mortgage notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10, “Fair Value Measurements and Disclosures,” and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Due to their short-term nature and the lack of changes in market credit spreads, the aggregate fair value of our short-term, variable-rate mortgage notes and bonds payable as of September 30, 2016, is deemed to approximate their aggregate carrying value of approximately $1.9 million. Further, due to the revolving nature of the 2015 MetLife Line of Credit and the lack of changes in market credit spreads, its fair value as of September 30, 2016, is deemed to approximate its carrying value of $22.5 million.
NOTE 5. MANDATORILY-REDEEMABLE PREFERRED STOCK
On August 17, 2016, we completed a public offering of 1,000,000 shares of 6.375% Series A Cumulative Term Preferred Stock, par value $0.001 per share (the "Term Preferred Stock"), at a public offering price of $25.00 per share. Simultaneous with the closing of the offering and on the same terms and conditions, the underwriters exercised in full their option to purchase an additional 150,000 shares of the Term Preferred Stock to cover over-allotments. As a result of this offering, we issued a total of 1,150,000 shares of the Term Preferred Stock for gross proceeds of approximately $28.8 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $27.6 million. These proceeds were used to repay existing indebtedness, to fund new property acquisitions and for other general corporate purposes. The Term Preferred Stock is traded under the ticker symbol, "LANDP," on the NASDAQ Global Market. The Term Preferred Stock is not convertible into our common stock or any other securities.
Generally, we may not redeem shares of the Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. On or after September 30, 2018, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to, but excluding, the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of September 30, 2021. We incurred approximately $1.2 million in total offering costs related to this issuance, which have been recorded net of the Term Preferred Stock as presented on the Condensed Consolidated Balance Sheet, and we will amortize these costs over the redemption period, which ends on September 30, 2021.
The Term Preferred Stock is recorded as a liability on our Condensed Consolidated Balance Sheet in accordance with ASC 480, "Distinguishing Liabilities from Equity," which states that mandatorily redeemable financial instruments should be classified as liabilities. In addition, the related dividend payments are treated as a component of interest expense in the Condensed Consolidated Statement of Operations.
As of September 30, 2016, the fair value of our Term Preferred Stock was approximately $29.7 million, as compared to the carrying value, exclusive of offering costs, of $28.8 million. The fair value of our Term Preferred Stock is valued using Level 1 inputs under the hierarchy established by ASC 820-10, "Fair Value Measurements and Disclosures," and is calculated based on the closing share price as of September 30, 2016, of $25.80.

The dividends to preferred stockholders declared by our Board of Directors and paid by us during the nine months ended September 30, 2016, are reflected in the table below:

Declaration Date	Record Date	Payment Date	Dividend per Preferred Share
September 12, 2016	September 21, 2016	September 30, 2016	$0.190364583	(1)

(1)	Represents the cumulative dividend from (but excluding) the date of original issuance through the month ended September 30, 2016.
NOTE 6. RELATED-PARTY TRANSACTIONS
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by David Gladstone, our chairman and chief executive officer. In addition, two of our executive officers, Mr. Gladstone and Terry Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of each of our Adviser and Administrator, and Michael LiCalsi, our general counsel and secretary, serves as our Administrator’s president.
The current advisory agreement with our Adviser (the “Advisory Agreement”) and the current administration agreement with our Administrator (the “Administration Agreement”) became effective February 1, 2013. A summary of each of these agreements is provided in Note 4 to our consolidated financial statements included in our Form 10-K. There were no material changes to either agreement during the nine months ended September 30, 2016.
The following table summarizes the management fees, incentive fees and associated credits and the administration fees reflected in our accompanying Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Management fee(1)(2)	$385,576	$356,871	$1,158,316	$981,011
Incentive fee(1)(2)	22,046	—	180,923	—
Credits from voluntary, irrevocable waiver by Adviser’s board of directors(2)(3)	—	—	—	(320,905)
Net fees due to our Adviser	$407,622	$356,871	$1,339,239	$660,106
Administration fee(1)(2)	$183,605	$180,722	$574,842	$489,510

(1)	Pursuant to the Advisory and Administration Agreements, accordingly, each of which became effective on February 1, 2013.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

(3)
The credit received from our Adviser for the three months ended March 31, 2015, was attributable to a finder’s fee earned by our Adviser in connection with a farm we acquired during the three months ended March 31, 2015, which fee was granted to us as a one-time, voluntary and irrevocable waiver to be applied against the fees we pay to our Adviser.

Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
Management fee due to Adviser	$385,576	$362,373
Incentive fee due to Adviser	22,046	—
Other due to Adviser(1)	51,281	13,140
Total due to Adviser	458,903	375,513
Administration fee due to Administrator	183,606	190,080
Other due from Administrator(1)	(5,968)	—
Total due to Administrator	177,638	190,080
Total due to related parties(2)	$636,541	$565,593

(1)
Other fees due to or from related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser or Administrator on our behalf or by us on our Adviser's or Administrator's behalf.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.
NOTE 7. EQUITY
Stockholders’ Equity
As of September 30, 2016, there were 18,000,000 shares of common stock, par value $0.001 per share, authorized, with 10,024,875 shares issued and outstanding. As of December 31, 2015, there were 20,000,000 shares of common stock, par value $0.001 per share, authorized, with 9,992,941 shares issued and outstanding.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of September 30, 2016, and December 31, 2015, we owned approximately 89.2% and 100.0%, respectively, of the outstanding OP Units.
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
As of September 30, 2016, there were 1,215,306 OP Units held by non-controlling limited partners.

Distributions
The distributions to common stockholders declared by our Board of Directors and paid by us during the nine months ended September 30, 2016 and 2015 are reflected in the table below.

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share
2016	January 12, 2016	January 22, 2016	February 2, 2016	$0.04000
	January 12, 2016	February 18, 2016	February 29, 2016	0.04000
	January 12, 2016	March 21, 2016	March 31, 2016	0.04000
	April 12, 2016	April 22, 2016	May 2, 2016	0.04125
	April 12, 2016	May 19, 2016	May 31, 2016	0.04125
	April 12, 2016	June 17, 2016	June 30, 2016	0.04125
	July 12, 2016	July 22, 2016	August 2, 2016	0.04125
	July 12, 2016	August 22, 2016	August 31, 2016	0.04125
	July 12, 2016	September 21, 2016	September 30, 2016	0.04125
		Nine Months Ended September 30, 2016		$0.36750

2015	January 13, 2015	January 23, 2015	February 3, 2015	$0.03500
	January 13, 2015	February 18, 2015	February 27, 2015	0.03500
	January 13, 2015	March 20, 2015	March 31, 2015	0.03500
	April 14, 2015	April 24, 2015	May 4, 2015	0.04000
	April 14, 2015	May 19, 2015	May 28, 2015	0.04000
	April 14, 2015	June 19, 2015	June 30, 2015	0.04000
	July 14, 2015	July 24, 2015	August 4, 2015	0.04000
	July 14, 2015	August 20, 2015	August 31, 2015	0.04000
	July 14, 2015	September 21, 2015	September 30, 2015	0.04000
		Nine Months Ended September 30, 2015		$0.34500
The same amounts were paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership as of the above record dates.
We will provide information related to the federal income tax characterization of our 2016 distributions in an IRS Form 1099-DIV, which will be mailed to our stockholders in January 2017.
Registration Statement
We filed a universal registration statement on Form S-3 (File No. 333-194539) with the SEC on March 13, 2014, which the SEC declared effective on April 2, 2014. This universal registration statement permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and depository shares, including through separate, concurrent offerings of two or more of such securities. As of September 30, 2016, we have issued a total of 2,188,014 shares of common stock for gross proceeds of $23.6 million and 1,150,000 shares of preferred stock for gross proceeds of $28.8 million under this universal registration statement.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock up to $30.0 million (the “ATM Program”). During the nine months ended September 30, 2016, we issued and sold 31,934 shares of our common stock at an average sales price of $11.29 per share under the ATM Program for gross proceeds of $360,472 and net proceeds of $355,057. Through September 30, 2016, we have issued and sold a total of 64,561 shares of our common stock at an average sales price of $10.23 per share for gross proceeds of $660,176 and net proceeds of $650,266.

NOTE 8. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the lease we executed upon our acquisition of Bear Mountain in September 2015, we agreed to fund the development of the property into an almond orchard. The development will include the removal of 274 acres of old grape vineyards, the installation of a new irrigation system, including the drilling of three new wells, and the planting of over 800 acres of new almond trees. The project is estimated to cost approximately $8.0 million and is expected to be completed during the three months ending December 31, 2016. As stipulated in the lease, we will earn additional rent on the total cost of the development project commensurate with the yield on the initial acquisition and based on the timing of related cash disbursement made by us. As of September 30, 2016, we have expended or accrued approximately $7.9 million related to this project; however, we are unable to estimate the total amount of additional rent to be earned related to this project at this time.
Litigation
We are not currently subject to any material known or threatened litigation.
NOTE 9. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015, computed using the weighted average number of shares outstanding during the respective periods. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation, as there would be no effect on the amounts since the non-controlling limited partners’ share of income would also be added back to net income. Net income figures are presented net of non-controlling interests in the earnings per share calculations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to the Company	$31,883	$206,395	$374,112	$200,681
Weighted average number of common shares outstanding – basic and diluted	10,018,331	9,060,314	10,001,466	8,422,748
Earnings per common share – basic and diluted	$—	$0.02	$0.04	$0.02
For the three and nine months ended September 30, 2016, the weighted-average number of OP Units held by non-controlling limited partners was 854,116 and 613,446, respectively. There were no OP Units held by anyone other than the Company during 2015.
NOTE 10. SUBSEQUENT EVENTS
Investing Activity
On October 13, 2016, we acquired an almond orchard comprised of 197 acres in Fresno County, California (“Central Avenue”), for $6.5 million. At closing, we executed a new 10-year, triple-net lease with a new tenant that includes two, 5-year extension options. The lease consists of a fixed cash rent component plus a variable rent component based on gross crop revenues earned on the property and provides for minimum annualized, straight-line cash rents of approximately $325,000. We will account for this acquisition as an asset acquisition in accordance with ASC 360; however, the initial accounting for this transaction is not yet complete, making certain disclosures unavailable at this time.
Financing Activity
MetLife Facility
On October 5, 2016, we entered into an agreement with MetLife to amend the MetLife Facility. Pursuant to the amendment, the MetLife Facility now consists of the 2015 MetLife Term Note, the 2015 MetLife Line of Credit, a $50.0 million long-term note payable (the "2016 MetLife Term Note") and a $25.0 million revolving equity line of credit (the "2016 MetLife Line of Credit").
The 2016 MetLife Term Note is scheduled to mature on January 5, 2029, and advances will initially bear interest at a fixed rate of 3.16% per annum, plus an unused fee of 0.20% on undrawn amounts. The interest rate for subsequent disbursements under the 2016 MetLife Term Note will be based on prevailing market rates at the time of such disbursements. The interest rate on the initial advance and any subsequent disbursements will be subject to adjustment on January 5, 2027. If the full commitment of $50.0 million is not drawn by December 31, 2018, MetLife has the option to be relieved of its obligation to disburse the remaining funds under the 2016 MetLife Term Note.
The 2016 MetLife Line of Credit is scheduled to mature on April 5, 2024, and advances will initially bear interest at a variable rate equal to the three-month LIBOR plus a spread of 2.25%, with a minimum annualized rate of 2.50%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread on borrowings under the 2016 MetLife Line of Credit will be subject to adjustment on October 5, 2019.
As part of the amendment, we paid aggregate loan fees of $225,000. Simultaneous with the closing of the amendment, we drew approximately $21.6 million under the 2016 MetLife Term Note, with $21.0 million of the proceeds being used to repay the balance previously outstanding under the 2015 MetLife Line of Credit.
Among other changes, the amendment to the MetLife Facility:

•	increased the overall loan-to-value ratio on the underlying properties pledged as collateral under the MetLife Facility from 58% to 60%;

•	reduced the blended interest rate on all previously-disbursed amounts under the 2015 MetLife Term Note by 19 basis points, from 3.35% to 3.16%;

•	extended the fixed-rate term of the 2015 MetLife Term Note by 76 months, through January 5, 2027; and

•	extended the draw period under the 2015 MetLife Term Note by one year, through December 31, 2018.
All other material items of the MetLife Facility remained unchanged.
In addition, we updated the appraisals of certain properties that serve as collateral under the MetLife Facility, which resulted in increased overall valuations, and pledged three additional properties as collateral under the facility. In conjunction with the increase in the loan-to-value ratio on the underlying collateral, these events increased our overall availability under the MetLife Facility by approximately $28.3 million.
Farm Credit West Note Payable
On October 13, 2016, in connection with the acquisition of Central Avenue, we closed on a loan from Farm Credit West for approximately $3.9 million. The mortgage note is scheduled to mature on November 1, 2041, and will bear interest (before interest patronage) at a fixed rate of 3.94% per annum through September 30, 2026, thereafter converting to a variable rate determined by Farm Credit West, unless another fixed rate is established.
Distributions
On October 11, 2016, our Board of Directors declared the following monthly cash distributions to common stockholders and holders of our Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per share of Term Preferred Stock
October 21	October 31	$0.04250	$0.1328125
November 17	November 30	0.04250	0.1328125
December 20	December 30	0.04250	0.1328125
Total:		$0.12750	$0.3984375
The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership as of the above record dates.

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
OVERVIEW
General
We are an externally-managed real estate investment trust (“REIT”) that is engaged primarily in the business of owning and leasing farmland; we are not a grower, nor do we farm the properties we own. We currently own 57 farms comprised of 33,997 acres across seven states in the U.S. (Arizona, California, Colorado, Florida, Michigan, Nebraska and Oregon). We also own several farm-related facilities, such as cooling facilities, box barns, packinghouses, processing facilities and various storage facilities. These farms and facilities are currently leased to 40 different, unrelated tenants that are either independent or corporate farming operations. We intend to acquire more farmland in these and other states in our regions of focus that is already or will be leased to farmers, and we expect that most of our future tenants will also be independent or corporate farming operations that are unrelated to us. We also expect to acquire more property related to farming, such as cooling facilities, freezer buildings, packinghouses, box barns, silos, storage facilities, greenhouses, processing plants and distribution centers. We generally lease our properties on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs (including drought insurance if we were to acquire properties that depend upon rainwater for irrigation), maintenance and other operating costs. We may also elect to sell farmland at certain times, such as when the land could be developed by others for urban or suburban uses.
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
We conduct substantially all of our investment activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the Operating

Partnership as its sole general partner and currently owns approximately 89.2% of the units of limited partnership interest in the Operating Partnership (“OP Units”).
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
Leases
General
Most of our agricultural leases are on a triple-net basis and have original terms ranging from 3 to 10 years for farms growing row crops and 5 to 15 years for farms growing permanent crops, often with options to extend the lease further. Rent is generally payable to us up front on either an annual or semi-annual basis. Further, most of our leases contain provisions that provide for annual increases in the rental amounts payable by the tenants, often referred to as escalation clauses. The escalation clauses may specify fixed dollar amount or percentage increases each year, or it may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect then-current market rents. We also have leases that include variable rents based on the success of the harvest each year. In these types of agreements, we will generally require the lease to include the guarantee of a minimum amount of rental income that satisfies our investment return criteria. Currently, our 57 farms are leased under agricultural leases with original terms ranging from 3 to 15 years, with 39 farms leased on a pure triple-net basis, and 18 farms leased on a partial-net basis, with the landlord responsible for all or a portion of the related property taxes. Additionally, five of our farms are leased under agreements that include a variable rent component.
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
Lease Expirations
Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for renewal or extension. As of January 1, 2016, we had two agricultural leases that were originally due to expire in 2016. One lease was on a farm in Florida, and we renewed the lease for an additional three years at an annualized, straight-line rental rate representing an increase of 17.9% over that of the previous lease. The second lease was on a farm in California, and we renewed the lease for an additional four years at an annualized, straight-line rental rate representing an increase of 28.1% over that of the previous lease. However, in connection with the renewal of the lease on our California farm, we also assumed the responsibility for the property taxes on the property, which were the tenant's responsibility under the old lease. Factoring in the additional property tax expense with the increased rental rate, the expected overall increase in annualized net income from the property under the term of the new lease is expected to be 9.0% higher than that under the old lease.
We have begun negotiations with the existing tenants on our farms that have leases scheduled to expire in 2017, and we anticipate being able to renew each of the leases prior to their respective expirations. However, there can be no assurance that we will be able to renew the leases at rates favorable to us, if at all, or be able to find replacement tenants, if necessary.

The following table summarizes the lease expirations by year for our properties with leases in place as of September 30, 2016:

Year	Number of Expiring Leases		Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Nine Months Ended September 30, 2016	% of Total Revenue
2016	1	(1)	—	—%	$24,048	0.2%
2017	10		866	2.6%	1,701,626	13.7%
2018	4		2,710	8.0%	619,114	5.0%
2019	3		2,524	7.5%	105,446	0.9%
2020	8		11,605	34.3%	3,830,056	30.9%
2021	4		6,954	20.6%	1,121,681	9.1%
Thereafter	16		9,141	27.0%	4,986,332	40.2%
Totals	46		33,800	100.0%	$12,388,303	100.0%

(1)	Includes a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis.
Recent Developments
Investment, Leasing and Other Portfolio Activity
Property Acquisitions
Since July 1, 2016, through the date of this filing, we have acquired ten farms in six separate transactions, which are summarized in the table below:

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Rent(1)
Orange Avenue	Fort Pierce, FL	7/1/2016	401	1	Vegetables	7 years	2 (7 years)	$5,100,000	$37,615	(2)	$291,173
Lithia Road	Plant City, FL	8/11/2016	72	1	Strawberries	5 years	None	1,700,000	38,296	(3)	97,303
Baca County(4)	Edler, CO	9/1/2016	7,384	5	Grass Hay and Alfalfa	4 years	1 (5 years)	6,322,853	72,340	(2)	383,734
Diego Ranch(5)	Stanislaus, CA	9/14/2016	1,357	1	Almonds	3 years	3 (5 years) & 1 (3 years)	13,996,606	63,114	(3)	621,115
Nevada Ranch	Merced, CA	9/14/2016	1,130	1	Almonds	3 years	3 (5 years) & 1 (3 years)	13,231,832	40,833	(3)	574,274
Central Avenue	Kerman, CA	10/13/2016	197	1	Almonds	10 years	2 (5 years)	6,500,000	4,438	(2)	325,000	(6)
			10,541	10				$46,851,291	$256,636		$2,292,599

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

(2)
Acquisition accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired. The figures above represent only the costs paid or accrued for as of the date of this filing.

(3)
Acquisition accounted for as a business combination under ASC 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $4,850 of direct leasing costs in connection with these acquisitions.

(4)
As partial consideration for the acquisition of this property, we issued 125,677 OP Units, constituting an aggregate fair value of approximately $1.5 million as of the acquisition date. We incurred approximately $8,235 of legal costs in connection with the issuance of these OP Units.

(5)
As partial consideration for the acquisition of this property, we issued 343,750 OP Units, constituting an aggregate fair value of approximately $3.9 million as of the acquisition date. We incurred approximately $21,732 of legal costs in connection with the issuance of these OP Units.

(6)	Lease also provides for a variable rent component based on the gross crop revenues earned on the property. The figure above represents only the minimum cash rents guaranteed under the lease.
Existing Properties
Since July 1, 2016, the following significant events occurred with regard to our already-existing properties:

•	Espinosa Road:

◦
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

◦
On August 25, 2016, we renewed the lease with the tenant occupying Espinosa Road, which was originally set to expire on October 31, 2016. The lease was renewed for an additional four years, through October 31, 2020, with annualized, straight-line rental income of $997,017, representing 28.1% increase over that of the previous lease. In connection with the renewal, we also assumed responsibility for the property taxes on Espinosa Road, which were the tenant's responsibility under the old lease. Factoring in the additional property tax expense with the increased rental rate, the expected overall increase in annualized net income from the property over the term of the new lease is expected to be 9.0% higher than that under the old lease.
Colding Loop. On July 15, 2016, we terminated the lease with the tenant occupying Colding Loop and subsequently entered into a new lease with a new tenant to occupy the property on August 5, 2016. The new lease is scheduled to expire on August 4, 2017, and provides for minimum rental payments of $72,400 over its term. In connection with the early termination of the previous lease, we wrote off $20,697 and $84,600 of deferred rent asset balances to bad debt expense during the three and nine months ended September 30, 2016, respectively. In addition, during the three months ended September 30, 2016, we expensed $8,635 of unamortized leasing costs associated with the previous lease.
Financing Activity
MetLife Facility
On October 5, 2016, we closed on an amendment to our credit facility with Metropolitan Life Insurance Company (“MetLife”), which previously consisted of a $100.0 million long-term note payable (the "2015 MetLife Term Note") and a $25.0 million revolving equity line of credit (the "2015 MetLife Line of Credit" and, together with the 2015 MetLife Term Note, the "MetLife Facility"). Pursuant to the amendment, the MetLife Facility now consists of the 2015 MetLife Term Note, the 2015 MetLife Line of Credit, a $50.0 million long-term note payable (the "2016 MetLife Term Note") and a $25.0 million revolving equity line of credit (the "2016 MetLife Line of Credit"). Simultaneous with the closing of the amendment, we drew approximately $21.6 million under the 2016 MetLife Term Note, with $21.0 million of the proceeds being used to repay the balance previously outstanding under the 2015 MetLife Line of Credit.
The 2016 MetLife Term Note is scheduled to mature on January 5, 2029, and bears interest at a fixed rate of 3.16% per annum (which rate is fixed until January 5, 2027), plus an unused fee of 0.20% on undrawn amounts. The 2016 MetLife Line of Credit is scheduled to mature on April 5, 2024, and bears interest at a variable rate equal to the three-month LIBOR plus a spread of 2.25%, with a minimum annualized rate of 2.50%, plus an unused fee of 0.20% on undrawn amounts.
Among other changes, the amendment to the MetLife Facility:

•	increased the overall loan-to-value ratio on the underlying properties pledged as collateral under the MetLife Facility from 58% to 60%;

•	reduced the blended interest rate on all previously-disbursed amounts under the 2015 MetLife Term Note by 19 basis points, from 3.35% to 3.16%;

•	extended the fixed-rate term of the 2015 MetLife Term Note by 76 months, through January 5, 2027; and

•	extended the draw period under the 2015 MetLife Term Note by one year, through December 31, 2018.
All other material items of the MetLife Facility remained unchanged.
In addition, we updated the appraisals of certain properties that serve as collateral under the MetLife Facility, which resulted in increased overall valuations, and pledged three additional properties as collateral under the facility. In conjunction with the increase in the loan-to-value ratio on the underlying collateral, these events increased our overall availability under the MetLife Facility by approximately $28.3 million.
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
On July 1, 2016, in connection with the acquisition of Orange Avenue, we closed on a loan from Farm Credit CFL for approximately $3.1 million. Terms of this note are summarized in the following table:

Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms(1)
7/1/2016	$3,120,000	6/1/2023	36 years	3.78% fixed throughout term

(1)	Rate represents the stated interest rate, before interest patronage.
Farm Credit West

On October 13, 2016, in connection with the acquisition of Central Avenue, we closed on a loan from Farm Credit West, FLCA ("Farm Credit West"), for approximately $3.9 million. Terms of this note are summarized in the following table:

Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms(1)
10/13/2016	$3,900,000	11/1/2041	26 years	3.94% fixed through 9/30/2026, variable thereafter

(1)	Rate represents the stated interest rate, before interest patronage.
Farmer Mac
Pursuant to a bond purchase agreement we entered into with Federal Agricultural Mortgage Corporation ("Farmer Mac") and Farmer Mac Mortgage Securities Corporation, a wholly-owned subsidiary of Farmer Mac, for a secured note purchase facility that provides for bond issuances up to an aggregate principal amount of $125.0 million (the "Farmer Mac Facility"), we issued one bond on August 22, 2016, in connection with the acquisition of Lithia Road on August 11, 2016. The terms of the bond issuance are summarized in the following table:

Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms(1)
8/22/2016	$1,020,000	8/22/2023	None	2.87% fixed throughout term
Term Preferred Stock
On August 17, 2016, we completed a public offering of 6.375% Series A Cumulative Term Preferred Stock, par value $0.001 per share (the "Term Preferred Stock"), at a public offering price of $25.00 per share. As a result of this offering, including the exercise of the underwriters' over-allotment option, we issued a total of 1,150,000 shares of the Term Preferred Stock for gross proceeds of approximately $28.8 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $27.6 million. These proceeds were used to repay existing indebtedness, to fund new property acquisitions and for other general corporate purposes. The Term Preferred Stock is traded under the ticker symbol, "LANDP," on the NASDAQ Global Market. The Term Preferred Stock is not convertible into our common stock or any other securities.
Generally, we may not redeem shares of the Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. On or after September 30, 2018, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to but excluding the date of redemption. The shares of the Term Preferred have a mandatory redemption date of September 30, 2021. We incurred approximately $1.2 million in total offering costs related to this issuance, which have been recorded net of the Term Preferred Stock as presented on the Condensed Consolidated Balance Sheet, and we will amortize these costs over the redemption period, which ends on September 30, 2021.
During the three and nine months ended September 30, 2016, we paid aggregate distributions on our Term Preferred Stock of $218,919, or approximately $0.19 per share.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock up to $30.0 million (the “ATM Program”). During the nine months ended September 30, 2016, we issued and sold 31,934 shares of our common stock at an average sales price of $11.29 per share under the ATM Program for gross proceeds of $360,472 and net proceeds of $355,057. To date, we have sold 64,561 shares of our common stock at an average sales price of $10.23 per share under the ATM Program for gross proceeds of $660,176 and net proceeds of $650,266.

Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our original portfolio of 12 farms leased to 7 different, unrelated tenants to a current portfolio of 57 farms leased to 40 different, unrelated tenants. While our focus remains in farmland suitable for growing fresh produce annual row crops, such as berries and vegetables, we have also begun to diversify our portfolio into farmland suitable for other crop types, including permanent crops, consisting primarily of almonds, pistachios and blueberries, and certain commodity crops, consisting primarily of corn and beans. The following table summarizes the different sources of revenues for our properties with leases in place as of and for the nine months ended September 30, 2016 and 2015:

									Annualized GAAP
	As of and For the				As of and For the				Rental Revenue as of
	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015				September 30, 2016
Revenue Source	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Rental Revenue	% of Total Revenue
Annual row crops – fresh produce(1)	9,768	34.9%	$8,302,989	67.0%	7,104	59.4%	$6,729,753	79.3%	$11,786,062	60.9%
Annual row crops – commodity crops(2)	14,132	50.6%	1,205,774	9.8%	3,570	29.9%	398,472	4.7%	2,009,133	10.4%
Subtotal – Total annual row crops	23,900	85.5%	9,508,763	76.8%	10,674	89.3%	7,128,225	84.0%	13,795,195	71.3%
Permanent crops(3)	4,058	14.5%	1,587,471	12.8%	1,284	10.7%	488,161	5.8%	3,688,099	19.1%
Subtotal – Total crops	27,958	100.0%	11,096,234	89.6%	11,958	100.0%	7,616,386	89.8%	17,483,294	90.4%
Facilities and other(4)	—	—	1,292,069	10.4%	—	—	866,637	10.2%	1,855,535	9.6%
Total	27,958	100.0%	$12,388,303	100.0%	11,958	100.0%	$8,483,023	100.0%	$19,338,829	100.0%

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

Our acquisition of 45 farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations of our properties with leases in place as of and for the nine months ended September 30, 2016 and 2015:

									Annualized GAAP
	As of and For the				As of and For the				Rental Revenue as of
	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015				September 30, 2016(1)
State	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
California	6,516	19.3%	$6,986,099	56.4%	3,576	24.0%	$5,652,357	66.6%	$11,072,700	57.3%
Florida	5,567	16.5%	2,407,893	19.4%	4,401	29.6%	1,458,433	17.2%	3,542,938	18.3%
Colorado	13,575	40.1%	951,285	7.7%	—	—	—	—	1,974,348	10.2%
Oregon	2,313	6.8%	877,547	7.1%	2,313	15.6%	876,244	10.3%	1,177,363	6.1%
Arizona	3,000	8.9%	543,642	4.4%	1,761	11.8%	243,953	2.9%	742,363	3.8%
Nebraska	2,559	7.6%	434,722	3.5%	2,559	17.2%	67,000	0.8%	579,630	3.0%
Michigan	270	0.8%	187,115	1.5%	270	1.8%	185,036	2.2%	249,487	1.3%
	33,800	100.0%	$12,388,303	100.0%	14,880	100.0%	$8,483,023	100.0%	$19,338,829	100.0%

(1)
Annualized GAAP rental revenue is based on the minimum rental payments required per the leases in place as of September 30, 2016, and includes the amortization of any above-market lease values or accretion of any below-market lease values, deferred revenue and tenant improvements.

Our Adviser and Administrator
We are externally managed pursuant to a contractual investment advisory arrangement (the “Advisory Agreement”) with our Adviser, under which our Adviser directly employs certain of our personnel and pays their payroll, benefits and general expenses directly, and our Administrator provides administrative services to us pursuant to a separate administration agreement with our Administrator (the “Administration Agreement”). Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. In addition, two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of each of our Adviser and Administrator. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president. A summary of each of these agreements is provided in Note 4 to our consolidated financial statements in our 2015 Form 10-K. There were no material changes to either of these agreements during the nine months ended September 30, 2016.
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our 2015 Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2016.
RESULTS OF OPERATIONS
A comparison of our operating results for the three and nine months ended September 30, 2016 and 2015 is below:

	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
Operating revenues:
Rental revenues	$4,467,217	$3,080,240	$1,386,977	45.0%
Tenant recovery revenue	1,957	3,313	(1,356)	(40.9)%
Total operating revenues	4,469,174	3,083,553	1,385,621	44.9%
Operating expenses:
Depreciation and amortization	1,431,846	809,445	622,401	76.9%
Property operating expenses	160,913	191,739	(30,826)	(16.1)%
Acquisition-related expenses	122,841	62,190	60,651	97.5%
Management and incentive fees, net of fee credits	407,622	356,871	50,751	14.2%
Administration fee	183,605	180,722	2,883	1.6%
General and administrative	356,513	314,933	41,580	13.2%
Total operating expenses	2,663,340	1,915,900	747,440	39.0%
Operating income	1,805,834	1,167,653	638,181	54.7%
Other income (expense)
Other income	2,354	26,688	(24,334)	(91.2)%
Interest expense	(1,554,668)	(1,064,369)	(490,299)	46.1%
Distributions attributable to mandatorily redeemable preferred stock	(218,919)	—	(218,919)	NM
Property and casualty recovery, net	—	76,423	(76,423)	(100.0)%
Total other expense	(1,771,233)	(961,258)	(809,975)	84.3%
Net income	34,601	206,395	(171,794)	(83.2)%
Less net income attributable to non-controlling interests	(2,718)	—	(2,718)	NM
Net income attributable to the Company	$31,883	$206,395	$(174,512)	(84.6)%
NM = Not Meaningful

	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Operating revenues:
Rental revenues	$12,388,303	$8,483,023	$3,905,280	46.0%
Tenant recovery revenue	7,989	10,108	(2,119)	(21.0)%
Total operating revenues	12,396,292	8,493,131	3,903,161	46.0%
Operating expenses:
Depreciation and amortization	3,743,529	2,312,880	1,430,649	61.9%
Property operating expenses	499,694	553,909	(54,215)	(9.8)%
Acquisition-related expenses	242,713	410,887	(168,174)	(40.9)%
Management and incentive fees, net of fee credits	1,339,239	660,106	679,133	102.9%
Administration fee	574,842	489,510	85,332	17.4%
General and administrative	1,196,204	1,049,001	147,203	14.0%
Total operating expenses	7,596,221	5,476,293	2,119,928	38.7%
Operating income	4,800,071	3,016,838	1,783,233	59.1%
Other income (expense)
Other income	105,638	47,711	57,927	121.4%
Interest expense	(4,296,336)	(2,961,100)	(1,335,236)	45.1%
Distributions attributable to mandatorily redeemable preferred stock	(218,919)	—	(218,919)	NM
Property and casualty recovery, net	—	97,232	(97,232)	(100.0)%
Total other expense	(4,409,617)	(2,816,157)	(1,593,460)	56.6%
Net income	390,454	200,681	189,773	94.6%
Less net income attributable to non-controlling interests	(16,342)	—	(16,342)	NM
Net income attributable to the Company	$374,112	$200,681	$173,431	86.4%
NM = Not Meaningful

For the purposes of the following discussions on certain operating revenues and expenses, with regard to each of the comparisons between the three months ended September 30, 2016 versus 2015 and the nine months ended September 30, 2016 versus 2015:

•	Same-property basis represents properties that were owned as of June 30, 2015, and December 31, 2014, respectively, and were not vacant at any point during either period presented.

•	Properties acquired during the prior-year periods are properties acquired during the three months ended September 30, 2015, and the nine months ended September 30, 2015, respectively.

•	Properties acquired subsequent to prior-year period are properties acquired subsequent to September 30, 2015;

•	Properties with vacancy represent properties that were vacant at any point during either period. We had one property that was vacant for a portion of the three months ended September 30, 2016.
Operating Revenues
Same-property Analysis

Rental Revenues	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Same-property basis	$3,124,431	$2,917,460	$206,970	7.1%	$7,668,354	$7,301,997	$366,356	5.0%
Properties acquired during prior-year periods	418,956	131,430	287,525	218.8%	2,748,001	1,086,976	1,661,025	152.8%
Properties acquired subsequent to prior-year periods	912,542	—	912,542	NM	1,903,533	—	1,903,533	NM
Properties with vacancy	11,288	31,350	(20,062)	(64.0)%	68,415	94,050	(25,635)	(27.3)%
	$4,467,217	$3,080,240	$1,386,975	45.0%	$12,388,303	$8,483,023	$3,905,279	46.0%

NM = Not Meaningful

Rental revenues on a same-property basis increased for both the three and nine months ended September 30, 2016, as compared to the respective prior-year periods, primarily due to our ability to renew existing leases at higher rates and earn additional revenue on capital improvements constructed on certain properties. Rental revenues from acquired properties increased for both the three and nine months ended September 30, 2016, as compared to the respective prior-year periods, due to the additional revenues recorded from owning the 5 and 9 new farms we acquired during the three and nine months ended September 30, 2015, respectively, for the full three- and nine-month periods in 2016, coupled with the additional revenues earned from the 15 new farms we acquired subsequent to September 30, 2015 (through September 30, 2016). Rental revenues from properties with vacancy decreased for both the three and nine months ended September 30, 2016, as compared to the respective prior-year periods, due to one property that was vacant during a portion of the three months ended September 30, 2016. The previous lease on this property was terminated early, and we entered into a new, one-year lease agreement with a new tenant at a lower rental rate than the previous lease. While we expect to be able to renew the new lease on the property at an increase to the current rental rate upon its expiration, there can be no assurance that we will be able to renew the lease at a rate favorable to us, if at all, or be able to find a replacement tenant, if necessary.
Other Operating Revenues
Tenant recovery revenue represents real estate taxes and insurance premiums paid on certain of our properties that, per the leases, are required to be reimbursed by the tenant. Corresponding amounts were also recorded as property operating expenses during the respective periods.
Operating Expenses
Same-property Analysis

Depreciation and amortization:	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Same-property basis	$766,284	$755,668	$10,616	1.4%	$1,659,578	$1,782,711	$(123,133)	(6.9)%
Properties acquired during prior-year periods	119,008	25,574	93,434	365.3%	841,410	445,759	395,651	88.8%
Properties acquired subsequent to prior-year periods	510,654	—	510,654	NM	1,150,234	—	1,150,234	NM
Properties with vacancy	35,900	28,203	7,697	27.3%	92,307	84,410	7,896	9.4%
	$1,431,846	$809,445	$622,401	76.9%	$3,743,529	$2,312,880	$1,430,648	61.9%
NM = Not Meaningful
Depreciation and amortization expense on a same-property basis increased for the three months ended September 30, 2016, as compared to the respective prior-year period, primarily due to additional depreciation on site improvements completed on certain properties subsequent to September 30, 2015, and decreased for the nine months ended September 30, 2016, as compared to the respective prior-year period, primarily as a result of certain lease intangible amortization periods expiring subsequent to September 30, 2015. Depreciation and amortization expenses from acquired properties increased for both the three and nine months ended September 30, 2016, as compared to the respective prior-year periods, due to the additional depreciation and amortization expense recorded from owning the 5 and 9 new farms we acquired during the three and nine months ended September 30, 2015, respectively, for the full three- and nine-month periods in 2016, coupled with the additional depreciation and amortization expense incurred on the 15 new farms we acquired subsequent to September 30, 2015 (through September 30, 2016). Depreciation and amortization expense on properties with vacancy increased for both the three and nine months ended September 30, 2016, as compared to the respective prior-year periods, primarily due to the write-off of approximately $9,000 of unamortized leasing costs during the three months ended September 30, 2016, as a result of an early lease termination.

Property operating expenses:	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Same-property basis	$142,381	$188,856	$(46,475)	(24.6)%	$406,227	$526,317	$(120,090)	(22.8)%
Properties acquired subsequent to prior-year periods	15,255	—	15,255	NM	26,122	—	26,121	NM
Properties acquired during prior-year periods	—	—	—	NM	59,167	20,336	38,831	190.9%
Properties with vacancy	3,277	2,883	394	13.7%	8,178	7,256	923	12.7%
	$160,913	$191,739	$(30,826)	(16.1)%	$499,694	$553,909	$(54,215)	(9.8)%
NM = Not Meaningful
Property operating expenses consist primarily of real estate taxes, insurance expense and other overhead expenses paid for certain of our properties. Property operating expenses on a same-property basis decreased for both the three and nine months ended September 30, 2016, as compared to the respective prior-year periods, primarily due to a decrease in aggregate property tax expense on those properties, as two partial-net leases converted to pure, triple-net leases during the three months ended December 31, 2015, and, beginning in 2016, certain other properties were entered into land conservation contracts under the California Land Conservation Act, restricting the land to agricultural use and reducing the property tax assessments on those properties. Property operating expenses on acquired properties increased for both the three and nine months ended September 30, 2016, as compared to the respective prior-year periods, primarily due to additional property taxes owed on certain of the new farms we acquired during the three and nine months ended September 30, 2015, and subsequent to September 30, 2015. On our overall portfolio, for the three and nine months ended September 30, 2016, we accrued approximately $111,000 and $355,000, respectively, of aggregate real estate taxes related to certain of our farms, which included the recognition of certain prior-period supplemental taxes as a result of stepped-up tax assessments of those properties after our acquisitions of them, as compared to approximately $153,000 and $438,000 during the respective prior-year periods.
Other Operating Expenses
Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses.  Acquisition-related expenses increased for the three months ended September 30, 2016, as compared to the prior-year period, primarily due to the differences in accounting treatment (i.e., as an asset acquisition under ASC 360 versus a business combination under ASC 805) of such expenses incurred in connection with the properties acquired during each of the respective periods, as well as due to acquiring farms in larger transaction sizes during the current-year period. During the three months ended September 30, 2016, we acquired three new farms that qualified as business combinations under ASC 805 for an aggregate purchase price of approximately $28.9 million, as compared to two farms for approximately $11.0 million in the prior-year period. Acquisition-related expenses decreased for the nine months ended September 30, 2016, as compared to the prior-year period, primarily due to additional state document stamp taxes on deed transfers incurred in connection with the acquisition of certain properties during the prior-year period.
The aggregate net fees to our Adviser, including both the management and incentive fees, increased for both the three and nine months ended September 30, 2016, as compared to the respective prior-year periods. For the three and nine months ended September 30, 2016, the gross management fee increased by approximately $29,000 and $177,000, respectively, primarily due to additional common equity raised over the prior 12 months. Since September 30, 2015, we have raised approximately $8.1 million of net proceeds from follow-on common stock offerings, increasing the base (the book value of our common stockholders' equity) on which the management fee is calculated. In addition, on a net basis, the net management fee increased for the nine months ended September 30, 2016, as compared to the prior-year period, as a result of a finder's fee of approximately $321,000 earned by our Adviser in connection with one of our acquisitions during the three months ended March 31, 2015, which the Adviser applied as a credit to the management fee for the three months ended March 31, 2015. Our Adviser also earned an incentive fee of approximately $22,000 and $181,000 during the three and nine months ended September 30, 2016, due to our pre-incentive fee funds from operations exceeding the required hurdle rate of our total stockholders' equity at the end of the quarter, as stipulated in our Advisory Agreement. The increase in our pre-incentive fee funds from operations was primarily due to an increase in rental revenues earned on properties acquired during and subsequent to the nine months ended September 30, 2015, coupled with a decrease in operating expenses other than depreciation and amortization expense. No incentive fee was earned in either prior-year period.
The administration fee paid to our Administrator remained relatively flat for the three months ended September 30, 2016, and increased for the nine months ended September 30, 2016, as compared to the respective prior-year periods. The increase for the nine months ended September 30, 2016, was primarily due to higher overall costs incurred by our Administrator and us using a higher share of our Administrator’s resources in relation to those used by other funds serviced by our Administrator during the three months ended March 31, 2016.

General and administrative expenses increased for both the three and nine months ended September 30, 2016, as compared to the respective prior-year periods, primarily as a result of additional legal costs incurred related to obtaining certain permits on one of our California properties and completing the CalTrans Settlement on Espinosa Road, increased accounting fees related to a higher volume of acquisitions during the current-year periods, additional costs associated with updating the valuations of certain of our farms and additional advertising and marketing expenses incurred during the current-year periods. These increases were partially offset by lower overhead insurance expense. In addition, during the three and nine months ended September 30, 2016, we wrote off approximately $21,000 and $85,000, respectively, of deferred rent asset balances related to a lease on one of our properties that was terminated prior to its expiration and subsequently re-leased to a new tenant.
Other Income (Expense)
Other income, which consists primarily of interest earned on short-term investments, state income tax refunds and interest patronage received from Farm Credit CFL, decreased for the three months ended September 30, 2016, primarily due to state income tax refunds from prior years that were received during the three month ended September 30, 2015, and increased for the nine months ended September 30, 2016, primarily due to additional interest patronage received from Farm Credit CFL. During the three months ended March 31, 2016, we received approximately $94,000 from Farm Credit CFL of interest patronage related to interest accrued during 2015, compared to $15,000 of interest patronage received during the prior-year period. The receipt of this interest patronage resulted in a 16.1% decrease in our effective interest rate on our aggregate borrowings from Farm Credit CFL during the year ended December 31, 2015.
Interest expense increased for both the three and nine months ended September 30, 2016, as compared to the respective prior-year periods, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings for the three and nine months ended September 30, 2016, was approximately $181.1 million and $179.9 million, respectively, as compared to $121.2 million and $109.8 million, respectively, for the respective prior-year periods. Including interest patronage received on our Farm Credit CFL borrowings, the overall effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, was 3.3% and 3.0% for the three and nine months ended September 30, 2016, respectively, as compared to 3.4% and 3.5% for the respective prior-year periods.
During both the three and nine months ended September 30, 2016, we paid aggregate distributions on our Term Preferred Stock, which distributions are treated as a component of interest expense, of approximately $219,000. There was no Term Preferred Stock outstanding during 2015.
During the nine months ended September 30, 2015, we received additional insurance proceeds as a result of a fire on one of our properties in California. This claim was closed during the three months ended September 30, 2015.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Since our IPO in January 2013, we have invested approximately $271.8 million into 45 new farms, and we have expended or accrued an additional $15.5 million for capital improvements on existing properties. Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings, including the undrawn commitments available under the MetLife Facility and the Farmer Mac Facility, and issuances of additional equity securities. Our current available liquidity is approximately $30.7 million, consisting of $3.0 million in cash and, based on the current level of collateral pledged, $27.7 million of availability under the MetLife Facility, subject to compliance with covenants.
As of September 30, 2016, our total-debt-to-total-capitalization ratio (including our Term Preferred Stock as debt), at book value, was 71.6%, which is up from 64.7% as of December 31, 2015. However, using the fair value basis of our farmland portfolio, our total-debt-to-total capitalization ratio (including our Term Preferred Stock as debt) as of September 30, 2016, was 58.9%, which is up from 50.2% as of December 31, 2015 (see “Non-GAAP Financial Information—Net Asset Value” below for an explanation of our fair value process). We are currently exploring additional options for further access to capital.
Future Capital Needs
Our short- and long-term liquidity requirements consist primarily of making distributions to stockholders (including non-controlling OP Unitholders) to maintain our qualification as a REIT, funding our general operating costs, making principal and interest payments on outstanding borrowings, making dividend payments on our Term Preferred Stock and funding new farmland acquisitions and other investments consistent with our investment strategy. We intend to use a significant portion of our available liquidity to purchase additional farms and farm-related properties. Our pipeline of potential acquisitions remains healthy, as we continue to actively seek and evaluate acquisitions of additional farms that satisfy our investment criteria. We currently have one property under a signed purchase and sale agreement for a proposed purchase price of approximately $13.1 million, which we expect to be consummated during the three months ending December 31, 2016, and we have properties constituting an aggregate proposed purchase price of approximately $54.0 million under signed, non-binding letters of intent that we expect to be consummated during the three months ending March 31, 2017. We currently have the capital required to complete these transactions for the proposed purchase price amounts, a portion of which is expected to be paid in OP Units. We also have many other properties that are in various other stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
We believe that our current and short-term cash resources will be sufficient to fund our distributions to stockholders (including non-controlling OP Unitholders), service our debt, pay dividends on our Term Preferred Stock and fund our current operating costs in the near term. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including OP Units through our Operating Partnership as consideration for future acquisitions), long-term mortgage indebtedness and bond issuances and other secured and unsecured borrowings.
Cash Flow Resources
The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net change in cash from:
Operating activities	$7,211,880	$4,303,508	$2,908,372	67.6%
Investing activities	(79,760,788)	(68,600,005)	(11,160,783)	16.3%
Financing activities	72,413,238	64,378,605	8,034,633	12.5%
Net change in Cash and cash equivalents	$(135,670)	$82,108	$(217,778)	(265.2)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator and other corporate-level expenses. The increase in cash provided by operating activities during the nine months ended September 30, 2016, as compared to the prior-year period, was primarily due to additional rental payments received from farms we have acquired during the past 12 months, particularly prepaid rent received on the 13 farms acquired during the nine months ended September 30, 2016. This increase was partially offset by increases in certain operating expenses as a result of increased acquisition activity, as well as an increase in cash paid for interest due to increased borrowings and distributions paid on our Term Preferred Stock (which distributions are treated as a component of interest expense) during the nine months ended September 30, 2016.
Investing Activities
The increase in cash used in investing activities during the nine months ended September 30, 2016, as compared to the prior-year period, was primarily due to additional capital improvements made on existing properties, as well as an increase in the cash paid for acquisitions of new farms during the nine months ended September 30, 2016, which, in aggregate, exceeded that of the prior-year period by approximately $12.0 million.
Financing Activities
The increase in cash provided by financing activities during the nine months ended September 30, 2016, as compared to the prior-year period, was due to the $27.6 million of net proceeds received from the issuance of our Term Preferred Stock. This increase was partially offset by the following: (i) during the nine months ended September 30, 2015, we received approximately $13.8 million of net proceeds from a public offering of our common stock; (ii) net borrowings for the nine months ended September 30, 2016, was approximately $4.9 million less than that during the prior-year period; and (iii) distributions paid on our common stock and OP Units held outside of the Company during the nine months ended September 30, 2016, exceeded that of the prior year by approximately $1.0 million, primarily due to an increased distribution run rate declared by our Board of Directors, as well as additional OP Units being issued as partial consideration in connection with certain properties we acquired during the nine months ended September 30, 2016.

Debt Capital
MetLife Facility
As amended on October 5, 2016, in aggregate, the MetLife Facility consists of $150.0 million of term notes and $50.0 million of revolving equity lines of credit. In aggregate, we currently have approximately $107.5 million outstanding under the term notes that bear interest at a fixed rate of 3.16% per annum (which rate is fixed until January 5, 2027) and approximately $4.2 million outstanding under the lines of credit that bear interest at a variable rate of 3.11%. While approximately $86.8 million of the full commitment amount under the MetLife Facility remains undrawn, based on the current level of collateral pledged, we currently have approximately $27.7 million of availability under the facility.
Farm Credit Notes Payable
Farm Credit CFL Notes Payable
Since September 19, 2014, we have closed on nine separate loans with Farm Credit CFL for an aggregate amount of approximately $25.3 million (the "Farm Credit CFL Notes Payable"). We currently have approximately $23.9 million outstanding under the Farm Credit CFL Notes Payable that bear interest at an expected weighted-average effective rate (net of expected interest patronage) of 2.92% and have a weighted-average maturity date of March 2030. While we do not currently have any additional availability under our program with Farm Credit CFL based on the properties currently pledged as collateral, we may enter into additional borrowing agreements with Farm Credit CFL in connection with certain potential new acquisitions.
Farm Credit West Note Payable
Since April 4, 2016, we have closed on two separate loans with Farm Credit West for an aggregate amount of approximately $13.2 million (the "Farm Credit West Notes Payable"). We currently have approximately $13.1 million outstanding under the Farm Credit West Notes Payable that bear interest at an expected weighted-average effective interest rate (net of expected interest patronage) of 2.91% and have a weighted-average maturity date of February 2041. While we do not currently have any additional availability under our program with Farm Credit West based on the property currently pledged as collateral, we expect to enter into additional borrowing agreements with Farm Credit West in connection with certain potential new acquisitions.
Farmer Mac Facility
As amended on June 16, 2016, our agreement with Farmer Mac provides for bond issuances up to an aggregate amount of $125.0 million. To date, we have issued aggregate bonds of approximately $50.3 million under the facility, and we currently have $49.7 million outstanding that bear interest at a weighted-average interest rate of 2.94% and have a weighted-average maturity date of October 2020. While approximately $74.7 million of the full commitment balance remains undrawn, we currently have no additional availability under the Farmer Mac Facility based on the current level of collateral pledged. However, we expect to pledge certain potential new property acquisitions as collateral under the Farmer Mac Facility to utilize some or all of this remaining commitment balance. If we have not issued bonds such that the aggregate bond issuances total $125.0 million by December 11, 2018, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility.
Term Preferred Stock
On August 17, 2016, we raised $27.6 million in net proceeds through the issuance of 1,150,000 shares of our Term Preferred Stock. These proceeds were used to repay existing indebtedness, fund new property acquisitions and for other general corporate purposes, and all proceeds from this issuance have been exhausted.
Equity Capital
Including approximately $29.3 million reserved for issuance under our ATM Program, we currently have the ability to raise up to $247.6 million of additional equity capital through the sale and issuance of securities that are registered under our registration statement on Form S-3 (File No. 333-194539) in one or more future offerings. However, in the future, we may be limited in the amount of securities we may sell on Form S-3 should the market value of our common stock held by non-affiliates decrease below $75.0 million, as has been the case at certain times during the past 12 months. As we are currently above the $75.0 million threshold, this limitation will not impact us until the next measurement period, which will be when we file our 2016 Annual Report on Form 10-K. However, there can be no assurance that we will be above the $75.0 million threshold at that time.

In addition, we have the ability to, and may in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any material off-balance sheet arrangements.
NON-GAAP FINANCIAL INFORMATION
Funds from Operations, Core Funds from Operations and Adjusted Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) developed funds from operations (“FFO”) as a relative non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We further present core FFO (“CFFO”) and adjusted FFO (“AFFO”) as additional non-GAAP financial measures, as we believe both CFFO and AFFO improve comparability on a period-over-period basis and are more useful supplemental metrics for investors to use in assessing our operational performance on a more sustainable basis than FFO. We believe that net income is the most directly-comparable GAAP measure to each of FFO, CFFO and AFFO.
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

•
Amortization of deferred financing costs. The amortization of costs incurred to obtain financing is excluded from AFFO, as it is a non-cash expense item that is not directly related to the performance of our properties.

The following table provides a reconciliation of our FFO, CFFO and AFFO for the three and nine months ended September 30, 2016 and 2015 to the most directly-comparable GAAP measure, net income (loss), and a computation of diluted FFO, CFFO and AFFO per share, computed using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding during the respective periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$34,601	$206,395	$390,454	$200,681
Plus: Real estate and intangible depreciation and amortization	1,431,846	809,445	3,743,529	2,312,880
FFO available to common stockholders and OP Unit holders	1,466,447	1,015,840	4,133,983	2,513,561
Plus: Acquisition-related expenses	122,841	62,190	242,713	410,887
Plus: Acquisition-related accounting fees	50,500	17,740	77,900	66,490
(Minus) plus: Other one-time (receipts) charges, net(1)	—	(76,423)	—	(408,172)
CFFO available to common stockholders and OP Unit holders	1,639,788	1,019,347	4,454,596	2,582,766
Net adjustment for cash rents	(146,192)	(119,056)	(315,555)	(374,101)
Plus: Amortization of deferred financing costs	65,584	30,263	135,310	74,191
AFFO available to common stockholders and OP Unit holders	$1,559,180	$930,554	$4,274,351	$2,282,856

Weighted-average common shares outstanding – basic and diluted	10,018,331	9,060,314	10,001,466	8,422,748
Weighted-average OP Units outstanding(2)	854,116	—	613,446	—
Weighted-average total shares outstanding	10,872,447	9,060,314	10,614,912	8,422,748

Diluted FFO per weighted-average total share	$0.13	$0.11	$0.39	$0.30
Diluted CFFO per weighted-average total share	$0.15	$0.11	$0.42	$0.31
Diluted AFFO per weighted-average total share	$0.14	$0.10	$0.40	$0.27

(1)
2015 adjustments consist of the removal of (i) a credit we received from our Advisor related to a new property acquisition during the three months ended March 31, 2015, (ii) repairs incurred as a result of a fire that were expensed during the three months ended March 31, 2015, and (iii) insurance proceeds received during the three and nine months ended September 30, 2015, as a result of the same fire.

(2)
Includes only OP Units held by third parties. As of September 30, 2016, there were 1,215,306 OP Units held by non-controlling limited partners, representing 10.8% of all OP Units issued and outstanding. There were no OP Units held by anyone other than the Company during 2015.

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
Diluted funds from operations (“Diluted FFO”), diluted core funds from operations (“Diluted CFFO”) and diluted adjusted funds from operations (“Diluted AFFO”) per share are FFO, CFFO and AFFO, respectively, divided by the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding on a fully-diluted basis during a period. We believe that diluted earnings per share is the most directly-comparable GAAP measure to each of Diluted FFO, CFFO and AFFO per share.
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

Various methodologies were used, both by the appraisers and in our internal valuations, to determine the fair value of our real estate on a fee simple, “As Is” basis, including the sales comparison, income capitalization (or a discounted cash flow analysis) and cost approaches of valuation. In performing their analyses, the appraisers (i) performed site visits to the properties, (ii) discussed each property with our Adviser and reviewed property-level information, including, but not limited to, property operating data, prior appraisals (as available), existing lease agreements, farm acreage, location, access to water and water rights, potential for future development and other property-level information, and (iii) reviewed information from a variety of sources about regional market conditions applicable to each of our properties, including, but not limited to, recent sale prices of comparable farmland, market rents for similar farmland, estimated marketing and exposure time, market capitalization rates and the current economic environment, among others. In performing our internal valuations, we will consider the most recent appraisal available and use similar methodologies in determining an updated fair value. We will also obtain updated market data related to the property, such as updated sales and market rent comparisons and market capitalization rates, and perform an updated assessment of the tenants’ credit risk profiles, among others. Sources of this data may come from market inputs from recent acquisitions of our own portfolio of real estate, recent appraisals of properties we own that are similar in nature and in the same region (as applicable) as the property being valued, market conditions and trends we observe in our due diligence process and conversations with appraisers, brokers and farmers.

A breakdown of the methodologies used to value our properties and the aggregate value as of September 30, 2016, determined by each method is shown in the table below:

	Number of	Total	Farm	Net Cost	Current		% of Total
Valuation Method	Farms	Acres	Acres	Basis(1)	Fair Value		Fair Value
Purchase Price	15	18,918	16,000	$90,240,505	$91,114,991		24.0%
Internal Valuation	14	6,131	4,563	59,808,030	65,985,000	(2)	17.4%
Third-party Appraisal(3)	27	8,751	7,395	158,689,447	222,884,000		58.6%
Total	56	33,800	27,958	$308,737,982	$379,983,991		100.0%

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by the Company that were associated with the properties, and adjusted for accumulated depreciation and amortization.

(2)
97.9% of this valuation, or approximately $64.6 million, is supported by values as determined by third-party appraisals performed between April 2014 and July 2015. The difference of $1.4 million represents the net appreciation of those properties since the time of such appraisals, as determined according to our Valuation Policy.

(3)	Appraisals performed between October 2015 and July 2016.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of September 30, 2016, include land values per farmable acre, market rental rates per farmable acre and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$4,630 – $105,000	$57,579	$4,655 – $100,000	$34,600
Market Rent (per farmable acre)	$260 – $4,864	$2,589	$274 – $4,500	$1,620
Market Capitalization Rate	2.52% – 5.50%	3.95%	3.58% – 5.25%	4.71%
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
Management believes that the purchase prices of the farms acquired during the previous 12 months, the most recent appraisals available for the farms acquired prior to the previous 12 months that were not valued internally and the farms that were valued internally during the previous 12 months fairly represent the current market values of the properties as of September 30, 2016, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended September 30, 2016, from the prior value basis as of December 31, 2015, is provided in the table below:

Total portfolio fair value as of June 30, 2016		$337,171,991
Plus: Acquisition of 9 new farms during the three months ended September 30, 2016		40,300,000
Plus net value appreciation (depreciation) during the three months ended September 30, 2016:
5 farms valued internally	$787,000
13 farms valued via third-party appraisals	1,725,000
Total net appreciation for the three months ended September 30, 2016		2,512,000
Total portfolio fair value as of September 30, 2016		$379,983,991
Management also determined fair values of all of its long-term borrowings. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of September 30, 2016, was approximately $170.1 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of $167.0 million. In addition, using the closing stock price as of September 30, 2016, the fair value of the Term Preferred stock was determined to be approximately $29.7 million, as compared to a carrying value (excluding unamortized related issuance costs) of $28.8 million.
Calculation of Estimated Net Asset Value
To provide our stockholders with an estimate of the fair value of our real estate assets, we intend to estimate the fair value of our farm properties, expressed in terms of net asset value (“NAV”), and provide that to our stockholders on a quarterly basis. NAV is a non-GAAP, supplemental measure of financial position of an equity REIT and is calculated as total equity, adjusted for the increase or decrease in fair value of our real estate assets and long-term borrowings (including any preferred stock required to be treated as debt for GAAP purposes) relative to their respective costs bases. Further, we calculate NAV per common share by dividing NAV by our total common shares outstanding (consisting of our common stock and OP Units held by non-controlling limited partners). A reconciliation of NAV to total equity, which the Company believes is the most directly-comparable GAAP measure, is provided below.
The fair values presented above and their usage in the calculation of net asset value per share presented below have been prepared by, and is the responsibility of, management. PricewaterhouseCoopers, LLP, has neither examined, compiled nor performed any procedures with respect to the fair values or the calculation of net asset value per common share, which utilizes information that is not disclosed within the financial statements, and, accordingly, does not express an opinion or any other form of assurance with respect thereto.

As of September 30, 2016, we estimate our NAV per common share to be $13.68, as detailed below:

Total equity per balance sheet		$86,545,055
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(308,737,982)
Plus: estimated fair value of real estate holdings(2)	379,983,991
Net fair value adjustment for real estate holdings		71,246,009
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	195,797,127
Less: fair value of aggregate long-term indebtedness(3)(4)	(199,780,193)
Net fair value adjustment for long-term indebtedness		(3,983,066)
Estimated NAV		$153,807,998
Common shares outstanding(5)		11,240,181
Estimated NAV per common share		$13.68

(1)	Per Net Cost Basis as presented in the table above.

(2)	Per Current Fair Value as presented in the table above.

(3)	Includes the principal balances outstanding of all long-term borrowings (consisting of mortgage notes and bonds payable) and the Term Preferred Stock.

(4)	Long-term mortgage notes and bonds payable were valued using a discounted cash flow model. The Term Preferred Stock was valued based on its closing stock price as of September 30, 2016.

(5)	Includes 1,215,306 OP Units held by non-controlling limited partners, representing 10.8% of all OP Units issued and outstanding.
A quarterly roll-forward in the estimated NAV per common share for the three months ended September 30, 2016, is provided below:

Estimated NAV per common share as of June 30, 2016		$13.68
Plus net income		—
Plus change in valuations:
Net change in unrealized appreciation of farmland portfolio(1)	$0.25
Net change in unrealized fair value of long-term indebtedness	(0.02)
Net change in valuations		0.23
Less distributions		(0.12)
Less dilutive effect of equity issuances(2)		(0.11)
Estimated NAV per common share as of September 30, 2016		$13.68

(1)
The net change in unrealized appreciation of farmland portfolio consists of three components: (i) an increase of $0.22 due to the net appreciation in value of 18 farms that were valued during the three months ended September 30, 2016, (ii) an increase of $0.13 due to the aggregate depreciation and amortization expense recorded during the three months ended September 30, 2016, and (iii) a decrease of $0.10 due to capital improvements made on certain properties that have not been considered in the determination of the respective properties’ estimated fair values.

(2)	Includes common shares issued under the ATM Program and OP Units issued in connection with the acquisition of new farms.

Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs, may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated the NAV per share as of September 30, 2016, to be $13.68 per the calculation above, the closing price of our common stock on September 30, 2016, was $10.59, and it has subsequently traded between $9.51 and $10.92 per share.
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
As of September 30, 2016, the fair value of our fixed-rate borrowings outstanding, which accounted for approximately 87.2% of our total indebtedness, at cost, as of September 30, 2016, was approximately $170.1 million. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. If market interest rates had been one percentage point lower or higher than those rates in place as of September 30, 2016, the fair value of our fixed-rate borrowings would have increased or decreased by approximately $6.6 million or $6.1 million, respectively.
There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended September 30, 2016, from that disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on February 23, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of the date of this Quarterly Report, third parties owned approximately 10.81215685% of the outstanding OP Units.  Following any contractual lock-up provisions, including the one-year mandatory holding period, a non-controlling limited partner of our Operating Partnership may require us to redeem the OP Units it holds for cash. At our election, we may satisfy the redemption through the issuance of shares of our common stock on a one-for-one basis. However, the limited partners’ redemption right may not be exercised if and to the extent that the delivery of the shares upon such exercise would result in any person violating the ownership and transfer restrictions set forth in our charter.  If a large number of OP Units were redeemed, it could result in the issuance of a large number of new shares of our common stock, which could dilute our existing stockholders’ ownership.  Alternatively, if we were to redeem a large number of OP Units for cash, we may be required to expend significant amounts to pay the redemption price, which may limit our funds necessary to make distributions on our common stock. Further, if we do not have sufficient cash on hand at the time the OP Units are tendered for redemption, we may be forced to sell additional shares of our common stock in order to raise cash, which could cause dilution to our existing stockholders and adversely affect the market price of our common stock.
Holders of our Term Preferred Stock and future holders of any securities ranking senior to our common stock have dividend and/or liquidation rights that are senior to the rights of the holders of our common stock. Additional issuances of securities senior to our common stock may negatively impact the value of our common stock and further restrict the ability of holders of our common stock to receive dividends and/or liquidation rights.
Our capital structure includes issuance of our Term Preferred Stock. In the future, we may attempt to increase our capital resources by making additional offerings of equity securities or issue debt securities. Upon liquidation, holders of our Term Preferred Stock and other preferred stock we may issue in the future, holders of our debt securities, if any, and lenders with respect to other borrowings, including our line of credit, would receive a distribution of our available assets in full prior to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our common stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us. Further, holders of our Term Preferred Stock rank senior in priority of dividend payments, which may restrict our ability to declare and pay dividends to our common stock holders at the current rate or at all.
We may not have sufficient earnings and profits in order for distributions on the Term Preferred Stock to be treated as dividends.

The dividends payable by us on the Term Preferred Stock may exceed our current and accumulated earnings and profits, as calculated for U.S. federal income tax purposes, at the time of payment. If that were to occur, it would result in the amount of dividends that exceed our earnings and profits being treated first as a return of capital to the extent of the holder’s adjusted tax basis in the Term Preferred Stock and then, to the extent of any excess over such adjusted tax basis, as capital gain.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
As partial consideration in connection with the acquisition of 7,384 acres of farmland in Baca County, Colorado, on September 1, 2016, the Operating Partnership issued 125,677 OP Units, constituting an aggregate fair value of approximately $1.5 million as of the acquisition date, subject to adjustment pursuant to the related contribution agreement, to the seller upon consummation of the transaction.
As partial consideration in connection with the acquisition of an aggregate 2,487 acres of real property located in Stanislaus and Merced Counties, California, on September 14, 2016, the Operating Partnership issued 343,750 OP Units, constituting an aggregate fair value of approximately $3.9 million as of the acquisition date, subject to adjustment pursuant to the related contribution agreement, to the seller upon consummation of the transaction.
With regard to the OP Units issued in connection with each of the transactions described above, following a one-year holding period, the OP Units will be redeemable for cash or, at the Company’s discretion, exchangeable for shares of the Company’s common stock, in accordance with the terms of the Operating Partnership’s partnership agreement.
The exchanges of the OP Units pursuant to the related contribution agreements were consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering. No sales commission or other consideration was paid in connection with either sale.
Issuer Purchases of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Unregistered Sales of Equity Securities
As partial consideration in connection with the acquisition of 7,384 acres of farmland in Baca County, Colorado, on September 1, 2016, the Operating Partnership issued 125,677 OP Units, constituting an aggregate fair value of approximately $1.5 million as of the acquisition date, subject to adjustment pursuant to the related contribution agreement, to the seller upon consummation of the transaction. Following a one-year holding period, the OP Units will be redeemable for cash or, at the Company’s discretion, exchangeable for shares of the Company’s common stock, in accordance with the terms of the Operating Partnership’s partnership agreement.
The exchange of the OP Units pursuant to the related contribution agreement was consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering. No sales commission or other consideration was paid in connection with such sale.
Financial Statements and Exhibits
Explanatory Note
Gladstone Land Corporation previously filed a Current Report on Form 8-K on September 19, 2016 (the “Original Form 8-K”), reporting the closing of its acquisition, through its wholly-owned operating partnership, Gladstone Land Limited Partnership (collectively, with Gladstone Land Corporation, the “Company”), of 2,487 total acres of real property located in Stanislaus and Merced Counties, California (the “Diego and Nevada Ranches”).

The following information is being filed solely for the purposes of amending the Original Form 8-K to provide the financial information related to such acquisition on September 14, 2016, as required by Item 9.01 of Form 8-K in accordance with Rule 3-14 and Article 11 of Regulation S-X, respectively.
Financial Statements and Exhibits.

(a)	Financial Statement of Businesses Acquired.

•	Report of Independent Auditors

•	Unaudited Historical Statement of Revenues for the Six Months Ended June 30, 2016, and Historical Statement of Revenues for the Year ended December 31, 2015

•	Notes to Historical Statements of Revenues

(b)	Unaudited Pro-forma Condensed Consolidated Financial Information.

•	Unaudited Pro-forma Condensed Consolidated Balance Sheet as of June 30, 2016

•	Unaudited Pro-forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 2015

•	Unaudited Pro-forma Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2016

•	Notes to Unaudited Pro-forma Condensed Consolidated Financial Statements

Report of Independent Auditors
To the Shareholders of Gladstone Land Corporation
We have audited the accompanying Historical Statement of Revenues (the “Historical Statement”) of the Diego and Nevada Ranches (the “Properties”) for the year ended December 31, 2015.
Management's Responsibility for the Financial Statement
Management of Gladstone Land Corporation (the “Company”) is responsible for the preparation and fair presentation of the Historical Statement in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of the Historical Statement that is free from material misstatement, whether due to fraud or error.
Auditor's Responsibility
Our responsibility is to express an opinion on the Historical Statement based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Historical Statement is free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the Historical Statement. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the Historical Statement, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the Historical Statement in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the Historical Statement. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the Historical Statement referred to above presents fairly, in all material respects, the revenues, as described in Note 2, of the Properties for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Other Matter
The accompanying Historical Statement was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission as described in Note 2 and is not intended to be a complete presentation of the Properties’ revenues. Our opinion is not modified with respect to this matter.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
November 14, 2016

Diego and Nevada Ranches
Historical Statements of Revenues

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
	(Unaudited)
OPERATING REVENUES:
Rental income	$578,427	$1,155,606
TOTAL OPERATING REVENUES	$578,427	$1,155,606

The accompanying notes are an integral part of this financial statement.

Diego and Nevada Ranches
Notes to Statements of Revenues
Note 1. Business
The accompanying historical statement of revenues relates to the operations of the Diego and Nevada Ranches (collectively, the “Property”), consisting of the revenue of 2,487 total acres of real property located in Stanislaus and Merced Counties, California. Gladstone Land Corporation, through its wholly-owned operating partnership, Gladstone Land Limited Partnership (the “Operating Partnership, and, collectively with Gladstone Land Corporation, the “Company”), acquired the Property from an unaffiliated party on September 14, 2016, for total consideration of (i) approximately $23.4 million in cash, and (ii) 343,750 units of limited partnership interests of the Operating Partnership (“OP Units”). The OP Units issued were valued at $11.21 per unit as of the acquisition date, resulting in total consideration paid for the Property of approximately $27.2 million, exclusive of closing costs, and subject to certain other credits and debits as set forth in the acquisition agreements.
Note 2. Summary of Significant Accounting Policies
The accompanying historical statements of revenues were prepared for the purpose of complying with Rule 3-14 of Regulation S-X, as promulgated by the Securities and Exchange Commission, in connection with the Company’s acquisition of the Property. The historical statements are not representative of the actual operations of the Property for the periods presented, nor indicative of future operations; however, the Company is not aware of any material factors relating to the Property that would cause the reported financial information to not be indicative of future operating results. In addition, certain expenses, primarily amortization and interest expense, which may not be comparable to the expenses expected to be incurred by the Company in future operations of the Property, have been excluded. Additionally, the Company’s lease with the tenant is structured in such a way that the tenant is responsible for substantially all of the Property’s operating expenses. The Company does not expect to incur any significant operating expenses in the future operations of the Property, so those expenses have been excluded from this historical statement.
Revenue Recognition
The lease is accounted for as an operating lease, and revenue is recognized on a straight-line basis in accordance with the terms of the related lease.
Use of Estimates
The preparation of this historical statement in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenue during the reporting period. Actual results may differ from these estimates.
Note 3. Leases
On August 7, 2012, the Property entered into two 7-year, triple-net lease agreements with a single tenant for the entire Property. Each lease is scheduled to expire on November 15, 2019, and includes three, 5-year extension options, followed by one, 3-year extension option.
As of December 31, 2015, aggregate future minimum rent payments to be received by the Property under the leases were as follows:

Minimum
Year	Lease Payments
2016	$1,162,600
2017	1,168,416
2018	1,168,416
2019	584,208
Thereafter	—
Total	$4,083,640
Major Tenant
During the year ended December 31, 2015, the Property’s total rental income of $1,155,606 was attributable to only one tenant.

Note 4. Unaudited Interim Statements
The historical statement of revenues for the six months ended June 30, 2016, is unaudited. As a result, this interim historical statement should be read in conjunction with the historical statement and notes included in the December 31, 2015, historical statement of revenues. The interim historical statement reflects all adjustments which management believes are necessary for the fair presentation of the historical statement of revenues for the interim period presented. These adjustments are of a normal recurring nature. The historical statement of revenues for such interim period is not necessarily indicative of the results of the entire year.
Note 5. Subsequent Events
The Company evaluated all events that have occurred subsequent to December 31, 2015, through November 14, 2016, the date the historical statement was issued.

GLADSTONE LAND CORPORATION
UNAUDITED PRO-FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On September 14, 2016, Gladstone Land Corporation, through its wholly-owned operating partnership, Gladstone Land Limited Partnership (the “Operating Partnership, and, collectively with Gladstone Land Corporation, the “Company”), acquired approximately 2,487 total acres of real property located in Stanislaus and Merced Counties, California (the “Property”), for total consideration of (i) approximately $23.4 million in cash, and (ii) 343,750 units of limited partnership interests of the Operating Partnership (“OP Units”). The OP Units issued were valued at $11.21 per unit as of the acquisition date, resulting in total consideration of approximately $27.2 million, exclusive of acquisition-related costs of approximately $104,000. The Company funded this acquisition by drawing $21.0 million on its line of credit with Metropolitan Life Insurance Company (“MetLife”) and by using approximately $2.4 million of proceeds from the issuance of its 6.375% Series A cumulative term preferred stock (the “Term Preferred Stock”), which issuance was completed in August 2016. In evaluating the Property as a potential acquisition and determining the appropriate amount of consideration to be paid, the Company considered a variety of factors, including location, water and soil quality, credit quality of the tenant, terms of the in-place lease, comparative land values, and comparative rents. At closing, the Company assumed the existing leases on the Property with a single tenant that has leased the Property for over four years. Each of the assumed leases expires on November 15, 2019, and includes three, 5-year extension options, followed by one, 3-year extension option. In aggregate, the leases provide for annualized, straight-line rents of approximately $1.2 million.
The pro-forma condensed consolidated balance sheet as of June 30, 2016, and the pro-forma condensed consolidated statements of operations for the year ended December 31, 2015, and the six months ended June 30, 2016, have been prepared to comply with Article 11 of Regulation S-X, as promulgated by the Securities and Exchange Commission. The pro-forma condensed consolidated balance sheet as of June 30, 2016, is presented as if the acquisition of the Property was completed on June 30, 2016. The pro-forma condensed consolidated statements of operations for the year ended December 31, 2015, and the six months ended June 30, 2016, are presented as if the acquisition of the Property was completed on January 1, 2015. The pro-forma condensed consolidated balance sheet as of June 30, 2016, and the pro-forma condensed consolidated statements of operations for the year ended December 31, 2015, and the six months ended June 30, 2016, are not necessarily indicative of what the actual financial position and operating results would have been had the Property acquired in the current year been acquired on June 30, 2016, and January 1, 2015, respectively, nor do they purport to represent the Company’s future financial position or operating results.
The unaudited pro-forma condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Gladstone Land Corporation and the accompanying notes thereto in its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 23, 2016, and the historical statements of revenues, filed in accordance with Rule 3-14 of Regulation S-X, of the Diego and Nevada Ranches, for the year ended December 31, 2015, and the six months ended June 30, 2016. In the Company’s opinion, all adjustments necessary to reflect the effect of the Property acquired have been made.

GLADSTONE LAND CORPORATION
PRO-FORMA CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2016
(UNAUDITED)

	Historical	Pro-Forma Adjustments		Pro-Forma
ASSETS
Investments in real estate, net	$268,581,945	$27,550,657	A	$296,132,602
Lease intangibles, net	2,033,221	253,393	A	2,286,614
Cash and cash equivalents	2,077,250	(39,786)	C	2,037,464
Deferred financing costs related to borrowings under line of credit, net	124,410	—		124,410
Other assets, net	2,368,283	—		2,368,283
TOTAL ASSETS	$275,185,109	$27,764,264		$302,949,373

LIABILITIES AND EQUITY
LIABILITIES
Borrowings under line of credit	14,500,000	21,000,000	B	35,500,000
Mortgage notes and bonds payable, net	165,973,676	—		165,973,676
Series A cumulative term preferred stock, par value $0.001 per share; $25.00 per share liquidation preference; zero shares authorized and outstanding as of June 30, 2016, and 95,000 shares authorized and outstanding on a pro-forma basis	—	2,375,000	B	2,375,000
Accounts payable and accrued expenses	3,945,411	64,161	C	4,009,572
Due to related parties	736,121	—		736,121
Other liabilities	7,802,760	574,262	A	8,377,022
Total liabilities	192,957,968	24,013,423		216,971,391

EQUITY
Stockholders' equity:
Common stock, $0.001 par value; 20,000,000 shares authorized; 9,992,941 shares issued and outstanding as of June 30, 2016	9,993	—		9,993
Additional paid in capital	87,494,872	1,089,618	D	88,584,490
Accumulated deficit	(10,988,919)	(80,865)	C	(11,069,784)
Total stockholders' equity	76,515,946	1,008,753		77,524,699
Non-controlling interests in operating partnership	5,711,195	2,742,088	C,D	8,453,283
Total equity	82,227,141	3,750,841		85,977,982

TOTAL LIABILITIES AND EQUITY	$275,185,109	$27,764,264		$302,949,373

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION
PRO-FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015
(UNAUDITED)

	Historical	Pro-forma Adjustments		Pro-Forma
OPERATING REVENUES:
Rental revenue	$11,888,091	$1,182,730	A	$13,070,821
Tenant recovery revenue	13,370	—		13,370
Total operating revenues	11,901,461	1,182,730		13,084,191
OPERATING EXPENSES:
Depreciation and amortization	3,113,492	37,917	B	3,151,409
Property operating expenses	729,036	—		729,036
Acquisition-related expenses	467,048	—		467,048
Management fee	1,343,384	—		1,343,384
Administration fee	679,590	—		679,590
General and administrative expenses	1,321,035	—		1,321,035
Operating expenses before credits from Adviser	7,653,585	37,917		7,691,502
Credits to fees from Adviser	(320,905)	—		(320,905)
Total operating expenses, net of credits to fees	7,332,680	37,917		7,370,597
OPERATING INCOME	4,568,781	1,144,813		5,713,594
OTHER INCOME (EXPENSE):
Other income	48,531	—		48,531
Interest expense	(4,160,482)	(535,500)	C	(4,695,982)
Distributions attributable to mandatorily-redeemable preferred stock	—	(151,406)	D	(151,406)
Property and casualty recovery, net	97,232	—		97,232
Gain on sale of real estate	14,483	—		14,483
Total other expense	(4,000,236)	(686,906)		(4,687,142)
NET INCOME	568,545	457,907		1,026,452
Less net income attributable to non-controlling interests	—	(39,278)	E	(39,278)
NET INCOME ATTRIBUTABLE TO THE COMPANY	$568,545	$418,629		$987,174
EARNINGS PER COMMON SHARE:
Basic and diluted	$0.07			$0.11
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	8,639,397			8,639,397

The accompanying notes are an integral part of these financial statements.

GLADSTONE LAND CORPORATION
PRO-FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MOTNHS ENDED JUNE 30, 2016
(UNAUDITED)

	Historical	Pro-forma Adjustments		Pro-Forma
OPERATING REVENUES:
Rental revenue	$7,921,085	$591,988	A	$8,513,073
Tenant recovery revenue	6,032	—		6,032
Total operating revenues	7,927,117	591,988		8,519,105
OPERATING EXPENSES:
Depreciation and amortization	2,311,683	18,958	B	2,330,641
Property operating expenses	338,781	—		338,781
Acquisition-related expenses	119,872	—		119,872
Management fee	772,740	—		772,740
Incentive fee	158,877	—		158,877
Administration fee	391,237			391,237
General and administrative expenses	839,691	—		839,691
Total operating expenses	4,932,881	18,958		4,951,839
OPERATING INCOME	2,994,236	573,030		3,567,266
OTHER INCOME (EXPENSE):
Other income	103,284	—		103,284
Interest expense	(2,741,668)	(279,300)	C	(3,020,968)
Distributions attributable to mandatorily redeemable preferred stock	—	(75,703)	D	(75,703)
Total other expense	(2,638,384)	(355,003)		(2,993,387)
NET INCOME	355,852	218,027		573,879
Less net income attributable to non-controlling interests	(13,623)	(19,084)	E	(32,707)
NET INCOME ATTRIBUTABLE TO THE COMPANY	$342,229	$198,943		$541,172
EARNINGS PER COMMON SHARE:
Basic and diluted	$0.03			$0.05
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	9,992,941			9,992,941

GLADSTONE LAND CORPORATION
NOTES TO UNAUDITED PRO-FORMA
CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS
On September 14, 2016, Gladstone Land Corporation, through its wholly-owned operating partnership, Gladstone Land Limited Partnership (the “Operating Partnership,” and, collectively with Gladstone Land Corporation, the “Company”), acquired approximately 2,487 total acres of farmland located in Stanislaus and Merced Counties, California (the “Property”), for total consideration of (i) approximately $23.4 million in cash, and (ii) 343,750 units of limited partnership interests of the Operating Partnership (“OP Units”). The OP Units issued were valued at $11.21 per unit as of the acquisition date, resulting in total consideration of approximately $27.2 million, exclusive of acquisition-related costs of approximately $104,000. The Company funded this acquisition by drawing $21.0 million on its line of credit with Metropolitan Life Insurance Company (“MetLife”) and by using approximately $2.4 million of proceeds from the issuance of its 6.375% Series A cumulative term preferred stock (the “Term Preferred Stock”), which issuance was completed in August 2016. At closing, the Company assumed the existing leases on the Property with a single tenant that has leased the Property for over four years. Each of the assumed leases expires on November 15, 2019, and includes three, 5-year extension options, followed by one, 3-year extension option. In aggregate, the leases provide for annualized, straight-line rents of approximately $1.2 million.
Adjustments to Unaudited Pro-forma Condensed Consolidated Balance Sheet
The unaudited pro-forma condensed consolidated balance sheet as of June 30, 2016, reflects the following adjustments:

(A)
The acquisition of the Property is reflected in the unaudited pro-forma condensed consolidated balance sheet of the Company at fair market value. A preliminary estimate of the values allocated to real estate and lease intangibles are shown in the table below. The allocation of the purchase price in the table below is based upon the Company’s best estimates and is subject to change based upon the final determination of the fair value of the assets and liabilities acquired.

Diego & Nevada
Ranch
Real estate:
Land and land improvements	$26,999,925
Irrigation system	550,732
Total real estate, net	27,550,657
Lease intangibles:
In-place leases	111,811
Leasing costs	140,232
Total lease intangibles, net	252,043
Below-market lease values(1)	(574,262)
Total	$27,228,438

(1) Included in Other liabilities on the Pro-forma Condensed Consolidated Balance Sheet
The value allocated to irrigation system improvements is depreciated over the estimated remaining useful lives, which range from 7 to 30 years. In-place lease values and leasing costs are amortized over the remaining, non-cancelable terms of the in-place leases, including that of any extension options expected to be exercised by the tenant. Below-market lease values are amortized as an increase to rental income over the remaining, non-cancelable terms of the in-place leases, including that of any fixed-price or below-market renewal options or any such extension options expected to be exercised by the tenant.

(B)
In connection with the acquisition of the Property, the Company drew $21.0 million on its line of credit with MetLife and used approximately $2.4 million of proceeds received from the issuance of its Term Preferred Stock.

(C)
In connection with the acquisition of these properties, the Company incurred total acquisition-related costs of approximately $104,000. Of this amount, approximately $22,000 was incurred in connection with the OP Units that were issued as partial consideration for the acquisition and is included as an adjustment to Non-controlling interests in operating partnership, and approximately $1,000 was incurred in connection with review of the in-place leases we assumed and was capitalized as an addition to Lease intangibles, net on the accompanying Pro-

forma Condensed Consolidated Balance Sheet. In addition, of the $104,000 of acquisition-related costs incurred in connection with acquiring the Property, approximately $40,000 was paid at closing and is reflected as an adjustment to Cash; the remaining $64,000 was included as an adjustment to Accounts payable and accrued expenses. No acquisition-related costs were incurred prior to June 30, 2016. These adjustments are not included as a pro-forma adjustment in the Pro-Forma Condensed Consolidated Statement of Operations.

(D)
As of June 30, 2016, there were 9,992,941 shares of our common stock issued and outstanding, and there were 745,879 OP Units held by non-controlling limited partners. In connection with the acquisition of the Property, we issued 343,750 additional OP Units as partial consideration. On a pro-forma basis, the total amount of OP Units held by non-controlling limited partners represents approximately 9.8% of all OP Units outstanding as of December 31, 2016. Therefore, a rebalancing of approximately $1.1 million was necessary and was recorded as an adjustment to each of Additional paid in capital and Non-controlling interests in operating partnership.

Adjustments to Unaudited Pro-forma Condensed Consolidated Statements of Operations
The adjustments to the pro-forma condensed consolidated statement of operations for the year ended December 31, 2015, and the six months ended June 30, 2016, are as follows:

(A)	The pro-forma adjustment to rental income for the year ended December 31, 2015, consists of two parts:

(i)	$1,155,606 to reflect the revenues recognized on a straight-line basis in the historical period; and

(ii)	An increase of $27,124 to reflect the accretion of the below-market lease value recorded in connection with the acquisition of the Property assuming the acquisition had occurred on January 1, 2015.
The pro-forma adjustment to rental income for the six months ended June 30, 2016, consists of two parts:

(i)	$578,427 to reflect the revenues recognized on a straight-line basis in the historical period; and

(ii)	An increase of $13,561 to reflect the accretion of the below-market lease value recorded in connection with the acquisition of the Property assuming the acquisition had occurred on January 1, 2015.

(B)	The pro-forma adjustments to depreciation and amortization expense are the Company’s estimates of the expenses that would have been recorded assuming the Property was acquired on January 1, 2015.

(C)
The Company funded the acquisition, in part, with a $21.0 million draw on its line of credit with MetLife. The line of credit is scheduled to mature in April 2024 and bore interest at a rate of 2.75% and 2.86% per annum as of January 1, 2015 and 2016, respectively, plus an unused line fee of 0.20% on undrawn amounts. The pro-forma adjustments to interest expense are the Company’s estimates of interest expense incurred on the line of credit disbursement, assuming the disbursement occurred on January 1, 2015.

(D)
The Company funded the acquisition, in part, by using $2.4 million of proceeds from the issuance of its Term Preferred Stock, which issuance was completed in August 2016. The Term Preferred Stock has a mandatory redemption date of September 30, 2021, and pay cumulative dividends at a rate of 6.375% per annum. The pro-forma adjustments to distributions attributable to mandatorily-redeemable term preferred stock are the Company’s estimates of distributions paid on the Term Preferred Stock used to acquire the Property.

(E)
In connection with the acquisition of the Property, the Company issued 343,750 OP Units as partial consideration, which, assuming the acquisition and the issuance of these OP Units occurred on January 1, 2015, constitutes, on a weighted-average basis, 3.8% and 3.3% of all OP Units issued and outstanding during the year ended December 31, 2015, and six months ended June 30, 2016, respectively, including those owned by the Company. The pro-forma adjustments to net income attributable to non-controlling interests represent the Company’s estimates of the portion of net income that would have been attributable to non-controlling interests, assuming the acquisition had occurred on January 1, 2015.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed on November 2, 2012.

3.2
Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-183965), filed on November 15, 2012.

3.3	Articles Supplementary 6.375% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 11, 2016.
4.1
Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed December 27, 2012.

4.2	Form of Certificate for 6.375% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 11, 2016.
10.1
First Amendment to the First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, including Exhibit SA thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 11, 2016.

10.2
Real Property Purchase and Sale Agreement, and Joint Escrow Instructions, by and between Diego Ranch Stanislaus, LP, as buyer, and Washington San Joaquin Farms, LLC, as seller, dated September 13, 2016 (filed herewith).

10.3	Contribution Agreement, by and between Gladstone Land Limited Partnership, as recipient, and Washington San Joaquin Farms, LLC, as contributor, dated September 13, 2016 (filed herewith).
10.4
Real Property Purchase and Sale Agreement, and Joint Escrow Instructions, by and between Nevada Ranch Merced, LP, as buyer, and Washington San Joaquin Farms, LLC, as seller, dated September 13, 2016 (filed herewith).

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

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2016, and the year ended December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: November 14, 2016	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: November 14, 2016	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors