Form 10-K
period 2016-12-31
GLADSTONE LAND Corp
filed 2017-02-21
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________
FORM 10-K
  ______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 001-35795
  ______________________________________
GLADSTONE LAND CORPORATION
(Exact name of registrant as specified in its charter)
  ______________________________________

MARYLAND	54-1892552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 100 MCLEAN, VIRGINIA	22102
(Address of principal executive offices)	(Zip Code)
(703) 287-5800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on which Registered)
Common Stock, $0.001 par value per share	The NASDAQ Stock Market, LLC
6.375% Series A Cumulative Term Preferred Stock, $0.001 par value per share	The NASDAQ Stock Market, LLC
  ______________________________________
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

(Check one):
Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐     NO  ☒.
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2016, based on the closing price on that date of $11.06 on the NASDAQ Global Market, was $86,340,209. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been deemed to be affiliates.
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of February 17, 2017, was 10,024,875.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2017, relating to the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE LAND CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2016

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this Annual Report on Form 10-K (the “Form 10-K”) and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our business, financial condition, results of operations (including funds from operations, core funds from operations and adjusted funds from operations (each as defined herein)), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors, some of which are beyond our control, that are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted by such forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business strategy;

•	our ability to implement our business plan, including our ability to continue to expand both geographically and by crop type;

•	pending and future transactions;

•	our projected operating results;

•	our ability to obtain future financing arrangements on favorable terms;

•	estimates relating to our future distributions;

•	estimates regarding potential rental rate increases and occupancy rates;

•	our understanding of our competition and our ability to compete effectively;

•	market and industry trends;

•
estimates of future operating expenses, including payments to our Adviser and Administrator (each as defined herein) under the terms of our Advisory Agreement and our Administration Agreement (each as defined herein), respectively;

•	our compliance with tax laws, including our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes;

•	projected capital expenditures; and

•	use of proceeds and availability of our line of credit, long-term borrowings, future stock offerings and other future capital resources, if any.
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
This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. You should carefully review the risks set forth herein under Item 1A, "Risk Factors.” New factors may also emerge from time to time that could materially and adversely affect us.
All references to “we,” “our,” “us” and the “Company” in this Form 10-K mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term refers only to Gladstone Land Corporation.

PART I

ITEM 1.	BUSINESS
Corporate Overview
We are an externally-managed, agricultural REIT that was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004, and originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland; we are not a grower, nor do we farm the properties we own. Upon the pricing of our initial public offering (the “IPO”), on January 29, 2013, our shares of common stock began trading on the NASDAQ Global Market ("NASDAQ") under the symbol “LAND.” Our shares of 6.375% Series A Cumulative Term Preferred Stock (the "Term Preferred Stock") are traded on NASDAQ under the symbol "LANDP."
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
We currently own 59 farms comprised of 54,340 total acres across seven states in the U.S. (Arizona, California, Colorado, Florida, Michigan, Nebraska and Oregon). We also own several farm-related facilities, such as cooling facilities, buildings utilized for the storage and assembly of boxes for shipping produce ("box barns"), packinghouses, processing facilities and various storage facilities. These farms and facilities are currently leased to 40 different, unrelated tenants that are either independent or corporate farming operations. Historically, our farmland has predominantly been concentrated in locations where tenants are able to grow annual row crops, such as certain types of berries and vegetables, which are generally planted and harvested annually or more frequently. However, during 2013, we began to diversify the variety of crops grown on our properties, and we now own several farms that grow permanent crops, such as almonds, pistachios and blueberries, as well as some farms that grow commodity crops, such as corn and beans. While our focus remains on farmland growing fresh produce annual row crops, in the future, we may acquire land that grows additional permanent crops, such as fruit or nut trees or bushes and wine berries or grapes, as well as commodity crops, such as grains. We may also acquire more farm-related property, such as cooling facilities, freezer buildings, packinghouses, box barns, silos, storage facilities, greenhouses, processing plants and distribution centers.
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
To a much lesser extent, we may provide senior secured first-lien mortgages to farmers for the purchase of farmland and farm-related properties. We expect that any mortgages we make would be secured by farming properties that have a successful history of crop production and profitable farming operations and that, over time, such mortgages would not exceed 5.0% of the fair value of our total assets. Currently, we do not hold any mortgages, and we have not identified any properties to which we would make loans secured by mortgages.
We conduct substantially all of our business activities through an Umbrella Partnership Real Estate Investment Trust ("UPREIT") structure, by which all of our properties and any mortgage loans we may make are held, directly or indirectly, by Gladstone Land Limited Partnership (the “Operating Partnership”). We have in the past, and may in the future, offer equity ownership in our Operating Partnership by issuing OP Units to farmland owners from time to time in consideration for acquiring their farms. Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, approximately 87.4% of the units of limited partnership interest in the Operating Partnership (“OP Units”). See "Our Investment Process—Types of Investments" below for additional information regarding OP Units.
On September 3, 2014, we filed our 2013 federal income tax return, on which we elected to be taxed as a REIT for federal tax purposes beginning with the year ended December 31, 2013. As a REIT, we generally will not be subject to U.S. federal income tax if we distribute at least 90% of our taxable income to our stockholders. In addition, we have elected for Gladstone Land Advisers, Inc. ("Land Advisers"), a wholly-owned subsidiary of our Operating Partnership, to be taxed as a TRS. We may own or manage our assets and engage in other activities through Land Advisers or another TRS we form or acquire when we deem it necessary or advisable. The taxable income generated by any TRS will be subject to regular corporate income tax. Currently, we do not conduct any operations through our TRS.

Subject to certain restrictions and limitations, and pursuant to contractual agreements, our business is managed by an affiliate of ours, Gladstone Management Corporation (the “Adviser”), a Delaware corporation and a registered investment adviser with the Securities and Exchange Commission (the “SEC”); and administrative services are provided to us by another affiliate of ours, Gladstone Administration, LLC (our “Administrator”), a Delaware limited liability company. Our Adviser and our Administrator are indirectly 100% owned and controlled by David Gladstone, our chief executive officer, president, chairman of our Board of Directors and our largest stockholder. Our Adviser and our Administrator collectively employ the personnel engaged in our activities and pay directly their salaries, benefits and general expenses.
Fiscal Year 2016 Highlights
During 2016, we:

•	Acquired 15 new farms, totaling 33,780 acres across three different states, for approximately $99.7 million;

•	Renewed two leases that were schedule to expire during the year at an average increase in annualized, straight-line rental income of approximately 23.0%;

•	Reported net income of approximately $0.5 million;

•	Grew adjusted funds from operations ("AFFO") by 69.3%, from approximately $3.4 million in 2015 to $5.8 million in 2016; and

•	Completed an underwritten public offering of the Term Preferred Stock (as defined herein), generating net proceeds of $27.6 million.
Refer to Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations," for a definition of AFFO and a reconciliation of net income to AFFO.
Our Investment Objectives and Our Strategy
Our principal business objective is to maximize stockholder returns through a combination of: (i) monthly cash distributions to our stockholders, which we hope to sustain and increase through long-term growth in cash flows from increased rents; (ii) appreciation of our land; and (iii) capital gains derived from the sale of our properties. Our primary strategy to achieve our business objective is to invest in and diversify our current portfolio of primarily triple-net-leased farmland and properties related to farming operations. This strategy includes the following components:

•
Owning Farms and Farm-Related Real Estate for Income.  We own and intend to acquire additional farms and farm-related properties and lease them to independent and corporate farming operations, including sellers who desire to continue farming the land after we acquire the property from them. We expect to hold acquired properties for many years and to generate stable and increasing rental income from leasing these properties.

•
Owning Farms and Farm-Related Real Estate for Appreciation.  We intend to lease acquired properties over the long term. However, from time to time we may sell one or more properties if we believe it to be in the best interests of our stockholders and best to maintain the overall value of our farmland portfolio. Potential purchasers may include real estate developers desiring to develop the property or financial purchasers seeking to acquire property for investment purposes. Accordingly, we will seek to acquire properties that we believe have potential for long-term appreciation in value. We have not sold any properties to date.

•
Continue Expanding our Operations Geographically.  Our properties are currently located in seven states across the U.S., and we expect that we will acquire properties in other farming regions of the U.S. in the future. While our primary regions of focus are the Pacific West and the Southeastern regions of the United States, we believe other regions of the U.S., such as the Northwest and Mid-Atlantic regions, offer attractive locations for expansion, and, to a lesser extent, we also expect to seek farmland acquisitions in certain regions of the Midwest, as well as other areas in the United States.

•
Continue Expanding our Crop Varieties. Currently, the majority of tenants who farm our properties grow annual row crops dedicated to fresh produce, such as berries (e.g., strawberries and raspberries) and fresh vegetables (e.g., tomatoes, lettuce and bell peppers). We have also expanded further into certain permanent crops, such as almonds, blueberries and pistachios; and, to a lesser extent, commodity crops, such as corn and beans. We will seek to continue our recent expansion into other permanent crops, such as bush, tree and vine crops (e.g., fruits and nuts), and commodity crops (e.g., wheat, rice and corn), while maintaining our focus on annual row-crop properties growing fresh produce.

•
Using Leverage.  To maximize our number of investments, we intend to borrow through loans secured by long-term mortgages on our properties, and we may also borrow funds on a short-term basis or incur other indebtedness.

We intend to acquire more farmland and farm-related properties in our regions of focus that is already or will be leased to farmers, and we expect that most of our future tenants will be independent or corporate farming operations that are all unrelated to us. We intend to continue to lease the majority of our farms and farm-related facilities on a triple-net lease basis to tenants who sell their products through national corporate marketers-distributors. We expect to continue to earn rental income from our farmland investments.
Our Investment Process
Types of Investments
We expect that substantially all of our investments will be in income-producing agricultural real property and, to a much lesser extent, mortgages on agricultural real estate. We expect that the majority of our leases will be structured as triple-net leases. Investments will not be restricted as to geographical areas, but we expect that most of our investments in farmland real estate will continue to be made within the United States. Currently, our properties are located across seven states in the U.S. If we make mortgage loans, we expect the ratio of loan amount to value of the real estate to be greater than ratios for conventional mortgage loans on farms and the interest rate to be higher than those for conventional loans. We do not currently have any mortgage loans outstanding. In addition, some of our investments may also be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio.
We anticipate that we will make substantially all of our investments through our Operating Partnership. Our Operating Partnership may acquire interests in real property in exchange for the issuance of common shares, OP Units, cash or through a combination of the three. OP Units issued by our Operating Partnership will be redeemable at the option of the holder for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the OP Units for one year. We currently, and may in the future, hold some or all of our interests in real properties through one or more wholly-owned subsidiaries, each classified as a qualified REIT subsidiary.
Property Acquisitions and Leasing
We anticipate that many of the farms and farm-related properties we purchase will be acquired from independent farmers or agricultural companies and that they will simultaneously lease the properties back from us. These transactions will provide the tenants with an alternative to other financing sources, such as borrowing, mortgaging real property or selling securities. We anticipate that some of our transactions will be in conjunction with acquisitions, recapitalizations or other corporate transactions affecting our tenants. We also expect that many of the farms and farm-related properties we acquire will be purchased from owners that do not farm the property but rather lease the property to tenant farmers. In situations such as these, we intend to have a lease in place prior to or simultaneously with acquiring the property. For a discussion of the risks associated with leasing property to leveraged tenants, see “Risk Factors — Risks Relating to Our Business and Operations — Some of our tenants may be unable to pay rent, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of your investment.”
We intend to own primarily single-tenant, agricultural real property. Generally, we will lease properties to tenants that our Adviser deems creditworthy under triple-net leases that will be full-recourse obligations of our tenants or their affiliates. Most of our agricultural leases have original terms ranging from 3 to 10 years for farms growing annual row crops and 5 to 15 years for properties growing permanent crops, often with options to extend the lease further. Rent is generally payable to us on either an annual or semi-annual basis. Further, most of our leases contain provisions that provide for annual increases in the rental amounts payable by the tenants, often referred to as escalation clauses. The escalation clauses may specify fixed dollar amounts or percentage increases each year, or they may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect then-current market rents. We also have leases that include variable rents based on the success of the harvest each year. In these types of agreements, we will generally require the lease to include the guarantee of a minimum amount of rental income that satisfies our investment return criteria. Currently, our 59 farms are leased under agricultural leases with original terms ranging from 1 to 15 years, with 39 farms leased on a pure triple-net basis, and 20 farms leased on a partial-net basis, with the landlord responsible for all or a portion of the related property taxes. Additionally, five of our farms are leased under agreements that include a variable rent component.
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

Our Adviser will perform a due diligence review with respect to each potential property acquisition. Such review will include an evaluation of the physical condition of a property and an environmental site assessment to determine potential environmental liabilities associated with a property prior to its acquisition. One of the criteria that we look for is whether mineral rights to such property, which constitute a separate estate from the surface rights to the property, have been sold to a third party. We generally seek to invest in properties where mineral rights have not been sold to third parties; however, in cases where access to mineral rights would not affect the surface farming operations, we may enter into a lease agreement for the extraction of minerals or other subterranean resources, as we have done on one of our properties. We may seek to acquire mineral rights in connection with the acquisition of future properties to the extent such mineral rights have been sold off and the investment acquisition of such rights is considered to be favorable after our due diligence review. Despite the conduct of these reviews, there can be no assurance that hazardous substances or waste, as determined under present or future federal or state laws or regulations, will not be discovered on the property after we acquire it. See Item 1A, “Risk Factors — Risks Relating to our Business and Operations — Potential liability for environmental matters could adversely affect our financial condition.”
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

•
Diversification. Our Adviser will seek to diversify our portfolio to avoid dependence on any one particular tenant or geographic location. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single underperforming investment or a downturn in any particular geographic region. Many of the areas in which we purchase or finance properties are likely to have their own microclimates and, although they appear to be in close proximity to one another, generally will not be similarly affected by weather or other natural occurrences at the same time. We currently own properties in seven different states across the U.S., and over time, we expect to expand our geographic focus to other areas of the Southeast, Pacific Northwest, Midwest and Mid-Atlantic. We will also attempt to continue diversifying our portfolio of properties by seeking additional farmland that grows permanent crops, such as bush, tree and vine crops (e.g., fruits and nuts), and commodity crops (e.g., wheat, rice and corn), while maintaining our current focus of owning and leasing farmland that grows fresh produce row crops. Refer to Note 3, "Real Estate and Lease Intangibles," in the accompanying notes to our Consolidated Financial Statements for a summary of our portfolio diversification and concentrations.

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

Mortgage Loans
Although we expect to make investments in mortgage loans sparingly, we may elect to structure our investment in a particular property as a mortgage loan secured by the property. We anticipate that most of our lending transactions would be loans secured by farmland or farm-related property or issued in connection with a build-to-suit transaction. Our Adviser will attempt to structure mortgage loans in a manner that would provide us with current income substantially similar to that which we could expect to receive had the investment been structured as a net-lease transaction.
To the extent that we invest in mortgage loans, we will generally originate those loans. However, we may also purchase mortgage loans from banks or other lenders, provided that such transactions are otherwise consistent with our investment objectives. Our Adviser will service the mortgage loans in our portfolio by monitoring the collection of monthly principal and interest payments on our behalf. Currently, we do not hold any mortgages, and we have not identified any properties for which to make loans secured by mortgages.
Other Investments
From time to time, we may purchase farm-related property, such as cooling facilities, freezer buildings, packinghouses, silos, storage facilities, greenhouses and similar property improvements to rent to independent or corporate farming operations. We may also build these types of buildings on property that we purchase if there is sufficient business to make this worthwhile; however, we do not expect these to be a material portion of our assets. We currently own several farm-related facilities, such as cooling facilities, box barns, packinghouses, processing facilities and various storage facilities.
Use of Leverage
Our strategy is to use borrowings as a financing mechanism in amounts that we believe will maximize the return to our stockholders. We generally expect to enter into borrowing arrangements directly or indirectly through our Operating Partnership. Our governing documents and policies do not impose a limitation on the amount we may borrow against any single investment property, nor do they impose a limitation on our overall level of borrowing.
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
During 2016, we refinanced the credit facility with our largest lender, which, among other changes, increased the overall size of the facility from $125.0 million to $200.0 million; increased the overall loan-to-value ratio on the underlying properties pledged as collateral from 58% to 60%, resulting in additional borrowing availability; and reduced the interest rate on approximately $85.9 million of existing fixed-rate, long-term borrowings by 19 basis points, resulting in annual interest savings of approximately $163,000. In addition, we increased the maximum borrowing capacity under the facility with our second-largest lender from $75.0 million to $125.0 million. While each of our properties is currently pledged as collateral under one of our various borrowing facilities, we still have a significant amount of unused capacity under each of the aforementioned facilities to further increase our leverage should we pledge additional properties to them.
Other Investment Policies
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
The terms of any sale will be dictated by market terms customary in the area in which the property being sold is located and the then-prevailing economic conditions. A decision to provide financing to any purchaser would be made only after an investigation into and consideration of the same factors considered in underwriting tenants, such as creditworthiness and likelihood of future financial stability, as are undertaken when we consider a net lease transaction; see “Our Investment Process — Underwriting Criteria and Due Diligence Process — Underwriting the Tenant, Due Diligence Process and Negotiating Lease Provisions.” We may continually reinvest the proceeds of property sales in investments that either we or our Adviser believe will satisfy our investment policies. During 2016, we did not sell any properties.
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
Future Revisions in Policies and Strategies
Our independent directors will review our investment policies at least annually to determine whether the policies continue to be in the best interest of our stockholders. The methods of implementing our investment policies also may vary as new investment techniques are developed. The methods of implementing our investment procedures, objectives and policies, except as otherwise provided in our bylaws or charter, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders, to the extent that our Board of Directors and the independent directors thereon determine that such modification is in the best interest of the stockholders.
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
Code of Ethics
The Company and its affiliates, including, but not limited to, Gladstone Capital Corporation (“Gladstone Capital”), Gladstone Investment Corporation (“Gladstone Investment”), Gladstone Commercial Corporation (“Gladstone Commercial”), our Adviser, our Administrator and Gladstone Securities, LLC, have adopted a code of ethics and business conduct applicable to all personnel, including our Chief Executive Officer and Chief Financial Officer, of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K under the Securities Act and the rules promulgated by Nasdaq. This code, among other things, establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. A copy of this code is available for review, free of charge, at our website at www.GladstoneLand.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.
Our Adviser and Administrator
We are externally managed by our Adviser, which was incorporated in 2002. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We entered into an amended and restated Advisory Agreement with our Adviser on February 1, 2013 (the “Advisory Agreement”), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time.
Our Administrator employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary) and their respective staffs and provides administrative services to us under the amended and restated Administration Agreement entered into on February 1, 2013 (the “Administration Agreement”).

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
Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington D.C., and our Adviser also has offices in several other states. Refer to Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations," for a detailed discussion on the fee structure under each of the Advisory Agreement and Administration Agreement.
Adviser Duties and Authority under the Advisory Agreement
Under the terms of the Advisory Agreement, our Adviser is required to use its best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors. In performing its duties, our Adviser, either directly or indirectly by engaging an affiliate:

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
Our Adviser and Administrator also engage in other business ventures and, as a result, their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser and administrator, respectively, to Gladstone Capital and Gladstone Investment, both publicly-traded business development companies affiliated with us, and Gladstone Commercial, a publicly-traded REIT, also affiliated with us. However, under the Advisory Agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The Advisory Agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the Advisory Agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us. Both the Company and our Adviser may assign or transfer the Advisory Agreement to a successor entity.
Employees
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an executive officer of each our Adviser and our Administrator. We expect that approximately 15% to 20% of the full-time employees of our Adviser and our Administrator will spend substantial time on our matters during the 2017 calendar year. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase and the number of our Adviser’s employees working out of local offices, if any, where we buy land will also increase.
As of December 31, 2016, our Adviser and our Administrator, collectively, had 63 full-time employees. A breakdown thereof is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive Management
35	Investment Management, Portfolio Management and Due Diligence
16	Administration, Accounting, Compliance, Human Resources, Legal and Treasury
Competition
Competition to our efforts to acquire farmland can come from many different entities. Developers, municipalities, individual farmers, agriculture corporations, institutional investors and others compete for farmland acreage. Investment firms that we might compete directly against could include agricultural investment firms, such as Hancock Agricultural Investment Group, Prudential Agricultural Investments and UBS Agrivest, LLC. These firms engage in the acquisition, asset management, valuation and disposition of farmland properties. Further competition may also come from other publicly-traded agricultural REITs, such as Farmland Partners, Inc. In addition to competition for direct investment in farmland we also expect to compete for mortgages with many local and national banks, such as Rabobank, N.A., Bank of America, N.A., Wells Fargo Foothill, Inc., and others.
Environmental Matters
As an owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance at our properties. Environmental laws often impose liability without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The costs of any required investigation or cleanup of these substances could be substantial. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage or adversely affect our ability to lease the real property or to borrow using the real estate as collateral. These and other risks related to environmental matters are described in more detail in Item 1A, "Risk Factors.”
Tenants
We rent our properties to 40 different independent and corporate farming operations, all of which are unrelated to us. Two of our 49 leases currently in place are with Dole Food Company (“Dole”) and expire in 2020. These two leases represented approximately 17.1% of our rental revenue for the year ended December 31, 2016. Leases from Dole represented approximately 24.8% and 40.4% of our total rental income for the years ended December 31, 2015 and 2014, respectively.
Financial Information about Segments
For required financial information related to our operations, refer to our consolidated financial statements, including the notes thereto, included within this Annual Report on Form 10-K.

Available Information
Copies of each of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments, if any, to those reports filed or furnished with the SEC, pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.GladstoneLand.com. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Land Corporation, 1521 Westbranch Drive, Suite 100, McLean, VA, 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.SEC.gov.

ITEM 1A.	RISK FACTORS
An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.
Risks Relating to Our Business and Operations
Certain of our current properties are leased to the same tenants. If these tenants are no longer able to make rental payments or choose to terminate their leases prior to or upon expiration, it could have a material adverse effect on our financial performance and our ability to make distributions to our stockholders.
Two of our 49 current leases, representing approximately 17.1% of our rental revenue for the year ended December 31, 2016, are with Dole and expire in 2020. In addition, subsequent to December 31, 2016, we acquired a property in Florida for $54.0 million and concurrently entered into a lease agreement with a tenant unrelated to us (the "Florida Tenant"), which tenant also leases four of our other farms. While rental revenue earned from properties leased to the Florida Tenant were less than 10% of the total rental revenue earned during the year ended December 31, 2016, we expect that revenue earned on these properties will exceed 10% of our total rental revenue earned during at least the three months ending March 31, 2017, and possibly beyond. If either Dole or the Florida Tenant fails to make rental payments, elects to terminate its leases prior to or upon their expiration or does not renew its lease, and we cannot re-lease the land on satisfactory terms, or if either tenant were to experience financial problems or declare bankruptcy, it could have a material adverse effect on our financial performance and our ability to make dividend payments to our stockholders.
Our real estate portfolio is concentrated in a limited number of properties and states, which subjects us to an increased risk of significant loss if any property declines in value, if we are unable to lease a property or adverse weather, economic or regulatory changes or developments in the markets in which our properties are located.
We currently own 59 farms located in seven different states across the U.S. that are leased to 40 separate independent and corporate farming operations, all of which are unrelated to us. One consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of leases or a significant decline in the value of any single property. In addition, while we do not intend to invest more than 25% of our total assets in a particular property at the time of investment, it is possible that, as the values of our properties change over time, one property may comprise a significant percentage of the value of our total assets. Lack of diversification and investment concentration will increase the potential that a single underperforming investment could have a material adverse effect on our cash flows and the price we could realize from the sale of our properties. Since our current real estate profile is concentrated across only seven states, we are also currently subject to the any adverse change in the political or regulatory climate in those states or specific counties where our properties are located that could adversely affect our real estate portfolio and our ability to lease properties. Finally, the geographic concentration of our portfolio could cause us to be more susceptible to adverse weather, economic or regulatory changes or developments in the markets in which our properties are located than if we owned a more geographically-diverse portfolio, which could materially and adversely affect the value of our farms and our ability to lease our farms on favorable terms or at all.
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
Investments in development farmland, or farmland planted with immature permanent crops rather than annual crops or mature permanent crops, may have inherent risks, including those relating to the longer period between development and commercial productivity for certain permanent crop development farms, the cost of development, profitability of newly-developed farms, higher ongoing costs and delayed development, all of which could adversely impact our results of operations and cash flow.
On a limited basis, we have invested in certain properties requiring further development before reaching commercial productivity, such as the development of an almond orchard, or in properties with immature permanent plantings. Such investments, and any future investments in property developments, involves risks that are different and, in most cases, greater than the risks associated with our acquisition of fully-developed and commercially-productive farms. In addition to the risks associated with real estate investments in general, as described elsewhere, the risks associated with our development farms include, among other things:

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

All of our properties undergoing development or planted with immature permanent crops are currently leased and earning income. However, with regard to future acquisitions of such properties, the time frame required for development and for the farms to become commercially productive means that we may not be able to lease the farms and, in turn, generate revenue with respect to such farms for several years. If any of the above events occur, the development of such farms may hinder our growth and have a material adverse effect on our results of operations and cash flow. In addition, new development farms, regardless of whether or not they are ultimately productive, typically require substantial time and attention from management.
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
Our Adviser has broad authority to make acquisitions of properties and dispositions of properties. There can be no assurance that our Adviser will be able to continue to identify or negotiate acceptable terms for the acquisition or dispositions of properties or that we will be able to continue to acquire or dispose of such properties on favorable terms. We may compete with other purchasers for attractive properties. Further factors that could cause us not to purchase one or more properties that initially meet our investment criteria include our potential inability to agree to definitive purchase terms with the prospective sellers, and our discovery of problems with the properties in our due diligence investigations. Factors that could cause us to be unable to dispose of a property on favorable terms include market conditions and competition. Any significant impediment to continue to identify and make investments that fit into our investment criteria or dispose of investments during suitable market conditions would have a material adverse effect on our ability to continue to generate cash flow and make distributions to our stockholders.
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
The timing and amount of prepayments could adversely affect the yields on our investments, therefore affecting our liquidity and profitability.
The yields of our assets may be affected by rates of prepayments that differ from our projections. Prepayments by our tenants may be influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and, consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of any significant prepayments we receive in assets with at least an equivalent yield, the overall yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium, and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios, we may fail to fully recoup our cost of acquisition of certain investments, particularly with respect to short-term investments. An increase in prepayment rates could have a materially adverse effect on our results of operations, our liquidity and our ability to make distributions to our stockholders.
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
Currently, 24 of our 49 leases have original terms in excess of five years. In the future, we may continue to enter into long-term leases in which the rental rate is generally fixed, subject to annual rent escalations or market reset periods. Annual rent escalations may be a fixed amount each year or be variable based on standard cost of living or inflation indices. In addition, some long-term leases may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect current market rents. If, in the future, we receive a significant portion of our revenues under long-term leases in which the rental rate is generally fixed, subject to annual rent escalations, we would be subject to interest rate risk in the event interest rates rise at a greater rate than any potential annual rent escalations. In addition, by entering into long-term leases, we would be subject to the risk that we would not be able to increase our rental rates if prevailing land values or rental rates have increased. Any inability to take advantage of increases in prevailing land values or rental rates could have a material adverse effect on our results of operations and cash available for distribution to stockholders.
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
Currently, 5 of our 59 farms are subject to variable rent leases that are based on the success of the tenants' harvests each year; however, they also include guarantees of a minimum amount of rental income that satisfy our investment return criteria. While we do not expect variable rent leases based on crop harvest to make up a significant portion of our overall leased portfolio, we intend to enter into additional variable rent leases. We anticipate that each variable rent lease will have a floor that guarantees a minimum amount of rental income that satisfies our investment return criteria; however, such leases will still be impacted by factors related to the success of the tenant’s harvest, including, but not limited to, declining crop prices and lower-than-average crop production, that may result in us receiving less rent than anticipated or projected when entering into such leases. A reduction in the rent we receive could have a material adverse effect on our cash flow and ability to make distributions to our stockholders.
Our investments in farmland used for permanent crops have a higher risk profile than farmland used for annual row crops.

Currently, 15 of our 59 farms are used for permanent crops, and, in the future, we may add to our investments in farmland used for permanent crops, as opposed to annual row crops. Permanent crops have plant structures (such as trees, vines or bushes) that produce yearly crops without being replanted. Examples include almonds, apples, blueberries, grapes and oranges. Permanent crops involve more risk than annual row crops because permanent crops require more time and capital to plant. As a result, permanent crops are more expensive to replace and more susceptible to disease and poor weather. If a farmer loses a permanent crop to any natural disaster, such as drought, flooding, fire or disease, there would generally be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit.
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
If we sell properties and provide financing to purchasers, defaults by the purchasers would decrease our cash flows and limit our ability to make distributions.
In some instances, we may sell our properties by providing financing to purchasers who may then also operate the farm. When we provide financing to purchasers, we may bear the risk that the purchaser may default, which could negatively impact our liquidity and thus our ability to either distribute the proceeds from the sale to our stockholders or reinvest the sale proceeds in other property acquisitions.
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
Further, certain of our properties are reliant upon groundwater, as they are not located within any state or federal water districts and, thus, are not limited by any government-regulated restrictions. While recent heavy rainfall has helped to alleviate drought concerns across most of California, parts of the state remain in varying degrees of drought categorizations, and if the severity of the drought were to return to prior levels, it could have a materially adverse impact on our farming operations on our properties in these regions.
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
As permanent crops produce yearly crops without being replanted, they are more expensive to replace and more susceptible to disease and poor weather than annual row crops. If a farmer loses a permanent crop to any natural disaster, such as drought, flooding, fire or disease, there would generally be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit. Permanent crop farmland also prevents the farmer from being able to rotate crop types to keep up with changing market conditions or changes to the weather or soil. If demand for one type of permanent crop decreases, the permanent crop farmer cannot easily convert the farm to another type of crop because permanent crop farmland is dedicated to one crop during the lifespan of the trees or vines and therefore cannot easily be rotated to adapt to changing environmental or market conditions. As a result, the risks associated with weather conditions, seasonal variability, crop disease and other contaminants are magnified in the case of permanent crops.
Our operating results and the value of our properties may be impacted by future climate changes, adversely impacting the value of our properties and our ability to generate rental revenue.
In addition to the general risks that adverse weather conditions will pose for the tenants of our properties and their subsequent ability to comply with the terms of their leases, the value of our properties will potentially be subject to risks associated with long-term effects of climate change. Many climatologists predict increases in average temperatures, more extreme temperatures and increases in volatile weather over time. The effects of climate change may be more significant along coastlines, such as in the California coastal areas where we intend to partially focus our initial acquisition efforts, due to rising sea levels resulting from melting of polar ice caps, which could result in increased risk of coastal erosion, flooding, degradation in the quality of groundwater aquifers and expanding agricultural weed and pest populations. As a result, the effects of climate change could make our properties less suitable for farming or other alternative uses, which could adversely impact the value of our properties, our ability to generate rental revenue from leasing our properties and our cash available for distribution to stockholders. Climate change may also have indirect effects on our business by increasing the cost of, or availability of, property insurance on terms we find acceptable and increasing the cost of energy at our properties.
Because we must distribute a substantial portion of our net income to maintain our qualification as a REIT, we will be largely dependent on third-party sources of capital to fund our future capital needs.
To maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs, including property acquisitions, from retained earnings. Therefore, we may acquire additional capital from the issuance of securities senior to our common shares, including borrowings or other indebtedness, preferred shares (such as our Term Preferred Stock) or the issuance of other securities. This capital may not be available on favorable terms or at all. Our access to additional capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings.
To the extent we issue debt securities, other instruments of indebtedness or additional preferred stock or borrow additional money from banks or other financial institutions, we will be additionally exposed to risks associated with leverage, including increased risk of loss. If we issue additional preferred securities that rank senior to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges, economic and otherwise, more favorable than those of our common shares and our Term Preferred Stock, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for common stockholders.
Any inability to access additional financing on terms that are favorable to us may adversely affect our ability to grow and our business generally.
We may not be able to raise sufficient capital or borrow money in sufficient amounts or on sufficiently favorable terms necessary to attain the optimal degree of leverage to operate our business, which may have an adverse effect on our operations and ability to pay distributions.
Our ability to raise additional capital in the markets may be limited due to market conditions and applicable SEC regulations. Our business and acquisition strategies rely heavily on borrowing funds, so that we may make more investments than would otherwise be possible to maximize potential returns to stockholders. We may borrow on a secured or unsecured basis. Our charter and bylaws do not impose any limitation on our borrowing. Our ability to achieve our investment objectives will be affected by our ability to borrow money in sufficient amounts and on favorable terms, which may result in us becoming highly leveraged. We expect that we will borrow money that will be secured by our properties and that these financing arrangements will contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, any credit facility we might enter into is likely to contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, and will specify debt ratios that we will be required to maintain. Accordingly, we may be unable to obtain the degree of leverage that we believe to be optimal, which may cause us to have less cash for distributions to stockholders. Our use of leverage could also make us more vulnerable to a downturn in our business or the economy generally and a significant increase in the ratio of our indebtedness to our assets may have an adverse effect on the market price of our common stock.
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
We currently have various borrowing facilities in place that are secured by certain of our farms. As of December 31, 2016, our total borrowings of $208.8 million, which had a blended annual stated interest rate before interest patronage, or refunded interest, of 3.17%, were secured by all 58 of our farms. If we are unable to make our debt payments as required, either under our current credit facilities or any future facilities, a lender could foreclose on certain of the properties securing its loan. This could cause us to lose part or all of our investment in the property, which in turn could cause the value of our common stock or Term Preferred Stock or the distributions to our stockholders to be reduced or delayed.
As we consider additional debt financing from third-party lenders, our assets may become highly leveraged, which may result in losses.
There is no limitation imposed by our charter or bylaws on our borrowings. An increased amount of leverage may expose us to cash flow problems if rental income decreases. Under those circumstances, in order to pay our debt obligations, including distribution and dividend payments to holders of our common stock and Term Preferred Stock, we might be required to sell properties at a loss or be unable to make distributions or decrease distributions to our stockholders. A failure to pay amounts due to lenders and holders of our Term Preferred Stock may result in a default on our obligations and result in certain penalties, such as increased interest rates. Additionally, our degree of leverage could adversely affect our ability to obtain additional financing and may have an adverse effect on the market price of our common shares and Term Preferred Stock.
We face a risk from the fact that certain of our properties are cross-collateralized.
As of December 31, 2016, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized or cross-defaulted with such mortgage note.

Such a default may adversely affect our financial condition, results of operations and ability to pay distributions to our stockholders.
Competition for the acquisition of agricultural real estate may impede our ability to make acquisitions, increase the cost of these acquisitions or decrease or prevent increases in the occupancy and rental rates of our current properties.
We will compete for the acquisition of properties with many other entities engaged in agricultural and real estate investment activities, including corporate agriculture companies, financial institutions, institutional pension funds, real estate companies, private equity funds and private real estate investors. These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for real estate. Our competitors may have greater resources than we do and may be willing to pay more for certain assets or may have a more compatible operating philosophy with our acquisition targets. In particular, larger institutions may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to, or more favorable than ours, offering rental rates below current market rates or below rates we currently charge our tenants, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties, our profitability may decrease, and you may experience a lower return on your investment. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us, as well as prevent us from achieving diversification by geography and crop type, having a material adverse effect on our results of operations and available cash for distributions to stockholders.

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
As we expand and diversify our geographic portfolio, we may acquire properties located in new markets, exposing us to risks associated with a lack of market knowledge or understanding of the local market. This includes the availability and identity of quality tenant farmers, forging new business relationships in the area and unfamiliarity with local government requirements and procedures. Furthermore, the evaluation and negotiation of a potential expansion into new markets would divert management time and other resources. As a result, we may have difficulties executing our business strategy in these new markets, which could have a negative impact on our results of operations and ability to make distributions to stockholders.
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
We may invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we will not have sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers may become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers also may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our preferences, policies or objectives, which could result in our premature exit of such investment and reduce any expected returns or result in a loss. Any such adverse actions could also jeopardize our qualification as a REIT or the tax status of the joint venture, requiring us to pay taxes or subjecting properties owned by the joint venture to liabilities greater than those contemplated by the terms of the agreements governing the investment relationship. Such investments also will have the potential risk of our reaching impasses with our partners or co-venturers on key decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our management team from focusing its time and effort exclusively on our business. In addition, we may in some circumstances be liable for the actions of our third-party partners or co-venturers.
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
We cannot predict the impact future actions by regulators or government bodies, including the U.S. Federal Reserve, will have on real estate debt markets, the market value of our capital stock or on our business, and any such actions may negatively impact us.
Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the real estate debt markets. For example, quantitative easing, a program implemented by the U.S. Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, had the effect of reducing the difference between short-term and long-term interest rates. However, the U.S. Federal Reserve ended the latest round of quantitative easing and raised interest rates in December 2016 by 25 basis points, with additional gradual increases anticipated to occur over the next year, subject to ongoing economic uncertainty. This increase in the federal funds rate and any future increases due to other key economic indicators, such as the unemployment rate or inflation, may cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and the market value of our capital stock. This may result in future acquisitions by us generating lower overall economic returns and increasing the costs associated with refinancing current debt, which could potentially reduce future cash flow available for distributions. It is difficult to predict future legislation, regulation, and actions under the new presidential administration, and we cannot predict or control the impact future actions by regulators or government bodies, such as the U.S. Federal Reserve, will have on our business.
We may be adversely affected by new federal laws and regulations.
The United States’ President and Congress have called for consideration of proposals relating to a variety of issues. We believe that these and other potential proposals could have varying degrees of impact on us, ranging from minimal to material. At this time, we are unable to predict with certainty what level of impact specific proposals could have on us.
In particular, newly-elected government officials have indicated that they will materially alter certain legislation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Amendment or outright repeal of the Dodd-Frank Act, including rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals that may be proposed in the United States Congress, may limit our revenues, impose fees or taxes on us, or intensify the regulatory framework in which we operate in ways that are not currently identifiable.
Changing laws, regulations and standards relating to corporate governance and public disclosure in particular, including certain provisions of the Dodd-Frank Act and the rules and regulations promulgated thereunder, have created uncertainty for public companies like ours and could significantly increase the costs and risks associated with accessing the U.S. public markets. Because we are committed to maintaining high standards of internal control over financial reporting, corporate governance and public disclosure, our management team will need to devote significant time and financial resources to comply with these evolving standards for public companies. We intend to continue to invest appropriate resources to comply with both existing and evolving standards, and this investment may result in increased general and administrative expenses and a diversion of a portion of management's time and attention away from revenue-generating activities and more towards compliance activities. There may be significant changes in policies that may affect the overall stock market and REITs in particular.
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

Our Adviser manages our real estate portfolio and locates, evaluates, recommends and negotiates the acquisition of our real estate investments and mortgage loans. At the same time, our Advisory Agreement permits our Adviser to conduct other commercial activities and to provide management and advisory services to other entities, including, but not limited to, Gladstone Capital, Gladstone Commercial and Gladstone Investment, each of which is affiliated with us. Each of our executive officers are also executive officers of Gladstone Commercial, which actively makes real estate investments, and each of our executive officers, other than Messrs. Beckhorn and Parrish, and each of our directors are also executive officers and directors, as applicable, of Gladstone Capital and Gladstone Investment, which actively make loans to and invest in small- and medium-sized companies. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business and that of Gladstone Commercial, Gladstone Investment or Gladstone Capital, which may arise primarily from the involvement of our Adviser, Gladstone Capital, Gladstone Commercial, Gladstone Investment and their affiliates in other activities that may conflict with our business. Examples of these potential conflicts include:

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
The Advisory Agreement contemplates a quarterly incentive fee based on our FFO. Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is an unconditional and irrevocable waiver. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders.
We may be obligated to pay our Adviser quarterly incentive compensation even if we incur a net loss during a particular quarter.
The Advisory Agreement entitles our Adviser to incentive compensation based on our funds from operation ("FFO"), which rewards our Adviser if our quarterly pre-incentive fee FFO exceeds 1.75% (7.0% annualized) of our adjusted stockholders’ equity. Our pre-incentive fee FFO for a particular quarter for incentive compensation purposes excludes the effect of any unrealized gains, losses or other items during that quarter that do not affect realized net income, even if these adjustments result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if we incur a net loss for that quarter as determined in accordance with GAAP.
Risks Associated With Ownership of Our Common Stock and OP Units and Our Tax Status
Certain provisions contained in our charter and bylaws and under Maryland law may prohibit or restrict attempts by our stockholders to change our management and hinder efforts to effect a change of control of us, and the market price of our common stock may be lower as a result.
There are provisions in our charter and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example:

•
Our articles of incorporation prohibit ownership of more than 3.3% of the outstanding shares of our capital stock by one person, except for certain qualified institutional investors, which are limited to holding 9.8% of our common stock. Currently, our chairman, chief executive officer and president, David Gladstone, owns approximately 19.4% of our common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owns approximately 6.7% of our common stock, in each case pursuant to an exception approved by our Board of Directors and in compliance with our charter. In addition, the David and Lorna Gladstone Foundation, of which David Gladstone is the CEO and Chairman, owns 2.1% of our common stock. The ownership restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.

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

•
The Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within one of three increasing ranges of voting power. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our common stock by David Gladstone or any of his affiliates. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than Mr. Gladstone or any of his affiliates.

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
As of the date of this Annual Report on Form 10-K, unaffiliated third parties owned approximately 12.6% of the outstanding OP Units. Following any contractual lock-up provisions, including the one-year mandatory holding period, a non-controlling limited partner of our Operating Partnership may require us to redeem the OP Units it holds for cash. At our election, we may satisfy the redemption through the issuance of shares of our common stock on a one-for-one basis. However, the limited partners’ redemption right may not be exercised if and to the extent that the delivery of the shares upon such exercise would result in any person violating the ownership and transfer restrictions set forth in our charter.  If a large number of OP Units were redeemed, it could result in the issuance of a large number of new shares of our common stock, which could dilute our existing stockholders’ ownership.  Alternatively, if we were to redeem a large number of OP Units for cash, we may be required to expend significant amounts to pay the redemption price, which may limit our funds necessary to make distributions on our common stock. Further, if we do not have sufficient cash on hand at the time the OP Units are tendered for redemption, we may be forced to sell additional shares of our common stock in order to raise cash, which could cause dilution to our existing stockholders and adversely affect the market price of our common stock.
Our charter grants our Board of Directors the right to classify or reclassify any unissued shares of capital stock, increase or decrease the authorized number of shares and establish the preference and rights of any preferred stock without stockholder approval.
Under our charter, we currently have authority to issue 20,000,000 shares of common stock and 18,000,000 shares of preferred stock, 2,000,000 of which have been classified as shares of our Term Preferred Stock. Our Board of Directors has the authority, without a stockholders’ vote, to classify or reclassify any unissued shares of stock, including common stock, into preferred stock (or vice versa), to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class or series of shares to be issued. Because our Board of Directors has the power to establish the preferences and rights of additional classes or series of stock without a stockholders’ vote, our Board of Directors may give the holders of any class or series of stock preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.
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
Our capital structure includes our Term Preferred Stock, of which 1,150,000 shares is currently outstanding. In the future, we may attempt to increase our capital resources by making additional offerings of our Term Preferred Stock or other equity securities or issue debt securities. Upon liquidation, holders of our Term Preferred Stock and other preferred stock with parity ranking we may issue in the future, holders of our debt securities, if any, and lenders with respect to other borrowings, including our line of credit, would receive a distribution of our available assets in full prior to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Holders of our common stock are not entitled to preemptive rights or other protection against dilutions. As additional acquisition opportunities arise, we may issue additional shares of common stock or preferred stock or may issue OP Units, which are redeemable for cash or, at our option, our common stock on a one-to-one basis, to raise the capital necessary to finance these acquisitions and further diluting stockholders’ equity. Thus, our common stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us. Further, holders of our Term Preferred Stock rank senior in priority of dividend payments, which may restrict our ability to declare and pay dividends to our common stockholders at the current rate, or at all.
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
Complying with REIT requirements may cause us to forgo or liquidate otherwise attractive investments.
To maintain our qualification as a REIT for federal income tax purposes, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forgo investments we might otherwise make.
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
In order to maintain our qualification as a REIT, no more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year, beginning with the second year after our election to be treated as a REIT. In order to facilitate compliance with this requirement, our charter prohibits any individual from owning more than 3.3% in value of our outstanding stock. Pursuant to an exception from this limit contained in our charter, as of December 31, 2016, David Gladstone owned approximately 19.4% of our outstanding common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owned approximately 6.7% of our outstanding common stock. For purposes of the REIT stock ownership diversification requirements, the shares owned by the Gladstone Future Trust are attributed to Mr. Gladstone, resulting in Mr. Gladstone having an aggregate beneficial ownership of 26.1% of our outstanding common stock. Our Board of Directors may also reduce the 3.3% ownership limitation if it determines that doing so is necessary in order for us to maintain our qualification for REIT treatment. However, such a reduction would not be effective for any stockholder who beneficially owns more than the reduced ownership limit. We believe that we have satisfied the ownership diversification requirements, including with respect to our taxable year ended December 31, 2016. However, if, at any point in time, we are unable to comply with the ownership diversification requirements, we could fail to maintain our qualification as a REIT, which could require us to pay taxes and negatively impact our cash available for future distribution.
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
We have elected to treat Land Advisers as a TRS. We may also form other TRSs as part of our overall business strategy. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (or 20% beginning with our taxable year commencing January 1, 2018) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
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
Risks Relating to the Market for our Common Stock and Term Preferred Stock
Future issuances and sales of shares of our common stock or our Term Preferred Stock, or the perception that such issuances will occur, may have adverse effects on our share price.
We cannot predict the effect, if any, of future issuances and sales of common stock or Term Preferred Stock, or the availability of shares for future sales, on the market price of our common stock or Term Preferred Stock. Sales of substantial amounts of common stock or Term Preferred Stock, including shares of common stock or Term Preferred Stock issuable upon the conversion of units of our Operating Partnership that we may issue from time to time or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock or Term Preferred Stock.
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
Shares of the Term Preferred Stock are subordinated to existing and future debt, and your interests could be diluted by the issuance of additional preferred stock or by other transactions.
Payment of accrued dividends on the Term Preferred Stock will be subordinated to all of our existing and future debt and will be structurally subordinate to the obligations of our subsidiaries. In addition, we may issue additional shares of another class or series of preferred stock ranking on parity with the Term Preferred Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up. None of the provisions relating to the Term Preferred Stock relate to or limit our indebtedness or afford the holders of the Term Preferred Stock protection in the event of a highly-leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of the Term Preferred Stock, other than in connection with a Change of

Control Triggering Event (as defined by the Certificate of Designations). These factors may affect the trading price of the Term Preferred Stock.
Our cash available for dividends to holders of our Term Preferred Stock may not be sufficient to pay anticipated dividends, nor can we assure you of our ability to make dividends in the future, and we may need to borrow to make such dividends or may not be able to make such dividends at all.
To remain competitive with alternative investments, our dividend rate may exceed our cash available for dividends, including cash generated from operations. In the event this happens, we intend to fund the difference out of any excess cash on hand or from borrowings under our revolving credit facility. If we do not have sufficient cash available for dividends generated by our assets, or if cash available for dividends decreases in future periods, the market price of our Term Preferred Stock could decrease.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” through the year ending December 31, 2018, unless the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time. We cannot predict if investors will find our common stock or Term Preferred Stock less attractive because we may rely on these exemptions. If some investors find our common stock or Term Preferred Stock less attractive as a result, there may be a less active trading market for our common stock or Term Preferred Stock, and the price of our common stock or Term Preferred Stock may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that the company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of this extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies for as long as we maintain our emerging company status and do not revoke this election. Accordingly, the accounting standards that we apply while we remain an emerging growth company may differ materially from the accounting standards applied by other similar public companies, including emerging growth companies that have elected to opt out of this extended transition period. This election could have a material impact on our financial statements and the comparability of our financial statements to the financial statements of similar public companies. This potential lack of comparability could make it more difficult for investors to value our securities, which could have a material impact on the price of our common stock or Term Preferred Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about the 58 farms we owned as of December 31, 2016.

Property Name	Location	Date Acquired	No. of Farms	Total Acres	Farm Acres	Lease Expiration Date		Net Cost Basis(1)	Encumbrances(2)
San Andreas	Watsonville, CA	6/16/1997	1	307	238	12/31/2020		$4,747,051	$6,917,247
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	6/30/2020		12,030,677	26,956,919
West Beach	Watsonville, CA	1/3/2011	3	196	195	12/31/2023		9,270,197	6,032,246
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	10/31/2020		2,672,113	2,085,347
Keysville Road	Plant City, FL	10/26/2011	2	61	56	6/30/2020		1,239,052	897,600
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	8/4/2017		3,837,942	2,640,000
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	6/30/2017	(3)	3,808,117	2,389,500
38th Avenue	Covert, MI	4/5/2013	1	119	89	4/4/2020		1,236,907	543,207
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	5/31/2028		3,073,737	1,705,915
Natividad Road	Salinas, CA	10/21/2013	1	166	166	10/31/2024		8,914,338	4,323,279
20th Avenue	South Haven, MI	11/5/2013	3	151	94	11/4/2018		1,813,535	914,501
Broadway Road	Moorpark, CA	12/16/2013	1	60	46	12/15/2023		2,870,878	1,698,795
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	12/31/2023		13,972,826	8,137,938
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	2/29/2024		7,681,498	4,236,814
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	9/30/2024		2,314,502	1,556,381
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	9/30/2022		5,716,822	3,522,201
McIntosh Road	Dover, FL	6/20/2014	2	94	78	6/30/2017	(4)	2,428,657	1,439,640
Naumann Road	Oxnard, CA	7/23/2014	1	68	66	7/31/2017		6,752,465	3,524,744
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	10/31/2024		6,810,009	3,933,167
Wauchula Road	Duette, FL	9/29/2014	1	808	590	9/30/2024		13,318,605	7,329,863
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	7/31/2017		24,099,573	13,732,770
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	11/3/2017		6,001,644	3,675,000
Espinosa Road	Salinas, CA	1/5/2015	1	331	329	10/31/2020		16,062,427	10,178,000
Parrish Road	Duette, FL	3/10/2015	1	419	412	6/30/2025		4,094,292	2,374,680
Immokalee Exchange	Immokalee, FL	6/25/2015	2	2,678	1,644	6/30/2020		15,408,261	9,360,000
Holt County	Stuart, NE	8/20/2015	1	1,276	1,052	12/31/2018		5,404,736	3,301,000
Rock County	Bassett, NE	8/20/2015	1	1,283	1,049	12/31/2018		5,384,329	3,301,000
Bear Mountain	Arvin, CA	9/3/2015	3	854	841	1/9/2031		26,837,231	11,279,182
Corbitt Road	Immokalee, FL	11/2/2015	1	691	390	12/31/2021		3,733,152	2,165,760
Reagan Road	Willcox, AZ	12/22/2015	1	1,239	875	12/31/2025		5,717,113	3,210,000
Gunbarrel Road	Alamosa, CO	3/3/2016	3	6,191	4,730	2/28/2021	(5)	24,704,494	15,303,500
Calaveras Avenue	Coalinga, CA	4/5/2016	1	453	435	10/31/2025		15,187,423	9,161,418
Orange Avenue	Fort Pierce, FL	7/1/2016	1	401	400	6/30/2023		5,088,923	3,072,602
Lithia Road	Lithia, FL	8/11/2016	1	72	55	5/31/2021		1,694,521	1,020,000
Baca County	Edler, CO	9/1/2016	5	7,384	6,785	12/31/2020		6,381,955	3,051,727
Diego Ranch	Stanislaus, CA	9/14/2016	1	1,357	1,309	11/15/2019		13,999,584	7,273,282
Nevada Ranch	Merced, CA	9/14/2016	1	1,130	1,021	11/15/2019		13,234,157	6,713,799
Central Avenue	Kerman, CA	10/13/2016	1	197	195	10/31/2026		6,491,229	3,900,000
Horse Creek	Baca, CO	12/28/2016	1	16,595	11,742	12/31/2020		11,711,818	5,900,005
			58	50,592	39,895			$325,746,790	$208,759,029

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

(2)
Excludes approximately $1.4 million of deferred financing costs related to mortgage notes and bonds payable included in Mortgage notes and bonds payable, net on the accompanying Consolidated Balance Sheet.

(3)	There are three agricultural leases and one commercial lease on this property. Each of the agricultural leases expires on June 30, 2017, and the commercial lease expires on June 30, 2018.

(4)	There are two leases in place on this property, one expiring on June 30, 2017, and the other expiring on June 30, 2019.

(5)	The lease agreement on this property includes two terms. The rental period for the land expires on February 28, 2021, and the rental period for the facilities expires on June 30, 2021.

ITEM 3.	LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began being traded on NASDAQ under the symbol “LAND” on January 29, 2013. The following table reflects the range of the high and low sale prices of our common stock on NASDAQ and the distributions per common share for the periods indicated. Distributions to common stockholders are declared quarterly and paid monthly; amounts presented below represent the cumulative amount of the monthly common stock distributions declared during the respective quarters.

		Price Range		Distributions per
Period		Low	High	Common Share
2015:	Q1	$9.95	$12.28	$0.10500
	Q2	10.25	12.39	0.12000
	Q3	8.96	11.10	0.12000
	Q4	8.20	9.71	0.12000

2016:	Q1	$6.72	$10.16	$0.12000
	Q2	9.61	11.10	0.12375
	Q3	10.54	12.00	0.12375
	Q4	9.51	11.40	0.12750
Distribution Information
Since our initial public offering in 2013, we have never missed a payment of a scheduled distribution on our common stock. Our Board of Directors regularly evaluates our per-share distribution payments as they monitor the capital markets and the impact that the economy has on the Company. The decision as to whether to authorize and pay distributions on shares of our common stock in the future, as well as the timing, amount and composition thereof, will be at the sole and absolute discretion of our Board of Directors in light of conditions then existing, including our earnings, taxable income, FFO, adjusted FFO, financial condition, liquidity, capital requirements, debt maturities, the availability of capital, contractual prohibitions or other restrictions and legal requirements (including applicable requirements that we must satisfy to qualify and to maintain our qualification to be taxed as a REIT) and general overall economic conditions and other factors. While the statements above concerning our distribution policy represent our current expectations, any actual distribution payable will be determined by our Board of Directors based upon the circumstances at the time of declaration and the actual number of common shares then outstanding, and any common distribution payable may vary from such expected amounts.
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

Stockholder Information
As of February 14, 2017:

•	with regards to our common stock, there were 8 registered holders of record and approximately 6,275 beneficial owners;

•	with regards to our Term Preferred Stock, there was 1 registered holder of record and approximately 1,100 beneficial owners; and

•
with regards to our OP Units, other than the Company, there were five holders of our OP Units. After a mandatory one-year holding period, our OP Units are redeemable at the option of the holder for cash or, at our election, shares of our common stock on a one-for-one basis.

The closing stock prices of our common stock and Term Preferred Stock as of December 31, 2016, were $11.24 and $25.44, respectively.
Stock Performance Graph
The following graph compares the total cumulative stockholder return of our common stock against that of the Standard & Poor's 500 Index (the "S&P 500") and the National Association of Real Estate Investment Trusts ("NAREIT") Composite Index (the "NAREIT Index"), assuming an initial investment of $100 in cash made in each on January 29, 2013. All values assume full reinvestment of any distributions.
The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance.

		As of December 31,
	1/29/2013*	2013	2014	2015	2016
LAND	$100.00	$116.07	$80.57	$68.18	$93.02
S&P 500	100.00	122.58	136.55	135.55	148.48
NAREIT Index	100.00	98.13	124.85	127.41	139.36
* Our common stock began trading on NASDAQ on January 29, 2013. The returns on investment for the S&P 500 and the NAREIT Index were calculated using data based on a purchase date of January 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012 is derived from our audited and unaudited consolidated financial statements and from internal records. The data should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this report.

	As of and For the Years Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Net investments in real estate, at cost(1)	$325,746,790	$222,196,559	$144,575,239	$75,476,360	$37,298,988
Total assets(2)	$333,985,019	$228,684,025	$150,804,439	$93,390,536	$40,717,013
Total indebtedness(3)	$208,759,029	$142,733,157	$86,417,361	$43,154,165	$30,817,880
Total equity	$87,777,162	$78,006,719	$59,969,328	$48,511,992	$8,136,726
Total common shares outstanding(4)	10,024,875	9,992,941	7,753,717	6,530,264	2,750,000
Operating Data:
Total operating revenues	$17,316,617	$11,901,461	$7,184,922	$4,038,138	$3,390,594
Operating income	$7,056,587	$4,568,781	$1,599,972	$1,357,453	$1,901,615
Net income (loss)	$473,488	$568,545	$(125,133)	$(1,224,683)	$600,373
Funds from operations(5)	$5,660,737	$3,667,554	$1,610,511	$(502,228)	$1,074,853
Adjusted funds from operations(6)	$5,823,944	$3,440,196	$1,712,697	$998,104	$1,566,508
Share and Per-Share Data:
Diluted weighted-average total shares outstanding(4)	10,773,701	8,639,397	6,852,917	6,214,557	2,750,000
Diluted net income (loss)	$0.045	$0.070	$(0.020)	$(0.200)	$0.220
Diluted funds from operations(5)	$0.525	$0.420	$0.240	$(0.080)	$0.390
Diluted adjusted funds from operations(5)	$0.541	$0.400	$0.250	$0.160	$0.570
Distributions per total share(7)	$0.495	$0.465	$0.360	$1.490	$—
Supplemental Data:
Cash flows from operations	$8,402,522	$4,753,835	$3,543,622	$(460,353)	$1,137,777
Number of farms owned	58	43	32	21	12
Total acres owned	50,592	16,810	8,039	6,000	1,630
Occupancy rate	100%	100%	100%	100%	100%
Farmland portfolio value(8)	$401,121,991	$285,315,980	$192,952,933	$115,977,120	$75,459,000
Net asset value per share(8)	$14.21	$14.20	$13.94	$13.51	$16.82

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

(2)
We adopted ASU 2015-03 and ASU 2015-05 (each as defined in Note 2, "Summary of Significant Accounting Policies," in the accompanying notes to our consolidated financial statements) during the year ended December 31, 2016, which, collectively, require the presentation of debt issuance costs (other than line of credit arrangements) on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred financing costs. All periods presented have been retroactively adjusted.

(3)
Representative of the principal balances outstanding, excluding debt issuance costs, of all borrowings (short- and long-term), including mortgage notes and bonds payable and borrowings under our line of credit, plus our Term Preferred Stock.

(4)	Excludes OP Units held by third parties. As of December 31, 2016, there were 1,449,258 OP Units held by third parties; there were no OP Units held outside of the Company prior to 2016.

(5)	Funds from operations is a term developed by NAREIT and is defined below. A reconciliation of net income to funds from operation is also below.

(6)	Adjusted funds from operations is defined below. A reconciliation of net income to adjusted funds from operation is also below.

(7)	2013 distributions included a one-time declaration to distribute the final amount of remaining earnings and profits from prior years.

(8)	As presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Asset Value.”
Funds from Operations, Core Funds from Operations and Adjusted Funds from Operations
NAREIT developed funds from operations (“FFO”) as a relative non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We further present core FFO (“CFFO”) and adjusted FFO (“AFFO”) as additional non-GAAP financial measures of our operational performance, as we believe both CFFO and AFFO improve comparability on a period-over-period basis and are more useful supplemental metrics for investors to use in assessing our operational performance on a more sustainable basis than FFO. We believe that these additional performance metrics provide investors with additional insight to how management measures our ongoing performance, as each of CFFO and AFFO (and their respective per-share amounts) are used by management and our board of directors, as appropriate, in assessing overall performance, as well as in certain decision-making analysis, including, but not limited to, the timing of acquisitions and potential equity raises (and the type of securities to offer in any such equity raises), the determination of any fee credits and declarations of distributions on our common stock. We believe that net income is the most directly-comparable GAAP measure to each of FFO, CFFO and AFFO.
Specifically, we believe that FFO is helpful to investors in better understanding our operating performance, primarily because its calculation excludes depreciation and amortization expense on real estate assets, as we believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, particularly with farmland real estate, whose value does not diminish in a predictable manner over time, as historical cost depreciation implies. Further, we believe that CFFO and AFFO are helpful in understanding our operating performance in that it removes certain items that, by their nature, are not comparable on a period-over-period basis and therefore tend to obscure actual operating performance. In addition, we believe that providing CFFO and AFFO as additional performance metrics allows investors to gauge our overall performance in a manner that is more similar to how our performance is measured by management (including their respective per-share amounts), as well as by analysts and the overall investment community.
We calculate CFFO by adjusting FFO for the following items:

•
Acquisition-related expenses. Acquisition-related expenses (i.e., due diligence costs) are incurred for investment purposes and do not correlate with the ongoing operations of our existing portfolio. Further, due to the inconsistency in which these costs are incurred and how they are treated for accounting purposes, we believe the exclusion of these expenses improves comparability of our operating results on a period-to-period basis.

•
Acquisition-related accounting fees. Certain auditing and accounting fees we incur are directly related to acquisitions and vary depending on the number and complexity of acquisitions completed during a period. Due to the inconsistency in which these costs are incurred, we believe the exclusion of these expenses improves comparability of our results on a period-to-period basis. We modified our definition of AFFO to include an adjustment for these costs beginning with the three months ended March 31, 2015, and will apply the same modified definition of AFFO for all prior periods presented to provide consistency and better comparability.

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
Further, we calculate AFFO by adjusting CFFO for the following items:

•
Rent adjustments. This adjustment removes the effects of straight-lining rental income, as well as the amortization related to above-market lease values and accretion related to below-market lease values, deferred revenue and tenant improvements, resulting in rental income reflected on a modified accrual cash basis. In addition to these adjustments, beginning with the three months ended June 30, 2015, we modified our calculation in our definition of AFFO to provide greater consistency and comparability due to the period-to-period volatility in which cash rents are received. To coincide with our tenants’ harvest seasons, our leases typically provide for cash rents to be paid at various points throughout the lease year, usually annually or semi-annually. As a result, cash rents received during a particular period may not necessarily be comparable to other periods or represent the cash rents indicative of a given lease year. Therefore, we have adjusted AFFO to normalize the cash rent received pertaining to a lease year over that respective lease year on a straight-line basis, resulting in cash rent being recognized ratably over the period in which the cash rent is earned. We will apply the same modified definition of AFFO for all prior periods presented to provide consistency and better comparability.

•
Amortization of deferred financing costs. The amortization of costs incurred to obtain financing is excluded from AFFO, as it is a non-cash expense item that is not directly related to the performance of our properties.

We believe the foregoing adjustments aid our investors' understanding of our ongoing operational performance.
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
Diluted funds from operations ("Diluted FFO"), diluted core funds from operations ("Diluted CFFO") and diluted adjusted funds from operations ("Diluted AFFO") per share are FFO, CFFO and AFFO, respectively, divided by the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding on a fully-diluted basis during a period. We believe that diluted earnings (loss) per share is the most directly-comparable GAAP measure to each of Diluted FFO, CFFO and AFFO per share. Because many REITs provide Diluted FFO, CFFO and AFFO per share information to the investment community, we believe these are useful supplemental measures when comparing us to other REITs.
We believe that FFO, CFFO and AFFO and Diluted FFO, CFFO and AFFO per share are useful to investors because they provide investors with a further context for evaluating our FFO, CFFO and AFFO results in the same manner that investors use net income and EPS in evaluating net income.
The following table provides a reconciliation of our FFO, CFFO and AFFO for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 to the most directly-comparable GAAP measure, net income (loss), and a computation of diluted FFO, CFFO and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding during the respective periods:

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Net income (loss)	$473,488	$568,545	$(125,133)	$(1,224,683)	$600,373
Plus: Real estate and intangible depreciation and amortization	5,187,249	3,113,492	1,735,644	722,455	474,480
Less: Gains on sale of real estate	—	(14,483)	—	—	—
FFO available to common stockholders and OP Unitholders	5,660,737	3,667,554	1,610,511	(502,228)	1,074,853
Plus: Acquisition-related expenses	246,389	467,048	520,352	153,725	153,494
Plus: Acquisition-related accounting fees	114,650	90,040	151,250	75,250	16,000
Plus: Income tax provision	—	—	26,502	1,519,730	300,319
(Minus) plus: Other (receipts) charges, net(1)	—	(408,172)	(173,275)	—	—
CFFO available to common stockholders and OP Unitholders	6,021,776	3,816,470	2,135,340	1,246,477	1,544,666
Net rent adjustments(2)	(439,134)	(483,080)	(475,929)	(278,397)	(37,630)
Plus: Amortization of deferred financing costs	241,302	106,806	53,286	30,024	59,472
AFFO available to common stockholders and OP Unitholders	$5,823,944	$3,440,196	$1,712,697	$998,104	$1,566,508

Weighted average common shares outstanding – basic & diluted	10,007,350	8,639,397	6,852,917	6,214,557	2,750,000
Weighted-average OP Units outstanding(3)	766,351	—	—	—	—
Weighted-average total shares outstanding	10,773,701	8,639,397	6,852,917	6,214,557	2,750,000

Diluted FFO per weighted average total share	$0.53	$0.42	$0.24	$(0.08)	$0.39
Diluted CFFO per weighted average total share	$0.56	$0.44	$0.31	$0.20	$0.56
Diluted AFFO per weighted average total share	$0.54	$0.40	$0.25	$0.16	$0.57

(1)
2015 adjustments consist of the removal of (i) a credit we received from our Advisor related to a new property acquisition, (ii) repairs incurred as a result of a fire on one of our properties during 2014 that were expensed during 2015, and (iii) insurance proceeds received during 2015 as a result of the same fire. 2014 adjustments consist of the removal of (i) repairs incurred as a result of the aforementioned fire that were expensed during 2014, and (ii) insurance proceeds received during 2014 as a result of the same fire.

(2)
Using our previous definition of AFFO, the net adjustment for cash rents for the years ended December 31, 2014, 2013, and 2012 would have been an increase (decrease) of $1,089,057, $(7,320) and $(296,801), respectively.

(3)
Includes only OP Units held by third parties. As of December 31, 2016, there were 1,449,258 OP Units held by non-controlling limited partners, representing 12.6% of all OP Units issued and outstanding. There were no OP Units held outside of the Company prior to 2016.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged primarily in the business of owning and leasing farmland; we are not a grower, nor do we farm the properties we own. We currently own 59 farms comprised of 54,340 acres across seven states in the U.S. (Arizona, California, Colorado, Florida, Michigan, Nebraska and Oregon). We also own several farm-related facilities, such as cooling facilities, buildings utilized for the storage and assembly of boxes for shipping produce ("box barns"), packinghouses, processing facilities and various storage facilities. These farms and facilities are currently leased to 40 different, unrelated tenants that are either independent or corporate farming operations. We intend to acquire more farmland in these and other states in our regions of focus that is already or will be leased to farmers, and we expect that most of our future tenants will also be independent or corporate farming operations that are unrelated to us. We also expect to acquire more property related to farming, such as cooling facilities, freezer buildings, packinghouses, box barns, silos, storage facilities, greenhouses, processing plants and distribution centers. We generally lease our properties on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs (including drought insurance if we acquire properties that depend upon rainwater for irrigation), maintenance and other operating costs. We may also elect to sell farmland at certain times, such as when the land could be developed by others for urban or suburban uses.
To a lesser extent, we may provide senior secured, first-lien mortgages to farmers for the purchase of farmland and farm-related properties. We expect that any mortgages we make would be secured by farming properties that have been in operation for over five years with a history of crop production and profitable farming operations. To date, we have not identified any properties for which to make loans secured by properties.
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
We conduct substantially all of our investment activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, approximately 87.4% of the units of limited partnership interest in the Operating Partnership (“OP Units”). We have the ability and expectation to continue to offer equity ownership in our Operating Partnership by issuing OP Units from time to time, in whole or in part, in exchange for agricultural real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the realization of capital gains until they redeem the OP Units or sell the OP Units for cash. Persons who receive OP Units in our Operating Partnership in exchange for real estate or interests in entities that own real estate will be entitled to cause us to redeem these OP Units for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the OP Units for one year.
We intend to continue to lease our farms and farm-related facilities to independent or corporate farming operations that sell their products through national corporate marketers-distributors, and we expect to continue to earn rental income from our farmland investments.
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits and general expenses.

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
We expect that most of our future tenants will continue to be independent or corporate farming operations that are unrelated to us, and we intend to continue to lease most of our properties under triple-net leases. We are actively seeking and evaluating other farm properties for potential purchase; however, all potential acquisitions will be subject to due diligence procedures and future financings, and there can be no assurance that we will be successful in identifying or acquiring additional properties in the future.
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 59 farms leased to 40 different, unrelated tenants. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also begun to diversify our portfolio into farmland suitable for other crop types, including permanent crops, consisting primarily of almonds, pistachios and blueberries, and certain commodity crops, consisting primarily of corn and beans. The following table summarizes the different sources of revenues for our properties owned and with leases in place as of and for the years ended December 31, 2016 and 2015:

	As of and For the Year Ended December 31, 2016				As of and For the Year Ended December 31, 2015				Annualized GAAP Rental Revenue as of December 31, 2016
Revenue Source	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Rental Revenue	% of Total Revenue
Annual row crops – fresh produce(1)	9,768	24.5%	$11,251,648	65.0%	7,293	56.0%	$9,220,387	77.6%	$11,718,461	57.4%
Annual row crops – commodity crops(2)	25,874	64.8%	1,715,766	9.9%	4,436	34.1%	667,045	5.6%	2,799,242	13.7%
Subtotal – Total annual row crops	35,642	89.3%	12,967,414	74.9%	11,729	90.1%	9,887,432	83.2%	14,517,703	71.1%
Permanent crops(3)	4,253	10.7%	2,581,398	14.9%	1,293	9.9%	833,210	7.0%	4,027,763	19.8%
Subtotal – Total crops	39,895	100.0%	15,548,812	89.8%	13,022	100.0%	10,720,642	90.2%	18,545,466	90.9%
Facilities and other(4)	—	—%	1,756,657	10.2%	—	—%	1,167,449	9.8%	1,867,769	9.1%
Total	39,895	100.0%	$17,305,469	100.0%	13,022	100.0%	$11,888,091	100.0%	$20,413,235	100.0%

(1)
Includes berries and other fruits, such as melons, raspberries and strawberries, and vegetables, such as arugula, broccoli, cabbage, carrots, celery, cilantro, cucumbers, edamame, green beans, kale, lettuce, mint, onions, peas, peppers, potatoes, radicchio, spinach and tomatoes.

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

Our acquisition of 47 farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations of our properties with leases in place as of and for the years ended December 31, 2016 and 2015:

	As of and For the Year Ended December 31, 2016				As of and For the Year Ended December 31, 2015				Annualized GAAP Rental Revenue as of 12/31/2016
State	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
California	6,713	13.3%	$9,829,177	56.8%	3,576	21.3%	$7,754,945	65.2%	$11,430,139	56.0%
Florida	5,567	11.0%	3,293,475	19.0%	5,092	30.3%	2,166,660	18.2%	3,542,938	17.4%
Colorado	30,170	59.6%	1,452,581	8.4%	—	—	—	—	2,691,315	13.2%
Oregon	2,313	4.6%	1,171,887	6.8%	2,313	13.8%	1,168,725	9.8%	1,177,363	5.8%
Arizona	3,000	5.9%	729,232	4.2%	3,000	17.8%	338,446	2.9%	742,363	3.6%
Nebraska	2,559	5.1%	579,630	3.4%	2,559	15.2%	211,908	1.8%	579,630	2.8%
Michigan	270	0.5%	249,487	1.4%	270	1.6%	247,407	2.1%	249,487	1.2%
Total	50,592	100.0%	$17,305,469	100.0%	16,810	100.0%	$11,888,091	100.0%	$20,413,235	100.0%
Leases
Most of our agricultural leases are on a triple-net basis and have original terms ranging from 3 to 10 years for farms growing row crops and 5 to 15 years for farms growing permanent crops, often with options to extend the lease further. Rent is generally payable to us on either an annual or semi-annual basis. Further, most of our leases contain provisions that provide for annual increases in the rental amounts payable by the tenants, often referred to as escalation clauses. The escalation clauses may specify fixed dollar amount or percentage increases each year, or it may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect then-current market rents. We also have leases that include variable rents based on the success of the harvest each year. In these types of agreements, we will generally require the lease to include the guarantee of a minimum amount of rental income that satisfies our investment return criteria. Currently, our 59 farms are leased under agricultural leases with original terms ranging from 1 to 15 years, with 39 farms leased on a pure, triple-net basis, and 20 farms leased on a partial-net basis, with the landlord responsible for all or a portion of the related property taxes. Additionally, five of our farms are leased under agreements that include a variable rent component.
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
Lease Expirations
Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for renewal or extension. As of January 1, 2016, we had two agricultural leases that were originally due to expire in 2016. One lease was on a farm in Florida, which we renewed for an additional three years at an annualized, straight-line rental rate representing an increase of 17.9% over that of the previous lease. The second lease was on a farm in California, which we renewed for an additional four years at an annualized, straight-line rental rate representing an increase of 28.1% over that of the previous lease. However, in connection with the renewal of the lease on the California farm, we also assumed the responsibility for the property taxes on the property, which were the tenant's responsibility under the old lease. Factoring in the additional property tax expense with the increased rental rate, the expected overall increase in annualized net income from the property under the term of the new lease is expected to be approximately 9.0% higher than that under the prior lease.
The following table summarizes the lease expirations by year for the properties owned and with leases in place as of December 31, 2016:

Year	Number of Expiring Leases		Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Year Ended December 31, 2016	% of Total Rental Revenue
2017	11	(1)	866	1.7%	$2,296,025	13.3%
2018	4		2,710	5.4%	825,485	4.8%
2019	3		2,524	5.0%	419,740	2.4%
2020	9		28,200	55.7%	5,247,810	30.3%
2021	4		6,954	13.7%	1,606,592	9.3%
2022	1		145	0.3%	315,896	1.8%
Thereafter	15		9,193	18.2%	6,593,921	38.1%
Totals	47		50,592	100.0%	$17,305,469	100.0%

(1)
Includes a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis, for which we recorded $32,109 of rental revenue during the year ended December 31, 2016.

We are currently in negotiations with the existing tenants on our farms that have leases scheduled to expire in 2017, and we anticipate being able to renew each of the leases prior to their respective expirations with the existing tenants. However, there can be no assurance that we will be able to renew the leases at rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Business Environment
Increasing global demand for natural foods has continued to lead to both steady and significant increases in farmland values across the majority of the U.S. over the past decade. According to the U.S. Department of Agriculture (the “USDA”), average per-acre values of U.S. cropland have doubled over the past decade. Moreover, according to the National Council of Real Estate Investment Fiduciaries (“NCREIF”), the values of U.S. farmland have averaged returns of 7.1% in 2016 and 14.7% annually since 2001. These value increases are even higher for high-quality U.S. cropland (our current investment focus), partially in response to lifestyle shifts away from processed and frozen foods and towards fresh produce and other natural foods. During 2016, farmland values in parts of the Midwest again declined slightly, driven primarily by low grain prices, while regions including the west coast, mountain and southeast regions experienced total annual returns between 7.8% and 10.4%, which were the highest in the country, according to NCREIF. We expect these three regions, which grow the vast majority of the U.S. fruits and vegetables, to continue to experience consistent appreciation and increased rental rates as per-capita income rises and a higher percentage of household income is dedicated towards food.
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
We believe that population growth and the rising demand for natural foods and, indirectly, U.S. farmland, which is drastically mismatched with the shrinking supply of farmland, will result in a strong increase in demand for our farms over the long-term, enabling us to consistently increase the rental rates on our farms. We also expect that the values of our farmland will increase at rates greater than that of inflation, helping to offset the impact of expected rising interest rates. However, while increased development and changing patterns of use are likely to increase the land values and rents in our portfolio, it could also result in upward pressure on prices for farms, which could potentially outpace market rents. We intend to mitigate this risk by including annual escalations and market-rate adjustments to rental rates in our leases, while continuing to seek out superior and diversified cropland across the U.S.
Recent record rain and snowfall along the west coast has alleviated many concerns over water availability in most of California. According to California's Department of Water Resources, as of February 6, 2017, the season-to-date precipitation totals across the state's three main reporting stations averaged 215% of normal, the snowpack levels were 176% of normal across the state and the runoff from the overall Sierra Nevada snowpack stood at the highest level since 1995 for this point in the year. Currently, less than 2% of the state's surface area is classified as being under "extreme drought conditions," as compared to 64% at this time last year. The heavy precipitation has recharged wells, reservoirs and lakes across the state, providing farmers with greater access to water. The weather in California continues to be favorable for growing fresh produce, particularly strawberries, as quality and yields remain high. The agricultural industry in the Southeast region of the U.S., especially Florida, continues to be bolstered by overall economic growth and trade expansion. Farmland is increasingly being acquired for development, making existing farms more valuable. Growers continue to face certain challenges, including competition from Mexico and changing weather patterns and plant pathogens, but are adapting and embracing new technologies to overcome those challenges. Farmland values and farmland rents have continued to increase at a steady pace.
Many in the agricultural industry are also waiting to see what kinds of policy changes will be made by the new presidential administration that may affect the U.S. agricultural industry. Initial indications of reduced regulatory burdens, expected repeal of the Environmental Protection Agency's "waters of the U.S." rule and new cabinet picks with extensive agricultural backgrounds are positive, while potential immigration and trade reform is likely to have mixed impacts across the industry.

Recent Developments
Investment and Leasing Activity
Property Acquisitions
Since January 1, 2016, through the date of this filing, we have acquired 16 farms in 10 separate transactions, which are summarized in the table below:

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Rent(1)
Gunbarrel Road (2)	Alamosa, CO	3/3/2016	6,191	3	Organic Potatoes	5 years	1 (5 years)	$25,735,815	$119,085	(3)	$1,590,614
Calaveras Avenue	Coalinga, CA	4/5/2016	453	1	Pistachios	10 years	1 (5 years)	15,470,000	38,501	(4)	773,500	(5)
Orange Avenue	Fort Pierce, FL	7/1/2016	401	1	Vegetables	7 years	2 (7 years)	5,100,000	37,615	(4)	291,173
Lithia Road	Plant City, FL	8/11/2016	72	1	Strawberries	5 years	None	1,700,000	38,296	(3)	97,303
Baca County(6)	Edler, CO	9/1/2016	7,384	5	Grass Hay and Alfalfa	4 years	1 (5 years)	6,322,853	72,558	(4)	383,734
Diego Ranch(7)	Stanislaus, CA	9/14/2016	1,357	1	Almonds	3 years	3 (5 years) & 1 (3 years)	13,996,606	63,909	(3)	621,092
Nevada Ranch	Merced, CA	9/14/2016	1,130	1	Almonds	3 years	3 (5 years) & 1 (3 years)	13,231,832	41,650	(3)	574,256
Central Avenue	Kerman, CA	10/13/2016	197	1	Almonds	10 years	2 (5 years)	6,500,000	29,284	(4)	325,032
Horse Creek(8)	Baca, CO	12/28/2016	16,595	1	Grass Hay and Alfalfa	4 years	1 (5 years)	11,664,849	54,644	(4)	716,967
Citrus Boulevard	Stuart, FL	1/12/2017	3,748	1	Organic Vegetables	7 years	5 (5 years)	54,000,000	59,991	(4)	2,927,537
			37,528	16				$153,721,955	$555,533		$8,301,208

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

(2)
As partial consideration for the acquisition of this property, we issued 745,879 OP Units, constituting an aggregate fair value of approximately $6.5 million as of the acquisition date. We incurred $25,500 of legal costs in connection with the issuance of these OP Units.

(3)
Acquisition accounted for as a business combination under Accounting Standards Codification ("ASC") 805. As such, all acquisition-related costs were expensed as incurred, other than direct leasing costs, which were capitalized. In aggregate, we incurred $9,520 of direct leasing costs in connection with these acquisitions.

(4)
Acquisition accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired. The figures above represent only the costs paid for or accrued for as of the date of this filing.

(5)	Lease also provides for a variable rent component based on the gross crop revenues earned on the property. The figure above represents only the minimum cash rents guaranteed under the lease.

(6)
As partial consideration for the acquisition of this property, we issued 125,677 OP Units, constituting an aggregate fair value of approximately $1.5 million as of the acquisition date. We incurred $8,235 of legal costs in connection with the issuance of these OP Units.

(7)
As partial consideration for the acquisition of this property, we issued 343,750 OP Units, constituting an aggregate fair value of approximately $3.9 million as of the acquisition date. We incurred $21,710 of legal costs in connection with the issuance of these OP Units.

(8)
As partial consideration for the acquisition of this property, we issued 233,952 OP Units, constituting an aggregate fair value of approximately $2.6 million as of the acquisition date. We incurred $7,675 of legal costs in connection with the issuance of these OP Units.

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

•
McIntosh Road. On February 8, 2016, we renewed the lease on one of our McIntosh Road farms, which was set to expire on June 30, 2016. The lease was renewed for an additional three years, through June 30, 2019, with annualized, straight-line rental income of $63,000, representing a 17.9% increase over that of the previous lease.

•
Wauchula Road. On April 5, 2016, we reimbursed the tenant $569,607 of costs incurred to construct certain irrigation improvements on the farm. As stipulated in the lease, as of April 1, 2016, we began earning an additional $92,634 of annualized, straight-line rental income on this farm throughout the remaining lease term.

•
Parrish Road. On April 5, 2016, we reimbursed the tenant $500,000, which represented our portion of the costs incurred to construct certain irrigation improvements on the farm. As stipulated in the lease, as of April 1, 2016, we began earning an additional $139,073 of annualized, straight-line rental income on this farm throughout the remaining lease term. In addition, in connection with our acquisition of the property in March 2015, we committed to providing $745,000 as additional consideration and reimbursements of certain costs, contingent upon the approval by a local water management district of increases in certain water permits on the property. During the year ended December 31, 2016, these water permits were approved, and we remitted $745,000 to the tenant, who was also the seller of the property.

•	Espinosa Road:

◦
On July 5, 2016, we received payment of approximately $164,000 (including $4,000 of accrued interest) from the California Department of Transportation ("CalTrans") in connection with the settlement of the eminent domain lawsuit for 4.5 acres of nonfarmable land (the "CalTrans Settlement"). Our cost basis of the 4.5 nonfarmable acres was approximately $156,000.

◦
On August 25, 2016, we renewed the lease with the tenant, which was originally set to expire on October 31, 2016. The lease was renewed for an additional four years, through October 31, 2020, with annualized, straight-line rental income of $997,017, representing a 28.1% increase over that of the previous lease. In connection with the renewal, we also assumed the responsibility for the property taxes, which were the tenant's responsibility under the old lease. Factoring in the additional property tax expense with the increased rental rate, the expected overall increase in annualized net income from the property over the term of the new lease is expected to be 9.0% higher than that under the old lease.

•
Colding Loop. On July 15, 2016, we terminated the lease with the tenant occupying Colding Loop and subsequently entered into a new lease with a new tenant to occupy the property on August 5, 2016. The new lease is scheduled to expire on August 4, 2017, and provides for minimum rental payments of $72,400 over its term. In connection with the early termination of the previous lease, during the year ended December 31, 2016, we wrote off $84,600 of deferred rent asset balance to bad debt expense and expensed $8,635 of unamortized leasing costs associated with the previous lease.

Financing Activity
MetLife Credit Facility
On October 5, 2016, we executed an amendment to our credit facility with Metropolitan Life Insurance Company ("MetLife"), which previously consisted of a $100.0 million long-term note payable (the "2015 MetLife Term Note") and a $25.0 million revolving equity line of credit (the "2015 MetLife Line of Credit" and, together with the 2015 MetLife Term Note, as currently amended, the "MetLife Facility"). Pursuant to the amendment, the MetLife Facility now consists of the 2015 MetLife Term Note, the 2015 MetLife Line of Credit, a $50.0 million long-term note payable (the "2016 MetLife Term Note") and a second $25.0 million revolving equity line of credit (the "2016 MetLife Line of Credit"). Simultaneous with the closing of the amendment, we drew approximately $21.6 million under the 2016 MetLife Term Note, with $21.0 million of the proceeds being used to repay the balance previously outstanding under the 2015 MetLife Line of Credit.
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
All other material items of the MetLife Facility remained unchanged. Refer to Note 4, "Borrowings," in the accompanying notes to our consolidated financial statements for further discussion on the MetLife Facility.
Farm Credit
Farm Credit CFL
During the year ended December 31, 2016, we entered into one loan agreement with Farm Credit of Central Florida, FLCA ("Farm Credit CFL"), the terms of which are summarized below:

Date of Issuance	Loan Amount		Maturity Date	Principal Amortization	Interest Rate Terms(1)
7/1/2016	$3,120,000	(2)	6/1/2023	36.0 years	3.78%, fixed throughout term

(1)	Rates represent the stated interest rates, before interest patronage, as described below.

(2)	Proceeds from this loan were used for the acquisition of a new property.
During the three months ended March 31, 2016, we received interest patronage, or refunded interest, from Farm Credit CFL, representing a 16.1% refund of the interest accrued on all borrowings from Farm Credit CFL during the year ended December

31, 2015. This interest patronage reduced the interest rates on our borrowings from Farm Credit CFL during the year ended December 31, 2015, from a weighted-average stated interest rate of 3.42% to a weighted-average effective interest rate of 2.87%. We are unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2016 on our Farm Credit CFL borrowings. Refer to Note 4, "Borrowings," in the accompanying notes to our consolidated financial statements for further discussion on the Farm Credit CFL borrowings.
Farm Credit West
During the year ended December 31, 2016, we entered into two separate loan agreements with Farm Credit West, FLCA ("Farm Credit West"), the terms of which are summarized in the aggregate below:

Dates of Issuance	Loan Amount		Maturity Dates	Principal Amortization	Interest Rate Terms(1)
4/4/2016–10/13/2016	$13,182,000	(2)	11/1/2040–11/1/2041	24.5–26.0 years	3.54%–3.94%, fixed for 5–10 years; variable thereafter

(1)	Rates represent the stated interest rates, before interest patronage.

(2)	Proceeds from this note were used for the acquisition of two new properties.
We expect to receive interest patronage related to interest accrued during 2016 on our Farm Credit West borrowings; however, we are unable to estimate the amount to be received, if any, at this time. Refer to Note 4, "Borrowings," in the accompanying notes to our consolidated financial statements for further discussion on the Farm Credit West borrowings.
Farmer Mac Facility
Pursuant to a bond purchase agreement we entered into with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, for a secured note purchase facility, as currently amended, that provides for bond issuances up to an aggregate principal amount of $125.0 million (the “Farmer Mac Facility”), during the year ended December 31, 2016, we issued three bonds for an aggregate amount of approximately $16.6 million, the terms of which are summarized in the aggregate in the table below:

Dates of Issuance	Gross Proceeds		Maturity Dates	Principal Amortization	Interest Rate Terms
3/3/2016–8/22/2016	$16,551,000	(1)	2/24/2023–8/22/2023	None–9.7 years	2.87%–3.08%, fixed throughout respective terms

(1)	Proceeds from these bonds were used for the acquisition of three new properties.
The maximum borrowing capacity under the Farmer Mac Facility was increased from $75.0 million to $125.0 million pursuant to an amendment we entered into on June 16, 2016, which amendment also extended the term of the bond purchase agreement by two years, to December 11, 2018.
In addition, on January 12, 2017, we issued four separate bonds (the "Bonds") under our Farmer Mac Facility, for which we received total proceeds of $32.4 million. The Bonds, which are interest-only, have terms ranging from 3 to 7 years and will bear interest at fixed rates ranging 2.80% to 3.63% throughout their respective terms, with a weighted-average interest rate of 3.33%. Proceeds from the Bonds were used in the acquisition of a new property. Refer to Note 4, "Borrowings," in the accompanying notes to our consolidated financial statements for further discussion on the Farmer Mac Facility.
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
Generally, we may not redeem shares of the Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. On or after September 30, 2018, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to but excluding the date of redemption. The shares of the Term Preferred have a mandatory redemption date of September 30, 2021. We incurred approximately $1.2 million in total offering costs related to this issuance, which have been recorded net of the Term Preferred Stock as presented on the Consolidated Balance Sheet, and we will amortize these costs over the redemption period, which ends on September 30, 2021.

During the year ended December 31, 2016, we paid aggregate distributions on our Term Preferred Stock of $677,122, or approximately $0.59 per share.
Common Stock At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or our “Sales Agreements”) with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). During the year ended December 31, 2016, we issued and sold 31,934 shares of our common stock at an average sales price of $11.29 per share under the ATM Program for gross proceeds of $360,472 and net proceeds of $355,057. To date, we have sold 64,561 shares of our common stock at an average sales price of $10.23 per share under the ATM Program for gross proceeds of $660,176 and net proceeds of $650,266.
Our Adviser and Administrator
We are externally managed pursuant to a contractual investment advisory arrangement (the “Advisory Agreement”) with our Adviser, under which our Adviser directly employs certain of our personnel and pays their payroll, benefits and general expenses, and our Administrator provides administrative services to us pursuant to a separate administration agreement with our Administrator (the “Administration Agreement”). Both of these agreements became effective on February 1, 2013. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. In addition, two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer), serve as directors and executive directors of each of our Adviser and Administrator. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator's president, general counsel and secretary. The management advisory and administrative services and fees under both of these agreements are described below, and further discussion can also be found in Note 6, "Related-Party Transactions," in the accompanying notes to our consolidated financial statements.
Advisory Agreement
Base Management Fee
Pursuant to the Advisory Agreement, we pay an annual base management fee equal to 2.0% of our adjusted stockholders’ equity, which is defined as our total stockholders’ equity at the end of each quarter less the recorded value of any preferred stock we may issue.
Incentive Fee
Pursuant to the Advisory Agreement, we also pay an additional quarterly incentive fee based on funds from operations (as defined in the Advisory Agreement). For purposes of calculating the incentive fee, our funds from operations, before giving effect to any incentive fee (our “Pre-Incentive Fee FFO”), will include any realized capital gains or losses, less any distributions paid on our preferred stock, but will not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our Pre-Incentive Fee FFO for a particular calendar quarter exceeds a hurdle rate of 1.75% (7% annualized) of our total stockholders’ equity (as shown on the balance sheet) at the end of the quarter. We pay our Adviser an incentive fee with respect to our Pre-Incentive Fee FFO quarterly, as follows:

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
Emerging Growth Company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, Section 107 of the JOBS Act provides that an emerging growth company may choose to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards, meaning that the company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Additionally, we are eligible to take advantage of certain other exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As an emerging growth company, we had the ability to defer compliance with new or revised accounting standards to the dates on which adoption of such standards is required for private companies for as long as we maintain our emerging company status. Had we opted into this, the election could have had an impact on our financial statements and the comparability of our financial statements to the financial statements of similar public companies; however, we did not elect to opt into this extended transition period
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies are provided in Note 2, "Summary of Significant Accounting Policies," in the accompanying notes to our consolidated financial statements, located elsewhere in this Form 10-K, and a summary of our critical accounting policies is below. We consider these policies to be critical because they involve estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations. There were no material changes in our critical accounting policies during the year ended December 31, 2016; however, we early adopted ASU 2017-01 (as defined below), effective October 1, 2016, which is discussed further below.
Purchase Price Allocation
When we acquire real estate, we allocate the purchase price to: (i) the tangible assets acquired and liabilities assumed, consisting of land, buildings, improvements, horticulture and long-term debt, and, if applicable, (ii) any identifiable intangible assets and liabilities, which may consist of the values of above- and below-market leases, in-place lease values, lease origination costs and tenant relationships, based in each case on their fair values.
Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, and other of our acquisitions involve the acquisition of farmland that is already being operated as rental property, in which case we will typically assume the lease in place at the time of acquisition. Prior to us early adopting Accounting Standards Update ("ASU") 2017-01, "Clarifying

the Definition of a Business" (as further described in Note 2, "Summary of Significant Accounting Pronouncements," under the caption, "—Recently-Issued Accounting Pronouncements," in the accompanying consolidated financial statements), acquisitions of farmland already being operated as rental property were generally considered to be business combinations under Accounting Standards Codification ("ASC") 805, "Business Combinations." However, after our early adoption of ASU 2017-01, effective October 1, 2016, we now generally consider both types of acquisitions to be asset acquisitions under ASC 360, "Property Plant and Equipment." ASC 360 requires us to capitalize the transaction costs incurred in connection with the acquisition, whereas ASC 805 required that all costs related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.
Whether our acquisitions are treated as an asset acquisition under ASC 360 or a business combination under ASC 805, the fair value of the purchase price is allocated among the assets acquired and any liabilities assumed by valuing the property as if it was vacant. The "as-if-vacant" value is allocated to land, buildings, improvements and horticulture, based on management's determination of the relative fair values of such assets and liabilities as of the date of acquisition.
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
When we acquire a property with a prior rental history, we may also record above- or below-market lease values related to the in-place leases based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease agreements and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining, non-cancelable term of the lease. When present, we will amortize the fair value of capitalized above-market lease values, included in Other assets on the accompanying Consolidated Balance Sheets, as a reduction of rental income on a straight-line basis over the remaining, non-cancelable terms of the respective leases; and we will amortize the capitalized below-market lease values, included in Other liabilities on the accompanying Consolidated Balance Sheets, as an increase to rental income on a straight-line basis over the remaining, non-cancelable terms of the respective leases, including that of any fixed-price or below-market renewal options. Since the majority of our transactions include either sale-leaseback transactions with newly-originated leases at market rates or the assumption of short-term leases upon acquisition, we do not expect that the values assigned to above- and below-market, in-place leases will be significant for the majority of our transactions.
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
Recently-Issued Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies," in the accompanying notes to our Consolidated Financial Statements for a description of recently-issued accounting pronouncements.

RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:

•	With regard to the comparison between the year ended December 31, 2016 versus 2015:

◦	Same-property basis represents properties owned as of December 31, 2014, and were not vacant at any point during either period presented.

◦	Properties acquired during the prior-year periods are properties acquired during the year ended December 31, 2015.

◦	Properties acquired subsequent to prior-year period are properties acquired subsequent to December 31, 2015.

◦
Properties with vacancy represent properties that were vacant at any point during any period presented. We had one property that was vacant for a portion of the year ended December 31, 2016, and two properties that were vacant for a portion of the year ended December 31, 2015.

•	With regard to the comparison between the year ended December 31, 2015 versus 2014:

◦	Same-property basis represents properties owned as of December 31, 2013, and were not vacant at any point during either period presented.

◦	Properties acquired during the prior-year periods are properties acquired during the year ended December 31, 2014.

◦	Properties acquired subsequent to prior-year period are properties acquired subsequent to December 31, 2014.

◦
Properties with vacancy represent properties that were vacant at any point during any period presented. We had two properties that were vacant for a portion of the year ended December 31, 2015, and two properties that were vacant for a portion of the year ended December 31, 2014.

A comparison of our operating results for the years ended December 31, 2016 and 2015 is below:

	For the Years Ended December 31,
	2016	2015	$ Change	% Change
Operating revenues:
Rental revenues	$17,305,469	$11,888,091	$5,417,378	45.6%
Tenant recovery revenue	11,148	13,370	(2,222)	(16.6)%
Total operating revenues	17,316,617	11,901,461	5,415,156	45.5%
Operating expenses:
Depreciation and amortization	5,187,249	3,113,492	2,073,757	66.6%
Property operating expenses	669,951	729,036	(59,085)	(8.1)%
Acquisition-related expenses	246,389	467,048	(220,659)	(47.2)%
Management and incentive fees, net of fee credits	1,891,318	1,022,479	868,839	85.0%
Administration fee	771,255	679,590	91,665	13.5%
General and administrative	1,493,868	1,321,035	172,833	13.1%
Total operating expenses	10,260,030	7,332,680	2,927,350	39.9%
Operating income	7,056,587	4,568,781	2,487,806	54.5%
Other income (expense)
Other income	109,354	48,531	60,823	125.3%
Interest expense	(6,015,331)	(4,160,482)	(1,854,849)	44.6%
Distributions on Term Preferred Stock	(677,122)	—	(677,122)	NM
Property and casualty recovery, net	—	97,232	(97,232)	(100.0)%
Gain on sale of real estate	—	14,483	(14,483)	(100.0)%
Total other expense	(6,583,099)	(4,000,236)	(2,582,863)	64.6%
Net income	473,488	568,545	(95,057)	(16.7)%
Less net income attributable to non-controlling interests	(25,386)	—	(25,386)	NM
Net income attributable to the Company	$448,102	$568,545	$(120,443)	(21.2)%
NM = Not Meaningful

Operating Revenues
Same-property Analysis

Rental Revenues:	For the Years Ended December 31,
	2016	2015	$ Change	% Change
Same-property basis	$10,031,983	$9,630,629	$401,355	4.2%
Properties acquired during prior-year periods	4,339,764	1,975,424	2,364,340	119.7%
Properties acquired subsequent to prior-year periods	2,636,087	—	2,636,087	—
Properties with vacancy	297,635	282,038	15,596	5.5%
	$17,305,469	$11,888,091	$5,417,378	45.6%
Rental revenues on a same-property basis increased for the year ended December 31, 2016, as compared to the prior year, primarily as a result of our ability to renew existing leases at higher rental rates and earning additional revenue on capital improvements constructed on certain properties. Rental revenues from acquired properties increased for the year ended December 31, 2016, as compared to the prior year, due to the additional revenues recorded from owning the 11 farms we acquired during the year ended December 31, 2015, for the full year in 2016, coupled with the additional revenues earned from the 15 new farms we acquired during the year ended December 31, 2016. Rental revenues from properties with vacancy increased for the year ended December 31, 2016, as compared to the prior year, due to a decrease in the number of aggregate property-vacant days during the year ended December 31, 2016, as compared to the prior year.
Other Operating Revenues
Tenant recovery revenue represents real estate taxes and insurance premiums paid on certain of our properties that, per the leases, are required to be reimbursed by the tenant. Corresponding amounts were also recorded as property operating expenses during the respective periods.
Operating Expenses
Same-property Analysis

Depreciation and amortization:	For the Years Ended December 31,
	2016	2015	$ Change	% Change
Same-property basis	$2,176,842	$2,200,910	$(24,068)	(1.1)%
Properties acquired during prior-year periods	1,376,965	721,003	655,961	91.0%
Properties acquired subsequent to prior-year periods	1,462,923	—	1,462,923	—
Properties with vacancy	170,519	191,579	(21,059)	(11.0)%
	$5,187,249	$3,113,492	$2,073,757	66.6%
Depreciation and amortization expense on a same-property basis decreased for the year ended December 31, 2016, as compared to the prior year, primarily as a result of certain lease intangible amortization periods expiring during 2015 and 2016, partially offset by additional depreciation on site improvements completed on certain properties during 2016. Depreciation and amortization expense on acquired properties increased for the year ended December 31, 2016, as compared to the prior year, due to the additional depreciation and amortization expense recorded from owning the 11 farms we acquired during the year ended December 31, 2015, for the full year in 2016, coupled with the additional depreciation and amortization expense incurred on the 15 new farms we acquired during the year ended December 31, 2016. Depreciation and amortization expense on properties with vacancy decreased for the year ended December 31, 2016, as compared to the prior year, due to writing off a larger amount of unamortized leasing intangibles during the year ended December 31, 2015, as compared to the current year, as a result of an early lease termination.

Property operating expenses:	For the Years Ended December 31,
	2016	2015	$ Change	% Change
Same-property basis	$510,926	$670,123	$(159,197)	(23.8)%
Properties acquired during prior-year periods	128,438	41,479	86,959	209.6%
Properties acquired subsequent to prior-year periods	11,565	—	11,565	—
Properties with vacancy	19,022	17,434	1,588	9.1%
	$669,951	$729,036	$(59,085)	(8.1)%
Property operating expenses consist primarily of real estate taxes, insurance expense and other overhead expenses paid for certain of our properties. Property operating expenses on a same-property basis decreased for the year ended December 31, 2016, as compared to the prior year, primarily due to a decrease in aggregate property tax expense on those properties, as two partial-net leases converted to pure, triple-net leases during three months ended December 31, 2015, and, beginning in 2016, certain other properties were entered into land conservation contracts under the California Land Conservation Act, restricting the land to agricultural use and reducing the property tax assessments on those properties. Property operating expenses on acquired properties increased for the year ended December 31, 2016, as compared to the prior year, primarily due to additional property taxes owed on certain of the farms we acquired during and subsequent to the year ended December 31, 2015. On our overall portfolio, for the year ended December 31, 2016, we accrued approximately $488,000 of aggregate real estate taxes related to certain of our farms, which included the recognition of certain prior-year supplemental taxes as a result of stepped-up tax assessments of those properties after our acquisitions of them, as compared to approximately $574,000 for the prior year.
Other Operating Expenses
Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses decreased for the year ended December 31, 2016, as compared to the prior year, primarily due to the difference in accounting treatment of such expenses incurred in connection with the properties acquired during each of the respective periods (i.e., acquisition costs are capitalized under ASC 360 if the acquisition is considered an asset acquisition, whereas such costs are expensed under ASC 805 if the acquisition is treated as a business combination). We also incurred additional state document stamp taxes on deed transfers incurred in connection with the acquisition of certain properties during the prior year.
The aggregate net fees to our Adviser, including both the management and incentive fees, increased for the year ended December 31, 2016, as compared to the prior year. For the year ended December 31, 2016, the gross management fee increased by approximately $198,000, primarily due to additional common equity raised over the past two years. Since March 31, 2015, through December 31, 2016, we have raised approximately $21.9 million of net proceeds from follow-on common stock offerings (including approximately $0.6 million from the ATM Program), increasing the base (the book value of our common stockholders' equity) on which the management fee is calculated. In addition, on a net basis, the net management fee increased for the year ended December 31, 2016, as compared to the prior year, as a result of a finder's fee of approximately $321,000 earned by our Adviser in connection with one of our acquisitions during the three months ended March 31, 2015, which the Adviser applied as a credit to the management fee (as an irrevocable waiver by our Adviser) for the three months ended March 31, 2015. Our Adviser also earned an incentive fee of approximately $350,000 during the year ended December 31, 2016, due to our pre-incentive fee funds from operations exceeding the required hurdle rate of our total stockholders' equity, as stipulated in our Advisory Agreement. The increase in our pre-incentive fee funds from operations was primarily due to the increase in rental revenues earned on properties acquired during and subsequent to the year ended December 31, 2015, outpacing that of operating expenses other than depreciation and amortization expense. No incentive fee was earned during the prior year.
The administration fee paid to our Administrator increased for the year ended December 31, 2016, as compared to the prior year, primarily due to higher overall costs incurred by our Administrator and us using a higher share of our Administrator’s resources in relation to those used by other funds serviced by our Administrator during the year ended December 31, 2016.
General and administrative expenses increased for the year ended December 31, 2016, as compared to the prior year, primarily as a result of additional legal costs incurred related to obtaining certain permits on one of our California properties and completing the CalTrans Settlement on Espinosa Road, increased accounting fees related to a higher volume of acquisitions during the current year, additional costs associated with updating the valuations of certain of our farms and additional advertising and marketing expenses incurred during the current year. In addition, during the years ended December 31, 2016 and 2015, we wrote off approximately $85,000 and $32,000, respectively, of deferred rent asset balances related to leases on two of our properties that were terminated prior to their expirations and subsequently re-leased to new tenants. These increases were partially offset by lower overhead insurance expense.

Other Income (Expense)
Other income, which consists primarily of interest patronage received from Farm Credit CFL, interest earned on short-term investments and state income tax refunds, increased for the year ended December 31, 2016, as compared to the prior year, primarily due to additional interest patronage received from Farm Credit CFL. During the three months ended March 31, 2016, we received approximately $94,000 of interest patronage from Farm Credit CFL related to interest accrued during 2015, compared to $15,000 of interest patronage received during the prior year. The receipt of this interest patronage resulted in a 16.1% decrease in our effective interest rate on our aggregate borrowings from Farm Credit CFL during the year ended December 31, 2016.
Interest expense increased for the year ended December 31, 2016, as compared to the prior year, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Term Preferred Stock) outstanding for the year ended December 31, 2016, was approximately $176.6 million, as compared to $118.3 million for the prior year. Including interest patronage received on our Farm Credit CFL borrowings, the overall effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, was 3.22% for the year ended December 31, 2016, as compared to 3.42% for the prior year.
During the year ended December 31, 2016, we paid aggregate distributions on our Term Preferred Stock (which distributions are treated as a component of interest expense) of approximately $677,000. There was no Term Preferred Stock outstanding during 2015.
During the year ended December 31, 2015, we received additional insurance proceeds as a result of a fire on one of our properties in California. This claim was closed during the year ended September 30, 2015. There were no claims during the year ended December 31, 2016.
During the year ended December 31, 2015, we executed an agreement for a perpetual right-of-way easement that will allow for the installation of a natural gas pipeline underneath approximately 2.6 nonfarmable acres on one of our properties. In return, we received $17,021 of gross consideration, of which $14,483 was recognized as a capital gain during the year ended December 31, 2015. There were no agreements of this nature executed during the year ended December 31, 2016.
A comparison of our operating results for the years ended December 31, 2015 and 2014 is below:

	For the Years Ended December 31,
	2015	2014	$ Change	% Change
Operating revenues:
Rental revenues	$11,888,091	$7,170,318	$4,717,773	65.8%
Tenant recovery revenue	13,370	14,604	(1,234)	(8.4)%
Total operating revenues	11,901,461	7,184,922	4,716,539	65.6%
Operating expenses:
Depreciation and amortization	3,113,492	1,735,644	1,377,848	79.4%
Property operating expenses	729,036	434,514	294,522	67.8%
Acquisition-related expenses	467,048	520,352	(53,304)	(10.2)%
Management fee, net of fee credits	1,022,479	1,079,534	(57,055)	(5.3)%
Administration fee	679,590	442,584	237,006	53.6%
General and administrative	1,321,035	1,372,322	(51,287)	(3.7)%
Total operating expenses	7,332,680	5,584,950	1,747,730	31.3%
Operating income	4,568,781	1,599,972	2,968,809	185.6%
Other income (expense)
Other income	48,531	47,520	1,011	2.1%
Interest expense	(4,160,482)	(2,009,086)	(2,151,396)	107.1%
Property and casualty recovery, net	97,232	262,963	(165,731)	(63.0)%
Gain on sale of real estate	14,483	—	14,483	NM
Total other expense	(4,000,236)	(1,698,603)	(2,301,633)	135.5%
Net income (loss) before income taxes	568,545	(98,631)	667,176	676.4%
Income tax provision	—	(26,502)	26,502	NM
NET INCOME (LOSS)	$568,545	$(125,133)	$693,678	554.4%
NM = Not Meaningful

Operating Revenues
Same-property Analysis

Rental Revenues:	For the Years Ended December 31,
	2015	2014	$ Change	% Change
Same-property basis	$6,254,269	$6,075,358	$178,911	2.9%
Properties acquired during prior-year periods	3,501,760	968,604	2,533,156	261.5%
Properties acquired subsequent to prior-year periods	1,975,424	—	1,975,424	—
Properties with vacancy	156,638	126,356	30,282	24.0%
	$11,888,091	$7,170,318	$4,717,773	65.8%
Rental revenues on a same-property basis increased for the year ended December 31, 2015, as compared to the prior year, primarily as a result of our ability to renew existing leases at higher rental rates and earning additional revenue on capital improvements constructed on certain properties. Rental revenues from acquired properties increased for the year ended December 31, 2015, as compared to the prior year, due to the additional revenues recorded from owning the 11 farms we acquired during the year ended December 31, 2014, for the full year in 2015, coupled with the additional revenues earned from the 11 farms we acquired during the year ended December 31, 2015. Rental revenues from properties with vacancy increased for the year ended December 31, 2015, as compared to the prior year, due to a decrease in the number of aggregate property-vacant days during the year ended December 31, 2015, as compared to the prior year.
Other Operating Revenues
Tenant recovery revenue represents real estate taxes and insurance premiums paid on certain of our properties that, per the leases, are required to be reimbursed by the tenant. Corresponding amounts were also recorded as property operating expenses during the respective periods.

Operating Expenses
Same-property Analysis

Depreciation and amortization:	For the Years Ended December 31,
	2015	2014	$ Change	% Change
Same-property basis	$1,189,181	$1,236,553	$(47,372)	(3.8)%
Properties acquired during prior-year periods	1,124,343	420,589	703,754	167.3%
Properties acquired subsequent to prior-year periods	721,003	—	721,003	—
Properties with vacancy	78,965	78,502	463	0.6%
	$3,113,492	$1,735,644	$1,377,848	79.4%
Depreciation and amortization expense on a same-property basis decreased for the year ended December 31, 2015, as compared to the prior year, primarily as a result of certain lease intangible amortization periods expiring. Depreciation and amortization expense on acquired properties increased for the year ended December 31, 2015, as compared to the prior year, due to the additional depreciation and amortization expense recorded from owning the 11 farms we acquired during the year ended December 31, 2014, for the full year in 2015, coupled with the additional depreciation and amortization expense incurred on the 11 farms we acquired during the year ended December 31, 2015.

Property operating expenses:	For the Years Ended December 31,
	2015	2014	$ Change	% Change
Same-property basis	$247,274	$350,251	$(102,977)	(29.4)%
Properties acquired during prior-year periods	432,288	78,368	353,919	451.6%
Properties acquired subsequent to prior-year periods	41,479	—	41,479	—
Properties with vacancy	7,995	5,895	2,100	35.6%
	$729,036	$434,514	$294,521	67.8%
Property operating expenses consist primarily of real estate taxes, insurance expense and other overhead expenses paid for certain of our properties.  Property operating expenses on a same-property basis decreased for the year ended December 31, 2015, as compared to the prior year, primarily due to recording additional repairs and maintenance expense during the year ended December 31, 2014, as a result of a fire that damaged a portion of a cooler on one of our California properties, as well as a decrease in aggregate property tax expense, as two partial-net leases converted to pure, triple-net leases during the three months ended December 31, 2015. Property operating expenses on acquired properties increased for the year ended December 31, 2015, as compared to the prior year, primarily due to additional property taxes owed on certain of the farms we acquired during and subsequent to the year ended December 31, 2014. On our overall portfolio, for the year ended December 31, 2015, we accrued approximately $574,000 of aggregate real estate taxes related to certain of our farms, which included the recognition of certain 2014 supplemental taxes as a result of stepped-up tax assessments of those properties after our acquisitions of them, as compared to approximately $237,000 during the prior year.
Other Operating Expenses
Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses decreased for the year ended December 31, 2015, as compared to the prior year, due primarily to the difference in accounting treatment of such expenses incurred in connection with the properties acquired during each of the respective periods (i.e., acquisition costs are capitalized under ASC 360 if the acquisition is considered an asset acquisition, whereas such costs are expensed under ASC 805 if the acquisition is treated as a business combination). In general, we incurred more acquisition-related costs in connection with our 2015 acquisitions than with our 2014 acquisitions due to acquiring larger properties during the year ended December 31, 2015, as compared to the prior year.
The aggregate net fees to our Adviser decreased for the year ended December 31, 2015, as compared to the prior year, as a result of a finder's fee of approximately $321,000 earned by our Adviser in connection with one of our acquisitions during the three months ended March 31, 2015, which the Adviser applied as a credit to the management fee for the three months ended March 31, 2015. For the year ended December 31, 2015, the gross management fee increased by approximately $264,000, primarily due to additional common equity raised over the prior two years. Since June 30, 2014, through December 31, 2015, we raised approximately $35.6 million of net proceeds from follow-on common stock offerings (including approximately $0.3 million from our ATM Program), increasing the base (the book value of our common stockholders' equity) on which the management fee is calculated.
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
General and administrative expenses decreased for the year ended December 31, 2015, as compared to the prior year, primarily as a result of additional professional fees incurred during the prior year for work performed related to our REIT conversion. This decrease was partially offset by increased state filing fees and overhead insurance costs during the current year due to having a larger portfolio, as well as increased costs related to advertising and marketing. In addition, during the year ended December 31, 2015, we wrote off approximately $32,000 of deferred rent asset balances related to a lease on one of our properties that was terminated prior to its expiration and subsequently re-leased to a new tenant.
Other Income (Expense)
Other income, which consists primarily of interest patronage received from Farm Credit CFL, interest earned on short-term investments and state income tax refunds from prior years, remained relatively flat during the year ended December 31, 2015, as compared to the prior year. During the year ended December 31, 2015, we received approximately $15,000 from Farm Credit CFL of interest patronage related to interest accrued during 2014, which resulted in a 12.7% decrease in our effective interest rate on our aggregate borrowings from Farm Credit CFL during the year ended December 31, 2014. This additional income was offset by federal and state income tax refunds from prior years that were received during the year ended December 31, 2014.
Interest expense increased for the year ended December 31, 2015, as compared to the prior year, primarily due to increased overall borrowings. The weighted-average balance of our aggregate borrowings for the year ended December 31, 2015, was approximately $118.3 million, as compared to $53.9 million for the prior year. Including patronage received on our Farm Credit CFL borrowings, the overall effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, was 3.42% for the year ended December 31, 2015, as compared to 3.63% for the prior year.
During the year ended December 31, 2015, we received the remaining insurance proceeds as a result of fires on two of our properties in 2014. No further recoveries are expected, and the claims have been closed.

During the year ended December 31, 2015, we executed an agreement for a perpetual right-of-way easement that will allow for the installation of a natural gas pipeline underneath approximately 2.6 nonfarmable acres on one of our properties. In return, we received $17,021 of gross consideration, of which $14,483 was recognized as a capital gain during the year ended December 31, 2015. There were no agreements of this nature during the year ended December 31, 2014.
Income Tax Provision
During the year ended December 31, 2014, we filed our 2013 federal income tax return, on which we elected to be taxed as a REIT for federal income tax purposes beginning with our tax year ended December 31, 2013. The income tax provision for the year ended December 31, 2014, related to state tax amounts owed to California. As long as we maintain our qualification as a REIT, we do not expect to incur any further federal or state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Since our IPO in January 2013, we have invested approximately $337.6 million into 47 new farms, and we have expended or accrued an additional $15.2 million for capital improvements on existing properties. Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings, including the undrawn commitments available under the MetLife Facility and the Farmer Mac Facility, and issuances of additional equity securities. Our current available liquidity is approximately $6.4 million, consisting of $2.1 million in cash and, based on the current level of collateral pledged, $4.3 million of availability under the MetLife Facility, subject to compliance with covenants.
As of December 31, 2016, our total-debt-to-total-capitalization ratio (including our Term Preferred Stock as debt), at book value, was 72.8%, which is up from 64.7% as of December 31, 2015. However, using the fair value basis of our farmland portfolio, our total-debt-to-total-capitalization ratio (including our Term Preferred Stock as debt) as of December 31, 2016, was 59.3%, which is up from 50.2% as of December 31, 2015 (see "Non-GAAP Financial Information—Net Asset Value" below for an explanation of our fair value process). We are currently exploring additional options for further access to capital.
Future Capital Needs
Our short- and long-term liquidity requirements consist primarily of making distributions to stockholders (including non-controlling OP Unitholders) to maintain our qualification as a REIT, funding our general operating costs, making principal and interest payments on outstanding borrowings, making dividend payments on our Term Preferred Stock and, as capital is available, funding new farmland and farm-related acquisitions consistent with our investment strategy.
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
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related properties. We continue to actively seek and evaluate acquisitions of additional farms and farm-related properties that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We currently have several properties under signed, non-binding letters of intent, a portion of which is expected to be paid in OP Units. In the aggregate, the capital necessary for these acquisitions exceeds our current level of available liquidity, and we are currently exploring various options for access to additional capital. We also have many other properties that are in various other stages of our due diligence process. All potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
Cash Flow Resources
The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31, 2016 and 2015:

	2016	2015	Change ($)	Change (%)
Net change in cash from:
Operating activities	$8,402,522	$4,753,835	$3,648,687	76.8%
Investing activities	(95,500,975)	(78,475,150)	(17,025,825)	(21.7)%
Financing activities	87,003,952	73,634,495	13,369,457	18.2%
Net Change in Cash and Cash Equivalents	$(94,501)	$(86,820)	$(7,681)	8.8%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator and other corporate-
level expenses. The increase in cash provided by operating activities during the year ended December 31, 2016, as compared to the prior year, was primarily due to additional rental payments received from farms we have acquired during the year ended December 31, 2016. This increase was partially offset by increases in certain operating expenses as a result of increased acquisition activity, as well as an increase in cash paid for interest due to increased borrowings and distributions paid on our Term Preferred Stock (which distributions are treated as a component of interest expense) during the year ended December 31, 2016.
Investing Activities
The increase in cash used in investing activities during the year ended December 31, 2016, as compared to the prior year, was primarily due to an increase in cash paid for acquisitions of new farms, as well as additional capital improvements made on existing properties during the year ended December 31, 2016, which, in the aggregate, exceeded that of the prior year by approximately $16.7 million.
Financing Activities
The increase in cash provided by financing activities during the year ended December 31, 2016, as compared to the prior year, was primarily due to the $27.6 million of net proceeds received from the issuance of our Term Preferred Stock, as well as increased net borrowings, as our net borrowings for the year ended December 31, 2016, were approximately $9.7 million more than that during the prior year. These increases were partially offset by the following: (i) during the year ended December 31, 2015, we received approximately $21.2 million of net proceeds from two separate public offerings of our common stock; and (ii) distributions paid on our common stock and OP Units held outside of the Company during the year ended December 31, 2016, exceeded that of the prior year by approximately $1.3 million, primarily due to an increased distribution run rate declared by our Board of Directors, as well as additional OP Units being issued as partial consideration in connection with certain properties we acquired during the year ended December 31, 2016.
Debt Capital
MetLife Facility
As amended on October 5, 2016, in aggregate, the MetLife Facility consists of $150.0 million of term notes and $50.0 million of revolving equity lines of credit. In aggregate, we currently have approximately $105.6 million outstanding under the term notes that bear interest at a fixed rate of 3.16% per annum (which rate is fixed until January 5, 2027) and approximately $37.6 million outstanding under the lines of credit that currently bear interest at 3.26% (which rate is variable). While approximately $53.4 million of the full commitment amount under the MetLife Facility remains undrawn (including approximately $3.4 million of aggregate amortizing principal payments made on the MetLife Term Notes), based on the current level of collateral pledged, we currently have approximately $4.3 million of availability under the facility.
Farm Credit Notes Payable
Farm Credit CFL Notes Payable
Since September 19, 2014, we have closed on nine separate loans with Farm Credit CFL for an aggregate amount of approximately $25.3 million (the "Farm Credit CFL Notes Payable"). We currently have $22.2 million outstanding under the Farm Credit CFL Notes Payable that bear interest at an expected weighted-average effective interest rate (net of expected interest patronage) of 2.92% and have a weighted-average maturity date of January 2031. While we do not currently have any additional availability under our program with Farm Credit CFL based on the properties currently pledged as collateral, we may enter into additional borrowing agreements with Farm Credit CFL in connection with certain potential new acquisitions.
Farm Credit West Notes Payable
Since April 4, 2016, we have closed on two separate loans with Farm Credit West for an aggregate amount of approximately $13.2 million (the "Farm Credit West Notes Payable"). We currently have $13.1 million outstanding under the Farm Credit West Notes Payable that bear interest at an expected weighted-average effective interest rate (net of expected interest patronage) of 2.91% and have a weighted-average maturity date of February 2041. While we do not currently have any additional availability under our program with Farm Credit West based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with Farm Credit West in connection with certain potential new acquisitions.
Farmer Mac Facility
As amended on June 16, 2016, our agreement with Farmer Mac provides for bond issuances up to an aggregate amount of $125.0 million. To date, we have issued aggregate bonds of approximately $82.7 million under the facility, and we currently have $81.7 million outstanding that bear interest at a weighted-average interest rate of 3.10% and have a weighted-average maturity date of May, 2021. While approximately $42.3 million of the full commitment balance remains undrawn, we currently have no additional availability under the Farmer Mac Facility based on the current level of collateral pledged. However, we expect to pledge certain potential new property acquisitions as collateral under the Farmer Mac Facility to utilize some or all of this remaining commitment balance. If we have not issued bonds such that the aggregate bond issuances total $125.0 million by December 11, 2018, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility.
Equity Capital
Including approximately $29.3 million reserved for issuance under our ATM Program, we currently have the ability to raise up to $247.6 million of additional equity capital through the sale and issuance of securities that are registered under our universal registration statement on Form S-3 (File No. 333-194539) in one or more future offerings. However, in the future, we may be limited in the amount of securities we may sell on Form S-3 should the market value of our common stock held by non-affiliates decrease below $75.0 million, as has been the case at certain times during the past 12 months. As we are currently above the $75.0 million threshold for the current measurement period (in connection with this filing), this limitation will not impact us until the next measurement period, which will be when we file our 2017 Annual Report on Form 10-K. However, there can be no assurance that we will be above the $75.0 million threshold at that time.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table presents a summary of our material contractual obligations as of December 31, 2016:

		Payments Due During the Fiscal Years Ending December 31,
Contractual Obligations	Total	2017	2018 – 2019	2020 – 2021	2022+
Debt obligations(1)	$237,509,029	$5,319,053	$30,203,461	$52,351,021	$149,635,494
Interest on debt obligations(2)	53,809,775	5,993,413	11,319,656	9,231,036	27,265,670
Operating obligations(3)	63,885	63,885	—	—	—
Total	$291,382,689	$11,376,351	$41,523,117	$61,582,057	$176,901,164

(1)
Debt obligations include all borrowings outstanding as of December 31, 2016, plus the assumed redemption, for cash, of our Term Preferred Stock, which has a mandatory redemption date of September 30, 2021. Maturity dates of these debt obligations range from July 2018 to November 2041.

(2)
Interest on debt obligations includes distributions paid on our Term Preferred Stock, and estimated interest on the MetLife Lines of Credit. The balances and interest rates on our MetLife Lines of Credit are variable, thus the amounts of interest calculated for purposes of this table were based upon the balances and interest rates in place as of December 31, 2016.

(3)
Operating obligations represent commitments outstanding as of December 31, 2016, primarily related to capital improvement obligations on one of our properties. See Note 8, “Commitments and Contingencies,” of our consolidated financial statements for further discussion on each of these operating obligations.

Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements.

NET ASSET VALUE
Real estate companies are required to record real estate using the historical cost basis of the real estate, adjusted for accumulated depreciation and amortization, and, as a result, the carrying value of the real estate does not typically change as the fair value of the assets change. Thus, a difficulty in owning shares of a real estate-based company is determining the fair value of the real estate so that stockholders can see the value of the real estate increase or decrease over time. For this reason, we believe determining the fair value of our real estate assets is useful to our investors.
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

A breakdown of the methodologies used to value our properties and the aggregate value as of December 31, 2016, determined by each method is shown in the table below:

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value		% of Total Fair Value
Purchase Price	15	33,780	26,672	$98,494,104	$99,754,991		24.9%
Internal Valuation	18	8,553	6,316	84,749,777	92,773,000	(2)	23.1%
Third-party Appraisal(3)	25	8,259	6,907	142,502,909	208,594,000		52.0%
Total	58	50,592	39,895	$325,746,790	$401,121,991		100.0%

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by the Company that were associated with the properties, and adjusted for accumulated depreciation and amortization.

(2)
97.6% of this valuation, or approximately $90.5 million, is supported by values as determined by third-party appraisals performed between April 2014 and November 2015. The difference of $2.3 million represents the net appreciation of those properties since the time of such appraisals, as determined according to our Valuation Policy.

(3)	Appraisals performed between January 2016 and January 2017.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of December 31, 2016, include land values per farmable acre, market rental rates per farmable acre and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$4,630 – $105,000	$58,929	$4,600 – $100,000	$33,171
Market Rent (per farmable acre)	$260 – $4,864	$2,607	$274 – $4,500	$1,504
Market Capitalization Rate	2.52% – 5.50%	3.94%	3.58% – 5.25%	4.57%

Note:
Figures in the above table apply only to the farmland portion of our portfolio and exclude assumptions made relating to farm-related property, such as cooling facilities and box barns, and other structures on our properties, including residential housing and horticulture, as their aggregate value was considered to be insignificant in relation to that of the farmland.

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
Management believes that the purchase prices of the farms acquired during the previous 12 months, the most recent appraisals available for the farms acquired prior to the previous 12 months that were not valued internally and the farms that were valued internally during the previous 12 months fairly represent the current market values of the properties as of December 31, 2016, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended December 31, 2016, from the prior value basis as of September 30, 2016, is provided in the table below:

Total portfolio fair value as of September 30, 2016		$379,983,991
Plus: Acquisition of two new farms during the three months ended December 31, 2016		18,100,000
Plus net value appreciation (depreciation) during the three months ended December 31, 2016:
Five farms valued internally	$1,095,000
Three farms valued via third-party appraisals	1,943,000
Total net appreciation for the three months ended December 31, 2016		3,038,000
Total portfolio fair value as of December 31, 2016		$401,121,991
Management also determined fair values of all of its long-term borrowings. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of December 31, 2016, was approximately $191.8 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of $192.2 million. In addition, using the closing stock price as of December 31, 2016, the fair value of the Term Preferred stock was determined to be approximately $29.3 million, as compared to a carrying value (excluding unamortized related issuance costs) of $28.8 million.
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
As of December 31, 2016, we estimate the NAV per share to be $14.21, as detailed below:

Total equity per balance sheet		$87,777,162
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(325,746,790)
Plus: estimated fair value of real estate holdings(2)	401,121,991
Net fair value adjustment for real estate holdings		75,375,201
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	220,959,029
Less: fair value of aggregate long-term indebtedness(3)(4)	(221,052,764)
Net fair value adjustment for long-term indebtedness		(93,735)
Estimated NAV		$163,058,628
Total shares outstanding(5)		11,474,133
Estimated NAV per common share		$14.21

(1)	Per Net Cost Basis as presented in the table above.

(2)	Per Current Fair Value as presented in the table above.

(3)	Includes the principal balances outstanding of all long-term borrowings (consisting of mortgage notes and bonds payable) and the Term Preferred Stock.

(4)	Long-term mortgage notes and bonds payable were valued using a discounted cash flow model. The Term Preferred Stock was valued based on its closing stock price as of December 31, 2016.

(5)	Includes 10,024,875 shares of common stock and 1,449,258 OP Units held by non-controlling limited partners (representing 12.6% of all OP Units issued and outstanding).

A quarterly rollforward in the estimated NAV per share for the three months ended December 31, 2016, is provided below:

Estimated NAV per common share as of September 30, 2016		$13.68
Plus net income		0.01
Plus change in valuations:
Net change in unrealized appreciation of farmland portfolio(1)	$0.36
Net change in unrealized fair value of long-term indebtedness	0.34
Net change in valuations		0.70
Less distributions		(0.13)
Less dilutive effect of equity issuances(2)		(0.05)
Estimated NAV per common share as of December 31, 2016		$14.21

(1)
The net change in unrealized appreciation of farmland portfolio consists of three components: (i) an increase of $0.26 due to the net appreciation in value of 10 farms that were valued during the three months ended December 31, 2016, (ii) an increase of $0.13 due to the aggregate depreciation and amortization expense recorded during the three months ended December 31, 2016, and (iii) a decrease of $0.03 due to capital improvements made on certain properties that have not been considered in the determination of the respective properties’ estimated fair values.

(2)	Represents the issuance of OP Units in connection with new farm acquisitions.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs, may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated the NAV per share as of December 31, 2016, to be $14.21 per the calculation above, the closing price of our common stock on December 31, 2016, was $11.24, and it has subsequently traded between $10.85 and $12.87 per share.
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
To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2016, we have performed the following analysis, which approximates the annual impact that a 1%, 2% and 3% increase in our effective LIBOR would have on our earnings for the year ended December 31, 2016. For purposes of this analysis, we used the actual balances outstanding on our borrowings during the year and assumed that no further actions were taken to adjust our leases than what actually occurred during the year ended December 31, 2016, to alter our existing interest rate sensitivity.

Interest Rate Changes(1)	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$102,514	$(102,514)
2% Increase to LIBOR	204,146	(204,146)
3% Increase to LIBOR	305,778	(305,778)
 (1) For the year ended December 31, 2016, our effective weighted-average LIBOR was 0.67%; therefore, a 1%, 2% or 3% decrease could not occur.
As of December 31, 2016, excluding our Term Preferred Stock, the fair value of our fixed-rate borrowings outstanding, which accounted for approximately 92.1% of our total indebtedness, at cost, as of December 31, 2016, was approximately $191.8 million. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. If market interest rates had been one percentage point lower or higher than those rates in place as of December 31, 2016, the fair value of our fixed-rate borrowings would have increased or decreased by approximately $2.7 million or $2.6 million, respectively.
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
February 21, 2017

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Gladstone Land Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Gladstone Land Corporation and its subsidiaries as of December 31, 2016, and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 21, 2017

GLADSTONE LAND CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Investment in real estate, net	$326,310,621	$221,783,425
Lease intangibles, net	1,999,773	1,763,541
Cash and cash equivalents	2,438,021	2,532,522
Deferred financing costs related to borrowings under line of credit, net	239,135	132,495
Other assets, net	2,997,469	2,472,042
TOTAL ASSETS	$333,985,019	$228,684,025

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$16,550,000	$100,000
Mortgage notes and bonds payable, net	190,797,012	141,578,935
Series A cumulative term preferred stock, par value $0.001 per share; $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of December 31, 2016; zero shares authorized, issued or outstanding as of December 31, 2015, net(1)	27,655,273	—
Accounts payable and accrued expenses	2,801,194	3,495,339
Due to related parties, net(2)	750,796	565,593
Other liabilities, net	7,653,582	4,937,439
Total liabilities	246,207,857	150,677,306
Commitments and contingencies(3)
EQUITY:
Stockholders' equity:
Common stock, $0.001 par value; 18,000,000 shares authorized, 10,024,875 share issued and outstanding as of December 31, 2016; 20,000,000 shares authorized, 9,992,941 shares issued and outstanding as of December 31, 2015	10,025	9,993
Additional paid-in capital	90,081,837	86,892,095
Distributions in excess of accumulated earnings	(13,401,529)	(8,895,369)
Total stockholders’ equity	76,690,333	78,006,719
Non-controlling interests in Operating Partnership	11,086,829	—
Total equity	87,777,162	78,006,719
TOTAL LIABILITIES AND EQUITY	$333,985,019	$228,684,025

(1)	Refer to Note 5, “Mandatorily-Redeemable Preferred Stock,” for additional information.

(2)	Refer to Note 6, “Related-Party Transactions,” for additional information.

(3)	Refer to Note 8, “Commitments and Contingencies,” for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2016	2015	2014
OPERATING REVENUES:
Rental revenue	$17,305,469	$11,888,091	$7,170,318
Tenant recovery revenue	11,148	13,370	14,604
Total operating revenues	17,316,617	11,901,461	7,184,922
OPERATING EXPENSES:
Depreciation and amortization	5,187,249	3,113,492	1,735,644
Property operating expenses	669,951	729,036	434,514
Acquisition-related expenses	246,389	467,048	520,352
Management fees(1)	1,541,768	1,343,384	1,079,534
Incentive fees(1)	349,550	—	—
Administration fees(1)	771,255	679,590	442,584
General and administrative expenses	1,493,868	1,321,035	1,372,322
Operating expenses before credits from Adviser	10,260,030	7,653,585	5,584,950
Credits to fees from Adviser(1)	—	(320,905)	—
Total operating expenses, net of credits to fees	10,260,030	7,332,680	5,584,950
OPERATING INCOME	7,056,587	4,568,781	1,599,972
OTHER INCOME (EXPENSE):
Other income	109,354	48,531	47,520
Interest expense	(6,015,331)	(4,160,482)	(2,009,086)
Distributions attributable to mandatorily-redeemable preferred stock	(677,122)	—	—
Property and casualty recovery income, net	—	97,232	262,963
Gain on sale of real estate	—	14,483	—
Total other expense	(6,583,099)	(4,000,236)	(1,698,603)
Net income (loss) before income taxes	473,488	568,545	(98,631)
Income tax provision	—	—	(26,502)
NET INCOME (LOSS)	$473,488	$568,545	$(125,133)
Less: net income attributable to non-controlling interests	(25,386)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	448,102	568,545	(125,133)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$0.04	$0.07	$(0.02)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	10,007,350	8,639,397	6,852,917

(1)	Refer to Note 6, “Related-Party Transactions,” for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock			Distributions in Excess of Accumulated Earnings	Non-Controlling Interest
	Number of Shares	Par Value	Additional Paid-in Capital			Total Equity
Balance at December 31, 2013	6,530,264	$6,530	$51,326,262	$(2,820,800)	$—	$48,511,992
Net loss	—	—	—	(125,133)	—	(125,133)
Issuance of common stock, net	1,223,453	1,224	14,040,047	—	—	14,041,271
Distributions	—	—	—	(2,458,802)	—	(2,458,802)
Balance at December 31, 2014	7,753,717	$7,754	$65,366,309	$(5,404,735)	$—	$59,969,328
Net income	—	—	—	568,545	—	568,545
Issuance of common stock, net	2,239,224	2,239	21,525,786	—	—	21,528,025
Distributions	—	—	—	(4,059,179)	—	(4,059,179)
Balance at December 31, 2015	9,992,941	$9,993	$86,892,095	$(8,895,369)	$—	$78,006,719
Net income	—	—	—	448,102	25,386	473,488
Issuance of common stock, net	31,934	32	350,068	—	—	350,100
Distributions	—	—	—	(4,954,262)	(388,756)	(5,343,018)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	14,289,873	14,289,873
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	2,839,674	—	(2,839,674)	—
Balance at December 31, 2016	10,024,875	$10,025	$90,081,837	$(13,401,529)	$11,086,829	$87,777,162
The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$473,488	$568,545	$(125,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,187,249	3,113,492	1,735,644
Amortization of deferred financing costs	241,302	106,806	53,286
Amortization of deferred rent assets and liabilities, net	(178,457)	(200,783)	(194,267)
Allowance for doubtful accounts	71,517	10,219	—
Property and casualty recovery, net	—	(97,232)	(262,963)
Insurance proceeds received utilized for repairs to real estate assets	—	9,965	89,688
Changes in operating assets and liabilities:
Other assets	(321,904)	(124,023)	(684,782)
Accounts payable, accrued expenses, and due to related parties	719,872	523,781	1,180,185
Other liabilities	2,209,455	843,065	1,751,964
Net cash provided by operating activities	8,402,522	4,753,835	3,543,622
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate	(84,592,610)	(74,448,512)	(68,626,968)
Capital expenditures on existing real estate	(9,797,438)	(3,246,646)	(2,619,084)
Proceeds from sale of real estate	155,798	—	—
Decrease (increase) in restricted cash	—	132,741	(132,700)
Deposits on future acquisitions	(500,000)	(50,000)	(350,000)
Deposits applied against real estate investments	(966,725)	(1,150,000)	—
Deposits refunded	200,000	200,000	50,000
Insurance proceeds received capitalized as real estate asset additions	—	87,267	344,512
Net cash used in investing activities	(95,500,975)	(78,475,150)	(71,334,240)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity	360,472	23,132,910	15,024,003
Offering costs	(271,791)	(1,482,029)	(950,965)
Borrowings from mortgage notes payable	54,403,000	60,841,476	41,188,600
Repayments on mortgage note payable	(4,827,128)	(625,680)	(1,825,404)
Net borrowings from (repayments on) line of credit	16,450,000	(3,900,000)	3,900,000
Proceeds from issuance of Series A mandatorily redeemable preferred stock	28,750,000	—	—
Payment of financing fees	(1,817,583)	(273,003)	(738,754)
Distributions paid on common and preferred stock	(4,954,262)	(4,059,179)	(2,458,802)
Distributions paid to non-controlling interests in Operating Partnership	(388,756)	—	—
Payment of contingent consideration	(700,000)	—	—
Net cash provided by financing activities	87,003,952	73,634,495	54,138,678
NET DECREASE IN CASH AND CASH EQUIVALENTS	(94,501)	(86,820)	(13,651,940)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,532,522	2,619,342	16,271,282
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,438,021	$2,532,522	$2,619,342
Cash paid during the year for interest(1)	$5,980,788	$3,262,993	$1,431,214
Cash paid during the year for income taxes	—	—	27,000
NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of non-controlling interests in operating partnership in conjunction with acquisitions	$14,352,993	$—	$—
Real estate additions included in Other assets	—	—	61,500
Real estate additions included in Accounts payable, accrued expenses and due to related parties	162,403	1,157,347	81,072
Real estate additions included in Other liabilities	1,391,654	1,572,365	585,947
Common stock offering and OP Unit issuance costs included in Accounts payable, accrued expenses and due to related parties	8,933	225,684	141,967
Financing fees included in Accounts payable, accrued expenses and due to related parties	8,001	25,120	44,313

(1)	Includes distributions made to our Term Preferred Stock.
The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All references to the number of properties and acreage are unaudited.
NOTE 1. BUSINESS AND ORGANIZATION
Business
Gladstone Land Corporation is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004, and having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland. Subject to certain restrictions and limitations, and pursuant to contractual agreements, our business is managed by Gladstone Management Corporation (the “Adviser”), a Delaware corporation, and administrative services are provided to us by Gladstone Administration, LLC (the “Administrator”), a Delaware limited liability company. Our Adviser and Administrator are both affiliates of ours.
Organization
We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the limited partnership interests in the Operating Partnership ("OP Units"), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of December 31, 2016 and 2015, the Company owned 87.4% and 100.0%, respectively, of the outstanding OP Units (see Note 7, "Equity," for additional discussion regarding OP Units).
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
Real Estate and Lease Intangibles
Our investments in real estate consist of farmland and improvements made to the farmland, consisting of buildings; irrigation and drain systems; coolers, which are storage facilities used for cooling crops; warehouses used for storing, assembling and packing boxes; and horticulture acquired in connection with the land purchase, which currently consists of blueberry bushes and almond, avocado, pistachio and lemon trees. We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the shorter of the estimated useful life or 25 years for horticulture acquired in connection with the purchase of farmland, 5 to 10 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements.
Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, and other of our acquisitions involve the acquisition of farmland that is already being operated as rental property, in which case we will typically assume the lease in place at the time of acquisition. Prior to us early adopting Accounting Standards Update ("ASU") 2017-01, "Clarifying the Definition of a Business" (as further described below under "—Recently-Issued Accounting Pronouncements"), acquisitions of farmland already being operated as rental property were generally considered to be business combinations under Accounting Standards Codification ("ASC") 805, "Business Combinations." However, after early adopting ASU 2017-01, effective October 1, 2016, we now generally consider both types of acquisitions to be asset acquisitions under ASC 360, "Property Plant and Equipment."
Whether an acquisition is considered an asset acquisition or a business combination, both ASC 360 and ASC 805 require that the purchase price of real estate be allocated to (i) the tangible assets acquired and liabilities assumed, consisting of land, buildings, improvements, horticulture and long-term debt, and, if applicable, (ii) any identifiable intangible assets and liabilities, which may consist of the values of above- and below-market leases, in-place lease values, lease origination costs and tenant relationships, based in each case on their fair values. In addition, ASC 360 requires us to capitalize the transaction costs incurred in connection with the acquisition, whereas ASC 805 required that all costs related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.
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
We allocate the purchase price to the fair value of the tangible assets and liabilities of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, buildings, improvements and horticulture, based on management’s determination of the relative fair values of such assets and liabilities as of the date of acquisition.
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
Impairment of Real Estate Assets
We account for the impairment of our tangible and identifiable intangible real estate assets in accordance with ASC 360, which requires us to periodically review the carrying value of each property to determine whether indicators of impairment exist. Such indicators may include, but are not limited to, declines in a property’s operating performance, deteriorating market conditions, vacancy rates and environmental or legal concerns. If circumstances support the possibility of impairment, we prepare a projection of the total undiscounted future cash flows of the specific property, including proceeds from disposition without interest charges, and compare them to the net book value of the property to determine whether the carrying value of the property is recoverable. In performing the analysis, we consider such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, agricultural and business conditions in the regions in which our farms are located and whether there are indications that the fair value of the real estate has decreased. If the carrying amount is more than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying value exceeds the estimated fair value of the property.
We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. During the three months ended June 30, 2014, we had two separate fires that partially damaged structures on two separate properties, which constituted an indicator of impairment. However, in accordance with ASC 360, we assessed the recoverability of the two properties and determined that the net carrying value of each property was fully recoverable. Therefore, no impairment loss was recorded; however, we recorded property and casualty losses for each event. See “—Involuntary Conversions and Property and Casualty Recovery” below for further detail. We further concluded that none of our properties were impaired as of December 31, 2016, and we will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on real estate assets since our inception.
Tenant Improvements
From time to time, our tenants may pay for improvements on certain of our properties with the ownership of the improvements remaining with us, in which case we will record the cost of such improvements as an asset, tenant improvements, along with a corresponding liability, deferred rent liability, on our balance sheet. When we are determined to be the owner of the tenant improvements, such improvements will be depreciated, and the related deferred rent liability will be amortized as an addition to rental income, each over the shorter of the useful life of the respective improvement or the remaining term of the existing lease in place. If the tenant is determined to be the owner of the tenant improvements, any tenant improvements funded by us are treated as a lease incentive and amortized as a reduction of rental income over the remaining term of the existing lease in place. We have not recorded any lease incentives to date. In determining whether the tenant or the Company is the owner of such improvements, several factors will be considered, including, but not limited to: (i) whether the tenant or landlord retains legal title to the improvements upon expiration of the lease; (ii) whether the lease stipulates how such improvements should be treated; (iii) the uniqueness of the improvements (i.e., whether the improvements were made to meet the specific needs or for the benefit of the tenant leasing the property, or if the improvements generally increased the value or extended the useful life of the asset improved upon); (iv) the expected useful life of the improvements relative to the remaining length of the lease; (v) whether the tenant improvements are expected to have significant residual value at the end of the lease term; and (vi) whether the tenant or the Company constructs or directs construction of the improvements. The determination of who owns the improvements can be subject to significant judgment. When we pay for tenant improvements and are determined to be the owner of such improvements, we will record the cost of the improvement as an asset and will depreciate it over its corresponding useful life.

Cash and Cash Equivalents
We consider cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. Our cash and cash equivalents at December 31, 2016 and 2015 were held in the custody of one financial institution, and our balance at times may exceed federally-insurable limits. We did not have any restricted cash or restricted cash equivalents at December 31, 2016, or 2015.
Deferred Financing Costs
Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. Costs associated with our long-term borrowings are deferred and amortized over the terms of the respective financings using the straight-line method, which approximates the effective interest method. In the case of our line of credit, the straight-line method is used due to the revolving nature of the financing instrument. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense. In addition, in accordance with ASC 470, “Debt,” when a financing arrangement is amended so that the only material change is an increase in the borrowing capacity, the unamortized deferred financing costs from the prior arrangement should be amortized over the term of the new arrangement. See "—Recently-Issued Accounting Pronouncements" below for changes in how certain deferred financing costs are reported on our Consolidated Balance Sheet due to our adoption of ASU 2015-03 (as defined below).
Accumulated amortization of deferred financing costs was $465,541 and $224,239 as of December 31, 2016 and 2015, respectively. For the years ended December 31, 2016, 2015 and 2014, total amortization expense related to deferred financing costs was $241,302, $106,806 and $53,286, respectively, and is included in Interest expense on the accompanying Consolidated Statements of Operations. See Note 4, “Borrowings,” for further discussion on these related financings.
Other Assets and Other Liabilities
Other assets consist of deferred rent assets, short-term investments, prepaid expenses, deferred offering costs, deposits on potential real estate acquisitions, above-market lease values and other miscellaneous receivables. Other liabilities consist of rents received in advance, deferred rent liabilities and below-market lease values.
Non-controlling Interests
Non-controlling interests are interests in the Operating Partnership not owned by us. We evaluate whether non-controlling interests are subject to redemption features outside of our control. As of December 31, 2016, the non-controlling interests in the Operating Partnership are redeemable at the option of the holder for cash or, at our election, shares of our common stock and thus are reported in the equity section of the Consolidated Balance Sheet but separate from stockholders' equity. The amount reported for non-controlling interests on the Consolidated Statement of Operations represent the portion of income from the Operating Partnership not attributable to us. At the end of each reporting period, we determine the amount of equity (at book value) that is allocable to non-controlling interests based upon the respective ownership interests. To reflect the non-controlling interests' equity interest in the Company, an adjustment is made to non-controlling interests, with a corresponding adjustment to paid-in capital, as reflected on the Consolidated Statements of Equity.
Revenue Recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease, reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals; we recognize such revenues on a straight-line basis. Certain other leases provide for additional rental payments that are based on a percentage of the gross crop revenue earned on the farm; such contingent revenue is recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. As a result, depending on the circumstances of each lease, certain participating rents may be recognized by us in the year the crop was harvested, while other participating rents may be recognized in the year following the harvest. Deferred rent receivable, included in Other assets on the accompanying Consolidated Balance Sheets, includes the cumulative difference between rental revenue as recorded on a straight-line basis and cash rents received from the tenants in accordance with the lease terms.
In addition, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We perform a quarterly review on deferred rent receivable as it relates to straight-line rents and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions of the industry in which the tenant operates and economic and agricultural conditions in the geographic area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectible accounts or record a direct write-off of the specific rent receivable. During the years ended December 31, 2016, and 2015, we wrote off $84,600 and $6,504, respectively, of deferred rent asset balances related to the early termination of certain leases; no such reserves or direct write-offs were recorded prior to 2015.
Tenant recovery revenue includes payments received from tenants as reimbursements for certain operating expenses, such as property taxes and insurance premiums. These expenses and their subsequent reimbursements are recognized under property operating expenses as incurred and tenant recovery revenue as earned, respectively, and are recorded in the same periods.
Other Income
We record non-operating and unusual or infrequent income as Other income on our Consolidated Statements of Operations. Other income recorded for the years ended December 31, 2016, 2015 and 2014 was primarily from interest earned on short-term investments, income tax refunds from the State of California and, for 2016 and 2015 only, interest patronage received on certain of our long-term borrowings.
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
Income taxes
We have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). On September 3, 2014, we filed our 2013 federal income tax return, on which we elected to be taxed as a REIT for federal income tax purposes beginning with our tax year ended December 31, 2013. As a REIT, we generally are not subject to federal income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to our stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to corporate income tax on our undistributed taxable income.
Beginning January 1, 2013, Land Advisers has been treated as a wholly-owned TRS that is subject to federal and state income taxes. Though Land Advisers has had no activity to date, we would account for any future income taxes in accordance with the provisions of ASC 740, “Income Taxes.”
A reconciliation between the U.S. statutory federal income tax rate and our effective income tax rate for the years ended December 31, 2016, 2015 and 2014 is provided in the following table:

	2016	2015	2014
Effective U.S. statutory federal income tax rate(1)	—%	—%	—%
State taxes, net of U.S. federal income tax benefit(2)	—%	—%	26.9%
Other adjustments	—%	—%	—%
Effective tax rate	—%	—%	26.9%

(1)	Net of the effect of the the dividends paid deduction.

(2)	State tax adjustments made to the 2014 income tax provision related to taxes owed to the state of California as a result of prior-year land transfers.

The provision for income taxes included in our consolidated financial statements for 2014 was all current. We have performed a review of our tax positions and determined that, as of December 31, 2016 and 2015, we had no material provisions for uncertain tax positions. As of December 31, 2016, the tax years ended December 31, 2013, through December 31, 2016, remain open for an audit by the Internal Revenue Service.
Comprehensive Income (Loss)
For the years ended December 31, 2016, 2015 and 2014, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.
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
Reclassifications
Certain line items on the Consolidated Balance Sheet as of December 31, 2015, and the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported equity, net income (loss) or net change in cash and cash equivalents.
Segment Reporting
We manage our operations on an aggregated, single-segment basis for purposes of assessing performance and making operating decisions and, accordingly, have only one reporting and operating segment.
Recently-Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which was amended in March 2016 by ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" ("ASU 2016-08"), in April 2016 by ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10"), in May 2016 by ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12"), and in December 2016 by ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers" ("ASU 2016-20"). ASU 2014-09, as amended, supersedes or replaces nearly all GAAP revenue recognition guidance and establishes a new, control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. In July 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09, as amended. ASU 2014-09, as amended, is now effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted for annual reporting periods beginning after December 15, 2016, and interim periods within those years. We are currently assessing the impact of ASU 2014-09, as amended; however, we do not anticipate a material impact on our results of operations or financial condition, as the primary impact of this update is related to common area maintenance and other material tenant reimbursements. The majority of our revenue is from rental income pursuant to net-lease agreements, with very little being attributed to tenant recoveries.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"), which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern through one year after the date that the financial statements are issued and to provide certain disclosures if it is probable that the entity will be unable to meet its obligations as they become due. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We are currently assessing the additional disclosure requirements.
In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred financing cost. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and we adopted this provision during the three months ended March 31, 2016. As of December 31, 2016, and 2015, we had unamortized deferred financing costs related to mortgage notes and bonds payable of approximately $1.4 million and $1.1 million, respectively, which costs have been reclassified from Deferred financing costs, net, as reported on the Consolidated Balance Sheet as of December 31, 2015, in the 2015 Form 10-K, to Mortgage notes and bonds payable, net on the accompanying Consolidated Balance Sheets. All periods presented have been retroactively adjusted.
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
In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. ASU 2015-15 was effective immediately. As of December 31, 2016, and 2015, we had unamortized deferred financing costs of approximately $0.2 million and $0.1 million, respectively, related to our line of credit, and we will continue to present debt issuance costs related to line of credit arrangements as an asset on the accompanying Consolidated Balance Sheets.
On January 1, 2016, we adopted accounting guidance under Accounting Standards Codification (“ASC”) Topic 810, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASC 810”), which modifies the analysis we must perform to determine whether we should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities (“VIEs”) or voting interest model entities, but it modifies the requirements to qualify as a voting interest model entity. Under the revised guidance, our Operating Partnership qualifies as a VIE; however, as we consolidate the Operating Partnership in our balance sheets, the identification of our Operating Partnership as a VIE has no impact on our consolidated financial statements. There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption of this guidance. In addition, there were no other voting interest model entities under prior existing guidance determined to be VIEs under the revised guidance.
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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2016-15"), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact of ASU 2016-15 and do not anticipate a material impact on our statements of cash flows.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions and disposals. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods withing those fiscal years, with early adoption permitted. We have decided to early adopt ASU 2017-01, effective October 1, 2016. As a result of our adoption of ASU 2017-01, we anticipate that most of our farmland acquisitions will be treated as asset acquisitions under ASC 360, which will result in lower acquisition-related expenses, as the majority of those costs will be capitalized and included as part of the fair value allocation of the purchase price.
NOTE 3. REAL ESTATE AND LEASE INTANGIBLES
All of our properties are wholly-owned on a fee-simple basis. The following table provides certain summary information about our 58 farms as of December 31, 2016:

Property Name	Location	Date Acquired	No. of Farms	Total Acres	Farm Acres	Lease Expiration Date		Net Cost Basis(1)	Encumbrances(2)
San Andreas	Watsonville, CA	6/16/1997	1	307	238	12/31/2020		$4,747,051	$6,917,247
West Gonzales	Oxnard, CA	9/15/1998	1	653	502	6/30/2020		12,030,677	26,956,919
West Beach	Watsonville, CA	1/3/2011	3	196	195	12/31/2023		9,270,197	6,032,246
Dalton Lane	Watsonville, CA	7/7/2011	1	72	70	10/31/2020		2,672,113	2,085,347
Keysville Road	Plant City, FL	10/26/2011	2	61	56	6/30/2020		1,239,052	897,600
Colding Loop	Wimauma, FL	8/9/2012	1	219	181	8/4/2017		3,837,942	2,640,000
Trapnell Road	Plant City, FL	9/12/2012	3	124	110	6/30/2017	(3)	3,808,117	2,389,500
38th Avenue	Covert, MI	4/5/2013	1	119	89	4/4/2020		1,236,907	543,207
Sequoia Street	Brooks, OR	5/31/2013	1	218	206	5/31/2028		3,073,737	1,705,915
Natividad Road	Salinas, CA	10/21/2013	1	166	166	10/31/2024		8,914,338	4,323,279
20th Avenue	South Haven, MI	11/5/2013	3	151	94	11/4/2018		1,813,535	914,501
Broadway Road	Moorpark, CA	12/16/2013	1	60	46	12/15/2023		2,870,878	1,698,795
Oregon Trail	Echo, OR	12/27/2013	1	1,895	1,640	12/31/2023		13,972,826	8,137,938
East Shelton	Willcox, AZ	12/27/2013	1	1,761	1,320	2/29/2024		7,681,498	4,236,814
Collins Road	Clatskanie, OR	5/30/2014	2	200	157	9/30/2024		2,314,502	1,556,381
Spring Valley	Watsonville, CA	6/13/2014	1	145	110	9/30/2022		5,716,822	3,522,201
McIntosh Road	Dover, FL	6/20/2014	2	94	78	6/30/2017	(4)	2,428,657	1,439,640
Naumann Road	Oxnard, CA	7/23/2014	1	68	66	7/31/2017		6,752,465	3,524,744
Sycamore Road	Arvin, CA	7/25/2014	1	326	322	10/31/2024		6,810,009	3,933,167
Wauchula Road	Duette, FL	9/29/2014	1	808	590	9/30/2024		13,318,605	7,329,863
Santa Clara Avenue	Oxnard, CA	10/29/2014	2	333	331	7/31/2017		24,099,573	13,732,770
Dufau Road	Oxnard, CA	11/4/2014	1	65	64	11/3/2017		6,001,644	3,675,000
Espinosa Road	Salinas, CA	1/5/2015	1	331	329	10/31/2020		16,062,427	10,178,000
Parrish Road	Duette, FL	3/10/2015	1	419	412	6/30/2025		4,094,292	2,374,680
Immokalee Exchange	Immokalee, FL	6/25/2015	2	2,678	1,644	6/30/2020		15,408,261	9,360,000
Holt County	Stuart, NE	8/20/2015	1	1,276	1,052	12/31/2018		5,404,736	3,301,000
Rock County	Bassett, NE	8/20/2015	1	1,283	1,049	12/31/2018		5,384,329	3,301,000
Bear Mountain	Arvin, CA	9/3/2015	3	854	841	1/9/2031		26,837,231	11,279,182
Corbitt Road	Immokalee, FL	11/2/2015	1	691	390	12/31/2021		3,733,152	2,165,760
Reagan Road	Willcox, AZ	12/22/2015	1	1,239	875	12/31/2025		5,717,113	3,210,000
Gunbarrel Road	Alamosa, CO	3/3/2016	3	6,191	4,730	2/28/2021	(5)	24,704,494	15,303,500
Calaveras Avenue	Coalinga, CA	4/5/2016	1	453	435	10/31/2025		15,187,423	9,161,418
Orange Avenue	Fort Pierce, FL	7/1/2016	1	401	400	6/30/2023		5,088,923	3,072,602
Lithia Road	Lithia, FL	8/11/2016	1	72	55	5/31/2021		1,694,521	1,020,000
Baca County	Edler, CO	9/1/2016	5	7,384	6,785	12/31/2020		6,381,955	3,051,727
Diego Ranch	Stanislaus, CA	9/14/2016	1	1,357	1,309	11/15/2019		13,999,584	7,273,282
Nevada Ranch	Merced, CA	9/14/2016	1	1,130	1,021	11/15/2019		13,234,157	6,713,799
Central Avenue	Kerman, CA	10/13/2016	1	197	195	10/31/2026		6,491,229	3,900,000
Horse Creek	Baca, CO	12/28/2016	1	16,595	11,742	12/31/2020		11,711,818	5,900,005
			58	50,592	39,895			$325,746,790	$208,759,029

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

(2)
Excludes approximately $1.4 million of deferred financing costs related to mortgage notes and bonds payable included in Mortgage notes and bonds payable, net on the accompanying Consolidated Balance Sheet.

(3)	There are three agricultural leases and one commercial lease on this property. Each of the agricultural leases expires on June 30, 2017, and the commercial lease expires on June 30, 2018.

(4)	There are two leases in place on this property, one expiring on June 30, 2017, and the other expiring on June 30, 2019.

(5)	The lease agreement on this property includes two terms. The rental period for the land expires on February 28, 2021, and the rental period for the facilities expires on June 30, 2021.

Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Real estate:
Land and land improvements	$265,984,509	$192,020,381
Irrigation systems	33,968,693	21,849,508
Buildings and improvements	14,670,759	11,184,647
Horticulture	17,759,193	1,490,695
Other site improvements	4,993,440	1,872,606
Real estate, at cost	337,376,594	228,417,837
Accumulated depreciation	(11,065,973)	(6,634,412)
Real estate, net	$326,310,621	$221,783,425
Real estate depreciation expense on these tangible assets was $4,445,756, $2,271,766 and $1,384,960 for the years ended December 31, 2016, 2015 and 2014, respectively.
Included in the figures above are amounts related to improvements on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of December 31, 2016, and 2015, we recorded tenant improvements, net of accumulated depreciation, of $1,845,427 and $1,183,020, respectively. We recorded both depreciation expense and additional rental revenue related to these tenant improvements of $146,782, $62,229 and $56,760 during the years ended December 31, 2016, 2015 and 2014, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying value of lease intangibles and the accumulated amortization for each intangible asset or liability class as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Lease intangibles:
In-place leases	$1,480,842	$1,225,955
Leasing costs	1,086,582	677,112
Tenant relationships	705,955	886,743
Lease intangibles, at cost	3,273,379	2,789,810
Accumulated amortization	(1,273,606)	(1,026,269)
Lease intangibles, net	$1,999,773	$1,763,541
Total amortization expense related to these lease intangible assets, including amounts charged to amortization expense due to early lease terminations, was $741,493, $841,726 and $350,684 for the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014, we charged $8,635, $20,255 and $43,328, respectively, to amortization expense due to early lease terminations.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets and Other liabilities, respectively, on the accompanying Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of December 31, 2016, and 2015.

	December 31, 2016		December 31, 2015
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values(1)	$19,528	$(14,050)	$19,528	$(7,540)
Below-market lease values and deferred revenue(2)	(785,045)	61,389	(202,579)	23,205
	$(765,517)	$47,339	$(183,051)	$15,665

(1)	Above-market lease values are included as part of Other assets in the accompanying Consolidated Balance Sheets, and the related amortization is recorded as a reduction of rental income.

(2)
Below-market lease values and deferred revenue are included as a part of Other liabilities in the accompanying Consolidated Balance Sheets, and the related accretion is recorded as an increase to rental income.

Total amortization related to above-market lease values and deferred revenue was $6,509, $16,934 and $9,027 for the years ended December 31, 2016, 2015 and 2014, respectively. Total accretion related to below-market lease values and deferred revenue was $38,184, $178,617 and $146,534 for the years ended December 31, 2016, 2015 and 2014, respectively.
The estimated aggregate amortization expense to be recorded related to in-place leases, leasing costs and tenant relationships and the estimated net impact on rental income from the amortization or accretion of above- and below-market lease values and deferred revenue for each of the five succeeding fiscal years and thereafter is as follows:

Period		Estimated Amortization Expense	Estimated Net Increase to Rental Income
For the fiscal years ending December 31:	2017	$492,153	$58,294
	2018	392,191	52,815
	2019	354,790	58,294
	2020	265,599	58,294
	2021	100,113	57,193
	Thereafter	394,927	433,288
		$1,999,773	$718,178
New Real Estate Activity
Until our adoption of ASU 2017-01, which clarified the definition of a business, certain acquisitions during the periods presented were accounted for as business combinations in accordance with ASC 805, as there was a prior leasing history on the property. As such, the fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred, other than those costs directly related to reviewing or assigning leases that we assumed upon acquisition, which were capitalized as part of leasing costs. Upon our early adoption of ASU 2017-01, effective October 1, 2016, acquisitions with a prior leasing history will generally be treated as an asset acquisition under ASC 360. For acquisitions accounted for as asset acquisitions under ASC 360, all acquisition-related costs were capitalized and included as part of the fair value allocation of the identifiable tangible and intangible assets acquired, other than those costs that directly related to originating new leases we executed upon acquisition, which were capitalized as part of leasing costs.
In addition, total consideration for acquisitions may include a combination of cash and equity securities, such as OP Units. When OP Units are issued in connection with acquisitions, we determine the fair value of the OP Units issued based on the number of units issued multiplied by the closing price of the Company’s common stock on the date of acquisition.
2016 New Real Estate Activity
During the year ended December 31, 2016, we acquired 15 new farms in nine separate transactions, which are summarized in the table below.

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Rent(1)		New Long-term Debt Issued
Gunbarrel Road (2)	Alamosa, CO	3/3/2016	6,191	3	Organic Potatoes	5 years	1 (5 years)	$25,735,815	$119,085	(3)	$1,590,614		$15,531,000
Calaveras Avenue	Coalinga, CA	4/5/2016	453	1	Pistachios	10 years	1 (5 years)	15,470,000	38,501	(4)	773,500	(5)	9,282,000
Orange Avenue	Fort Pierce, FL	7/1/2016	401	1	Vegetables	7 years	2 (7 years)	5,100,000	37,615	(4)	291,173		3,120,000
Lithia Road	Plant City, FL	8/11/2016	72	1	Strawberries	5 years	None	1,700,000	38,296	(3)	97,303		1,020,000
Baca County(6)	Edler, CO	9/1/2016	7,384	5	Grass Hay and Alfalfa	4 years	1 (5 years)	6,322,853	72,558	(4)	383,734		—
Diego Ranch(7)	Stanislaus, CA	9/14/2016	1,357	1	Almonds	3 years	3 (5 years) & 1 (3 years)	13,996,606	63,909	(3)	621,092		—
Nevada Ranch	Merced, CA	9/14/2016	1,130	1	Almonds	3 years	3 (5 years) & 1 (3 years)	13,231,832	41,650	(3)	574,256		—
Central Avenue	Kerman, CA	10/13/2016	197	1	Almonds	10 years	2 (5 years)	6,500,000	29,284	(4)	325,032		3,900,000
Horse Creek(8)	Baca, CO	12/28/2016	16,595	1	Grass Hay and Alfalfa	4 years	1 (5 years)	11,664,849	54,644	(4)	716,967		—
			33,780	15				$99,721,955	$495,542		$5,373,671		$32,853,000

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

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

(6)
As partial consideration for the acquisition of this property, we issued 125,677 Units, constituting an aggregate fair value of approximately $1.5 million as of the acquisition date. We incurred $8,235 of legal costs in connection with the issuance of these OP Units.

(7)
As partial consideration for the acquisition of this property, we issued 343,750 OP Units, constituting an aggregate fair value of approximately $3.9 million as of the acquisition date. We incurred $21,710 of legal costs in connection with the issuance of these OP Units.

(8)
As partial consideration for the acquisition of this property, we issued 233,952 OP Units, constituting an aggregate fair value of approximately $2.6 million as of the acquisition date. We incurred $7,675 of legal costs in connection with the issuance of these OP Units.

The preliminary allocation of the purchase price for the farms acquired during the year ended December 31, 2016, are as follows:

Property Name	Land and Land Improvements	Buildings	Irrigation Systems	Other Improvements	Horticulture	In-place Leases	Leasing Costs	Above (Below)- Market Leases	Total Purchase Price
Gunbarrel Road	$16,755,814	$3,438,291	$2,830,738	$2,079,102	$—	$381,977	$249,893	$—	$25,735,815
Calaveras Avenue	3,615,436	—	424,112	—	11,430,452	—	—	—	15,470,000
Orange Avenue	4,135,741	29,777	934,482	—	—	—	—	—	5,100,000
Lithia Road	1,461,090	10,656	213,325	—	—	7,739	16,265	(9,075)	1,700,000
Baca County	6,111,287	211,566	—	—	—	—	—	—	6,322,853
Diego Ranch	14,114,337	—	45,465	—	—	58,445	94,806	(316,447)	13,996,606
Nevada Ranch	12,844,650	—	504,445	—	—	53,197	86,483	(256,943)	13,231,832
Central Avenue	2,924,232	—	138,237	—	3,437,531	—	—	—	6,500,000
Horse Creek	11,388,317	—	108,027	168,505	—	—	—	—	11,664,849
	$73,350,904	$3,690,290	$5,198,831	$2,247,607	$14,867,983	$501,358	$447,447	$(582,465)	$99,721,955
The allocations of the purchase prices for certain of the properties acquired during the year ended December 31, 2016, that were accounted for as business combinations are preliminary and may change during the measurement period if we obtain new information regarding the assets acquired or liabilities assumed at the acquisition date.
Below is a summary of the total operating revenues and earnings recognized on the properties acquired during the year ended December 31, 2016:

		For the year ended December 31, 2016
Property Name	Acquisition Date	Operating Revenues	Earnings(1)
Gunbarrel Road	3/3/2016	$1,316,960	$(210,622)
Calaveras Avenue	4/5/2016	570,615	(6,745)
Orange Avenue	7/1/2016	145,587	31,442
Lithia Road	8/11/2016	37,927	(16,741)
Baca County	9/1/2016	127,911	122,687
Diego Ranch	9/14/2016	186,328	141,404
Nevada Ranch	9/14/2016	172,277	128,093
Central Avenue	10/13/2016	70,773	(927)
Horse Creek	12/28/2016	7,709	7,709
		$2,636,087	$196,300

(1)	In aggregate, includes $206,210 of non-recurring acquisition-related costs during the year ended December 31, 2016.
2015 New Real Estate Activity
During the year ended December 31, 2015, we acquired 11 new farms in eight separate transactions, which are summarized in the table below.

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Rent(1)	Net Long-term Debt Issued
Espinosa Road(2)	Salinas, CA	1/5/2015	331	1	Strawberries	1.8 years	None	$16,905,500	$89,885	(3)	$778,342	$10,178,000
Parrish Road	Duette, FL	3/10/2015	419	1	Strawberries	10.3 years	2 (5 years)	3,913,280	103,610	(3)	251,832	2,374,680
Immokalee Exchange	Immokalee, FL	6/25/2015	2,678	2	Misc. Vegetables	5.0 years	2 (5 years)	15,757,700	152,571	(3)	960,104	9,360,000
Holt County	Stuart, NE	8/20/2015	1,276	1	Misc. Vegetables	3.4 years	None	5,504,000	27,589	(3)	289,815	3,301,000
Rock County	Bassett, NE	8/20/2015	1,283	1	Misc. Vegetables	3.4 years	None	5,504,000	27,589	(3)	289,815	3,301,000
Bear Mountain	Arvin, CA	9/3/2015	854	3	Almonds	15.4 years	1 (10 years)	18,922,500	117,742	(4)	828,608	21,138,196
Corbitt Road	Immokalee, FL	11/2/2015	691	1	Misc. Vegetables	6.1 years	1 (6 years)	3,760,000	77,259	(4)	226,938	3,760,000
Reagan Road	Willcox, AZ	12/22/2015	1,239	1	Corn	10.0 years	2 (5 years)	5,700,000	44,871	(4)	319,240	3,891,000
			8,771	11				$75,966,980	$641,116		$3,944,694	$57,303,876

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease.

(2)
In connection with this acquisition, our Adviser earned a finder’s fee of $320,905, which was fully credited back to us by our Adviser during the three months ended March 31, 2015. See Note 6, “Related- Party Transactions” for further discussion on this fee.

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
We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the year ended December 31, 2015, to be as follows:

Property Name	Land and Land Improvements	Buildings and Improvements	Irrigation System	In-place Leases	Leasing Costs	Tenant Relationships	Above (Below)- Market Leases & (Deferred Revenue)	Total Purchase Price
Espinosa Road	$15,852,466	$84,478	$497,401	$246,472	$43,895	$180,788	$—	$16,905,500
Parrish Road	2,403,064	42,619	1,299,851	54,405	77,449	35,892	—	3,913,280
Immokalee Exchange	14,410,840	273,107	515,879	229,406	148,691	179,777	—	15,757,700
Holt County	4,690,369	56,253	729,884	—	27,494	—	—	5,504,000
Rock County	4,862,314	72,232	540,589	—	28,865	—	—	5,504,000
Bear Mountain	18,428,247	—	494,253	—	—	—	—	18,922,500
Corbitt Road	3,186,765	254,963	470,875	—	—	—	(152,603)	3,760,000
Reagan Road	4,207,040	18,366	1,474,594	—	—	—	—	5,700,000
	$68,041,105	$802,018	$6,023,326	$530,283	$326,394	$396,457	$(152,603)	$75,966,980
Below is a summary of the total operating revenues and earnings recognized on the properties acquired during the year ended December 31, 2015:

Property Name	Acquisition Date	Operating Revenues	Earnings(1)
Espinosa Road	1/5/2015	$769,972	$(33,169)
Parrish Road	3/10/2015	203,341	(105,830)
Immokalee Exchange	6/25/2015	480,052	40,504
Holt County	8/20/2015	105,954	24,716
Rock County	8/20/2015	105,954	19,153
Bear Mountain	9/3/2015	271,599	249,958
Corbitt Road	11/2/2015	29,970	(13,434)
Reagan Road	12/22/2015	8,582	507
		$1,975,424	$182,405

(1)	In aggregate, includes $388,594 of non-recurring acquisition-related costs during the year ended December 31, 2015.

Acquired Intangibles and Liabilities
The following table shows the weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed in connection with the new properties acquired during the years ended December 31, 2016 and 2015:

	Weighted-Average Amortization Period (in Years)
Intangible Assets and Liabilities	2016	2015
In-place leases	8.7	4.1
Leasing costs	11.6	5.5
Tenant relationships	0.0	9.5
Below-market lease and sale inducement values	20.9	6.2
All intangible assets and liabilities	14.2	6.2
Pro-Forma Information
During each of the years ended December 31, 2016 and 2015, we acquired six farms in transactions that qualified as business combinations. The following table reflects pro-forma consolidated financial information as if each farm was acquired on January 1 of the respective prior fiscal year. In addition, pro-forma earnings have been adjusted to assume that acquisition-related costs related to these farms were incurred at the beginning of the previous fiscal year.

	For the Years Ended December 31,
	2016	2015
	(Unaudited)	(Unaudited)
Operating Data:
Total operating revenue	$18,205,615	$13,552,489
Net income (loss) attributable to the company	900,749	(418,776)
Share and Per-share Data:
Earnings (loss) per share of common stock – basic and diluted	$0.09	$(0.05)
Weighted-average common shares outstanding – basic and diluted	10,007,350	8,639,397
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
On April 5, 2016, we reimbursed the tenant occupying Parrish Road for $500,000 of our portion of the costs incurred to construct certain irrigation improvements on the farm. As stipulated in the lease, as of April 1, 2016, we began earning an additional $139,073 of annualized, straight-line rental income on this farm throughout the remaining lease term. In addition, in connection with our acquisition of Parrish Road in March 2015, we committed to providing $745,000 as additional consideration and reimbursements of certain costs, contingent upon the approval by a local water management district of increases in certain water permits on the property. These water permits were approved on June 28, 2016, and we remitted $745,000 to the tenant, who was also the seller of the property, on June 30, 2016.

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
On July 15, 2016, we terminated the lease with the tenant occupying Colding Loop prior to its expiration, and, on August 5, 2016, we entered into a new lease with a new tenant to occupy the property. The new lease is scheduled to expire on August 4, 2017, and provides for minimum rental payments of $72,400 over its term. In connection with the early termination of the previous lease, we wrote off $84,600 of deferred rent asset balances to bad debt expense during the year ended December 31, 2016. In addition, during the year ended December 31, 2016, we expensed $8,635 of unamortized leasing costs associated with the previous lease.
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
Each of these insurance claims has been closed, and no further recoveries are expected for either of these fires.
Lease Expirations
The following unaudited table summarizes the future lease expirations by year for our properties as of December 31, 2016:

Year	Number of Expiring Leases		Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Year Ended December 31, 2016	% of Total Rental Revenue
2017	11	(1)	866	1.7%	$2,296,025	13.3%
2018	4		2,710	5.4%	825,485	4.8%
2019	3		2,524	5.0%	419,740	2.4%
2020	9		28,200	55.7%	5,247,810	30.3%
2021	4		6,954	13.7%	1,606,592	9.3%
2022	1		145	0.3%	315,896	1.8%
Thereafter	15		9,193	18.2%	6,593,921	38.1%
Totals	47		50,592	100.0%	$17,305,469	100.0%

(1)
Includes a surface area lease on a portion of one property leased to an oil company that is renewed on a year-to-year basis, for which we recorded $32,109 of rental revenue during the year ended December 31, 2016.

Future Lease Payments
Future operating lease payments from tenants under all non-cancelable leases, excluding tenant reimbursement of expenses, for each of the five succeeding fiscal years and thereafter as of December 31, 2016, are as follows:

		Tenant Lease
Period		Payments
For the fiscal years ending December 31:	2017	$16,356,193
	2018	17,404,173
	2019	16,911,432
	2020	14,679,754
	2021	9,067,911
	Thereafter	46,168,102
		$120,587,565

Portfolio Diversification and Concentrations
Diversification
The following unaudited table summarizes the geographic locations, by state, of our properties with leases in place as of December 31, 2016 and 2015:

	As of and For the Year Ended December 31, 2016					As of and For the Year Ended December 31, 2015
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California	22	6,713	13.3%	$9,829,177	56.8%	18	3,576	21.3%	$7,754,945	65.2%
Florida	15	5,567	11.0%	3,293,475	19.0%	13	5,092	30.3%	2,166,660	18.2%
Colorado	9	30,170	59.6%	1,452,581	8.4%	—	—	—%	—	—%
Oregon	4	2,313	4.6%	1,171,887	6.8%	4	2,313	13.8%	1,168,725	9.8%
Arizona	2	3,000	5.9%	729,232	4.2%	2	3,000	17.8%	338,446	2.9%
Nebraska	2	2,559	5.1%	579,630	3.4%	2	2,559	15.2%	211,908	1.8%
Michigan	4	270	0.5%	249,487	1.4%	4	270	1.6%	247,407	2.1%
	58	50,592	100.0%	$17,305,469	100.0%	43	16,810	100.0%	$11,888,091	100.0%
Concentrations
Credit Risk
As of December 31, 2016, our farms are leased to 40 different, third-party tenants, with certain tenants leasing more than one farm. Dole Food Company (“Dole”) leases two of our farms, and aggregate rental revenue attributable to Dole accounted for approximately $3.0 million, or 17.1%, of the total rental revenue recorded during the year ended December 31, 2016. If Dole fails to make rental payments or elects to terminate its leases and the properties cannot be re-leased on satisfactory terms, there could be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant accounted for greater than 10.0% of the total rental revenue recorded during the year ended December 31, 2016.
Geographic Risk
22 of our 58 farms owned as of December 31, 2016, are located in California, and 15 farms are located in Florida. As of December 31, 2016, our farmland in California accounted for 6,713 acres, or 13.3% of the total acreage we owned. Furthermore, these farms accounted for approximately $9.8 million, or 56.8%, of the total rental revenue recorded during the year ended December 31, 2016. However, these farms are spread across three of the many different growing regions within California. As of December 31, 2016, our farmland in Florida accounted for 5,567 acres, or 11.0% of the total acreage we owned, and these farms accounted for approximately $3.3 million, or 19.0%, of the total rental revenue recorded during the year ended December 31, 2016. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of the total rental revenue recorded during the year ended December 31, 2016.

NOTE 4. BORROWINGS
Our borrowings as of December 31, 2016 and 2015 are summarized below:

	Carrying Value as of		As of December 31, 2016
	December 31, 2016	December 31, 2015	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Mortgage notes and bonds payable:
Fixed-rate mortgage notes payable	$142,860,529	$107,423,157	2.90%–3.94%; 3.25%	5/1/2020–11/1/2041; June 2030
Variable-rate mortgage notes payable	—	2,185,000	N/A	N/A
Fixed-rate bonds payable	49,348,500	33,025,000	2.38%–3.29%; 2.94%	7/30/2018–8/22/2023; October 2020
Total mortgage notes and bonds payable	192,209,029	142,633,157
Deferred financing costs – mortgage notes and bonds payable	(1,412,017)	(1,054,222)	N/A	N/A
Mortgage notes and bonds payable, net	$190,797,012	$141,578,935

Variable-rate revolving lines of credit	$16,550,000	$100,000	3.11%	4/5/2024

Total borrowings, net	$207,347,012	$141,678,935

(1)	Where applicable, stated interest rates are before interest patronage (as described below).
The weighted-average interest rate charged on the above borrowings, excluding the impact of deferred financing costs and before any interest patronage, or refunded interest, was 3.27% for the year ended December 31, 2016, as compared to 3.44% for the year ended December 31, 2015 and 3.63% for the year ended December 31, 2014. 2015 interest patronage from our Farm Credit CFL Notes Payable (as defined below), which was received during the three months ended March 31, 2016, resulted in a 16.1% reduction to the stated interest rate on such borrowings. We are unable to estimate the amount of patronage to be received, if any, related to interest accrued during 2016 on our Farm Credit Notes Payable.
MetLife Credit Facility
On December 30, 2010, we executed a loan agreement with Metropolitan Life Insurance Company ("MetLife") in an amount not to exceed $45.2 million, pursuant to a long-term mortgage promissory note that was scheduled to mature on January 5, 2026 (the "Prior MetLife Term Note"). The Prior MetLife Term Note accrued interest at a rate of 3.50% per year and also included a commitment fee of 0.20% on any undrawn amounts. On May 23, 2012, we obtained a $4.8 million revolving line of credit with MetLife that was scheduled to mature on April 5, 2018 (the "Prior MetLife Line of Credit," and, together with the Prior MetLife Term Note, the "Prior MetLife Facility"). The Prior MetLife Line of Credit bore interest at an annual rate equal to the three-month LIBOR plus 3.00%.
On May 9, 2014, we closed on a facility with MetLife that replaced the Prior MetLife Facility. The new facility with MetLife consisted of a $100.0 million long-term note payable (the “2015 MetLife Term Note”) and a $25.0 million revolving equity line of credit (the “2015 MetLife Line of Credit” and, together with the 2015 MetLife Term Note, the “New MetLife Facility”). Similar to the Prior MetLife Facility, under the New MetLife Facility, we were generally allowed to borrow up to 58% of the aggregate of the lower of cost or the appraised value of the pool of agricultural real estate pledged as collateral.
On October 5, 2016, we amended the New MetLife Facility to, among other changes, increase the overall size of the facility from $125.0 million to $200.0 million (the "2016 Amendment"). Pursuant to the 2016 Amendment, the New MetLife Facility now consists of the 2015 MetLife Term Note, the 2015 MetLife Line of Credit, a $50.0 million long-term note payable (the "2016 MetLife Term Note," and together with the 2015 MetLife Term Note, the "MetLife Term Notes"), the terms of which are pari passu with those of the 2015 MetLife Term Note, and a $25.0 million revolving equity line of credit (the "2016 MetLife Line of Credit," and together with the 2015 MetLife Line of Credit, the "MetLife Lines of Credit"), the terms of which are pari passu to those of the 2015 MetLife Line of Credit.
Among other changes, the 2016 Amendment:

•	increased the overall loan-to-value ratio on the underlying properties pledged as collateral under the New MetLife Facility from 58% to 60%;

•	reduced the blended interest rate on all previously-disbursed amounts under the 2015 MetLife Term Note by 19 basis points;

•	extended the fixed-rate term of the 2015 MetLife Term Note by 76 months, through January 5, 2027; and

•	extended the draw period under the 2015 MetLife Term Note by one year, through December 31, 2018.

Simultaneous with the closing of the 2016 Amendment, we drew approximately $21.6 million under the 2016 MetLife Term Note, with $21.0 million of the proceeds being used to repay the balance previously outstanding under the 2015 MetLife Line of Credit.
The following table summarizes the terms of the New MetLife Facility as of December 31, 2016:

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
MetLife Term Notes	$150,000,000	(1)	1/5/2029	$107,489,466	3.16%, fixed for 10 years	(2)	$40,979,806	(3)
MetLife Lines of Credit	50,000,000		4/5/2024	16,550,000	3-month LIBOR + 2.25%	(4)	33,450,000	(3)
Total principal outstanding				$124,039,466

(1)
If the aggregate commitment under this facility is not fully utilized by December 31, 2018, MetLife has the option to be relieved of its obligations to disburse the additional funds under the MetLife Term Notes.

(2)
Represents the blended interest rate as of December 31, 2016. Interest rates for subsequent disbursements will be based on then-prevailing market rates. The interest rate on all then-outstanding disbursements will be subject to adjustment on January 5, 2027. Through December 31, 2018, the MetLife Term Notes are also subject to an unused fee of 0.20% on undrawn amounts.

(3)
Based on the properties that were pledged as collateral under the New MetLife Facility, as of December 31, 2016, the maximum additional amount we could draw under the facility was approximately $22.3 million.

(4)
The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread will be subject to adjustment on October 5, 2019. As of December 31, 2016, the interest rate on the MetLife Lines of Credit was 3.11%.

Our continuing ability to borrow under the New MetLife Facility is subject to our ongoing compliance with various affirmative and negative covenants, including with respect to liens, indebtedness, mergers and asset sales. The New MetLife Facility also requires that we satisfy financial covenants on a consolidated basis at the end of each calendar quarter, including staying below a maximum debt-to-asset-value ratio and maintaining a minimum net worth value and rental-revenue-to-debt ratio. Amounts owed under the New MetLife Facility are guaranteed by us and each subsidiary of ours that owns a property pledged as collateral pursuant to the loan documents. As of December 31, 2016, we were in compliance with all covenants under the New MetLife Facility.
In connection with obtaining the New MetLife Facility, as amended, and the subsequent pledging of properties under the facility, through December 31, 2016, we have incurred total loan fees of approximately $446,000 (including $225,000 related to the 2016 Amendment) and aggregate financing costs, which includes legal fees, origination fees and administrative fees, of approximately $1.2 million. In addition, approximately $299,000 of unamortized deferred financing costs associated with the Prior MetLife Facility were further deferred and are being amortized over the term of the New MetLife Facility.
As of December 31, 2016, the MetLife Facility was collateralized by 33 farms with an aggregate book value of approximately $186.1 million.
Farm Credit Notes Payable
Farm Credit CFL Notes Payable
From time to time since September 19, 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements with Farm Credit of Central Florida, FLCA (“Farm Credit CFL”). During the year ended December 31, 2016, we entered into one loan agreement with Farm Credit CFL, the terms of which are summarized below:

Date of Issuance	Loan Amount		Maturity Date	Principal Amortization	Interest Rate Terms(1)
7/1/2016	$3,120,000	(2)	6/1/2023	36.0 years	3.78%, fixed throughout term

(1)
Rates represent the stated interest rates, before interest patronage. 2015 interest patronage received resulted in a 16.1% refund of the interest accrued on such borrowings during the year ended December 31, 2015.

(2)	Proceeds from this loan were used for the acquisition of a new property.

The following table summarizes, in the aggregate, the terms of the eight loans outstanding from Farm Credit CFL (collectively, the "Farm Credit CFL Notes Payable") as of December 31, 2016:

Dates of Issuance	Maturity Dates	Principal Outstanding	Stated Interest Rate(1)
9/19/2014 – 7/1/2016	5/1/2020–10/1/2040	$22,309,645	3.48%	(2)

(1)	Represents the weighted-average, blended rate on the respective borrowings as of December 31, 2016.

(2)	Rate is before interest patronage. 2015 interest patronage received resulted in a 16.1% reduction to the stated interest rate on such borrowings.

Our agreement with Farm Credit CFL also contains various affirmative and negative covenants, including with respect to liens, indebtedness, mergers and asset sales. Loans from Farm Credit CFL will generally have a loan-to-value ratio of 60% of the underlying agricultural real estate. The Farm Credit CFL Notes Payable also require us to satisfy financial covenants on a consolidated basis at the end of each calendar year, including maintaining a minimum net worth value and staying below a maximum leverage ratio. In addition, certain amounts owed under the Farm Credit CFL Notes Payable, limited to 12 months of principal and interest due under the loans, are guaranteed by us pursuant to the loan documents. As of December 31, 2016, we were in compliance with all covenants.
In connection with the Farm Credit CFL Notes Payable, through December 31, 2016, we have incurred total loan fees of $131,000 and aggregate financing costs, which includes legal fees, origination fees and administrative fees, of $252,000.
As of December 31, 2016, the Farm Credit CFL Notes Payable were collateralized by 12 farms with an aggregate book value of approximately $37.5 million.
Farm Credit West Note Payable
From time to time since April 4, 2016, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements with Farm Credit West, FLCA ("Farm Credit West"). During the year ended December 31, 2016, we entered into two separate loan agreements with Farm Credit West, the terms of which are summarized in the aggregate below:

Dates of Issuance	Loan Amount		Maturity Dates	Principal Amortization	Interest Rate Terms(1)
4/4/2016	$9,282,000	(2)	11/1/2040	24.5 years	3.54%, fixed through 4/30/2121, variable thereafter

(1)	Rates represent the stated interest rates, before interest patronage.

(2)	Proceeds from this note were used for the acquisition of a new property.
The following table summarizes, in the aggregate, the terms of the two loans outstanding from Farm Credit West (collectively, the "Farm Credit West Notes Payable") as of December 31, 2016:

Dates of Issuance	Maturity Dates	Principal Outstanding	Stated Interest Rate(1)
4/4/2016 – 10/13/2016	11/1/2040-11/1/2041	$13,061,418	3.66%	(2)

(1)	Represents the weighted-average, blended rate on the respective borrowings as of December 31, 2016.

(2)	Rate is before interest patronage.
Our agreements with Farm Credit West contain various affirmative and negative covenants, including with respect to liens, indebtedness, mergers and asset sales. Loans from Farm Credit West will generally have a loan-to-value ratio of 60% of the underlying agricultural real estate. The Farm Credit West Notes Payable also require us to satisfy financial covenants at the end of each calendar year, including maintaining a minimum current ratio and net worth value and staying below a maximum leverage ratio. As of December 31, 2016, we were in compliance with all covenants.
In connection with the Farm Credit West Notes Payable, through December 31, 2016, we have incurred total loan fees of approximately $33,000 and aggregate financing costs, which includes legal fees, origination fees and administrative fees, of approximately $64,000.
As of December 31, 2016, the Farm Credit West Notes Payable were collateralized by two farms with an aggregate book value of approximately $21.7 million.
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
Pursuant to the Bond Purchase Agreement, we may, from time to time, issue one or more bonds to the Bond Purchaser that will be secured by a security interest in one or more loans originated by us (pursuant to the Pledge and Security Agreement described below), which, in turn, will be collateralized by first liens on agricultural real estate owned by subsidiaries of ours. The interest rate for each bond issuance will be based on prevailing market rates at the time of such issuance, and prepayment of each bond issuance will not be permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement. The bonds issued will generally have a maximum aggregate, effective loan-to-value ratio of 60% of the underlying agricultural real estate, after giving effect to the overcollateralization obligations described below.
During the year ended December 31, 2016, we issued three bonds for gross proceeds of approximately $16.6 million, the terms of which are summarized in the aggregate in the table below:

Dates of Issuance	Gross Proceeds		Maturity Dates	Principal Amortization	Interest Rate Terms
3/3/2016–8/22/2016	$16,551,000	(1)	2/24/2023–8/22/2023	None–9.7 years	2.87%–3.08%, fixed throughout respective terms

(1)	Proceeds from these bonds were used for the acquisition of new properties.
The following table summarizes, in the aggregate, the terms of the nine bonds outstanding under the Farmer Mac Facility as of December 31, 2016:

Dates of Issuance	Initial Commitment		Maturity Dates	Principal Outstanding	Stated Interest Rate(1)	Undrawn Commitment
12/11/2014–8/22/2016	$125,000,000	(2)	7/30/2018–8/22/2023	$49,348,500	2.94%	$74,743,000	(3)

(1)	Represents the weighted-average interest rate as of December 31, 2016.

(2)	If facility is not fully utilized by December 11, 2018, Farmer Mac has the option to be relieved of its obligations to purchase additional bonds under the facility.

(3)	As of December 31, 2016, there was no additional availability to draw under this facility, as no additional properties had been pledged as collateral.
Our ability to borrow under the Farmer Mac Facility is subject to our ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including staying below a maximum leverage ratio and maintaining a minimum fixed charge coverage ratio and a tangible net worth. As of December 31, 2016, we were in compliance with all covenants.
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
In connection with the Farmer Mac Facility, through December 31, 2016, we have incurred aggregate financing costs, which include legal fees and administrative fees, of approximately $190,000.
As of December 31, 2016, the Farmer Mac Facility was collateralized by 11 farms with an aggregate book value of approximately $80.4 million.

Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate mortgage notes and bonds payable as of December 31, 2016, for the succeeding years are as follows:

Period		Scheduled Principal Payments
For the fiscal years ending December 31:	2017	$5,319,053
	2018	21,299,607
	2019	8,903,854
	2020	18,575,013
	2021	5,026,008
	Thereafter	133,085,494
		$192,209,029

Fair Value
ASC 820 provides a definition of fair value that focuses on the exchange (exit) price of an asset or liability in the principal, or most advantageous, market and prioritizes the use of market-based inputs to the valuation. ASC 820-10, "Fair Value Measurements and Disclosures," establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 — inputs that are based upon quoted prices (unadjusted) for identical assets or liabilities in active markets;

•
Level 2 — inputs are based upon quoted prices for similar assets or liabilities in active or inactive markets or model-based valuation techniques, for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•
Level 3 — inputs are generally unobservable and significant to the fair value measurement. These unobservable inputs are generally supported by little or no market activity and are based upon management's estimates of assumptions that market participants would use in pricing the asset or liability.

As of December 31, 2016, the aggregate fair value of our long-term, fixed-rate mortgage notes and bonds payable was approximately $191.8 million, as compared to an aggregate carrying value of $192.2 million. The fair value of our long-term, fixed-rate mortgage notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature of the MetLife Lines of Credit and the lack of changes in market credit spreads, their aggregate fair value as of December 31, 2016, is deemed to approximate their aggregate carrying value of approximately $16.6 million.
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
Generally, we may not redeem shares of the Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. On or after September 30, 2018, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of September 30, 2021. We incurred approximately $1.2 million in total offering costs related to this issuance, which have been recorded net of the Term Preferred Stock as presented on the Consolidated Balance Sheet, and we will amortize these costs over the redemption period, which ends on September 30, 2021.
The Term Preferred Stock is recorded as a liability on our Consolidated Balance Sheet in accordance with ASC 480, "Distinguishing Liabilities from Equity," which states that mandatorily-redeemable financial instruments should be classified as liabilities. In addition, the related dividend payments are treated similar to interest expense in the Consolidated Statement of Operations.
As of December 31, 2016, the fair value of our Term Preferred Stock was approximately $29.3 million, as compared to the carrying value, exclusive of offering costs, of $28.8 million. The fair value of our Term Preferred Stock is valued using Level 1 inputs under the hierarchy established by ASC 820-10, "Fair Value Measurements and Disclosures," and is calculated based on the closing share price as of December 31, 2016, of $25.44.

The dividends to preferred stockholders declared by our Board of Directors and paid by us during the year ended December 31, 2016, are reflected in the table below:

Declaration Date	Record Date	Payment Date	Dividend per Preferred Share
September 12, 2016	September 21, 2016	September 30, 2016	$0.190364583	(1)
October 11, 2016	October 21, 2016	October 31, 2016	0.132812500
October 11, 2016	November 17, 2016	November 30, 2016	0.132812500
October 11, 2016	December 20, 2016	December 30, 2016	0.132812500
Year ended December 31, 2016			$0.588802083

(1)	Represents the cumulative dividend from (but excluding) the date of original issuance through the month ended September 30, 2016.
NOTE 6. RELATED-PARTY TRANSACTIONS
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits and general expenses directly. Effective February 1, 2013, we entered into amended and restated agreements with our Advisor for management advisory services (the "Advisory Agreement") and with our Administrator for administration services (the "Administration Agreement"). The management advisory and administrative services and fees under both of these agreements are described below.
Advisory Agreement
Base Management Fee
Pursuant to the Advisory Agreement, we pay an annual base management fee equal to 2.0% percentage of our adjusted stockholders’ equity, which is defined as our total stockholders’ equity at the end of each quarter less the recorded value of any preferred stock we may issue.
Incentive Fee
Pursuant to the Advisory Agreement, we also pay an additional quarterly incentive fee based on funds from operations (as defined in the Advisory Agreement). For purposes of calculating the incentive fee, our funds from operations, before giving effect to any incentive fee (our “Pre-Incentive Fee FFO”), will include any realized capital gains or losses, less any distributions paid on our preferred stock, but will not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our Pre-Incentive Fee FFO for a particular calendar quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of our total stockholders’ equity at the end of the quarter. Our Adviser will receive 100% of the amount of the Pre-Incentive Fee FFO for the quarter that exceeds the hurdle rate but is less than 2.1875% of our total stockholders’ equity at the end of the quarter (8.75% annualized) and 20% of the amount of our Pre-Incentive Fee FFO that exceeds 2.1875% for the quarter.
For the year ended December 31, 2016, our Adviser earned an incentive fee of $349,550. There was no net incentive fee earned by our Adviser for either of the years ended December 31, 2015 or 2014, as our Pre-Incentive Fee FFO did not exceed the hurdle rate.
Administration Agreement
Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses incurred while performing services to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary) and their respective staffs. From February 1, 2013, through June 30, 2014, our allocable portion of these expenses was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by our Adviser.
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

The following table summarizes the management fees, incentive fees and associated credits and the administration fees reflected in our accompanying Consolidated Statements of Operations:

	For the Years Ended December 31,
	2016	2015	2014
Management fee(1)(2)	$1,541,768	$1,343,384	$1,079,534
Incentive fee(1)(2)	349,550	—	—
Credits from voluntary, irrevocable waiver by Adviser’s board of directors(2)(3)	—	(320,905)	—
Net fees due to our Adviser	$1,891,318	$1,022,479	$1,079,534
Administration fee(1)(2)	$771,255	$679,590	$442,584

(1)	Pursuant to the Advisory and Administration Agreements, respectively.

(2)	Reflected as a line item on our accompanying Consolidated Statements of Operations.

(3)
The credit received from our Adviser for the three months ended March 31, 2015, was attributable to a finder’s fee earned by our Adviser in connection with a farm we acquired during the three months ended March 31, 2015, which fee was granted to us as a one-time, voluntary and irrevocable waiver to be applied against the fees we pay to our Adviser.

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Management fee due to Adviser	$383,452	$362,373
Incentive fee due to Adviser	168,627	—
Other due to Adviser(1)	2,304	13,140
Total due to Adviser	554,383	375,513
Administration fee due to Administrator	202,381	190,080
Other due from Administrator(1)	(5,968)	—
Total due to Administrator	196,413	190,080
Total due to related parties(2)	$750,796	$565,593

(1)
Other fees due to or from related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser or Administrator on our behalf or by us on our Adviser's or Administrator's behalf.

(2)	Reflected as a line item on our accompanying Consolidated Balance Sheets.
NOTE 7. EQUITY
Stockholders' Equity
As of December 31, 2016, there were 18,000,000 shares of common stock, par value $0.001 per share, authorized, with 10,024,875 shares issued and outstanding. As of December 31, 2015, there were 20,000,000 shares of common stock, par value $0.001 per share, authorized, with 9,992,941 shares issued and outstanding.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership. As of December 31, 2016, and 2015, we owned approximately 87.4% and 100.0%, respectively, of the outstanding OP Units.
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
Regardless of the rights described above, the Operating Partnership will not have an obligation to issue cash to a unitholder upon a redemption request if the Company elects to redeem the OP Units for shares of its common stock. When a non-

Company unitholder redeems an OP Unit, non-controlling interest in the Operating Partnership is reduced, and stockholders’ equity is increased.
The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.
As of December 31, 2016, there were 1,449,258 OP Units held by non-controlling limited partners.

Distributions
The distributions to common stockholders declared by our Board of Directors and paid by us during the years ended December 31, 2016, 2015 and 2014 are reflected in the table below.

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share
2016	January 12, 2016	January 22, 2016	February 2, 2016	$0.04000
	January 12, 2016	February 18, 2016	February 29, 2016	0.04000
	January 12, 2016	March 21, 2016	March 31, 2016	0.04000
	April 12, 2016	April 22, 2016	May 2, 2016	0.04125
	April 12, 2016	May 19, 2016	May 31, 2016	0.04125
	April 12, 2016	June 17, 2016	June 30, 2016	0.04125
	July 12, 2016	July 22, 2016	August 2, 2016	0.04125
	July 12, 2016	August 22, 2016	August 31, 2016	0.04125
	July 12, 2016	September 21, 2016	September 30, 2016	0.04125
	October 11, 2016	October 21, 2016	October 31, 2016	0.04250
	October 11, 2016	November 17, 2016	November 30, 2016	0.04250
	October 11, 2016	December 20, 2016	December 30, 2016	0.04250
Year ended December 31, 2016				$0.49500

2015	January 13, 2015	January 23, 2015	February 3, 2015	$0.03500
	January 13, 2015	February 18, 2015	February 27, 2015	0.03500
	January 13, 2015	March 20, 2015	March 31, 2015	0.03500
	April 14, 2015	April 24, 2015	May 4, 2015	0.04000
	April 14, 2015	May 19, 2015	May 28, 2015	0.04000
	April 14, 2015	June 19, 2015	June 30, 2015	0.04000
	July 14, 2015	July 24, 2015	August 4, 2015	0.04000
	July 14, 2015	August 20, 2015	August 31, 2015	0.04000
	July 14, 2015	September 21, 2015	September 30, 2015	0.04000
	October 13, 2015	October 26, 2015	October 29, 2015	0.04000
	October 13, 2015	November 17, 2015	November 24, 2015	0.04000
	October 13, 2015	December 18, 2015	December 31, 2015	0.04000
Year ended December 31, 2015				$0.46500

2014	January 7, 2014	January 22, 2014	January 31, 2014	$0.03000
	January 7, 2014	February 19, 2014	February 28, 2014	0.03000
	January 7, 2014	March 17, 2014	March 31, 2014	0.03000
	April 8, 2014	April 21, 2014	April 30, 2014	0.03000
	April 8, 2014	May 20, 2014	May 30, 2014	0.03000
	April 8, 2014	June 19, 2014	June 30, 2014	0.03000
	July 15, 2014	July 25, 2014	August 5, 2014	0.03000
	July 15, 2014	August 20, 2014	August 29, 2014	0.03000
	July 15, 2014	September 19, 2014	September 30, 2014	0.03000
	October 7, 2014	October 22, 2014	October 31, 2014	0.03000
	October 7, 2014	November 17, 2014	November 26, 2014	0.03000
	October 7, 2014	December 19, 2014	December 31, 2014	0.03000
Year ended December 31, 2014				$0.36000
During the years ended December 31, 2016, 2015 and 2014, we paid aggregate distributions to common stockholders of approximately $5.0 million, $4.1 million and $2.5 million, respectively.

For federal income tax characterization purposes, distributions paid to common stockholders may be characterized as ordinary income, capital gains, return of capital or a combination thereof. The characterization of distributions on our common stock during each of the last three years is reflected in the following table:

For the Years Ended December 31,	Ordinary Income	Return of Capital	Long-term Capital Gain
2016	30.65818%	69.34182%	0.00000%
2015	62.29540%	37.34781%	0.35679%
2014	95.66078%	4.33922%	0.00000%
 Registration Statement
We filed a universal registration statement on Form S-3 (File No. 333-194539) with the SEC on March 13, 2014, which the SEC declared effective on April 2, 2014. This universal registration statement permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and depository shares, including through separate, concurrent offerings of two or more of such securities. As of December 31, 2016, we have issued 2,188,014 shares of common stock for gross proceeds of approximately $23.6 million and 1,150,000 shares of preferred stock for gross proceeds of approximately $28.8 million under this universal registration statement.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or our “Sales Agreements”) with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). During the year ended December 31, 2016, we issued and sold 31,934 shares of our common stock at an average sales price of $11.29 per share under the ATM Program for gross proceeds of approximately $360,000 and net proceeds of $355,000. Through December 31, 2016, we have issued and sold a total of 64,561 shares of our common stock at an average sales price of $10.23 per share for gross proceeds of approximately $660,000 and net proceeds of $650,000.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the lease we executed upon our acquisition of Bear Mountain in September 2015, we agreed to fund the development of the property into an almond orchard. The development will include the removal of 274 acres of old grape vineyards, the installation of a new irrigation system, including the drilling of three new wells, and the planting of over 800 acres of new almond trees. The project is estimated to cost approximately $8.1 million and is expected to be completed during the three months ending March 31, 2017. As stipulated in the lease, we will earn additional rent on the total cost of the development project commensurate with the yield on the initial acquisition and based on the timing of related cash disbursement made by us. As of December 31, 2016, we have expended or accrued approximately $8.0 million related to this project, and, as a result, we expect to receive approximately $5.0 million of additional rent through the remainder of the lease term, which expires January 9, 2031.
Litigation
We are not currently subject to any material known or threatened litigation.
NOTE 9.  EARNINGS (LOSS) PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2016, 2015 and 2014, computed using the weighted-average number of shares outstanding during the respective periods. The non-controlling limited partners' outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation, as there would be no effect on the amounts since the non-controlling limited partners' share of income (loss) would also be added back to (subtracted from) net income (loss). Net income (loss) figures are presented net of non-controlling interests in the earnings (loss) per share calculation.

	2016	2015	2014
Net income (loss) attributable to the Company	$448,102	$568,545	$(125,133)
Weighted average number of common shares outstanding – basic and diluted	10,007,350	8,639,397	6,852,917
Earnings (loss) per common share – basic and diluted	$0.04	$0.07	$(0.02)
For the year ended December 31, 2016, the weighted-average number of OP Units held by non-controlling limited partners was 766,351. There were no OP Units held by anyone other than the Company during 2015 or 2014.
NOTE 10. QUARTERLY FINANCIAL INFORMATION (unaudited)
The following table reflects the quarterly results of operations for the years ended December 31, 2016 and 2015:

Fiscal Year 2016:	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Operating revenues	$3,682,677	$4,244,441	$4,469,174	$4,920,325
Operating expenses	(2,282,477)	(2,650,404)	(2,663,340)	(2,663,809)
Other expenses	(1,160,208)	(1,478,177)	(1,771,233)	(2,173,481)
Net income	239,992	115,860	34,601	83,035
Less net income attributable to non-controlling interests	(5,576)	(8,047)	(2,718)	(9,045)
Net income attributable to the Company	$234,416	$107,813	$31,883	$73,990
Earnings per weighted average common shares – basic and diluted	$0.02	$0.01	$—	$0.01
Weighted average common shares outstanding – basic and diluted	9,992,941	9,992,941	10,018,331	10,024,875

Fiscal Year 2015:	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Operating revenues	$2,625,724	$2,783,853	$3,083,553	$3,408,331
Operating expenses	(1,671,211)	(1,889,182)	(1,915,900)	(1,856,387)
Other expenses	(929,939)	(924,960)	(961,258)	(1,184,079)
Net income (loss)	24,574	(30,289)	206,395	367,865
Earnings (loss) per weighted average common shares – basic and diluted	$0.01	$—	$0.02	$0.04
Weighted average common shares outstanding – basic and diluted	7,753,717	8,439,855	9,060,314	9,282,280
NOTE 11. SUBSEQUENT EVENTS
Investing Activity
On January 12, 2017, we acquired one farm in Martin County, Florida ("Citrus Boulevard"), for $54.0 million. The property is comprised of 3,748 acres of farmland and will be farmed for miscellaneous organic vegetables. At closing, we executed a new, 7-year, partial-net lease that includes annual escalations and five, 5-year extension options. The lease provides for minimum annualized, straight-line rents of approximately $2.9 million. We will account for this acquisition as an asset acquisition in accordance with ASC 360.
Financing Activity
In connection with the acquisition of Citrus Boulevard, on January 12, 2017, we issued four separate bonds (the "Bonds") under our Farmer Mac Facility, for which we received total proceeds of $32.4 million. The Bonds, which are interest-only, have terms ranging from 3 to 7 years and will bear interest at fixed rates ranging 2.80% to 3.63% throughout their respective terms, with a weighted-average interest rate of 3.33%. In addition, we drew $18.5 million on one of our MetLife Lines of Credit.

Distributions
On January 10, 2017, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share	Dividends per Series A Term Preferred Share
January 20, 2017	January 31, 2017	$0.04300	$0.1328125
February 16, 2017	February 28, 2017	0.04300	0.1328125
March 22, 2017	March 31, 2017	0.04300	0.1328125
Total:		$0.12900	$0.3984375
The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership as of the above record dates.

GLADSTONE LAND CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016

			Initial Cost			Subsequent Capitalized Additions			Total Cost
Location and Description of Property	Date Acquired	Encumbrances	Land and Land Improvements	Buildings & Improvements	Horticulture	Land Improvements	Buildings & Improvements	Horticulture	Land and Land Improvements	Buildings & Improvements	Horticulture	Total(1)	Accumulated Depreciation(2)
Santa Cruz County, California:
Land & Improvements	6/16/1997	$6,917,247	$4,350,000	$—	$—	$—	$579,307	$—	$4,350,000	$579,307	$—	$4,929,307	$(182,758)
Ventura County, California:
Land, Buildings & Improvements	9/15/1998	26,956,919	9,895,497	5,255,736	—	—	284,698	—	9,895,497	5,540,434	—	15,435,931	(3,405,946)
Santa Cruz County, California:
Land & Improvements	1/3/2011	6,032,246	8,328,475	—	—	468,456	527,341	—	8,796,931	527,341	—	9,324,272	(54,075)
Hillsborough County, Florida:
Land, Buildings & Improvements	8/9/2012	2,640,000	2,513,696	909,491	—	162,059	667,042	—	2,675,755	1,576,533	—	4,252,288	(414,346)
Hillsborough County, Florida:
Land, Buildings & Improvements	9/12/2012	2,389,500	2,198,728	1,657,339	—	—	473,172	—	2,198,728	2,130,511	—	4,329,239	(554,041)
Marion County, Oregon:
Land, Buildings & Improvements	5/31/2013	1,705,915	2,493,809	703,453	—	1,102	416,115	—	2,494,911	1,119,568	—	3,614,479	(211,803)
Monterey County, California:
Land, Buildings & Improvements	10/21/2013	4,323,279	7,186,774	164,114	—	—	1,674,620	—	7,186,774	1,838,734	—	9,025,508	(115,449)
Ventura County, California:
Land, Buildings, Improvements & Horticulture	12/16/2013	1,698,795	2,847,948	72,753	34,690	3,405	677,067	—	2,851,353	749,820	34,690	3,635,863	(176,153)
Morrow County, Oregon:
Land & Improvements	12/27/2013	8,137,938	12,937,446	1,118,325	—	3,646	133,527	—	12,941,092	1,251,852	—	14,192,944	(226,226)
Cochise County, Arizona:
Land, Buildings & Improvements	12/27/2013	4,236,814	6,167,902	572,283	—	7,800	1,462,107	—	6,175,702	2,034,390	—	8,210,092	(531,898)
Santa Cruz County, California:
Land, Building & Improvements	6/13/2014	3,522,201	5,576,138	206,636	—	—	—	—	5,576,138	206,636	—	5,782,774	(132,524)
Ventura County, California:
Land, Buildings & Improvements	7/23/2014	3,524,744	6,219,293	504,673	—	—	51,237	—	6,219,293	555,910	—	6,775,203	(76,970)
Kern County, California:
Land & Improvements	7/25/2014	3,933,167	5,840,750	67,000	—	—	993,319	—	5,840,750	1,060,319	—	6,901,069	(91,060)
Manatee County, Florida:
Land, Buildings & Improvements	9/29/2014	7,329,862	8,466,185	5,426,170	—	(385)	569,607	—	8,465,800	5,995,777	—	14,461,577	(1,147,002)
Ventura County, California:
Land, Buildings & Improvements	10/29/2014	13,732,770	23,672,902	350,454	—	—	—	—	23,672,902	350,454	—	24,023,356	(75,932)
Ventura County, California:
Land & Improvements	11/4/2014	3,675,000	5,859,721	91,848	—	—	2,210	—	5,859,721	94,058	—	5,953,779	(20,305)
Monterey County, California:
Land, Buildings & Improvements	1/5/2015	10,178,000	15,852,466	581,879	—	(155,798)	—	—	15,696,668	581,879	—	16,278,547	(216,120)
Manatee County, Florida:
Land, Buildings & Improvements	3/10/2015	2,374,680	2,403,064	1,871,285	—	—	—	—	2,403,064	1,871,285	—	4,274,349	(297,591)
Hendry County, Florida
Land, Buildings & Improvements	6/25/2015	9,360,000	14,410,840	788,986	—	—	—	—	14,410,840	788,986	—	15,199,826	(185,297)
Holt County, Nebraska

Land, Buildings & Improvements	8/20/2015	3,301,000	4,690,369	786,137	—	—	—	—	4,690,369	786,137	—	5,476,506	(89,475)
Rock County, Nebraska
Land, Buildings & Improvements	8/20/2015	3,301,000	4,862,314	612,821	—	—	—	—	4,862,314	612,821	—	5,475,135	(109,325)
Kern County, California:
Land & Improvements	9/3/2015	11,279,182	18,893,101	497,001	—	612,881	5,684,167	1,375.677	19,505,982	6,181,168	1,375,677	27,062,827	(240,290)
Hendry County, Florida:
Land, Buildings & Improvements	11/2/2015	2,165,760	3,243,825	738,835	—	1,956	446	—	3,245,781	739,281	—	3,985,062	(132,102)
Cochise County, Arizona:
Land, Buildings & Improvements	12/23/2015	3,210,000	4,233,865	1,502,479	—	5,408	107,937	—	4,239,273	1,610,416	—	5,849,689	(133,651)
Saguache County, Colorado:
Land, Buildings & Improvements	3/3/2016	15,303,500	16,755,814	8,348,131	—	—	—	—	16,755,814	8,348,131	—	25,103,945	(932,693)
Fresno County, California:
Land, Improvements & Horticulture	4/5/2016	9,161,418	3,623,219	1,228,279	11,455.057	—	—	—	3,623,219	1,228,279	11,455,057	16,306,555	(320,676)
Saint Lucie County, Florida:
Land, Buildings & Improvements	7/1/2016	3,072,602	4,164,623	970,992	—	—	—	—	4,164,623	970,992	—	5,135,615	(48,550)
Baca County, Colorado:
Land & Buildings	9/1/2016	3,051,727	6,167,465	213,511	—	—	—	—	6,167,465	213,511	—	6,380,976	(4,745)
Stanislaus County, California:
Land & Improvements	9/14/2016	7,273,282	14,114,337	45,465	—	—	—	—	14,114,337	45,465	—	14,159,802	—
Merced County, California:
Land & Improvements	9/14/2016	6,713,799	12,844,650	504,445	—	—	—	—	12,844,650	504,445	—	13,349,095	—
Fresno County, California:
Land, Improvements & Horticulture	10/13/2016	3,900,000	2,936,506	138,817	3,451,960	—	—	—	2,936,506	138,817	3,451,960	6,527,283	(38,013)
Baca County, Colorado:
Land & Improvements	12/28/2016	5,900,005	11,430,267	277,551	—	—	—	—	11,430,267	277,551	—	11,707,818	—
Miscellaneous Investments
Land, Buildings, Improvements & Horticulture	N/A	8,456,677	9,684,585	2,905,462	1,456,004	7,405	216,622	(14.195)	9,691,990	3,122,084	1,441,809	14,255,883	(900,957)
		$208,759,029	$264,866,574	$39,112,351	$16,397,711	$1,117,935	$14,520,541	$1,361,482	$265,984,509	$53,632,892	$17,759,193	$337,376,594	$(11,065,973)

(1)	The aggregate cost for land, buildings, improvements and horticulture for federal income tax purposes is approximately $319.8 million.

(2)
The Company computes depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the the shorter of the estimated useful life or 25 years for horticulture, 5 to 7 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2016, 2015 and 2014, respectively:

	2016	2015	2014
Balance, beginning of period	$228,417,837	$148,371,478	$78,478,053
Additions:
Acquisitions during the period	100,356,160	75,078,078	67,287,231
Improvements	8,772,590	5,036,926	2,726,734
Deductions:
Dispositions during period	(169,993)	(68,645)	(120,540)
Purchase price adjustments	—	—	—
Balance, end of period	$337,376,594	$228,417,837	$148,371,478

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2016, 2015 and 2014, respectively:

	2016	2015	2014
Balance, beginning of period	$6,634,412	$4,431,290	$3,166,870
Additions during period	4,445,756	2,203,122	1,264,420
Dispositions during period	(14,195)	—	—
Balance, end of period	$11,065,973	$6,634,412	$4,431,290

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Control over Financial Reporting
Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III
We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2016. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2017 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Election of Directors to Class of 2020,” “Information Regarding the Board of Directors and Corporate Governance,” “Report of the Compensation Committee of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the sub-caption “Code of Business Conduct and Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Report of the Compensation Committee of the Board of Directors” and the sub-caption “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2017 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
 a.    DOCUMENTS FILED AS PART OF THIS REPORT
1.    The following financial statements are filed herewith:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Financial Statements
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
4.1
Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed on December 27, 2012.

4.2	Form of Indenture, incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File No. 333-194539), filed on March 13, 2014.
4.3	Form of Certificate for 6.375% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 11, 2016.
10.1
Amended and Restated Investment Advisory Agreement, dated February 1, 2013, by and between Gladstone Land Corporation and Gladstone Management Corporation, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on February 4, 2013.

10.2
Second Amended and Restated Administration Agreement, dated February 1, 2013, by and between Gladstone Land Corporation and Gladstone Administration, LLC, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on February 4, 2013.

10.3
Loan Agreement, dated April 30, 2014, by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 14, 2014.

10.4
Loan Guaranty Agreement, dated April 30, 2014, by Gladstone Land Corporation for the benefit of Metropolitan Life Insurance Company, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on May 14, 2014.

10.5
Promissory Note (Note A), dated April 30, 2014, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795), filed on May 14, 2014.

10.6
Promissory Note (Note B—RELOC), dated April 30, 2014, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35795), filed on May 14, 2014.

10.7
Agreement of Purchase and Sale, dated August 11, 2014, by and between Gladstone Land Corporation and Oxnard Plains, LLC, and Santa Clara Plains, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on November 3, 2014.

10.8
First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, dated October 7, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on October 14, 2014.

10.9
Agvantage Bond Purchase Agreement, dated December 5, 2014, by and among Gladstone Lending Company, LLC, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on December 17, 2014.

10.10
Pledge and Security Agreement, dated December 5, 2014, by and among Gladstone Lending Company, LLC, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on December 17, 2014.

10.11
Controlled Equity Offering Sales Agreement, dated August 7, 2015, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35785), filed on August 7, 2015.

10.12
Controlled Equity Offering Sales Agreement, dated August 7, 2015, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership and Ladenburg Thalmann & Co. Inc., incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-35785), filed on August 7, 2015.

10.13
Third Amendment to Loan Agreement, dated September 3, 2015, by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on September 10, 2015.

10.14
First Amendment to Promissory Note (Note A), dated September 3, 2015, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on September 10, 2015.

10.15
First Amendment to Promissory Note (Note B), dated September 3, 2015 by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795), filed on September 10, 2015.

10.16
Agreement of Purchase and Sale, dated February 11, 2016, between Gunbarrel Road Alamosa, LLC, as Purchaser, and Ernest Myers and Virginia Myers, collectively, as Seller, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35975), filed on March 9, 2016.

10.17
Agreement of Purchase and Sale, dated February 17, 2016, between Gunbarrel Road Alamosa, LLC, as Purchaser, and SAM Investments, Inc., as Seller, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on March 9, 2016.

10.18
Contribution Agreement, dated February 17, 2016, by and among Gunbarrel Road Alamosa, LLC, Gladstone Land Corporation, Gladstone Land Partners, LLC, and Gladstone Land Limited Partnership, collectively, as Recipient Parties, and SAM Investments, Inc., as Contributor, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795), filed on March 9, 2016.

10.19
Contribution Agreement, dated February 17, 2016, by and among Gunbarrel Road Alamosa, LLC, Gladstone Land Corporation, Gladstone Land Partners, LLC, and Gladstone Land Limited Partnership, collectively, as Recipient Parties, and Mountain Valley Produce, LLC, as Contributor, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35795), filed on March 9, 2016.

10.20
Amendment No. 1 to AgVantage Bond Purchase Agreement, dated June 16, 2016, by and among Gladstone Lending Company, LLC, as Issuer, Farmer Mac Mortgage Securities Corporation, as Purchaser, and Federal Agricultural Mortgage Corporation, as Guarantor, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795), filed on June 20, 2016.

10.21
First Amendment to the First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, dated August 10, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 11, 2016.

10.22
Real Property Purchase and Sale Agreement, and Joint Escrow Instructions, dated September 13, 2016, by and between Diego Ranch Stanislaus, LP, as buyer, and Washington San Joaquin Farms, LLC, as seller, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35795), filed on November 14, 2016.

10.23
Contribution Agreement, dated September 13, 2016, by and between Gladstone Land Limited Partnership, as recipient, and Washington San Joaquin Farms, LLC, as contributor, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-35795), filed on November 14, 2016.

10.24
Real Property Purchase and Sale Agreement, and Joint Escrow Instructions, dated September 13, 2016, by and between Nevada Ranch Merced, LP, as buyer, and Washington San Joaquin Farms, LLC, as seller, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-35795), filed on November 14, 2016.

10.25
Fourth Amendment to Loan Agreement, dated October 5, 2016, by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-35795), filed on October 11, 2016.

10.26
Second Amendment to Promissory Note (Note A), dated October 5, 2016, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-35795), filed on October 11, 2016.

10.27
Second Amendment to Promissory Note (Note B), dated October 5, 2016, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K (File No. 001-35795), filed on October 11, 2016.

10.28
Promissory Note (Note C – 2016 Term Facility), dated October 5, 2016, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K (File No. 001-35795), filed on October 11, 2016.

10.29
Promissory Note (Note D – 2016 RELOC), dated October 5, 2016, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K (File No. 001-35795), filed on October 11, 2016.

10.30
Agreement of Purchase and Sale, dated November 17, 2016, by and between Citrus Boulevard Stuart, LLC, as purchaser, and Pero Greenridge Farms, LLC, and PFF Land Holdings, LLC, collectively, as sellers (filed herewith).

11	Computation of Per-Share Earnings from Operations (included in the notes to the audited financial statements contained in this Report).
12	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21	List of Subsidiaries of the Registrant (filed herewith).
23	Consent of PricewaterhouseCoopers, LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2016, and December 31, 2015, (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Equity for the years ended December 31, 2016, 2015, and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: February 21, 2017	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer

Date: February 21, 2017	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2017	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: February 21, 2017	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date: February 21, 2017	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer (principal financial and accounting officer)

Date: February 21, 2017	By:	/s/ Paul Adelgren
Paul Adelgren
Director

Date: February 21, 2017	By:	/s/ Michela A. English
Michela A. English
Director

Date: February 21, 2017	By:	/s/ Caren D. Merrick
Caren D. Merrick
Director

Date: February 21, 2017	By:	/s/ John Outland
John Outland
Director

Date: February 21, 2017	By:	/s/ Anthony W. Parker
Anthony W. Parker
Director

Date: February 21, 2017	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr.
Director