Form 10-Q
period 2017-03-31
GLADSTONE LAND Corp
filed 2017-05-09
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 001-35795
____________________________________________
GLADSTONE LAND CORPORATION
(Exact name of registrant as specified in its charter)
______________________________________________

MARYLAND	54-1892552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 100 MCLEAN, VIRGINIA 22102
(Address of principal executive offices, including zip code)
(703) 287-5800
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
______________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)

Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 8, 2017, was 11,850,624.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2017

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Investments in real estate, net	$379,499	$326,311
Lease intangibles, net	1,872	2,000
Cash and cash equivalents	2,473	2,438
Deferred financing costs related to borrowings under line of credit, net	225	239
Other assets, net	2,913	2,997
TOTAL ASSETS	$386,982	$333,985

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under line of credit	$20,050	$16,550
Mortgage notes and bonds payable, net	220,720	190,797
Series A cumulative term preferred stock, par value $0.001 per share; $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of March 31, 2017, and December 31, 2016, net(1)	27,714	27,655
Accounts payable and accrued expenses	2,596	2,801
Due to related parties, net(2)	980	751
Other liabilities, net	8,974	7,654
Total liabilities	281,034	246,208
Commitments and contingencies(3)
EQUITY:
Stockholders’ equity:
Common stock, $0.001 par value; 18,000,000 shares authorized, 11,850,624 shares issued and outstanding as of March 31, 2017; 18,000,000 shares authorized, 10,024,875 shares issued and outstanding as of December 31, 2016	12	10
Additional paid-in capital	109,012	90,082
Accumulated deficit	(14,621)	(13,402)
Total stockholders’ equity	94,403	76,690
Non-controlling interests in the Operating Partnership	11,545	11,087
Total equity	105,948	87,777
TOTAL LIABILITIES AND EQUITY	$386,982	$333,985

(1)	Refer to Note 5, “Mandatorily-Redeemable Preferred Stock,” for additional information.

(2)	Refer to Note 6, “Related-Party Transactions,” for additional information.

(3)	Refer to Note 8, “Commitments and Contingencies,” for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
OPERATING REVENUES:
Rental revenue	$5,748	$3,680
Tenant recovery revenue	2	3
Total operating revenues	5,750	3,683
OPERATING EXPENSES:
Depreciation and amortization	1,472	977
Property operating expenses	248	213
Acquisition-related expenses	9	95
Management fee(1)	394	387
Incentive fee(1)	350	—
Administration fee(1)	227	212
General and administrative expenses	446	399
Total operating expenses	3,146	2,283
OPERATING INCOME	2,604	1,400
OTHER INCOME (EXPENSE):
Other income	184	95
Interest expense	(2,157)	(1,255)
Distributions attributable to mandatorily-redeemable preferred stock	(458)	—
Total other expense	(2,431)	(1,160)
NET INCOME	173	240
Less net income attributable to non-controlling interests	(21)	(6)
NET INCOME ATTRIBUTABLE TO THE COMPANY	$152	$234
EARNINGS PER COMMON SHARE:
Basic and diluted	$0.01	$0.02
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	10,395,736	9,992,941

(1)	Refer to Note 6, “Related-Party Transactions,” for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2015	9,992,941	$10	$86,892	$(8,895)	$—	$78,007
Net income	—	—	—	448	25	473
Proceeds from issuance of common stock, net	31,934	—	350	—	—	350
Distributions	—	—	—	(4,955)	(388)	(5,343)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	14,290	14,290
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	2,840	—	(2,840)	—
Balance at December 31, 2016	10,024,875	$10	$90,082	$(13,402)	$11,087	$87,777
Net income	—	—	—	152	21	173
Proceeds from issuance of common stock, net	1,825,749	2	19,553	—	—	19,555
Distributions	—	—	—	(1,371)	(187)	(1,558)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	1	1
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	(623)	—	623	—
Balance at March 31, 2017	11,850,624	$12	$109,012	$(14,621)	$11,545	$105,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$173	$240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,472	977
Amortization of deferred financing costs	116	34
Amortization of deferred rent assets and liabilities, net	(50)	(42)
Allowance for doubtful accounts	—	(13)
Changes in operating assets and liabilities:
Other assets	(150)	40
Accounts payable, accrued expenses and due to related parties	(187)	(530)
Other liabilities	1,372	3,527
Net cash provided by operating activities	2,746	4,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate	(53,532)	(19,067)
Capital expenditures on existing real estate	(468)	(1,866)
Change in deposits on real estate acquisitions and investments, net	(215)	(217)
Net cash used in investing activities	(54,215)	(21,150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity	20,722	—
Offering costs	(1,054)	(215)
Borrowings from mortgage notes and bonds payable	32,400	15,531
Repayments on mortgage notes and bonds payable	(2,231)	(187)
Net borrowings from line of credit	3,500	2,700
Payment of financing fees	(274)	(23)
Distributions paid on common stock	(1,372)	(1,199)
Distributions paid to non-controlling interests in Operating Partnership	(187)	(30)
Net cash provided by financing activities	51,504	16,577
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35	(340)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,438	2,533
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,473	$2,193
NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of non-controlling interests in operating partnership in conjunction with acquisitions	$—	$6,452
Real estate additions included in Accounts payable, accrued expenses and due to related parties	199	3,189
Real estate additions included in Other liabilities	—	6
Common stock offering and OP Unit issuance costs included in Accounts payable, accrued expenses and due to related parties	171	36
Financing fees included in Accounts payable, accrued expenses and due to related parties	22	27
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS
Business
Gladstone Land Corporation is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004, and having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. The Company owned 89.1% and 87.4% of the limited partnership interests in the Operating Partnership ("OP Units") as of March 31, 2017, and December 31, 2016, respectively (see Note 7, "Equity," for additional discussion regarding OP Units).
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2017 (the “Form 10-K”). The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Reclassifications
Certain line items on the accompanying Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016, have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity, net income or net change in cash and cash equivalents.
Non-controlling Interests
Non-controlling interests are interests in the Operating Partnership not owned by us. We evaluate whether non-controlling interests are subject to redemption features outside of our control. As of both March 31, 2017, and December 31, 2016, the non-controlling interests in the Operating Partnership are redeemable at the option of the holder for cash or, at our election, shares of our common stock and thus are reported in the equity section of the accompanying Condensed Consolidated Balance Sheet but separate from stockholders’ equity. The amounts reported for non-controlling interests on the accompanying Condensed Consolidated Statement of Operations represent the portion of income from the Operating Partnership not attributable to us. At the end of each reporting period, we determine the amount of equity (at book value) that is allocable to non-controlling interests based upon the respective ownership interests. To reflect the non-controlling interests' equity interest in the Company, an adjustment is made to non-controlling interests, with a corresponding adjustment to paid-in capital, as reflected on the accompanying Condensed Consolidated Statements of Equity.
Critical Accounting Policies
The preparation of financial statements in accordance with GAAP requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions, and the application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements included in our Form 10-K. There were no material changes to our significant accounting policies during the three months ended March 31, 2017.
Recently-Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions and disposals. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We have early adopted ASU 2017-01, effective October 1, 2016. As a result of our adoption of ASU 2017-01, we anticipate that most of our farmland acquisitions will be treated as asset acquisitions under Accounting Standards Codification ("ASC") 360, which will result in a lower amount of acquisition-related costs being expensed on our condensed consolidated statements of operations, as the majority of those costs will be capitalized and included as part of the fair value allocation of the purchase price.
In February 2017, the FASB issued ASU No. 2017-05, "Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets" ("ASU 2017-05"). ASU 2017-05 clarifies the scope of the FASB's recently-established guidance on nonfinancial asset derecognition, which applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets. In addition, ASU 2017-05 clarifies the accounting for partial sales of nonfinancial assets and in-substance nonfinancial assets to align with the new revenue recognition standard. ASU 2017-05 can be adopted using either a full retrospective approach or a modified retrospective approach, resulting in a cumulative-effect adjustment to equity as of the beginning of the fiscal year in which the guidance is effective. ASU 2017-05 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted, and must be adopted in conjunction with the new revenue recognition guidance. We are currently in the process of evaluating the impact of ASU 2017-05 on our consolidated financial statements.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly owned on a fee-simple basis. The following table provides certain summary information about our 59 farms as of March 31, 2017 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California	22	6,713	6,240	$181,634	$126,186
Florida	16	9,315	7,664	108,345	64,967
Colorado	9	30,170	23,257	42,469	24,145
Oregon	4	2,313	2,003	19,305	11,549
Arizona	2	3,000	2,195	13,334	7,502
Nebraska	2	2,559	2,101	10,748	6,602
Michigan	4	270	183	3,022	1,477
	59	54,340	43,643	$378,857	$242,428

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

(2)
Excludes approximately $1.7 million of deferred financing costs related to mortgage notes and bonds payable included in Mortgage notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet.

Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of March 31, 2017, and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Real estate:
Land and land improvements	$318,473	$265,985
Irrigation systems	35,805	33,969
Buildings	14,849	14,671
Horticulture	17,771	17,759
Other improvements	5,001	4,993
Real estate, at cost	391,899	337,377
Accumulated depreciation	(12,400)	(11,066)
Real estate, net	$379,499	$326,311
Real estate depreciation expense on these tangible assets was approximately $1.3 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.
Included in the figures above are amounts related to improvements on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of each of March 31, 2017, and December 31, 2016, we recorded tenant improvements, net of accumulated depreciation, of approximately $1.8 million. We recorded both depreciation expense and additional rental revenue related to these tenant improvements of approximately $37,000 for each of the three months ended March 31, 2017 and 2016.
Intangible Assets and Liabilities
The following table summarizes the carrying values of lease intangible assets and the related accumulated amortization as of March 31, 2017, and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Lease intangibles:
In-place leases	$1,481	$1,481
Leasing costs	1,097	1,086
Tenant relationships	706	706
Lease intangibles, at cost	3,284	3,273
Accumulated amortization	(1,412)	(1,273)
Lease intangibles, net	$1,872	$2,000
Total amortization expense related to these lease intangible assets was approximately $139,000 and $177,000 for the three months ended March 31, 2017 and 2016, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets and Other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of March 31, 2017, and December 31, 2016 (dollars in thousands).

	March 31, 2017		December 31, 2016
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values(1)	$20	$(16)	$19	$(14)
Below-market lease values and deferred revenue(2)	(786)	76	(785)	61
	$(766)	$60	$(766)	$47

(1)	Above-market lease values are included as part of Other assets in the accompanying Condensed Consolidated Balance Sheets, and the related amortization is recorded as a reduction of rental income.

(2)
Below-market lease values and deferred revenue are included as a part of Other liabilities in the accompanying Condensed Consolidated Balance Sheets, and the related accretion is recorded as an increase to rental income.

For each of the three months ended March 31, 2017 and 2016, total amortization related to above-market lease values and deferred revenue was approximately $2,000. Total accretion related to below-market lease values and deferred revenue was approximately $15,000 and $7,000 for the three months ended March 31, 2017 and 2016, respectively.
New Real Estate Activity
Until our adoption of ASU 2017-01, which clarified the definition of a business, certain acquisitions during the prior-year period were accounted for as business combinations in accordance with ASC 805, as there was a prior leasing history on the property. As such, the fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred, other than those costs directly related to reviewing or assigning leases that we assumed upon acquisition, which were capitalized as part of leasing costs. Upon our early adoption of ASU 2017-01, effective October 1, 2016, acquisitions with a prior leasing history will generally be treated as an asset acquisition under ASC 360. For acquisitions accounted for as asset acquisitions under ASC 360, all acquisition-related costs were capitalized and included as part of the fair value allocation of the identifiable tangible and intangible assets acquired, other than those costs that directly related to originating new leases we executed upon acquisition, which were capitalized as part of leasing costs.
In addition, total consideration for acquisitions may include a combination of cash and equity securities, such as OP Units. When OP Units are issued in connection with acquisitions, we determine the fair value of the OP Units issued based on the number of units issued multiplied by the closing price of the Company’s common stock on the date of acquisition.
2017 New Real Estate Activity
During the three months ended March 31, 2017, we acquired one new farm in one transaction, which is summarized in the table below (dollars in thousands).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Rent(1)	Net Long-term Debt Issued
Citrus Boulevard	Stuart, FL	1/12/2017	3,748	1	Organic Vegetables	7 years	3 (5 years)	$54,000	$79	(2)	$2,926	$32,400

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

(2)	Acquisition accounted for as an asset acquisition under ASC 360.
The allocation of the purchase price for the farm acquired during the three months ended March 31, 2017, is as follows (dollars in thousands):

Property Name	Land and Land Improvements	Buildings	Irrigation Systems	Total Purchase Price
Citrus Boulevard	$52,375	$178	$1,447	$54,000
Below is a summary of the total operating revenues and earnings recognized on the property acquired during the three months ended March 31, 2017 (dollars in thousands):

		For the three months ended March 31, 2017
Property Name	Acquisition Date	Operating Revenues	Earnings
Citrus Boulevard	1/12/2017	$645	$380
2016 New Real Estate Activity
During the three months ended March 31, 2016, we acquired three new farms in one transaction, which is summarized in the table below (dollars in thousands, except for footnotes).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Rent(1)	Net Long-term Debt Issued
Gunbarrel Road (2)	Alamosa, CO	3/3/2016	6,191	3	Organic Potatoes	5 years	1 (5 years)	$25,736	$119	(3)	$1,591	$15,531

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

(2)
As partial consideration for the acquisition of this property, we issued 745,879 OP Units, constituting an aggregate fair value of approximately $6.5 million as of the acquisition date. We incurred $25,500 of legal costs in connection with the issuance of these OP Units.

(3)	Acquisition accounted for as a business combination under ASC 805. In aggregate, $4,670 of these costs related to direct leasing costs incurred in connection with these acquisitions.

The allocation of the purchase price for the farms acquired during the three months ended March 31, 2016, were as follows (dollars in thousands):

Property Name	Land and Land Improvements	Buildings and Improvements	Irrigation System	Other Improvements	In-place Leases	Leasing Costs	Total Purchase Price
Gunbarrel Road	$16,756	$3,438	$2,831	$2,079	$382	$250	$25,736

Below is a summary of the total operating revenues and earnings recognized on the properties acquired during the three months ended March 31, 2016 (dollars in thousands, except for footnotes):

		For the three months ended March 31, 2016
Property Name	Acquisition Date	Operating Revenues	Earnings(1)
Gunbarrel Road	3/3/2016	$124	$(101)

(1)	Includes approximately $84,000 of non-recurring acquisition-related costs during the three months ended March 31, 2016.
Acquired Intangibles and Liabilities
The following table shows the weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed in connection with new real estate acquired during the three months ended March 31, 2016. There were intangible assets acquired or liabilities assumed in connection with new real estate acquired during the three months ended March 31, 2017.

Weighted-Average Amortization Period (in Years)
Intangible Assets and Liabilities	2016
In-place leases	5.1
Leasing costs	5.1
All intangible assets and liabilities	5.1
Pro-Forma Financials
During the three months ended March 31, 2016, we acquired three farms that qualified as business combinations. No farms were acquired during the three months ended March 31, 2017 that were treated as business combinations. The following table reflects pro-forma consolidated financial information as if each farm acquired during the three months ended March 31, 2016, as part of a business combination was acquired on January 1, 2015. In addition, pro-forma earnings have been adjusted to assume that acquisition-related costs related to these farms were incurred at the beginning of the previous fiscal year (dollars in thousands, except share and per-share amounts).

For the Three Months Ended
March 31, 2016
(Unaudited)
Operating Data:
Total operating revenue	$3,762
Net income attributable to the company	$156
Share and Per-share Data:
Earnings per share of common stock – basic and diluted	$0.01
Weighted-average common shares outstanding – basic and diluted	10,738,820
The pro-forma consolidated results are prepared for informational purposes only. They are not necessarily indicative of what our consolidated financial condition or results of operations actually would have been assuming the acquisitions had occurred at the beginning of the previous fiscal year, nor do they purport to represent our consolidated financial position or results of operations for future periods.

Portfolio Diversification and Concentrations
Diversification
The following table summarizes the geographic locations, by state, of our properties with leases in place as of March 31, 2017 and 2016 (dollars in thousands):

	As of and For the Three Months Ended March 31, 2017					As of and For the Three Months Ended March 31, 2016
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California	22	6,713	12.4%	$2,857	49.7%	18	3,576	15.5%	$2,140	58.2%
Florida	16	9,315	17.1%	1,531	26.6%	13	5,094	22.1%	743	20.2%
Colorado	9	30,170	55.5%	673	11.7%	3	6,191	26.9%	124	3.4%
Oregon	4	2,313	4.3%	294	5.1%	4	2,313	10.1%	293	7.9%
Arizona	2	3,000	5.5%	186	3.2%	2	3,000	13.1%	173	4.7%
Nebraska	2	2,559	4.7%	145	2.6%	2	2,559	11.1%	145	3.9%
Michigan	4	270	0.5%	62	1.1%	4	270	1.2%	62	1.7%
	59	54,340	100.0%	$5,748	100.0%	46	23,003	100.0%	$3,680	100.0%
Concentrations
Credit Risk
As of March 31, 2017, our farms were leased to 40 different, third-party tenants, with certain tenants leasing more than one farm. One unrelated tenant ("Tenant A") leases five of our farms, and aggregate rental revenue attributable to Tenant A accounted for approximately $1.0 million, or 17.8% of the rental revenue recorded during the three months ended March 31, 2017. In addition, Dole Food Company (“Dole”) leases two of our farms, and aggregate rental revenue attributable to Dole accounted for approximately $0.7 million, or 12.9% of the rental revenue recorded during the three months ended March 31, 2017. If either Tenant A or Dole fails to make rental payments or elects to terminate its leases, and the properties cannot be re-leased on satisfactory terms, there could be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total rental revenue recorded during the three months ended March 31, 2017.
Geographic Risk
22 of our 59 farms owned as of March 31, 2017, are located in California, and 16 farms are located in Florida. As of March 31, 2017, our farmland in California accounted for 6,713 acres, or 12.4% of the total acreage we owned, and these farms accounted for approximately $2.9 million, or 49.7% of the rental revenue recorded during the three months ended March 31, 2017. However, our 22 California farms are spread across three of the many different growing regions within the state. In addition, as of March 31, 2017, our farmland in Florida and Colorado accounted for 9,315 acres and 30,170 acres, respectively, or 17.1% and 55.5%, respectively, of the total acreage we owned. Furthermore, our Florida and Colorado farms accounted for approximately $1.5 million and $0.7 million, respectively, or 26.6% and 11.7%, respectively, of the rental revenue recorded during the three months ended March 31, 2017. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of the total rental revenue recorded during the three months ended March 31, 2017.

NOTE 4. BORROWINGS
Our borrowings as of March 31, 2017, and December 31, 2016 are summarized below (dollars in thousands):

	Carrying Value as of		As of March 31, 2017
	March 31, 2017	December 31, 2016	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Mortgage notes and bonds payable:
Fixed-rate mortgage notes payable	$140,857	$142,861	2.90%–3.94%; 3.26%	5/1/2020–11/1/2041; Jun 2030
Fixed-rate bonds payable	81,521	49,348	2.38%–3.63%; 3.10%	7/30/2018–1/12/2024; May 2021
Total mortgage notes and bonds payable	222,378	192,209
Deferred financing costs – mortgage notes and bonds payable	(1,658)	(1,412)	N/A	N/A
Mortgage notes and bonds payable, net	$220,720	$190,797

Variable-rate revolving lines of credit	$20,050	$16,550	3.26%	4/5/2024

Total borrowings, net	$240,770	$207,347

(1)	Where applicable, stated interest rates are before interest patronage (as described below).
The weighted-average interest rate charged on the above borrowings, excluding the impact of deferred financing costs and before any interest patronage, or refunded interest, was 3.25% for the three months ended March 31, 2017, as compared to 3.29% for the prior-year period. In addition, 2016 interest patronage from our Farm Credit Notes Payable (including the Farm Credit CFL Notes Payable and the Farm Credit West Notes Payable, each as defined below), which was received during 2017, resulted in a 17.2% reduction (approximately 61 basis points) to the stated interest rates on such borrowings.
MetLife Facility
On May 9, 2014, we closed on a facility with Metropolitan Life Insurance Company (“MetLife”) that consisted of a $100.0 million long-term note payable (the “2015 MetLife Term Note”) and a $25.0 million revolving equity line of credit (the “2015 MetLife Line of Credit” and, together with the 2015 MetLife Term Note, the “MetLife Facility”). As amended on October 5, 2016, the overall size of the facility was increased from $125.0 million to $200.0 million (the "2016 Amendment"). Pursuant to the 2016 Amendment, the MetLife Facility now consists of the 2015 MetLife Term Note, the 2015 MetLife Line of Credit, a $50.0 million long-term note payable (the "2016 MetLife Term Note" and, together with the 2015 MetLife Term Note, the "MetLife Term Notes"), the terms of which are pari passu with those of the 2015 MetLife Term Note, and a $25.0 million revolving equity line of credit (the "2016 MetLife Line of Credit" and, together with the 2015 MetLife Line of Credit, the "MetLife Lines of Credit"), the terms of which are pari passu to those of the 2015 MetLife Line of Credit.
The following table summarizes the pertinent terms of the MetLife Facility as of March 31, 2017 (dollars in thousands):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
MetLife Term Notes	$150,000	(1)	1/5/2029	$105,608	3.16%, fixed for 10 years	(2)	$40,980	(3)
MetLife Lines of Credit	50,000		4/5/2024	20,050	3-month LIBOR + 2.25%	(4)	29,950	(3)
Total principal outstanding				$125,658

(1)
If the aggregate commitment under this facility is not fully utilized by December 31, 2018, MetLife has the option to be relieved of its obligations to disburse the additional funds under the MetLife Term Notes.

(2)
Represents the blended interest rate as of March 31, 2017. Interest rates for subsequent disbursements will be based on then-prevailing market rates. The interest rate on all then-outstanding disbursements will be subject to adjustment on January 5, 2027. Through December 31, 2018, the MetLife Term Notes are also subject to an unused fee of 0.20% on undrawn amounts.

(3)
Based on the properties that were pledged as collateral under the MetLife Facility, as of March 31, 2017, the maximum additional amount we could draw under the facility was approximately $21.8 million.

(4)
The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread will be subject to adjustment on October 5, 2019. As of March 31, 2017, the interest rate on the MetLife Lines of Credit was 3.26%.

As of March 31, 2017, we were in compliance with all covenants under the MetLife Facility.

Farm Credit Notes Payable
Farm Credit CFL Notes Payable
From time to time since September 19, 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements with Farm Credit of Central Florida, FLCA ("Farm Credit CFL"). We did not enter into any new loan agreements with Farm Credit CFL during the three months ended March 31, 2017.
The following table summarizes, in the aggregate, the pertinent terms of the eight loans outstanding from Farm Credit CFL (collectively, the "Farm Credit CFL Notes Payable") as of March 31, 2017 (dollars in thousands):

Dates of Issuance	Maturity Dates	Principal Outstanding	Stated Interest Rate(1)
9/19/2014 – 7/1/2016	5/1/2020–10/1/2040	$22,187	3.47%	(2)

(1)	Represents the weighted-average, blended rate on the respective borrowings as of March 31, 2017.

(2)	Rate is before interest patronage, as discussed below.
Subsequent to March 31, 2017, we received interest patronage of approximately $124,000 related to interest accrued on the Farm Credit CFL Notes Payable during the year ended December 31, 2016, which resulted in a 15.8% reduction (approximately 55 basis points) to the stated interest rates on such borrowings. This interest patronage was recorded as a receivable as of March 31, 2017, and is included in Other income on the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2017. During the three months ended March 31, 2016, we received interest patronage related to the Farm Credit CFL Notes Payable of approximately $94,000.
As of March 31, 2017, we were in compliance with all covenants applicable to the Farm Credit CFL Notes Payable.
Farm Credit West Note Payable
From time to time since April 4, 2016, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements with Farm Credit West, FLCA ("Farm Credit West"). We did not enter into any new loan agreements with Farm Credit West during the three months ended March 31, 2017.
The following table summarizes, in the aggregate, the pertinent terms of the two loans outstanding from Farm Credit West (collectively, the "Farm Credit West Notes Payable") as of March 31, 2017 (dollars in thousands):

Dates of Issuance	Maturity Dates	Principal Outstanding	Stated Interest Rate(1)
4/4/2016 – 10/13/2016	11/1/2040-11/1/2041	$13,061	3.66%	(2)

(1)	Represents the weighted-average, blended rate on the respective borrowings as of March 31, 2017.

(2)	Rate is before interest patronage, as discussed below.
During the three months ended March 31, 2017, we received interest patronage of approximately $59,000 related to interest accrued on the Farm Credit West Notes Payable during the year ended December 31, 2016, which resulted in a 21.3% reduction (approximately 76 basis points) to the stated interest rates on such borrowings. This interest patronage is included in Other income on the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2017. There was no interest patronage received related to the Farm Credit West Notes Payable during the prior-year period.
As of March 31, 2017, we were in compliance with all covenants applicable to the Farm Credit West Notes Payable.
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
During the three months ended March 31, 2017, we issued four bonds for gross proceeds of approximately $32.4 million, the terms of which are summarized, in the aggregate, in the table below (dollars in thousands):

Dates of Issuance	Gross Proceeds		Maturity Dates	Principal Amortization	Interest Rate Terms
1/12/2017	$32,400	(1)	1/10/2020-1/12/2024	None	2.80%–3.63%, fixed throughout respective terms

(1)	Proceeds from these bonds were used for the acquisition of a new property.
The following table summarizes, in the aggregate, the terms of the 13 bonds outstanding under the Farmer Mac Facility as of March 31, 2017 (dollars in thousands):

Dates of Issuance	Initial Commitment		Maturity Dates	Principal Outstanding	Stated Interest Rate(1)	Undrawn Commitment
12/11/2014–1/12/2017	$125,000	(2)	7/30/2018–1/12/2024	$81,521	3.10%	$42,343	(3)

(1)	Represents the weighted-average interest rate as of March 31, 2017.

(2)	If facility is not fully utilized by December 11, 2018, Farmer Mac has the option to be relieved of its obligations to purchase additional bonds under the facility.

(3)	As of March 31, 2017, there was no additional availability to draw under this facility, as no additional properties had been pledged as collateral.
As of March 31, 2017, we were in compliance with all covenants under the Farmer Mac Facility.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate mortgage notes and bonds payable as of March 31, 2017, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining nine months ending December 31:	2017	$3,088
For the fiscal years ending December 31:	2018	21,300
	2019	8,904
	2020	26,675
	2021	5,026
	2022	11,310
	Thereafter	146,075
		$222,378
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

•
Level 2 — inputs are based upon quoted prices for similar assets or liabilities in active or inactive markets or model-based valuation techniques, for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•
Level 3 — inputs are generally unobservable and significant to the fair value measurement. These unobservable inputs are generally supported by little or no market activity and are based upon management's estimates of assumptions that market participants would use in pricing the asset or liability

As of March 31, 2017, the aggregate fair value of our long-term, fixed-rate mortgage notes and bonds payable was approximately $216.7 million, as compared to an aggregate carrying value of $222.4 million. The fair value of our long-term, fixed-rate mortgage notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature of the MetLife Lines of Credit and the lack of changes in market credit spreads, their aggregate fair value as of March 31, 2017, is deemed to approximate their aggregate carrying value of approximately $20.1 million.

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
Generally, we may not redeem shares of the Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. On or after September 30, 2018, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to, but excluding, the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of September 30, 2021. We incurred approximately $1.2 million in total offering costs related to this issuance, which have been recorded net of the Term Preferred Stock as presented on the accompanying Condensed Consolidated Balance Sheet, and we will amortize these costs over the redemption period, which ends on September 30, 2021.
The Term Preferred Stock is recorded as a liability on our accompanying Condensed Consolidated Balance Sheet in accordance with ASC 480, "Distinguishing Liabilities from Equity," which states that mandatorily redeemable financial instruments should be classified as liabilities. In addition, the related dividend payments are treated similar to interest expense in the accompanying Condensed Consolidated Statement of Operations.
As of March 31, 2017, the fair value of our Term Preferred Stock was approximately $29.7 million, as compared to the carrying value, exclusive of offering costs, of $28.8 million. The fair value of our Term Preferred Stock is valued using Level 1 inputs under the hierarchy established by ASC 820-10, "Fair Value Measurements and Disclosures," and is calculated based on the closing share price as of March 31, 2017, of $25.81.
The dividends to preferred stockholders declared by our Board of Directors and paid by us during the three months ended March 31, 2017, are reflected in the table below. The Term Preferred Stock was not outstanding during the prior-year period.

Declaration Date	Record Date	Payment Date	Dividend per Preferred Share
January 10, 2017	January 20, 2017	January 31, 2017	$0.1328125
January 10, 2017	February 16, 2017	February 28, 2017	0.1328125
January 10, 2017	March 22, 2017	March 31, 2017	0.1328125
Three months ended March 31, 2017			$0.3984375
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
The advisory agreement with our Adviser that was in effect through March 31, 2017 (the “Advisory Agreement”), and the current administration agreement with our Administrator (the “Administration Agreement”) each became effective February 1, 2013. A summary of each of these agreements is provided in Note 6 to our consolidated financial statements included in our Form 10-K. There were no material changes to either agreement during the three months ended March 31, 2017.

The following table summarizes the management fees, incentive fees and associated credits and the administration fees reflected in our accompanying Condensed Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Management fee(1)(2)	$394	$387
Incentive fee(1)(2)	350	—
Net fees due to our Adviser	$744	$387
Administration fee(1)(2)	$227	$212

(1)	Pursuant to the Advisory and Administration Agreements, respectively.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016, were as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Management fee due to Adviser	$394	$384
Incentive fee due to Adviser	350	169
Other due to Adviser(1)	9	2
Total due to Adviser	753	555
Administration fee due to Administrator	227	202
Other due from Administrator(1)	—	(6)
Total due to Administrator	227	196
Total due to related parties(2)	$980	$751

(1)
Other fees due to or from related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser or Administrator on our behalf or by us on our Adviser's or Administrator's behalf.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.
Subsequent to March 31, 2017, we amended the Advisory Agreement and entered into an agreement with Gladstone Securities, LLC ("Gladstone Securities"), to assist us with arranging financing for our properties. Gladstone Securities is affiliated with us and our Adviser, as the ultimate parent company of each is owned and controlled by David Gladstone. See Note 10, "Subsequent Events," for further discussion on each of these agreements.
NOTE 7. EQUITY
Stockholders’ Equity
As of March 31, 2017, there were 18,000,000 shares of common stock, par value $0.001 per share, authorized, with 11,850,624 shares issued and outstanding. As of December 31, 2016, there were 18,000,000 shares of common stock, par value $0.001 per share, authorized, with 10,024,875 shares issued and outstanding.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of March 31, 2017, and December 31, 2016, we owned approximately 89.1% and 87.4%, respectively, of the outstanding OP Units.
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
As of both March 31, 2017, and December 31, 2016, there were 1,449,258 OP Units held by non-controlling limited partners. In addition, as of March 31, 2017, $745,879 OP Units held by non-controlling limited partners had been held for the required period of 12 months and thus were eligible to be redeemed for either cash or shares of our common stock.
Distributions
The distributions to common stockholders declared by our Board of Directors and paid by us during the three months ended March 31, 2017 and 2016 are reflected in the table below.

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share
2017	January 10, 2017	January 20, 2017	January 31, 2017	$0.04300
	January 10, 2017	February 16, 2017	February 28, 2017	0.04300
	January 10, 2017	March 22, 2017	March 31, 2017	0.04300
		Three Months Ended March 31, 2017		$0.12900

2016	January 12, 2016	January 22, 2016	February 2, 2016	$0.04000
	January 12, 2016	February 18, 2016	February 29, 2016	0.04000
	January 12, 2016	March 21, 2016	March 31, 2016	0.04000
		Three Months Ended March 31, 2016		$0.12000
The same amounts were paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership as of the above record dates.
We will provide information related to the federal income tax characterization of our 2017 distributions in an IRS Form 1099-DIV, which will be mailed to our stockholders in January 2018.
Registration Statement
We filed a universal registration statement on Form S-3 (File No. 333-194539) with the SEC on March 13, 2014 (the "2014 Registration Statement"), which the SEC declared effective on April 2, 2014. The 2014 Registration Statement, which was scheduled to expire on April 1, 2017, permitted us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and depository shares, including through separate, concurrent offerings of two or more such securities. We issued a total of 4,013,763 shares of common stock and 1,150,000 shares of preferred stock for aggregate gross proceeds of approximately $73.1 million under the 2014 Registration Statement.
On March 30, 2017, we filed a new universal registration statement on Form S-3 (File No. 333-217042) with the SEC (the "2017 Registration Statement") to replace the expiring 2014 Registration Statement. The 2017 Registration Statement, which was declared effective by the SEC on April 12, 2017, permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights and units, including through separate, concurrent offerings of two or more of such securities. As of March 31, 2017, we have not issued any securities under the 2017 Registration Statement.
In conjunction with the replacement of the 2014 Registration Statement, we wrote off approximately $46,000 of unallocated costs associated with the initial filing of the 2014 Registration Statement. These costs were written off to professional fees and stockholder-related expenses, each of which are included in General and administrative expenses on our accompanying Condensed Consolidated Statement of Operations, during the three months ended March 31, 2017.

2017 Equity Issuance
On March 8, 2017, we completed a public offering of 1,680,000 shares of our common stock at a public offering price of $11.35 per share. This issuance settled on March 13, 2017, and resulted in gross proceeds of approximately $19.1 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $18.0 million. On March 17, 2017, the underwriters exercised a portion of their over-allotment option in connection with this offering, and, as a result, we issued an additional 145,749 shares. This issuance settled on March 22, 2017, and resulted in gross proceeds of approximately $1.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $1.6 million. We used the proceeds received from this offering to repay existing indebtedness and for other general corporate purposes.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (commonly referred to as "at-the-market agreements" or our "Sales Agreements") with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). No shares were issued or sold under the ATM Program during the three months ended March 31, 2017. Through March 31, 2017, we have issued and sold a total of 64,561 shares of our common stock at an average sales price of $10.23 per share for gross proceeds of approximately $660,000 and net proceeds of $650,000.
Subsequent to March 31, 2017, we amended each of the Sales Agreements to reference the new 2017 Registration Statement. All other material terms of the Sales Agreements remained unchanged.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the lease we executed upon our acquisition of an 854-acre farm in California in September 2015, we agreed to fund the development of the property into an almond orchard. The development included the removal of 274 acres of old grape vineyards, the installation of a new irrigation system, including the drilling of three new wells, and the planting of over 800 acres of new almond trees. The project is estimated to cost approximately $8.3 million and is expected to be completed during the three months ending June 30, 2017. As stipulated in the lease, we will earn additional rent on the total cost of the development project commensurate with the yield on the initial acquisition and based on the timing of related cash disbursements made by us. As of March 31, 2017, we have expended or accrued approximately $8.2 million related to this project, and, as a result, we expect to receive approximately $5.1 million of additional rent throughout the remainder of the lease term, which expires January 9, 2031.
Litigation
We are not currently subject to any material known or threatened litigation.
NOTE 9. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016, computed using the weighted average number of shares outstanding during the respective periods. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculations, as there would be no effect on the amounts since the non-controlling limited partners’ share of income would also be added back to net income. Net income figures are presented net of non-controlling interests in the earnings per share calculations.

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Net income attributable to the Company	$152	$234
Weighted average number of common shares outstanding – basic and diluted	10,395,736	9,992,941
Earnings per common share – basic and diluted	$0.01	$0.02

For the three months ended March 31, 2017 and 2016, the weighted-average number of OP Units held by non-controlling limited partners was 1,449,258 and 237,698, respectively.
NOTE 10. SUBSEQUENT EVENTS
Related-Party Agreements
On April 11, 2017, we entered into a Second Amended and Restated Investment Advisory Agreement (the "Amended Advisory Agreement") with our Adviser that became effective April 1, 2017. Our entrance into the Amended Advisory Agreement was approved unanimously by our board of directors, including, specifically, our independent directors. In addition, on April 11, 2017, we entered into an agreement with Gladstone Securities, effective April 1, 2017, for it to act as our non-exclusive agent to assist us with arranging financing for our properties (the "Financing Arrangement Agreement"). A summary of the compensation terms for each of the Amended Advisory Agreement and the Financing Arrangement Agreement follows.
Amended Advisory Agreement
Pursuant to the Amended Advisory Agreement, effective April 1, 2017, our Adviser will be compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee and a termination fee. Each of these fees is described below.
Base Management Fee
A base management fee will be paid quarterly and will be calculated as 2.0% per annum (0.50% per quarter) of the prior calendar quarter's total adjusted equity, which is defined as total equity plus total mezzanine equity, if any, each as reported on our balance sheet, adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items ("Total Equity").
Incentive Fee
An incentive fee will be calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO (as defined below) for a particular quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter's Total Equity. For purposes of this calculation, Pre-Incentive Fee FFO is defined in the Amended Advisory Agreement as FFO (as defined in the Amended Advisory Agreement) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends paid on preferred stock securities that are not treated as a liability for GAAP purposes. Our Adviser will receive: (i) no Incentive Fee in any calendar quarter in which the Pre-Incentive Fee FFO does not exceed the hurdle rate; (ii) 100% of the Pre-Incentive Fee FFO with respect to that portion of such Pre-Incentive Fee FFO, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (iii) 20% of the amount of the Pre-Incentive Fee FFO, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).
Capital Gains Fee
A capital gains-based incentive fee will be calculated and payable in arrears at the end of each fiscal year (or upon termination of the Amended Advisory Agreement). The capital gains fee shall equal (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses, minus (ii) any aggregate capital gains fees paid in prior periods. For purposes of this calculation, realized capital gains and losses will be calculated as (x) the sales price of the property minus (y) any costs to sell the property and the then-current gross value of the property (which includes the property's original acquisition price plus any subsequent, non-reimbursed capital improvements). At the end of each fiscal year, if this figure is negative, no capital gains fee shall be paid.
Termination Fee
In the event of our termination of the Amended Advisory Agreement for any reason (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to three times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination.
Financing Arrangement Agreement
In connection with the Financing Arrangement Agreement, Gladstone Securities may, from time to time, solicit the interest of various agricultural or commercial real estate lenders and/or recommend to us third-party lenders offering credit products or packages that are responsive to our needs. We will pay Gladstone Securities a financing fee in connection with the services it provides to us for securing financing on our properties. Depending on the size of the financing obtained, the maximum amount of the financing fee, which will be payable upon closing of the respective financing, will range from 0.5% to 1.0% of the amount of financing obtained. The amount of the financing fee may be reduced or eliminated as determined by us and Gladstone Securities after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions.
Distributions
On April 11, 2017, our Board of Directors declared the following monthly cash distributions to common stockholders and holders of our Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per share of Term Preferred Stock
April 21	April 28	$0.04350	$0.1328125
May 19	May 31	0.04350	0.1328125
June 21	June 30	0.04350	0.1328125
Total:		$0.13050	$0.3984375
The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership as of the above record dates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled "Forward-Looking Statements" and “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”). We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”), except as required by law.
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
We conduct substantially all of our investment activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, approximately 89.1% of the units of limited partnership interest in the Operating Partnership (“OP Units”).
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits and general expenses.
Leases
General
Our farms are currently leased to 40 different, third-party tenants that are either independent or corporate farming operations. We primarily lease our farms on a triple-net basis, an arrangement under which the tenant is required to pay the related taxes, insurance costs (including drought insurance if we were to acquire properties that depend upon rainwater for irrigation), maintenance and other operating costs. Generally, our leases will have original terms ranging from 3 to 10 years for farms growing row crops and 5 to 15 years for farms growing permanent crops and will contain built-in rental rate increases. Currently, our 59 farms are leased under agricultural leases with original terms ranging from 1 to 15 years, with 39 farms leased on a pure triple-net basis, and 20 farms leased on a partial-net basis, with the landlord responsible for all or a portion of the related property taxes. Additionally, five of our farms are leased under agreements that include a variable rent component based on the success of the farms' harvests each year.

Lease Expirations
Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for renewal or extension. We currently have nine agricultural leases that are scheduled to expire in 2017. The following table summarizes the lease expirations by year for the properties owned and with leases in place as of March 31, 2017 (dollars in thousands):

Year	Number of Expiring Leases		Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Three Months Ended March 31, 2017	% of Total Revenue
2017	11	(1)	866	1.6%	$570	9.9%
2018	4		2,710	5.0%	206	3.6%
2019	3		2,524	4.6%	314	5.5%
2020	9		28,200	51.9%	1,591	27.7%
2021	5		6,954	12.8%	485	8.4%
2022	1		145	0.3%	79	1.4%
Thereafter	16		12,941	23.8%	2,503	43.5%
Totals	49		54,340	100.0%	$5,748	100.0%

(1)	Includes two oil and gas leases, for which we recorded aggregate rental revenue of approximately $8,000 during the three months ended March 31, 2017.
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
Recent Developments
Investment, Leasing and Other Portfolio Activity
Property Acquisitions
Since January 1, 2017, through the date of this filing, we have acquired one farm, which is summarized in the table below (dollars in thousands):

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Rent(1)
Citrus Boulevard	Stuart, FL	1/12/2017	3,748	1	Organic Vegetables	7 years	3 (5 years)	$54,000	$79	(2)	$2,926

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

(2)
Acquisition accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired. The figures above represent only the costs paid or accrued for as of the date of this filing.

Financing Activity
Farm Credit
Farm Credit CFL
In April 2017, we received interest patronage, or refunded interest, from Farm Credit of Central Florida, FLCA (“Farm Credit CFL”), representing a 15.8% refund of the interest accrued on all borrowings from Farm Credit CFL during the year ended December 31, 2016. This interest patronage reduced the interest rates on our borrowings from Farm Credit CFL during the year ended December 31, 2016, from a weighted-average stated interest rate of 3.47% to a weighted-average effective interest rate of 2.93%. We are unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2017 on our Farm Credit CFL borrowings. Refer to Note 4, "Borrowings," in the notes to our accompanying condensed consolidated financial statements for further discussion on the Farm Credit CFL borrowings.

Farm Credit West
In February 2017, we received interest patronage from Farm Credit West, FLCA (“Farm Credit West”), representing a 21.3% refund of the interest accrued on all borrowings from Farm Credit West during the year ended December 31, 2016. This interest patronage reduced the interest rates on our borrowings from Farm Credit West during the year ended December 31, 2016, from a weighted-average stated interest rate of 3.66% to a weighted-average effective interest rate of 2.90%. We are unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2017 on our Farm Credit West borrowings. Refer to Note 4, "Borrowings," in the notes to our accompanying condensed consolidated financial statements for further discussion on the Farm Credit CFL borrowings.
Farmer Mac
Pursuant to a bond purchase agreement we entered into with Federal Agricultural Mortgage Corporation ("Farmer Mac") and Farmer Mac Mortgage Securities Corporation, a wholly-owned subsidiary of Farmer Mac, for a secured note purchase facility that provides for bond issuances up to an aggregate principal amount of $125.0 million (the "Farmer Mac Facility"), during the three months ended March 31, 2017, we issued four bonds for an aggregate amount of $32.4 million, the terms of which are summarized in the aggregate in the table below (dollars in thousands):

Date of Issuance	Gross Proceeds		Maturity Dates	Principal Amortization	Interest Rate Terms
1/12/2017	$32,400	(1)	1/10/2020-1/12/2024	None	2.80%–3.63%, fixed throughout respective terms

(1)	Proceeds from these bonds were used for the acquisition of a new property.
2017 Equity Issuance
In March 2017, we completed a public offering of our common stock at public offering price of $11.35 per share (the “2017 Follow-on Offering”). Including the underwriters' exercise of a portion of their over-allotment option, we issued a total of 1,825,749 shares in connection with the 2017 Follow-on Offering, resulting in gross proceeds of approximately $20.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $19.6 million. We used the proceeds received from this offering to repay existing indebtedness and for other general corporate purposes.
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 59 farms leased to 40 different, unrelated tenants. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also begun to diversify our portfolio into farmland suitable for other crop types, including permanent crops, consisting primarily of almonds, pistachios and blueberries, and certain commodity crops, consisting primarily of corn and beans. The following table summarizes the different sources of revenues for our properties with leases in place as of and for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	As of and For the				As of and For the				Annualized GAAP Rental Revenue as of
	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016				March 31, 2017
Revenue Source	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Rental Revenue	% of Total Revenue
Annual row crops – fresh produce(1)	13,516	31.0%	$3,593	62.5%	9,294	51.9%	$2,638	71.7%	$14,645	62.7%
Annual row crops – commodity crops(2)	25,874	59.3%	681	11.9%	7,316	40.9%	368	10.0%	2,799	12.0%
Subtotal – Total annual row crops	39,390	90.3%	4,274	74.4%	16,610	92.8%	3,006	81.7%	17,444	74.7%
Permanent crops(3)	4,253	9.7%	1,007	17.5%	1,293	7.2%	351	9.5%	4,027	17.3%
Subtotal – Total crops	43,643	100.0%	5,281	91.9%	17,903	100.0%	3,357	91.2%	21,471	92.0%
Facilities and other(4)	—	—	467	8.1%	—	—	323	8.8%	1,868	8.0%
Total	43,643	100.0%	$5,748	100.0%	17,903	100.0%	$3,680	100.0%	$23,339	100.0%

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

Our acquisition of 47 farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations of our properties with leases in place as of and for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	As of and For the				As of and For the				Annualized GAAP Rental Revenue as of
	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016				March 31, 2017(1)
State	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
California	6,713	12.4%	$2,857	49.7%	3,576	15.5%	$2,140	58.2%	$11,430	49.0%
Florida	9,315	17.1%	1,531	26.6%	5,094	22.1%	743	20.2%	6,469	27.7%
Colorado	30,170	55.5%	673	11.7%	6,191	26.9%	124	3.4	2,691	11.5%
Oregon	2,313	4.3%	294	5.1%	2,313	10.1%	293	7.9%	1,177	5.0%
Arizona	3,000	5.5%	186	3.2%	3,000	13.1%	173	4.7%	742	3.2%
Nebraska	2,559	4.7%	145	2.6%	2,559	11.1%	145	3.9%	580	2.5%
Michigan	270	0.5%	62	1.1%	270	1.2%	62	1.7%	250	1.1%
	54,340	100.0%	$5,748	100.0%	23,003	100.0%	$3,680	100.0%	$23,339	100.0%

(1)
Annualized GAAP rental revenue is based on the minimum rental payments required per the leases in place as of March 31, 2017, and includes the amortization of any above-market lease values or accretion of any below-market lease values, deferred revenue and tenant improvements.

Our Adviser and Administrator
We are externally managed pursuant to a contractual investment advisory arrangement (the “Advisory Agreement”) with our Adviser, under which our Adviser directly employs certain of our personnel and pays their payroll, benefits and general expenses directly, and our Administrator provides administrative services to us pursuant to a separate administration agreement with our Administrator (the “Administration Agreement”). Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. In addition, two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of each of our Adviser and Administrator. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president. On April 11, 2017, we entered into a Second Amended and Restated Investment Advisory Agreement (the "Amended Advisory Agreement") with our Adviser that became effective April 1, 2017. Our entrance into the Amended Advisory Agreement was approved unanimously by our board of directors, including, specifically, our independent directors.
A summary of each of the Advisory Agreement and the Administration Agreement is provided in Note 6 to our consolidated financial statements in our 2016 Form 10-K. A summary of the compensation terms for the Amended Advisory Agreement is below.
Amended Advisory Agreement
Pursuant to the Amended Advisory Agreement, effective April 1, 2017, our Adviser will be compensated as follows:

•
A base management fee will be paid quarterly and will be calculated as 2.0% per annum (0.50% per quarter) of the prior calendar quarter's total adjusted equity, which is defined as total equity plus total mezzanine equity, if any, each as reported on our balance sheet, adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items ("Total Equity").

•
An incentive fee will be calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO (as defined below) for a particular quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter's Total Equity. For purposes of this calculation, Pre-Incentive Fee FFO is defined in the Amended Advisory Agreement as FFO (as defined in the Amended Advisory Agreement) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends paid on preferred stock securities that are not treated as a liability for GAAP purposes. Our Adviser will receive: (i) no Incentive Fee in any calendar quarter in which the Pre-Incentive Fee FFO does not exceed the hurdle rate; (ii) 100% of the Pre-Incentive Fee FFO with respect to that portion of such Pre-Incentive Fee FFO, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (iii) 20% of the amount of the Pre-Incentive Fee FFO, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

•
A capital gains-based incentive fee will be calculated and payable in arrears at the end of each fiscal year (or upon termination of the Amended Advisory Agreement). The capital gains fee shall equal (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses, minus (ii) any aggregate capital gains fees paid in prior periods. For purposes of this calculation, realized capital gains and losses will be calculated as (x) the sales price of the property minus (y) any costs to sell the property and the then-current gross value of the property (which includes the property's original acquisition price plus any subsequent, non-reimbursed capital improvements). At the end of each fiscal year, if this figure is negative, no capital gains fee shall be paid.

•
In the event of our termination of the Amended Advisory Agreement (or in the event of non-renewal by us) for any reason (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to three times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination.

We expect this amendment to result in an increase to our base management fee in future periods, as the previous base management fee calculation did not include non-controlling interests in our Operating Partnership. In addition, if, in the future, we choose to issue either securities that are classified as mezzanine equity or preferred stock that is required to be treated as permanent equity under GAAP, these amounts will increase the base on which our base management fee is calculated, whereas they were excluded in the previous calculation of our base management fee. However, we expect our overall incentive fee (including the capital gains-based incentive fee) to be lower in future periods due to: (i) a higher base management fee (which will result in a lower Pre-Incentive Fee FFO) and (ii) a lower fee on any capital gains we may realize, as the previous incentive fee calculation essentially included a 20% fee on realized capital gains.
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our 2016 Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2017.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:

•	Same-property basis represents properties that were owned as of December 31, 2015, and were not vacant at any point during either period presented;

•	Properties acquired during the prior-year period are properties acquired during the three months ended March 31, 2016;

•	Properties acquired subsequent to prior-year period are properties acquired subsequent to March 31, 2016; and

•
Properties with vacancy represent properties that were vacant at any point during either period presented. We did not have any properties with vacancy during either of the three months ended March 31, 2017 or 2016.

A comparison of our operating results for the three months ended March 31, 2017 and 2016 is below (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Operating revenues:
Rental revenues	$5,748	$3,680	$2,068	56.2%
Tenant recovery revenue	2	3	(1)	(33.3)%
Total operating revenues	5,750	3,683	2,067	56.1%
Operating expenses:
Depreciation and amortization	1,472	977	495	50.7%
Property operating expenses	248	213	35	16.4%
Acquisition-related expenses	9	95	(86)	(90.5)%
Management and incentive fees, net of fee credits	744	387	357	92.2%
Administration fee	227	212	15	7.1%
General and administrative	446	399	47	11.8%
Total operating expenses	3,146	2,283	863	37.8%
Operating income	2,604	1,400	1,204	86.0%
Other income (expense)
Other income	184	95	89	93.7%
Interest expense	(2,157)	(1,255)	(902)	71.9%
Distributions on Term Preferred Stock	(458)	—	(458)	NM
Total other expense	(2,431)	(1,160)	(1,271)	109.6%
Net income	173	240	(67)	(27.9)%
Less net income attributable to non-controlling interests	(21)	(6)	(15)	250.0%
Net income attributable to the Company	$152	$234	$(82)	(35.0)%
NM = Not Meaningful
Operating Revenues
Same-property Analysis (dollars in thousands)

Rental Revenues:	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Same-property basis	$3,760	$3,556	$204	5.7%
Properties acquired during prior-year period	397	124	273	220.2%
Properties acquired subsequent to prior-year period	1,591	—	1,591	—
	$5,748	$3,680	$2,068	56.2%
Rental revenues on a same-property basis increased for the three months ended March 31, 2017, as compared to the prior-year period, primarily as a result of our ability to renew existing leases at higher rates and earning additional revenue on capital improvements constructed on certain properties. Rental revenues from acquired properties increased for the three months ended March 31, 2017, as compared to the prior-year period, due to the additional revenues recorded from owning the three farms we acquired during the three months ended March 31, 2016, for the full three-month period in 2017, coupled with the additional revenues earned from the 13 new farms we acquired subsequent to March 31, 2016.
Other Operating Revenues
Tenant recovery revenue represents real estate taxes and insurance premiums paid on certain of our properties that, per the leases, are required to be reimbursed by the tenant. Corresponding amounts were also recorded as property operating expenses during the respective periods.

Operating Expenses
Same-property Analysis (dollars in thousands)

Depreciation and amortization:	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Same-property basis	$932	$874	$58	6.6%
Properties acquired during prior-year period	311	103	208	201.9%
Properties acquired subsequent to prior-year period	229	—	229	—
	$1,472	$977	$495	50.7%
Depreciation and amortization expense on a same-property basis increased for the three months ended March 31, 2017, as compared to the prior-year period, primarily as a result of additional depreciation on site improvements completed on certain properties subsequent to March 31, 2016, partially offset by the expiration of certain lease intangible amortization periods subsequent to March 31, 2016. Depreciation and amortization expense on acquired properties increased for the three months ended March 31, 2017, as compared to the prior-year period, due to the additional depreciation and amortization expense recorded from owning the three farms we acquired during the three months ended March 31, 2016, for the full three-month period in 2017, coupled with the additional depreciation and amortization expense incurred on the 13 new farms we acquired subsequent to March 31, 2016.

Property operating expenses:	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Same-property basis	$224	$213	$11	5.2%
Properties acquired during prior-year periods	—	—	—	—
Properties acquired subsequent to prior-year periods	24	—	24	—
	$248	$213	$35	16.4%
Property operating expenses consist primarily of real estate taxes, insurance expense and other overhead expenses paid for certain of our properties. Property operating expenses on a same-property basis increased for the three months ended March 31, 2017, as compared to the prior-year period, primarily due to additional expenses incurred related to obtaining certain permits on one of our California properties. Property operating expenses on acquired properties increased for the three months ended March 31, 2017, as compared to the prior-year period, primarily due to additional property taxes owed on certain of the new farms we acquired subsequent to the three months ended March 31, 2016. On our overall portfolio, for the three months ended March 31, 2017, we accrued approximately $161,000 of aggregate real estate taxes related to certain of our farms, as compared to approximately $123,000 for the prior-year period.
Other Operating Expenses
Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses.  Acquisition-related expenses decreased for the three months ended March 31, 2017, as compared to the prior-year period, primarily due to the differences in accounting treatment of such expenses incurred in connection with the properties acquired during each of the respective periods or expected to be acquired in the near future (i.e., acquisition costs are capitalized under ASC 360 if the acquisition is considered an asset acquisition, whereas such costs are expensed under ASC 805 if the acquisition is treated as a business combination). With our early adoption of ASU 2017-01, as defined in Note 2, "Summary of Significant Accounting Policies," we anticipate that most of our acquisitions will be treated as asset acquisitions, which will result in lower acquisition-related expenses, as the majority of these costs will be capitalized and included as part of the fair value allocation of the purchase price. During the three months ended March 31, 2017, we capitalized approximately $62,000 of acquisition costs (recorded as part of Other assets, net on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2017) related to properties we expect to acquire during the three months ending June 30, 2017, as these acquisitions are reasonably assured to be completed and are expected to be treated as asset acquisitions.
The aggregate net fees to our Adviser, including both the management and incentive fees, increased for the three months ended March 31, 2017, as compared to the prior-year period. For the three months ended March 31, 2017, the gross management fee increased by approximately $7,000, primarily due to additional common equity raised since January 1, 2016. Since January 1, 2016, through March 31, 2017, we have raised approximately $19.9 million of net proceeds from follow-on common stock offerings (including approximately $355,000 from our at-the-market program (the "ATM Program")), increasing the base (the book value of our common stockholders' equity) on which the management fee is calculated. In addition, our Adviser earned an incentive fee of approximately $350,000 during the three months ended March 31, 2017, due to our pre-incentive fee funds from operations exceeding the required hurdle rate of our total stockholders' equity, as stipulated in our Advisory Agreement. The increase in our pre-incentive fee funds from operations was primarily due to an increase in rental revenues earned on properties acquired during and subsequent to the three months ended March 31, 2016, outpacing that of operating expenses other than depreciation and amortization expense. No incentive fee was earned during the prior-year period.
The administration fee paid to our Administrator increased for the three months ended March 31, 2017, as compared to the prior-year period, primarily due to higher overall costs incurred by our Administrator and us using a higher share of our Administrator’s resources in relation to those used by other funds serviced by our Administrator during the three months ended March 31, 2017.
General and administrative expenses increased for the three months ended March 31, 2017, as compared to the prior-year period, primarily due to the write off of approximately $46,000 of unallocated costs associated with the initial filing of our prior universal registration statement on Form S-3 (File No. 333-194539) (the "2014 Registration Statement"), which was replaced with a new universal registration statement on Form S-3 (File No. 333-217042) (the "2017 Registration Statement") during the three months ended March 31, 2017. In addition, we incurred higher advertising and marketing expenses during the three months ended March 31, 2017, as compared to the prior-year period; however, this increase was partially offset by decreases in stockholder-related expenses and costs associated with updating the valuations of certain of our farms during the three months ended March 31, 2017.
Other Income (Expense)
Other income, which consists primarily of interest patronage received from Farm Credit CFL and Farm Credit West (collectively, "Farm Credit") and interest earned on short-term investments, increased for the three months ended March 31, 2017, as compared to the prior-year period, primarily due to additional interest patronage received from Farm Credit. During the three months ended March 31, 2017, we recorded approximately $183,000 of interest patronage from Farm Credit related to interest accrued during 2016, compared to $94,000 of interest patronage received during the prior-year period. The receipt of this interest patronage resulted in a 17.2% decrease (approximately 61 basis points) in our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2016.
Interest expense increased for the three months ended March 31, 2017, as compared to the prior-year period, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our 6.375% Series A Cumulative Term Preferred Stock, par value $0.001 per share (the "Term Preferred Stock")) outstanding for the three months ended March 31, 2017, was approximately $251.0 million, as compared to $148.5 million for the prior-year period. Including interest patronage received on our Farm Credit borrowings, the overall effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, was 2.96% for the three months ended March 31, 2017, as compared to 3.04% for the prior-year period.
During the three months ended March 31, 2017, we paid aggregate distributions on our Term Preferred Stock (which distributions are treated similar to interest expense) of approximately $458,000. There was no Term Preferred Stock outstanding during the prior-year period.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Since our IPO in January 2013, we have invested approximately $337.5 million into 47 new farms, and we have expended or accrued an additional $16.3 million for improvements on existing properties. Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings, including the undrawn commitments available under the MetLife Facility and the Farmer Mac Facility, and issuances of additional equity securities. Our current available liquidity is approximately $26.0 million, consisting of $2.4 million in cash and, based on the current level of collateral pledged, $23.6 million of availability under the MetLife Facility, subject to compliance with covenants.
As of March 31, 2017, our total-debt-to-total-capitalization ratio (including our Term Preferred Stock as debt), at book value, was 71.7%, compared to 72.8% as of December 31, 2016. However, on a fair value basis, our total-debt-to-total capitalization ratio (including our Term Preferred Stock as debt) as of March 31, 2017, was 58.1%, which is down from 59.3% as of December 31, 2016 (see “Non-GAAP Financial Information—Net Asset Value” below for an explanation of our fair value process).

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
We believe that our current and short-term cash resources will be sufficient to fund our distributions to stockholders (including non-controlling OP Unitholders), service our debt, pay dividends on our Term Preferred Stock and fund our current operating costs in the near term. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including, but not limited to, OP Units through our Operating Partnership as consideration for future acquisitions and shares of common stock through our ATM Program), long-term mortgage indebtedness and bond issuances and other secured and unsecured borrowings.
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related properties. We continue to actively seek and evaluate acquisitions of additional farms and farm-related properties that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We currently have three properties under signed purchase and sale agreements for an aggregate proposed purchase price of approximately $43.3 million, which we expect to be consummated during the three months ending June 30, 2017, and we have several other properties under signed, non-binding letters of intent constituting an aggregate proposed purchase price of approximately $20.2 million (a portion of which is expected to be paid in OP Units) that we expect to be consummated during the six months ending September 30, 2017. We currently have access to the capital required to complete these transactions for the proposed purchase price amounts; however, we continue to explore various options for access to additional capital. We also have many other properties that are in various other stages of our due diligence process. All potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
Cash Flow Resources
The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net change in cash from:
Operating activities	$2,746	$4,233	$(1,487)	(35.1)%
Investing activities	(54,215)	(21,150)	(33,065)	156.3%
Financing activities	51,504	16,577	34,927	210.7%
Net change in Cash and cash equivalents	$35	$(340)	$375	(110.3)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator and other corporate-level expenses. The decrease in cash provided by operating activities during the three months ended March 31, 2017, as compared to the prior-year period, was primarily due to the receipt of two years of prepaid rent upon the closing of the three farms we acquired during the three months ended March 31, 2016, partially offset by additional rental payments received from farms we have acquired since March 31, 2016.
Investing Activities
The increase in cash used in investing activities during the three months ended March 31, 2017, as compared to the prior-year period, was primarily due to an increase in cash paid for acquisitions of new farms during the three months ended March 31, 2017, which exceeded that of the prior-year period by approximately $34.5 million. This increase was partially offset by a decrease of approximately $1.4 million in cash paid for capital improvements made on existing properties during the three months ended March 31, 2017, as compared to the prior-year period.

Financing Activities
The increase in cash provided by financing activities during the three months ended March 31, 2017, as compared to the prior-year period, was primarily due to the $19.7 million of net cash proceeds received from the 2017 Follow-on Offering, as well as increased net borrowings, as our net borrowings for the three months ended March 31, 2017, were approximately $15.6 million more than that of the prior-year period.
Debt Capital
MetLife Facility
As amended on October 5, 2016, in aggregate, our facility with Metropolitan Life Insurance Company ("MetLife") consists of $150.0 million of term notes and $50.0 million of revolving equity lines of credit (the "MetLife Facility"). In aggregate, we currently have approximately $105.6 million outstanding under the term notes that bear interest at a fixed rate of 3.16% per annum (which rate is fixed until January 5, 2027) and approximately $20.1 million outstanding under the lines of credit that currently bear interest at 3.40% (which rate is variable). While approximately $70.9 million of the full commitment amount under the MetLife Facility remains undrawn (including approximately $3.4 million of aggregate amortizing principal payments made on the term notes), based on the current level of collateral pledged, we currently have approximately $23.6 million of availability under the facility.
Farm Credit Notes Payable
Farm Credit CFL Notes Payable
Since September 19, 2014, we have closed on nine separate loans with Farm Credit CFL for an aggregate amount of approximately $25.3 million (the "Farm Credit CFL Notes Payable"). We currently have approximately $22.1 million outstanding under the Farm Credit CFL Notes Payable that bear interest at an expected weighted-average effective interest rate (net of expected interest patronage) of 2.92% (which rates are fixed, on a weighted-average basis, until April 2019) and have a weighted-average maturity date of January 2031. While we do not currently have any additional availability under our program with Farm Credit CFL based on the properties currently pledged as collateral, we may enter into additional borrowing agreements with Farm Credit CFL in connection with certain potential new acquisitions.
Farm Credit West Note Payable
Since April 4, 2016, we have closed on two separate loans with Farm Credit West for an aggregate amount of approximately $13.2 million (the "Farm Credit West Notes Payable"). We currently have approximately $12.9 million outstanding under the Farm Credit West Notes Payable that bear interest at an expected weighted-average effective interest rate (net of expected interest patronage) of 2.90% (which rates are fixed, on a weighted-average basis, until December 2022) and have a weighted-average maturity date of February 2041. While we do not currently have any additional availability under our program with Farm Credit West based on the property currently pledged as collateral, we expect to enter into additional borrowing agreements with Farm Credit West in connection with certain potential new acquisitions.
Farmer Mac Facility
As amended on June 16, 2016, our agreement with Farmer Mac provides for bond issuances up to an aggregate amount of $125.0 million. To date, we have issued aggregate bonds of approximately $82.7 million under the facility, and we currently have $81.5 million outstanding that bear interest at a weighted-average interest rate of 3.10% (which rates are fixed throughout the bonds' respective terms) and have a weighted-average maturity date of May 2021. While approximately $42.3 million of the full commitment balance remains undrawn, we currently have no additional availability under the Farmer Mac Facility based on the current level of collateral pledged. However, we expect to pledge certain potential new property acquisitions as collateral under the Farmer Mac Facility to utilize some or all of this remaining commitment balance. If we have not issued bonds such that the aggregate bond issuances total $125.0 million by December 11, 2018, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility.
Equity Capital
In connection with the 2017 Follow-on Offering, we issued a total of 1,825,749 shares of our common stock at a public offering price of $11.35 per share, resulting in gross proceeds of approximately $20.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $19.6 million. We used the proceeds received from this offering to repay existing indebtedness and for other general corporate purposes.

On March 30, 2017, we filed the 2017 Registration Statement with the SEC to replace the 2014 Registration Statement. The 2017 Registration Statement, which was declared effective by the SEC on April 12, 2017, permits us to issue up to an aggregate of $300.0 million in securities (including approximately $29.3 million reserved for issuance under our ATM Program), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights and units, including through separate, concurrent offerings of two or more of such securities. To date, we have not issued any securities under the 2017 Registration Statement.
In addition, we have the ability to, and may in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any material off-balance sheet arrangements.
NON-GAAP FINANCIAL INFORMATION
Funds from Operations, Core Funds from Operations and Adjusted Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) developed funds from operations (“FFO”) as a relative non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis as determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We further present core FFO (“CFFO”) and adjusted FFO (“AFFO”) as additional non-GAAP financial measures of our operational performance, as we believe both CFFO and AFFO improve comparability on a period-over-period basis and are more useful supplemental metrics for investors to use in assessing our operational performance on a more sustainable basis than FFO. We believe that these additional performance metrics provide investors with additional insight to how management measures our ongoing performance, as each of CFFO and AFFO (and their respective per-share amounts) are used by management and our board of directors, as appropriate, in assessing overall performance, as well as in certain decision-making analysis, including, but not limited to, the timing of acquisitions and potential equity raises (and the type of securities to offer in any such equity raises), the determination of any fee credits and declarations of distributions on our common stock. We believe that net income is the most directly-comparable GAAP measure to each of FFO, CFFO and AFFO.
Specifically, we believe that FFO is helpful to investors in better understanding our operating performance, primarily because its calculation excludes depreciation and amortization expense on real estate assets, as we believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, particularly with farmland real estate, the value of which does not diminish in a predictable manner over time, as historical cost depreciation implies. Further, we believe that CFFO and AFFO are helpful in understanding our operating performance in that it removes certain items that, by their nature, are not comparable on a period-over-period basis and therefore tend to obscure actual operating performance. In addition, we believe that providing CFFO and AFFO as additional performance metrics allows investors to gauge our overall performance in a manner that is more similar to how our performance is measured by management (including their respective per-share amounts), as well as by analysts and the overall investment community.
We calculate CFFO by adjusting FFO for the following items:

•
Acquisition-related expenses. Acquisition-related expenses (i.e., due diligence costs) are incurred for investment purposes and do not correlate with the ongoing operations of our existing portfolio. Further, due to the inconsistency in which these costs are incurred and how they have historically been treated for accounting purposes, we believe the exclusion of these expenses improves comparability of our results on a period-to-period basis.

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
Further, we calculate AFFO by adjusting CFFO for the following items:

•
Rent adjustments. This adjustment removes the effects of straight-lining rental income, as well as the amortization related to above-market lease values and accretion related to below-market lease values, deferred revenue and tenant improvements, resulting in rental income reflected on a modified accrual cash basis. In addition to these adjustments, we also modify our calculation in our definition of AFFO to provide greater consistency and comparability due to the period-to-period volatility in which cash rents are received. To coincide with our tenants’ harvest seasons, our leases typically provide for cash rents to be paid at various points throughout the lease year, usually annually or semi-annually. As a result, cash rents received during a particular period may not necessarily be comparable to other periods or represent the cash rents indicative of a given lease year. Therefore, we further adjust AFFO to normalize the cash rent received pertaining to a lease year over that respective lease year on a straight-line basis, resulting in cash rent being recognized ratably over the period in which the cash rent is earned.

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
The following table provides a reconciliation of our FFO, CFFO and AFFO for the three months ended March 31, 2017 and 2016 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended March 31,
	2017	2016
Net income	$173	$240
Plus: Real estate and intangible depreciation and amortization	1,472	977
FFO available to common stockholders and OP Unitholders	1,645	1,217
Plus: Acquisition-related expenses	9	95
Plus: Acquisition-related accounting fees	11	15
CFFO available to common stockholders and OP Unitholders	1,665	1,327
Net rent adjustment	(134)	(103)
Plus: Amortization of deferred financing costs	116	34
AFFO available to common stockholders and OP Unitholders	$1,647	$1,258

Weighted-average common shares outstanding – basic and diluted	10,395,736	9,992,941
Weighted-average OP Units outstanding(1)	1,449,258	237,698
Weighted-average total shares outstanding	11,844,994	10,230,639

Diluted FFO per weighted-average total share	$0.14	$0.12
Diluted CFFO per weighted-average total share	$0.14	$0.13
Diluted AFFO per weighted-average total share	$0.14	$0.12

(1)
Includes only OP Units held by third parties. As of March 31, 2017 and 2016, there were 1,449,258 and 745,879, respectively, OP Units held by non-controlling limited partners, representing 10.9% and 6.9%, respectively, of all OP Units issued and outstanding.

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

A breakdown of the methodologies used to value our properties and the aggregate value as of March 31, 2017, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value		% of Total Fair Value
Purchase Price	13	31,337	25,690	$127,646	$127,870		27.8%
Internal Valuation	18	16,381	12,136	98,479	147,414	(2)	32.0%
Third-party Appraisal(3)	28	6,622	5,817	152,732	185,337		40.2%
Total	59	54,340	43,643	$378,857	$460,621		100.0%

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.

(2)
99.2% of this valuation, or approximately $146.2 million, is supported by values as determined by third-party appraisals performed between April 2014 and January 2016. The difference of $1.2 million represents the net appreciation of those properties since the time of such appraisals, as determined in accordance with our Valuation Policy.

(3)	Appraisals performed between April 2016 and April 2017.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of March 31, 2017, include land values per farmable acre, market rental rates per farmable acre and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$8,500 – $103,000	$49,811	$4,123 – $105,000	$48,099
Market Rent (per farmable acre)	$397 – $4,864	$2,259	$215 – $4,500	$1,837
Market Capitalization Rate	2.52% – 5.50%	4.34%	3.12% – 5.25%	4.18%
Note: Figures in the table above apply only to the farmland portion of our portfolio and exclude assumptions made relating to farm-related property, such as cooling facilities and box barns, and other structures on our properties, including residential housing and horticulture, as their aggregate value was considered to be insignificant in relation to that of the farmland.
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
Management believes that the purchase prices of the farms acquired during the previous 12 months, the most recent appraisals available for the farms acquired prior to the previous 12 months that were not valued internally and the farms that were valued internally during the previous 12 months fairly represent the current market values of the properties as of March 31, 2017, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended March 31, 2017, from the prior value basis as of December 31, 2016, is provided in the table below (dollars in thousands):

Total portfolio fair value as of December 31, 2016		$401,122
Plus: Acquisition of one new farm during the three months ended March 31, 2017		54,000
Plus net value appreciation (depreciation) during the three months ended March 31, 2017:
Five farms valued internally	$531
14 farms valued via third-party appraisals	4,968
Total net appreciation for the three months ended March 31, 2017		5,499
Total portfolio fair value as of March 31, 2017		$460,621
Management also determined fair values of all of its long-term borrowings. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of March 31, 2017, was approximately $216.7 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of $222.4 million. In addition, using the closing stock price as of March 31, 2017, the fair value of the Term Preferred stock was determined to be approximately $29.7 million, as compared to a carrying value (excluding unamortized related issuance costs) of $28.8 million.
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
The fair values presented above and their usage in the calculation of net asset value per share presented below have been prepared by and is the responsibility of management. PricewaterhouseCoopers LLP has neither examined, compiled nor performed any procedures with respect to the fair values or the calculation of net asset value per common share, which utilizes information that is not disclosed within the financial statements, and, accordingly, does not express an opinion or any other form of assurance with respect thereto.

As of March 31, 2017, we estimate our NAV per common share to be $14.47, as detailed below (dollars in thousands, except per-share amount):

Total equity per balance sheet		$105,948
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(378,857)
Plus: estimated fair value of real estate holdings(2)	460,621
Net fair value adjustment for real estate holdings		81,764
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	251,128
Less: fair value of aggregate long-term indebtedness(3)(4)	(246,429)
Net fair value adjustment for long-term indebtedness		4,699
Estimated NAV		$192,411
Total shares outstanding(5)		13,299,882
Estimated NAV per common share		$14.47

(1)	Per Net Cost Basis as presented in the table above.

(2)	Per Current Fair Value as presented in the table above.

(3)	Includes the principal balances outstanding of all long-term borrowings (consisting of mortgage notes and bonds payable) and the Term Preferred Stock.

(4)	Long-term mortgage notes and bonds payable were valued using a discounted cash flow model. The Term Preferred Stock was valued based on its closing stock price as of March 31, 2017.

(5)	Includes 11,850,624 shares of common stock and 1,449,258 OP Units held by non-controlling limited partners (representing 10.9% of all OP Units issued and outstanding).
A quarterly roll-forward in the estimated NAV per common share for the three months ended March 31, 2017, is provided below:

Estimated NAV per common share as of December 31, 2016		$14.21
Plus net income		0.01
Plus change in valuations:
Net change in unrealized appreciation of farmland portfolio(1)	$0.54
Net change in unrealized fair value of long-term indebtedness	0.41
Net change in valuations		0.95
Less distributions		(0.13)
Less dilutive effect of equity issuances(2)		(0.57)
Estimated NAV per common share as of March 31, 2017		$14.47

(1)
The net change in unrealized appreciation of farmland portfolio consists of three components: (i) an increase of $0.47 due to the net appreciation in value of 19 farms that were valued during the three months ended March 31, 2017, (ii) an increase of $0.12 due to the aggregate depreciation and amortization expense recorded during the three months ended March 31, 2017, and (iii) a decrease of $0.05 due to capital improvements made on certain properties that have not been considered in the determination of the respective properties’ estimated fair values.

(2)	Reflective of the 2017 Follow-on Offering.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs, may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated the NAV per share as of March 31, 2017, to be $14.47 per the calculation above, the closing price of our common stock on March 31, 2017, was $11.10, and it has subsequently traded between $10.77 and $11.35 per share.
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
As of March 31, 2017, excluding our Term Preferred Stock, the fair value of our fixed-rate borrowings outstanding, which accounted for approximately 91.5% of our total indebtedness, at cost, as of March 31, 2017, was approximately $216.7 million. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. If market interest rates had been one percentage point lower or higher than those rates in place as of March 31, 2017, the fair value of our fixed-rate borrowings would have increased or decreased by approximately $10.3 million or $9.5 million, respectively.
There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended March 31, 2017, from that disclosed in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, are any such material legal proceedings threatened against us.

Item 1A.	Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned, "Item 1A. Risk Factors," in our Form 10-K. There have been no material changes to risks associated with our business or investment in our securities from those previously set forth in the report described above.

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
10.1
Second Amended and Restated Investment Advisory Agreement between Gladstone Land Corporation and Gladstone Management Corporation, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed April 13, 2017.

10.2
Amendment No. 1 to Controlled Equity OfferingSM Sales Agreement, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed April 13, 2017.

10.3
Amendment No. 1 to Controlled Equity OfferingSM Sales Agreement, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Ladenburg Thalmann & Co., incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-35795), filed April 13, 2017.

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

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three months March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2017 and the year ended December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three months March 31, 2017 and 2016, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: May 9, 2017	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: May 9, 2017	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors