Form 10-Q
period 2017-06-30
GLADSTONE LAND Corp
filed 2017-08-08
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 7, 2017, was 12,011,757.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2017

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Investments in real estate, net	$405,222	$326,311
Lease intangibles, net	5,905	2,000
Cash and cash equivalents	2,766	2,438
Deferred financing costs related to borrowings under line of credit, net	217	239
Other assets, net	2,910	2,997
TOTAL ASSETS	$417,020	$333,985

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$35,050	$16,550
Mortgage notes and bonds payable, net	236,941	190,797
Series A cumulative term preferred stock, par value $0.001 per share; $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of June 30, 2017, and December 31, 2016, net(1)	27,773	27,655
Accounts payable and accrued expenses	4,684	2,801
Due to related parties, net(2)	836	751
Other liabilities, net	7,260	7,654
Total liabilities	312,544	246,208
Commitments and contingencies(3)
EQUITY:
Stockholders’ equity:
Common stock, $0.001 par value; 18,000,000 shares authorized, 11,850,624 shares issued and outstanding as of June 30, 2017; 18,000,000 shares authorized, 10,024,875 shares issued and outstanding as of December 31, 2016	12	10
Additional paid-in capital	109,020	90,082
Accumulated deficit	(15,941)	(13,402)
Total stockholders’ equity	93,091	76,690
Non-controlling interests in the Operating Partnership	11,385	11,087
Total equity	104,476	87,777
TOTAL LIABILITIES AND EQUITY	$417,020	$333,985

(1)	Refer to Note 5, “Mandatorily-Redeemable Preferred Stock,” for additional information.

(2)	Refer to Note 6, “Related-Party Transactions,” for additional information.

(3)	Refer to Note 8, “Commitments and Contingencies,” for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
OPERATING REVENUES:
Rental revenue	$5,994	$4,241	$11,742	$7,921
Tenant recovery revenue	2	3	4	6
Total operating revenues	5,996	4,244	11,746	7,927
OPERATING EXPENSES:
Depreciation and amortization	1,599	1,335	3,071	2,312
Property operating expenses	242	172	490	384
Acquisition-related expenses	37	25	46	120
Management fee(1)	530	385	924	773
Incentive fee(1)	76	159	427	159
Administration fee(1)	219	179	445	391
General and administrative expenses	387	395	834	794
Total operating expenses	3,090	2,650	6,237	4,933
OPERATING INCOME	2,906	1,594	5,509	2,994
OTHER INCOME (EXPENSE):
Other income	—	9	185	103
Interest expense	(2,193)	(1,487)	(4,349)	(2,741)
Distributions attributable to mandatorily-redeemable preferred stock	(458)	—	(917)	—
Total other expense	(2,651)	(1,478)	(5,081)	(2,638)
NET INCOME	255	116	428	356
Less net income attributable to non-controlling interests	(28)	(8)	(49)	(14)
NET INCOME ATTRIBUTABLE TO THE COMPANY	$227	$108	$379	$342
EARNINGS PER COMMON SHARE:
Basic and diluted	$0.02	$0.01	$0.03	$0.03
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	11,850,624	9,992,941	11,127,199	9,992,941

(1)	Refer to Note 6, “Related-Party Transactions,” for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2015	9,992,941	$10	$86,892	$(8,895)	$—	$78,007
Net income	—	—	—	342	14	356
Proceeds from issuance of common stock, net	—	—	(4)	—	(26)	(30)
Distributions	—	—	—	(2,436)	(122)	(2,558)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	6,452	6,452
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	607	—	(607)	—
Balance at June 30, 2016	9,992,941	$10	$87,495	$(10,989)	$5,711	$82,227

Balance at December 31, 2016	10,024,875	$10	$90,082	$(13,402)	$11,087	$87,777
Net income	—	—	—	379	49	428
Proceeds from issuance of common stock, net	1,825,749	2	19,563	—	—	19,565
Distributions	—	—	—	(2,918)	(376)	(3,294)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	(625)	—	625	—
Balance at June 30, 2017	11,850,624	$12	$109,020	$(15,941)	$11,385	$104,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$428	$356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,071	2,312
Amortization of deferred financing costs	236	70
Amortization of deferred rent assets and liabilities, net	(115)	(85)
Allowance for doubtful accounts	—	51
Changes in operating assets and liabilities:
Other assets	48	10
Accounts payable, accrued expenses and due to related parties	1,318	522
Other liabilities	(307)	3,729
Net cash provided by operating activities	4,679	6,965
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate	(82,950)	(34,376)
Capital expenditures on existing real estate	(1,624)	(7,883)
Change in deposits on real estate acquisitions and investments, net	(565)	(367)
Net cash used in investing activities	(85,139)	(42,626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity	20,722	—
Offering costs	(1,225)	(252)
Borrowings from mortgage notes and bonds payable	49,001	24,813
Repayments on mortgage notes and bonds payable	(2,568)	(420)
Borrowings from lines of credit	38,000	17,300
Repayments on lines of credit	(19,500)	(2,900)
Payment of financing fees	(348)	(78)
Distributions paid on common stock	(2,918)	(2,436)
Distributions paid to non-controlling interests in Operating Partnership	(376)	(122)
Payment of contingent consideration	—	(700)
Net cash provided by financing activities	80,788	35,205
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	328	(456)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,438	2,533
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,766	$2,077
NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of non-controlling interests in operating partnership in conjunction with acquisitions	$—	$6,452
Real estate additions included in Other assets	15	—
Real estate additions included in Accounts payable, accrued expenses and due to related parties	647	1,485
Real estate additions included in Other liabilities	33	624
Common stock offering and OP Unit issuance costs included in Accounts payable, accrued expenses and due to related parties	140	14
Financing fees included in Accounts payable, accrued expenses and due to related parties	45	8
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS
Business
Gladstone Land Corporation is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004, and having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. The Company owned 89.1% and 87.4% of the limited partnership interests in the Operating Partnership ("OP Units") as of June 30, 2017, and December 31, 2016, respectively (see Note 7, "Equity," for additional discussion regarding OP Units).
Subject to certain restrictions and limitations, and pursuant to contractual agreements, our business is managed by Gladstone Management Corporation (the “Adviser”), a Delaware corporation, and administrative services are provided to us by Gladstone Administration, LLC (the “Administrator”), a Delaware limited liability company. Our Adviser and Administrator are both affiliates of ours (see Note 6, "Related-Party Transactions," for additional discussion regarding our Adviser and Administrator).
All further references herein to “we,” “us,” “our” and the “Company” refer, collectively, to Gladstone Land Corporation and its consolidated subsidiaries, except where indicated otherwise.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2017 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Reclassifications
Certain line items on the accompanying Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2016, have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity, net income or net change in cash and cash equivalents.
Non-controlling Interests
Non-controlling interests are interests in the Operating Partnership not owned by us. We evaluate whether non-controlling interests are subject to redemption features outside of our control. As of both June 30, 2017, and December 31, 2016, the non-controlling interests in the Operating Partnership are redeemable at the option of the holder for cash or, at our election, shares of our common stock and thus are reported in the equity section of the accompanying Condensed Consolidated Balance Sheet but separate from stockholders’ equity. The amounts reported for non-controlling interests on the accompanying Condensed Consolidated Statement of Operations represent the portion of income from the Operating Partnership not attributable to us. At the end of each reporting period, we determine the amount of equity (at book value) that is allocable to non-controlling interests based upon the respective ownership interests. To reflect the non-controlling interests' equity interest in the Company, an adjustment is made to non-controlling interests, with a corresponding adjustment to paid-in capital, as reflected on the accompanying Condensed Consolidated Statements of Equity.
Critical Accounting Policies
The preparation of financial statements in accordance with GAAP requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions, and our application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements included in our Form 10-K. There were no material changes to our significant accounting policies during the six months ended June 30, 2017.
Recently-Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which was amended in March 2016 by ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" ("ASU 2016-08"), in April 2016 by ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10"), in May 2016 by ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12"), and in December 2016 by ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers" ("ASU 2016-20"). ASU 2014-09, as amended, supersedes or replaces nearly all GAAP revenue recognition guidance and establishes a new, control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. In July 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09, as amended. ASU 2014-09, as amended, is now effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted for annual reporting periods beginning after December 15, 2016, and interim periods within those years. We do not believe ASU 2014-09 will have a material impact on our results of operations or financial condition, as the primary impact of this update is related to common area maintenance and other material tenant reimbursements, whereas the majority of our revenue is from rental income pursuant to net-lease agreements, with very little being attributed to tenant recoveries.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): An Amendment of the FASB Accounting Standards Codification” (“ASU 2016-02”). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the leases is effectively a financed purchase by the lessee, which classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis, respectively, over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of the classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leasing standard, ASC 840, “Leases,” and is effective on January 1, 2019, with early adoption permitted. We expect our legal expenses (included in General and administrative expenses on our Condensed Consolidated Statements of Operations) to increase marginally, as the new standard requires us to expense indirect leasing costs that were previously capitalized; however, we do not expect ASU 2016-02 to materially impact our condensed consolidated financial statements, as we currently only have two operating ground lease arrangements with terms greater than one year for which we are the lessee.
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

NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our farms are owned on a fee-simple basis, except where noted. The following table provides certain summary information about our 65 farms as of June 30, 2017 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California	22	6,713	6,240	$182,226	$137,868
Florida	16	9,315	7,664	107,960	64,800
Colorado	9	30,170	23,257	42,140	25,227
Arizona(3)	6	6,280	5,228	40,748	23,314
Oregon	4	2,313	2,003	19,568	12,927
Nebraska	2	2,559	2,101	10,708	6,602
Michigan	4	270	183	2,993	1,653
North Carolina	2	310	295	2,317	1,301
	65	57,930	46,971	$408,660	$273,692

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

(3)
Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had a net cost basis of approximately $3.5 million as of June 30, 2017 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).

Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of June 30, 2017, and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Real estate:
Land and land improvements	$332,035	$265,985
Irrigation systems	45,829	33,969
Buildings	16,805	14,671
Horticulture	18,870	17,759
Other improvements	5,472	4,993
Real estate, at cost	419,011	337,377
Accumulated depreciation	(13,789)	(11,066)
Real estate, net	$405,222	$326,311
Real estate depreciation expense on these tangible assets was approximately $1.4 million and $2.7 million for the three and six months ended June 30, 2017, respectively, and $1.1 million and $1.9 million for the three and six months ended June 30, 2016, respectively.
Included in the figures above are amounts related to improvements on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of each of June 30, 2017, and December 31, 2016, we recorded tenant improvements, net of accumulated depreciation, of approximately $1.8 million. We recorded both depreciation expense and additional rental revenue related to these tenant improvements of approximately $53,000 and $89,000 for the three and six months ended June 30, 2017, respectively, and $31,000 and $62,000 for the three and six months ended June 30, 2016, respectively.

Intangible Assets and Liabilities
The following table summarizes the carrying values of lease intangible assets and the related accumulated amortization as of June 30, 2017, and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Lease intangibles:
Leasehold interest – land	$3,498	$—
In-place leases	1,675	1,481
Leasing costs	1,540	1,086
Tenant relationships	668	706
Lease intangibles, at cost	7,381	3,273
Accumulated amortization	(1,476)	(1,273)
Lease intangibles, net	$5,905	$2,000
Total amortization expense related to these lease intangible assets was approximately $210,000 and $348,000 for the three and six months ended June 30, 2017, respectively, and $198,000 and $375,000 for the three and six months ended June 30, 2016, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets and Other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of June 30, 2017, and December 31, 2016 (dollars in thousands).

	June 30, 2017		December 31, 2016
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values(1)	$35	$(18)	$19	$(14)
Below-market lease values and deferred revenue(2)	(800)	91	(785)	61
	$(765)	$73	$(766)	$47

(1)	Above-market lease values are included as part of Other assets in the accompanying Condensed Consolidated Balance Sheets, and the related amortization is recorded as a reduction of rental income.

(2)
Below-market lease values and deferred revenue are included as a part of Other liabilities in the accompanying Condensed Consolidated Balance Sheets, and the related accretion is recorded as an increase to rental income.

Total amortization related to above-market lease values and deferred revenue was approximately $2,000 and $4,000 for the three and six months ended June 30, 2017, respectively, and $2,000 and $3,000 for the three and six months ended June 30, 2016, respectively. Total accretion related to below-market lease values and deferred revenue was approximately $15,000 and $30,000 for the three and six months ended June 30, 2017, respectively, and $7,000 and $15,000 for the three and six months ended June 30, 2016, respectively.
New Real Estate Activity
Until our adoption of ASU 2017-01, which clarified the definition of a business, certain acquisitions during the prior-year period were accounted for as business combinations in accordance with ASC 805, as there was a prior leasing history on the property. As such, the fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred, other than those costs directly related to reviewing or assigning leases that we assumed upon acquisition, which were capitalized as part of leasing costs. Upon our early adoption of ASU 2017-01, effective October 1, 2016, most acquisitions, including those with a prior leasing history, are now generally treated as an asset acquisition under ASC 360. For acquisitions accounted for as asset acquisitions under ASC 360, all acquisition-related costs were capitalized and included as part of the fair value allocation of the identifiable tangible and intangible assets acquired, other than those costs that directly related to originating new leases we executed upon acquisition, which were capitalized as part of leasing costs.
In addition, total consideration for acquisitions may include a combination of cash and equity securities, such as OP Units. When OP Units are issued in connection with acquisitions, we determine the fair value of the OP Units issued based on the number of units issued multiplied by the closing price of the Company’s common stock on the date of acquisition.

2017 New Real Estate Activity
During the six months ended June 30, 2017, we acquired seven new farms in three separate transactions, which are summarized in the table below (dollars in thousands).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term(1)	Renewal Options	Total Purchase Price	Acquisition Costs(2)	Annualized Straight-line Rent(3)		New Long-term Debt
Citrus Boulevard	Martin, FL	1/12/2017	3,748	1	Organic Vegetables	7 years	3 (5 years)	$54,000	$80	$2,926		$32,400
Spot Road(4)	Yuma, AZ	6/1/2017	3,280	4	Melons and Alfalfa Hay	8.2 years	1 (10 years) & 1 (2 years)	27,500	88	1,673		15,300
Poplar Street	Bladen, NC	6/2/2017	310	2	Organic Blueberries	9.6 years	1 (5 years)	2,169	49	122	(5)	1,301
			7,338	7				$83,669	$217	$4,721		$49,001

(1)	Where more than one lease was assumed or executed, represents the weighted-average lease term on the property.

(2)	Unless noted otherwise, acquisitions were accounted for as asset acquisitions under ASC 360.

(3)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

(4)
Includes two farms (1,368 total acres) acquired through a leasehold interest, with the State of Arizona as the lessor. These state leases expire in February 2022 (485 total acres) and February 2025 (883 total acres). In addition, in connection with the acquisition of this property, we assumed four in-place leases with us as the lessor or sublessor. Three of these leases are agricultural leases, with one lease expiring on June 30, 2019, and two leases expiring on September 15, 2026. The fourth lease is a residential lease that expires on September 30, 2019. If either of the state leases is not renewed upon its expiration, the subleases on the respective acreage shall terminate automatically.

(5)	This lease provides for a variable rent component based on the gross crop revenues earned on the property. The figure above represents only the minimum cash rents guaranteed under the lease.
The allocation of the purchase price for the farm acquired during the six months ended June 30, 2017, is as follows (dollars in thousands, except for footnotes):

Property Name	Land and Land Improvements	Buildings	Irrigation Systems	Other Improvements	Horticulture	Leasehold Interest – Land	In-place Leases	Leasing Cost	Total Purchase Price
Citrus Boulevard	$52,375	$178	$1,447	$—	$—	$—	$—	$—	$54,000
Spot Road(1)	12,354	1,897	8,584	455	—	3,488	254	468	27,500
Poplar Street	1,110	48	305	—	706	—	—	—	2,169
	$65,839	$2,123	$10,336	$455	$706	$3,488	$254	$468	$83,669

(1)
In connection with the acquisition of this property, we recorded an above-market lease value of approximately $15,000 related to one agricultural lease assumed and a below-market lease value of approximately $15,000 related to the residential lease assumed.

Below is a summary of the total operating revenues and earnings (loss) recognized on the property acquired during the three and six months ended June 30, 2017 (dollars in thousands):

		For the three months ended June 30, 2017		For the six months ended June 30, 2017
Property Name	Acquisition Date	Operating Revenues	Earnings (Loss)	Operating Revenues	Earnings (Loss)
Citrus Boulevard	1/12/2017	$732	$430	$1,377	$810
Spot Road	6/1/2017	141	(5)	141	(5)
Poplar Street	6/2/2017	10	4	10	4
		$883	$429	$1,528	$809

2016 New Real Estate Activity
During the six months ended June 30, 2016, we acquired four new farms in two separate transactions, which are summarized in the table below (dollars in thousands, except for footnotes).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Rent(1)		Net Long-term Debt Issued
Gunbarrel Road (2)	Saguache, CO	3/3/2016	6,191	3	Organic Potatoes	5 years	1 (5 years)	$25,736	$119	(3)	$1,591		$15,531
Calaveras Avenue	Fresno, CA	4/5/2016	453	1	Pistachios	10 years	1 (5 years)	15,470	39	(4)	774	(5)	9,282
			6,644	4				$41,206	$158		$2,365		$24,813

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

(2)
As partial consideration for the acquisition of this property, we issued 745,879 OP Units, constituting an aggregate fair value of approximately $6.5 million as of the acquisition date. We incurred $25,500 of legal costs in connection with the issuance of these OP Units.

(3)	Acquisition accounted for as a business combination under ASC 805. In aggregate, $4,670 of these costs were direct leasing costs incurred in connection with these acquisitions.

(4)	Acquisition accounted for as an asset acquisition under ASC 360.

(5)	This lease provides for a variable rent component based on the gross crop revenues earned on the property. The figure above represents only the minimum cash rents guaranteed under the lease.
The allocation of the purchase price for the farms acquired during the six months ended June 30, 2016, were as follows (dollars in thousands):

Property Name	Land and Land Improvements	Buildings and Improvements	Irrigation System	Other Improvements	Horticulture	In-place Leases	Leasing Costs	Total Purchase Price
Gunbarrel Road	$16,756	$3,438	$2,831	$2,079	$—	$382	$250	$25,736
Calaveras Avenue	3,615	—	424	—	11,431	—	—	15,470
	$20,371	$3,438	$3,255	$2,079	$11,431	$382	$250	$41,206

Below is a summary of the total operating revenues and loss recognized on the properties acquired during the three and six months ended June 30, 2016 (dollars in thousands, except for footnotes):

		For the three months ended June 30, 2016		For the six months ended June 30, 2016
Property Name	Acquisition Date	Operating Revenues	Loss(1)	Operating Revenues	Loss(1)
Gunbarrel Road	3/3/2016	$398	$(51)	$522	$(152)
Calaveras Avenue	4/5/2016	184	(3)	184	(3)
		$582	$(54)	$706	$(155)

(1)	Includes approximately $5,000 and $89,000 of non-recurring acquisition-related costs during the three and six months ended June 30, 2016, respectively.
Acquired Intangibles and Liabilities
The following table shows the weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed in connection with new real estate acquired during the six months ended June 30, 2017 and 2016:

	Weighted-Average Amortization Period (in Years)
Intangible Assets and Liabilities	2017	2016
Leasehold interest – land	6.9	0.0
In-place leases	9.1	5.1
Leasing costs	9.2	5.1
Above-market lease values	2.1	0.0
Below-market lease values and deferred revenue	2.3	0.0
All intangible assets and liabilities	7.3	5.1

Pro-Forma Financials
During the six months ended June 30, 2016, we acquired three farms that qualified as business combinations. No farms were acquired during the six months ended June 30, 2017 that were treated as business combinations. The following table reflects pro-forma consolidated financial information as if each farm acquired during the six months ended June 30, 2016, as part of a business combination was acquired on January 1, 2015. In addition, pro-forma earnings have been adjusted to assume that acquisition-related costs related to these farms were incurred at the beginning of the previous fiscal year (dollars in thousands, except share and per-share amounts).

	For the three months ended June 30, 2016	For the six months ended June 30, 2016
	(Unaudited)	(Unaudited)
Operating Data:
Total operating revenue	$4,244	$7,927
Net income attributable to the company	$93	$101
Share and Per-share Data:
Earnings per share of common stock – basic and diluted	$0.01	$0.01
Weighted-average common shares outstanding – basic and diluted	9,992,941	9,992,941
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
Significant Existing Real Estate Activity
Lease Extensions and Renewals
During the six months ended June 30, 2017, we extended or renewed eight separate leases on seven different farms in California and Florida that had leases expiring in either 2017 or 2018. In total, these leases were renewed for additional terms ranging between one and five years and for total annualized rents of approximately $1.1 million, representing a decrease of approximately $4,000 (approximately 0.3%) from that of the prior leases. These renewals were executed without incurring any downtime on the respective farms, and no leasing commissions or tenant improvements were incurred in connection with these renewals.
Portfolio Diversification and Concentrations
Diversification
The following table summarizes the geographic locations, by state, of our properties with leases in place as of June 30, 2017 and 2016 (dollars in thousands):

	As of and For the Six Months Ended June 30, 2017					As of and For the Six Months Ended June 30, 2016
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California	22	6,713	11.6%	$5,728	48.8%	19	4,029	17.2%	$4,502	56.8%
Florida	16	9,315	16.1%	3,143	26.8%	13	5,094	21.7%	1,539	19.4%
Colorado	9	30,170	52.1%	1,345	11.4%	3	6,191	26.4%	522	6.6%
Oregon	4	2,313	4.0%	589	5.0%	4	2,313	9.9%	585	7.4%
Arizona	6	6,280	10.8%	512	4.3%	2	3,000	12.8%	358	4.5%
Nebraska	2	2,559	4.4%	290	2.5%	2	2,559	10.9%	290	3.7%
Michigan	4	270	0.5%	125	1.1%	4	270	1.1%	125	1.6%
North Carolina	2	310	0.5%	10	0.1%	—	—	—%	—	—%
TOTALS	65	57,930	100.0%	$11,742	100.0%	47	23,456	100.0%	$7,921	100.0%

Concentrations
Credit Risk
As of June 30, 2017, our farms were leased to 44 different, third-party tenants, with certain tenants leasing more than one farm. One unrelated tenant ("Tenant A") leases five of our farms, and aggregate rental revenue attributable to Tenant A accounted for approximately $2.1 million, or 18.1% of the rental revenue recorded during the six months ended June 30, 2017. In addition, Dole Food Company (“Dole”) leases two of our farms, and aggregate rental revenue attributable to Dole accounted for approximately $1.5 million, or 12.6% of the rental revenue recorded during the six months ended June 30, 2017. If either Tenant A or Dole fail to make rental payments or elect to terminate their respective leases, and the properties cannot be re-leased on satisfactory terms, there could be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total rental revenue recorded during the six months ended June 30, 2017.
Geographic Risk
As of June 30, 2017, 22 of the 65 farms we owned were located in California, 16 farms were located in Florida and 9 farms were located in Colorado. Further, our California, Florida, and Colorado farms accounted for approximately $5.7 million (48.8%), $3.1 million (26.8%), and $1.3 million (11.4%), respectively, of the rental revenue recorded during the six months ended June 30, 2017. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of the total rental revenue recorded during the six months ended June 30, 2017.
NOTE 4. BORROWINGS
Our borrowings as of June 30, 2017, and December 31, 2016 are summarized below (dollars in thousands):

	Carrying Value as of		As of June 30, 2017
	June 30, 2017	December 31, 2016	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Mortgage notes and bonds payable:
Fixed-rate mortgage notes payable	$157,121	$142,861	2.90%–4.41%; 3.32%	5/1/2020–11/1/2041; October 2029
Fixed-rate bonds payable	81,521	49,348	2.38%–3.63%; 3.10%	7/30/2018–1/12/2024; May 2021
Total mortgage notes and bonds payable	238,642	192,209
Deferred financing costs – mortgage notes and bonds payable	(1,701)	(1,412)	N/A	N/A
Mortgage notes and bonds payable, net	$236,941	$190,797

Variable-rate revolving lines of credit	$35,050	$16,550	3.40%	4/5/2024

Total borrowings, net	$271,991	$207,347

(1)	Where applicable, stated interest rates are before interest patronage (as described below).
The weighted-average interest rate charged on the above borrowings, excluding the impact of deferred financing costs and before any interest patronage, or refunded interest, was 3.28% and 3.27% for the three and six months ended June 30, 2017, respectively, and 3.25% and 3.27% for the three and six months ended June 30, 2016, respectively. In addition, 2016 interest patronage from our Farm Credit CFL Notes Payable and the Farm Credit West Notes Payable (each as defined below), which we received and recorded during the six months ended June 30, 2017, resulted in a 17.2% reduction (approximately 61 basis points) to the stated interest rates on such borrowings.
MetLife Borrowings
MetLife Facility
On May 9, 2014, we closed on a credit facility (the "MetLife Facility") with Metropolitan Life Insurance Company (“MetLife”) that originally consisted of a $100.0 million long-term note payable (the “2015 MetLife Term Note”) and a $25.0 million revolving equity line of credit (the “2015 MetLife Line of Credit”). As amended on October 5, 2016, the overall size of the

MetLife Facility was increased from $125.0 million to $200.0 million (the "2016 Amendment"). Pursuant to the 2016 Amendment, the MetLife Facility now consists of the 2015 MetLife Term Note, the 2015 MetLife Line of Credit, a $50.0 million long-term note payable (the "2016 MetLife Term Note" and, together with the 2015 MetLife Term Note, the "MetLife Term Notes"), the terms of which are pari passu with those of the 2015 MetLife Term Note, and a $25.0 million revolving equity line of credit (the "2016 MetLife Line of Credit" and, together with the 2015 MetLife Line of Credit, the "MetLife Lines of Credit"), the terms of which are pari passu to those of the 2015 MetLife Line of Credit.
The following table summarizes the pertinent terms of the MetLife Facility as of June 30, 2017 (dollars in thousands):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
MetLife Term Notes	$150,000	(1)	1/5/2029	$105,608	3.16%, fixed for 10 years	(2)	$40,980	(3)
MetLife Lines of Credit	50,000		4/5/2024	35,050	3-month LIBOR + 2.25%	(4)	14,950	(3)
Total principal outstanding				$140,658

(1)
If the aggregate commitment under the MetLife Facility is not fully utilized by December 31, 2018, MetLife has the option to be relieved of its obligations to disburse the additional funds under the MetLife Term Notes.

(2)
Represents the blended interest rate as of June 30, 2017. Interest rates for subsequent disbursements will be based on then-prevailing market rates. The interest rate on all then-outstanding disbursements will be subject to adjustment on January 5, 2027. Through December 31, 2018, the MetLife Term Notes are also subject to an unused fee of 0.20% on undrawn amounts.

(3)	Based on the properties that were pledged as collateral under the MetLife Facility, as of June 30, 2017, the maximum additional amount we could draw under the facility was approximately $8.6 million.

(4)
The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread will be subject to adjustment on October 5, 2019. As of June 30, 2017, the interest rate on the MetLife Lines of Credit was 3.40%.

As of June 30, 2017, we were in compliance with all covenants under the MetLife Facility.
Individual MetLife Notes
In May 2017, we also entered into two new loan agreements with MetLife (collectively, the "Individual MetLife Notes"), the terms of which are summarized in aggregate in the table below (dollars in thousands):

Date of Issuance	Amount		Maturity Date	Principal Amortization	Interest Rate Terms
5/31/2017	$15,300	(1)	2/14/2022 & 2/14/2025	28.6 years	3.55% & 3.85%, fixed throughout their respective terms

(1)	Proceeds from these notes were used for the acquisition of a new property.
As of June 30, 2017, we were in compliance with all covenants applicable to the Individual MetLife Notes.
Farm Credit Notes Payable
Interest patronage, or refunded interest, on borrowings from Farm Credit associations is recorded upon receipt and is included in Other income on our Condensed Consolidated Statements of Operations. Receipt of interest patronage typically occurs in the first half of the calendar year following the year in which the respective interest payments are made.
Farm Credit CFL Notes Payable
From time to time since September 19, 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements with Farm Credit of Central Florida, FLCA ("Farm Credit CFL"). We did not enter into any new loan agreements with Farm Credit CFL during the six months ended June 30, 2017.
The following table summarizes, in the aggregate, the pertinent terms of the eight loans outstanding from Farm Credit CFL (collectively, the "Farm Credit CFL Notes Payable") as of June 30, 2017 (dollars in thousands):

Dates of Issuance	Maturity Dates	Principal Outstanding	Stated Interest Rate(1)
9/19/2014 – 7/1/2016	5/1/2020 – 10/1/2040	$22,019	3.47%	(2)

(1)	Represents the weighted-average, blended rate (before interest patronage) on the respective borrowings as of June 30, 2017.

(2)	Rate is before interest patronage, as discussed below.

In April 2017, we received interest patronage of approximately $124,000 related to interest accrued on the Farm Credit CFL Notes Payable during the year ended December 31, 2016, which resulted in a 15.8% reduction (approximately 55 basis points) to the stated interest rates on such borrowings. In March, 2016, we received interest patronage related to the Farm Credit CFL Notes Payable of approximately $94,000.
As of June 30, 2017, we were in compliance with all covenants applicable to the Farm Credit CFL Notes Payable.
Farm Credit West Notes Payable
From time to time since April 4, 2016, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements with Farm Credit West, FLCA ("Farm Credit West"). We did not enter into any new loan agreements with Farm Credit West during the six months ended June 30, 2017.
The following table summarizes, in the aggregate, the pertinent terms of the two loans outstanding from Farm Credit West (collectively, the "Farm Credit West Notes Payable") as of June 30, 2017 (dollars in thousands):

Dates of Issuance	Maturity Dates	Principal Outstanding	Stated Interest Rate(1)
4/4/2016 – 10/13/2016	11/1/2040 – 11/1/2041	$12,892	3.66%	(2)

(1)	Represents the weighted-average, blended rate (before interest patronage) on the respective borrowings as of June 30, 2017.

(2)	Rate is before interest patronage, as discussed below.
In February 2017, we received interest patronage of approximately $59,000 related to interest accrued on the Farm Credit West Notes Payable during the year ended December 31, 2016, which resulted in a 21.3% reduction (approximately 76 basis points) to the stated interest rates on such borrowings. We did not receive any patronage related to the Farm Credit West Notes Payable during the prior year.
As of June 30, 2017, we were in compliance with all covenants applicable to the Farm Credit West Notes Payable.
CF Farm Credit Note Payable
In June 2017, we, through a certain subsidiary of our Operating Partnership, entered into a loan agreement (the "CF Farm Credit Note Payable") with Cape Fear Farm Credit, ACA ("CF Farm Credit"), the terms of which are summarized in the table below (dollars in thousands):

Date of Issuance	Amount		Maturity Date	Principal Amortization	Interest Rate Terms(1)
6/14/2017	$1,301	(2)	7/1/2022	40.2 years	4.41%, fixed throughout its term

(1)	Stated rate is before interest patronage.

(2)	Proceeds from this note were used for the acquisition of a new property.
As of June 30, 2017, we were in compliance with all covenants applicable to the CF Farm Credit Note Payable.
Farmer Mac Facility
On December 5, 2014, we, through certain subsidiaries of our Operating Partnership, entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”), for a secured note purchase facility that provides for bond issuances up to an aggregate principal amount of $75.0 million (the “Farmer Mac Facility”). On June 16, 2016, we amended the Farmer Mac Facility to increase the maximum borrowing capacity from $75.0 million to $125.0 million and extend the term of the Bond Purchase Agreement by two years, to December 11, 2018.
During the six months ended June 30, 2017, we issued four bonds for gross proceeds of approximately $32.4 million, the terms of which are summarized, in the aggregate, in the table below (dollars in thousands):

Date of Issuance	Gross Proceeds		Maturity Dates	Principal Amortization	Interest Rate Terms
1/12/2017	$32,400	(1)	1/10/2020 – 1/12/2024	None	2.80% – 3.63%, fixed throughout their respective terms

(1)	Proceeds from these bonds were used for the acquisition of a new property.

The following table summarizes, in the aggregate, the terms of the 13 bonds outstanding under the Farmer Mac Facility as of June 30, 2017 (dollars in thousands):

Dates of Issuance	Initial Commitment		Maturity Dates	Principal Outstanding	Stated Interest Rate(1)	Undrawn Commitment
12/11/2014–1/12/2017	$125,000	(2)	7/30/2018–1/12/2024	$81,521	3.10%	$42,343	(3)

(1)	Represents the weighted-average interest rate as of June 30, 2017.

(2)	If the Farmer Mac Facility is not fully utilized by December 11, 2018, Farmer Mac has the option to be relieved of its obligations to purchase additional bonds under the facility.

(3)	As of June 30, 2017, there was no additional availability to draw under the Farmer Mac Facility, as no additional properties had been pledged as collateral.
As of June 30, 2017, we were in compliance with all covenants under the Farmer Mac Facility.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate mortgage notes and bonds payable as of June 30, 2017, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining six months ending December 31:	2017	$2,751
For the fiscal years ending December 31:	2018	21,867
	2019	9,471
	2020	27,243
	2021	5,596
	2022	19,042
	Thereafter	152,672
		$238,642
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

•
Level 2 — inputs are based upon quoted prices for similar assets or liabilities in active or inactive markets or model-based valuation techniques, for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•
Level 3 — inputs are generally unobservable and significant to the fair value measurement. These unobservable inputs are generally supported by little or no market activity and are based upon management's estimates of assumptions that market participants would use in pricing the asset or liability

As of June 30, 2017, the aggregate fair value of our long-term, fixed-rate mortgage notes and bonds payable was approximately $234.0 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of $238.6 million. The fair value of our long-term, fixed-rate mortgage notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature of the MetLife Lines of Credit and the lack of changes in market credit spreads, their aggregate fair value as of June 30, 2017, is deemed to approximate their aggregate carrying value of approximately $35.1 million.
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
As of June 30, 2017, the fair value of our Term Preferred Stock was approximately $29.9 million, as compared to the carrying value, exclusive of offering costs, of $28.8 million. The fair value of our Term Preferred Stock is valued using Level 1 inputs under the hierarchy established by ASC 820-10, "Fair Value Measurements and Disclosures," and is calculated based on the closing share price as of June 30, 2017, of $25.98.
The dividends to preferred stockholders declared by our Board of Directors and paid by us during the six months ended June 30, 2017, are reflected in the table below. The Term Preferred Stock was not outstanding during the prior-year period.

Declaration Date	Record Date	Payment Date	Dividend per Preferred Share
January 10, 2017	January 20, 2017	January 31, 2017	$0.1328125
January 10, 2017	February 16, 2017	February 28, 2017	0.1328125
January 10, 2017	March 22, 2017	March 31, 2017	0.1328125
April 11, 2017	April 21, 2017	April 28, 2017	0.1328125
April 11, 2017	May 19, 2017	May 31, 2017	0.1328125
April 11, 2017	June 21, 2017	June 30, 2017	0.1328125
Six months ended June 30, 2017			$0.7968750
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
On April 11, 2017, we entered into a Second Amended and Restated Investment Advisory Agreement (the "Amended Advisory Agreement") with our Adviser that became effective beginning with the three months ended June 30, 2017. Our entrance into the Amended Advisory Agreement was approved unanimously by our board of directors, including, specifically, our independent directors.
In addition, on April 11, 2017, we entered into an agreement with Gladstone Securities, LLC, ("Gladstone Securities"), effective beginning with the three months ended June 30, 2017, for it to act as our non-exclusive agent to assist us with arranging financing for our properties (the "Financing Arrangement Agreement"). Gladstone Securities is a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection

Corporation. Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone also serves on the board of managers of Gladstone Securities.
A summary of the compensation terms for each of the Amended Advisory Agreement and the Financing Arrangement Agreement follows.
Amended Advisory Agreement
Pursuant to the Amended Advisory Agreement, effective beginning with the three months ended June 30, 2017, our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee and a termination fee. Each of these fees is described below.
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
Capital Gains Fee
A capital gains-based incentive fee will be calculated and payable in arrears at the end of each fiscal year (or upon termination of the Amended Advisory Agreement). The capital gains fee shall equal: (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses, minus (ii) any aggregate capital gains fees paid in prior periods. For purposes of this calculation, realized capital gains and losses will be calculated as (x) the sales price of the property minus (y) any costs to sell the property and the then-current gross value of the property (which includes the property's original acquisition price plus any subsequent, non-reimbursed capital improvements). At the end of each fiscal year, if this figure is negative, no capital gains fee shall be paid.
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
Financing Arrangement Agreement
In connection with the Financing Arrangement Agreement, Gladstone Securities may, from time to time, solicit the interest of various agricultural or commercial real estate lenders and/or recommend to us third-party lenders offering credit products or packages that are responsive to our needs. We will pay Gladstone Securities a financing fee in connection with the services it provides to us for securing financing on our properties. Depending on the size of the financing obtained, the maximum amount of the financing fee, which will be payable upon closing of the respective financing, will range from 0.5% to 1.0% of the amount of financing obtained. The amount of the financing fee may be reduced or eliminated as determined by us and Gladstone Securities after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. During the three months ended June 30, 2017, total financing fees paid to Gladstone Securities represented approximately 0.01% of the total financing secured during the period.

Related-Party Fees
The following table summarizes certain related-party fees paid or accrued for and reflected in our accompanying Condensed Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Management fee(1)(2)	$530	$385	$924	$773
Incentive fee(1)(2)	76	159	427	159
Net fees due to our Adviser	$606	$544	$1,351	$932
Administration fee(1)(2)	$219	$179	$445	$391
Financing Fees to Gladstone Securities(3)	$2	$—	$2	$—

(1)	Pursuant to the Advisory and Administration Agreements, respectively.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

(3)	Included in Mortgage notes and bonds payable, net on the Condensed Consolidated Balance Sheets and amortized into Interest expense on the Condensed Consolidated Statements of Operations.
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of June 30, 2017, and December 31, 2016, were as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Management fee due to Adviser	$530	$384
Incentive fee due to Adviser	76	169
Other due to Adviser(1)	11	2
Total due to Adviser	617	555
Administration fee due to Administrator	219	202
Other due from Administrator(1)	—	(6)
Total due to Administrator	219	196
Total due to related parties(2)	$836	$751

(1)
Other fees due to or from related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser or Administrator on our behalf or by us on our Adviser's or Administrator's behalf.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.
NOTE 7. EQUITY
Stockholders’ Equity
As of June 30, 2017, there were 18,000,000 shares of common stock, par value $0.001 per share, authorized, with 11,850,624 shares issued and outstanding. As of December 31, 2016, there were 18,000,000 shares of common stock, par value $0.001 per share, authorized, with 10,024,875 shares issued and outstanding.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of June 30, 2017, and December 31, 2016, we owned approximately 89.1% and 87.4%, respectively, of the outstanding OP Units.
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
As of both June 30, 2017, and December 31, 2016, there were 1,449,258 OP Units held by non-controlling limited partners. In addition, as of June 30, 2017, 745,879 OP Units held by non-controlling limited partners had been held for the required period of 12 months and thus were eligible to be redeemed for either cash or shares of our common stock.
Distributions
The distributions to common stockholders declared by our Board of Directors and paid by us during the six months ended June 30, 2017 and 2016 are reflected in the table below.

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share
2017	January 10, 2017	January 20, 2017	January 31, 2017	$0.04300
	January 10, 2017	February 16, 2017	February 28, 2017	0.04300
	January 10, 2017	March 22, 2017	March 31, 2017	0.04300
	April 11, 2017	April 21, 2017	April 28, 2017	0.04350
	April 11, 2017	May 19, 2017	May 31, 2017	0.04350
	April 11, 2017	June 21, 2017	June 30, 2017	0.04350
		Six Months Ended June 30, 2017		$0.25950

2016	January 12, 2016	January 22, 2016	February 2, 2016	$0.04000
	January 12, 2016	February 18, 2016	February 29, 2016	0.04000
	January 12, 2016	March 21, 2016	March 31, 2016	0.04000
	April 12, 2016	April 22, 2016	May 2, 2016	0.04125
	April 12, 2016	May 19, 2016	May 31, 2016	0.04125
	April 12, 2016	June 17, 2016	June 30, 2016	0.04125
		Six Months Ended June 30, 2016		$0.24375
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
On March 30, 2017, we filed a new universal registration statement on Form S-3 (File No. 333-217042) with the SEC (the "2017 Registration Statement") to replace the expiring 2014 Registration Statement. The 2017 Registration Statement, which was declared effective by the SEC on April 12, 2017, permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights and units, including through separate, concurrent offerings of two or more of such securities. As of June 30, 2017, we have not issued any securities under the 2017 Registration Statement.

In conjunction with the replacement of the 2014 Registration Statement, we wrote off approximately $46,000 of unallocated costs associated with the initial filing of the 2014 Registration Statement. These costs were written off to professional fees and stockholder-related expenses, each of which are included in General and administrative expenses on our accompanying Condensed Consolidated Statement of Operations, during the three and six months ended June 30, 2017.
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
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (commonly referred to as "at-the-market agreements" or our "Sales Agreements") with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). No shares were issued or sold under the ATM Program during the six months ended June 30, 2017. Through June 30, 2017, we have issued and sold a total of 64,561 shares of our common stock at an average sales price of $10.23 per share for gross proceeds of approximately $660,000 and net proceeds of approximately $650,000.
On April 13, 2017, we amended each of the Sales Agreements to reference the new 2017 Registration Statement. All other material terms of the Sales Agreements remained unchanged.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the lease we executed upon our acquisition of an 854-acre farm in California in September 2015, we agreed to fund the development of the property into an almond orchard. The development included the removal of 274 acres of old grape vineyards, the installation of a new irrigation system, including the drilling of four new wells, and the planting of over 800 acres of new almond trees. As of June 30, 2017, the development project has been completed at a total cost of approximately $8.4 million, and, as a result, we expect to receive approximately $5.2 million of additional rent throughout the remainder of the lease term, which expires January 9, 2031.
In connection with a lease amendment we executed on one of our Oregon farms in May 2017, we committed to providing up to $1.8 million of capital for anticipated improvements on the farm, including irrigation upgrades and the planting of new blueberry bushes, which improvements are expected to be completed by December 31, 2020. As stipulated in the lease amendment, we will begin earning additional rent on the cost of the improvements as the funds are disbursed by us at an initial annual rate of 6.5%, which rate is subject to annual escalations and market resets. As a result of this project, and assuming full deployment of the capital commitment amount, we expect to receive approximately $718,000 of additional rent throughout the remainder of the lease term, which expires September 30, 2024. As of June 30, 2017, we have expended or accrued approximately $353,000 related to this project.
In connection with the lease we executed upon our acquisition of our two North Carolina farms in June 2017, we committed to providing up to $300,000 of capital over the first two years to support additional plantings and infrastructure on the farm, which improvements are expected to be completed by June 30, 2019. As stipulated in the lease, we will earn additional rent on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year's minimum cash rent per the lease). As a result of this project, and assuming full deployment of the capital commitment amount, we expect to receive approximately $157,000 of additional rent throughout the remainder of the lease term, which expires December 31, 2026. As of June 30, 2017, we have expended or accrued approximately $103,000 related to this project.
In connection with a lease amendment we executed on one of our Florida properties in June 2017, we committed to providing up to $700,000 of capital to expand and upgrade the existing cooler on the property, which improvements are expected to be completed during the three months ending December 31, 2017. As stipulated in the lease amendment, we will begin earning additional rent on the cost of the improvements as the funds are disbursed by us at an initial annual rate of 8.5%, which rate is subject to annual escalations. As a result of this project, and assuming full deployment of the capital commitment amount, we expect to receive approximately $280,000 of additional rent throughout the remainder of the lease term, which expires June 30, 2022. As of June 30, 2017, we have expended or accrued approximately $5,000 related to this project.
Litigation
We are not currently subject to any material known or threatened litigation.
NOTE 9. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016, computed using the weighted average number of shares outstanding during the respective periods. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculations, as there would be no effect on the amounts since the non-controlling limited partners’ share of income would also be added back to net income. Net income figures are presented net of non-controlling interests in the earnings per share calculations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per-share amounts)
Net income attributable to the Company	$227	$108	$379	$342
Weighted average number of common shares outstanding – basic and diluted	11,850,624	9,992,941	11,127,199	9,992,941
Earnings per common share – basic and diluted	$0.02	$0.01	$0.03	$0.03
The weighted-average number of OP Units held by non-controlling limited partners was 1,449,258 for both the three and six months ended June 30, 2017, and 745,978 and 491,788 for the three and six months ended June 30, 2016, respectively.
NOTE 10. SUBSEQUENT EVENTS
Investing and Leasing Activities
New Acquisitions
On July 17, 2017, we acquired four contiguous farms totaling 847 gross acres in Fresno County, California (“Phelps Avenue”), for approximately $13.6 million. In total, the farms contain 645 planted acres of pistachio and almond trees planted between 2002 and 2009. At closing, we entered into a sale-leaseback agreement with the seller for a 10-year, triple-net lease that includes one, five-year extension option. The lease consists of a fixed cash rent component plus a variable rent component based on the gross crop revenues earned on the farms and provides for minimum annualized, straight-line rents of approximately $680,000. We will account for this acquisition as an asset acquisition in accordance with ASC 360.
Lease Renewals
Subsequent to June 30, 2017, we renewed the lease on one of our California farms that was originally subject to a lease scheduled to expire in the second half of 2017. The lease was renewed with a new tenant for an additional period of three years and provides for annualized rental income of approximately $0.8 million, representing an increase of approximately $25,000 (approximately 3.4%) from that of the prior lease. This renewal was completed without incurring any downtime on the farm, and no leasing commissions or tenant improvements were incurred in connection with this renewal.
Financing Activities
On July 13, 2017, we, through certain subsidiaries of our Operating Partnership, refinanced four existing mortgage loans with Farm Credit CFL for aggregate additional borrowings of approximately $5.5 million. Each of the new loans are scheduled to mature on August 1, 2022, and will bear interest (before interest patronage) at a fixed rate of 4.47% throughout their respective terms.
In connection with the acquisition of Phelps Avenue, on July 17, 2017, we closed on a loan from Farm Credit West for approximately $8.2 million. The mortgage note is scheduled to mature on May 1, 2037, and will bear interest (before interest patronage) at a fixed rate of 4.31% per annum through July 31, 2024, thereafter converting to a variable rate determined by Farm Credit West, unless another fixed rate is established.

Equity Activities
ATM Program
Subsequent to June 30, 2017, through the date of this filing, we have sold 161,133 shares of our common stock at an average sales price of $11.90 per share under the ATM Program for gross and net proceeds of approximately $1.9 million.
Amendment to Articles of Incorporation
On July 12, 2017, we filed an Articles of Amendment with the State Department of Assessments and Taxation for Maryland to increase the number of shares of stock that we have authority to issue from 20,000,000 shares to 100,000,000 shares, with the additional 80,000,000 shares of stock being initially classified as common stock, $0.001 par value per share.
Distributions
On July 11, 2017, our Board of Directors declared the following monthly cash distributions to common stockholders and holders of our Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per share of Term Preferred Stock
July 21	July 31	$0.044	$0.1328125
August 21	August 31	0.044	0.1328125
September 20	September 29	0.044	0.1328125
Total:		$0.132	$0.3984375
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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged primarily in the business of owning and leasing farmland; we are not a grower, nor do we farm the properties we own. We currently own 69 farms comprised of 58,777 acres across eight states in the U.S. (Arizona, California, Colorado, Florida, Michigan, Nebraska, North Carolina and Oregon). We also own several farm-related facilities, such as cooling facilities, buildings utilized for the storage and assembly of boxes for shipping produce ("box barns"), packinghouses, processing facilities and various storage facilities.
We conduct substantially all of our investment activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, approximately 89.2% of the units of limited partnership interest in the Operating Partnership (“OP Units”).
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits and general expenses.
Leases
General
Our farms are currently leased to 44 different, third-party tenants that are either independent or corporate farming operations. We primarily lease our farms on a triple-net basis, an arrangement under which the tenant is required to pay the related taxes, insurance costs (including drought insurance if we were to acquire properties that depend upon rainwater for irrigation), maintenance and other operating costs. Generally, our leases will have original terms ranging from 3 to 10 years for farms growing row crops and 5 to 15 years for farms growing permanent crops and will contain built-in rental rate increases. Currently, our 69 farms are leased under agricultural leases with original terms ranging from 1 to 15 years, with 45 farms leased on a pure triple-net basis, and 24 farms leased on a partial-net basis, with the landlord responsible for all or a portion of the related property taxes. Additionally, 11 of our farms are leased under agreements that include a variable rent component based on the success of the farms' harvests each year.

Lease Expirations
Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for renewal or extension. The following table summarizes the lease expirations by year for the properties owned and with leases in place as of June 30, 2017 (dollars in thousands):

Year	Number of Expiring Leases		Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Six Months Ended June 30, 2017	% of Total Revenue
2017	4	(1)	333	0.6%	$662	5.6%
2018	4		2,929	5.0%	395	3.4%
2019	6		2,644	4.6%	670	5.7%
2020	11		28,333	48.9%	3,494	29.8%
2021	5		6,954	12.0%	970	8.3%
2022	5		269	0.5%	294	2.4%
Thereafter	19		16,468	28.4%	5,257	44.8%
Totals	54		57,930	100.0%	$11,742	100.0%

(1)
Includes: one agricultural lease that was renewed subsequent to June 30, 2017 (see Note 10, "Subsequent Events," in the notes to our accompanying condensed consolidated financial statements), and two oil and gas leases (both of which continue on a year-to-year basis), for which we recorded aggregate rental revenue of approximately $16,000 during the six months ended June 30, 2017.

We have one remaining agricultural lease scheduled to expire during the second half of 2017. We are close to finalizing terms of this renewal with a new tenant and expect the renewal to be executed during the three months ending September 30, 2017, at a moderate decrease in rent but without incurring any downtime on the farm. We have not yet begun negotiations with the existing tenants on our farms that have leases scheduled to expire in 2018, though we anticipate being able to renew each of the leases prior to their respective expirations with the existing tenants. However, there can be no assurance that we will be able to renew the leases at rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Investment, Leasing and Other Portfolio Activity
Property Acquisitions
Since April 1, 2017, through the date of this filing, we have acquired ten farms, which are summarized in the table below (dollars in thousands):

Property Name	Property Location	Acquisition Date	Total Acreage	Number of Farms	Primary Crop(s)	Lease Term(1)	Renewal Options	Total Purchase Price	Acquisition Costs(2)	Annualized Straight-line Rent(3)
Spot Road(4)	Yuma, AZ	6/1/2017	3,280	4	Melons and Alfalfa Hay	8.2 years	1 (10 years) & 1 (2 years)	$27,500	$88	$1,673
Poplar Street	Bladen, NC	6/2/2017	310	2	Organic Blueberries	9.6 years	1 (5 years)	2,169	49	122	(5)
Phelps Avenue	Fresno, CA	7/17/2017	847	4	Pistachios and Almonds	10.5 years	1 (5 years)	13,603	26	680	(5)
			4,437	10				$43,272	$163	$2,475

(1)	Where more than one lease was assumed or executed, represents the weighted-average lease term on the property.

(2)
Acquisition accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired. The figures above represent only the costs paid or accrued for as of the date of this filing.

(3)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

(4)
Includes two farms (1,368 total acres) acquired through a leasehold interest, with the State of Arizona as the lessor. These state leases expire in February 2022 and February 2025, respectively. In addition, in connection with the acquisition of this property, we assumed four in-place leases with us as the lessor or sublessor. Three of these leases are agricultural leases, with one lease expiring on June 30, 2019, and two leases expiring on September 15, 2026. The fourth lease is a residential lease that expires on September 30, 2019.

(5)	Leases also provide for a variable rent component based on the gross crop revenues earned on the property. The figures above represent only the minimum cash rents guaranteed under the lease.

Existing Properties
Lease Renewals
As of January 1, 2017, we had nine agricultural leases on certain farms in California and Florida that were originally due to expire in 2017. We have extended or renewed eight of these leases, in addition to one lease that was scheduled to expire in 2018. In total, these leases were renewed for additional terms ranging between one and five years and for total annualized rents of approximately $1.8 million, representing an increase of approximately 1.2% (or approximately $22,000) from that of the prior leases. These renewals were executed without incurring any downtime on the respective farms, and no leasing commissions or tenant improvements were incurred in connection with these renewals.
Capital Improvements
In connection with certain lease agreements executed during the three months ended June 30, 2017, we committed to providing up to $2.8 million of aggregate capital to our tenants for improvements on certain of our farms. These improvements are expected to be completed over the next three years and, assuming full deployment of the capital commitment amounts, are expected to result in additional annual rental income of approximately $162,000. We will begin earning rental income on each of these projects as the funds are disbursed by us. See Note 8, "Commitments and Contingencies," in the notes to our accompanying condensed consolidated financial statements for a more detailed discussion on each of these projects.
Financing Activity
Debt Activity
Since April 1, 2017, through the date of this filing, we have entered into the following loan agreements (dollars in thousands):

Lender(1)	Dates of Issuance	Principal Amount	Maturity Date	Principal Amortization	Stated Interest Rate Terms(2)
MetLife	5/31/2017	$1,325	2/14/2022	28.6 years	3.55%, fixed throughout term
MetLife	5/31/2017	13,975	2/14/2025	28.6 years	3.85%, fixed throughout term
CF Farm Credit(3)	6/14/2017	1,301	7/1/2022	40.2 years	4.41%, fixed throughout term
Farm Credit CFL(4)	7/12/2017	5,472	8/1/2022	29.1 years	4.47%, fixed throughout term
Farm Credit West(5)	7/17/2017	8,162	5/1/2037	20.0 years	4.31%, fixed through 7/31/2024 (variable thereafter)
		$30,235

(1)	For further discussion on borrowings from each of these lenders, refer to Note 4, "Borrowings," in the notes to our accompanying condensed consolidated financial statements.

(2)	Where applicable, rate is before interest patronage, or refunded interest.

(3)	Interest patronage is expected to be received related to interest accrued during 2017 on our CF Farm Credit borrowings; however, we are unable to estimate the amount to be received, if any.

(4)
In April 2017, we received interest patronage from Farm Credit CFL representing a 15.8% refund of the interest accrued on all borrowings from Farm Credit CFL during the year ended December 31, 2016. This interest patronage reduced the interest rates on our borrowings from Farm Credit CFL during the year ended December 31, 2016, from a weighted-average stated interest rate of 3.47% to a weighted-average effective interest rate of 2.93%. We are unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2017 on our Farm Credit CFL borrowings.

(5)
In February 2017, we received interest patronage from Farm Credit West representing a 21.3% refund of the interest accrued on all borrowings from Farm Credit West during the year ended December 31, 2016. This interest patronage reduced the interest rates on our borrowings from Farm Credit West during the year ended December 31, 2016, from a weighted-average stated interest rate of 3.59% to a weighted-average effective interest rate of 2.83%. We are unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2017 on our Farm Credit West borrowings.

Proceeds from the above borrowings were used to fund new farm acquisitions, repay existing indebtedness, and for general corporate purposes.
Equity Activity
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements ("Sales Agreements") with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). On April 13, 2017, we amended the Sales Agreements to reference the new universal registration statement on Form S-3 (File No. 333-217042) (the "2017 Registration Statement"), filed with the SEC on March 31, 2017, and declared effective on April 12, 2017. All other material terms of the Sales Agreements remained the same.

No shares were sold under the ATM Program during the three or six months ended June 30, 2017; however, subsequent to June 30, 2017, through the date of this filing, we sold 161,133 shares of our common stock at an average sales price of $11.90 per share for gross and net proceeds of approximately $1.9 million. To date, we have sold 225,694 shares of our common stock at an average sales price of $11.42 per share under the ATM Program for gross proceeds of approximately $2.6 million and net proceeds of approximately $2.5 million.
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 69 farms leased to 44 different, unrelated tenants. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also begun to diversify our portfolio into farmland suitable for other crop types, including permanent crops, consisting primarily of almonds, pistachios and blueberries, and certain commodity crops, consisting primarily of corn and beans. The following table summarizes the different sources of revenues for our properties with leases in place as of and for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	As of and For the				As of and For the				Annualized GAAP Rental Revenue as of
	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016				June 30, 2017(1)
Revenue Source	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Rental Revenue	% of Total Revenue
Annual row crops – fresh produce(2)	13,516	28.8%	$7,218	61.5%	9,313	50.6%	$5,406	68.2%	$14,600	57.9%
Annual row crops – commodity crops(3)	28,907	61.5%	1,540	13.1%	7,347	40.0%	768	9.7%	4,486	17.8%
Subtotal – Total annual row crops	42,423	90.3%	8,758	74.6%	16,660	90.6%	6,174	77.9%	19,086	75.7%
Permanent crops(4)	4,548	9.7%	2,026	17.3%	1,735	9.4%	919	11.6%	4,173	16.5%
Subtotal – Total crops	46,971	100.0%	10,784	91.9%	18,395	100.0%	7,093	89.5%	23,259	92.2%
Facilities and other(5)	—	—	958	8.1%	—	—	828	10.5%	1,979	7.8%
Total	46,971	100.0%	$11,742	100.0%	18,395	100.0%	$7,921	100.0%	$25,238	100.0%

(1)
Annualized GAAP rental revenue is based on the minimum rental payments required per the leases in place as of June 30, 2017, and includes the amortization of any above-market lease values or accretion of any below-market lease values, deferred revenue and tenant improvements.

(2)
Includes berries and other fruits, such as melons, raspberries, and strawberries, and vegetables, such as arugula, broccoli, cabbage, carrots, celery, cilantro, cucumbers, edamame, green beans, kale, lettuce, mint, onions, peas, peppers, potatoes, radicchio, spinach, and tomatoes.

(3)	Includes alfalfa, barley, corn, edible beans, grass, popcorn, soybeans, and wheat.

(4)	Includes almonds, avocados, blackberries, blueberries, lemons, and pistachios.

(5)
Consists primarily of rental revenue from: (i) farm-related facilities, such as coolers, packinghouses, distribution centers, residential houses for tenant farmers and other farm-related buildings; (ii) two oil and gas surface area leases on small parcels of two of our properties; and (iii) unimproved or nonfarmable acreage on certain of our farms.

Our acquisition of 57 farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations of our properties with leases in place as of and for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	As of and For the				As of and For the				Annualized GAAP Rental Revenue as of
	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016				June 30, 2017(1)
State	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
California	6,713	11.6%	$5,728	48.8%	4,029	17.2%	$4,502	56.8%	$11,506	45.6%
Florida	9,315	16.1%	3,143	26.8%	5,094	21.7%	1,539	19.4%	6,477	25.7%
Colorado	30,170	52.1%	1,345	11.4%	6,191	26.4%	522	6.6	2,691	10.7%
Oregon	2,313	4.0%	589	5.0%	2,313	9.9%	585	7.4%	1,179	4.7%
Arizona	6,280	10.8%	512	4.3%	3,000	12.8%	358	4.5%	2,429	9.5%
Nebraska	2,559	4.4%	290	2.5%	2,559	10.9%	290	3.7%	580	2.3%
Michigan	270	0.5%	125	1.1%	270	1.1%	125	1.6%	249	1.0%
North Carolina	310	0.5%	10	0.1%	—	—%	$—	—%	127	0.5%
	57,930	100.0%	$11,742	100.0%	23,456	100.0%	$7,921	100.0%	$25,238	100.0%

(1)
Annualized GAAP rental revenue is based on the minimum rental payments required per the leases in place as of June 30, 2017, and includes the amortization of any above-market lease values or accretion of any below-market lease values, deferred revenue and tenant improvements.

Our Adviser and Administrator
We are externally managed pursuant to a contractual investment advisory arrangement (the “Advisory Agreement”) with our Adviser, under which our Adviser directly employs certain of our personnel and pays their payroll, benefits and general expenses directly, and our Administrator provides administrative services to us pursuant to a separate administration agreement with our Administrator (the “Administration Agreement”). Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. In addition, two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of each of our Adviser and Administrator. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president. On April 11, 2017, we entered into a Second Amended and Restated Investment Advisory Agreement (the "Amended Advisory Agreement") with our Adviser that became effective beginning with the three months ended June 30, 2017. Our entrance into the Amended Advisory Agreement was approved unanimously by our board of directors, including, specifically, our independent directors.
A summary of each of the Advisory Agreement and the Administration Agreement is provided in Note 6 to our consolidated financial statements in our 2016 Form 10-K. A summary of the compensation terms for the Amended Advisory Agreement is below.
Amended Advisory Agreement
Pursuant to the Amended Advisory Agreement, effective beginning with the three months ended June 30, 2017, our Adviser is compensated as follows:

•
A base management fee is paid quarterly and will be calculated as 2.0% per annum (0.50% per quarter) of the prior calendar quarter's total adjusted equity, which is defined as total equity plus total mezzanine equity, if any, each as reported on our balance sheet, adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items ("Total Equity").

•
An incentive fee is calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO (as defined below) for a particular quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter's Total Equity. For purposes of this calculation, Pre-Incentive Fee FFO is defined in the Amended Advisory Agreement as FFO (as defined in the Amended Advisory Agreement) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends paid on preferred stock securities that are not treated as a liability for GAAP purposes. Our Adviser will receive: (i) no Incentive Fee in any calendar quarter in which the Pre-Incentive Fee FFO does not exceed the hurdle rate; (ii) 100% of the Pre-Incentive Fee FFO with respect to that portion of such Pre-Incentive Fee FFO, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (iii) 20% of the amount of the Pre-Incentive Fee FFO, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

•
A capital gains-based incentive fee is calculated and payable in arrears at the end of each fiscal year (or upon termination of the Amended Advisory Agreement). The capital gains fee shall equal (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses, minus (ii) any aggregate capital gains fees paid in prior periods. For purposes of this calculation, realized capital gains and losses will be calculated as (x) the sales price of the property minus (y) any costs to sell the property and the then-current gross value of the property (which includes the property's original acquisition price plus any subsequent, non-reimbursed capital improvements). At the end of each fiscal year, if this figure is negative, no capital gains fee shall be paid.

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

Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our 2016 Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2017.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:

•	With regard to the comparison between the three months ended June 30, 2017 versus 2016:

◦	Same-property basis represents properties that were owned as of March 31, 2016, and were not vacant at any point during either period presented;

◦	Properties acquired during the prior-year period are properties acquired during the three months ended June 30, 2016;

◦	Properties acquired subsequent to prior-year period are properties acquired subsequent to June 30, 2016; and

◦	Properties with vacancy represent properties that were vacant at any point during either period presented (we had one property that was vacant for a portion of the three months ended June 30, 2016).

•	With regard to the comparison between the six months ended June 30, 2017 versus 2016:

◦	Same-property basis represents properties that were owned as of December 31, 2015, and were not vacant at any point during either period presented;

◦	Properties acquired during the prior-year period are properties acquired during the six months ended June 30, 2016;

◦	Properties acquired subsequent to prior-year period are properties acquired subsequent to June 30, 2016; and

◦	Properties with vacancy represent properties that were vacant at any point during either period presented (we had one property that was vacant for a portion of the six months ended June 30, 2016).

A comparison of our operating results for the three and six months ended June 30, 2017 and 2016 is below (dollars in thousands):

	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
Operating revenues:
Rental revenues	$5,994	$4,241	$1,753	41.3%
Tenant recovery revenue	2	3	(1)	(33.3)%
Total operating revenues	5,996	4,244	1,752	41.3%
Operating expenses:
Depreciation and amortization	1,599	1,335	264	19.8%
Property operating expenses	242	172	70	40.7%
Acquisition-related expenses	37	25	12	48.0%
Management and incentive fees, net of fee credits	606	544	62	11.4%
Administration fee	219	179	40	22.3%
General and administrative	387	395	(8)	(2.0)%
Total operating expenses	3,090	2,650	440	16.6%
Operating income	2,906	1,594	1,312	82.3%
Other income (expense)
Other income	—	9	(9)	(100.0)%
Interest expense	(2,193)	(1,487)	(706)	47.5%
Distributions on Term Preferred Stock	(458)	—	(458)	NM
Total other expense	(2,651)	(1,478)	(1,173)	79.4%
Net income	255	116	139	119.8%
Less net income attributable to non-controlling interests	(28)	(8)	(20)	250.0%
Net income attributable to the Company	$227	$108	$119	110.2%
NM = Not Meaningful

	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
Operating revenues:
Rental revenues	$11,742	$7,921	$3,821	48.2%
Tenant recovery revenue	4	6	(2)	(33.3)%
Total operating revenues	11,746	7,927	3,819	48.2%
Operating expenses:
Depreciation and amortization	3,071	2,312	759	32.8%
Property operating expenses	490	384	106	27.6%
Acquisition-related expenses	46	120	(74)	(61.7)%
Management and incentive fees, net of fee credits	1,351	932	419	45.0%
Administration fee	445	391	54	13.8%
General and administrative	834	794	40	5.0%
Total operating expenses	6,237	4,933	1,304	26.4%
Operating income	5,509	2,994	2,515	84.0%
Other income (expense)
Other income	185	103	82	79.6%
Interest expense	(4,349)	(2,741)	(1,608)	58.7%
Distributions on Term Preferred Stock	(917)	—	(917)	NM
Total other expense	(5,081)	(2,638)	(2,443)	92.6%
Net income	428	356	72	20.2%
Less net income attributable to non-controlling interests	(49)	(14)	(35)	250.0%
Net income attributable to the Company	$379	$342	$37	10.8%
NM = Not Meaningful
Operating Revenues
Same-property Analysis (dollars in thousands)

Rental Revenues:	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Same-property basis	$4,131	$4,032	$99	2.5%	$7,475	$7,158	$317	4.4%
Properties acquired during prior-year period	209	184	25	13.6%	1,198	706	492	69.7%
Properties acquired subsequent to prior-year period	1,635	—	1,635	—	3,032	—	3,032	—
Property with vacancy	19	25	(6)	(24.0)%	37	57	(20)	(35.1)%
	$5,994	$4,241	$1,753	41.3%	$11,742	$7,921	$3,821	48.2%
Rental revenues on a same-property basis increased for both the three and six months ended June 30, 2017, as compared to the respective prior-year periods, primarily as a result of our ability to renew existing but expiring leases at higher rates and earning additional revenue on capital improvements constructed on certain properties. Rental revenues from acquired properties increased for both the three and six months ended June 30, 2017, as compared to the respective prior-year periods, due to the additional revenues recorded from owning the one and four farms we acquired during the three and six months ended June 30, 2016, respectively, for the full three-month and six-month periods ended June 30, 2017, coupled with the additional revenues earned from the 18 new farms we acquired subsequent to June 30, 2016. We had one farm in Florida that was vacant for a portion of the three months ended June 30, 2016. Rental revenues from this farm decreased for both the three and six months ended June 30, 2017, as compared to the respective prior-year periods, due to an early lease termination on the farm and the subsequent re-leasing of the farm at a lower rental rate. We expect to be able to renew the current lease on the farm at an increased rental rate upon its expiration in August 2018; however, there can be no assurance that we will be able to renew the lease at a rate favorable to us, if at all, or be able to find a replacement tenant, if necessary.

Other Operating Revenues
Tenant recovery revenue represents real estate taxes and insurance premiums paid on certain of our properties that, per the respective leases, are required to be reimbursed by the tenant. Corresponding amounts were also recorded as property operating expenses during the respective periods.
Operating Expenses
Same-property Analysis (dollars in thousands)

Depreciation and amortization:	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Same-property basis	$1,236	$1,200	$36	3.0%	$1,830	$1,734	$96	5.5%
Properties acquired during prior-year period	123	107	16	15.0%	852	521	331	63.5%
Properties acquired subsequent to prior-year period	213	—	213	—	335	—	335	—
Property with vacancy	27	28	(1)	(3.6)%	54	57	(3)	(5.3)%
	$1,599	$1,335	$264	19.8%	$3,071	$2,312	$759	32.8%
Depreciation and amortization expense on a same-property basis increased for both the three and six months ended June 30, 2017, as compared to the respective prior-year periods, primarily as a result of additional depreciation on site improvements completed on certain properties subsequent to June 30, 2016, partially offset by the expiration of certain lease intangible amortization periods subsequent to June 30, 2016. Depreciation and amortization expense on acquired properties increased for both the three and six months ended June 30, 2017, as compared to the respective prior-year periods, due to the additional depreciation and amortization expense recorded from owning the one and four farms we acquired during the three and six months ended June 30, 2016, respectively, for the full three-month and six-month periods ended June 30, 2017, coupled with the additional depreciation and amortization expense incurred on the 18 new farms we acquired subsequent to June 30, 2016.

Property operating expenses:	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Same-property basis	$209	$169	$40	23.7%	$430	$377	$53	14.1%
Properties acquired during prior-year period	1	—	1	—	3	2	1	50.0%
Properties acquired subsequent to prior-year period	29	—	29	—	52	—	52	—
Property with vacancy	3	3	—	—	5	5	—	—
	$242	$172	$70	40.7%	$490	$384	$106	27.6%
Property operating expenses consist primarily of real estate taxes, insurance expense, and other overhead expenses paid for certain of our properties. Property operating expenses on a same-property basis increased for both the three and six months ended June 30, 2017, as compared to the respective prior-year periods, primarily due to additional expenses incurred related to obtaining certain permits on one of our California properties, as well as a net increase in aggregate property tax expense (due to one of our pure, triple-net leases converting to a partial-net lease during the three months ended December 31, 2016, partially offset by a decrease in property taxes on certain properties that were entered into land conservation contracts under the California Land Conservation Act, which restricts the land to agricultural use and reduces the property tax assessment). Property operating expenses on acquired properties increased for both the three and six months ended June 30, 2017, as compared to the respective prior-year periods, primarily due to additional property taxes owed on certain of the new farms we acquired during the three and six months ended June 30, 2016, and subsequent to June 30, 2016. On our overall portfolio, for the three and six months ended June 30, 2017, we accrued approximately $163,000 and $324,000, respectively, of aggregate real estate taxes related to certain of our farms, as compared to approximately $122,000 and $265,000 for the respective prior-year periods.
Other Operating Expenses
Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses increased for the three months ended June 30, 2017, as compared to the prior-year period, due to an increase in overall acquisition-related activities. Acquisition-related expenses decreased for the six months ended June 30, 2017, as compared to the prior-year period, primarily due to the differences in accounting treatment of such expenses incurred in connection with the properties acquired during each of the respective periods or expected to be acquired in the near future (i.e., acquisition costs are capitalized under ASC 360 if the acquisition is considered an asset acquisition, whereas such costs are expensed under ASC 805 if the acquisition is treated as a business combination). With our early adoption of ASU 2017-01, as defined in Note 2, "Summary of Significant Accounting Policies—Recently-Issued Accounting Pronouncements," in the notes to our accompanying condensed consolidated financial statements, we anticipate that most of our acquisitions will be treated as asset acquisitions, which will result in lower acquisition-related expenses, as the majority of these costs will be capitalized and included as part of the fair value allocation of the purchase price. As of June 30, 2017, we have capitalized approximately $38,000 of acquisition-related costs (which costs were incurred during the six months ended June 30, 2017) related to properties we expect to acquire during the three months ending September 30, 2017, as these acquisitions are reasonably assured to be completed and are expected to be treated as asset acquisitions. These costs are included in Other assets, net on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2017.
The aggregate net fees to our Adviser, including both the management and incentive fees, increased for both the three and six months ended June 30, 2017, as compared to the respective prior-year periods. For the three and six months ended June 30, 2017, the gross management fee increased by approximately $145,000 and $151,000, respectively, as compared to the respective prior-year periods, primarily due to additional common equity raised since January 1, 2016. Since January 1, 2016, through June 30, 2017, we have raised approximately $19.9 million of net proceeds through follow-on common stock offerings and our ATM Program, increasing the base on which the management fee is calculated, which, until March 31, 2017, was the book value of our common stockholders' equity. In addition, pursuant to the Amended Advisory Agreement, which became effective beginning with the three months ended June 30, 2017, the base on which the management fee is calculated was adjusted to include, among other items, the balance of non-controlling interests in our operating partnership, which further increased the management fee recorded for the three months ended June 30, 2017. Our Adviser also earned incentive fees during each of the three and six months ended June 30, 2017, and during the three months ended June 30, 2016, due to our pre-incentive fee funds from operations exceeding the required hurdle rate of the equity base applicable to each period (which was total stockholders' equity through March 31, 2017, as stipulated in our Advisory Agreement; and, beginning with the three months ended June 30, 2017, was total equity, as stipulated in our Amended Advisory Agreement). The incentive fee earned by our Adviser for the three months ended June 30, 2017, decreased by approximately $83,000 from that of the prior-year period due to the aforementioned changes in the Amended Advisory Agreement, which resulted in a higher management fee for the three months ended June 30, 2017, thus decreasing the pre-incentive fee funds from operations for the period. The incentive fee earned by our Adviser for the six months ended June 30, 2017, increased by approximately $268,000 over that of the prior-year period due to an increase in rental revenues earned on properties acquired during and subsequent to the six months ended June 30, 2016, outpacing that of operating expenses other than depreciation and amortization expense. See "Our Adviser and Administrator—Amended Advisory Agreement" above for further discussion on changes to the compensation terms stipulated in the Amended Advisory Agreement.
The administration fee paid to our Administrator increased for both the three and six months ended June 30, 2017, as compared to the respective prior-year periods, primarily due to higher overall costs incurred by our Administrator and us using a higher share of our Administrator’s resources in relation to those used by other funds serviced by our Administrator during each of the three and six months ended June 30, 2017.
General and administrative expenses remained relatively flat for the three months ended June 30, 2017, and increased for the six months ended June 30, 2017, as compared to the respective prior-year periods. The increase for the six months ended June 30, 2017, was primarily due to the write off of approximately $46,000 of unallocated costs associated with the initial filing of our prior universal registration statement on Form S-3 (File No. 333-194539) (the "2014 Registration Statement"), which was replaced with the 2017 Registration Statement during the three months ended March 31, 2017. In addition, during the six months ended June 30, 2017, we incurred higher accounting fees, primarily due to increased acquisition volume and higher tax preparation fees, coupled with additional costs associated with the implementation of a new accounting system, which was completed during the three months ended June 30, 2016. These increases were largely offset by a decrease in bad debt expense, as we wrote off approximately $64,000 of deferred rent asset balances during the three months ended June 30, 2016, related to a lease on one of our Florida properties that was terminated prior to its expiration, and decreases in stockholder-related expenses, primarily due to lower costs related to our annual shareholders' meeting.
Other Income (Expense)
Other income, which consists primarily of interest patronage received from Farm Credit CFL and Farm Credit West (collectively, "Farm Credit") and interest earned on short-term investments, decreased for the three months ended June 30, 2017, and increased for the six months ended June 30, 2017, as compared to the respective prior-year periods. Other income for the three months ended June 30, 2016, consisted primarily of the reimbursement of certain legal costs incurred in prior periods related to the settlement of an eminent domain matter on one of our farms. The increase in other income during the six months ended June 30, 2017, as compared to the prior-year period, was primarily due to additional interest patronage received from Farm Credit. During the three months ended March 31, 2017, we recorded approximately $183,000 of interest patronage from Farm Credit related to interest accrued during 2016, compared to $94,000 of interest patronage received during the prior-year period. The receipt of this interest patronage resulted in a 17.2% decrease (approximately 61 basis points) in our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2016.
Interest expense increased for both the three and six months ended June 30, 2017, as compared to the respective prior-year periods, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our 6.375% Series A Cumulative Term Preferred Stock, par value $0.001 per share (the "Term Preferred Stock")) outstanding for the three and six months ended June 30, 2017, was approximately $253.0 million and $252.0 million, respectively, as compared to $178.8 million and $163.6 million, respectively, for the respective prior-year periods. Including interest patronage received on our Farm Credit borrowings, the overall effective interest rate charged on our aggregate borrowings, excluding the impact of deferred financing costs, was 3.28% and 3.12% for the three and six months ended June 30, 2017, respectively, as compared to 3.25% and 3.15%, respectively, for the respective prior-year periods.
During the three and six months ended June 30, 2017, we paid aggregate distributions on our Term Preferred Stock (which distributions are treated similar to interest expense) of approximately $458,000 and $917,000, respectively. There was no Term Preferred Stock outstanding during either prior-year period.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Since our IPO in January 2013, we have invested approximately $380.9 million into 57 new farms, and we have expended or accrued an additional $17.6 million for improvements on existing properties. Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings, including the undrawn commitments available under the MetLife Facility and the Farmer Mac Facility, and issuances of additional equity securities. Our current available liquidity is approximately $13.0 million, consisting of $4.1 million in cash and, based on the current level of collateral pledged, $8.9 million of availability under the MetLife Facility, subject to compliance with covenants.
As of June 30, 2017, our total-debt-to-total-capitalization ratio (including our Term Preferred Stock as debt), at book value, was 74.2%, compared to 72.8% as of December 31, 2016. However, on a fair value basis, our total-debt-to-total capitalization ratio (including our Term Preferred Stock as debt) as of June 30, 2017, was 60.9%, which is up from 59.3% as of December 31, 2016 (see “Non-GAAP Financial Information—Net Asset Value” below for an explanation of our fair value process).
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
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related properties. We continue to actively seek and evaluate acquisitions of additional farms and farm-related properties that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We currently have four properties under signed purchase and sale agreements for an aggregate proposed purchase price of approximately $31.1 million (a portion of which is expected to be paid in OP Units), which we expect to be consummated during the second half of 2017. We currently have access to the capital required to complete these transactions for the proposed purchase price amounts; however, we continue to explore various options for access to additional capital. We also have many other properties that are in various other stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

Cash Flow Resources
The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
Net change in cash from:
Operating activities	$4,679	$6,965	$(2,286)	(32.8)%
Investing activities	(85,139)	(42,626)	(42,513)	99.7%
Financing activities	80,788	35,205	45,583	129.5%
Net change in Cash and cash equivalents	$328	$(456)	$784	(171.9)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator and other corporate-level expenses. The decrease in cash provided by operating activities during the six months ended June 30, 2017, as compared to the prior-year period, was primarily due to the receipt of two years of prepaid rent upon the closing of the three farms we acquired during the three months ended March 31, 2016, partially offset by additional rental payments received from farms we have acquired since June 30, 2016.
Investing Activities
The increase in cash used in investing activities during the six months ended June 30, 2017, as compared to the prior-year period, was primarily due to an increase in cash paid for acquisitions of new farms during the six months ended June 30, 2017, which exceeded that of the prior-year period by approximately $48.6 million. This increase was partially offset by a decrease of approximately $6.3 million in cash paid for capital improvements made on existing properties during the six months ended June 30, 2017, as compared to the prior-year period.
Financing Activities
The increase in cash provided by financing activities during the six months ended June 30, 2017, as compared to the prior-year period, was primarily due to increased net borrowings, as our net borrowings for the six months ended June 30, 2017, were approximately $26.1 million more than that of the prior-year period, as well as the $19.6 million of net cash proceeds received from a common equity offering we completed in March 2017 (the "2017 Follow-on Offering").
Debt Capital
MetLife
As amended on October 5, 2016, in aggregate, our facility with Metropolitan Life Insurance Company ("MetLife") consists of $150.0 million of term notes and $50.0 million of revolving equity lines of credit (the "MetLife Facility"). In aggregate, we currently have approximately $103.8 million outstanding under the term notes that bear interest at a fixed rate of 3.16% per annum (which rate is fixed until January 5, 2027) and approximately $36.5 million outstanding under the lines of credit that currently bear interest at 3.55% (which rate is variable). While approximately $54.4 million of the full commitment amount under the MetLife Facility remains undrawn (including approximately $5.3 million of aggregate amortizing principal payments made on the term notes), based on the current level of collateral pledged, we currently have approximately $8.9 million of availability under the facility.
Farmer Mac
As amended on June 16, 2016, our agreement with Federal Agricultural Mortgage Corporation ("Farmer Mac") provides for bond issuances up to an aggregate amount of $125.0 million (the "Farmer Mac Facility"). To date, we have issued aggregate bonds of approximately $82.7 million under the facility, and we currently have $81.5 million of bonds outstanding that bears interest at a weighted-average interest rate of 3.10% (which rates are fixed throughout the bonds' respective terms) and have a weighted-average maturity date of May 2021. While approximately $42.3 million of the full commitment balance remains undrawn, we currently have no additional availability under the Farmer Mac Facility based on the current level of collateral pledged. However, we expect to pledge certain additional potential new property acquisitions as collateral under the Farmer

Mac Facility to utilize some or all of this remaining commitment balance. If we have not issued bonds such that the aggregate bond issuances total $125.0 million by December 11, 2018, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility.
Farm Credit
Since September 19, 2014, we have closed on 17 separate loans with three different Farm Credit associations (including Farm Credit CFL, Farm Credit West, and CF Farm Credit, each as defined in Note 4, "Borrowings," in the notes to our accompanying condensed consolidated financial statements) for an aggregate amount of approximately $53.4 million (the "Farm Credit Notes Payable"). We currently have approximately $49.8 million outstanding under the Farm Credit Notes Payable that bear interest at an expected weighted-average effective interest rate (net of expected interest patronage) of 3.35% (which rates are fixed, on a weighted-average basis, until October, 2022) and have a weighted-average maturity date of December, 2030. While we do not currently have any additional availability under any of our Farm Credit programs based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with existing and new Farm Credit associations in connection with certain potential new acquisitions.
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
On March 30, 2017, we filed the 2017 Registration Statement with the SEC to replace the 2014 Registration Statement. The 2017 Registration Statement, which was declared effective by the SEC on April 12, 2017, permits us to issue up to an aggregate of $300.0 million in securities (including approximately $27.4 million reserved for issuance under our ATM Program), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $1,918,000 of common stock under the 2017 Registration Statement through our ATM Program.
In addition, we have the ability to, and may in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Contractual Obligations
The following table reflects our material contractual obligations as of June 30, 2017 (dollars in thousands):

		Payments Due During the
		Remaining Six Months of	Fiscal Years Ending December 31,
Contractual Obligation	Total	2017	2018 – 2019	2020 – 2021	2022+
Debt obligations(1)	$273,692	$2,751	$31,338	$32,839	$206,764
Interest on debt obligations(2)	70,413	4,221	17,511	14,995	33,686
Term Preferred Stock(3)	28,750	—	—	28,750	—
Term Preferred Stock dividends(3)	4,131	918	1,836	1,377	—
Operating obligations(4)	2,339	1,112	1,047	180	—
Operating lease obligations(5)	284	—	96	96	92
Total	$379,609	$9,002	$51,828	$78,237	$240,542

(1)
Debt obligations include all borrowings (consisting of mortgage notes and bonds payable and our lines of credit) outstanding as of June 30, 2017. Maturity dates of these debt obligations range from July 2018 to November 2041.

(2)
Interest on debt obligations includes estimated interest on our MetLife Lines of Credit. The balances and interest rates on our MetLife Lines of Credit are variable, thus the amounts of interest calculated for purposes of this table were based upon the balances and interest rates in place as of June 30, 2017.

(3)
Our Term Preferred Stock has a mandatory redemption date of September 30, 2021, and the related dividend payments are treated similar to interest expense in the accompanying Condensed Consolidated Statements of Operations.

(4)
Operating obligations represent commitments outstanding as of June 30, 2017. See Note 8, “Commitments and Contingencies,” in the notes to our accompanying condensed consolidated financial statements for further discussion on each of these operating obligations.

(5)
Operating lease obligations represent ground lease payments due on two of our Arizona farms (1,368 total acres), which are leased from the State of Arizona under leases expiring in February 2022 and February 2025, respectively.

Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO and AFFO for the three and six months ended June 30, 2017 and 2016 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$255	$116	$428	$356
Plus: Real estate and intangible depreciation and amortization	1,599	1,335	3,071	2,312
FFO available to common stockholders and OP Unitholders	1,854	1,451	3,499	2,668
Plus: Acquisition-related expenses	37	25	46	120
Plus: Acquisition-related accounting fees	25	12	36	27
CFFO available to common stockholders and OP Unitholders	1,916	1,488	3,581	2,815
Net rent adjustment	(156)	(66)	(290)	(170)
Plus: Amortization of deferred financing costs	120	35	236	70
AFFO available to common stockholders and OP Unitholders	$1,880	$1,457	$3,527	$2,715

Weighted-average common shares outstanding – basic and diluted	11,850,624	9,992,941	11,127,199	9,992,941
Weighted-average OP Units outstanding(1)	1,449,258	745,879	1,449,258	491,788
Weighted-average total shares outstanding	13,299,882	10,738,820	12,576,457	10,484,729

Diluted FFO per weighted-average total share	$0.14	$0.14	$0.28	$0.25
Diluted CFFO per weighted-average total share	$0.14	$0.14	$0.28	$0.27
Diluted AFFO per weighted-average total share	$0.14	$0.14	$0.28	$0.26

(1)
Includes only OP Units held by third parties. As of June 30, 2017 and 2016, there were 1,449,258 and 745,879, respectively, OP Units held by non-controlling limited partners, representing 10.9% and 6.9%, respectively, of all OP Units issued and outstanding.

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

A breakdown of the methodologies used to value our properties and the aggregate value as of June 30, 2017, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value		% of Total Fair Value
Purchase Price	17	34,402	28,528	$140,587	$140,369		28.5%
Internal Valuation	16	15,412	12,172	104,610	155,352	(2)	31.5%
Third-party Appraisal(3)	32	8,116	6,271	163,463	197,251		40.0%
Total	65	57,930	46,971	$408,660	$492,972		100.0%

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.

(2)
98.6% of this valuation, or approximately $153.1 million, is supported by values as determined by third-party appraisals performed between October 2014 and June 2016. The difference of approximately $2.2 million represents the net appreciation of those properties since the time of such appraisals, as determined in accordance with our Valuation Policy.

(3)	Appraisals performed between July 2016 and July 2017.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of June 30, 2017, include land values per farmable acre, market rental rates per farmable acre and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$5,600 – $103,000	$48,302	$4,123 – $105,000	$47,830
Market Rent (per farmable acre)	$358 – $4,864	$2,211	$215 – $4,500	$1,851
Market Capitalization Rate	3.44% – 5.50%	4.46%	3.12% – 5.87%	4.08%
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
Management believes that the purchase prices of the farms acquired during the previous 12 months, the most recent appraisals available for the farms acquired prior to the previous 12 months that were not valued internally and the farms that were valued internally during the previous 12 months fairly represent the current market values of the properties as of June 30, 2017, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended June 30, 2017, from the prior value basis as of March 31, 2017, is provided in the table below (dollars in thousands):

Total portfolio fair value as of March 31, 2017		$460,621
Plus: Acquisition of six new farms during the three months ended June 30, 2017		29,669
Plus net value appreciation (depreciation) during the three months ended June 30, 2017:
Six farms valued internally	$1,300
15 farms valued via third-party appraisals	1,382
Total net appreciation for the three months ended June 30, 2017		2,682
Total portfolio fair value as of June 30, 2017		$492,972
Management also determined fair values of all of its long-term borrowings. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of June 30, 2017, was approximately $234.0 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of $238.6 million. In addition, using the closing stock price as of June 30, 2017, the fair value of the Term Preferred stock was determined to be approximately $29.9 million, as compared to a carrying value (excluding unamortized related issuance costs) of $28.8 million.
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

As of June 30, 2017, we estimate our NAV per common share to be $14.46, as detailed below (dollars in thousands, except per-share amount):

Total equity per balance sheet		$104,476
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(408,660)
Plus: estimated fair value of real estate holdings(2)	492,972
Net fair value adjustment for real estate holdings		84,312
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	267,392
Less: fair value of aggregate long-term indebtedness(3)(4)	(263,870)
Net fair value adjustment for long-term indebtedness		3,522
Estimated NAV		$192,310
Total shares outstanding(5)		13,299,882
Estimated NAV per common share		$14.46

(1)	Per Net Cost Basis as presented in the table above.

(2)	Per Current Fair Value as presented in the table above.

(3)	Includes the principal balances outstanding of all long-term borrowings (consisting of mortgage notes and bonds payable) and the Term Preferred Stock.

(4)	Long-term mortgage notes and bonds payable were valued using a discounted cash flow model. The Term Preferred Stock was valued based on its closing stock price as of June 30, 2017.

(5)	Includes 11,850,624 shares of common stock and 1,449,258 OP Units held by non-controlling limited partners (representing 10.9% of all OP Units issued and outstanding as of June 30, 2017).
A quarterly roll-forward in the estimated NAV per common share for the three months ended June 30, 2017, is provided below:

Estimated NAV per common share as of March 31, 2017		$14.47
Plus net income		0.02
Plus change in valuations:
Net change in unrealized appreciation of farmland portfolio(1)	$0.19
Net change in unrealized fair value of long-term indebtedness	(0.09)
Net change in valuations		0.10
Less distributions		(0.13)
Estimated NAV per common share as of June 30, 2017		$14.46

(1)
The net change in unrealized appreciation of farmland portfolio consists of three components: (i) an increase of $0.20 due to the net appreciation in value of 21 farms that were valued during the three months ended June 30, 2017, (ii) an increase of $0.12 due to the aggregate depreciation and amortization expense recorded during the three months ended June 30, 2017, and (iii) a decrease of $0.13 due to capital improvements made on certain properties that have not been considered in the determination of the respective properties’ estimated fair values.

Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs, may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated the NAV per share as of June 30, 2017, to be $14.46 per the calculation above, the closing price of our common stock on June 30, 2017, was $11.67, and it has subsequently traded between $11.26 and $14.09 per share.
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
As of June 30, 2017, excluding our Term Preferred Stock, the fair value of our fixed-rate borrowings outstanding, which accounted for approximately 87.0% of our total indebtedness, at cost, as of June 30, 2017, was approximately $234.0 million. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. If market interest rates had been one percentage point lower or higher than those rates in place as of June 30, 2017, the fair value of our fixed-rate borrowings would have increased or decreased by approximately $11.8 million or $10.9 million, respectively.
There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended June 30, 2017, from that disclosed in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.3	Articles Supplementary 6.375% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 11, 2016.
3.4	Articles of Amendment of the Registrant, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on July 12, 2017.
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
10.1
Second Amended and Restated Investment Advisory Agreement, by and between Gladstone Land Corporation and Gladstone Management Corporation, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed April 13, 2017.

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

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2017, and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and six months June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Equity for the six months ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the six months June 30, 2017 and 2016, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: August 8, 2017	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: August 8, 2017	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors