Form 10-Q
period 2017-09-30
GLADSTONE LAND Corp
filed 2017-11-07
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35795

GLADSTONE LAND CORPORATION
(Exact Name of Registrant as Specified in its Charter)

MARYLAND	54-1892552
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1521 WESTBRANCH DRIVE, SUITE 100 MCLEAN, VIRGINIA	22102
Address of Principal Executive Offices	Zip Code
(703) 287-5800
Registrant’s Telephone Number, Including Area Code
Not Applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 6, 2017, was 13,637,938.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Investments in real estate, net	$444,390	$326,311
Lease intangibles, net	5,796	2,000
Cash and cash equivalents	3,758	2,438
Deferred financing costs related to borrowings under line of credit, net	209	239
Other assets, net	2,407	2,997
TOTAL ASSETS	$456,560	$333,985

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$5,100	$16,550
Mortgage notes and bonds payable, net	290,234	190,797
Series A cumulative term preferred stock, par value $0.001 per share; $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of September 30, 2017, and December 31, 2016, net	27,831	27,655
Accounts payable and accrued expenses	4,382	2,801
Due to related parties, net(1)	984	751
Other liabilities, net	9,043	7,654
Total liabilities	337,574	246,208
Commitments and contingencies(2)
EQUITY:
Stockholders’ equity:
Common stock, $0.001 par value; 98,000,000 shares authorized, 13,485,025 shares issued and outstanding as of September 30, 2017; 18,000,000 shares authorized, 10,024,875 shares issued and outstanding as of December 31, 2016	13	10
Additional paid-in capital	126,848	90,082
Accumulated deficit	(17,801)	(13,402)
Total stockholders’ equity	109,060	76,690
Non-controlling interests in the Operating Partnership	9,926	11,087
Total equity	118,986	87,777
TOTAL LIABILITIES AND EQUITY	$456,560	$333,985

(1)	Refer to Note 6, “Related-Party Transactions,” for additional information.

(2)	Refer to Note 8, “Commitments and Contingencies,” for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
OPERATING REVENUES:
Rental revenue	$6,561	$4,467	$18,302	$12,388
Tenant recovery revenue	3	2	8	8
Total operating revenues	6,564	4,469	18,310	12,396
OPERATING EXPENSES:
Depreciation and amortization	2,051	1,432	5,123	3,744
Property operating expenses	257	161	747	545
Acquisition-related expenses	22	123	68	243
Management fee(1)	523	385	1,446	1,158
Incentive fee(1)	261	22	688	181
Administration fee(1)	211	184	656	575
General and administrative expenses	374	356	1,208	1,150
Total operating expenses	3,699	2,663	9,936	7,596
Credits to fees from Adviser(1)	(54)	—	(54)	—
Total operating expenses, net of credits to fees	3,645	2,663	9,882	7,596
OPERATING INCOME	2,919	1,806	8,428	4,800

OTHER INCOME (EXPENSE):
Other income	4	2	190	106
Interest expense	(2,634)	(1,554)	(6,984)	(4,297)
Distributions attributable to mandatorily-redeemable preferred stock	(458)	(219)	(1,375)	(219)
Loss on disposal of real estate asset	(78)	—	(78)	—
Total other expense	(3,166)	(1,771)	(8,247)	(4,410)
NET (LOSS) INCOME	(247)	35	181	390
Plus (less) net loss (income) attributable to non-controlling interests	26	(3)	(23)	(16)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(221)	$32	$158	$374
(LOSS) EARNINGS PER COMMON SHARE:
Basic and diluted	$(0.02)	$0.00	$0.01	$0.04
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	12,271,925	10,018,331	11,512,968	10,001,466

(1)	Refer to Note 6, “Related-Party Transactions,” for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2015	9,992,941	$10	$86,892	$(8,895)	$—	$78,007
Net income	—	—	—	374	16	390
Proceeds from issuance of common stock, net	31,934	—	350	—	—	350
Distributions	—	—	—	(3,676)	(234)	(3,910)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	11,708	11,708
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	2,133	—	(2,133)	—
Balance at September 30, 2016	10,024,875	$10	$89,375	$(12,197)	$9,357	$86,545

Balance at December 31, 2016	10,024,875	$10	$90,082	$(13,402)	$11,087	$87,777
Net income	—	—	—	158	23	181
Proceeds from issuance of common stock, net	3,410,150	3	38,420	—	—	38,423
Distributions	—	—	—	(4,557)	(568)	(5,125)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—
Redemption of OP Units	50,000	—	404	—	(2,674)	(2,270)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	(2,058)	—	2,058	—
Balance at September 30, 2017	13,485,025	$13	$126,848	$(17,801)	$9,926	$118,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$181	$390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,123	3,744
Amortization of deferred financing costs	366	135
Amortization of deferred rent assets and liabilities, net	(189)	(129)
Allowance for doubtful accounts	—	72
Loss on disposal of real estate asset	78	—
Changes in operating assets and liabilities:
Other assets	492	(153)
Accounts payable, accrued expenses, and due to related parties	541	(273)
Other liabilities	1,079	4,126
Net cash provided by operating activities	7,671	7,912
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate	(120,985)	(69,174)
Capital expenditures on existing real estate	(3,438)	(10,126)
Proceeds from sale of real estate	—	156
Change in deposits on real estate acquisitions and investments, net	(865)	(617)
Net cash used in investing activities	(125,288)	(79,761)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity	40,421	360
Offering costs	(1,962)	(242)
Payment for redemption of OP Units	(2,270)	—
Borrowings from mortgage notes and bonds payable	104,590	28,953
Repayments on mortgage notes and bonds payable	(4,663)	(2,606)
Borrowings from lines of credit	52,500	44,700
Repayments on lines of credit	(63,950)	(22,300)
Proceeds from issuance of mandatorily-redeemable preferred stock	—	28,750
Payment of financing fees	(604)	(1,292)
Distributions paid on common stock	(4,557)	(3,676)
Distributions paid to non-controlling interests in Operating Partnership	(568)	(234)
Payment of contingent consideration	—	(700)
Net cash provided by financing activities	118,937	71,713
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,320	(136)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,438	2,533
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,758	$2,397
NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of non-controlling interests in operating partnership in conjunction with acquisitions	$—	$11,763
Real estate additions included in Other assets	15	—
Real estate additions included in Accounts payable, accrued expenses, and due to related parties	1,140	390
Loss on disposal of real estate asset included in Accounts payable, accrued expenses, and due to related parties	23	—
Real estate additions included in Other liabilities	506	809
Common stock offering and OP Unit issuance costs included in Accounts payable, accrued expenses, and due to related parties	237	31
Financing fees included in Accounts payable, accrued expenses, and due to related parties	54	59
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS
Business
Gladstone Land Corporation (the "Company") is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004, and having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. The Company owned 91.7% and 87.4% of the limited partnership interests in the Operating Partnership ("OP Units") as of September 30, 2017, and December 31, 2016, respectively (see Note 7, "Equity," for additional discussion regarding OP Units). In addition, we have elected for Gladstone Land Advisers, Inc. ("Land Advisers"), a Delaware corporation and a wholly-owned subsidiary of ours, to be taxed as a taxable REIT subsidiary ("TRS").
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
All further references herein to “we,” “us,” “our,” and the “Company” refer, collectively, to Gladstone Land Corporation and its consolidated subsidiaries, except where indicated otherwise.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2017 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Reclassifications
Certain line items on the accompanying Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2016, have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity, net income or net change in cash and cash equivalents.
Non-controlling Interests
Non-controlling interests are interests in the Operating Partnership not owned by us. We evaluate whether non-controlling interests are subject to redemption features outside of our control. As of both September 30, 2017, and December 31, 2016, the non-controlling interests in the Operating Partnership are redeemable at the option of the holder for cash or, at our election, shares of our common stock and thus are reported in the equity section of the accompanying Condensed Consolidated Balance Sheet but separate from stockholders’ equity. The amounts reported for non-controlling interests on the accompanying Condensed Consolidated Statement of Operations represent the portion of income from the Operating Partnership not attributable to us. At the end of each reporting period, we determine the amount of equity (at book value) that is allocable to non-controlling interests based upon the respective ownership interests. To reflect the non-controlling interests' equity interest in the Company, an adjustment is made to non-controlling interests, with a corresponding adjustment to paid-in capital, as reflected on the accompanying Condensed Consolidated Statements of Equity.
Critical Accounting Policies
The preparation of financial statements in accordance with GAAP requires management to make judgments that are subjective in order to make certain estimates and assumptions, and our application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements included in our Form 10-K. There were no material changes to our significant accounting policies during the nine months ended September 30, 2017.
Recently-Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which was amended in each of March, April, May, and December of 2016. ASU 2014-09, as amended, supersedes or replaces nearly all GAAP revenue recognition guidance and establishes a new, control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. As deferred by the FASB in July 2015, ASU 2014-09, as amended, is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. We will adopt this guidance for our annual and interim periods beginning January 1, 2018, and expect to use the modified retrospective method, under which the cumulative effect of initially applying the guidance is recognized at the date of initial application. We do not expect ASU 2014-09 to have a material impact on our results of operations or financial condition, as the primary impact of this update is related to common area maintenance and other material tenant reimbursements, whereas the majority of our revenue is from rental income pursuant to net-lease agreements, with very little being attributed to tenant recoveries.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): An Amendment of the FASB Accounting Standards Codification” (“ASU 2016-02”). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee, which classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis, respectively, over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of the classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leasing standard, Accounting Standards Codification ("ASC") 840, “Leases,” and is effective on January 1, 2019, with early adoption permitted. We expect our legal expenses (included in General and administrative expenses on our Condensed Consolidated Statements of Operations) to increase marginally, as the new standard requires us to expense indirect leasing costs that were previously capitalized; however, we do not expect ASU 2016-02 to materially impact our condensed consolidated financial statements, as we currently only have two operating ground lease arrangements with terms greater than one year for which we are the lessee.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows, with the objective of reducing the existing diversity in practice related to certain cash flow issues. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We will adopt this guidance for our annual and interim periods beginning January 1, 2018. We do not expect the adoption of ASU 2016-15 to have a material impact on our condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted cash (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2016-18"), which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts described as restricted cash or restricted cash equivalents. Under ASU 2016-18, amounts described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for us beginning January 1, 2018, with early adoption permitted. We do not expect the adoption of ASU 2016-18 to have a material impact on our condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions and disposals. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2017-01, effective October 1, 2016, and, as a result of our early adoption, all of our farmland acquisitions since our adoption have been treated as asset acquisitions under ASC 360, which has resulted in a lower amount of acquisition-related costs being expensed on our condensed consolidated statements of operations, as the majority of those costs have been capitalized and included as part of the fair value allocation of the respective purchase prices. We anticipate that the majority of our future acquisitions will continue to be treated as asset acquisitions under ASC 360, resulting in similar treatment of acquisition-related costs.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our farms are owned on a fee-simple basis, except where noted. The following table provides certain summary information about our 72 farms as of September 30, 2017 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California	27	7,921	7,156	$202,181	$145,819
Florida	17	11,225	9,027	117,549	76,072
Colorado	9	30,170	23,257	41,812	24,686
Arizona(3)	6	6,280	5,228	40,570	23,166
Oregon	4	2,313	2,003	19,755	12,528
Nebraska	2	2,559	2,101	10,667	6,602
Washington	1	746	417	9,525	5,460
Michigan	4	270	183	2,965	1,602
North Carolina	2	310	295	2,308	1,301
	72	61,794	49,667	$447,332	$297,236

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Includes Investments in real estate, net (excluding improvements paid for by the tenant) and Lease intangibles, net; plus net above-market lease values included in Other assets; and less net below-market lease values and deferred revenue included in Other liabilities, each as shown on the accompanying Condensed Consolidated Balance Sheet.

(2)
Excludes approximately $1.9 million of deferred financing costs related to mortgage notes and bonds payable included in Mortgage notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet.

(3)
Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had a net cost basis of approximately $3.3 million as of September 30, 2017 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).

Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of September 30, 2017, and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Real estate:
Land and land improvements	$356,015	$265,985
Irrigation systems	48,750	33,969
Buildings	17,790	14,671
Horticulture	30,967	17,759
Other improvements	6,244	4,993
Real estate, at cost	459,766	337,377
Accumulated depreciation	(15,376)	(11,066)
Real estate, net	$444,390	$326,311
Real estate depreciation expense on these tangible assets was approximately $1.7 million and $4.4 million for the three and nine months ended September 30, 2017, respectively, and $1.2 million and $3.2 million for the three and nine months ended September 30, 2016, respectively.
Included in the figures above are amounts related to improvements on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of September 30, 2017, and December 31, 2016, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.2 million and $1.8 million, respectively. We recorded both depreciation expense and additional rental revenue related to these tenant improvements of approximately $61,000 and $150,000 for the three and nine months ended September 30, 2017, respectively, and $31,000 and $98,000 for the three and nine months ended September 30, 2016, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of lease intangible assets and the related accumulated amortization as of September 30, 2017, and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Lease intangibles:
Leasehold interest – land	$3,498	$—
In-place leases	1,523	1,481
Leasing costs	1,511	1,086
Tenant relationships	439	706
Lease intangibles, at cost	6,971	3,273
Accumulated amortization	(1,175)	(1,273)
Lease intangibles, net	$5,796	$2,000
Total amortization expense related to these lease intangible assets was approximately $390,000 and $739,000 for the three and nine months ended September 30, 2017, respectively, and $207,000 and $582,000 for the three and nine months ended September 30, 2016, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets and Other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of September 30, 2017, and December 31, 2016 (dollars in thousands).

	September 30, 2017		December 31, 2016
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$46	$(21)	$19	$(14)
Below-market lease values and deferred revenue(2)	(823)	108	(785)	61
	$(777)	$87	$(766)	$47

(1)
Above-market lease values and lease incentives are included as part of Other assets in the accompanying Condensed Consolidated Balance Sheets, and the related amortization is recorded as a reduction of rental income.

(2)
Below-market lease values and deferred revenue are included as a part of Other liabilities in the accompanying Condensed Consolidated Balance Sheets, and the related accretion is recorded as an increase to rental income.

Total amortization related to above-market lease values and lease incentives was approximately $4,000 and $7,000 for the three and nine months ended September 30, 2017, respectively, and $2,000 and $5,000 for the three and nine months ended September 30, 2016, respectively. Total accretion related to below-market lease values and deferred revenue was approximately $17,000 and $47,000 for the three and nine months ended September 30, 2017, respectively, and $9,000 and $24,000 for the three and nine months ended September 30, 2016, respectively.
Acquisitions
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

2017 Acquisitions
During the nine months ended September 30, 2017, we acquired 14 new farms in seven separate transactions, which are summarized in the table below (dollars in thousands, except for footnotes).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term(1)	Renewal Options	Total Purchase Price	Acquisition Costs(2)	Annualized Straight-line Rent(3)		New Long-term Debt
Citrus Boulevard	Martin, FL	1/12/2017	3,748	1	Organic Vegetables	7.0 years	3 (5 years)	$54,000	$80	$2,926		$32,400
Spot Road(4)	Yuma, AZ	6/1/2017	3,280	4	Melons and Alfalfa Hay	8.6 years	1 (10 years) & 1 (2 years)	27,500	88	1,673		15,300
Poplar Street	Bladen, NC	6/2/2017	310	2	Organic Blueberries	9.6 years	1 (5 years)	2,169	49	122	(5)	1,301
Phelps Avenue	Fresno, CA	7/17/2017	847	4	Pistachios and Almonds	10.3 years	1 (5 years)	13,603	43	681	(5)	8,162
Parrot Avenue(6)	Okeechobee, FL	8/9/2017	1,910	1	Misc. Vegetables	0.5 years	None	9,700	64	488		5,820
Cat Canyon Road(7)	Santa Barbara, CA	8/30/2017	361	1	Wine Grapes	9.8 years	2 (5 years)	5,375	67	322		3,225
Oasis Road	Walla Walla, WA	9/8/2017	746	1	Apples, Cherries, and Wine Grapes	6.3 years	None	9,500	45	480	(5)	5,460
			11,202	14				$121,847	$436	$6,692		$71,668

(1)	Where more than one lease was assumed or executed, represents the weighted-average lease term on the property.

(2)	Unless noted otherwise, acquisitions were accounted for as asset acquisitions under ASC 360.

(3)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

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

(5)
Leases also provide for a variable rent component based on the gross crop revenues earned on the property. The figures above represent only the minimum cash rents guaranteed under the respective leases.

(6)
In connection with the acquisition of this property, we executed a 6-year, follow-on lease with a new tenant that begins upon the expiration of the 7-month lease assumed at acquisition. The follow-on lease includes two, 6-year extension options and provides for minimum annualized straight-line rents of approximately $542,000. In addition, in connection with the execution of the follow-on lease, we committed to providing up to $1.0 million of capital for certain irrigation and property improvements. As stipulated in the follow-on lease, we will earn additional rent income on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year's minimum cash rent per the follow-on lease).

(7)
In connection with the acquisition of this property, we committed up to $4.0 million of capital to fund the development of additional vineyard acreage on the property. As stipulated in the lease agreement, we will earn additional rental income on the total cost of the project as the capital is disbursed by us at rates specified in the lease.

During the three and nine months ended September 30, 2017, in the aggregate, we recognized operating revenues of approximately $1.5 million and $3.0 million, respectively, and earnings of approximately $341,000 and $1.2 million, respectively, related to the above acquisitions.

2016 Acquisitions
During the nine months ended September 30, 2016, we acquired 13 new farms in seven separate transactions, which are summarized in the table below (dollars in thousands, except for footnotes).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs		Annualized Straight-line Rent(1)		Net Long-term Debt Issued
Gunbarrel Road (2)	Saguache, CO	3/3/2016	6,191	3	Organic Potatoes	5 years	1 (5 years)	$25,736	$119	(3)	$1,591		$15,531
Calaveras Avenue	Fresno, CA	4/5/2016	453	1	Pistachios	10 years	1 (5 years)	15,470	39	(4)	774	(5)	9,282
Orange Avenue	St. Lucie, FL	7/1/2016	401	1	Vegetables	7 years	2 (7 years)	5,100	38	(4)	291		3,120
Lithia Road	Hillsborough, FL	8/11/2016	72	1	Strawberries	5 years	None	1,700	38	(3)	97		1,020
Baca County(6)	Baca, CO	9/1/2016	7,384	5	Grass Hay and Alfalfa	4 years	1 (5 years)	6,323	73	(4)	384		—
Diego Ranch(7)	Stanislaus, CA	9/14/2016	1,357	1	Almonds	3 years	3 (5 years) & 1 (3 years)	13,997	64	(3)	621		—
Nevada Ranch	Merced, CA	9/14/2016	1,130	1	Almonds	3 years	3 (5 years) & 1 (3 years)	13,232	42	(3)	574		—
			16,988	13				$81,558	$413		$4,332		$28,953

(1)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

(2)
As partial consideration for the acquisition of this property, we issued 745,879 OP Units, constituting an aggregate fair value of approximately $6.5 million as of the acquisition date. We incurred $25,500 of legal costs in connection with the issuance of these OP Units.

(3)	Acquisition accounted for as a business combination under ASC 805. In aggregate, $9,520 of these costs were direct leasing costs incurred in connection with these acquisitions.

(4)	Acquisition accounted for as an asset acquisition under ASC 360.

(5)	Leases provide for a variable rent component based on the gross crop revenues earned on the property. The figures above represent only the minimum cash rents guaranteed under the respective leases.

(6)
As partial consideration for the acquisition of this property, we issued 125,677 OP Units, constituting an aggregate fair value of approximately $1.5 million as of the acquisition date. We incurred approximately $8,235 of legal costs in connection with the issuance of these OP Units.

(7)
As partial consideration for the acquisition of this property, we issued 343,750 OP Units, constituting an aggregate fair value of approximately $3.9 million as of the acquisition date. We incurred approximately $21,710 of legal costs in connection with the issuance of these OP Units.

During the three and nine months ended September 30, 2016, in the aggregate, we recognized operating revenues of approximately $770,000 and $1.5 million, respectively, and losses of of approximately $42,000 and $196,000, respectively, related to the above acquisitions (which loss figures include approximately $128,000 and $229,000, respectively, of non-recurring acquisition-related costs).
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the nine months ended September 30, 2017 and 2016 is as follows (dollars in thousands):

Acquisition Period	Land and Land Improvements	Buildings	Irrigation System	Other Improvements	Horticulture	Leasehold Interest – Land	In-place Leases	Leasing Costs	Net Below-Market Leases	Total Purchase Price
2017 Acquisitions	$89,614	$2,804	$11,534	$824	$12,611	$3,488	487	$508	$(23)	$121,847
2016 Acquisitions	59,038	3,691	4,952	2,079	11,431	—	501	448	(582)	81,558

Acquired Intangibles and Liabilities
The following table shows the weighted-average amortization period, in years, for the intangible assets acquired and liabilities assumed in connection with new real estate acquired during the nine months ended September 30, 2017 and 2016:

	Weighted-Average Amortization Period (in Years)
Intangible Assets and Liabilities	2017	2016
Leasehold interest – land	6.9	—
In-place leases	6.3	8.7
Leasing costs	8.8	10.6
Above-market lease values	2.1	—
Below-market lease values and deferred revenue	4.7	20.9
All intangible assets and liabilities	7.0	14.0
Pro-Forma Financials
During the nine months ended September 30, 2016, we acquired six farms that qualified as business combinations. No farms were acquired during the nine months ended September 30, 2017 that were treated as business combinations. The following table reflects pro-forma consolidated financial information as if each farm acquired during the nine months ended September 30, 2016, as part of a business combination was acquired on January 1, 2015. In addition, pro-forma earnings have been adjusted to assume that acquisition-related costs related to these farms were incurred at the beginning of the previous fiscal year (dollars in thousands, except share and per-share amounts).

	For the three months ended September 30, 2016	For the nine months ended September 30, 2016
	(Unaudited)	(Unaudited)
Operating Data:
Total operating revenue	$4,718	$13,286
Net income attributable to the company	$212	$594
Share and Per-share Data:
Earnings per share of common stock – basic and diluted	$0.02	$0.06
Weighted-average common shares outstanding – basic and diluted	10,018,331	10,001,466
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
Significant Existing Real Estate Activity
Lease Extensions and Renewals
During the nine months ended September 30, 2017, we executed ten separate leases on nine different farms in California and Florida that had leases expiring in either 2017 or 2018. In total, these leases were renewed for additional terms ranging between one and five years and for total annualized rents of approximately $2.2 million, representing a decrease of approximately $167,000 (approximately 7.0%) from that of the prior leases. These renewals were executed without incurring any downtime on the respective farms, and no leasing commissions or tenant improvements were incurred in connection with these renewals.
Project Completion
In connection with the lease we executed upon our acquisition of an 854-acre farm in California in September 2015, we agreed to fund the development of the property into an almond orchard. The development included the removal of 274 acres of old grape vineyards, the installation of a new irrigation system, including the drilling of four new wells, and the planting of over 800 acres of new almond trees. As of September 30, 2017, the development project had been completed at a total cost of approximately $8.4 million, and, as a result, we expect to receive approximately $5.2 million of additional rent throughout the term of the lease, which expires January 9, 2031.

Portfolio Diversification and Concentrations
Diversification
The following table summarizes the geographic locations, by state, of our properties with leases in place as of September 30, 2017 and 2016 (dollars in thousands):

	As of and For the Nine Months Ended September 30, 2017					As of and For the Nine Months Ended September 30, 2016
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California	27	7,921	12.8%	$8,749	47.8%	21	6,516	19.3%	$6,986	56.4%
Florida	17	11,225	18.2%	4,839	26.5%	15	5,567	16.5%	2,408	19.4%
Colorado	9	30,170	48.8%	2,018	11.0%	8	13,575	40.1%	951	7.7%
Arizona	6	6,280	10.2%	1,114	6.1%	2	3,000	8.9%	544	4.4%
Oregon	4	2,313	3.7%	887	4.8%	4	2,313	6.8%	877	7.1%
Nebraska	2	2,559	4.2%	435	2.4%	2	2,559	7.6%	435	3.5%
Michigan	4	270	0.4%	187	1.0%	4	270	0.8%	187	1.5%
North Carolina	2	310	0.5%	42	0.2%	—	—	—%	—	—%
Washington	1	746	1.2%	31	0.2%	—	—	—%	—	—%
TOTALS	72	61,794	100.0%	$18,302	100.0%	56	33,800	100.0%	$12,388	100.0%
Concentrations
Credit Risk
As of September 30, 2017, our farms were leased to 49 different, third-party tenants, with certain tenants leasing more than one farm. One unrelated tenant ("Tenant A") leases five of our farms, and aggregate rental revenue attributable to Tenant A accounted for approximately $3.2 million, or 17.7% of the rental revenue recorded during the nine months ended September 30, 2017. In addition, Dole Food Company (“Dole”) leases two of our farms, and aggregate rental revenue attributable to Dole accounted for approximately $2.2 million, or 12.2% of the rental revenue recorded during the nine months ended September 30, 2017. If either Tenant A or Dole fail to make rental payments or elect to terminate their respective leases, and the properties cannot be re-leased on satisfactory terms, there could be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total rental revenue recorded during the nine months ended September 30, 2017.
Geographic Risk
As of September 30, 2017, 27 of the 72 farms we owned were located in California, 17 farms were located in Florida and 9 farms were located in Colorado. Further, our California, Florida, and Colorado farms accounted for approximately $8.7 million (47.8%), $4.8 million (26.5%), and $2.0 million (11.0%), respectively, of the rental revenue recorded during the nine months ended September 30, 2017. Our 27 California farms are spread across four of the many different growing regions within the state. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of the total rental revenue recorded during the nine months ended September 30, 2017.

NOTE 4. BORROWINGS
Our borrowings as of September 30, 2017, and December 31, 2016 are summarized below (dollars in thousands):

	Carrying Value as of		As of September 30, 2017
	September 30, 2017	December 31, 2016	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Mortgage notes and bonds payable:
Fixed-rate mortgage notes payable	$207,618	$142,861	2.90%–4.47%; 3.59%	6/1/2020–11/1/2041; April 2029
Fixed-rate bonds payable	84,518	49,348	2.38%–4.05%; 3.13%	7/30/2018–8/30/2024; June 2021
Total mortgage notes and bonds payable	292,136	192,209
Deferred financing costs – mortgage notes and bonds payable	(1,902)	(1,412)	N/A	N/A
Mortgage notes and bonds payable, net	$290,234	$190,797

Variable-rate revolving lines of credit	$5,100	$16,550	3.55%	4/5/2024

Total borrowings, net	$295,334	$207,347

(1)	Where applicable, stated interest rates are before interest patronage (as described below).
The weighted-average interest rate charged on the above borrowings, excluding the impact of deferred financing costs and before any interest patronage, or refunded interest, was 3.44% and 3.33% for the three and nine months ended September 30, 2017, respectively, and 3.29% and 3.27% for the three and nine months ended September 30, 2016, respectively. In addition, 2016 interest patronage from our Farm Credit Notes Payable (as defined below), which we received and recorded during the six months ended June 30, 2017, resulted in a 17.2% reduction (approximately 61 basis points) to the stated interest rates on such borrowings.
MetLife Borrowings
MetLife Facility
On May 9, 2014, we closed on a credit facility (the "MetLife Facility") with Metropolitan Life Insurance Company (“MetLife”) that originally consisted of a $100.0 million long-term note payable (the “2015 MetLife Term Note”) and a $25.0 million revolving equity line of credit (the “2015 MetLife Line of Credit”). As amended on October 5, 2016, the overall size of the MetLife Facility was increased from $125.0 million to $200.0 million (the "2016 Amendment"). Pursuant to the 2016 Amendment, the MetLife Facility now consists of the 2015 MetLife Term Note, the 2015 MetLife Line of Credit, a $50.0 million long-term note payable (the "2016 MetLife Term Note" and, together with the 2015 MetLife Term Note, the "MetLife Term Notes"), the terms of which are pari passu with those of the 2015 MetLife Term Note, and a second $25.0 million revolving equity line of credit (the "2016 MetLife Line of Credit" and, together with the 2015 MetLife Line of Credit, the "MetLife Lines of Credit"), the terms of which are pari passu to those of the 2015 MetLife Line of Credit.
On September 19, 2017, we drew approximately $27.5 million on the MetLife Term Notes, which was used to repay a portion of the balance outstanding under the MetLife Lines of Credit. The interest rate on the new disbursement was 3.85% per annum (which rate is fixed through January 4, 2027) and was blended with the existing interest rate on the previously-outstanding balance under the MetLife Term Notes.

The following table summarizes the pertinent terms of the MetLife Facility as of September 30, 2017 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
MetLife Term Notes	$150,000	(1)	1/5/2029	$131,210	3.30%, fixed through 1/4/2027	(2)	$13,530	(3),(4)
MetLife Lines of Credit	50,000		4/5/2024	5,100	3-month LIBOR + 2.25%	(5)	44,900	(3)
Total principal outstanding				$136,310

(1)
If the aggregate commitment under the MetLife Facility is not fully utilized by December 31, 2018, MetLife has the option to be relieved of its obligation to disburse the additional funds under the MetLife Term Notes.

(2)
Represents the blended interest rate on the MetLife Term Notes as of September 30, 2017. Interest rates for subsequent disbursements will be based on then-prevailing market rates. The interest rate on all then-outstanding disbursements will be subject to adjustment on January 5, 2027. Through December 31, 2018, the MetLife Term Notes are also subject to an unused fee of 0.20% on undrawn amounts.

(3)
Based on the properties that were pledged as collateral under the MetLife Facility, as of September 30, 2017, the maximum additional amount we could draw under the facility was approximately $12.9 million.

(4)	Net of amortizing principal payments of approximately $5.3 million.

(5)
The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee of 0.20% on undrawn amounts. The interest rate spread will be subject to adjustment on October 5, 2019. As of September 30, 2017, the interest rate on the MetLife Lines of Credit was 3.55%.

Individual MetLife Notes
In May 2017, we also entered into two new loan agreements with MetLife (collectively, the "Individual MetLife Notes"), the terms of which are summarized in the aggregate in the table below (dollars in thousands):

Date of Issuance	Amount		Maturity Date	Principal Amortization	Interest Rate Terms
5/31/2017	$15,300	(1)	2/14/2022 & 2/14/2025	28.6 years	3.55% & 3.85%, fixed throughout their respective terms

(1)	Proceeds from these notes were used for the acquisition of a new property.
As of September 30, 2017, we were in compliance with all covenants applicable to the MetLife Borrowings.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements with certain Farm Credit associations, including Farm Credit of Central Florida, FLCA ("Farm Credit CFL"), Farm Credit West, FLCA ("Farm Credit West"), Cape Fear Farm Credit, ACA ("CF Farm Credit"), Farm Credit of Florida, ACA ("Farm Credit FL"), and Northwest Farm Credit Services, FLCA ("NW Farm Credit," and, collectively, with the other Farm Credit associations, "Farm Credit"). During the nine months ended September 30, 2017, we entered into the following loan agreements with Farm Credit (dollars in thousands):

Issuer	Date of Issuance	Amount(1)	Maturity Date	Principal Amortization	Interest Rate Terms(2)
Farm Credit CFL(3)	7/13/2017	$5,472	8/1/2022	28.4 years	4.47%, fixed throughout term
Farm Credit West	7/17/2017	8,162	5/1/2037	20.0 years	4.31%, fixed through 7/31/2024, variable thereafter
CF Farm Credit	6/14/2017	1,301	7/1/2022	40.2 years	4.41%, fixed throughout its term
Farm Credit FL	8/9/2017	5,820	3/1/2037	19.5 years	4.70%, fixed through 2/29/2024, variable thereafter
NW Farm Credit	9/8/2017	5,460	9/1/2024	39.6 years	4.41%, fixed throughout its term

(1)	Proceeds from these notes were used to fund new acquisitions, to repay existing indebtedness, and for other general corporate purposes.

(2)	Stated rate is before interest patronage, as discussed below.

(3)
During the three months ended September 30, 2017, we amended four existing loan agreements with Farm Credit CFL to increase the loan amounts and adjust the principal amortization and interest rate terms as shown in the table above. The amount presented in the table above represents the total additional funds advanced under the four loans. The new terms of each of these four loans are pari passu with one another.

The following table summarizes, in the aggregate, the pertinent terms of the loans outstanding from Farm Credit (collectively, the "Farm Credit Notes Payable") as of September 30, 2017 (dollars in thousands, except for footnotes):

Issuer	# of Loans Outstanding	Dates of Issuance	Maturity Dates	Principal Outstanding	Stated Interest Rate(1)
Farm Credit CFL	8	9/19/2014 – 7/13/2017	6/1/2020 – 10/1/2040	$27,472	4.15%	(2)
Farm Credit West	3	4/4/2016 – 7/17/2017	5/1/2037 – 11/1/2041	21,054	3.91%	(3)
CF Farm Credit	1	6/14/2017	7/1/2022	1,301	4.41%	(4)
Farm Credit FL	1	8/9/2017	3/1/2037	5,820	4.70%	(4)
NW Farm Credit	1	9/8/2017	9/1/2024	5,460	4.41%	(4)
Total	14			$61,107

(1)	Represents the weighted-average, blended rate (before interest patronage, as discussed below) on the respective borrowings as of September 30, 2017.

(2)
In April 2017, we received interest patronage of approximately $124,000 related to interest accrued on loans from Farm Credit CFL during the year ended December 31, 2016, which resulted in a 15.8% reduction (approximately 55 basis points) to the stated interest rates on such borrowings. In March 2016, we received interest patronage related to loans from Farm Credit CFL of approximately $94,000.

(3)
In February 2017, we received interest patronage of approximately $59,000 related to interest accrued on loans from Farm Credit West during the year ended December 31, 2016, which resulted in a 21.3% reduction (approximately 76 basis points) to the stated interest rates on such borrowings. We did not receive any patronage related to loans from Farm Credit West during the prior year.

(4)	To date, no interest patronage has been received or recorded associated with these loans, as they were not outstanding during 2016.
Interest patronage, or refunded interest, on our borrowings from Farm Credit associations is recorded upon receipt and is included in Other income on our Condensed Consolidated Statements of Operations. Receipt of interest patronage typically occurs in the first half of the calendar year following the year in which the respective interest payments are made.
As of September 30, 2017, we were in compliance with all covenants applicable to the Farm Credit Notes Payable.
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
During the nine months ended September 30, 2017, we issued five bonds for gross proceeds of approximately $35.6 million, the terms of which are summarized, in the aggregate, in the table below (dollars in thousands):

Date of Issuance	Gross Proceeds(1)		Maturity Dates	Principal Amortization	Interest Rate Terms
1/12/2017-8/30/2017	$35,625	(1)	1/10/2020 – 8/30/2024	None	2.80% – 4.05%, fixed throughout their respective terms

(1)	Proceeds from these bonds were used for the acquisitions of new properties.
The following table summarizes, in the aggregate, the terms of the 14 bonds outstanding under the Farmer Mac Facility as of September 30, 2017 (dollars in thousands):

Dates of Issuance	Initial Commitment		Maturity Dates	Principal Outstanding	Stated Interest Rate(1)	Undrawn Commitment
12/11/2014–8/30/2017	$125,000	(2)	7/30/2018–8/30/2024	$84,519	3.13%	$39,118	(3)

(1)	Represents the weighted-average interest rate as of September 30, 2017.

(2)	If the balance of the Farmer Mac Facility is not fully utilized by December 11, 2018, Farmer Mac has the option to be relieved of its obligations to purchase additional bonds under the facility.

(3)	As of September 30, 2017, there was no additional availability to draw under the Farmer Mac Facility, as no additional properties had been pledged as collateral.
As of September 30, 2017, we were in compliance with all covenants under the Farmer Mac Facility.

Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate mortgage notes and bonds payable as of September 30, 2017, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining three months ending December 31:	2017	$601
For the fiscal years ending December 31:	2018	23,433
	2019	11,060
	2020	26,484
	2021	7,242
	2022	36,089
	Thereafter	187,227
		$292,136
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

As of September 30, 2017, the aggregate fair value of our long-term, fixed-rate mortgage notes and bonds payable was approximately $286.3 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of $292.1 million. The fair value of our long-term, fixed-rate mortgage notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature of the MetLife Lines of Credit and the lack of changes in market credit spreads, their aggregate fair value as of September 30, 2017, is deemed to approximate their aggregate carrying value of $5.1 million.
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
Generally, we may not redeem shares of the Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. On or after September 30, 2018, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of September 30, 2021. We incurred approximately $1.2 million in total offering costs related to this issuance, which have been recorded net of the Term Preferred Stock as presented on the accompanying Condensed Consolidated Balance Sheet, and we will amortize these costs over the mandatory redemption period, which ends on September 30, 2021.

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
As of September 30, 2017, the fair value of our Term Preferred Stock was approximately $29.8 million, as compared to the carrying value, exclusive of offering costs, of $28.8 million. The fair value of our Term Preferred Stock is valued using Level 1 inputs under the hierarchy established by ASC 820-10, "Fair Value Measurements and Disclosures," and is calculated based on the closing per-share price as of September 30, 2017, of $25.93.
The dividends to preferred stockholders declared by our Board of Directors and paid by us during the nine months ended September 30, 2017 and 2016 are reflected in the table below.

Fiscal Year	Declaration Date	Record Date	Payment Date	Dividend per Preferred Share
2017	January 10, 2017	January 20, 2017	January 31, 2017	$0.1328125
	January 10, 2017	February 16, 2017	February 28, 2017	0.1328125
	January 10, 2017	March 22, 2017	March 31, 2017	0.1328125
	April 11, 2017	April 21, 2017	April 28, 2017	0.1328125
	April 11, 2017	May 19, 2017	May 31, 2017	0.1328125
	April 11, 2017	June 21, 2017	June 30, 2017	0.1328125
	July 11, 2017	July 21, 2017	July 31, 2017	0.1328125
	July 11, 2017	August 21, 2017	August 31, 2017	0.1328125
	July 11, 2017	September 20, 2017	September 29, 2017	0.1328125
	Nine months ended September 30, 2017			$1.1953125

2016	September 12, 2016	September 21, 2016	September 30, 2016	$0.190364583	(1)
	Nine months ended September 30, 2016			$0.190364583

(1)	Represents the cumulative dividend from (but excluding) the date of original issuance through the month ended September 30, 2016.

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

A summary of the compensation terms for each of the Amended Advisory Agreement and the Financing Arrangement Agreement is below.
In addition, subsequent to September 30, 2017, the existing lease on one of our farms was assigned by the tenant to our TRS. See Note 10, "Subsequent Events," for further discussion on this transaction.
Amended Advisory Agreement
Pursuant to the Amended Advisory Agreement, effective beginning with the three months ended June 30, 2017, our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee and a termination fee. Each of these fees is described below.
Base Management Fee
A base management fee will be paid quarterly and will be calculated as 2.0% per annum (0.50% per quarter) of the prior calendar quarter's total adjusted equity, which is defined as total equity plus total mezzanine equity, if any, each as reported on our balance sheet, adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items ("Total Adjusted Equity").
Incentive Fee
An incentive fee will be calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter's Total Adjusted Equity. For purposes of this calculation, Pre-Incentive Fee FFO is defined in the Amended Advisory Agreement as FFO (also as defined in the Amended Advisory Agreement) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends paid on preferred stock securities that are not treated as a liability for GAAP purposes. Our Adviser will receive: (i) no Incentive Fee in any calendar quarter in which the Pre-Incentive Fee FFO does not exceed the hurdle rate; (ii) 100% of the Pre-Incentive Fee FFO with respect to that portion of such Pre-Incentive Fee FFO, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (iii) 20% of the amount of the Pre-Incentive Fee FFO, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).
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
Financing Arrangement Agreement
In connection with the Financing Arrangement Agreement, Gladstone Securities may, from time to time, solicit the interest of various agricultural or commercial real estate lenders and/or recommend to us third-party lenders offering credit products or packages that are responsive to our needs. We will pay Gladstone Securities a financing fee in connection with the services it provides to us for securing financing on our properties. Depending on the size of the financing obtained, the maximum amount of the financing fee, which will be payable upon closing of the respective financing, will range from 0.5% to 1.0% of the amount of financing obtained. The amount of the financing fee may be reduced or eliminated as determined by us and Gladstone Securities after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and general market conditions. During each of the three and nine months ended September 30, 2017, the total amount of financing fees paid to Gladstone Securities represented approximately 0.1% of the total financings secured since the Financing Arrangement Agreement has been in place.

Related-Party Fees
The following table summarizes certain related-party fees paid or accrued for and reflected in our accompanying Condensed Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Management fee(1)(2)	$523	$385	$1,446	$1,158
Incentive fee(1)(2)	261	22	688	181
Credits from voluntary, irrevocable waiver granted by Adviser’s board of directors(2)(3)	(54)	—	(54)	—
Net fees due to our Adviser	$730	$407	$2,080	$1,339
Administration fee(1)(2)	$211	$184	$656	$575
Financing Fees to Gladstone Securities(4)	$28	$—	$30	$—

(1)	Pursuant to the Advisory and Administration Agreements, respectively.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

(3)
The credit received from our Advisor for the three and nine months ended September 30, 2017, was granted as a voluntary, irrevocable waiver to be applied against the incentive fee payable to the Advisor.

(4)	Included in Mortgage notes and bonds payable, net on the Condensed Consolidated Balance Sheets and amortized into Interest expense on the Condensed Consolidated Statements of Operations.
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016, were as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Management fee due to Adviser	$523	$384
Incentive fee due to Adviser	261	169
Credits to fees due to Adviser(1)	(54)	—
Other due to Adviser(2)	43	2
Total due to Adviser	773	555
Administration fee due to Administrator	211	202
Other due from Administrator(2)	—	(6)
Total due to Administrator	211	196
Total due to related parties(3)	$984	$751

(1)
The credit received from our Advisor for the three and nine months ended September 30, 2017, was granted as a voluntary, irrevocable waiver to be applied against the incentive fee payable to our Advisor.

(2)
Other fees due to or from related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser or Administrator on our behalf or by us on our Adviser's or Administrator's behalf.

(3)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.
NOTE 7. EQUITY
Amendment to Articles of Incorporation
On July 12, 2017, we filed an Articles of Amendment with the State Department of Assessments and Taxation for Maryland to increase the number of shares of capital stock that we have authority to issue from 20,000,000 shares to 100,000,000 shares, with the additional 80,000,000 shares of stock being initially classified as common stock, $0.001 par value per share.

Stockholders’ Equity
As of September 30, 2017, there were 98,000,000 shares of common stock, par value $0.001 per share, authorized, with 13,485,025 shares issued and outstanding. As of December 31, 2016, there were 18,000,000 shares of common stock, par value $0.001 per share, authorized, with 10,024,875 shares issued and outstanding.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of September 30, 2017, and December 31, 2016, we owned approximately 91.7% and 87.4%, respectively, of the outstanding OP Units.
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
On September 20, 2017, 221,875 OP Units were tendered for redemption, and on September 29, 2017, we issued 50,000 shares of common stock in exchange for 50,000 OP Units, and we satisfied the redemption of 171,875 OP Units with a cash payment of approximately $2.3 million (approximately $13.21 per OP Unit).
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
As of September 30, 2017, and December 31, 2016, there were 1,227,383 and 1,449,258 OP Units held by non-controlling limited partners outstanding, respectively, of which 993,431 and zero OP Units, respectively, were eligible to be tendered for redemption. Subsequent to September 30, 2017, 121,875 additional OP Units were tendered for redemption; see Note 10, "Subsequent Events," for further discussion on the redemption of these OP Units.

Distributions
The distributions to common stockholders declared by our Board of Directors and paid by us during the nine months ended September 30, 2017 and 2016 are reflected in the table below.

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share
2017	January 10, 2017	January 20, 2017	January 31, 2017	$0.04300
	January 10, 2017	February 16, 2017	February 28, 2017	0.04300
	January 10, 2017	March 22, 2017	March 31, 2017	0.04300
	April 11, 2017	April 21, 2017	April 28, 2017	0.04350
	April 11, 2017	May 19, 2017	May 31, 2017	0.04350
	April 11, 2017	June 21, 2017	June 30, 2017	0.04350
	July 11, 2017	July 21, 2017	July 31, 2017	0.04400
	July 11, 2017	August 21, 2017	August 31, 2017	0.04400
	July 11, 2017	September 20, 2017	September 29, 2017	0.04400
		Nine Months Ended September 30, 2017		$0.39150

2016	January 12, 2016	January 22, 2016	February 2, 2016	$0.04000
	January 12, 2016	February 18, 2016	February 29, 2016	0.04000
	January 12, 2016	March 21, 2016	March 31, 2016	0.04000
	April 12, 2016	April 22, 2016	May 2, 2016	0.04125
	April 12, 2016	May 19, 2016	May 31, 2016	0.04125
	April 12, 2016	June 17, 2016	June 30, 2016	0.04125
	July 12, 2016	July 22, 2016	August 2, 2016	0.04125
	July 12, 2016	August 22, 2016	August 31, 2016	0.04125
	July 12, 2016	September 21, 2016	September 30, 2016	0.04125
		Nine Months Ended September 30, 2016		$0.36750
The same amounts were paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership as of the above record dates.
Registration Statement
On March 30, 2017, we filed a universal registration statement on Form S-3 (File No. 333-217042) with the SEC (the "2017 Registration Statement") to replace our previous registration statement, which expired on April 1, 2017 (the "2014 Registration Statement"). The 2017 Registration Statement, which was declared effective by the SEC on April 12, 2017, permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights and units, including through separate, concurrent offerings of two or more of such securities. As of September 30, 2017, we have issued a total of 1,584,401 shares of common stock (excluding 50,000 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $19.7 million under the 2017 Registration Statement.
In conjunction with the replacement of the 2014 Registration Statement, during the three months ended March 31, 2017, we wrote off approximately $46,000 of unallocated costs associated with the initial filing of the 2014 Registration Statement. These costs were written off to professional fees and stockholder-related expenses, both of which are included in General and administrative expenses on our accompanying Condensed Consolidated Statement of Operations.
2017 Equity Issuances
On March 8, 2017, we completed a public offering of 1,680,000 shares of our common stock at a public offering price of $11.35 per share. This issuance settled on March 13, 2017, and resulted in gross proceeds of approximately $19.1 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $18.0 million. On March 17, 2017, the underwriters exercised a portion of their over-allotment option in connection with this offering, and, as a result, we issued an additional 145,749 shares. This issuance settled on March 22, 2017, and resulted in gross proceeds of approximately $1.7 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $1.6 million. We used the proceeds received from this offering to repay existing indebtedness (which, in turn, was used to fund future farmland acquisitions) and for other general corporate purposes.

On September 8, 2017, we completed a public offering of 1,150,000 shares (including 150,000 shares issued as a result of the underwriters simultaneously exercising their over-allotment option) of our common stock at a public offering price of $12.25 per share. This issuance settled on September 12, 2017, and resulted in gross proceeds of approximately $14.1 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $13.4 million. We used the proceeds received from this offering to repay existing indebtedness and for other general corporate purposes.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (commonly referred to as "at-the-market agreements" or our "Sales Agreements") with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). During both the three and nine months ended September 30, 2017, we issued and sold 434,401 shares of our common stock at an average sales price of $12.92 per share under the ATM Program for gross proceeds of approximately $5.6 million and net proceeds of approximately $5.5 million. Through September 30, 2017, we have issued and sold a total of 498,962 shares of our common stock at an average sales price of $12.57 per share for gross proceeds of approximately $6.3 million and net proceeds of approximately $6.2 million. See Note 10, "Subsequent Events," for shares of common stock issued and sold under the ATM Program subsequent to September 30, 2017.
On April 13, 2017, we amended each of the Sales Agreements to reference the new 2017 Registration Statement. All other material terms of the Sales Agreements remained unchanged.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with a lease amendment we executed on one of our Oregon farms in May 2017, we committed to providing up to $1.8 million of capital for anticipated improvements on the farm, including irrigation upgrades and the planting of new blueberry bushes, which improvements are expected to be completed by December 31, 2020. As stipulated in the lease amendment, we will begin earning additional rent on the cost of the improvements as the funds are disbursed by us at an initial annual rate of 6.5%, which rate is subject to annual escalations and market resets. As a result of this project, and assuming full deployment of the capital commitment amount, we expect to receive approximately $718,000 of additional rent throughout the term of the lease, which expires September 30, 2024. As of September 30, 2017, we have expended or accrued approximately $677,000 related to this project. In addition, as part of the project, certain blueberry bushes owned by us were removed to allow for the planting of new varieties of blueberry bushes. As a result, during the three months ended September 30, 2017, we recorded a loss of approximately $78,000 associated with the removal of these bushes, which amount represents the net cost basis of such bushes plus all removal costs. This loss is recorded as Loss on disposal of real estate asset on our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017.
In connection with the lease we executed upon our acquisition of our two North Carolina farms in June 2017, we committed to providing up to $300,000 of capital over the first two years to support additional plantings and infrastructure on the farm, which improvements are expected to be completed by June 30, 2019. As stipulated in the lease, we will earn additional rent on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year's minimum cash rent per the lease). As a result of this project, and assuming full deployment of the capital commitment amount, we expect to receive approximately $157,000 of additional rent throughout the term of the lease, which expires December 31, 2026. As of September 30, 2017, we have expended or accrued approximately $103,000 related to this project.
In connection with a lease amendment we executed on one of our Florida properties in June 2017, we committed to providing up to $700,000 of capital to expand and upgrade the existing cooler on the property, which improvements are expected to be completed during the three months ending December 31, 2017. As stipulated in the lease amendment, we will begin earning additional rent on the cost of the improvements as the funds are disbursed by us at an initial annual rate of 8.5%, which rate is subject to annual escalations. As a result of this project, and assuming full deployment of the capital commitment amount, we expect to receive approximately $280,000 of additional rent throughout the term of the lease, which expires June 30, 2022. As of September 30, 2017, we have expended or accrued approximately $240,000 related to this project.
In connection with the follow-on lease we executed upon our acquisition of a 1,910-acre farm in Florida in August 2017 (which has a commencement date of February 24, 2018), we committed to providing up to $1.0 million of capital in the first year of the lease to support additional plantings and infrastructure on the farm, which improvements are expected to be completed during the three months ending March 31, 2019. As stipulated in the follow-on lease, we will earn additional rent on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year's minimum cash rent per the lease). As a result of this project, and assuming full deployment of the capital commitment amount, we expect to receive approximately $305,000 of additional rent throughout the term of the lease, which expires February 23, 2024. We have not expended or accrued any costs related to this project, as the follow-on lease has not yet gone into effect.
In connection with the lease we executed upon our acquisition of a 361-acre farm in California in August 2017, we committed to providing up to $4.0 million of capital over the first two years to fund the development of additional vineyard acreage on the farm, which development is expected to be completed completed by August 30, 2019. As stipulated in the lease, we will earn additional rent on the total cost of the improvements as the funds are disbursed by us at an initial annual rate of 6.0%, which is subject to annual escalations. As a result of this project, and assuming full deployment of the capital commitment amount, we expect to receive approximately $2.3 million of additional rent throughout the term of the lease, which expires May 31, 2027. As of September 30, 2017, we have expended or accrued approximately $132,000 related to this project.
Litigation
We are not currently subject to any material known or threatened litigation.
NOTE 9. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016, computed using the weighted average number of shares outstanding during the respective periods. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculations, as there would be no effect on the amounts since the non-controlling limited partners’ share of income would also be added back to net income. Net income figures are presented net of non-controlling interests in the earnings per share calculations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per-share amounts)
Net (loss) income attributable to the Company	$(221)	$32	$158	$374
Weighted average number of common shares outstanding – basic and diluted	12,271,925	10,018,331	11,512,968	10,001,466
(Loss) earnings per common share – basic and diluted	$(0.02)	$0.00	$0.01	$0.04
The weighted-average number of OP Units held by non-controlling limited partners was 1,444,435 and 1,447,633 for the three and nine months ended September 30, 2017, respectively, and 854,116 and 613,446 for the three and nine months ended September 30, 2016, respectively.
NOTE 10. SUBSEQUENT EVENTS
Acquisition Activity
On October 2, 2017, we added onto one of our existing farms by acquiring an adjacent, 1,280-acre farm in Baca County, Colorado ("JJ Road"), for $900,000. At closing, we entered into a sale-leaseback agreement with the seller for a 4-year, triple-net lease that includes one, 5-year extension option and provides for minimum annualized, straight-line rents of approximately $52,000. We will account for this acquisition as an asset acquisition in accordance with ASC 360.
Financing Activity
On October 13, 2017, in connection with the acquisition of JJ Road, we closed on a term loan from Rabo AgriFinance, LLC, for $540,000. The loan is scheduled to mature on October 1, 2022, and will bear interest at a fixed rate of 4.59% per annum throughout its term.
Related-Party Activity
On October 17, 2017, our TRS entered into an Assignment and Assumption of Agricultural Lease (the "Assigned TRS Lease") with the previously-existing tenant on one of our farms located in Ventura County, California. The Assigned TRS Lease was then amended to shorten the lease term by two years (the new expiration date is July 31, 2018) and to remove any tenant renewal options. All other terms of the lease remained unchanged, including the rental amounts. In addition, in connection with the initial operations on the farm, on October 17, 2017, our TRS issued a $1.7 million unsecured promissory note to the

Company that is scheduled to mature on July 31, 2018, and will bear interest at a rate equal to the prime rate plus a spread of 5.0% per annum.
As a result of this transaction, the amount of rent and interest our TRS pays to us (as the parent-landlord) will not be qualifying income for purposes of certain of our REIT tests; however, we do not expect such amounts to be at a level where we would be at risk of not qualifying as a REIT. In addition, any taxable income generated by our TRS (whose operations are consolidated within our financial statements) will be subject to regular corporate income taxes, which we will account for in accordance with the provisions of ASC 740, "Income Taxes." At this time, we are unable to estimate the amount of taxable income, if any, that will be generated by our TRS.
Equity Activity
Redemption of OP Units
On October 6, 2017, 121,875 OP Units were tendered for redemption, and, on October 13, 2017, we issued 121,875 shares of common stock in exchange for 121,875 OP Units.
ATM Program
Subsequent to September 30, 2017, through the date of this filing, we sold 31,038 shares of our common stock at an average sales price of $13.39 per share under the ATM Program for gross proceeds of approximately $416,000 and net proceeds of approximately $409,000.
Distributions
On October 10, 2017, our Board of Directors declared the following monthly cash distributions to common stockholders and holders of our Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per share of Term Preferred Stock
October 20, 2017	October 31, 2017	$0.0441	$0.1328125
November 20, 2017	November 30, 2017	0.0441	0.1328125
December 19, 2017	December 29, 2017	0.0441	0.1328125
Total:		$0.1323	$0.3984375
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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged primarily in the business of owning and leasing farmland. With the exception of one farm in Ventura County, California, which is currently leased (on a temporary basis) to a wholly-owned subsidiary of ours, we are not a grower, nor do we farm the properties we own. We currently own 73 farms comprised of 63,074 acres across nine states in the U.S. (Arizona, California, Colorado, Florida, Michigan, Nebraska, North Carolina, Oregon, and Washington). We also own several farm-related facilities, such as cooling facilities, buildings utilized for the storage and assembly of boxes for shipping produce ("box barns"), packinghouses, processing facilities and various storage facilities.
We conduct substantially all of our investment activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, approximately 92.5% of the units of limited partnership interest in the Operating Partnership (“OP Units”). In addition, we have elected for Land Advisers, a subsidiary of ours, to be taxed as a taxable REIT subsidiary ("TRS").
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits and general expenses.
Leases
General
Our farms are currently leased to 49 different, third-party tenants that are either independent or corporate farming operations, and, as of October 17, 2017, one farm is leased to our TRS. We primarily lease our farms on a triple-net basis, an arrangement under which the tenant is required to pay the related taxes, insurance costs (including drought insurance if we were to acquire properties that depend upon rainwater for irrigation), maintenance and other operating costs. Generally, our leases will have original terms ranging from 3 to 10 years for farms growing row crops and 5 to 15 years for farms growing permanent crops and will contain built-in rental rate increases. Currently, our 73 farms are leased under agricultural leases with original terms ranging from 1 to 15 years, with 47 farms leased on a pure triple-net basis, 24 farms leased on a partial-net basis (with the landlord responsible for all or a portion of the related property taxes), and 2 farms leased on a gross basis (with the landlord responsible for the related property taxes, insurance, and maintenance on the property). Additionally, 12 of our farms are leased under agreements that include a variable rent component based on the success of the farms' harvests each year.

Lease Expirations
Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for renewal or extension. The following table summarizes the lease expirations by year for the properties owned as of September 30, 2017, and with leases currently in place (dollars in thousands):

Year	Number of Expiring Leases		Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Nine Months Ended September 30, 2017	% of Total Revenue
2017	1	(1)	—	—%	$24	0.1%
2018	5		4,839	7.8%	665	3.6%
2019	4		157	0.3%	113	0.6%
2020	13		28,666	46.4%	6,178	33.8%
2021	5		6,954	11.3%	1,455	8.0%
2022	3		269	0.4%	451	2.5%
Thereafter	25		20,909	33.8%	9,416	51.4%
Totals	56		61,794	100.0%	$18,302	100.0%

(1)	Represents one oil and gas lease which continues on a year-to-year basis.
Recent Developments
Investment, Leasing and Other Portfolio Activity
Property Acquisitions
Since July 1, 2017, through the date of this filing, we have acquired eight farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Phelps Avenue	Fresno, CA	7/17/2017	847	4	Pistachios and Almonds	10.3 years	1 (5 years)	$13,603	$43	$681	(3)
Parrot Avenue(4)	Okeechobee, FL	8/9/2017	1,910	1	Misc. Vegetables	0.5 years	None	9,700	64	488
Cat Canyon Road(5)	Santa Barbara, CA	8/30/2017	361	1	Wine Grapes	9.8 years	2 (5 years)	5,375	67	322
Oasis Road	Walla Walla, WA	9/8/2017	746	1	Apples, Cherries, and Wine Grapes	6.3 years	None	9,500	45	480	(3)
JJ Road	Baca, CO	10/2/2017	1,280	1	Grass Hay and Alfalfa	4.3 years	1 (5 years)	900	26	52
			5,144	8				$39,078	$245	$2,023

(1)
Acquisition accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired. The figures above represent only the costs paid or accrued for as of the date of this filing.

(2)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

(3)	Leases also provide for a variable rent component based on the gross crop revenues earned on the property. The figures above represent only the minimum cash rents guaranteed under the lease.

(4)
In connection with the acquisition of this property, we executed a 6-year, follow-on lease with a new tenant that begins upon the expiration of the 7-month lease assumed at acquisition. The follow-on lease includes two, 6-year extension options and provides for minimum annualized straight-line rents of approximately $542,000. In addition, in connection with the execution of the follow-on lease, we committed to providing up to $1.0 million of capital for certain irrigation and property improvements. As stipulated in the follow-on lease, we will earn additional rent income on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year's minimum cash rent per the follow-on lease).

(5)
In connection with the acquisition of this property, we committed up to $4.0 million of capital to fund the development of additional vineyard acreage on the property. As stipulated in the lease agreement, we will earn additional rental income on the total cost of the project as the capital is disbursed by us at rates specified in the lease.

Existing Properties
Lease Renewals
During the three months ended September 30, 2017, we renewed the final two agricultural leases that were originally scheduled to expire in 2017. Each of these leases (which were on two of our farms in California) were renewed for an additional three years for total annualized rents of approximately $1.1 million, representing a decrease of approximately 12.5% (or approximately $163,000) from that of the prior leases. These renewals were executed without incurring any downtime on the respective farms, and no leasing commissions or tenant improvements were incurred in connection with these renewals.
Project Completion
In connection with the lease we executed upon our acquisition of an 854-acre farm in California in September 2015, we agreed to fund the development of the property into an almond orchard. The development included the removal of 274 acres of old grape vineyards, the installation of a new irrigation system, including the drilling of four new wells, and the planting of over 800 acres of new almond trees. We completed the project during the three months ended September 30, 2017, at a total cost of approximately $8.4 million, and, as a result, we expect to receive approximately $5.2 million of additional rent throughout the term of the lease, which expires January 9, 2031.
TRS Lease Assumption
On October 17, 2017, our TRS entered into an Assignment and Assumption of Agricultural Lease (the "Assigned TRS Lease") with the previously-existing tenant on one of our farms located in Ventura County, California. The Assigned TRS Lease was then amended to shorten the lease term by two years (the new expiration date is July 31, 2018) and to remove any tenant renewal options. All other terms of the lease remained unchanged, including the rental amounts. In addition, in connection with the initial operations on the farm, on October 17, 2017, our TRS issued a $1.7 million unsecured promissory note to the Company that is scheduled to mature on July 31, 2018, and will bear interest at a rate equal to the prime rate plus a spread of 5.0% per annum.
As a result of this transaction, the amount of rent and interest our TRS pays to us (as the parent-landlord) will not be qualifying income for purposes of certain of our REIT tests; however, we do not expect such amounts to be at a level where we are at risk of not qualifying as a REIT. In addition, any taxable income generated by our TRS (whose operations are consolidated within our financial statements) will be subject to regular corporate income taxes, which we will account for in accordance with the provisions of ASC 740, "Income Taxes." We are unable to estimate the amount of taxable income, if any, that will be generated by our TRS.
Financing Activity
Debt Activity
Since July 1, 2017, through the date of this filing, we have entered into the following loan agreements (dollars in thousands):

Lender(1)	Dates of Issuance	Principal Amount	Maturity Date	Principal Amortization	Stated Interest Rate Terms(2)
Farm Credit CFL(3),(4)	7/13/2017	$5,472	8/1/2022	28.4 years	4.47%, fixed throughout term
Farm Credit West(5)	7/17/2017	8,162	5/1/2037	20.0 years	4.31%, fixed through 7/31/2024 (variable thereafter)
Farm Credit FL	8/9/2017	5,820	3/1/2037	19.5 years	4.70%, fixed through 2/29/2024 (variable thereafter)
Farmer Mac	8/30/2017	3,225	8/30/2024	None	4.05%, fixed throughout term
NW Farm Credit	9/8/2017	5,460	9/1/2024	39.6 years	4.41%, fixed throughout term
MetLife(6)	9/19/2017	27,450	1/5/2029	28.6 years	3.85%, fixed through 1/4/2027
Rabo AgriFinance	10/13/2017	540	10/1/2022	25.0 years	4.59%, fixed throughout term
		$56,129

(1)	For further discussion on borrowings from each of these lenders, refer to Note 4, "Borrowings," in the notes to our accompanying condensed consolidated financial statements.

(2)	Where applicable, rate is before interest patronage, or refunded interest.

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

(4)
During the three months ended September 30, 2017, we amended four existing loan agreements with Farm Credit CFL to increase the loan amounts and adjust the principal amortization and interest rate terms as shown in the table above. The amount presented in the table above represents the total additional funds advanced under the four loans. The new terms of each of these four loans are pari passu with one another.

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

(6)
This balance was drawn on the MetLife Term Notes, with the proceeds from the disbursement being used to repay a portion of the balance outstanding under the MetLife Lines of Credit (refer to Note 4, "Borrowings," in the notes to our accompanying condensed consolidated financial statements for definitions of each of these terms). The interest rate on the new disbursement under the MetLife Term Notes was blended with the interest rate in place for the previously-existing balance drawn, which resulted in a new, overall blended interest rate on the MetLife Term Notes of 3.30% per annum, which rate is fixed through January 4, 2027.

Proceeds from the above borrowings were used to fund new farm acquisitions, repay existing indebtedness, and for other general corporate purposes.
Equity Activity
September 2017 Offering
In September 2017, we completed an overnight offering of our common stock at public offering price of $12.25 per share (the “September 2017 Offering”). Including the underwriters' simultaneous exercise of their over-allotment option, we issued a total of 1,150,000 shares in connection with the September 2017 Offering, resulting in gross proceeds of approximately $14.1 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $13.4 million. We used the proceeds received from this offering to repay existing indebtedness (which, in turn, was used to fund future farmland acquisitions) and for other general corporate purposes.
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
Since July 1, 2017, through the date of this filing, we sold 465,439 shares of our common stock under the ATM Program at an average sales price of $12.95 per share for gross proceeds of approximately $6.0 million and net proceeds of approximately $5.9 million. To date, we have sold 530,000 shares of our common stock at an average sales price of $12.62 per share under the ATM Program for gross proceeds of approximately $6.7 million and net proceeds of approximately $6.6 million.
OP Unit Redemptions
Since July 1, 2017, through the date of this filing, a total of 343,750 OP Units were tendered for redemption. As a result, the Company issued 171,875 shares of common stock (in exchange for 171,875 of the tendered OP Units), and we satisfied the redemption of the remaining 171,875 of the tendered OP Units with a cash payment of approximately $2.3 million (approximately $13.21 per OP Unit). Currently, there are 1,105,508 OP Units held by non-controlling limited partners outstanding, of which 871,556 are eligible to be tendered for redemption.

Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 73 farms leased to 49 different, unrelated tenants (plus one related-party tenant). While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also begun to diversify our portfolio into farmland suitable for other crop types, including permanent crops, consisting primarily of almonds, pistachios and blueberries, and certain commodity crops, consisting primarily of corn and beans. The following table summarizes the different sources of revenues for our properties with leases in place as of and for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	As of and For the				As of and For the				Annualized GAAP Rental Revenue as of
	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016				September 30, 2017(1)
Revenue Source	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Revenue	Total Rental Revenue	% of Total Revenue
Annual row crops – fresh produce(2)	14,935	30.1%	$10,926	59.7%	9,768	34.9%	$8,303	67.0%	$14,988	55.3%
Annual row crops – commodity crops(3)	28,851	58.1%	2,645	14.4%	14,132	50.6%	1,206	9.8%	4,436	16.3%
Subtotal – Total annual row crops	43,786	88.2%	13,571	74.1%	23,900	85.5%	9,509	76.8%	19,424	71.6%
Permanent crops(4)	5,881	11.8%	3,272	17.9%	4,058	14.5%	1,587	12.8%	5,683	21.0%
Subtotal – Total crops	49,667	100.0%	16,843	92.0%	27,958	100.0%	11,096	89.6%	25,107	92.6%
Facilities and other(5)	—	—	1,459	8.0%	—	—	1,292	10.4%	2,005	7.4%
Total	49,667	100.0%	$18,302	100.0%	27,958	100.0%	$12,388	100.0%	$27,112	100.0%

(1)
Annualized GAAP rental revenue is based on the minimum rental payments required per the leases in place as of September 30, 2017, and includes the amortization of any above-market lease values or accretion of any below-market lease values, deferred revenue and tenant improvements.

(2)
Includes berries and other fruits, such as blackberries, melons, raspberries, and strawberries; and vegetables, such as arugula, broccoli, cabbage, carrots, celery, cilantro, cucumbers, edamame, green beans, kale, lettuce, mint, onions, peas, peppers, potatoes, radicchio, spinach, and tomatoes.

(3)	Includes alfalfa, barley, corn, edible beans, grass, popcorn, soybeans, and wheat.

(4)	Includes almonds, apples, avocados, blueberries, cherries, lemons, pistachios, and wine grapes.

(5)
Consists primarily of rental revenue from: (i) farm-related facilities, such as coolers, packinghouses, distribution centers, residential houses for tenant farmers and other farm-related buildings; (ii) two oil and gas surface area leases on small parcels of two of our properties; and (iii) unimproved or non-farmable acreage on certain of our farms.

Our acquisition of 61 farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations of our properties with leases in place as of and for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	As of and For the				As of and For the				Annualized GAAP Rental Revenue as of
	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016				September 30, 2017(1)
State	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
California(2)	7,921	12.8%	$8,749	47.8%	6,516	19.3%	$6,986	56.4%	$12,356	45.6%
Florida	11,225	18.2%	4,839	26.5%	5,567	16.5%	2,408	19.4%	7,000	25.8%
Colorado	30,170	48.8%	2,018	11.0%	13,575	40.1%	951	7.7%	2,691	9.9%
Arizona	6,280	10.2%	1,114	6.1%	3,000	8.9%	544	4.4%	2,414	8.9%
Oregon	2,313	3.7%	887	4.8%	2,313	6.8%	877	7.1%	1,202	4.4%
Nebraska	2,559	4.2%	435	2.4%	2,559	7.6%	435	3.5%	580	2.2%
Michigan	270	0.4%	187	1.0%	270	0.8%	187	1.5%	250	0.9%
North Carolina	310	0.5%	42	0.2%	—	—%	—	—%	127	0.5%
Washington	746	1.2%	31	0.2%	—	—%	—	—%	492	1.8%
	61,794	100.0%	$18,302	100.0%	33,800	100.0%	$12,388	100.0%	$27,112	100.0%

(1)
Annualized GAAP rental revenue is based on the minimum rental payments required per the leases in place as of September 30, 2017, and includes the amortization of any above-market lease values and lease incentives or accretion of any below-market lease values, deferred revenue, and tenant improvements.

(2)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across four of these growing regions.

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
Amended Advisory Agreement
Pursuant to the Amended Advisory Agreement, effective beginning with the three months ended June 30, 2017, our Adviser is compensated as follows:

•
A base management fee is paid quarterly and will be calculated as 2.0% per annum (0.50% per quarter) of the prior calendar quarter's total adjusted equity, which is defined as total equity plus total mezzanine equity, if any, each as reported on our balance sheet, adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items ("Total Adjusted Equity").

•
An incentive fee is calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO (as defined below) for a particular quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter's Total Adjusted Equity. For purposes of this calculation, Pre-Incentive Fee FFO is defined in the Amended Advisory Agreement as FFO (as defined in the Amended Advisory Agreement) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends paid on preferred stock securities that are not treated as a liability for GAAP purposes. Our Adviser will receive: (i) no Incentive Fee in any calendar quarter in which the Pre-Incentive Fee FFO does not exceed the hurdle rate; (ii) 100% of the Pre-Incentive Fee FFO with respect to that portion of such Pre-Incentive Fee FFO, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (iii) 20% of the amount of the Pre-Incentive Fee FFO, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

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

We expect this amendment to result in an increase to our base management fee in future periods, as the previous base management fee calculation did not include non-controlling interests in our Operating Partnership. In addition, if, in the future, we choose to issue either securities that are classified as mezzanine equity or preferred stock that is required to be treated as permanent equity under GAAP, these amounts will increase the base on which our base management fee is calculated, whereas they were excluded in the from the calculation of our base management fee before the Amended Advisory Agreement went into effect. However, we expect our overall incentive fee (including the capital gains-based incentive fee) to be lower in future periods due to: (i) a higher base management fee (which will result in a lower Pre-Incentive Fee FFO) and (ii) a lower fee on any capital gains we may realize, as the previous incentive fee calculation essentially included a 20% fee on realized capital gains.

Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our 2016 Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2017.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:

•	With regard to the comparison between the three months ended September 30, 2017 versus 2016:

◦	Same-property basis represents properties that were owned as of June 30, 2016, and were not vacant at any point during either period presented;

◦	Properties acquired during the prior-year period are properties acquired during the three months ended September 30, 2016;

◦	Properties acquired subsequent to prior-year period are properties acquired subsequent to September 30, 2016; and

◦
Properties with vacancy represent properties that were vacant at any point during either period presented (we had one property that was vacant for a portion of the three months ended September 30, 2016).

•	With regard to the comparison between the nine months ended September 30, 2017 versus 2016:

◦	Same-property basis represents properties that were owned as of December 31, 2015, and were not vacant at any point during either period presented;

◦	Properties acquired during the prior-year period are properties acquired during the nine months ended September 30, 2016;

◦	Properties acquired subsequent to prior-year period are properties acquired subsequent to September 30, 2016; and

◦
Properties with vacancy represent properties that were vacant at any point during either period presented (we had one property that was vacant for a portion of the nine months ended September 30, 2016).

A comparison of our operating results for the three and nine months ended September 30, 2017 and 2016 is below (dollars in thousands):

	For the Three Months Ended September 30,
	2017	2016	$ Change	% Change
Operating revenues:
Rental revenues	$6,561	$4,467	$2,094	46.9%
Tenant recovery revenue	3	2	1	50.0%
Total operating revenues	6,564	4,469	2,095	46.9%
Operating expenses:
Depreciation and amortization	2,051	1,432	619	43.2%
Property operating expenses	257	161	96	59.6%
Acquisition-related expenses	22	123	(101)	(82.1)%
Management and incentive fees, net of fee credits	730	407	323	79.4%
Administration fee	211	184	27	14.7%
General and administrative	374	356	18	5.1%
Total operating expenses	3,645	2,663	982	36.9%
Operating income	2,919	1,806	1,113	61.6%
Other income (expense)
Other income	4	2	2	100.0%
Interest expense	(2,634)	(1,554)	(1,080)	69.5%
Distributions on Term Preferred Stock	(458)	(219)	(239)	109.1%
Loss on disposal of real estate asset	(78)	—	(78)	NM
Total other expense	(3,166)	(1,771)	(1,395)	78.8%
Net (loss) income	(247)	35	(282)	(805.7)%
Plus (less) net loss (income) attributable to non-controlling interests	26	(3)	29	(966.7)%
Net (loss) income attributable to the Company	$(221)	$32	$(253)	(790.6)%
NM = Not Meaningful

	For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Operating revenues:
Rental revenues	$18,302	$12,388	$5,914	47.7%
Tenant recovery revenue	8	8	—	—%
Total operating revenues	18,310	12,396	5,914	47.7%
Operating expenses:
Depreciation and amortization	5,123	3,744	1,379	36.8%
Property operating expenses	747	545	202	37.1%
Acquisition-related expenses	68	243	(175)	(72.0)%
Management and incentive fees, net of fee credits	2,080	1,339	741	55.3%
Administration fee	656	575	81	14.1%
General and administrative	1,208	1,150	58	5.0%
Total operating expenses	9,882	7,596	2,286	30.1%
Operating income	8,428	4,800	3,628	75.6%
Other income (expense)
Other income	190	106	84	79.2%
Interest expense	(6,984)	(4,297)	(2,687)	62.5%
Distributions on Term Preferred Stock	(1,375)	(219)	(1,156)	527.9%
Loss on disposal of real estate asset	(78)	—	(78)	NM
Total other expense	(8,247)	(4,410)	(3,837)	87.0%
Net income	181	390	(209)	(53.6)%
Less net income attributable to non-controlling interests	(23)	(16)	(7)	43.8%
Net income attributable to the Company	$158	$374	$(216)	(57.8)%
NM = Not Meaningful
Operating Revenues
Same-property Analysis (dollars in thousands)

Rental Revenues:	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Same-property basis	$4,337	$4,278	$59	1.4%	$11,197	$10,845	$352	3.2%
Properties acquired during prior-year period	492	178	314	176.4%	3,288	1,475	1,813	122.9%
Properties acquired subsequent to prior-year period	1,712	—	1,712	—	3,760	—	3,760	—
Property with vacancy	20	11	9	81.8%	57	68	(11)	(16.2)%
	$6,561	$4,467	$2,094	46.9%	$18,302	$12,388	$5,914	47.7%
Rental revenues on a same-property basis increased for both the three and nine months ended September 30, 2017, as compared to the respective prior-year periods, by 1.4% and 3.2%, respectively. These increases were primarily due to our general ability to renew existing leases at higher rates and earn additional revenue on capital improvements constructed on certain properties; however, these increases were partially offset (particularly in the three months ended September 30, 2017) by the recent renewals of two leases on two of our California farms that resulted in a 12.5% decrease to the aggregate rental rate on the two farms. Rental revenues from acquired properties increased for both the three and nine months ended September 30, 2017, as compared to the respective prior-year periods, due to the additional revenues recorded from owning the 9 and 13 farms we acquired during the three and nine months ended September 30, 2016, respectively, for the full three- and nine-month periods ended September 30, 2017, coupled with the additional revenues earned from the 16 new farms we acquired subsequent to September 30, 2016. We had one farm in Florida that was vacant for a portion of the three and nine months ended September 30, 2016. Rental revenues from this farm increased for the three months ended September 30, 2017, and decreased for the nine months ended September 30, 2017, as compared to the respective prior-year periods. In June 2016, the lease on the farm was terminated early, and the farm was subsequently re-leased at a lower rental rate, which drove the decrease for the nine months ended September 30, 2017. However, we were able to renew the lease at an increased rental rate in August 2017, which led to an increase for the three months ended September 30, 2017.
Other Operating Revenues
Tenant recovery revenue represents real estate taxes and insurance premiums paid on certain of our properties that, per the respective leases, are required to be reimbursed to us by the tenant. Corresponding amounts were also recorded as property operating expenses during the respective periods.
Operating Expenses
Same-property Analysis (dollars in thousands)

Depreciation and amortization:	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Same-property basis	$1,455	$1,365	$90	6.6%	$2,844	$2,682	$162	6.0%
Properties acquired during prior-year period	43	31	12	38.7%	1,428	970	458	47.2%
Properties acquired subsequent to prior-year period	526	—	526	—	770	—	770	—
Property with vacancy	27	36	(9)	(25.0)%	81	92	(11)	(12.0)%
	$2,051	$1,432	$619	43.2%	$5,123	$3,744	$1,379	36.8%
Depreciation and amortization expense on a same-property basis increased for both the three and nine months ended September 30, 2017, as compared to the respective prior-year periods, primarily as a result of additional depreciation on site improvements completed on certain properties subsequent to September 30, 2016, partially offset by the expiration of certain lease intangible amortization periods subsequent to September 30, 2016. Depreciation and amortization expense on acquired properties increased for both the three and nine months ended September 30, 2017, as compared to the respective prior-year periods, due to the additional depreciation and amortization expense recorded from owning the 9 and 13 farms we acquired during the three and nine months ended September 30, 2016, respectively, for the full three- and nine-month periods ended September 30, 2017, coupled with the additional depreciation and amortization expense incurred on the 16 new farms we acquired subsequent to September 30, 2016. For our one property with vacancy, the decrease in depreciation and amortization for the three and nine months ended September 30, 2017, as compared to the respective prior-year periods, was due to an early lease termination, which resulted in the recognition of the remaining unamortized balance of the related lease intangibles directly into amortization expense.

Property operating expenses:	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Same-property basis	$189	$154	$35	22.7%	$618	$531	$87	16.4%
Properties acquired during prior-year period	4	4	—	—	21	6	15	250.0%
Properties acquired subsequent to prior-year period	62	—	62	—	100	—	100	—
Property with vacancy	2	3	(1)	(33.3)	8	8	—	—
	$257	$161	$96	59.6%	$747	$545	$202	37.1%
Property operating expenses consist primarily of real estate taxes, insurance expense, and other overhead expenses paid for certain of our properties. Property operating expenses on a same-property basis increased by approximately $35,000 and $87,000 for the three and nine months ended September 30, 2017, respectively, as compared to the respective prior-year periods. These increases were primarily driven by a net increase in aggregate property tax expense (due to one of our pure, triple-net leases converting to a partial-net lease during the three months ended December 31, 2016, partially offset by a decrease in property taxes on certain properties that were entered into land conservation contracts under the California Land Conservation Act, which restricts the land to agricultural use and reduces the property tax assessment), as well as additional expenses incurred related to obtaining certain permits on one of our California properties. Property operating expenses on acquired properties increased for both the three and nine months ended September 30, 2017, as compared to the respective prior-year periods, primarily due to additional property taxes and other operating expenses owed on certain of the new farms we acquired during the three and nine months ended September 30, 2016, and subsequent to September 30, 2016. On our overall portfolio, for the three and nine months ended September 30, 2017, we accrued approximately $177,000 and $501,000, respectively, of aggregate real estate taxes related to certain of our farms, as compared to approximately $111,000 and $355,000 for the respective prior-year periods.
Other Operating Expenses
Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses decreased for both the three and nine months ended September 30, 2017, as compared to the respective prior-year periods, primarily due to the differences in accounting treatment of such expenses incurred in connection with the properties acquired during each of the respective periods or expected to be acquired in the near future (i.e., acquisition costs are capitalized under ASC 360 if the acquisition is considered an asset acquisition, whereas such costs are expensed under ASC 805 if the acquisition is treated as a business combination). With our early adoption of ASU 2017-01, as defined in Note 2, "Summary of Significant Accounting Policies—Recently-Issued Accounting Pronouncements," in the notes to our accompanying condensed consolidated financial statements, we anticipate that most of our acquisitions will be treated as asset acquisitions, which will result in lower acquisition-related expenses, as the majority of these costs will be capitalized and included as part of the fair value allocation of the purchase price. As of September 30, 2017, we have capitalized approximately $21,000 of acquisition-related costs (which costs were incurred during the nine months ended September 30, 2017) related to farms we expect to acquire during the three months ending December 31, 2017, as these acquisitions are reasonably assured to be completed and are expected to be treated as asset acquisitions. These costs are included in Other assets, net on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2017.
The aggregate net fees to our Adviser, including both the management and incentive fees and any credits to those fees, increased for each of the three and nine months ended September 30, 2017, as compared to the respective prior-year periods. For the three and nine months ended September 30, 2017, the gross management fee increased by approximately $138,000 and $288,000, respectively, as compared to the respective prior-year periods, primarily due to additional common equity raised since January 1, 2016. From January 1, 2016, through September 30, 2017, we have raised approximately $38.8 million of net proceeds (net of both direct costs and allocated indirect costs) through follow-on common stock offerings and our ATM Program, increasing the base on which the management fee is calculated, which, until March 31, 2017, was the book value of our common stockholders' equity. Pursuant to the Amended Advisory Agreement, which became effective beginning with the three months ended June 30, 2017, the base on which the management fee is calculated was adjusted to include, among other items, the balance of non-controlling interests in our operating partnership, which further increased the management fee recorded for the three and nine months ended September 30, 2017. Our Adviser also earned incentive fees during each of the periods presented, due to our pre-incentive fee funds from operations exceeding the required hurdle rate of the equity base applicable to each period (which was total stockholders' equity through March 31, 2017, as stipulated in our Advisory Agreement; and, beginning with the three months ended June 30, 2017, was Total Adjusted Equity (which includes non-controlling interests in the Operating Partnership), as stipulated in our Amended Advisory Agreement). The incentive fees earned by our Adviser (net of credits) for the three and nine months ended September 30, 2017, increased by approximately $185,000 and $453,000, respectively, compared to the respective prior-year periods, primarily due to increased rental revenues earned on properties acquired during and subsequent to the nine months ended September 30, 2016, outpacing the operating expenses (other than depreciation and amortization expense) incurred on such properties. The credit to the incentive fee of $54,000 that was recorded for each of the three and nine months ended September 30, 2017, represents an irrevocable waiver granted by our Adviser. See "Our Adviser and Administrator—Amended Advisory Agreement" above for further discussion on changes to the compensation terms stipulated in the Amended Advisory Agreement.
The administration fee paid to our Administrator increased for both the three and nine months ended September 30, 2017, as compared to the respective prior-year periods, primarily due to higher overall costs incurred by our Administrator and us using a higher share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator during each of the three and nine months ended September 30, 2017.
General and administrative expenses increased for each of the three and nine months ended September 30, 2017, as compared to the respective prior-year periods. These increases were primarily driven by increased accounting fees (due to additional expenses related to new acquisitions and higher tax preparation fees), along with additional costs associated with the implementation of a new accounting system (which was completed during the three months ended June 30, 2016) and increased marketing and advertising efforts during the current year. These increases were largely offset by a decrease in bad debt expense, as we wrote off approximately $21,000 and $85,000 of deferred rent asset balances during the three and nine months ended September 30, 2016, respectively, related to a lease on one of our Florida farms that was terminated prior to its expiration. In addition, during the three months ended March 31, 2017, we wrote off approximately $46,000 of unallocated costs associated with the initial filing of our prior universal registration statement on Form S-3 (File No. 333-194539) (the "2014 Registration Statement"), which was replaced with the 2017 Registration Statement.

Other Income (Expense)
Other income, which consists primarily of interest patronage received from Farm Credit and interest earned on short-term investments, increased for each of the three and nine months ended September 30, 2017, as compared to the respective prior-year periods. The increase in other income during the nine months ended September 30, 2017, was primarily due to additional interest patronage received from Farm Credit. During the three months ended March 31, 2017, we recorded approximately $183,000 of interest patronage from Farm Credit related to interest accrued during 2016, compared to $94,000 of interest patronage received during the prior-year period. The receipt of this interest patronage resulted in a 17.2% decrease (approximately 61 basis points) in our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2016.
Interest expense increased for both the three and nine months ended September 30, 2017, as compared to the respective prior-year periods, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our 6.375% Series A Cumulative Term Preferred Stock, par value $0.001 per share (the "Term Preferred Stock")) outstanding for the three and nine months ended September 30, 2017, was approximately $291.3 million and $265.2 million, respectively, as compared to $181.1 million and $169.5 million, respectively, for the respective prior-year periods. Including interest patronage received on our Farm Credit borrowings, the overall effective interest rate charged on our aggregate borrowings (excluding the impact of deferred financing costs) was 3.44% and 3.24% for the three and nine months ended September 30, 2017, respectively, as compared to 3.29% and 3.20%, respectively, for the respective prior-year periods.
During the three and nine months ended September 30, 2017, we paid aggregate distributions on our Term Preferred Stock (which distributions are treated similar to interest expense) of approximately $458,000 and $1.4 million, respectively, as compared to approximately $219,000 for each of the three and nine months ended September 30, 2016. The offering of the Term Preferred Stock was completed in August 2016.
In connection with an ongoing project on one of our farms in Oregon, for which we are providing the capital to fund, among other improvements, irrigation upgrades and the planting of new blueberry bushes, certain blueberry bushes owned by us were removed during the three months ended September 30, 2017, to allow for the planting of new varieties of blueberry bushes. The bushes that were removed (and that were owned by us) had a net cost basis of approximately $55,000 at the time of their removal. In addition, we incurred approximately $23,000 of removal costs. As such, we recorded a total loss of approximately $78,000 related to the removal of these bushes, which is recorded as Loss on disposal of real estate asset on our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Since our IPO in January 2013, we have invested approximately $406.6 million into 61 new farms, and we have expended or accrued an additional $19.2 million for improvements on existing properties. Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the MetLife Facility and the Farmer Mac Facility), and issuances of additional equity securities. Our current available liquidity is approximately $15.0 million, consisting of $3.1 million in cash and, based on the current level of collateral pledged, $11.9 million of availability under the MetLife Facility, subject to compliance with covenants.
As of September 30, 2017, our total-debt-to-total-capitalization ratio (including our Term Preferred Stock as debt), at book value, was 73.3%, compared to 72.8% as of December 31, 2016. However, on a fair value basis, our total-debt-to-total capitalization ratio (including our Term Preferred Stock as debt) as of September 30, 2017, was 60.7%, which is up from 59.3% as of December 31, 2016 (see “Non-GAAP Financial Information—Net Asset Value” below for an explanation of our fair value process).
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
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related properties. We continue to actively seek and evaluate acquisitions of additional farms and farm-related properties that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We currently have two properties under signed purchase and sale agreements for an aggregate proposed purchase price of approximately $8.6 million (a portion of which is expected to be paid in OP Units), which we expect to be consummated during the three months ending December 31, 2017. We currently have access to the capital required to complete these transactions for the proposed purchase price amounts; however, we continue to explore various options for access to additional capital. We also have many other properties that are in various other stages of our due diligence process, including several properties under signed, non-binding letters of intent. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
Cash Flow Resources
The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Net change in cash from:
Operating activities	$7,671	$7,912	$(241)	(3.0)%
Investing activities	(125,288)	(79,761)	(45,527)	57.1%
Financing activities	118,937	71,713	47,224	65.9%
Net change in Cash and cash equivalents	$1,320	$(136)	$1,456	(1,070.6)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator and other corporate-level expenses. The decrease in cash provided by operating activities during the nine months ended September 30, 2017, as compared to the prior-year period, was primarily due to the receipt of two years of prepaid rent upon the closing of the three farms we acquired during the three months ended March 31, 2016, largely offset by additional rental payments received from farms we have acquired since September 30, 2016.
Investing Activities
The increase in cash used in investing activities during the nine months ended September 30, 2017, as compared to the prior-year period, was primarily due to an increase in cash paid for acquisitions of new farms during the nine months ended September 30, 2017, which exceeded that of the prior-year period by approximately $51.8 million. This increase was partially offset by a decrease of approximately $6.7 million in cash paid for capital improvements made on existing properties during the nine months ended September 30, 2017, as compared to the prior-year period.
Financing Activities
The increase in cash provided by financing activities during the nine months ended September 30, 2017, as compared to the prior-year period, was primarily due to increased net borrowings, as our net borrowings for the nine months ended September 30, 2017, were approximately $39.7 million more than that of the prior-year period, as well as the $38.5 million of aggregate net cash proceeds received from two overnight common stock offerings and additional issuances of common stock under our ATM Program during the nine months ended September 30, 2017. These increases were partially offset by the receipt of approximately $27.6 million of net proceeds from the issuance of our Term Preferred Stock during the prior-year period.

Debt Capital
MetLife
As amended on October 5, 2016, in aggregate, our facility with Metropolitan Life Insurance Company ("MetLife") consists of $150.0 million of term notes and $50.0 million of revolving equity lines of credit (the "MetLife Facility"). In aggregate, we currently have approximately $131.2 million outstanding under the term notes that bear interest at a blended fixed rate of 3.30% per annum (which is fixed until January 5, 2027) and $6.1 million outstanding under the lines of credit that currently bear interest at 3.60% (which is variable). While approximately $57.4 million of the full commitment amount under the MetLife Facility remains undrawn (including approximately $5.3 million of aggregate amortizing principal payments made on the term notes), based on the current level of collateral pledged, we currently have approximately $11.9 million of availability under the facility.
Farmer Mac
As amended on June 16, 2016, our agreement with Federal Agricultural Mortgage Corporation ("Farmer Mac") provides for bond issuances up to an aggregate amount of $125.0 million (the "Farmer Mac Facility"). To date, we have issued aggregate bonds of approximately $85.9 million under the Farmer Mac Facility, and we currently have $84.5 million of bonds outstanding that bears interest at a weighted-average interest rate of 3.13% (which rates are fixed throughout the bonds' respective terms) and have a weighted-average maturity date of June 2021. While approximately $39.1 million of the full commitment balance remains undrawn, we currently have no additional availability under the Farmer Mac Facility based on the current level of collateral pledged. However, we expect to pledge certain additional potential new property acquisitions as collateral under the Farmer Mac Facility to utilize some or all of this remaining commitment balance. If we have not issued bonds such that the aggregate bond issuances total $125.0 million by December 11, 2018, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility.
Farm Credit
Since September 19, 2014, we have closed on 15 separate loans with five different Farm Credit associations (including Farm Credit CFL, Farm Credit West, CF Farm Credit, Farm Credit FL, and NW Farm Credit, each as defined in Note 4, "Borrowings," in the notes to our accompanying condensed consolidated financial statements) for an aggregate amount of approximately $64.7 million (the "Farm Credit Notes Payable"). We currently have approximately $60.6 million outstanding under the Farm Credit Notes Payable that bear interest at an expected weighted-average effective interest rate (net of expected interest patronage) of 3.36% (which rates are fixed, on a weighted-average basis, until January, 2023) and have a weighted-average maturity date of December, 2030. While we do not currently have any additional availability under any of our Farm Credit programs based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with existing and new Farm Credit associations in connection with certain potential new acquisitions in the future.
Equity Capital
During 2017, through the date of this filing, we have completed two separate overnight common stock offerings and have also issued shares of common stock through our ATM Program. In the aggregate, through these transactions, we have issued and sold a total of 3,441,188 shares of our common stock for gross proceeds of approximately $40.8 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $38.8 million. We used the proceeds received from these offerings to fund new acquisitions, repay existing indebtedness (which, in turn, was used to fund future farmland acquisitions), and for other general corporate purposes.
The 2017 Registration Statement permits us to issue up to an aggregate of $300.0 million in securities (including approximately $29.3 million originally reserved for issuance under our ATM Program), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $20.1 million of common stock under the 2017 Registration Statement (including approximately $6.0 million through our ATM Program).
In addition, we have the ability to, and may in the future, issue additional OP Units to third parties as consideration in future property acquisitions.

Contractual Obligations
The following table reflects our material contractual obligations as of September 30, 2017 (dollars in thousands):

		Payments Due During the
		Remaining Three Months of	Fiscal Years Ending December 31,
Contractual Obligation	Total	2017	2018 – 2019	2020 – 2021	2022+
Debt obligations(1)	$297,236	$601	$34,493	$33,726	$228,416
Interest on debt obligations(2)	79,522	1,132	19,813	17,382	41,195
Term Preferred Stock(3)	28,750	—	—	28,750	—
Term Preferred Stock dividends(3)	3,671	458	1,836	1,377	—
Operating obligations(4)	6,647	1,093	5,380	174	—
Operating lease obligations(5)	284	—	96	96	92
Total	$416,110	$3,284	$61,618	$81,505	$269,703

(1)
Debt obligations include all borrowings (consisting of mortgage notes and bonds payable and our lines of credit) outstanding as of September 30, 2017. Maturity dates of these debt obligations range from July 2018 to November 2041.

(2)
Interest on debt obligations includes estimated interest on our MetLife Lines of Credit. The balances and interest rates on our MetLife Lines of Credit are variable, thus the amounts of interest calculated for purposes of this table were based upon the balances and interest rates in place as of September 30, 2017.

(3)
Our Term Preferred Stock has a mandatory redemption date of September 30, 2021, and the related dividend payments are treated similar to interest expense in the accompanying Condensed Consolidated Statements of Operations.

(4)
Operating obligations represent commitments outstanding as of September 30, 2017. See Note 8, “Commitments and Contingencies,” in the notes to our accompanying condensed consolidated financial statements for further discussion on each of these operating obligations.

(5)
Operating lease obligations represent ground lease payments due on two of our Arizona farms (1,368 total acres), which are leased from the State of Arizona under leases expiring in February 2022 and February 2025, respectively.

Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any material off-balance sheet arrangements.
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

The following table provides a reconciliation of our FFO, CFFO and AFFO for the three and nine months ended September 30, 2017 and 2016 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$(247)	$35	$181	$390
Plus: Real estate and intangible depreciation and amortization	2,051	1,432	5,123	3,744
Plus: Loss on disposal of asset	78	—	78	—
FFO available to common stockholders and OP Unitholders	1,882	1,467	5,382	4,134
Plus: Acquisition-related expenses	22	123	68	243
Plus: Acquisition-related accounting fees	47	50	82	78
CFFO available to common stockholders and OP Unitholders	1,951	1,640	5,532	4,455
Net rent adjustment	(174)	(146)	(465)	(316)
Plus: Amortization of deferred financing costs	130	66	366	135
AFFO available to common stockholders and OP Unitholders	$1,907	$1,560	$5,433	$4,274

Weighted-average common shares outstanding – basic and diluted	12,271,925	10,018,331	11,512,968	10,001,466
Weighted-average OP Units outstanding(1)	1,444,435	854,116	1,447,632	613,446
Weighted-average total shares outstanding	13,716,360	10,872,447	12,960,600	10,614,912

Diluted FFO per weighted-average total share	$0.14	$0.13	$0.42	$0.39
Diluted CFFO per weighted-average total share	$0.14	$0.15	$0.43	$0.42
Diluted AFFO per weighted-average total share	$0.14	$0.14	$0.42	$0.40

(1)
Includes only OP Units held by third parties. As of September 30, 2017 and 2016, there were 1,227,383 and 1,215,306, respectively, OP Units held by non-controlling limited partners, representing 8.3% and 10.8%, respectively, of all OP Units issued and outstanding.

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
A breakdown of the methodologies used to value our properties and the aggregate value as of September 30, 2017, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value		% of Total Fair Value
Purchase Price	16	27,994	21,709	$140,051	$139,947		26.3%
Internal Valuation	14	12,853	10,071	93,354	143,560	(2)	27.0%
Third-party Appraisal(3)	42	20,947	17,887	213,927	248,157		46.7%
Total	72	61,794	49,667	$447,332	$531,664		100.0%

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.

(2)
98.1% of this valuation, or approximately $140.8 million, is supported by values as determined by third-party appraisals performed between October 2014 and June 2016. The difference of approximately $2.8 million represents the net appreciation of those properties since the time of such appraisals, as determined in accordance with our Valuation Policy.

(3)	Appraisals performed between March 2017 and October 2017.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of September 30, 2017, include land values per farmable acre, market rental rates per farmable acre and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$815 – $103,000	$39,325	$4,123 – $105,000	$51,376
Market Rent (per farmable acre)	$261 – $4,864	$1,858	$215 – $4,500	$1,996
Market Capitalization Rate	3.44% – 5.49%	4.47%	3.12% – 5.87%	4.04%
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
Management believes that the purchase prices of the farms acquired during the previous 12 months, the most recent appraisals available for the farms acquired prior to the previous 12 months that were not valued internally and the farms that were valued internally during the previous 12 months fairly represent the current market values of the properties as of September 30, 2017, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended September 30, 2017, from the prior value basis as of June 30, 2017, is provided in the table below (dollars in thousands):

Total portfolio fair value as of June 30, 2017		$492,972
Plus: Acquisition of seven new farms during the three months ended September 30, 2017		38,178
Plus net value appreciation (depreciation) during the three months ended September 30, 2017:
13 farms valued via third-party appraisals	$514
Total net appreciation for the three months ended September 30, 2017		514
Total portfolio fair value as of September 30, 2017		$531,664
Management also determined fair values of all of its long-term borrowings. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of September 30, 2017, was approximately $286.3 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of $292.1 million. In addition, using the closing stock price as of September 30, 2017, the fair value of the Term Preferred stock was determined to be approximately $29.8 million, as compared to a carrying value (excluding unamortized related issuance costs) of $28.8 million.
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

As of September 30, 2017, we estimate our NAV per common share to be $14.15, as detailed below (dollars in thousands, except per-share amount):

Total equity per balance sheet		$118,986
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(447,332)
Plus: estimated fair value of real estate holdings(2)	531,664
Net fair value adjustment for real estate holdings		84,332
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	320,886
Less: fair value of aggregate long-term indebtedness(3)(4)	(316,086)
Net fair value adjustment for long-term indebtedness		4,800
Estimated NAV		$208,118
Total shares outstanding(5)		14,712,408
Estimated NAV per common share		$14.15

(1)	Per Net Cost Basis as presented in the table above.

(2)	Per Current Fair Value as presented in the table above.

(3)	Includes the principal balances outstanding of all long-term borrowings (consisting of mortgage notes and bonds payable) and the Term Preferred Stock.

(4)	Long-term mortgage notes and bonds payable were valued using a discounted cash flow model. The Term Preferred Stock was valued based on its closing stock price as of September 30, 2017.

(5)	Includes 13,485,025 shares of common stock and 1,227,383 OP Units held by non-controlling limited partners (representing 8.3% of all OP Units issued and outstanding as of September 30, 2017).
A quarterly roll-forward in the estimated NAV per common share for the three months ended September 30, 2017, is provided below:

Estimated NAV per common share as of June 30, 2017		$14.46
Plus net income		(0.02)
Plus change in valuations:
Net change in unrealized appreciation of farmland portfolio(1)	$—
Net change in unrealized fair value of long-term indebtedness	0.10
Net change in valuations		0.10
Less distributions		(0.13)
Less dilutive effect of equity issuances(2)		(0.26)
Estimated NAV per common share as of September 30, 2017		$14.15

(1)
The net change in unrealized appreciation of farmland portfolio consists of three components: (i) an increase of $0.04 due to the net appreciation in value of 13 farms that were valued during the three months ended September 30, 2017, (ii) an increase of $0.15 due to the aggregate depreciation and amortization expense recorded during the three months ended September 30, 2017, and (iii) a decrease of $0.19 due to capital improvements made on certain properties that have not been considered in the determination of the respective properties’ estimated fair values.

(2)	Reflective of the September 2017 Follow-on Offering and shares of common stock sold under the ATM Program during the three months ended September 30, 2017.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs, may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated the NAV per share as of September 30, 2017, to be $14.15 per the calculation above, the closing price of our common stock on September 30, 2017, was $13.62, and it has subsequently traded between $13.01 and $14.29 per share.
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
As of September 30, 2017, excluding our Term Preferred Stock, the fair value of our fixed-rate borrowings outstanding, which accounted for approximately 98.3% of our total indebtedness, at cost, as of September 30, 2017, was approximately $286.3 million. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. If market interest rates had been one percentage point lower or higher than those rates in place as of September 30, 2017, the fair value of our fixed-rate borrowings would have increased or decreased by approximately $13.8 million or $12.8 million, respectively.
There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended September 30, 2017, from that disclosed in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Sales of Unregistered Securities
During the three months ended September 30, 2017, we issued 50,000 shares of common stock in exchange for 50,000 OP Units that were held by certain limited partners of our Operating Partnership in connection with certain of our prior acquisitions. OP Units are generally redeemable for cash or, at our discretion, exchangeable into shares of our common stock on a one-for-one basis. The cash redemption amount per OP Unit is based on the market price of a shares of our common stock at the time of redemption. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
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

4.2	Form of Certificate for 6.375% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 11, 2016.
11	Computation of Per Share Earnings from Operations.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: November 7, 2017	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: November 7, 2017	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors