Form 10-Q
period 2018-03-31
GLADSTONE LAND Corp
filed 2018-05-08
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 7, 2018, was 15,381,199.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Investments in real estate, net	$458,915	$449,486
Lease intangibles, net	5,328	5,492
Cash and cash equivalents	2,679	2,938
Crop inventory	2,059	1,528
Other assets, net	3,935	2,834
TOTAL ASSETS	$472,916	$462,278

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$3,900	$10,000
Mortgage notes and bonds payable, net	289,050	291,002
Series A cumulative term preferred stock, par value $0.001 per share; $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of March 31, 2018, and December 31, 2017, net	27,948	27,890
Accounts payable and accrued expenses	8,575	7,398
Due to related parties, net(1)	950	940
Other liabilities, net	10,525	7,097
Total liabilities	340,948	344,327
Commitments and contingencies(2)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value; 6,500,000 shares authorized, no shares issued and outstanding as of March 31, 2018; no shares authorized, issued, or outstanding as of December 31, 2017	—	—
Common stock, $0.001 par value; 91,500,000 shares authorized, 15,216,199 shares issued and outstanding as of March 31, 2018; 98,000,000 shares authorized, 13,791,574 shares issued and outstanding as of December 31, 2017	15	14
Additional paid-in capital	145,990	129,705
Distributions in excess of accumulated earnings	(21,950)	(19,802)
Total stockholders’ equity	124,055	109,917
Non-controlling interests in Operating Partnership	7,913	8,034
Total equity	131,968	117,951
TOTAL LIABILITIES AND EQUITY	$472,916	$462,278

(1)	Refer to Note 6, “Related-Party Transactions,” for additional information.

(2)	Refer to Note 8, “Commitments and Contingencies,” for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
OPERATING REVENUES:
Rental revenue	$6,688	$5,748
Tenant recovery revenue	6	2
Other operating revenues	2,551	—
Total operating revenues	9,245	5,750
OPERATING EXPENSES:
Depreciation and amortization	2,189	1,472
Property operating expenses	428	284
Acquisition-related expenses	134	9
Management fee(1)	656	394
Incentive fee(1)	—	350
Administration fee(1)	274	227
General and administrative expenses	419	410
Other operating expenses	2,359	—
Total operating expenses	6,459	3,146
OPERATING INCOME	2,786	2,604

OTHER INCOME (EXPENSE):
Other income	315	184
Interest expense	(2,832)	(2,157)
Distributions attributable to mandatorily-redeemable preferred stock	(458)	(458)
Property and casualty loss	(129)	—
Total other expense	(3,104)	(2,431)
NET (LOSS) INCOME	(318)	173
Net loss (income) attributable to non-controlling interests	21	(21)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(297)	$152

(LOSS) EARNINGS PER COMMON SHARE:
Basic and diluted	$(0.02)	$0.01
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	13,957,732	10,395,736

(1)	Refer to Note 6, “Related-Party Transactions,” for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests
	Number of Shares	Par Value					Total Equity

Balance at December 31, 2016	10,024,875	$10	$90,082	$(13,402)	$76,690	$11,087	$87,777
Net income	—	—	—	152	152	21	173
Issuance of common stock, net	1,825,749	2	19,553	—	19,555	—	19,555
Distributions	—	—	—	(1,371)	(1,371)	(187)	(1,558)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	1	1
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	(623)	—	(623)	623	—
Balance at March 31, 2017	11,850,624	$12	$109,012	$(14,621)	$94,403	$11,545	$105,948

Balance at December 31, 2017	13,791,574	$14	$129,705	$(19,802)	$109,917	$8,034	$117,951
Net loss	—	—	—	(297)	(297)	(21)	(318)
Issuance of common stock, net	1,416,925	1	16,714	—	16,715	—	16,715
Distributions	—	—	—	(1,851)	(1,851)	(129)	(1,980)
Redemption of OP Units	7,700	—	63	—	63	(463)	(400)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	(492)	—	(492)	492	—
Balance at March 31, 2018	15,216,199	$15	$145,990	$(21,950)	$124,055	$7,913	$131,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(318)	$173
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,189	1,472
Amortization of debt issuance costs	143	116
Amortization of deferred rent assets and liabilities, net	(90)	(50)
Bad debt expense	1	—
Property and casualty loss	129	—
Changes in operating assets and liabilities:
Crop inventory and Other assets, net	(1,659)	(150)
Accounts payable and accrued expenses and Due to related parties, net	(1,132)	(187)
Other liabilities, net	3,488	1,372
Net cash provided by operating activities	2,751	2,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate	(5,032)	(53,532)
Capital expenditures on existing real estate	(4,478)	(468)
Change in deposits on real estate acquisitions and investments, net	200	(215)
Net cash used in investing activities	(9,310)	(54,215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity	17,486	20,722
Offering costs	(685)	(1,054)
Payments for redemption of OP Units	(400)	—
Borrowings from mortgage notes and bonds payable	1,260	32,400
Repayments of mortgage notes and bonds payable	(3,118)	(2,231)
Borrowings from lines of credit	7,500	23,000
Repayments of lines of credit	(13,600)	(19,500)
Payments of financing fees	(163)	(274)
Distributions paid on common stock	(1,851)	(1,372)
Distributions paid to non-controlling interests in Operating Partnership	(129)	(187)
Net cash provided by financing activities	6,300	51,504
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(259)	35
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,938	2,438
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,679	$2,473

NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	4,621	199
Real estate additions included in Other liabilities, net	33	—
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	109	171
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	48	22
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the limited partnership interests in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of March 31, 2018, and December 31, 2017, the Company owned 94.0% and 93.2%, respectively, of the outstanding OP Units (see Note 7, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be treated as a taxable REIT subsidiary (“TRS”) of ours. On October 17, 2017 Land Advisers began farming a 169-acre farm located in Ventura County, California, under a short-term lease that will expire on July 31, 2018. Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2018 (the “Form 10-K”). The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Impairment of Real Estate Assets
We account for the impairment of our tangible and identifiable intangible real estate assets in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment” (“ASC 360”), which requires us to periodically review the carrying value of each property to determine whether indicators of impairment exist. If circumstances support the possibility of impairment, we prepare a projection of the total undiscounted future cash flows of the specific property, including proceeds from disposition without interest charges, and compare them to the net book value of the property to determine whether the carrying value of the property is recoverable. If the carrying amount is more than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying value exceeds the estimated fair value of the property.
We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. During the three months ended March 31, 2018, a lightning strike damaged certain irrigation infrastructure on one of our properties in Arizona; however, we determined no indicator of impairment existed, and no impairment loss was recorded. See “—Property and Casualty Loss” within Note 3, “Real Estate and Intangible Assets,” for additional details on this event.
As of March 31, 2018, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
Crop Inventory and Crop Sales
Crop Inventory
Costs incurred by Land Advisers to grow crops consisted primarily of growing costs (including the costs of land preparation, plants, fertilizers and pesticides, and labor costs), harvesting and selling costs (including labor costs for harvesting, packaging and cooling costs, and sales commissions), and certain overhead costs (including management/oversight costs). These costs are accumulated and deferred until the related crops are harvested and sold and are recorded in Crop inventory on the accompanying Condensed Consolidated Balance Sheets at the lower of cost or market value.
Crop inventory consisted of the following (dollars in thousands, except for footnotes):

	March 31, 2018	December 31, 2017
Growing costs	$1,770	$1,335
Harvesting and selling costs	160	—
Overhead costs(1)	129	193
Total Crop inventory	$2,059	$1,528

(1)
Includes approximately $80,000 and $71,000 of unallocated fees earned by our Adviser from Land Advisers as of March 31, 2018, and December 31, 2017, respectively (see Note 6, “Related-Party Transactions—TRS Fee Arrangements” for further discussion on this fee).

Crop Sales
Revenues from the sale of harvested crops are recognized when the harvested crops have been delivered to the facility and title has transferred and are recorded using the market price on the date of delivery. Accumulated costs are charged to cost of products sold (based on percentage of gross revenues from sales) as the related crops are harvested and sold.
Revenues from the sale of harvested crops and accumulated costs allocated to the crops sold are shown in the following table (dollars in thousands, except for footnotes):

For the Three Months Ended March 31, 2018
Sales revenues(1)	$2,546
Cost of sales(2)(3)(4)	(2,359)

(1)	Included within Other operating revenues on the accompanying Condensed Consolidated Statement of Operations.

(2)	Included within Other operating expenses on the accompanying Condensed Consolidated Statement of Operations.

(3)	Excludes rent expense owed to the Company and interest expense owed on a loan from the Company to Land Advisers, both of which expenses were eliminated in consolidation.

(4)
Excludes the allocation of a fee earned by our Adviser from Land Advisers of approximately $66,000, which is included within Management Fee on the accompanying Condensed Consolidated Statement of Operations (see Note 6, “Related-Party Transactions—TRS Fee Arrangements—TRS Expense Sharing Agreement” for further discussion on this fee).

There was minimal harvesting and sales activity on the farm operated by Land Advisers prior to January 1, 2018.
Income Taxes
We have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT under the Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally are not subject to federal corporate income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders and meet certain other conditions. As such, in general, as long as we qualify as a REIT, no provision for federal income taxes will be necessary, except for taxes on undistributed REIT taxable income and taxes on the income generated by a TRS (such as Land Advisers), if any.
Should we have a taxable income or loss in the future, we will account for any income taxes in accordance with the provisions of ASC 740, “Income Taxes,” using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases (including for operating loss, capital loss, and tax credit carryforwards) and are calculated using the enacted tax rates and laws expected to be in effect when such amounts are realized or settled. In addition, we will establish valuation allowances for tax benefits when we believe it is more-likely-than-not (defined as a likelihood of more than 50%) that such assets will not be realized.
On October 17, 2017, Land Advisers, our wholly-owned TRS, which is subject to federal and state income taxes, took over the operations on one of our farms in California. There was no taxable income from Land Advisers for the year ended December 31, 2017. As of the three months ended March 31, 2018, we estimated a tax benefit of approximately $34,000 based on the taxable loss recorded at Land Advisers during the three months ended March 31, 2018. However, as the lease with Land Advisers expires on July 31, 2018 (and we do not believe the likelihood of conducting additional farming operations through Land Advisers to be greater than 50%), we do not believe it probable that this loss carryforward will be realized. As such, we established a valuation allowance against the deferred tax asset for the full amount and did not recognize any tax benefit from this taxable loss in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2018.
Reclassifications
Certain line items on the accompanying Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017, have been reclassified to conform to the current period’s presentation. On the Condensed Consolidated Statement of Operations, certain property-specific costs have been reclassified from general and administrative expenses to property operating expenses. In addition, on the Condensed Consolidated Statement of Cash Flows, deposits on future acquisitions, deposits applied against real estate investments, and deposits refunded are presented on a net basis as a single line item within the “Cash Flows From Investing Activities” section; and borrowings from and repayments on lines of credit (previously reported on a net basis) have been separated, and each are presented on a gross basis within the “Cash Flows from Financing Activities” section. These reclassifications had no impact on previously-reported net income, equity, or net change in cash and cash equivalents.
Significant Accounting Policies
The preparation of financial statements in accordance with GAAP requires management to make judgments that are subjective in order to make certain estimates and assumptions, and our application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements included in our Form 10-K. There were no material changes to our significant accounting policies during the three months ended March 31, 2018.
Recently-Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which was amended in each of March, April, May, and December of 2016. ASU 2014-09, as amended, supersedes or replaces nearly all GAAP revenue recognition guidance and establishes a new, control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. ASU 2014-09 was adopted beginning with the three months ended March 31, 2018, using the modified retrospective method (under which the cumulative effect of initially applying the guidance was recognized at the date of initial application). Our adoption of ASU 2014-09 did not (and is not expected to) have a material impact on our results of operations or financial condition, as the primary impact of this update is related to common area maintenance and other material tenant reimbursements, whereas the majority of our revenue is from rental income pursuant to net-lease agreements, with very little being attributed to tenant recoveries. The impact of ASU 2014-09 will not take effect until the new leasing standard (ASU 2016-02, as defined below) becomes effective on January 1, 2019.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which provides guidance on certain cash flow classification issues, with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified on the statement of cash flows. ASU 2016-15 was adopted beginning with the three months ended March 31, 2018, and did not have a material impact on our condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-18”), which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts described as restricted cash or restricted cash equivalents. Under ASU 2016-18, amounts described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance became effective beginning with the three months ended March 31, 2018, and did not have a material impact on our condensed consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance nonfinancial assets in contracts with non-customers (unless other specific guidance applies). ASU 2017-05 requires derecognition once control of a distinct nonfinancial asset or in-substance nonfinancial asset is transferred. Additionally, when a company transfers its controlling interest in a nonfinancial asset but retains a non-controlling ownership interest, any non-controlling interest received is required to be measured at fair value, and the company is required to recognize a full gain or loss on the transaction. As a result of ASU 2017-05, the guidance specific to real estate sales in ASC 360-20 will be eliminated, and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. ASU 2017-05 was adopted beginning with the three months ended March 31, 2018, utilizing the modified retrospective approach, and its adoption did not (and is not expected to) have a material impact on our condensed consolidated financial statements.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about our 75 farms as of March 31, 2018 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California	29	8,241	7,465	$211,816	$146,767
Florida	16	11,006	8,846	115,140	73,003
Arizona(3)	6	6,280	5,228	45,126	22,691
Colorado	10	31,450	24,513	42,081	24,538
Oregon	4	2,313	2,003	19,794	11,970
Nebraska	2	2,559	2,101	10,585	6,602
Washington	1	746	417	9,250	5,368
Michigan	5	446	291	5,042	2,790
North Carolina	2	310	295	2,352	1,301
	75	63,351	51,159	$461,186	$295,030

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Includes Investments in real estate, net (excluding improvements paid for by the tenant) and Lease intangibles, net; plus net above-market lease values and lease incentives included in Other assets, net; and less net below-market lease values and deferred revenue included in Other liabilities, net; each as shown on the accompanying Condensed Consolidated Balance Sheet.

(2)
Excludes approximately $2.1 million of debt issuance costs related to mortgage notes and bonds payable, included in Mortgage notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet.

(3)
Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had a net cost basis of approximately $3.1 million as of March 31, 2018 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).

Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of March 31, 2018, and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Real estate:
Land and land improvements	$360,381	$356,316
Irrigation systems	56,234	50,282
Buildings	18,429	18,191
Horticulture	35,837	34,803
Other improvements	6,584	6,551
Real estate, at cost	477,465	466,143
Accumulated depreciation	(18,550)	(16,657)
Real estate, net	$458,915	$449,486
Real estate depreciation expense on these tangible assets was approximately $1.9 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.
Included in the figures above are amounts related to tenant improvements, which are improvements made on certain of our properties paid for by our tenants but owned by us. As of each of March 31, 2018, and December 31, 2017, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.4 million. We recorded both depreciation expense and additional rental revenue related to these tenant improvements of approximately $76,000 and $37,000 during the three months ended March 31, 2018 and 2017, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of March 31, 2018, and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Lease intangibles:
Leasehold interest – land	$3,498	$3,498
In-place leases	1,404	1,451
Leasing costs	1,523	1,490
Tenant relationships	439	439
Lease intangibles, at cost	6,864	6,878
Accumulated amortization	(1,536)	(1,386)
Lease intangibles, net	$5,328	$5,492
Total amortization expense related to these lease intangible assets was approximately $293,000 and $139,000 for the three months ended March 31, 2018 and 2017, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net and Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of March 31, 2018, and December 31, 2017 (dollars in thousands).

	March 31, 2018		December 31, 2017
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$26	$(7)	$26	$(5)
Below-market lease values and deferred revenue(2)	(823)	142	(823)	125
	$(797)	$135	$(797)	$120

(1)
Above-market lease values and lease incentives are included as part of Other assets, net on the accompanying Condensed Consolidated Balance Sheets, and the related amortization is recorded as a reduction of rental income.

(2)
Below-market lease values and deferred revenue are included as a part of Other liabilities, net on the accompanying Condensed Consolidated Balance Sheets, and the related accretion is recorded as an increase to rental income.

Total amortization related to above-market lease values and lease incentives was approximately $2,000 for each of the three months ended March 31, 2018 and 2017. Total accretion related to below-market lease values and deferred revenue was approximately $17,000 and $15,000 for the three months ended March 31, 2018 and 2017, respectively.
Acquisitions
Upon our adoption of ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” during the three months ended December 31, 2016, most acquisitions, including those with a prior leasing history, are generally treated as an asset acquisition under ASC 360. For acquisitions accounted for as asset acquisitions under ASC 360, all acquisition-related costs are capitalized and included as part of the fair value allocation of the identifiable tangible and intangible assets acquired, other than those costs that directly related to originating new leases we execute upon acquisition, which are capitalized as part of leasing costs. In addition, total consideration for acquisitions may include a combination of cash and equity securities, such as OP Units. When OP Units are issued in connection with acquisitions, we determine the fair value of the OP Units issued based on the number of units issued multiplied by the closing price of the Company’s common stock on the date of acquisition.
2018 Acquisitions
During the three months ended March 31, 2018, we acquired two new farms, which are summarized in the table below (dollars in thousands).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)	New Long-term Debt
Taft Highway(3)	Kern, CA	1/31/2018	161	1	Potatoes and Melons	N/A	N/A	$2,945	$33	$—	$—	(4)
Cemetery Road	Van Buren, MI	3/13/2018	176	1	Blueberries	9.6 years	N/A	2,100	39	150	1,260
			337	2				$5,045	$72	$150	$1,260

(1)	Unless noted otherwise, acquisitions were accounted for as asset acquisitions under ASC 360.

(2)	Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

(3)	Farm was purchased with no lease in place at the time of acquisition.

(4)	Subsequent to March 31, 2018, we entered into a loan agreement with an existing lender collateralized by this farm (see Note 10, “Subsequent Events” for additional information on the loan).
During the three months ended March 31, 2018, in the aggregate, we recognized operating revenues of approximately $8,000 and a net loss of approximately $5,000 related to the above acquisitions.
2017 Acquisitions
During the three months ended March 31, 2017, we acquired one new farm, which is summarized in the table below (dollars in thousands).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)		Annualized Straight-line Rent(2)	Net Long-term Debt
Citrus Boulevard	Martin, FL	1/12/2017	3,748	1	Organic Vegetables	7.0 years	3 (5 years)	$54,000	$80	(2)	$2,926	$32,400

(1)	Unless noted otherwise, acquisitions were accounted for as asset acquisitions under ASC 360.

(2)	Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.
During the three months ended March 31, 2017, in the aggregate, we recognized operating revenues of approximately $645,000 and earnings of approximately $380,000 related to the above acquisition.

Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the three months ended March 31, 2018 and 2017 is as follows (dollars in thousands):

Acquisition Period	Land and Land Improvements	Buildings	Irrigation & Drainage Systems	Horticulture	In-place Leases	Leasing Costs	Total Purchase Price
2018 Acquisitions	$3,256	$123	$582	$961	76	$47	$5,045
2017 Acquisitions	52,375	178	1,447	—	—	—	54,000
Acquired Intangibles and Liabilities
The following table shows the weighted-average amortization periods (in years) for the intangible assets acquired and liabilities assumed in connection with new real estate acquired during the three months ended March 31, 2018. There were no intangible assets acquired or liabilities assumed in connection with new real estate acquired during the three months ended March 31, 2017.

Intangible Assets and Liabilities	Weighted-Average Amortization Period (in Years)
In-place leases	9.6
Leasing costs	9.6
All intangible assets and liabilities	9.6
Significant Existing Real Estate Activity
Lease Renewals
During the three months ended March 31, 2018, we terminated the leases on two of our farms in Cochise County, Arizona, early and entered into two new lease agreements with a new tenant. Each of the new leases is for a term of one year and provides for aggregate minimum rents of approximately $480,000, which represents a decrease of approximately $203,000 (approximately 29.7%) from that of the prior leases (before each of their terminations). However, each of the new leases also contains a variable rent component based on the total gross revenues earned by the tenants on the respective farms, whereas the prior leases were both fixed-rent leases. In addition, both of the new leases are pure, triple-net lease agreements, whereas one of the prior leases was a partial-net lease (with us responsible for the property taxes on the farm). In connection with one of the early lease terminations, on the termination date, the lease had a deferred rent liability balance of approximately $84,000. In accordance with ASC 360-10, we recognized this balance as additional rental income during the three months ended March 31, 2018 (on the lease termination date). In connection with the other early lease termination, a full allowance of the respective lease’s deferred rent asset balance (which was approximately $50,000) was recorded to bad debt expense during the three months ended December 31, 2017. No downtime was incurred as a result of the early terminations and re-leasing of these farms, nor were any leasing commissions or tenant improvements incurred in connection with the new leases.
Project Completion
In connection with a lease amendment executed on one of our Florida properties in June 2017, we committed to providing additional capital to expand and upgrade the existing cooler on the property. These improvements were completed during the three months ended March 31, 2018, at a total cost of approximately $748,000. As a result of these improvements (and pursuant to the lease amendment), we expect to receive approximately $302,000 of additional rental income throughout the term of the lease, which expires on June 30, 2022.
Property and Casualty Loss
In January 2018, a lightning strike damaged the power plant that supplies power to one of our Arizona properties, causing damage to certain irrigation improvements on our property. We estimated the carrying value of the improvements damaged by the lightning strike to be approximately $129,000. During the three months ended March 31, 2018, we wrote down the carrying values of the damaged improvements by approximately $129,000, and, in accordance with ASC 610-30, “Revenue Recognition—Other Income—Gains and Losses on Involuntary Conversions,” recorded a corresponding property and casualty loss on the accompanying Condensed Consolidated Statement of Operations.
Repairs were completed on the damaged irrigation improvements during the three months ended March 31, 2018. During the three months ended March 31, 2018, we incurred approximately $81,000 to repair the damaged improvements, of which approximately $34,000 was capitalized as real estate additions and $47,000 was recorded as repairs and maintenance expense, which is included within Property operating expenses on the accompanying Condensed Consolidated Statements of Operations.
All of the improvements damaged on this property were insured, either by us or the tenant, at the time of the lightning strike, and we believe at least partial recovery of the damage-related costs incurred is probable. However, we are still in the process of assessing the amount expected to be recovered, as well as the collectability of such amounts; thus, no offset to the loss has been recorded as of March 31, 2018.
Portfolio Diversification and Concentrations
Diversification
The following table summarizes the geographic locations, by state, of our farms with leases with third-party tenants in place as of March 31, 2018 and 2017 (dollars in thousands):

	As of and For the Three Months Ended March 31, 2018					As of and For the Three Months Ended March 31, 2017
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California	29	8,241	13.0%	$3,028	45.3%	22	6,713	12.4%	$2,857	49.7%
Florida	16	11,006	17.4%	1,754	26.2%	16	9,315	17.1%	1,531	26.6%
Colorado	10	31,450	49.6%	686	10.3%	9	30,170	55.5%	673	11.7%
Arizona	6	6,280	9.9%	528	7.9%	2	3,000	5.5%	186	3.2%
Oregon	4	2,313	3.7%	307	4.6%	4	2,313	4.3%	294	5.1%
Nebraska	2	2,559	4.0%	145	2.2%	2	2,559	4.7%	145	2.6%
Washington	1	746	1.2%	121	1.8%	—	—	—%	—	—%
Michigan	5	446	0.7%	70	1.0%	4	270	0.5%	62	1.1%
North Carolina	2	310	0.5%	49	0.7%	—	—	—%	—	—%
TOTALS	75	63,351	100.0%	$6,688	100.0%	59	54,340	100.0%	$5,748	100.0%
Concentrations
Credit Risk
As of March 31, 2018, our farms were leased to 52 different, third-party tenants (plus one related-party tenant), with certain tenants leasing more than one farm. One unrelated tenant (“Tenant A”) leases five of our farms, and aggregate rental revenue attributable to Tenant A accounted for approximately $1.1 million, or 16.6%, of the rental revenue recorded during the three months ended March 31, 2018. If Tenant A fails to make rental payments, elects to terminate its leases prior to their expirations, or does not renew its leases (and we cannot re-lease the farms on satisfactory terms), there could be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total rental revenue recorded during the three months ended March 31, 2018.
Geographic Risk
As of March 31, 2018, 29 of the 75 farms we owned were located in California, 16 farms were located in Florida, and 10 farms were located in Colorado. Further, our California, Florida, and Colorado farms accounted for approximately $3.0 million (45.3%), $1.8 million (26.2%), and $0.7 million (10.3%), respectively, of the rental revenue recorded during the three months ended March 31, 2018. Our 29 California farms are spread across four of the many different growing regions within the state. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California or Florida were materially impacted by the recent wildfires or hurricanes in those respective areas. No other single state accounted for more than 10.0% of the total rental revenue recorded during the three months ended March 31, 2018.

NOTE 4. BORROWINGS
Our borrowings as of March 31, 2018, and December 31, 2017 are summarized below (dollars in thousands):

	Carrying Value as of		As of March 31, 2018
	March 31, 2018	December 31, 2017	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Mortgage notes and bonds payable:
Fixed-rate mortgage notes payable	$205,579	$208,469	3.16%–4.70%; 3.62%	6/1/2020–11/1/2041; May 2029
Fixed-rate bonds payable	85,551	84,519	2.38%–4.47%; 3.15%	7/30/2018–3/13/2028; August 2021
Total mortgage notes and bonds payable	291,130	292,988
Debt issuance costs – mortgage notes and bonds payable	(2,080)	(1,986)	N/A	N/A
Mortgage notes and bonds payable, net	$289,050	$291,002

Variable-rate revolving lines of credit	$3,900	$10,000	3.95%	4/5/2024

Total borrowings, net	$292,950	$301,002

(1)	Where applicable, stated interest rates are before interest patronage (as described below).
The weighted-average interest rate charged on the above borrowings, excluding the impact of debt issuance costs and before any interest patronage, or refunded interest, was 3.52% for the three months ended March 31, 2018, as compared to 3.25% for the prior-year period. In addition, 2017 interest patronage from our Farm Credit Notes Payable (as defined below), which we received prior to the filing of this Form 10-Q and recorded during the three months ended March 31, 2018, resulted in a 18.0% reduction (approximately 71 basis points) to the stated interest rates on such borrowings. We are unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2018 on our Farm Credit Notes Payable.
MetLife Borrowings
MetLife Facility
On May 9, 2014, we closed on a credit facility (the “MetLife Facility”) with Metropolitan Life Insurance Company (“MetLife”). As a result of subsequent amendments, the MetLife Facility currently consists of an aggregate of $200.0 million of term notes (the “MetLife Term Notes”) and $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit”). The following table summarizes the pertinent terms of the MetLife Facility as of March 31, 2018 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
MetLife Term Notes	$200,000	(1)	1/5/2029	$128,914	3.30%, fixed through 1/4/2027	(2)	$63,530	(3)(4)
MetLife Lines of Credit	75,000		4/5/2024	3,900	3-month LIBOR + 2.25%	(5)	71,100	(3)
Total principal outstanding				$132,814

(1)
If the aggregate commitment under the MetLife Facility is not fully utilized by December 31, 2019, MetLife has the option to be relieved of its obligation to disburse the additional funds under the MetLife Term Notes.

(2)
Represents the blended interest rate as of March 31, 2018. Interest rates for subsequent disbursements will be based on then-prevailing market rates. The interest rate on all then-outstanding disbursements will be subject to adjustment on January 5, 2027. Through December 31, 2019, the MetLife Term Notes are also subject to an unused fee from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the MetLife Term Notes).

(3)
Based on the properties that were pledged as collateral under the MetLife Facility, as of March 31, 2018, the maximum additional amount we could draw under the facility was approximately $16.5 million.

(4)	Net of amortizing principal payments of approximately $7.6 million.

(5)
The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under each line of credit). The interest rate spread will be subject to adjustment on October 5, 2019. As of March 31, 2018, the interest rate on the MetLife Lines of Credit was 3.95%.

Individual MetLife Notes
The following table summarizes, in the aggregate, the terms of two additional loan agreements entered into with MetLife (collectively, the “Individual MetLife Notes”) as of March 31, 2018 (dollars in thousands):

Date of Issuance	Principal Outstanding	Maturity Date	Principal Amortization	Interest Rate Terms
5/31/2017	$15,032	2/14/2022 & 2/14/2025	28.6 years	3.55% & 3.85%, fixed throughout their respective terms
As of March 31, 2018, we were in compliance with all covenants applicable to the MetLife Borrowings.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements with certain Farm Credit associations, including Farm Credit of Central Florida, FLCA (“Farm Credit CFL”), Farm Credit West, FLCA (“Farm Credit West”), Cape Fear Farm Credit, ACA (“CF Farm Credit”), Farm Credit of Florida, ACA (“Farm Credit FL”), and Northwest Farm Credit Services, FLCA (“NW Farm Credit,” and, collectively, with the other Farm Credit associations, “Farm Credit”). The following table summarizes, in the aggregate, the pertinent terms of the loans outstanding from Farm Credit (collectively, the “Farm Credit Notes Payable”) as of March 31, 2018 (dollars in thousands, except for footnotes):

Issuer	# of Loans Outstanding	Dates of Issuance	Maturity Dates	Principal Outstanding	Stated Interest Rate(1)
Farm Credit CFL	7	9/19/2014 – 7/13/2017	6/1/2020 – 10/1/2040	$24,496	4.29%	(2)
Farm Credit West	4	4/4/2016 – 12/20/2017	5/1/2037 – 11/1/2041	24,222	4.02%	(3)
CF Farm Credit	1	6/14/2017	7/1/2022	1,301	4.41%	(4)
Farm Credit FL	1	8/9/2017	3/1/2037	5,727	4.70%	(5)
NW Farm Credit	1	9/8/2017	9/1/2024	5,368	4.41%	(6)
Total	14			$61,114

(1)	Represents the weighted-average, blended rate (before interest patronage, as discussed below) on the respective borrowings as of March 31, 2018.

(2)
In April 2018, we received interest patronage of approximately $142,000 related to interest accrued on loans from Farm Credit CFL during the year ended December 31, 2017, which resulted in a 15.1% reduction (approximately 58 basis points) to the stated interest rates on such borrowings. In April 2017, we received interest patronage related to loans from Farm Credit CFL of approximately $124,000.

(3)
In February 2018, we received interest patronage of approximately $126,000 related to interest accrued on loans from Farm Credit West during the year ended December 31, 2017, which resulted in a 19.7% reduction (approximately 75 basis points) to the stated interest rates on such borrowings. In February 2017, we received interest patronage related to loans from Farm Credit West of approximately $59,000.

(4)
In April 2018, we received interest patronage of approximately $11,000 related to interest accrued on loans from CF Farm Credit during the year ended December 31, 2017, which resulted in a 36.6% reduction (approximately 161 basis points) to the stated interest rates on such borrowings. We did not receive any interest patronage related to loans from CF Farm Credit prior to 2018.

(5)
In April 2018, we received interest patronage of approximately $27,000 related to interest accrued on loans from Farm Credit FL during the year ended December 31, 2017, which resulted in a 24.6% reduction (approximately 115 basis points) to the stated interest rates on such borrowings. We did not receive any interest patronage related to loans from Farm Credit FL prior to 2018.

(6)
In February 2018, we received interest patronage of approximately $17,000 related to interest accrued on loans from NW Farm Credit during the year ended December 31, 2017, which resulted in a 22.7% reduction (approximately 100 basis points) to the stated interest rates on such borrowings. We did not receive any patronage related to loans from NW Farm Credit prior to 2018.

Interest patronage, or refunded interest, on our borrowings from the various Farm Credit associations is generally recorded upon receipt and is included in Other income on our Condensed Consolidated Statements of Operations. Receipt of interest patronage typically occurs in the first half of the calendar year following the year in which the respective interest payments are made.
As of March 31, 2018, we were in compliance with all covenants applicable to the Farm Credit Notes Payable.
Farmer Mac Facility
On December 5, 2014, we, through certain subsidiaries of our Operating Partnership, entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”) for a secured note purchase facility. As amended, the Bond Purchase Agreement provides for bond issuances up to an aggregate principal amount of $125.0 million (the “Farmer Mac Facility”) through December 11, 2018.
During the three months ended March 31, 2018, we issued one bond for gross proceeds of approximately $1.3 million, the terms of which are summarized in the table below (dollars in thousands):

Date of Issuance	Gross Proceeds(1)		Maturity Dates	Principal Amortization	Interest Rate Terms
3/13/2018	$1,260	(1)	3/13/2028	None	4.47%, fixed throughout its respective term

(1)	Proceeds from these bonds were used for the acquisitions of a new farm.

The following table summarizes, in the aggregate, the terms of the 15 bonds outstanding under the Farmer Mac Facility as of March 31, 2018 (dollars in thousands):

Dates of Issuance	Initial Commitment		Maturity Dates	Principal Outstanding	Stated Interest Rate(1)	Undrawn Commitment
12/11/2014–3/13/2018	$125,000	(2)	7/30/2018–3/13/2028	$85,551	3.15%	$37,858	(3)

(1)	Represents the weighted-average interest rate as of March 31, 2018.

(2)	If the balance of the Farmer Mac Facility is not fully utilized by December 11, 2018, Farmer Mac has the option to be relieved of its obligations to purchase additional bonds under the facility.

(3)	As of March 31, 2018, there was no additional availability to draw under the Farmer Mac Facility, as no additional properties had been pledged as collateral.
As of March 31, 2018, we were in compliance with all covenants under the Farmer Mac Facility.
Rabo Note Payable
On October 13, 2017, in connection with the acquisition of a farm, we closed on a term loan from Rabo AgriFinance, LLC (“Rabo”). The following table summarizes the terms of our loan agreement with Rabo (the “Rabo Note Payable”) as of March 31, 2018 (dollars in thousands):

Date of Issuance	Maturity Date	Principal Outstanding	Principal Amortization	Stated Interest Rate
10/13/2017	10/1/2022	$518	25.0 years	4.59%
As of March 31, 2018, we were in compliance with all covenants under the Rabo Note Payable.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate mortgage notes and bonds payable as of March 31, 2018, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining nine months ending December 31:	2018	$20,315
For the fiscal years ending December 31:	2019	11,066
	2020	26,495
	2021	7,259
	2022	36,541
	2023	41,322
	Thereafter	148,132
		$291,130
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

As of March 31, 2018, the aggregate fair value of our long-term, fixed-rate mortgage notes and bonds payable was approximately $278.8 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs)

of approximately $291.1 million. The fair value of our long-term, fixed-rate mortgage notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature of the MetLife Lines of Credit and the lack of changes in market credit spreads, their aggregate fair value as of March 31, 2018, is deemed to approximate their aggregate carrying value of $3.9 million.
NOTE 5. MANDATORILY-REDEEMABLE PREFERRED STOCK
In August 2016, we completed a public offering of 6.375% Series A Cumulative Term Preferred Stock, par value $0.001 per share (the “Series A Term Preferred Stock”), at a public offering price of $25.00 per share. As a result of this offering (including the underwriters’ exercise of their option to purchase additional shares to cover over-allotments), we issued a total of 1,150,000 shares of the Series A Term Preferred Stock for gross proceeds of approximately $28.8 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $27.6 million. The Series A Term Preferred Stock is traded under the ticker symbol, “LANDP,” on the Nasdaq Global Market.
Generally, we may not redeem shares of the Series A Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. On or after September 30, 2018, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption. The shares of the Series A Term Preferred Stock have a mandatory redemption date of September 30, 2021, and are not convertible into our common stock or any other securities. We incurred approximately $1.2 million in total offering costs related to this issuance, which have been recorded net of the Series A Term Preferred Stock as presented on the accompanying Condensed Consolidated Balance Sheet, and we will amortize these costs over the mandatory redemption period.
The Series A Term Preferred Stock is recorded as a liability on our accompanying Condensed Consolidated Balance Sheets in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily-redeemable financial instruments should be classified as liabilities. In addition, the related dividend payments are treated similar to interest expense in the accompanying Condensed Consolidated Statements of Operations.
As of March 31, 2018, the fair value of our Series A Term Preferred Stock was approximately $29.6 million, as compared to the carrying value, exclusive of offering costs, of $28.8 million. The fair value of our Series A Term Preferred Stock is valued using Level 1 inputs under the hierarchy established by ASC 820-10, “Fair Value Measurements and Disclosures,” and is calculated based on the closing per-share price as of March 31, 2018, of $25.74.
The dividends to preferred stockholders declared by our Board of Directors and paid by us during the three months ended March 31, 2018 and 2017 are reflected in the table below.

Fiscal Year	Declaration Date	Record Date	Payment Date	Dividend per Preferred Share
2018	January 9, 2018	January 22, 2018	January 31, 2018	$0.1328125
	January 9, 2018	February 16, 2018	February 28, 2018	0.1328125
	January 9, 2018	March 20, 2018	March 30, 2018	0.1328125
	Three Months Ended March 31, 2018			$0.3984375

2017	January 10, 2017	January 20, 2017	January 31, 2017	$0.1328125
	January 10, 2017	February 16, 2017	February 28, 2017	0.1328125
	January 10, 2017	March 22, 2017	March 31, 2017	0.1328125

	Three Months Ended March 31, 2017			$0.3984375
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
The investment advisory agreement with our Adviser and the administration agreement with our Administrator (the “Administration Agreement”) each became effective February 1, 2013. On April 11, 2017, we entered into a Second Amended and Restated Investment Advisory Agreement (the “Amended Advisory Agreement”) with our Adviser that became effective beginning with the three months ended June 30, 2017. Our entrance into the Amended Advisory Agreement was approved unanimously by our board of directors, including, specifically, our independent directors.
A summary of the compensation terms for each of the investment advisory agreement with our Adviser that was in effect through March 31, 2017 (the “Prior Advisory Agreement”), the Amended Advisory Agreement, and the Administration Agreement is below.
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
Base Management Fee
A base management fee is paid quarterly and will be calculated as 2.0% per annum (0.50% per quarter) of the prior calendar quarter’s total adjusted equity, which is defined as total equity plus total mezzanine equity, if any, each as reported on our balance sheet, adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items (“Total Adjusted Equity”).
Incentive Fee
An incentive fee is calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Equity. For purposes of this calculation, Pre-Incentive Fee FFO is defined in the Amended Advisory Agreement as FFO (also as defined in the Amended Advisory Agreement) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends paid on preferred stock securities that are not treated as a liability for GAAP purposes. Our Adviser will receive: (i) no Incentive Fee in any calendar quarter in which the Pre-Incentive Fee FFO does not exceed the hurdle rate; (ii) 100% of the Pre-Incentive Fee FFO with respect to that portion of such Pre-Incentive Fee FFO, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (iii) 20% of the amount of the Pre-Incentive Fee FFO, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).
Capital Gains Fee
A capital gains-based incentive fee will be calculated and payable in arrears at the end of each fiscal year (or upon termination of the Amended Advisory Agreement). The capital gains fee shall equal: (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses, minus (ii) any aggregate capital gains fees paid in prior periods. For purposes of this calculation, realized capital gains and losses will be calculated as (x) the sales price of the property, minus (y) any costs to sell the property and the then-current gross value of the property (which includes the property’s original acquisition price plus any subsequent, non-reimbursed capital improvements). At the end of each fiscal year, if this figure is negative, no capital gains fee shall be paid. To date, no capital gains fee has been earned by our Advisor.
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
TRS Lease Assumption
On October 17, 2017, the then-existing lease on one of our farms was assigned by the tenant to Land Advisers. In connection with this transaction, on October 23, 2017, in exchange for services provided by our Adviser to Land Advisers, our Adviser and Land Advisers entered into an Expense Sharing Agreement (the “TRS Expense Sharing Agreement”). In addition, during the three months ended December 31, 2017, to account for the time our Administrator’s staff spends on activities related to Land Advisers, we adopted a policy wherein a portion of the fee paid by the Company to our Administrator pursuant to the Administration Agreement would be allocated to Land Advisers (the “TRS Administration Fee Allocation, and together with the TRS Expense Sharing Agreement, the “TRS Fee Arrangements”).
TRS Fee Arrangements
TRS Expense Sharing Agreement
Pursuant to the TRS Expense Sharing Agreement, our Adviser is responsible for maintaining the day-to-day operations on the farm leased to Land Advisers. In exchange for such services, Land Advisers compensates our Adviser through reimbursement of certain expenses incurred by our Adviser, including Land Advisers’ pro-rata share of our Adviser’s payroll and related benefits (based on the percentage of each employee’s time devoted to matters related to Land Advisers in relation to the time such employees devoted to all affiliated funds, collectively, advised by our Adviser) and general overhead expenses (based on the total general overhead expenses incurred by our Adviser multiplied by the ratio of hours worked by our Adviser’s employees on matters related to Land Advisers to the total hours worked by our Adviser’s employees).
Through March 31, 2018, our Adviser had incurred approximately $146,000 of costs related to services provided to Land Advisers (approximately $75,000 of which were incurred during the three months ended March 31, 2018). Such costs, while payable by Land Advisers, are initially accumulated and deferred (included within Crop inventory on the accompanying Condensed Consolidated Balance Sheets) and allocated to cost of sales as the related crops are harvested and sold. During the three months ended March 31, 2018, approximately $66,000 of the total accumulated costs incurred by our Adviser was allocated to the cost of crops sold and is included within Management Fee on the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2018. As of March 31, 2018, the amount of accumulated costs incurred by our Adviser that remain unallocated and deferred within crop inventory was approximately $80,000.
TRS Administration Fee Allocation
Under to the TRS Administration Fee Allocation, a portion of the fee owed by us to our Administrator under the Administration Agreement is allocated to Land Advisers based on the percentage of each employee’s time devoted to matters related to Land Advisers in relation to the total time such employees devoted to the Company.
During the three months ended March 31, 2018, approximately $12,000 of the administration fee that would have otherwise been owed by us to our Administrator was allocated to Land Advisers This administration fee is payable by Land Advisers and is included within Administration Fee on the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2018.
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
Financing Arrangement Agreement
We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing financing on our properties. Depending on the size of the financing obtained, the maximum amount of the financing fee, which will be payable upon closing of the respective financing, will range from 0.5% to 1.0% of the amount of financing obtained. The amount of the financing fee may be reduced or eliminated as determined by us and Gladstone Securities after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and general market conditions. No financing fees were paid to Gladstone Securities during the three months ended March 31, 2018. Through March 31, 2018, the total amount of financing fees paid to Gladstone Securities represented approximately 0.12% of the total financings secured since the Financing Arrangement Agreement has been in place.
Dealer-Manager Agreement
On January 10, 2018, we entered into a dealer-manager agreement (the “Dealer-Manager Agreement”), with Gladstone Securities, whereby Gladstone Securities will serve as our exclusive dealer-manager in connection with the Primary Offering of our Series B Preferred Stock (each as defined in Note 7, “Equity,” under “Series B Preferred Stock”). Under the Dealer-Manager Agreement, Gladstone Securities will provide certain sales, promotional, and marketing services to us in connection with the offering of the Series B Preferred Stock, and we will pay the Gladstone Securities (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series B Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer-manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the Primary Offering (the “Dealer-Manager Fee”).  No Selling Commissions or Dealer-Manager Fee shall be paid with respect to shares of the Series B Preferred Stock sold pursuant to the DRIP (as defined in Note 7, “Equity,” under “Series B Preferred Stock”). Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer-Manager Fee to participating broker-dealers in support of the Primary Offering. The terms of the Dealer-Manager Agreement were approved by our board of directors, including all of its independent directors. There have been no commissions or fees paid to Gladstone Securities in connection with the Series B Preferred Stock to date.
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying Condensed Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended March 31,
	2018		2017
Management fee(1)(2)	$656	(3)	$394
Incentive fee(1)(2)	—		350
Total fees to our Adviser	$656		$744
Administration fee(1)(2)	$274	(4)	$227

(1)	Pursuant to the agreements with our Adviser and Administrator as discussed above.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

(3)
Includes the allocation of approximately $66,000 of the total accumulated costs incurred by our Adviser as a result of the crops harvested and sold on the farm operated by Land Advisers during the three months ended March 31, 2018, as further described above under “TRS Expense Sharing Agreement.” Excludes an additional $80,000 of accumulated costs incurred by our Adviser pursuant to the TRS Expense Sharing Agreement that continues to be deferred and included within Crop inventory on the accompanying Condensed Consolidated Balance Sheet.

(4)	Includes the portion of administration fee that was allocated to Land Advisers (approximately $12,000), as further described above under “TRS Administration Fee Allocation.”
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of March 31, 2018, and December 31, 2017, were as follows (dollars in thousands):

	March 31, 2018		December 31, 2017
Management fee due to Adviser	$665	(1)	$666
Other due to Adviser(2)	11		16
Total due to Adviser	676		682
Administration fee due to Administrator	274	(3)	258
Total due to Administrator	274		258
Total due to related parties(4)	$950		$940

(1)	Includes approximately $75,000 owed by Land Advisers to our Advisor, pursuant to the TRS Expense Sharing Agreement, as discussed above.

(2)
Other fees due to or from related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser or Administrator on our behalf or by us on our Adviser’s or Administrator’s behalf.

(3)	Includes approximately $12,000 owed by Land Advisers to our Administrator, in accordance with the TRS Administration Fee Allocation, as discussed above.

(4)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.
NOTE 7. EQUITY
Amendment to Articles of Incorporation
On January 10, 2018, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary to reclassify and designate 6,500,000 shares of our authorized and unissued shares of capital stock as shares of Series B Preferred Stock (as defined below). The reclassification decreased the number of shares classified as common stock from 98,000,000 shares immediately prior to the reclassification to 91,500,000 shares immediately after the reclassification.
Stockholders’ Equity
As of March 31, 2018, there were 6,500,000 shares of Series B Preferred Stock (as defined below), par value $0.001 per share, authorized, with zero shares issued and outstanding and 91,500,000 shares of common stock, par value $0.001 per share, authorized, with 15,216,199 shares issued and outstanding. As of December 31, 2017, there were 98,000,000 shares of common stock, par value $0.001 per share, authorized, with 13,791,574 shares issued and outstanding.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of March 31, 2018, and December 31, 2017, we owned approximately 94.0% and 93.2%, respectively, of the outstanding OP Units.
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
On January 16, 2018, 37,500 OP Units were tendered for redemption, and on January 17, 2018, we issued 7,700 shares of common stock in exchange for 7,700 OP Units, and we satisfied the redemption of the remaining 29,800 OP Units with a cash payment of approximately $400,000 (approximately $13.42 per OP Unit).
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
As of March 31, 2018, and December 31, 2017, there were 970,605 and 1,008,105 OP Units held by non-controlling limited partners outstanding, respectively. As of March 31, 2018, 970,605 OP Units were eligible to be tendered for redemption.

Registration Statement
On March 30, 2017, we filed a universal registration statement on Form S-3 (File No. 333-217042) with the SEC (the “2017 Registration Statement”) to replace our previous registration statement, which expired on April 1, 2017. The 2017 Registration Statement, which was declared effective by the SEC on April 12, 2017, permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. As of March 31, 2018, we have issued a total of 3,111,000 shares of common stock (excluding 254,575 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $38.7 million under the 2017 Registration Statement.
2018 Equity Issuances
Secondary Offerings
On March 27, 2018, we completed a public offering of 1,100,000 shares of our common stock at a public offering price of $12.15 per share (the “March 2018 Offering”). The March 2018 Offering settled on March 29, 2018, and resulted in gross proceeds of approximately $13.4 million and net proceeds, after deducting underwriting discounts and direct offering expenses borne by us, of approximately $12.7 million. On April 4, 2018, the underwriters exercised the over-allotment option in connection with the March 2018 Offering, and, as a result, we issued an additional 165,000 shares. The over-allotment settled on April 9, 2018, and resulted in gross proceeds of approximately $2.0 million and net proceeds (after deducting underwriting discounts and direct offering expenses borne by us) of approximately $1.9 million. We used the proceeds received from this offering to repay existing indebtedness and for other general corporate purposes.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements,” or our “Sales Agreements”) with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). During the three months ended March 31, 2018, we issued and sold 316,925 shares of our common stock at an average sales price of $13.00 per share under the ATM Program for both gross and net proceeds of approximately $4.1 million. Through March 31, 2018, we have issued and sold a total of 925,561 shares of our common stock at an average sales price of $12.83 per share for gross proceeds of approximately $11.9 million and net proceeds of approximately $11.7 million.
Series B Preferred Stock
On January 10, 2018, we filed a prospectus supplement with the SEC for a continuous public offering of up to 6,000,000 shares (the “Primary Offering”) of our newly-designated 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million and net proceeds, after deducting dealer-manager fees, selling commissions, and estimated expenses of the offering payable by us, of up to approximately $131.3 million, assuming all shares of the Series B Preferred Stock are sold in the Primary Offering. We are also offering up to 500,000 additional shares of the Series B Preferred Stock pursuant to our dividend reinvestment plan (the “DRIP”) to those holders of the Series B Preferred Stock who elect to participate in the DRIP. The Series B Preferred Stock is being offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, the dealer-manager for the Primary Offering. See “Gladstone Securities—Dealer-Manager Agreement” in Note 6, “Related Party Transactions,” for a discussion of the fees and commissions to be paid to Gladstone Securities in connection with the offering of the Series B Preferred Stock.
The offering of the Series B Preferred Stock will terminate on the date (the “Termination Date”) that is the earlier of either January 10, 2023 (unless terminated earlier or extended by our Board of Directors), or the date on which all 6,000,000 shares offered in the Primary Offering are sold.
There is currently no public market for shares of the Series B Preferred Stock; however, we intend to apply to list the Series B Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the offering’s Termination Date, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
As of March 31, 2018, no sales of the Series B Preferred Stock have been made, and we had incurred approximately $279,000 of costs related to this offering, which have been recorded as deferred offering costs and are included in Other assets on the accompanying Condensed Consolidated Balance Sheet.
Distributions

The distributions to common stockholders declared by our Board of Directors and paid by us during the three months ended March 31, 2018 and 2017 are reflected in the table below.

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share
2018	January 9, 2018	January 22, 2018	January 31, 2018	$0.04425
	January 9, 2018	February 16, 2018	February 28, 2018	0.04425
	January 9, 2018	March 20, 2018	March 30, 2018	0.04425
		Three Months Ended March 31, 2018		$0.13275

2017	January 10, 2017	January 20, 2017	January 31, 2017	$0.04300
	January 10, 2017	February 16, 2017	February 28, 2017	0.04300
	January 10, 2017	March 22, 2017	March 31, 2017	0.04300
		Three Months Ended March 31, 2017		$0.12900
The same amounts were paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership as of the above record dates.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with a lease amendment we executed on one of our Oregon farms in May 2017, we committed to providing up to $1.8 million of capital for anticipated improvements on the farm, including irrigation upgrades and the planting of new blueberry bushes, which improvements are expected to be completed by December 31, 2020. As stipulated in the lease amendment, we will begin earning additional rent on the cost of the improvements as the funds are disbursed by us at an initial annual rate of 6.5%, which rate is subject to annual escalations and market resets. As a result of this project, and assuming full deployment of the capital commitment amount, we expect to receive approximately $718,000 of additional rent throughout the term of the lease, which expires September 30, 2024. As of March 31, 2018, we have expended or accrued approximately $829,000 related to this project.
In connection with the lease we executed upon our acquisition of our two North Carolina farms in June 2017, we committed to providing up to $300,000 of capital over the first two years to support additional plantings and infrastructure on the farm, which improvements are expected to be completed by June 30, 2019. As stipulated in the lease agreement, we will earn additional rent on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year’s minimum cash rent per the lease). As a result of this project, and assuming full deployment of the capital commitment amount, we expect to receive approximately $157,000 of additional rent throughout the term of the lease, which expires December 31, 2026. As of March 31, 2018, we have expended or accrued approximately $166,000 related to this project.
In connection with the follow-on lease we executed upon our acquisition of a 1,910-acre farm in Florida in August 2017 (which had a commencement date of February 24, 2018), and as amended on March 23, 2018, we committed to providing up to $2.5 million of capital in the first year of the lease to support additional plantings and infrastructure on the farm, which improvements are expected to be completed during the three months ending June 30, 2018. As stipulated in the follow-on lease agreement, we will earn additional rent on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year’s minimum cash rent per the lease). As a result of this project, and assuming full deployment of the capital commitment amount, we expect to receive approximately $820,000 of additional rent throughout the term of the lease, which expires February 23, 2024. As of March 31, 2018, we have expended or accrued approximately $1.7 million related to this project.
In connection with the lease we executed upon our acquisition of a 361-acre farm in California in August 2017, we committed to providing up to $4.0 million of capital over the first two years to fund the development of additional vineyard acreage on the farm, which development is expected to be completed by August 30, 2019. As stipulated in the lease agreement, we will earn additional rent on the total cost of the improvements as the funds are disbursed by us at an initial annual rate of 6.0%, which is subject to annual escalations. As a result of this project, and assuming full deployment of the capital commitment amount, we expect to receive approximately $2.3 million of additional rent throughout the term of the lease, which expires May 31, 2027. As of March 31, 2018, we have expended or accrued approximately $710,000 related to this project.

Ground Lease Obligations
In connection with two farms acquired on June 1, 2017, through a leasehold interest, we assumed two ground leases under which we are the lessee (with the State of Arizona as the lessor). During the three months ended March 31, 2018, we recorded approximately $12,000 of lease expense (included as part of Property operating expenses on the accompanying Condensed Consolidated Statement of Operations) as a result of these ground leases. Future minimum lease payments due under the terms of these leases as of March 31, 2018, are as follows (dollars in thousands):

Period		Estimated Minimum Lease Payments Due(1)
For the remaining nine months ending December 31:	2018	$36
For the fiscal years ending December 31:	2019	47
	2020	47
	2021	47
	2022	30
	2023	30
	Thereafter	30
		$267

(1)
Annual lease payments are set at the beginning of each year to then-current market rates (as determined by the State of Arizona). The amounts shown above represent estimated amounts based on the lease rates currently in place.

Litigation
In the ordinary course of business, we may be involved in legal proceedings from time to time. We are not currently subject to any material known or threatened litigation.
NOTE 9. (LOSS) EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three months ended March 31, 2018 and 2017, computed using the weighted average number of shares outstanding during the respective periods. Net (loss) income figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted (loss) earnings per share calculation, as there would be no effect on the amounts since the non-controlling limited partners’ share of (loss) income would also be added back to net (loss) income.

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per-share amounts)
Net (loss) income attributable to the Company	$(297)	$152
Weighted average shares of common shares outstanding – basic and diluted	13,957,732	10,395,736
(Loss) earnings per common share – basic and diluted	$(0.02)	$0.01
The weighted-average number of OP Units held by non-controlling limited partners was 977,272 and 1,449,258 for the three months ended March 31, 2018 and 2017, respectively.
NOTE 10. SUBSEQUENT EVENTS
Financing Activity
On April 11, 2018, we closed on a loan from Farm Credit West for approximately $1.5 million. The mortgage note is scheduled to mature on May 1, 2038, and will bear interest (before interest patronage) at a fixed rate of 4.99% per annum through April 30, 2023, thereafter converting to a variable rate determined by Farm Credit West unless another fixed rate is established.
Equity Activity
On April 4, 2018, the underwriters exercised the over-allotment option in connection with the March 2018 Offering, and, as a result, we issued an additional 165,000 shares. The over-allotment settled on April 9, 2018, and resulted in gross proceeds of approximately $2.0 million and net proceeds (after deducting underwriting discounts and direct offering expenses borne by us)

of approximately $1.9 million. We used the proceeds received from this offering to repay existing indebtedness and for other general corporate purposes.
Distributions
On April 10, 2018, our Board of Directors declared the following monthly cash distributions to common stockholders and holders of our Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per share of Term Preferred Stock
April 20, 2018	April 30, 2018	$0.0443	$0.1328125
May 22, 2018	May 31, 2018	0.0443	0.1328125
June 20, 2018	June 29, 2018	0.0443	0.1328125
Total:		$0.1329	$0.3984375
The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership as of the above record dates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely,” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”). We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”), except as required by law.
All references to “we,” “our,” “us” and the “Company” in this Quarterly Report mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term refers only to Gladstone Land Corporation.
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged primarily in the business of owning and leasing farmland. With the exception of one farm in California, which is currently leased (on a temporary basis) to a wholly-owned subsidiary of ours, we are not a grower, nor do we farm the properties we own. We currently own 75 farms comprised of 63,351 acres across 9 states in the U.S. (Arizona, California, Colorado, Florida, Michigan, Nebraska, North Carolina, Oregon, and Washington). We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
We conduct substantially all of our investment activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, approximately 94.1% of the units of limited partnership interest in the Operating Partnership (“OP Units”). In addition, we have elected for Gladstone Land Advisers, Inc. (“Land Advisers”), a wholly-owned subsidiary of ours, to be treated as a taxable REIT subsidiary (“TRS”).
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits, and general expenses.
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 75 farms leased to 52 different, unrelated tenants (plus one related-party tenant). While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also diversified our portfolio into farmland suitable for other crop types, including permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes) and certain commodity crops (e.g., corn and beans). The following table summarizes the different sources of revenues for our properties owned and with leases in place as of and for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	As of and For the				As of and For the				Annualized Straight-line Rent as of
	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017				March 31, 2018(1)
Revenue Source	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Rental Revenue	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
Annual row crops – fresh produce(2)	14,851	29.0%	$3,553	53.1%	13,516	31.0%	$3,593	62.5%	$14,383	53.5%
Annual row crops – commodity crops(3)	30,150	59.0%	1,043	15.6%	25,874	59.3%	681	11.9%	4,097	15.2%
Subtotal – Total annual row crops	45,001	88.0%	4,596	68.7%	39,390	90.3%	4,274	74.4%	18,480	68.7%
Permanent crops(4)	6,158	12.0%	1,555	23.3%	4,253	9.7%	1,007	17.5%	6,282	23.3%
Subtotal – Total crops	51,159	100.0%	6,151	92.0%	43,643	100.0%	5,281	91.9%	24,762	92.0%
Facilities and other(5)	—	—	537	8.0%	—	—	467	8.1%	2,146	8.0%
Total	51,159	100.0%	$6,688	100.0%	43,643	100.0%	$5,748	100.0%	$26,908	100.0%

(1)
Annualized straight-line rent amount is based on the minimum rental payments guaranteed under the lease, as required under GAAP. Excludes contingent rental payments, such as crop-share proceeds, and excludes rent owed to us by Land Advisers.

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

Our acquisition of 64 farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations of our properties owned and with leases in place as of and for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	As of and For the				As of and For the				Annualized Straight-line Rent as of
	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017				March 31, 2018(1)
State	Total Acres	% of Total Acres	Total Rental Revenue	% of Total Rental Revenue	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
California(2)	8,241	13.0%	$3,028	45.3%	6,713	12.4%	$2,857	49.7%	$12,113	45.0%
Florida	11,006	17.4%	1,754	26.2%	9,315	17.1%	1,531	26.6%	7,069	26.3%
Colorado	31,450	49.6%	686	10.3%	30,170	55.5%	673	11.7%	2,743	10.2%
Arizona	6,280	9.9%	528	7.9%	3,000	5.5%	186	3.2%	2,152	8.0%
Oregon	2,313	3.7%	307	4.6%	2,313	4.3%	294	5.1%	1,237	4.6%
Nebraska	2,559	4.0%	145	2.2%	2,559	4.7%	145	2.6%	580	2.1%
Washington	746	1.2%	121	1.8%	—	—%	—	—%	399	1.5%
Michigan	446	0.7%	70	1.0%	270	0.5%	62	1.1%	131	0.5%
North Carolina	310	0.5%	49	0.7%	—	—%	—	—%	484	1.8%
	63,351	100.0%	$6,688	100.0%	54,340	100.0%	$5,748	100.0%	$26,908	100.0%

(1)
Annualized straight-line amount is based on the minimum rental payments guaranteed under the lease, as required under GAAP. Excludes contingent rental payments, such as crop-share proceeds, and excludes rent owed to us by Land Advisers.

(2)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across four of these growing regions.

Leases
General
Our farms and facilities are currently leased to 52 different, third-party tenants that are either independent or corporate farming operations, and, as of October 17, 2017, one farm is leased to Land Advisers. Most of our leases are on a triple-net basis (an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs (including drought insurance if we were to acquire properties that depend upon rainwater for irrigation), maintenance, and other operating costs) and generally have original terms ranging from 3 to 10 years for farms growing row crops and 5 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, and such rent amount is typically subject to certain periodic escalations clauses provided for in the lease. Currently, our 75 farms are leased under agricultural leases with original terms ranging from 1 to 20 years, with 50 farms leased on a pure, triple-net basis, 22 farms leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), and 2 farms leased on a gross basis (with the landlord responsible for the related property taxes, insurance, and maintenance on the property). One of our farms is currently vacant. Additionally, 15 of our farms are leased under agreements that include a variable rent component.
Lease Expirations
Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for renewal or extension. The following table summarizes the lease expirations by year for the properties owned and with leases in place as of March 31, 2018 (dollars in thousands):

Year	Number of Expiring Leases		Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Three Months Ended March 31, 2018	% of Total Rental Revenue
2018	6	(1)	4,118	6.5%	$234	3.5%
2019	6	(2)	1,918	3.0%	222	3.3%
2020	12		28,497	45.1%	1,849	27.6%
2021	6		8,234	13.0%	498	7.4%
2022	3		269	0.4%	172	2.6%
2023	6		7,046	11.2%	1,315	19.7%
Thereafter	19		13,108	20.8%	2,398	35.9%
Totals	58		63,190	100.0%	$6,688	100.0%

(1)
Includes (i) one oil and gas lease that continues on a year-to-year basis, for which we recorded rental revenue of approximately $8,000 during the three months ended March 31, 2018, and (ii) one farm currently leased (on a temporary basis) to Land Advisers, which rental revenue was eliminated upon consolidation.

(2)	Includes one communications services lease and one residential lease, for which we recorded aggregate rental revenues of approximately $3,000 during the three months ended March 31, 2018.
Recent Developments
Investment, Leasing and Other Portfolio Activity
Property Acquisitions
Since January 1, 2018, through the date of this filing, we have acquired two farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Taft Highway(3)	Kern, CA	1/31/2018	161	1	Potatoes and Melons	N/A	N/A	$2,945	$33	$—
Cemetery Road	Van Buren, MI	3/13/2018	176	1	Blueberries	9.6 years	N/A	2,100	39	150
			337	2				$5,045	$72	$150

(1)
Unless noted otherwise, acquisitions were accounted for as an asset acquisition under ASC 360. As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired. The figures above represent only costs paid or accrued for as of the date of this filing.

(2)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

(3)	Property was purchased with no lease at the time of acquisition.
Existing Properties
Lease Renewals
During the three months ended March 31, 2018, we terminated the leases on two of our farms in Cochise County, Arizona, early and entered into two new lease agreements with a new tenant. Each of the new leases is for a term of one year and provides for aggregate minimum rents of approximately $480,000, which represents a total decrease of approximately $203,000 (approximately 29.7%) from that of the prior leases (before each of their terminations). However, each of the new leases also contains a variable rent component based on the total gross revenues earned on the respective farms, whereas the prior leases were both fixed-rent leases. In addition, both of the new leases are pure, triple-net lease agreements, whereas one of the prior leases was a partial-net lease (with us responsible for the property taxes on the farm). In connection with one of the early lease terminations, on the termination date, the lease had a deferred rent liability balance of approximately $84,000. In accordance with ASC 360-10, we recognized this balance as additional rental income during the three months ending March 31, 2018 (on the lease termination date). In connection with the other early lease termination, a full allowance of the respective lease’s deferred rent asset balance (which was approximately $50,000) was recorded to bad debt expense during the three months ended December 31, 2017. No downtime was incurred as a result of the early terminations and re-leasing of these farms, nor were any leasing commissions or tenant improvements incurred in connection with the new leases.
Project Completion
In connection with a lease amendment executed on one of our Florida properties in June 2017, we committed to providing additional capital to expand and upgrade the existing cooler on the property. These improvements were completed during the three months ended March 31, 2018, at a total cost of approximately $748,000. As a result of these improvements (and pursuant to the lease amendment), we expect to receive approximately $302,000 of additional rent throughout the term of the lease, which expires on June 30, 2022.
TRS Lease Assumption
On October 17, 2017, Land Advisers entered into an Assignment and Assumption of Agricultural Lease (the “Assigned TRS Lease”) with the previously-existing tenant on one of our farms located in Ventura County, California. The Assigned TRS Lease, as amended, is scheduled to expire on July 31, 2018. In addition, in connection with the initial operations on the farm, on October 17, 2017, Land Advisers issued a $1.7 million unsecured promissory note to the Company that is scheduled to mature on July 31, 2018, and will bear interest at a rate equal to the prime rate plus a spread of 5.0% per annum.
During the three months ended March 31, 2018, revenues from the sale of harvested crops was approximately $2.5 million, and costs allocated to these sales totaled approximately $2.4 million (including the allocation of a fee earned by our Adviser from Land Advisers of approximately $66,000, which is included within Management fee on the accompanying Condensed Consolidated Statement of Operations). These amounts (excluding the portion of the fee earned by our Adviser from Land Advisers) are included within Other operating revenues and Other operating expenses, respectively, on the accompanying Condensed Consolidated Statement of Operations.
The amount of rent and interest Land Advisers pays to us (as the parent-landlord) will not be qualifying income for purposes of certain of our REIT tests; however, we do not expect such amounts to be at a level where we are at risk of not qualifying as a REIT. In addition, any taxable income generated by Land Advisers (whose operations are consolidated within our financial statements) will be subject to corporate-level income taxes without the benefit of the deduction for dividends paid.
Property and Casualty Loss
In January 2018, a lightning strike damaged the power plant that supplies power to one of our Arizona properties, damaging certain irrigation improvements on the property. We estimated the carrying value of the improvements damaged by the lightning strike to be approximately $129,000. During the three months ended March 31, 2018, we wrote down the carrying values of the damaged improvements by approximately $129,000, and we also recorded a corresponding property and casualty loss on the accompanying Condensed Consolidated Statement of Operations.
Repairs were completed on the damaged irrigation improvements during the three months ended March 31, 2018. During the three months ended March 31, 2018, we incurred approximately $81,000 to repair the damaged improvements, of which approximately $34,000 was capitalized as real estate additions and $47,000 was recorded as repairs and maintenance expense, which is included within Property operating expenses on the accompanying Condensed Consolidated Statements of Operations.
All of the improvements damaged on these farms were insured, either by us or the tenant, at the time of the lightning strike, and we believe at least partial recovery of the damage-related costs incurred is probable. However, we are still in the process of assessing the amount expected to be recovered, as well as the collectability of such amounts; thus, no offset to the loss has been recorded as of March 31, 2018.
Financing Activity
Debt Activity
Since January 1, 2018, through the date of this filing, we have incurred the following new, long-term borrowings (dollars in thousands):

Lender(1)	Aggregate Principal Amount	Maturity Date	Stated Interest Rates(2)		Interest Rate Terms
Farmer Mac	$1,260	March 2028	4.47%		Fixed throughout term
Farm Credit West	1,473	May 2038	4.24%	(3)	Fixed through April 2023 (variable thereafter)
	$2,733

(1)	For further discussion on borrowings from each of these lenders, refer to Note 4, “Borrowings,” in the notes to our accompanying condensed consolidated financial statements.

(2)	Where applicable, rate is before interest patronage, or refunded interest.

(3)
In February 2018, we received interest patronage of approximately $126,000 related to interest accrued on loans from Farm Credit West during the year ended December 31, 2017, which resulted in a 19.7% reduction (approximately 75 basis points) to the stated interest rates on such borrowings.

Equity Activity
Secondary Offerings
In March 2018, we completed an overnight public offering of our common stock, resulting in the issuance of 1,100,000 shares of our common stock for gross proceeds of approximately $13.4 million and net proceeds (after deducting underwriting discounts and direct offering expenses borne by us) of approximately $12.7 million. In addition, in April 2018, the underwriters exercised the over-allotment option in connection with this offering, and, as a result, we issued an additional 165,000 shares for gross proceeds of approximately $2.0 million and net proceeds of approximately $1.9 million.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (“Sales Agreements”) with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”).
Since January 1, 2018, through the date of this filing, we sold 316,925 shares of our common stock under the ATM Program at an average sales price of $13.00 per share for both gross and net proceeds of approximately $4.1 million. To date, we have sold 925,561 shares of our common stock at an average sales price of $12.83 per share under the ATM Program for gross proceeds of approximately $11.9 million and net proceeds (after deducting offering expenses borne by us) of approximately $11.7 million.
OP Unit Redemptions
Since January 1, 2018, through the date of this filing, a total of 37,500 OP Units were tendered for redemption. As a result, we issued 7,700 shares of common stock (in exchange for 7,700 of the tendered OP Units), and we satisfied the redemption of the remaining 29,800 of the tendered OP Units with a cash payment of approximately $400,000 (approximately $13.42 per OP Unit). Currently, there are 970,605 OP Units held by non-controlling limited partners outstanding and eligible to be tendered for redemption.
Series B Preferred Stock
On January 10, 2018, we filed a prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) for a continuous public offering of up to 6,000,000 shares (the “Primary Offering”) of our newly-designated 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million and net proceeds, after deducting dealer-manager fees, selling commissions, and estimated expenses of the offering payable by us, of up to approximately $131.3 million, assuming all shares of the Series B Preferred Stock are sold in the Primary Offering. We are also offering up to 500,000 additional shares of the Series B Preferred Stock pursuant to our dividend reinvestment plan (the “DRIP”) to those holders of the Series B Preferred Stock who elect to participate in the DRIP. The Series B Preferred Stock is being offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, LLC (“Gladstone Securities”), our dealer-manager for the Primary Offering. Gladstone Securities, an affiliate of ours, is a privately-held broker-dealer and a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. See Note 6, “Related-party Transactions—Dealer-Manager Agreement,” within the notes to our accompanying condensed consolidated financial statements for more details on the Dealer Manager Agreement.
The offering of the Series B Preferred Stock will terminate on the date (the “Termination Date”) that is the earlier of either January 10, 2023 (unless terminated earlier or extended by our Board of Directors), or the date on which all 6,000,000 shares offered in the Primary Offering are sold.
There is currently no public market for shares of the Series B Preferred Stock; however, we intend to apply to list the Series B Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the offering’s Termination Date, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
We intend to use the net proceeds from the Series B Offering to repay existing indebtedness, to fund future acquisitions, and for other general corporate purposes. No sales of the Series B Preferred Stock have been made through the date of this filing.
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator (both affiliates of ours), which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. The investment advisory agreement with our Adviser that was in effect through March 31, 2017 (the “Prior Advisory Agreement”), and the current administration agreement with our Administrator (the “Administration Agreement”) each became effective February 1, 2013. On April 11, 2017, we entered into the Amended Advisory Agreement with our Adviser that became effective beginning with the three months ended June 30, 2017 (the “Amended Advisory Agreement”).
A summary of the compensation terms for each of the Prior Advisory Agreement and the Amended Advisory Agreement is provided in Note 6, “Related-Party Transactions,” within the accompanying notes to condensed consolidated financial statements.
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2018.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:

•	With regard to the comparison between the three months ended March 31, 2018 versus 2017:

◦	Same-property basis represents properties owned as of December 31, 2016, and were not vacant at any point during either period presented;

◦	Properties acquired during the prior-year period are properties acquired during the three months ended March 31, 2017;

◦
Properties acquired subsequent to prior-year period are properties acquired subsequent to March 31, 2017 (including one farm acquired during the three months ended March 31, 2018, which was purchased without a lease and remained vacant throughout the period); and

◦
Disposed of, vacant, or self-operated farms represent properties that were either (i) disposed of during either period presented, (ii) vacant at any point during either period presented, or (iii) operated by a wholly-owned subsidiary of ours (in which case no rental revenue would have been recognized on our consolidated statements of operations). We did not have any vacancies on any properties included in the same-property analysis during either of the three months ended March 31, 2018 or 2017; however, we did sell one property during the three months ended December 31, 2017. In addition, one of our farms was leased to Land Advisers during the three months ended March 31, 2018.

A comparison of our operating results for the three months ended March 31, 2018 and 2017 is below (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Operating revenues:
Rental revenue	$6,688	$5,748	$940	16.4%
Tenant recovery revenue	6	2	4	200.0%
Other operating revenues	2,551	—	2,551	NM
Total operating revenues	9,245	5,750	3,495	60.8%
Operating expenses:
Depreciation and amortization	2,189	1,472	717	48.7%
Property operating expenses	428	284	144	50.7%
Acquisition-related expenses	134	9	125	1,388.9%
Management and incentive fees, net of fee credits	656	744	(88)	(11.8)%
Administration fee	274	227	47	20.7%
General and administrative expenses	419	410	9	2.2%
Other operating expenses	2,359	—	2,359	NM
Total operating expenses	6,459	3,146	3,313	105.3%
Operating income	2,786	2,604	182	7.0%
Other income (expense)
Other income	315	184	131	71.2%
Interest expense	(2,832)	(2,157)	(675)	31.3%
Distributions on Series A Term Preferred Stock	(458)	(458)	—	—%
Property and casualty loss	(129)	—	(129)	NM
Total other expense	(3,104)	(2,431)	(673)	27.7%
Net (loss) income	(318)	173	(491)	(283.8)%
Net loss (income) attributable to non-controlling interests	21	(21)	42	(200.0)%
Net (loss) income attributable to the Company	$(297)	$152	$(449)	(295.4)%
NM = Not Meaningful
Operating Revenues
Same-property Analysis (dollars in thousands)

Rental Revenue:	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Same-property basis	$4,981	$4,904	$77	1.6%
Properties acquired during prior-year period	732	645	87	13.5%
Properties acquired subsequent to prior-year period	975	—	975	—
Disposed of, vacant, or self-operated properties	—	199	(199)	—
	$6,688	$5,748	$940	16.4%
Rental revenues on a same-property basis increased for the three months ended March 31, 2018, as compared to the prior-year period, by 1.6%. This increase was primarily due to approximately $84,000 of additional rental income recognized during the three months ended March 31, 2018, in connection with an early lease termination. Rental revenues from acquired properties increased for the three months ended March 31, 2018, as compared to the prior-year period, due to the additional revenues recorded from owning the one farm we acquired during the three months ended March 31, 2017, for the full, three-month period ended March 31, 2018, coupled with additional revenues earned from the 17 new farms we acquired subsequent to March 31, 2017. In addition, during the three months ended March 31, 2018, we received a variable rent payment of approximately $17,000 from a property in North Carolina that was acquired during the three months ended June 30, 2017, which was recorded as additional rental revenue upon receipt. No variable rent revenues were recorded during the prior-year period. Rental revenues from disposed of, vacant, or self-operated properties decreased for the three months ended March 31, 2018, as compared to the prior-year period, due primarily to the loss of rental income on the one farm in California that is currently being farmed by Land Advisers (revenue from rents owed to us by Land Advisers is eliminated upon consolidation). During the three months ended March 31, 2018, as a result of Land Advisers operating this farm, we recognized additional net earnings of approximately $108,000, as compared to approximately $181,000 of rental income earned on this farm during the prior-year period.
Other Operating Revenues
Tenant recovery revenue represents real estate taxes, insurance premiums, and other property-operating expenses paid on certain of our properties that, per the respective leases, are required to be reimbursed to us by the tenant. Corresponding amounts were also recorded as property operating expenses during the period.
Other operating revenues primarily represent revenues earned from sales of harvested crops on the farm operated by Land Advisers, which began operating the farm on October 17, 2017.
Operating Expenses
Same-property Analysis (dollars in thousands)

Depreciation and amortization:	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Same-property basis	$1,463	$1,431	$32	2.2%
Properties acquired during prior-year period	17	14	3	21.4%
Properties acquired subsequent to prior-year period	709	—	709	—
Disposed of, vacant, or self-operated properties	—	27	(27)	—
	$2,189	$1,472	$717	48.7%
Depreciation and amortization expense on a same-property basis increased for the three months ended March 31, 2018, as compared to the prior-year period, primarily as a result of additional depreciation on site improvements completed on certain properties subsequent to March 31, 2017. Depreciation and amortization expense on acquired properties increased for the three months ended March 31, 2018, as compared to the prior-year period, due to the additional depreciation and amortization expense recorded from owning the one farm we acquired during the three months ended March 31, 2017, for the full, three-month period ended March 31, 2018, coupled with the additional depreciation and amortization expense incurred on the 17 new farms we acquired subsequent to March 31, 2017. Depreciation and amortization expenses from disposed of, vacant, or self-operated properties decreased for the three months ended March 31, 2018, as a result of the property sold during the three months ended December 31, 2017.

Property operating expenses:	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Same-property basis	$245	$266	$(21)	(7.9)%
Properties acquired during prior-year period	43	15	28	186.7%
Properties acquired subsequent to prior-year period	140	—	140	—
Disposed of, vacant, or self-operated properties	—	3	(3)	—
	$428	$284	$144	50.7%
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. Property operating expenses on a same-property basis decreased for the three months ended March 31, 2018, as compared to the prior-year period, primarily due to additional expenses incurred in the prior-year period related to obtaining certain permits on two of our California properties. Property operating expenses on acquired properties increased for the three months ended March 31, 2018, as compared to the prior-year period, primarily due to additional property taxes and other property-operating expenses (particularly repairs and maintenance expenses) incurred on certain of the new farms we acquired subsequent to March 31, 2017, as two of the leases acquired were gross leases. On our overall portfolio, for the three months ended March 31, 2018, we accrued approximately $212,000 of aggregate real estate taxes related to certain of our farms, as compared to approximately $161,000 for the prior-year period.
Other Operating Expenses
Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses increased for the three months ended March 31, 2018, as compared to the prior-year period, primarily due to a larger number of transactions currently in our due diligence process, as well as a couple of properties that were under signed purchase and sale agreements not being consummated, which resulted in the related due diligence costs being expensed (rather than capitalized, as they would have been had the respective properties been acquired). As of March 31, 2018, we have capitalized approximately $13,000 of acquisition-related costs (which costs were incurred during the three months ended March 31, 2018) related to farms we expect to acquire during the six months ending September 30, 2018, as these acquisitions are reasonably assured to be completed and are expected to be treated as asset acquisitions. These costs are included in Other assets, net on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2018.
The aggregate net fees to our Adviser, including both the management and incentive fees and any credits to those fees, decreased for the three months ended March 31, 2018, as compared to the prior-year period. For the three months ended March 31, 2018, the gross management fee (inclusive of the allocation of a fee earned by our Adviser from Land Advisers of approximately $66,000) increased by approximately $262,000, primarily due to additional common equity raised since January 1, 2017. From January 1, 2017, through March 31, 2018, we have raised approximately $56.6 million of net proceeds (net of both direct costs and allocated indirect costs) through follow-on common stock offerings and our ATM Program, increasing the base on which the management fee is calculated, which, until March 31, 2017, was the book value of our common stockholders’ equity, as stipulated in the Prior Advisory Agreement. Pursuant to the Amended Advisory Agreement, which became effective beginning with the three months ended June 30, 2017, the base on which the management fee is calculated was adjusted to include, among other items, the balance of non-controlling interests in our operating partnership, which further increased the management fee recorded for the three months ended March 31, 2018. The increase to the management fee during the three months ended March 31, 2018, was offset by a decrease in the incentive fee earned by our Adviser. During the prior-year period, our Adviser earned an incentive fee of approximately $350,000 due to our Pre-Incentive Fee FFO exceeding the required hurdle rate of the applicable equity base (which, through March 31, 2017, was total stockholders’ equity, as stipulated in the Prior Advisory Agreement; beginning with the three months ended June 30, 2017, the applicable equity base was Total Adjusted Equity (which includes non-controlling interests in the Operating Partnership), as stipulated in the Amended Advisory Agreement). No incentive fee was earned by our Adviser during the three months ended March 31, 2018. See “Our Adviser and Administrator” within Note 6, “Related-Party Transactions,” in the accompanying notes to our condensed consolidated financial statements for further discussion on the compensation terms stipulated in each of the Prior Advisory Agreement and the Amended Advisory Agreement.
The administration fee paid to our Administrator increased for the three months ended March 31, 2018, as compared to the prior-year period, primarily due to higher overall costs incurred by our Administrator and us using a higher share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator during the three months ended March 31, 2018.
General and administrative expenses, which consist primarily of professional fees, director fees, stockholder-related expenses, insurance, and certain other general and administrative expenses, remained relatively flat for the three months ended March 31, 2018, as compared to the prior-year period.
Other operating expenses represent the portion of growing costs, harvesting and selling costs, and certain overhead costs allocated to the costs of crops sold on the farm operated by Land Advisers. During the three months ended March 31, 2018, we allocated approximately $2.4 million of costs to the crops sold during the period (excluding the allocation of a fee earned by our Adviser from Land Advisers of approximately $66,000). Land Advisers began operating the farm on October 17, 2017.
Other Income (Expense)
Other income, which consists primarily of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the notes to our accompanying condensed consolidated financial statements) and interest earned on short-term investments, increased for the three months ended March 31, 2018, as compared to the prior-year period, primarily driven by additional interest patronage received from Farm Credit (due to increased borrowings from Farm Credit). During the three months ended March 31, 2018, we recorded approximately $314,000 of interest patronage from Farm Credit related to interest accrued during 2017, compared to $183,000 of interest patronage recorded during the prior-year period. The receipt of interest patronage received from Farm Credit during 2018 resulted in a 18.0% decrease (approximately 71 basis points) in our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2017.
The property and casualty loss incurred during the three months ended March 31, 2018, related to a lightning strike that damaged the power plant supplying power to one of our Arizona properties, causing damage to certain irrigation improvements on our property. As of March 31, 2018, we estimated the carrying value of the improvements damaged by the lightning strike to be approximately $129,000, and we recognized the write-down in the carrying value of the assets as a property and casualty loss during the three months ended March 31, 2018.
Interest expense increased for the three months ended March 31, 2018, as compared to the prior-year period, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A

Term Preferred Stock) outstanding for the three months ended March 31, 2018, was approximately $305.3 million, as compared to approximately $251.0 million for the prior-year period. Including interest patronage received on certain of our Farm Credit borrowings, the overall effective interest rate charged on our aggregate borrowings (excluding the impact of debt issuance costs) was 3.10% for the three months ended March 31, 2018, as compared to 2.96%, for the prior-year period.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Since our IPO in January 2013, we have invested approximately $417.9 million into 64 new farms, and we have expended or accrued an additional $28.2 million for improvements on existing properties. Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the MetLife Facility and the Farmer Mac Facility, each as defined below, under “—Debt Capital”), and issuances of additional equity securities. Our current available liquidity is approximately $18.7 million, consisting of approximately $2.2 million in cash on hand and, based on the current level of collateral pledged, $16.5 million of availability under the MetLife Facility, subject to compliance with covenants.
As of March 31, 2018, our total-debt-to-total-capitalization ratio (including our Series A Term Preferred Stock as debt), at book value, was 70.9%, which is down from 73.6% as of December 31, 2017. However, on a fair value basis, our total-debt-to-total capitalization ratio (including our Series A Term Preferred Stock as debt) as of March 31, 2018, was 58.7%, which is down from 61.1% as of December 31, 2017 (see “Non-GAAP Financial Information—Net Asset Value” below for an explanation of our fair value process).
Future Capital Needs
Our short- and long-term liquidity requirements consist primarily of making distributions to stockholders (including non-controlling OP Unitholders) to maintain our qualification as a REIT, funding our general operating costs, making principal and interest payments on outstanding borrowings, making dividend payments on our Series A Term Preferred Stock (and on our Series B Preferred Stock, if and when shares are sold), and, as capital is available, funding new farmland and farm-related acquisitions consistent with our investment strategy.
We believe that our current and short-term cash resources will be sufficient to fund our distributions to stockholders (including non-controlling OP Unitholders), service our debt, pay dividends on our Series A Term Preferred Stock (and on our Series B Preferred Stock, if and when shares are sold), and fund our current operating costs in the near term. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including, but not limited to, shares of common stock through our ATM Program, OP Units through our Operating Partnership as consideration for future acquisitions, and shares of our Series B Preferred Stock), long-term mortgage indebtedness and bond issuances, and other secured and unsecured borrowings.
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related properties. We continue to actively seek and evaluate acquisitions of additional farms and farm-related properties that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We currently have one properties under a signed purchase and sale agreement for a proposed purchase price of approximately $37.2 million, which we expect to be consummated during the six months ending September 30, 2018. We currently have access to the capital required to complete these transactions for the proposed purchase price amounts; however, we continue to explore various options for access to additional capital, as evidenced by our recent launch of a continuous offering of the Series B Preferred Stock. We also have many other properties that are in various other stages of our due diligence process, including several properties under signed, non-binding letters of intent. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net change in cash from:
Operating activities	$2,751	$2,746	$5	0.2%
Investing activities	(9,310)	(54,215)	44,905	(82.8)%
Financing activities	6,300	51,504	(45,204)	(87.8)%
Net change in Cash and cash equivalents	$(259)	$35	$(294)	(840.0)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities remained relatively flat for the three months ended March 31, 2018, as compared to the prior-year period, as receipts from crop sales and additional rental payments received during the three months ended March 31, 2018, were largely offset by the additional costs incurred in connection with the operations on the farm leased to Land Advisers and increased interest payments made during the three months ended March 31, 2018, as compared to the prior-year period.
Investing Activities
The decrease in cash used in investing activities during the three months ended March 31, 2018, as compared to the prior-year period, was primarily due to a decrease in cash paid for acquisitions of new farms during the three months ended March 31, 2018, which was approximately $48.5 million less than the prior-year period. This decrease was partially offset by an increase of approximately $4.0 million in cash paid for capital improvements made on existing properties during the three months ended March 31, 2018, as compared to the prior-year period.
Financing Activities
The decrease in cash provided by financing activities during the three months ended March 31, 2018, as compared to the prior-year period, was primarily due to decreased net borrowings, as our net borrowings for the three months ended March 31, 2018, decreased by approximately $41.6 million from that of the prior-year period. In addition, aggregate net cash proceeds received from issuances of new common stock (including through overnight public offerings and sales under our ATM Program) during the three months ended March 31, 2018, were approximately $2.9 million less than that of the prior-year period.
Debt Capital
MetLife
As amended on December 15, 2017, our facility with Metropolitan Life Insurance Company (“MetLife”) consists of a total of $200.0 million of term notes and $75.0 million of revolving equity lines of credit (the “MetLife Facility”). In aggregate, we currently have approximately $128.9 million outstanding under the term notes that bear interest at a fixed rate of 3.30% per annum (which rate is fixed until January 5, 2027) and $3.9 million outstanding under the lines of credit that currently bear interest at a rate of 4.57% (which rate is variable). While approximately $134.6 million of the full commitment amount under the MetLife Facility remains undrawn (including approximately $7.6 million of aggregate amortizing principal payments made on the term notes), based on the level of collateral pledged, we currently have approximately $16.5 million of availability under the MetLife Facility.
Farmer Mac
As amended on June 16, 2016, our agreement with Federal Agricultural Mortgage Corporation (“Farmer Mac”) provides for bond issuances up to an aggregate amount of $125.0 million (the “Farmer Mac Facility”). To date, we have issued aggregate bonds of approximately $87.1 million under the Farmer Mac Facility, and we currently have $85.6 million outstanding that bears interest at a weighted-average interest rate of 3.15% (which rates are fixed throughout the bonds’ respective terms) and have a weighted-average maturity date of August 2021. While approximately $37.9 million of the full commitment balance remains undrawn, we currently have no additional availability under the Farmer Mac Facility based on the level of collateral pledged. However, we expect to pledge certain additional potential new property acquisitions as collateral under the Farmer Mac Facility to utilize some or all of this remaining commitment balance. If we have not issued bonds such that the aggregate bond issuances total $125.0 million by December 11, 2018, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility. We are currently in discussions with Farmer Mac to both expand the size of the Farmer Mac Facility and extend the borrowing period thereunder.
Farm Credit
Since September 19, 2014, we have closed on 17 separate loans with five different Farm Credit associations (including Farm Credit CFL, Farm Credit West, CF Farm Credit, Farm Credit FL, and NW Farm Credit, each as defined in Note 4, “Borrowings,” in the notes to our accompanying condensed consolidated financial statements) for an aggregate amount of approximately $69.7 million (the “Farm Credit Notes Payable”). We currently have approximately $62.1 million outstanding under the Farm Credit Notes Payable that bear interest at an expected weighted-average effective interest rate (net of expected interest patronage) of 3.46% (which rates are fixed, on a weighted-average basis, until July 2023) and have a weighted-average maturity date of July 2031. While we do not have any additional availability under any of our Farm Credit programs based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with existing and new Farm Credit associations in connection with certain potential new acquisitions in the future.
Equity Capital
Since January 1, 2018, through the date of this filing, we have completed one overnight common stock offering and have also issued shares of common stock through our ATM Program. In the aggregate, through these transactions, we have issued and sold a total of 1,581,925 shares of our common stock for gross proceeds of approximately $19.5 million and net proceeds (after deducting underwriting discounts and direct offering expenses borne by us) of approximately $18.7 million. In addition, on January 10, 2018, we launched a continuous public offering of up to (including the Primary Offering and the DRIP) $162.5 million of newly-designated Series B Preferred Stock, which will be offered on a continuous, “reasonable best efforts” basis by Gladstone Securities. However, as of the date of this filing, no shares of our Series B Preferred Stock have been sold, and there can be no guarantee with regard to how many shares will be sold, if any.
The 2017 Registration Statement permits us to issue up to an aggregate of $300.0 million in securities (including approximately $29.3 million originally reserved for issuance under our ATM Program and up to $162.5 million reserved for issuance of shares of our Series B Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $40.7 million of common stock (including approximately $11.2 million through our ATM Program) and have registered $162.5 million of Series B Preferred Stock under the 2017 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table reflects our material contractual obligations as of March 31, 2018 (dollars in thousands):

		Payments Due During the
		Remaining Nine Months of	Fiscal Years Ending December 31,
Contractual Obligation	Total	2018	2019 – 2020	2021 – 2022	2023+
Debt obligations(1)	$295,030	$20,315	$37,561	$43,800	$193,354
Interest on debt obligations(2)	76,746	6,435	19,121	16,563	34,627
Term Preferred Stock(3)	28,750	—	—	28,750	—
Term Preferred Stock dividends(3)	6,426	1,377	3,672	1,377	—
Operating obligations(4)	5,234	2,884	2,350	—	—
Operating lease obligations(5)	267	36	94	77	60
Total	$412,453	$31,047	$62,798	$90,567	$228,041

(1)
Debt obligations include all borrowings (consisting of mortgage notes and bonds payable and our lines of credit) outstanding as of March 31, 2018. Maturity dates of these debt obligations range from July 2018 to November 2041.

(2)
Interest on debt obligations includes estimated interest on our revolving equity lines of credit within the MetLife Facility. The balances and interest rates on such revolving equity lines of credit are variable, thus the amounts of interest calculated for purposes of this table were based upon the balances and interest rates in place as of March 31, 2018.

(3)
Our Series A Term Preferred Stock has a mandatory redemption date of September 30, 2021, and the related dividend payments are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations.

(4)
Operating obligations represent commitments outstanding as of March 31, 2018. See Note 8, “Commitments and Contingencies,” in the notes to our accompanying condensed consolidated financial statements for further discussion on each of these operating obligations.

(5)
Operating lease obligations represent ground lease payments due on two of our Arizona farms (1,368 total acres), which are leased from the State of Arizona under leases expiring in February 2022 and February 2025, respectively.

Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any material off-balance sheet arrangements.
NON-GAAP FINANCIAL INFORMATION
Funds from Operations, Core Funds from Operations and Adjusted Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) developed funds from operations (“FFO”) as a relative non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis as determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We further present core FFO (“CFFO”) and adjusted FFO (“AFFO”) as additional non-GAAP financial measures of our operational performance, as we believe both CFFO and AFFO improve comparability on a period-over-period basis and are more useful supplemental metrics for investors to use in assessing our operational performance on a more sustainable basis than FFO. We believe that these additional performance metrics provide investors with additional insight to how management measures our ongoing performance, as each of CFFO and AFFO (and their respective per-share amounts) are used by management and our board of directors, as appropriate, in assessing overall performance, as well as in certain decision-making analysis, including, but not limited to, the timing of acquisitions and potential equity raises (and the type of securities to offer in any such equity raises), the determination of any fee credits, and declarations of distributions on our common stock. We believe that net income is the most directly-comparable GAAP measure to each of FFO, CFFO, and AFFO.
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

•
Acquisition-related accounting fees. Certain auditing and accounting fees we incur are directly related to acquisitions and vary depending on the number and complexity of acquisitions completed during a period. Due to the inconsistency in which these costs are incurred, we believe the exclusion of these expenses improves comparability of our operating results on a period-to-period basis.

•	Other adjustments. We will adjust for certain non-recurring charges and receipts and will explain such adjustments accordingly.
Further, we calculate AFFO by adjusting CFFO for the following items:

•
Rent adjustments. This adjustment removes the effects of straight-lining rental income, as well as the amortization related to above-market lease values and lease incentives and accretion related to below-market lease values, deferred revenue, and tenant improvements, resulting in rental income reflected on a modified accrual cash basis. In addition to these adjustments, we also modify the calculation of cash rents within our definition of AFFO to provide greater consistency and comparability due to the period-to-period volatility in which cash rents are received. To coincide with our tenants’ harvest seasons, our leases typically provide for cash rents to be paid at various points throughout the lease year, usually annually or semi-annually. As a result, cash rents received during a particular period may not necessarily be comparable to other periods or represent the cash rents indicative of a given lease year. Therefore, we further adjust AFFO to normalize the cash rent received pertaining to a lease year over that respective lease year on a straight-line basis, resulting in cash rent being recognized ratably over the period in which the cash rent is earned.

•
Amortization of debt issuance costs. The amortization of costs incurred to obtain financing is excluded from AFFO, as it is a non-cash expense item that is not directly related to the operating performance of our properties.

We believe the foregoing adjustments aid our investors’ understanding of our ongoing operational performance.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three months ended March 31, 2018 and 2017 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended March 31,
	2018	2017
Net (loss) income	$(318)	$173
Plus: Real estate and intangible depreciation and amortization	2,189	1,472
FFO available to common stockholders and OP Unitholders	1,871	1,645
Plus: Acquisition-related expenses	134	9
Plus: Acquisition-related accounting fees	22	11
Plus: Other charges(1)	163	—
CFFO available to common stockholders and OP Unitholders	2,190	1,665
Net rent adjustment	(251)	(134)
Plus: Amortization of debt issuance costs	143	116
AFFO available to common stockholders and OP Unitholders	$2,082	$1,647

Weighted-average common shares outstanding – basic and diluted	13,957,732	10,395,736
Weighted-average OP Units outstanding(2)	977,271	1,449,258
Weighted-average total shares outstanding	14,935,003	11,844,994

Diluted FFO per weighted-average total share	$0.13	$0.14
Diluted CFFO per weighted-average total share	$0.15	$0.14
Diluted AFFO per weighted-average total share	$0.14	$0.14

(1)
Consists of the property and casualty loss recorded during the three months ended March 31, 2018, plus approximately $34,000 of additional repairs incurred as a result of damage caused to irrigation improvements from a lightning strike on one of our Arizona properties, which repairs were expensed during the three months ended March 31, 2018.

(2)
Includes only OP Units held by third parties. As of March 31, 2018 and 2017, there were 970,605 and 1,449,258, respectively, OP Units held by non-controlling limited partners, representing 6.0% and 10.9%, respectively, of all OP Units issued and outstanding.

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
Per the Valuation Policy, our valuations are generally derived based on the following:

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

•
For real estate we acquired more than one year prior to the date of valuation, we determine the fair value either by relying on estimates provided by independent, third-party appraisers or through an internal valuation process. In addition, if significant capital improvements take place on a property, we will typically have those properties reappraised upon completion of the project by an independent, third-party appraiser. In any case, we intend to have each property valued by an independent, third-party appraiser via a full appraisal at least once every three years, with interim values generally being determined by either: (i) a restricted appraisal (a “desk appraisal”) performed by an independent, third-party appraiser, or (ii) our internal valuation process.

Various methodologies were used, both by the appraisers and in our internal valuations, to determine the fair value of our real estate on a fee simple, “as-is” basis, including the sales comparison, income capitalization (or a discounted cash flow analysis), and cost approaches of valuation. In performing their analyses, the appraisers typically (i) conducted site visits to the properties (where full appraisals were performed), (ii) discussed each property with our Adviser and reviewed property-level information, including, but not limited to, property operating data, prior appraisals (as available), existing lease agreements, farm acreage, location, access to water and water rights, potential for future development, and other property-level information, and (iii) reviewed information from a variety of sources about regional market conditions applicable to each of our properties, including, but not limited to, recent sale prices of comparable farmland, market rents for similar farmland, estimated marketing and exposure time, market capitalization rates, and the current economic environment, among others. In performing our internal valuations, we will consider the most recent appraisal available and use similar methodologies in determining an updated fair value. We will also obtain updated market data related to the property, such as updated sales and market rent comparisons and market capitalization rates, and perform an updated assessment of the tenants’ credit risk profiles, among others. Sources of this data may come from market inputs from recent acquisitions of our own portfolio of real estate, recent appraisals of properties we own that are similar in nature and in the same region (as applicable) as the property being valued, market conditions and trends we observe in our due diligence process, and conversations with appraisers, brokers, and farmers.

A breakdown of the methodologies used to value our properties and the aggregate value as of March 31, 2018, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value		% of Total Fair Value
Purchase Price	13	8,383	7,052	$72,765	$66,114		12.3%
Internal Valuation	8	8,356	6,553	39,927	46,264	(2)	8.6%
Third-party Appraisal(3)	54	46,612	37,554	348,494	425,000		79.1%
Total	75	63,351	51,159	$461,186	$537,378		100.0%

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.

(2)
96.7% of this valuation, or approximately $44.8 million, is supported by values as determined by third-party appraisals performed between August 2015 and June 2016. The difference of approximately $1.5 million represents the net appreciation of those properties since the time of such appraisals, as determined in accordance with our Valuation Policy.

(3)	Appraisals performed between July 2017 and March 2018.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of March 31, 2018, include land values per farmable acre, market rental rates per farmable acre, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$815 – $92,176	$38,981	$4,123 – $18,941	$7,202
Market Rent (per farmable acre)	$20 – $4,718	$1,886	$215 – $1,474	$386
Market Capitalization Rate	1.14% – 5.65%	4.18%	4.70% – 5.87%	4.97%
Note: Figures in the table above apply only to the farmland portion of our portfolio and exclude assumptions made relating to farm-related property (e.g., cooling facilities), and other structures on our properties (e.g., residential housing), as their aggregate value was considered to be insignificant in relation to that of the farmland.
Our Valuation Team reviews the appraisals, including the significant assumptions and inputs used in determining the appraised values, and considers any developments that may have occurred since the time the appraisals were performed. Developments considered that may have an impact on the fair value of our real estate include, but are not limited to, changes in tenant credit profiles, changes in lease terms (such as expirations and notices of non-renewals or to vacate), and potential asset sales (particularly those at prices different from the appraised values of our properties).
Management believes that the purchase prices of the farms acquired during the previous 12 months, the most recent appraisals available for the farms acquired prior to the previous 12 months that were not valued internally, and the farms that were valued internally during the previous 12 months fairly represent the current market values of the properties as of March 31, 2018, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended March 31, 2018, from the prior value basis as of December 31, 2017, is provided in the table below (dollars in thousands):

Total portfolio fair value as of December 31, 2017		$533,297
Plus: Acquisition of two new farms during the three months ended March 31, 2018		5,045
Plus net value appreciation (depreciation) during the three months ended March 31, 2018:
27 farms valued via third-party appraisals	$(964)
Total net depreciation for the three months ended March 31, 2018		(964)
Total portfolio fair value as of March 31, 2018		$537,378
Management also determined fair values of all of its long-term borrowings. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of March 31, 2018, was approximately $278.8 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $291.1 million. In addition, using the closing stock price as of March 31, 2018, the fair value of the Series A Term Preferred stock was determined to be approximately $29.6 million, as compared to a carrying value (excluding unamortized related issuance costs) of approximately $28.8 million.

Calculation of Estimated Net Asset Value
To provide our stockholders with an estimate of the fair value of our real estate assets, we intend to estimate the fair value of our farms and farm-related properties and provide an estimated net asset value (“NAV”) on a quarterly basis. NAV is a non-GAAP, supplemental measure of financial position of an equity REIT and is calculated as total equity, adjusted for the increase or decrease in fair value of our real estate assets and long-term borrowings (including any preferred stock required to be treated as debt for GAAP purposes) relative to their respective costs bases. Further, we calculate NAV per common share by dividing NAV by our total common shares outstanding (consisting of our common stock and OP Units held by non-controlling limited partners). A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below.
The fair values presented above and their usage in the calculation of net asset value per share presented below have been prepared by and is the responsibility of management. PricewaterhouseCoopers LLP has neither examined, compiled, nor performed any procedures with respect to the fair values or the calculation of net asset value per common share, which utilizes information that is not disclosed within the financial statements, and, accordingly, does not express an opinion or any other form of assurance with respect thereto.
As of March 31, 2018, we estimate our NAV per common share to be $13.57, as detailed below (dollars in thousands, except per-share data):

Total equity per balance sheet		$131,968
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(461,186)
Plus: estimated fair value of real estate holdings(2)	537,378
Net fair value adjustment for real estate holdings		76,192
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	319,880
Less: fair value of aggregate long-term indebtedness(3)(4)	(308,360)
Net fair value adjustment for long-term indebtedness		11,520
Estimated NAV		$219,680
Total shares outstanding(5)		16,186,804
Estimated NAV per common share		$13.57

(1)	Per Net Cost Basis as presented in the table above.

(2)	Per Current Fair Value as presented in the table above.

(3)	Includes the principal balances outstanding of all long-term borrowings (consisting of mortgage notes and bonds payable) and the Series A Term Preferred Stock.

(4)	Long-term mortgage notes and bonds payable were valued using a discounted cash flow model. The Series A Term Preferred Stock was valued based on its closing stock price as of March 31, 2018.

(5)	Includes 15,216,199 shares of common stock and 970,605 OP Units held by non-controlling limited partners.
A quarterly roll-forward in the estimated NAV per common share for the three months ended March 31, 2018, is provided below

Estimated NAV per common share as of December 31, 2017		$13.96
Less net loss		(0.02)
Plus change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$(0.35)
Net change in unrealized fair value of long-term indebtedness	0.29
Net change in valuations		(0.06)
Less distributions		(0.13)
Less dilutive effect of equity issuances(2)		(0.18)
Estimated NAV per common share as of March 31, 2018		$13.57

(1)
The net change in unrealized fair value of farmland portfolio consists of three components: (i) a decrease of $0.07 due to the net depreciation in value of 27 farms that were valued during the three months ended March 31, 2018, (ii) an increase of $0.15 due to the aggregate depreciation and amortization expense recorded during the three months ended March 31, 2018, and (iii) a decrease of $0.43 due to capital improvements made on certain properties that have not yet been considered in the determination of the respective properties’ estimated fair values.

(2)	Reflective of shares of common stock issued during the three months ended March 31, 2018 through the March 2018 follow-on common stock offering and our ATM Program.

Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs, may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV as of March 31, 2018, to be $13.57 per share based on the calculation above, the closing price of our common stock on March 31, 2018, was $12.08, and it has subsequently traded between $11.70 and $13.95 per share.
The determination of estimated NAV is subjective and involves a number of assumptions, judgments, and estimates, and minor adjustments to these assumptions, judgments, or estimates may have a material impact on our overall portfolio valuation. In addition, many of the assumptions used are sensitive to market conditions and can change frequently. Changes in the market environment and other events that may occur during our ownership of these properties may cause the values reported above to vary from the actual fair value that may be obtained in the open market. Further, while management believes the values presented reflect current market conditions, the ultimate amount realized on any asset will be based on the timing of such dispositions and the then-current market conditions. There can be no assurance that the ultimate realized value upon disposition of an asset will approximate the estimated fair value above.

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
As of March 31, 2018, the fair value of our fixed-rate borrowings outstanding (excluding our Series A Term Preferred Stock), which accounted for approximately 98.6% of the aggregate principal balance of all borrowings outstanding as of March 31, 2018, was approximately $278.8 million. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. If market interest rates had been one percentage point lower or higher than those rates in place as of March 31, 2018, the fair value of our fixed-rate borrowings would have increased or decreased by approximately $14.4 million or $13.4 million, respectively.
There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended March 31, 2018, from that disclosed in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, are any such material legal proceedings threatened against us.

Item 1A.	Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned, “Item 1A. Risk Factors,” in our Form 10-K. There have been no material changes to risks associated with our business or investment in our securities from those previously set forth in the report described above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the three months ended March 31, 2018, we issued 7,700 shares of common stock in exchange for 7,700 OP Units that were held by certain limited partners of our Operating Partnership in connection with certain of our prior acquisitions. OP Units are generally redeemable for cash or, at our discretion, exchangeable into shares of our common stock on a one-for-one basis. The cash redemption amount per OP Unit is based on the market price of a shares of our common stock at the time of redemption. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
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
3.3
Articles Supplementary establishing the 6.375% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 11, 2016.

3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on July 12, 2017.
3.5
Articles Supplementary establishing the 6.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on January 10, 2018.

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

10.2
Subscription Escrow Agreement, dated as of January 8, 2018, by and among Gladstone Land Corporation and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on January 10, 2018.

10.3
Dealer Manager Agreement, dated January 10, 2018, by and between Gladstone Land Corporation and Gladstone Securities, LLC, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on January 10, 2018.

10.4
Form of Participating Dealer Agreement, dated January 10, 2018, by and between Gladstone Land Corporation and Gladstone Securities, LLC, incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K (File No. 001-35795), filed on February 20, 2018.

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

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2018, and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018, and 2017, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2018, and 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018, and 2017 and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: May 8, 2018	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: May 8, 2018	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors