Form 10-Q
period 2018-06-30
GLADSTONE LAND Corp
filed 2018-08-08
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 7, 2018, was 16,070,616.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Investments in real estate, net	$463,274	$449,486
Lease intangibles, net	5,078	5,492
Cash and cash equivalents	2,583	2,938
Crop inventory	—	1,528
Other assets, net	4,276	2,834
TOTAL ASSETS	$475,211	$462,278

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$3,500	$10,000
Mortgage notes and bonds payable, net	289,924	291,002
Series A cumulative term preferred stock, par value $0.001 per share; $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of June 30, 2018, and December 31, 2017, net	28,007	27,890
Accounts payable and accrued expenses	9,958	7,398
Due to related parties, net	807	940
Other liabilities, net	7,864	7,097
Total liabilities	340,060	344,327
Commitments and contingencies (Note 8)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value; 6,500,000 shares authorized, 20,280 shares issued and outstanding as of June 30, 2018; no shares authorized, issued, or outstanding as December 31, 2017	—	—
Common stock, $0.001 par value; 91,500,000 shares authorized, 16,023,872 shares issued and outstanding as of June 30, 2018; 98,000,000 shares authorized, 13,791,574 shares issued and outstanding as of December 31, 2017	16	14
Additional paid-in capital	155,106	129,705
Distributions in excess of accumulated earnings	(25,763)	(19,802)
Total stockholders’ equity	129,359	109,917
Non-controlling interests in Operating Partnership	5,792	8,034
Total equity	135,151	117,951
TOTAL LIABILITIES AND EQUITY	$475,211	$462,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
OPERATING REVENUES:
Rental revenue	$6,632	$5,994	$13,320	$11,742
Tenant recovery revenue	2	2	8	4
Other operating revenues	4,760	—	7,311	—
Total operating revenues	11,394	5,996	20,639	11,746
OPERATING EXPENSES:
Depreciation and amortization	2,242	1,599	4,430	3,071
Property operating expenses	318	259	746	542
Acquisition-related expenses	—	37	131	46
Management fee	754	530	1,411	924
Incentive fee	—	76	—	427
Administration fee	275	219	549	445
General and administrative expenses	367	370	790	782
Other operating expenses	5,140	—	7,498	—
Total operating expenses	9,096	3,090	15,555	6,237
Credits to fees from Adviser	(174)	—	(174)	—
Total operating expenses, net of credits to fees	8,922	3,090	15,381	6,237
OPERATING INCOME	2,472	2,906	5,258	5,509
OTHER INCOME (EXPENSE):
Other income	9	—	323	185
Interest expense	(2,815)	(2,193)	(5,646)	(4,350)
Distributions attributable to Series A cumulative term preferred stock	(458)	(458)	(916)	(916)
Property and casualty loss	—	—	(129)	—
Loss on write-down of inventory	(1,060)	—	(1,060)	—
Total other expense, net	(4,324)	(2,651)	(7,428)	(5,081)
NET (LOSS) INCOME	(1,852)	255	(2,170)	428
Net loss (income) attributable to non-controlling interests	110	(28)	131	(49)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(1,742)	227	(2,039)	379
Dividends declared on Series B cumulative redeemable preferred stock	(3)	—	(3)	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,745)	$227	$(2,042)	$379

(LOSS) EARNINGS PER COMMON SHARE:
Basic and diluted	$(0.11)	$0.02	$(0.14)	$0.03
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	15,506,512	11,850,624	14,736,400	11,127,199
Distributions declared per share of common stock	$0.133	$0.131	$0.266	$0.260
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value

Balance at December 31, 2016	—	$—	10,024,875	$10	$90,082	$(13,402)	$76,690	$11,087	$87,777
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—
Issuance of common stock, net	—	—	1,825,749	2	19,563	—	19,565	—	19,565
Net income	—	—	—	—	—	379	379	49	428
Distributions—OP Units and common stock	—	—	—	—	—	(2,918)	(2,918)	(376)	(3,294)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	(625)	—	(625)	625	—
Balance at June 30, 2017	—	$—	11,850,624	$12	$109,020	$(15,941)	$93,091	$11,385	$104,476

Balance at December 31, 2017	—	$—	13,791,574	$14	$129,705	$(19,802)	$109,917	$8,034	$117,951
Redemption of OP Units	—	—	251,267	—	2,028	—	2,028	(2,549)	(521)
Issuance of preferred stock, net	20,280	—	—	—	455	—	455	—	455
Issuance of common stock, net	—	—	1,981,031	2	23,601	—	23,603	—	23,603
Net loss	—	—	—	—	—	(2,039)	(2,039)	(131)	(2,170)
Dividends—Series B Preferred Stock	—	—	—	—	—	(3)	(3)	—	(3)
Distributions—OP Units and common stock	—	—	—	—	—	(3,919)	(3,919)	(245)	(4,164)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	(683)	—	(683)	683	—
Balance at June 30, 2018	20,280	$—	16,023,872	$16	$155,106	$(25,763)	$129,359	$5,792	$135,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,170)	$428
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,430	3,071
Amortization of debt issuance costs	289	236
Amortization of deferred rent assets and liabilities, net	(180)	(115)
Bad debt expense	31	—
Property and casualty loss	129	—
Loss on write-down of inventory	1,060	—
Changes in operating assets and liabilities:
Crop inventory and Other assets, net	(237)	48
Accounts payable and accrued expenses and Due to related parties, net	317	1,318
Other liabilities, net	813	(307)
Net cash provided by operating activities	4,482	4,679
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate	(5,036)	(82,950)
Capital expenditures on existing real estate	(11,356)	(1,624)
Proceeds from sale of real estate	132	—
Change in deposits on real estate acquisitions and investments, net	(300)	(565)
Net cash used in investing activities	(16,560)	(85,139)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common and preferred equity	25,113	20,722
Offering costs	(935)	(1,225)
Payments for redemption of OP Units	(521)	—
Borrowings from mortgage notes and bonds payable	2,733	49,001
Repayments of mortgage notes and bonds payable	(3,777)	(2,568)
Borrowings from lines of credit	9,100	38,000
Repayments of lines of credit	(15,600)	(19,500)
Payments of financing fees	(225)	(348)
Distributions paid on common stock	(3,919)	(2,918)
Distributions paid to non-controlling interests in Operating Partnership	(246)	(376)
Net cash provided by financing activities	11,723	80,788
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(355)	328
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,938	2,438
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,583	$2,766

NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Other assets, net	—	15
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	4,120	647
Loss on disposals of real estate assets included in Accounts payable and accrued expenses and Due to related parties, net	8	—
Real estate additions included in Other liabilities, net	136	33
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	194	140
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	2	45
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of June 30, 2018, and December 31, 2017, the Company owned 95.7% and 93.2%, respectively, of the outstanding OP Units (see Note 7, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be treated as a taxable REIT subsidiary (“TRS”) of ours. From October 17, 2017, through July 31, 2018, Land Advisers operated a 169-acre farm located in Ventura County, California, under a short-term lease (see Note 6, “Related-Party Transactions—TRS Lease Assumption” for further discussion on this lease assignment). On June 11, 2018, we entered into a new 10-year lease agreement (to commence August 1, 2018) with a new, unrelated third-party tenant to operate this farm. Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2018 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
As of June 30, 2018, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
Crop Inventory and Crop Sales
Crop Inventory
Costs incurred by Land Advisers in operating the 169-acre farm located in Ventura County, California, generally consisted of growing costs (including the costs of land preparation, plants, fertilizers and pesticides, and labor costs), harvesting and selling costs (including labor costs for harvesting, packaging and cooling costs, and sales commissions), and certain overhead costs (including management/oversight costs). As of June 30, 2018, we had approximately $1.1 million of unsold crops on the farm, including approximately $28,000 of unallocated fees earned by our Adviser from Land Advisers (see Note 6, “Related-Party Transactions—TRS Fee Arrangements,” for further discussion on this fee). However, due to certain market conditions (primarily the existence of bumper crops in all of the strawberry-growing regions within California), we were unable to sell all of the crops and therefore assessed the market value of such unsold crops to be zero as of June 30, 2018. Accordingly, we wrote down the cost of crop inventory to its estimated net realizable value of zero and recorded a loss during the three and six months ended June 30, 2018, of approximately $1.1 million (including approximately $28,000 of accumulated costs incurred by our Adviser that were allocated to these unsold crops (see Note 6, “Related-Party Transactions—TRS Lease Assumption—TRS Fee Arrangements—TRS Expense Sharing Agreement”)), included within Loss on write-down of inventory on the accompanying Condensed Consolidated Statement of Operations.
Crop inventory as of December 31, 2017, consisted of the following (dollars in thousands, except for footnotes):

Growing costs	$1,335
Overhead costs(1)	193
Total Crop inventory	$1,528

(1)
Includes approximately $71,000 of unallocated fees earned by our Adviser from Land Advisers as of December 31, 2017 (see Note 6, “Related-Party Transactions—TRS Fee Arrangements” for further discussion on this fee).

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
Revenues from the sale of harvested crops and accumulated costs allocated to the crops sold are shown in the following table (dollars in thousands, except for footnotes):

	For the three months ended June 30, 2018	For the six months ended June 30, 2018
Sales revenues(1)	$4,760	$7,306
Cost of sales(2)(3)(4)	(5,140)	(7,498)

(1)	Included within Other operating revenues on the accompanying Condensed Consolidated Statement of Operations.

(2)	Included within Other operating expenses on the accompanying Condensed Consolidated Statement of Operations.

(3)	Excludes rent expense owed to the Company and interest expense owed on a loan from the Company to Land Advisers, both of which expenses were eliminated in consolidation.

(4)
Excludes the allocation of a fee earned by our Adviser from Land Advisers of approximately $94,000 and $161,000 during the three and six months ended June 30, 2018, respectively, which is included within Management Fee on the accompanying Condensed Consolidated Statements of Operations (see Note 6, “Related-Party Transactions—TRS Fee Arrangements—TRS Expense Sharing Agreement” for further discussion on this fee).

There was minimal harvesting and sales activity on the farm operated by Land Advisers prior to January 1, 2018. In addition, the lease to Land Advisers for such farm expired on July 31, 2018, and the farm was subsequently leased by us to a new, unrelated third-party tenant under a lease commencing on August 1, 2018.
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
On October 17, 2017, Land Advisers, which is subject to federal and state income taxes, took over the operations on one of our farms in California. There was no taxable income from Land Advisers for the year ended December 31, 2017, and, as of June 30, 2018, we do not expect to have any material taxable income or loss for the tax year ending December 31, 2018.
Should we have any taxable income or loss in the future, we will account for any income taxes in accordance with the provisions of ASC 740, “Income Taxes,” using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases (including for operating loss, capital loss, and tax credit carryforwards) and are calculated using the enacted tax rates and laws expected to be in effect when such amounts are realized or settled. In addition, we will establish valuation allowances for tax benefits when we believe it is more-likely-than-not (defined as a likelihood of more than 50%) that such assets will not be realized.
Reclassifications
Certain property-specific costs have been reclassified from general and administrative expenses to property operating expenses on the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018. These reclassifications had no impact on previously-reported net income, equity, or net change in cash and cash equivalents.
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
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about our 75 farms as of June 30, 2018 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California	29	8,241	7,465	$211,344	$147,559
Florida	16	10,980	8,822	115,376	72,782
Arizona(3)	6	6,280	5,228	49,956	22,677
Colorado	10	31,450	24,513	41,752	24,509
Oregon	4	2,313	2,003	19,863	11,934
Nebraska	2	2,559	2,101	10,545	6,602
Washington	1	746	417	9,115	5,325
Michigan	5	446	291	4,989	2,786
North Carolina	2	310	295	2,342	1,270
	75	63,325	51,135	$465,282	$295,444

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Includes Investments in real estate, net (excluding improvements paid for by the tenant) and Lease intangibles, net; plus net above-market lease values and lease incentives included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Condensed Consolidated Balance Sheet.

(2)
Excludes approximately $2.0 million of debt issuance costs related to mortgage notes and bonds payable, included in Mortgage notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet.

(3)
Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had a net cost basis of approximately $2.9 million as of June 30, 2018 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).

Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of June 30, 2018, and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Real estate:
Land and land improvements	$360,576	$356,316
Irrigation systems	62,158	50,282
Buildings	18,463	18,191
Horticulture	35,928	34,803
Other improvements	6,687	6,551
Real estate, at gross cost	483,812	466,143
Accumulated depreciation	(20,538)	(16,657)
Real estate, net	$463,274	$449,486
Real estate depreciation expense on these tangible assets was approximately $2.0 million and $3.9 million for the three and six months ended June 30, 2018, respectively, and $1.4 million and $2.7 million for the three and six months ended June 30, 2017, respectively.
Included in the figures above are amounts related to tenant improvements, which are improvements made on certain of our properties paid for by our tenants but owned by us. As of each of June 30, 2018, and December 31, 2017, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.4 million. We recorded both depreciation expense and additional rental revenue related to these tenant improvements of approximately $74,000 and $150,000 for the three and six months ended June 30, 2018, respectively, and $53,000 and $89,000 for three and six months ended June 30, 2017, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of June 30, 2018, and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Lease intangibles:
Leasehold interest – land	$3,498	$3,498
In-place leases	1,404	1,451
Leasing costs	1,526	1,490
Tenant relationships	439	439
Lease intangibles, at cost	6,867	6,878
Accumulated amortization	(1,789)	(1,386)
Lease intangibles, net	$5,078	$5,492
Total amortization expense related to these lease intangible assets was approximately $253,000 and $546,000 for the three and six months ended June 30, 2018, respectively, and $210,000 and $348,000 for the three and six months ended June 30, 2017, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of June 30, 2018, and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$26	$(9)	$26	$(5)
Below-market lease values and other deferred revenue(2)	(823)	159	(823)	125
	$(797)	$150	$(797)	$120

(1)
Above-market lease values and lease incentives are included as part of Other assets, net on the accompanying Condensed Consolidated Balance Sheets, and the related amortization is recorded as a reduction of rental income.

(2)
Below-market lease values and other deferred revenue are included as a part of Other liabilities, net on the accompanying Condensed Consolidated Balance Sheets, and the related accretion is recorded as an increase to rental income.

Total amortization related to above-market lease values and lease incentives was approximately $2,000 and $4,000 for the three and six months ended June 30, 2018, respectively, and $2,000 and $4,000 during the three and six months ended June 30, 2017, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $17,000 and $34,000 for the three and six months ended June 30, 2018, respectively, and $15,000 and $30,000 for the three and six months ended June 30, 2017, respectively.
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
2018 Acquisitions
During the six months ended June 30, 2018, we acquired two new farms, which are summarized in the table below (dollars in thousands):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)	New Long-term Debt
Taft Highway(3)	Kern, CA	1/31/2018	161	1	Potatoes and Melons	N/A	N/A	$2,945	$32	$—	$1,473
Cemetery Road	Van Buren, MI	3/13/2018	176	1	Blueberries	9.6 years	N/A	2,100	39	150	1,260
			337	2				$5,045	$71	$150	$2,733

(1)	Unless noted otherwise, acquisitions were accounted for as asset acquisitions under ASC 360.

(2)	Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

(3)
Farm was purchased with no lease in place at the time of acquisition. On May 10, 2018, we entered into a new, short-term lease for a portion of the farm. The new lease is scheduled to expire on September 30, 2018, and provides for annualized straight-line rent of approximately $27,000.

During the three and six months ended June 30, 2018, in the aggregate, we recognized operating revenues of approximately $41,000 and $49,000, respectively, and a net loss of approximately $23,000 and $28,000, respectively, related to the above acquisitions.
2017 Acquisitions
During the six months ended June 30, 2017, we acquired seven new farms, which are summarized in the table below (dollars in thousands).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term(1)	Renewal Options	Total Purchase Price	Acquisition Costs(2)	Annualized Straight-line Rent(3)		Net Long-term Debt
Citrus Boulevard	Martin, FL	1/12/2017	3,748	1	Organic Vegetables	7.0 years	3 (5 years)	$54,000	$80	$2,926		$32,400
Spot Road (4)	Yuma, AZ	6/1/2017	3,280	4	Melons and Alfalfa Hay	8.6 years	1 (10 years) & 1 (2 years)	27,500	88	1,673		15,300
Poplar Street	Bladen, NC	6/2/2017	310	2	Organic Blueberries	9.6 years	1 (5 years)	2,169	49	122	(5)	1,301
			7,338	7				$83,669	$217	$4,721		$49,001

(1)	Where more than one lease was assumed or executed, represents the weighted average lease term on the property.

(2)	Unless noted otherwise, acquisitions were accounted for as asset acquisitions under ASC 360.

(3)	Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.

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

(5)	This lease provides for a variable rent component based on the gross crop revenues earned on the property. The figure above represents only the minimum cash guarantee under the lease.
During the three and six months ended June 30, 2017, in the aggregate, we recognized operating revenues of approximately $883,000 and $1.5 million, respectively, and earnings of approximately $429,000 and $809,000, respectively, related to the above acquisition.

Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the six months ended June 30, 2018 and 2017 is as follows (dollars in thousands):

Acquisition Period	Land and Land Improvements	Buildings	Irrigation & Drainage Systems	Other Improvements	Horticulture	Leasehold Interest – Land	In-place Leases	Leasing Costs	Total Purchase Price
2018 Acquisitions	$3,256	$123	$582	$—	$961	$—	76	$47	$5,045
2017 Acquisitions	65,839	2,123	10,336	455	706	3,488	254	468	83,669
Acquired Intangibles and Liabilities
The following table shows the weighted-average amortization periods (in years) for the intangible assets acquired and liabilities assumed in connection with new real estate acquired during the six months ended June 30, 2018 and 2017:

	Weighted-Average Amortization Period (in Years)
Intangible Assets and Liabilities	2018	2017
Leasehold interest – land	0.0	6.9
In-place leases	9.6	9.1
Leasing costs	9.6	9.2
Above-market lease values	0.0	2.1
Below-market lease values and deferred revenue	0.0	2.3
All intangible assets and liabilities	9.6	7.3
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
On June 11, 2018, we entered into a new 10-year lease agreement with a new, unrelated third-party tenant on the 169-acre farm located in Ventura County, California, previously farmed by Land Advisers. The new lease commenced on August 1, 2018, and provides for annualized straight-line rent of approximately $667,000, which represents a decrease of approximately $91,000, or 12.0%, from that of the previous lease that was assigned to Land Advisers (see Note 6, “Related-Party Transactions—TRS Lease Assumption” for further discussion on this lease assignment). However, the new lease is a pure, triple-net lease, whereas the previous lease was a partial-net lease (with us, as landlord, responsible for the property taxes on the farm), which is expected to result in annual tax savings of at least $108,000 per year.
Land Exchange
On June 7, 2018, we completed a transaction with the current tenant on one of our Florida farms where we exchanged land for total consideration consisting of both land and cash. As a result of the transaction, we sold 26 net acres for total cash proceeds of approximately $132,000 and, after closing costs, recognized a nominal loss on the transaction.

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
We are still in the process of assessing the amount expected to be recovered, as well as the collectability of such amounts; thus, no offset to the loss has been recorded as of June 30, 2018.
Portfolio Diversification and Concentrations
Diversification
The following table summarizes the geographic locations, by state, of our farms with leases to unrelated third-party tenants in place as of June 30, 2018 and 2017 (dollars in thousands):

	As of and For the Six Months Ended June 30, 2018					As of and For the Six Months Ended June 30, 2017
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California(1)	29	8,241	13.0%	$6,061	45.5%	22	6,713	11.6%	$5,728	48.8%
Florida	16	10,980	17.3%	3,530	26.5%	16	9,315	16.1%	3,143	26.8%
Colorado	10	31,450	49.7%	1,372	10.3%	9	30,170	52.1%	1,345	11.4%
Arizona	6	6,280	9.9%	955	7.2%	6	6,280	10.8%	512	4.3%
Oregon	4	2,313	3.7%	618	4.6%	4	2,313	4.0%	589	5.0%
Nebraska	2	2,559	4.0%	290	2.2%	2	2,559	4.4%	290	2.5%
Washington	1	746	1.2%	242	1.8%	—	—	—%	—	—%
Michigan	5	446	0.7%	170	1.3%	4	270	0.5%	125	1.1%
North Carolina	2	310	0.5%	82	0.6%	2	310	0.5%	10	0.1%
TOTALS	75	63,325	100.0%	$13,320	100.0%	65	57,930	100.0%	$11,742	100.0%

(1)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across four of these growing regions.

Concentrations
Credit Risk
As of June 30, 2018, our farms were leased to 51 different, unrelated third-party tenants (plus one related-party tenant), with certain tenants leasing more than one farm. One unrelated tenant (“Tenant A”) leases five of our farms, and aggregate rental revenue attributable to Tenant A accounted for approximately $2.2 million, or 16.6%, of the rental revenue recorded during the six months ended June 30, 2018. If Tenant A fails to make rental payments, elects to terminate its leases prior to their expirations, or does not renew its leases (and we cannot re-lease the farms on satisfactory terms), there could be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total rental revenue recorded during the six months ended June 30, 2018.

Geographic Risk
As of June 30, 2018, 29 of the 75 farms we owned were located in California, 16 farms were located in Florida, and 10 farms were located in Colorado. Further, our California, Florida, and Colorado farms accounted for approximately $6.1 million (45.5%), $3.5 million (26.5%), and $1.4 million (10.3%), respectively, of the rental revenue recorded during the six months ended June 30, 2018. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California or Florida were materially impacted by the recent wildfires or hurricanes in those respective areas. No other single state accounted for more than 10.0% of the total rental revenue recorded during the six months ended June 30, 2018.
NOTE 4. BORROWINGS
Our borrowings as of June 30, 2018, and December 31, 2017 are summarized below (dollars in thousands):

	Carrying Value as of		As of June 30, 2018
	June 30, 2018	December 31, 2017	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Mortgage notes and bonds payable:
Fixed-rate mortgage notes payable	$206,393	$208,469	3.16%–4.99%; 3.63%	6/1/2020–11/1/2041; June 2029
Fixed-rate bonds payable	85,551	84,519	2.38%–4.47%; 3.15%	7/30/2018–3/13/2028; August 2021
Total mortgage notes and bonds payable	291,944	292,988
Debt issuance costs – mortgage notes and bonds payable	(2,020)	(1,986)	N/A	N/A
Mortgage notes and bonds payable, net	$289,924	$291,002

Variable-rate revolving lines of credit	$3,500	$10,000	4.57%	4/5/2024

Total borrowings, net	$293,424	$301,002

(1)	Where applicable, stated interest rates are before interest patronage (as described below).
The weighted-average interest rate charged on the above borrowings, excluding the impact of debt issuance costs and before any interest patronage, or refunded interest, was 3.60% and 3.56% for the three and six months ended June 30, 2018, respectively, and 3.28% and 3.27% for the three and six months ended June 30, 2017, respectively. In addition, 2017 interest patronage from our Farm Credit Notes Payable (as defined below), which we received and recorded during the six months ended June 30, 2018, resulted in an 18.0% reduction (approximately 71 basis points) to the stated interest rates on such borrowings. We are unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2018 on our Farm Credit Notes Payable.
MetLife Borrowings
MetLife Facility
On May 9, 2014, we closed on a credit facility (the “MetLife Facility”) with Metropolitan Life Insurance Company (“MetLife”). As a result of subsequent amendments, the MetLife Facility currently consists of an aggregate of $200.0 million of term notes (the “MetLife Term Notes”) and $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit”). The following table summarizes the pertinent terms of the MetLife Facility as of June 30, 2018 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
MetLife Term Notes	$200,000	(1)	1/5/2029	$128,914	3.30%, fixed through 1/4/2027	(2)	$63,530	(3)(4)
MetLife Lines of Credit	75,000		4/5/2024	3,500	3-month LIBOR + 2.25%	(5)	71,500	(3)
Total principal outstanding				$132,414

(1)
If the aggregate commitment under the MetLife Facility is not fully utilized by December 31, 2019, MetLife has the option to be relieved of its obligation to disburse the additional funds under the MetLife Term Notes.

(2)
Represents the blended interest rate as of June 30, 2018. Interest rates for subsequent disbursements will be based on then-prevailing market rates. The interest rate on all then-outstanding disbursements will be subject to adjustment on January 5, 2027. Through December 31, 2019, the MetLife Term Notes are also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the MetLife Term Notes).

(3)	Based on the properties that were pledged as collateral under the MetLife Facility, as of June 30, 2018, the maximum additional amount we could draw under the facility was approximately $16.9 million.

(4)	Net of amortizing principal payments of approximately $7.6 million.

(5)
The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under each line of credit). The interest rate spread will be subject to adjustment on October 5, 2019. As of June 30, 2018, the interest rate on the MetLife Lines of Credit was 4.57%.

Individual MetLife Notes
The following table summarizes, in the aggregate, the terms of two additional loan agreements entered into with MetLife (collectively, the “Individual MetLife Notes”) as of June 30, 2018 (dollars in thousands):

Date of Issuance	Principal Outstanding	Maturity Date	Principal Amortization	Interest Rate Terms
5/31/2017	$15,032	2/14/2022 & 2/14/2025	28.6 years	3.55% & 3.85%, fixed throughout their respective terms
As of June 30, 2018, we were in compliance with all covenants applicable to the MetLife Borrowings.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements with certain Farm Credit associations, including Farm Credit of Central Florida, FLCA (“Farm Credit CFL”), Farm Credit West, FLCA (“Farm Credit West”), Cape Fear Farm Credit, ACA (“CF Farm Credit”), Farm Credit of Florida, ACA (“Farm Credit FL”), and Northwest Farm Credit Services, FLCA (“NW Farm Credit,” and, collectively, with the other Farm Credit associations, “Farm Credit”). During the six months ended June 30, 2018, we entered into the following loan agreement with Farm Credit (dollars in thousands):

Issuer	Date of Issuance	Amount(1)	Maturity Date	Principal Amortization	Interest Rate Terms(2)
Farm Credit West	4/11/2018	$1,473	5/1/2038	20.5 years	4.99%, fixed through April 30, 2023 (variable thereafter)

(1)	Proceeds from this note were used to repay existing indebtedness.

(2)	Stated rate is before interest patronage.
The following table summarizes, in the aggregate, the pertinent terms of the loans outstanding from Farm Credit (collectively, the “Farm Credit Notes Payable”) as of June 30, 2018 (dollars in thousands, except for footnotes):

Issuer	# of Loans Outstanding	Dates of Issuance	Maturity Dates	Principal Outstanding	Stated Interest Rate(1)
Farm Credit CFL	7	9/19/2014 – 7/13/2017	6/1/2020 – 10/1/2040	$24,274	4.29%	(2)
Farm Credit West	5	4/4/2016 – 4/11/2018	5/1/2037 – 11/1/2041	25,332	4.08%	(3)
CF Farm Credit	1	6/14/2017	7/1/2022	1,270	4.41%	(4)
Farm Credit FL	1	8/9/2017	3/1/2037	5,727	4.70%	(5)
NW Farm Credit	1	9/8/2017	9/1/2024	5,325	4.41%	(6)
Total	15			$61,928

(1)	Represents the weighted-average, blended rate (before interest patronage, as discussed below) on the respective borrowings as of June 30, 2018.

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
As of June 30, 2018, we were in compliance with all covenants applicable to the Farm Credit Notes Payable.
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
During the six months ended June 30, 2018, we issued one bond, the terms of which are summarized in the table below (dollars in thousands):

Date of Issuance	Gross Proceeds(1)	Maturity Dates	Principal Amortization	Interest Rate Terms
3/13/2018	$1,260	3/13/2028	None	4.47%, fixed throughout its respective term

(1)	Proceeds from these bonds were used for the acquisition of a new farm.
The following table summarizes, in the aggregate, the terms of the 15 bonds outstanding under the Farmer Mac Facility as of June 30, 2018 (dollars in thousands):

Dates of Issuance	Initial Commitment		Maturity Dates		Principal Outstanding	Stated Interest Rate(1)	Undrawn Commitment
12/11/2014–3/13/2018	$125,000	(2)	7/30/2018–3/13/2028	(3)	$85,551	3.15%	$37,858	(4)

(1)	Represents the weighted-average interest rate as of June 30, 2018.

(2)	If the balance of the Farmer Mac Facility is not fully utilized by December 11, 2018, Farmer Mac has the option to be relieved of its obligations to purchase additional bonds under the facility.

(3)
Subsequent to June 30, 2018, a bond of approximately $9.4 million that was scheduled to mature on July 30, 2018, was replaced with a new bond issuance of approximately $10.4 million. See Note 10, “Subsequent Events,” for further details on the new issuance.

(4)	As of June 30, 2018, there was no additional availability to draw under the Farmer Mac Facility, as no additional properties had been pledged as collateral.
As of June 30, 2018, we were in compliance with all covenants under the Farmer Mac Facility.

Rabo Note Payable
On October 13, 2017, in connection with the acquisition of a farm, we closed on a term loan from Rabo AgriFinance, LLC (“Rabo”). The following table summarizes the terms of our loan agreement with Rabo (the “Rabo Note Payable”) as of June 30, 2018 (dollars in thousands):

Date of Issuance	Maturity Date	Principal Outstanding	Principal Amortization	Stated Interest Rate
10/13/2017	10/1/2022	$518	25.0 years	4.59%
As of June 30, 2018, we were in compliance with all covenants under the Rabo Note Payable.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate mortgage notes and bonds payable as of June 30, 2018, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining six months ending December 31:	2018	$19,679	(1)
For the fiscal years ending December 31:	2019	11,111
	2020	26,543
	2021	7,309
	2022	36,594
	2023	41,377
	Thereafter	149,331
		$291,944

(1)
Subsequent to June 30, 2018, a bond of approximately $9.4 million that was scheduled to mature on July 30, 2018, was replaced with a new bond issuance of approximately $10.4 million. See Note 10, “Subsequent Events,” for further details on the new bond issuance.

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

As of June 30, 2018, the aggregate fair value of our long-term, fixed-rate mortgage notes and bonds payable was approximately $278.0 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $291.9 million. The fair value of our long-term, fixed-rate mortgage notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature of the MetLife Lines of Credit and the lack of changes in market credit spreads, their aggregate fair value as of June 30, 2018, is deemed to approximate their aggregate carrying value of $3.5 million.
NOTE 5. SERIES A TERM PREFERRED STOCK
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
Generally, we may not redeem shares of the Series A Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. On or after September 30, 2018, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption. The shares of the Series A Term Preferred Stock have a mandatory redemption date of September 30, 2021, and are not convertible into our common stock or any other securities. We incurred approximately $1.2 million in total offering costs related to this issuance, which have been recorded net of the Series A Term Preferred Stock as presented on the accompanying Condensed Consolidated Balance Sheet and are being amortized over the mandatory redemption period as a component of interest expense on the accompanying Condensed Consolidated Statements of Operations.
The Series A Term Preferred Stock is recorded as a liability on our accompanying Condensed Consolidated Balance Sheets in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily-redeemable financial instruments should be classified as liabilities. In addition, the related dividend payments are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations.
As of June 30, 2018, the fair value of our Series A Term Preferred Stock was approximately $29.3 million, as compared to the carrying value, exclusive of offering costs, of $28.8 million. The fair value of our Series A Term Preferred Stock is valued using Level 1 inputs under the hierarchy established by ASC 820-10, “Fair Value Measurements and Disclosures,” and is calculated based on the closing per-share price as of June 30, 2018, of $25.50.
For information on the dividends declared by our Board of Directors and paid by us on the Series A Term Preferred Stock during the six months ended June 30, 2018 and 2017, see Note 7, “Equity—Distributions.”
NOTE 6. RELATED-PARTY TRANSACTIONS
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by David Gladstone, our chairman, chief executive officer, and president. In addition, two of our executive officers, Mr. Gladstone and Terry Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of each of our Adviser and Administrator, and Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel, and secretary.
The initial investment advisory agreement with our Adviser that was in effect through March 31, 2017 (the “Prior Advisory Agreement”), and the current administration agreement with our Administrator (the “Administration Agreement”) each became effective February 1, 2013. On April 11, 2017, we entered into a Second Amended and Restated Investment Advisory Agreement (the “Amended Advisory Agreement”) with our Adviser that became effective beginning with the three months ended June 30, 2017. Our entrance into the Amended Advisory Agreement was approved unanimously by our board of directors, including, specifically, our independent directors.
A summary of the compensation terms for each of the Prior Advisory Agreement, the Amended Advisory Agreement, and the Administration Agreement is below.
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
TRS Lease Assumption
On October 17, 2017, the then-existing lease on one of our California farms was assigned by the tenant to Land Advisers (the “TRS Lease Assumption”). The lease assigned to Land Advisers, as amended, expired on July 31, 2018, and effective August 1, 2018 (pursuant to a new lease agreement executed on June 11, 2018), this farm began being leased out to a new, unrelated third-party tenant under a 10-year lease.
TRS Fee Arrangements
In connection with the TRS Lease Assumption, on October 23, 2017, in exchange for services provided by our Adviser to Land Advisers, our Adviser and Land Advisers entered into an Expense Sharing Agreement (the “TRS Expense Sharing Agreement”). In addition, during the three months ended December 31, 2017, to account for the time our Administrator’s staff spends on activities related to Land Advisers, we adopted a policy wherein a portion of the fee paid by the Company to our

Administrator pursuant to the Administration Agreement would be allocated to Land Advisers (the “TRS Administration Fee Allocation, and together with the TRS Expense Sharing Agreement, the “TRS Fee Arrangements”).
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
Through June 30, 2018, our Adviser had incurred approximately $189,000 of costs related to services provided to Land Advisers (approximately $43,000 and $118,000 of which were incurred during the three and six months ended June 30, 2018, respectively). Such costs, while payable by Land Advisers, were initially accumulated and deferred (included within Crop inventory on the accompanying Condensed Consolidated Balance Sheets) and then allocated to costs of sales as the related crops are harvested and sold. During the three and six months ended June 30, 2018, approximately $94,000 and $161,000, respectively, of the total accumulated costs incurred by our Adviser was allocated to the costs of crops sold and is included within Management Fee on the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018. The remaining $28,000 of accumulated costs incurred by our Adviser was allocated to harvested but unsold crops held within crop inventory as of June 30, 2018. As the market value of our crop inventory was written down to zero as of June 30, 2018, all costs allocated to these crops (including the $28,000 incurred by our Adviser) were included within Loss on write-down of inventory on the accompanying Condensed Consolidated Statement of Operations. See Note 2, “Summary of Significant Accounting Policies—Crop Inventory and Crop Sales—Crop Inventory,” for further discussion on the write-down of our crop inventory as of June 30, 2018. In addition, during the three months ended June 30, 2018, our Adviser granted Land Advisers a voluntary, irrevocable waiver of approximately $174,000 to be applied against a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement.
TRS Administration Fee Allocation
Under to the TRS Administration Fee Allocation, a portion of the fee owed by us to our Administrator under the Administration Agreement is allocated to Land Advisers based on the percentage of each employee’s time devoted to matters related to Land Advisers in relation to the total time such employees devoted to the Company.
During the three and six months ended June 30, 2018, approximately $17,000 and $30,000, respectively, of the administration fee that would have otherwise been owed by us to our Administrator was allocated to Land Advisers. This administration fee is payable by Land Advisers and is included within Administration Fee on the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018.
Gladstone Securities
On April 11, 2017, we entered into an agreement with Gladstone Securities, LLC (“Gladstone Securities”), effective beginning with the three months ended June 30, 2017, for it to act as our non-exclusive agent to assist us with arranging financing for our properties (the “Financing Arrangement Agreement”). Gladstone Securities is a privately-held broker-dealer and a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by Mr. Gladstone, who also serves on the board of managers of Gladstone Securities.
Financing Arrangement Agreement
We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing financing on our properties. Depending on the size of the financing obtained, the maximum amount of the financing fee, which will be payable upon closing of the respective financing, will range from 0.5% to 1.0% of the amount of financing obtained. The amount of the financing fee may be reduced or eliminated as determined by us and Gladstone Securities after taking into consideration various factors, including, but not limited to, the involvement of any unrelated third-party brokers and general market conditions. Financing fees paid to Gladstone Securities during the six months ended June 30, 2018 was approximately $2,000. Through June 30, 2018, the total amount of financing fees paid to Gladstone Securities represented approximately 0.12% of the total financings secured since the Financing Arrangement Agreement has been in place.

Dealer-Manager Agreement
On January 10, 2018, we entered into a dealer-manager agreement (the “Dealer-Manager Agreement”) with Gladstone Securities, whereby Gladstone Securities serves as our exclusive dealer-manager in connection with the Primary Offering of our Series B Preferred Stock (each as defined in Note 7, “Equity—Series B Preferred Stock”). Under the Dealer-Manager Agreement, Gladstone Securities provides certain sales, promotional, and marketing services to us in connection with the offering of the Series B Preferred Stock, and we will pay Gladstone Securities: (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series B Preferred Stock in the Primary Offering, and (ii) a dealer-manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the Primary Offering (the “Dealer-Manager Fee”).  Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer-Manager Fee to participating broker-dealers in support of the Primary Offering. The terms of the Dealer-Manager Agreement were approved by our board of directors, including all of its independent directors. Through June 30, 2018, total selling commissions and dealer-manager fees paid to Gladstone Securities in connection with sales of the Series B Preferred Stock was approximately $50,000 (all of which was paid during the three months ended June 30, 2018). Such fees are netted against the gross proceeds received from sales of the Series B Preferred Stock and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheet.
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018		2017	2018		2017
Management fee(1)(2)	$754	(3)	$530	$1,411	(3)	$924
Incentive fee(1)(2)	—		76	—		427
Credits from voluntary, irrevocable waiver by Adviser’s board of directors(2)	(174)		—	(174)		—
Total fees to our Adviser	$580		$606	$1,237		$1,351
Administration fee(1)(2)	$275	(4)	$219	$549	(4)	$445
Dealer-Manager Fees to Gladstone Securities(1)(5)	$50		$—	$50		$—
Financing Fees to Gladstone Securities(1)(6)	$2		$2	$2		$2

(1)	Pursuant to the agreements with the respective related-party entities, as discussed above.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

(3)
Includes the allocation of approximately $94,000 and $161,000 of the total accumulated costs incurred by our Adviser as a result of the crops harvested and sold on the farm operated by Land Advisers during the three and six months ended June 30, 2018, respectively, as further described above under “TRS Expense Sharing Agreement.” Excludes an additional $28,000 of accumulated costs incurred by our Adviser pursuant to the TRS Expense Sharing Agreement. Such costs were allocated to crop inventory that was written down to zero as of June 30, 2018, and are included within Loss on write-down of inventory on the accompanying Condensed Consolidated Statements of Operations (as discussed in more detail under “TRS Fee Arrangements—TRS Expense Sharing Agreement” above).

(4)
Includes the portion of administration fee that was allocated to Land Advisers (approximately $17,000 and $30,000 for each of the three and six months ended June 30, 2018, respectively), as further described above under “TRS Administration Fee Allocation.”

(5)	Included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheet.

(6)	Included in Mortgage notes and bonds payable, net on the Condensed Consolidated Balance Sheets and amortized into Interest expense on the Condensed Consolidated Statements of Operations.
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017, were as follows (dollars in thousands):

	June 30, 2018		December 31, 2017
Management fee due to Adviser	$703	(1)	$666
Credits to fees due to Adviser(2)	(174)		—
Other due to Adviser(3)	3		16
Total due to Adviser	532		682
Administration fee due to Administrator	275	(4)	258
Total due to Administrator	275		258
Total due to related parties(5)	$807		$940

(1)	Includes approximately $43,000 owed by Land Advisers to our Advisor, pursuant to the TRS Expense Sharing Agreement, as discussed above.

(2)
The credit received from our Adviser for the three and six months ended June 30, 2018, was granted as a voluntary, irrevocable waiver to be applied against the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement, as discussed above.

(3)
Other fees due to or from related parties primarily relate to miscellaneous general and administrative expenses paid by our Adviser or Administrator on our behalf or by us on our Adviser’s or Administrator’s behalf.

(4)	Includes approximately $17,000 owed by Land Advisers to our Administrator, in accordance with the TRS Administration Fee Allocation, as discussed above.

(5)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.
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
Stockholders’ Equity
As of June 30, 2018, there were 6,500,000 shares of Series B Preferred Stock (as defined below), par value $0.001 per share, authorized, with 20,280 shares issued and outstanding worth an aggregate liquidation value of $507,000; and 91,500,000 shares of common stock, par value $0.001 per share, authorized, with 16,023,872 shares issued and outstanding. As of December 31, 2017, there were 98,000,000 shares of common stock, par value $0.001 per share, authorized, with 13,791,574 shares issued and outstanding.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of June 30, 2018, and December 31, 2017, we owned approximately 95.7% and 93.2%, respectively, of the outstanding OP Units.
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
On January 16, 2018, 37,500 OP Units were tendered for redemption, and on January 17, 2018, we issued 7,700 shares of common stock in exchange for 7,700 OP Units, and we satisfied the redemption of the remaining 29,800 OP Units with a cash payment of approximately $400,000 (approximately $13.42 per OP Unit). On May 4, 2018, 19,230 OP Units were tendered for redemption, and on May 11, 2018, we issued 9,615 shares of common stock in exchange for 9,615 OP Units, and we satisfied the redemption of the remaining 9,615 OP Units with a cash payment of approximately $121,000 (approximately $12.54 per OP Unit). On June 12, 2018, 233,952 OP Units were tendered for redemption, and on June 13, 2018, we issued 233,952 shares of common stock in exchange for 233,952 OP Units. For OP Unit redemptions subsequent to June 30, 2018, see Note 10, “Subsequent Events.”
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
As of June 30, 2018, and December 31, 2017, there were 717,423 and 1,008,105 OP Units held by non-controlling limited partners outstanding, respectively. As of June 30, 2018, all of the outstanding 717,423 OP Units were eligible to be tendered for redemption.
Registration Statement
On March 30, 2017, we filed a universal registration statement on Form S-3 (File No. 333-217042) with the SEC (the “2017 Registration Statement”) to replace our previous registration statement, which expired on April 1, 2017. The 2017 Registration Statement, which was declared effective by the SEC on April 12, 2017, permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. As of June 30, 2018, we have issued a total of 3,675,106 shares of common stock (excluding 544,686 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $45.8 million, and 20,280 shares of Series B Preferred Stock (as defined below) for gross proceeds of approximately $507,000 under the 2017 Registration Statement.
2018 Equity Issuances
Series B Preferred Stock
On January 10, 2018, we filed a prospectus supplement with the SEC for a continuous public offering of 6.00% Series B Cumulative Redeemable Preferred Stock, which offering was terminated on May 31, 2018, with no shares being sold. On May 31, 2018, we filed a new prospectus supplement with the SEC for a continuous public offering of up to 6,000,000 shares (the “Primary Offering”) of our newly-designated 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million and net proceeds, after deducting dealer-manager fees, selling commissions, and estimated expenses of the offering payable by us, of up to approximately $131.3 million, assuming all shares of the Series B Preferred Stock are sold in the Primary Offering. The Series B Preferred Stock is being offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, the dealer-manager for the Primary Offering. See “Gladstone Securities—Dealer-Manager Agreement” in Note 6, “Related Party Transactions,” for a discussion of the fees and commissions to be paid to Gladstone Securities in connection with the offering of the Series B Preferred Stock.
The offering of the Series B Preferred Stock will terminate on the date (the “Termination Date”) that is the earlier of either June 1, 2023 (unless terminated earlier or extended by our Board of Directors), or the date on which all 6,000,000 shares offered in the Primary Offering are sold.
There is currently no public market for shares of the Series B Preferred Stock; however, we intend to apply to list the Series B Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the offering’s Termination Date, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
During the three months ended June 30, 2018, we completed the sale of 20,280 shares of the Series B Preferred Stock for gross proceeds of approximately $507,000 and net proceeds (net of certain discounts and after deducting dealer-manager fees and selling commissions borne by us) of approximately $456,000. No sales of the Series B Preferred Stock had been made prior to the three months ended June 30, 2018. As of June 30, 2018, excluding certain discounts, dealer-manager fees, and selling commissions, we have incurred approximately $393,000 of total costs related to this offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Condensed Consolidated Balance Sheet) and are applied against the gross proceeds received from the offering through additional paid-in capital as shares of the Series B Preferred Stock are sold. See Note 10, “Subsequent Events,” for sales of Series B Preferred Stock completed subsequent to June 30, 2018.
Common Stock
Secondary Offering
On March 27, 2018, we completed a public offering of 1,100,000 shares of our common stock at a public offering price of $12.15 per share (the “March 2018 Offering”). The March 2018 Offering settled on March 29, 2018, and resulted in gross proceeds of approximately $13.4 million and net proceeds (after deducting underwriting discounts and direct offering expenses borne by us) of approximately $12.7 million. On April 4, 2018, the underwriters exercised the over-allotment option in connection with the March 2018 Offering, and, as a result, we issued an additional 165,000 shares. The over-allotment settled on April 9, 2018, and resulted in gross proceeds of approximately $2.0 million and net proceeds (after deducting underwriting discounts and direct offering expenses borne by us) of approximately $1.9 million. We used the proceeds received from this offering to repay existing indebtedness and for other general corporate purposes.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements,” or our “Sales Agreements”) with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). During the six months ended June 30, 2018, we issued and sold 716,031 shares of our common stock at an average sales price of $12.90 per share under the ATM Program for gross proceeds of approximately $9.2 million and net proceeds of approximately $9.1 million. Through June 30, 2018, we have issued and sold a total of 1,324,667 shares of our common stock at an average sales price of $12.83 per share for gross proceeds of approximately $17.0 million and net proceeds of approximately $16.7 million.
Distributions
The distributions to preferred and common stockholders declared by our Board of Directors and paid by us (except as noted) during the six months ended June 30, 2018 and 2017 are reflected in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Issuance	2018	2017	2018	2017
Series A Term Preferred Stock(1)	$0.3984375	$0.3984375	$0.7968750	$0.7968750
Series B Preferred Stock(2)	0.125	—	0.125	—
Common Stock(3)	0.13290	0.13050	0.26565	0.25950

(1)	Treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations.

(2)
On June 11, 2018, this dividend was declared by our Board of Directors for each share of Series B Preferred Stock issued and outstanding as of June 26, 2018, and was paid by us on July 5, 2018. The resulting dividend payable of approximately $3,000 is included within Accounts Payable and Accrued Expense, on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2018.

(3)	The same amounts were paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with a lease amendment we executed on one of our Oregon farms in May 2017, we committed to providing up to $1.8 million of capital for anticipated improvements on the farm, including irrigation upgrades and the planting of new blueberry bushes, which improvements are expected to be completed by December 31, 2020. As stipulated in the lease amendment, we will begin earning additional rent on the cost of the improvements as the funds are disbursed by us at an initial annual rate of 6.5%, which rate is subject to annual escalations and market resets. As a result of this project, and assuming full deployment of the capital commitment amount, we expect to receive approximately $718,000 of additional rent throughout the term of the lease, which expires September 30, 2024. As of June 30, 2018, we have expended or accrued approximately $921,000 related to this project.
In connection with the lease we executed upon our acquisition of our two North Carolina farms in June 2017, we committed to providing up to $300,000 of capital over the first two years to support additional plantings and infrastructure on the farm, which improvements are expected to be completed by June 30, 2019. As stipulated in the lease agreement, we will earn additional rent on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year’s minimum cash rent per the lease). As a result of this project, and assuming full deployment of the capital commitment amount, we expect to receive approximately $157,000 of additional rent throughout the term of the lease, which expires December 31, 2026. As of June 30, 2018, we have expended or accrued approximately $166,000 related to this project.
In connection with the follow-on lease we executed upon our acquisition of a 1,884-acre farm in Florida in August 2017 (which had a commencement date of February 24, 2018), and as amended on March 23, 2018, we committed to providing up to $2.5 million of capital in the first year of the lease to support additional plantings and infrastructure on the farm, which improvements are expected to be completed during the three months ending September 30, 2018. As stipulated in the follow-on lease agreement, we will earn additional rent on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year’s minimum cash rent per the lease). As a result of this project, and assuming full deployment of the capital commitment amount, we expect to receive approximately

$820,000 of additional rent throughout the term of the lease, which expires February 23, 2024. As of June 30, 2018, we have expended or accrued approximately $2.4 million related to this project.
In connection with the lease we executed upon our acquisition of a 361-acre farm in California in August 2017, we committed to providing up to $4.0 million of capital over the first two years to fund the development of additional vineyard acreage on the farm, which development is expected to be completed by August 30, 2019. As stipulated in the lease agreement, we will earn additional rent on the total cost of the improvements as the funds are disbursed by us at an initial annual rate of 6.0%, which is subject to annual escalations. As a result of this project, and assuming full deployment of the capital commitment amount, we expect to receive approximately $2.3 million of additional rent throughout the term of the lease, which expires May 31, 2027. As of June 30, 2018, we have expended or accrued approximately $710,000 related to this project.
Ground Lease Obligations
In connection with two farms acquired on June 1, 2017, through a leasehold interest, we assumed two ground leases under which we are the lessee (with the State of Arizona as the lessor). During the three and six months ended June 30, 2018, we recorded approximately $12,000 and $24,000 of lease expense (included as part of Property operating expenses on the accompanying Condensed Consolidated Statement of Operations), respectively, as a result of these ground leases. Future minimum lease payments due under the terms of these leases as of June 30, 2018, are as follows (dollars in thousands):

Period		Estimated Minimum Lease Payments Due(1)
For the remaining six months ending December 31:	2018	$24
For the fiscal years ending December 31:	2019	47
	2020	47
	2021	47
	2022	30
	2023	30
	Thereafter	30
		$255

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
NOTE 9. (LOSS) EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three and six months ended June 30, 2018 and 2017, computed using the weighted average number of shares outstanding during the respective periods. Net (loss) income figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted (loss) earnings per share calculation, as there would be no effect on the amounts since the non-controlling limited partners’ share of (loss) income would also be added back to net (loss) income.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per-share amounts)
Net (loss) income attributable to common stockholders	$(1,745)	$227	$(2,042)	$379
Weighted average shares of common shares outstanding – basic and diluted	15,506,512	11,850,624	14,736,400	11,127,199
(Loss) earnings per common share – basic and diluted	$(0.11)	$0.02	$(0.14)	$0.03
The weighted-average number of OP Units held by non-controlling limited partners was 913,552 and 945,236, for the three and six months ended June 30, 2018, respectively, and 1,449,258 for each of the three and six months ended June 30, 2017.

NOTE 10. SUBSEQUENT EVENTS
Property Disposition
On July 10, 2018, we completed the sale of a 1,895-acre farm in Morrow County, Oregon, to the existing tenant for $20.5 million. We expect to recognize a net gain on the sale (exclusive of closing costs) of approximately $6.7 million, which, for tax purposes, was used to acquire Owl Hammock (as defined below) as part of a like-kind exchange under Section 1031 of the Code.
Acquisition Activity
On July 12, 2018, we acquired five farms in Collier and Hendry Counties, Florida, totaling 5,630 acres (“Owl Hammock”) for approximately $37.4 million. At closing, we entered into a sale-leaseback agreement with the seller for a seven-year, triple net lease that includes two, five-year extension options. The lease provides for minimum annualized, straight-line rents of approximately $2.1 million.
Financing Activity
In connection with the acquisition of Owl Hammock, we entered into two new loan agreements with Farm Credit FL for total proceeds of approximately $22.4 million. Both loans are scheduled to mature on August 1, 2043, and will bear interest (before interest patronage) at a fixed rate of 5.38% per annum through July 31, 2025, thereafter converting to a variable rate unless another fixed rate is established. Gladstone Securities earned a financing fee of approximately $28,000 in connection with securing this financing.
On July 30, 2018, we issued a new 7-year, interest-only bond under our Farmer Mac Facility for approximately $10.4 million. The new bond will bear interest at a fixed rate of 4.45% throughout its term and replaced a $9.4 million bond that matured on July 30, 2018 (and bore interest at a fixed rate of 2.60% over a 3-year term), resulting in net cash proceeds to us of approximately $1.0 million. Gladstone Securities earned a financing fee of approximately $13,000 in connection with securing this financing.
Equity Activity
Redemption of OP Units
On July 16, 2018, 46,544 OP Units were tendered for redemption, and on July 26, 2018, we issued 46,544 shares of common stock in exchange for 46,544 OP Units.
Sales of Series B Preferred Stock
Subsequent to June 30, 2018, through the date of this filing, we have sold 89,419 shares of the Series B Preferred Stock for gross proceeds of approximately $2.2 million and net proceeds of approximately $2.0 million. Total sales commissions and dealer-manager fees earned by Gladstone Securities as a result of these sales were approximately $224,000.
ATM Program
Subsequent to June 30, 2018, through the date of this filing, we have sold 200 shares of our common stock at an average sales price of $12.75 per share under the ATM Program for gross and net proceeds of approximately $3,000.
Distributions
On July 10, 2018, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series A Term Preferred Stock:	July 20, 2018	July 31, 2018	$0.1328125
	August 21, 2018	August 31, 2018	0.1328125
	September 19, 2018	September 28, 2018	0.1328125
Total Series A Term Preferred Stock Distributions:			$0.3984375

Series B Preferred Stock:	July 24, 2018	August 3, 2018	$0.125
	August 21, 2018	August 31, 2018	0.125
	September 25, 2018	October 5, 2018	0.125
Total Series B Preferred Stock Distributions:			$0.375

Common Stock:	July 20, 2018	July 31, 2018	$0.04435
	August 21, 2018	August 31, 2018	0.04435
	September 19, 2018	September 28, 2018	0.04435
Total Common Stock Distributions:			$0.13305
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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 79 farms comprised of 67,060 acres across 9 states in the U.S. (Arizona, California, Colorado, Florida, Michigan, Nebraska, North Carolina, Oregon, and Washington). We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
We conduct substantially all of our investment activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, approximately 96.0% of the units of limited partnership interest in the Operating Partnership (“OP Units”). In addition, we have elected for Gladstone Land Advisers, Inc. (“Land Advisers”), a wholly-owned subsidiary of ours, to be treated as a taxable REIT subsidiary (“TRS”).
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits, and general expenses.
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 79 farms leased to 53 different, unrelated tenants. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also diversified our portfolio into farmland suitable for other crop types, including permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes) and certain commodity crops (e.g., corn and beans). The following table summarizes the different sources of revenues for our properties owned and with leases in place as of and for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	As of and For the				As of and For the				Annualized Straight-line Rent as of
	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017				June 30, 2018(1)
Revenue Source	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Rental Revenue	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
Annual, biennial, and short-lived perennial crops – fresh produce(2)	14,827	29.0%	$7,131	53.5%	13,516	28.8%	$7,218	61.5%	$14,496	53.6%
Annual, biennial, and short-lived perennial crops – commodity crops(3)	30,137	58.9%	1,980	14.9%	28,907	61.5%	1,540	13.1%	4,086	15.1%
Subtotal – Total annual, biennial, and short-lived perennial crops	44,964	87.9%	9,111	68.4%	42,423	90.3%	8,758	74.6%	18,582	68.7%
Permanent (long-lived perennial) crops(4)	6,171	12.1%	3,132	23.5%	4,548	9.7%	2,026	17.3%	6,300	23.3%
Subtotal – Total crops	51,135	100.0%	12,243	91.9%	46,971	100.0%	10,784	91.9%	24,882	92.0%
Facilities and other(5)	—	—	1,077	8.1%	—	—	958	8.1%	2,165	8.0%
Total	51,135	100.0%	$13,320	100.0%	46,971	100.0%	$11,742	100.0%	$27,047	100.0%

(1)
Annualized straight-line rent amount is based on the minimum rental payments guaranteed under the lease, as required under GAAP. Excludes contingent rental payments, such as crop-share proceeds, and excludes rent owed to us by Land Advisers.

(2)
Includes berries and other fruits, such as melons, raspberries, and strawberries; and vegetables, such as arugula, broccoli, cabbage, carrots, celery, cilantro, cucumbers, edamame, green beans, kale, lettuce, mint, onions, peas, peppers, potatoes, radicchio, spinach, and tomatoes.

(3)	Includes alfalfa, barley, corn, edible beans, grass, popcorn, soybeans, and wheat.

(4)	Includes almonds, apples, avocados, blackberries, blueberries, cherries, lemons, pistachios, and wine grapes.

(5)
Consists primarily of rental revenue from: (i) farm-related facilities, such as cooling facilities, packinghouses, distribution centers, residential houses for tenant farmers, and other farm-related buildings; (ii) two oil and gas surface area leases on small parcels of two of our properties; and (iii) unimproved or non-farmable acreage on certain of our farms.

The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations of our properties owned and with leases in place as of and for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	As of and For the				As of and For the				Annualized Straight- line Rent as of
	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017				June 30, 2018(1)
State	Total Acres	% of Total Acres	Total Rental Revenue	% of Total Rental Revenue	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
California(2)	8,241	13.0%	$6,061	45.5%	6,713	11.6%	$5,728	48.8%	$12,142	44.9%
Florida	10,980	17.3%	3,530	26.5%	9,315	16.1%	3,143	26.8%	7,165	26.5%
Colorado	31,450	49.7%	1,372	10.3%	30,170	52.1%	1,345	11.4%	2,743	10.1%
Arizona	6,280	9.9%	955	7.2%	6,280	10.8%	512	4.3%	2,152	8.0%
Oregon	2,313	3.7%	618	4.6%	2,313	4.0%	589	5.0%	1,251	4.6%
Nebraska	2,559	4.0%	290	2.2%	2,559	4.4%	290	2.5%	580	2.1%
Washington	746	1.2%	242	1.8%	—	—%	—	—%	399	1.5%
Michigan	446	0.7%	170	1.3%	270	0.5%	125	1.1%	131	0.5%
North Carolina	310	0.5%	82	0.6%	310	0.5%	10	0.1%	484	1.8%
	63,325	100.0%	$13,320	100.0%	57,930	100.0%	$11,742	100.0%	$27,047	100.0%

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

Leases
General
Our farms and facilities are currently leased to 53 different, unrelated third-party tenants that are either independent or corporate farming operations. Most of our leases are on a triple-net basis (an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs (including drought insurance if we were to acquire properties that depend upon rainwater for irrigation), maintenance, and other operating costs) and generally have original terms ranging from 3 to 10 years for farms growing row crops and 5 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, and such rent amount is typically subject to certain periodic escalations clauses provided for within the lease. Currently, our 79 farms are leased under agricultural leases with original terms ranging from 1 to 20 years, with 54 farms leased on a pure, triple-net basis, 23 farms leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), and 2 farms leased on a gross basis (with the landlord responsible for the related property taxes, insurance, and maintenance on the property). Additionally, 15 of our farms are leased under agreements that include a variable rent component.
Lease Expirations
Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the properties owned and with leases in place as of June 30, 2018 (dollars in thousands):

Year	Number of Expiring Leases		Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Six Months Ended June 30, 2018	% of Total Rental Revenue
2018	6	(1)	4,110	6.5%	$473	3.6%
2019	6	(2)	1,918	3.1%	337	2.5%
2020	12		28,497	45.0%	3,699	27.8%
2021	6		8,234	13.0%	996	7.5%
2022	3		269	0.4%	345	2.6%
2023	6		7,046	11.1%	2,629	19.7%
Thereafter	20		13,251	20.9%	4,841	36.3%
Totals	59		63,325	100.0%	$13,320	100.0%

(1)
Includes one oil and gas lease that continues on a year-to-year basis, for which we recorded rental revenue of approximately $8,000 and $16,000 during the three and six months ended June 30, 2018, respectively.

(2)
Includes one communications services lease and one residential lease, for which we recorded aggregate rental revenues of approximately $1,500 and $3,000 during the three and six months ended June 30, 2018, respectively.

We are currently in negotiations with the existing tenants on our farms that have leases scheduled to expire in 2018, and we anticipate being able to renew each of the leases prior to their respective expirations with the existing tenants. However, there can be no assurance that we will be able to renew the leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since April 1, 2018, through the date of this filing, we have acquired five farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Owl Hammock	Collier & Hendry, FL	7/12/2018	5,630	5	Vegetables and Melons	7.0 years	2 (5 years)	$37,350	$74	$2,148

(1)
Unless noted otherwise, acquisitions were accounted for as an asset acquisition under Accounting Standards Codification 360, “Property, Plant, and Equipment.” As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired. The figures above represent only costs paid or accrued for as of the date of this filing.

(2)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP.
Existing Properties
Property Disposition
On July 10, 2018, we completed the sale of a 1,895-acre farm in Morrow County, Oregon, to the existing tenant for $20.5 million. We expect to recognize a net gain on the sale (exclusive of closing costs) of approximately $6.7 million, which, for tax purposes, was used to acquire Owl Hammock as part of a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended.

Land Exchange
On June 7, 2018, we completed a transaction with the current tenant on one of our Florida farms where we exchanged land for total consideration consisting of both land and cash. As a result of this transaction, we sold 26 net acres for total cash proceeds of approximately $132,000 and, after closing costs, recognized a nominal loss on the transaction.
Leasing Activity
On June 11, 2018. we entered into a new, 10-year lease agreement with a new tenant on the 169-acre farm located in Ventura County, California, previously farmed (on a temporary basis) by Land Advisers. The new lease commenced on August 1, 2018, and provides for annualized straight-line rent of approximately $667,000, which represents a decrease of approximately $91,000, or 12.0%, from that of the previous lease that was assigned to Land Advisers (see “—TRS Lease Assumption” below for further discussion on this lease assignment). However, the new lease is a pure, triple-net lease, whereas the previous lease was a partial-net lease (with us, as landlord, responsible for the property taxes on the farm), which is expected to result in annual tax savings of at least $108,000 per year.
TRS Lease Assumption
On October 17, 2017, Land Advisers entered into an Assignment and Assumption of Agricultural Lease (the “Assigned TRS Lease”) with the previously-existing tenant on one of our farms located in Ventura County, California. The Assigned TRS Lease, as amended, expired on July 31, 2018. In addition, in connection with the initial operations on the farm, on October 17, 2017, Land Advisers issued a $1.7 million unsecured promissory note to the Company that matured on July 31, 2018, and bore interest at a rate equal to the prime rate plus a spread of 5.0% per annum.
During the six months ended June 30, 2018, revenues from the sale of harvested crops were approximately $7.3 million, and costs allocated to these sales totaled approximately $7.5 million (excluding the allocation of a fee earned by our Adviser from Land Advisers of approximately $161,000, which is included within Management fee on the accompanying Condensed Consolidated Statement of Operations). These amounts (excluding the portion of the fee earned by our Adviser from Land Advisers) are included within Other operating revenues and Other operating expenses, respectively, on the accompanying Condensed Consolidated Statement of Operations. In addition, as of June 30, 2018, we had approximately $1.1 million of unsold crops on the farm, including approximately $28,000 of unallocated fees earned by our Adviser from Land Advisers (see Note 6, “Related-Party Transactions—TRS Fee Arrangements” within the accompanying notes to our condensed consolidated financial statements for further discussion on this fee). However, due to certain market conditions (primarily the existence of bumper crops in all of the strawberry-growing regions within California), we were unable to sell all of the crops and therefore assessed the market value of such unsold crops to be zero as of June 30, 2018. Accordingly, we wrote down the cost of crop inventory to its estimated market value of zero and recorded a loss during the six months ended June 30, 2018, of approximately $1.1 million (including approximately $28,000 of accumulated costs incurred by our Adviser that were allocated to these unsold crops (see Note 6, “Related-Party Transactions—TRS Lease Assumption—TRS Fee Arrangements—TRS Expense Sharing Agreement” within the accompanying notes to our condensed consolidated financial statements)), included within Loss on write-down of inventory on the accompanying Condensed Consolidated Statement of Operations.
Our Adviser granted Land Advisers a voluntary, irrevocable waiver of approximately $174,000 to be applied against a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement (as defined in Note 6, “Related-Party Transactions—TRS Lease Assumption,” within the accompanying Notes to Condensed Consolidated Financial Statements).
The amount of rent and interest owed to us (as the parent-landlord) by Land Advisers is not qualifying income for purposes of certain of our REIT tests; however, such amounts are not expected to be at a level where we are at risk of not qualifying as a REIT. In addition, any taxable income generated by Land Advisers (whose operations are consolidated within our financial statements) are subject to corporate-level income taxes without the benefit of the deduction for dividends paid.
Financing Activity
Debt Activity
Since April 1, 2018, through the date of this filing, we have incurred the following new, long-term borrowings (dollars in thousands):

Lender(1)	Aggregate Principal Amount	Maturity Date	Stated Interest Rates(2)		Interest Rate Terms
Farm Credit West	$1,473	May 2038	4.99%	(3)	Fixed through April 2023 (variable thereafter)
Farm Credit FL	22,410	August 2043	5.38%	(4)	Fixed through July 2025 (variable thereafter)
Farmer Mac	10,356	July 2025	4.45%		Fixed throughout term
	$34,239

(1)	For further discussion on borrowings from each of these lenders, refer to Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements.

(2)	Where applicable, rate is before interest patronage, or refunded interest.

(3)
In February 2018, we received interest patronage of approximately $126,000 related to interest accrued on loans from Farm Credit West during the year ended December 31, 2017, which resulted in a 19.7% reduction (approximately 75 basis points) to the stated interest rates on such borrowings.

(4)
In April 2018, we received interest patronage of approximately $27,000 related to interest accrued on loans from Farm Credit FL during the year ended December 31, 2017, which resulted in a 24.6% reduction (approximately 115 basis points) to the stated interest rates on such borrowings.

Proceeds from these financings were used to fund new acquisitions, repay existing indebtedness, and for general corporate purposes. Gladstone Securities, LLC, (“Gladstone Securities”), an affiliate of ours, earned total financing fees of approximately $43,000 in connection with securing these financings.
Equity Activity
OP Unit Redemptions
From April 1, 2018, through the date of this filing, a total of 299,726 OP Units were tendered for redemption. As a result, we issued 290,111 shares of common stock (in exchange for 290,111 of the tendered OP Units), and we satisfied the redemption of the remaining 9,615 of the tendered OP Units with a cash payment of approximately $121,000 (approximately $12.54 per OP Unit). Currently, there are 670,879 OP Units held by non-controlling limited partners outstanding and eligible to be tendered for redemption.
Series B Preferred Stock
On May 31, 2018, we filed a prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) for a continuous public offering of up to 6,000,000 shares (the “Primary Offering”) of our newly-designated 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million and net proceeds (after deducting dealer-manager fees, selling commissions, and estimated expenses of the offering payable by us) of up to approximately $131.3 million, assuming all shares of the Series B Preferred Stock are sold in the Primary Offering. The Series B Preferred Stock is being offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, LLC (“Gladstone Securities”), our dealer-manager for the Primary Offering. Gladstone Securities, an affiliate of ours, is a privately-held broker-dealer and a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. See Note 6, “Related-Party Transactions—Dealer-Manager Agreement,” within the accompanying notes to our condensed consolidated financial statements for more details on the Dealer-Manager Agreement.
The offering of the Series B Preferred Stock will terminate on the date (the “Termination Date”) that is the earlier of either January 10, 2023 (unless terminated earlier or extended by our Board of Directors), or on the date on which all 6,000,000 shares offered in the Primary Offering are sold.
There is currently no public market for shares of the Series B Preferred Stock; however, we intend to apply to list the Series B Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the offering’s Termination Date, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
From April 1, 2018, through the date of this filing, we sold 109,699 shares of the Series B Preferred Stock for gross proceeds of approximately $2.7 million and net proceeds (net of certain discounts and after deducting dealer-manager fees and selling commissions borne by us) of approximately $2.5 million. Total commissions and fees earned by Gladstone Securities as a result of these sales were approximately $267,000.
Common Stock Secondary Offerings
In March 2018, we completed an overnight public offering of our common stock at a public offering price of $12.15 per share. Including the over-allotment option (which the underwriters exercised in April 2018), the offering resulted in the issuance of 1,265,000 shares of our common stock for total gross proceeds of approximately $15.4 million and net proceeds (after deducting underwriting discounts and direct offering expenses borne by us) of approximately $14.6 million.
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
From April 1, 2018, through the date of this filing, we sold 399,306 shares of our common stock under the ATM Program at an average sales price of $12.82 per share for gross proceeds of approximately $5.1 million and net proceeds of approximately $5.0 million. To date, we have sold 1,324,867 shares of our common stock at an average sales price of $12.83 per share under the ATM Program for gross proceeds of approximately $17.0 million and net proceeds (after deducting offering expenses borne by us) of approximately $16.7 million.
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
A summary of the compensation terms for each of the Prior Advisory Agreement and the Amended Advisory Agreement is provided in Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements.
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2018.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:

•	With regard to the comparison between the three months ended June 30, 2018 versus 2017:

◦	Same-property basis represents properties owned as of March 31, 2017, and were not vacant at any point during either period presented;

◦	Properties acquired during the prior-year period are properties acquired during the three months ended June 30, 2017;

◦
Properties acquired subsequent to prior-year period are properties acquired subsequent to June 30, 2017 (including one farm acquired during the three months ended March 31, 2018, which was purchased without a lease in place and was mostly vacant during a majority of the period); and

◦
Disposed of, vacant, or self-operated farms represent properties that were either (i) disposed of during either period presented, (ii) vacant (either wholly or partially) at any point during either period presented, or (iii) operated by a wholly-owned subsidiary of ours (in which case no rental revenue would have been recognized on our consolidated statements of operations). We did not have any vacancies on any properties included in the same-property analysis during either of the three months ended June 30, 2018 or 2017; however, we did sell one property during the three months ended December 31, 2017. In addition, one of our farms was leased to Land Advisers during the three months ended June 30, 2018.

•	With regard to the comparison between the six months ended June 30, 2018 versus 2017:

◦	Same-property basis represents properties owned as of December 31, 2016, and were not vacant at any point during either period presented;

◦	Properties acquired during the prior-year period are properties acquired during the six months ended June 30, 2017;

◦
Properties acquired subsequent to prior-year period are properties acquired subsequent to June 30, 2017 (including one farm acquired during the three months ended March 31, 2018, which was purchased without a lease in place and was mostly vacant during a majority of the period); and

◦
Disposed of, vacant, or self-operated farms represent properties that were either (i) disposed of during either period presented, (ii) vacant (either wholly or partially) at any point during either period presented, or (iii) operated by a wholly-owned subsidiary of ours (in which case no rental revenue would have been recognized on our consolidated statements of operations). We did not have any vacancies on any properties included in the same-property analysis during either of the six months ended June 30, 2018 or 2017; however, we did sell one property during the three months ended December 31, 2017. In addition, one of our farms was leased to Land Advisers during the six months ended June 30, 2018.

A comparison of our operating results for the three and six months ended June 30, 2018 and 2017 is below (dollars in thousands):

	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
Operating revenues:
Rental revenue	$6,632	$5,994	$638	10.6%
Tenant recovery revenue	2	2	—	—%
Other operating revenues	4,760	—	4,760	NM
Total operating revenues	11,394	5,996	5,398	90.0%
Operating expenses:
Depreciation and amortization	2,242	1,599	643	40.2%
Property operating expenses	318	259	59	22.8%
Acquisition-related expenses	—	37	(37)	(100.0)%
Management and incentive fees, net of credits	580	606	(26)	(4.3)%
Administration fee	275	219	56	25.6%
General and administrative expenses	367	370	(3)	(0.8)%
Other operating expenses	5,140	—	5,140	NM
Total operating expenses, net of credits	8,922	3,090	5,832	188.7%
Operating income	2,472	2,906	(434)	(14.9)%
Other income (expense)
Other income	9	—	9	NM
Interest expense	(2,815)	(2,193)	(622)	28.4%
Distributions on Series A Term Preferred Stock	(458)	(458)	—	—%
Loss on write-down of inventory	(1,060)	—	(1,060)	NM
Total other expense	(4,324)	(2,651)	(1,673)	63.1%
Net (loss) income	(1,852)	255	(2,107)	(826.3)%
Net loss (income) attributable to non-controlling interests	110	(28)	138	(492.9)%
Net (loss) income attributable to the Company	(1,742)	227	(1,969)	(867.4)%
Dividends declared on Series B Preferred Stock	(3)	—	(3)	NM
Net (loss) income attributable to common stockholders	$(1,745)	$227	(1,972)	(868.7)%
NM = Not Meaningful

	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
Operating revenues:
Rental revenue	$13,320	$11,742	$1,578	13.4%
Tenant recovery revenue	8	4	4	100.0%
Other operating revenues	7,311	—	7,311	NM
Total operating revenues	20,639	11,746	8,893	75.7%
Operating expenses:
Depreciation and amortization	4,430	3,071	1,359	44.3%
Property operating expenses	746	542	204	37.6%
Acquisition-related expenses	131	46	85	184.8%
Management and incentive fees, net of credits	1,237	1,351	(114)	(8.4)%
Administration fee	549	445	104	23.4%
General and administrative expenses	790	782	8	1.0%
Other operating expenses	7,498	—	7,498	NM
Total operating expenses, net of credits	15,381	6,237	9,144	146.6%
Operating income	5,258	5,509	(251)	(4.6)%
Other income (expense)
Other income	323	185	138	74.6%
Interest expense	(5,646)	(4,350)	(1,296)	29.8%
Distributions on Series A Term Preferred Stock	(916)	(916)	—	—%
Property and casualty loss	(129)	—	(129)	NM
Loss on write-down of inventory	(1,060)	—	(1,060)	NM
Total other expense	(7,428)	(5,081)	(2,347)	46.2%
Net (loss) income	(2,170)	428	(2,598)	(607.0)%
Net loss (income) attributable to non-controlling interests	131	(49)	180	(367.3)%
Net (loss) income attributable to the Company	(2,039)	$379	$(2,418)	(638.0)%
Dividends declared on Series B Preferred Stock	(3)	—	(3)	NM
Net (loss) income attributable to common stockholders	$(2,042)	$379	$(2,421)	(638.8)%
NM = Not Meaningful
Operating Revenues
Same-property Analysis (dollars in thousands)

Rental Revenues	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Same-property basis	$5,612	$5,643	$(31)	(0.5)%	$9,862	$9,815	$47	0.5%
Properties acquired during prior-year period	340	151	189	125.2%	2,154	1,527	627	41.1%
Properties acquired subsequent to prior-year period	680	—	680	—	1,304	—	1,304	—
Disposed of, vacant, or self-operated properties	—	200	(200)	(100.0)%	—	400	(400)	(100.0)%
	$6,632	$5,994	$638	10.6%	$13,320	$11,742	$1,578	13.4%
Rental revenues on a same-property basis decreased for the three months ended June 30, 2018, as compared to the prior-year period, by 0.5%. This decrease was primarily due to the renewal of certain leases at lower rental rates subsequent to March 31, 2017, partially offset by additional revenues earned on capital improvements constructed on certain properties since March 31, 2017. Rental revenues on a same-property basis increased for the six months ended June 30, 2018, as compared to the prior-year period, by 0.5%. This increase was primarily due to approximately $84,000 of additional rental income recognized during the six months ended June 30, 2018, in connection with an early lease termination, as well as additional revenues earned on capital improvements constructed on certain properties since December 31, 2016, partially offset by the renewal of certain leases at lower rental rates subsequent to December 31, 2016. Rental revenues from acquired properties increased for each of the three and six months ended June 30, 2018, as compared to the respective prior-year periods, due to the additional revenues recorded from owning the six and seven farms we acquired during the three and six months ended June 30, 2017, respectively, for the full, three- and six-month periods ended June 30, 2018, coupled with additional revenues earned from the 11 new farms we acquired subsequent to June 30, 2017. In addition, during the three months ended March 31, 2018, we received a variable rent payment of approximately $17,000 from a property in North Carolina that was acquired during the three months ended June 30, 2017, which was recorded as additional rental revenue upon receipt. No variable rent revenues were recorded during the three months ended June 30, 2018, or either prior-year period. Rental revenues from disposed of, vacant, or self-operated properties decreased for each of the three and six months ended June 30, 2018, as compared to the respective prior-year periods, due primarily to the loss of rental income on the one farm in California that, until July 31, 2018, was being farmed by Land Advisers (revenue from rents owed to us by Land Advisers was eliminated upon consolidation). Effective August 1, 2018, this farm began being leased out to a new, unrelated third-party tenant under a 10-year lease.
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
Operating Expenses
Same-property Analysis (dollars in thousands)

Depreciation and amortization	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Same-property basis	$1,475	$1,460	$15	1.0%	$2,904	$2,857	$47	1.6%
Properties acquired during prior-year period	345	94	251	267.0%	665	124	541	436.3%
Properties acquired subsequent to prior-year period	405	—	405	—	828	—	828	—
Disposed of, vacant, or self-operated properties	17	45	(28)	(62.2)%	33	90	(57)	(63.3)
	$2,242	$1,599	$643	40.2%	$4,430	$3,071	$1,359	44.3%
Depreciation and amortization expense on a same-property basis increased for each of the three and six months ended June 30, 2018, as compared to the respective prior-year periods, primarily as a result of additional depreciation on site improvements completed on certain properties subsequent to December 31, 2016, partially offset by the expiration of certain lease intangible amortization periods subsequent to December 31, 2016. Depreciation and amortization expense on acquired properties increased for each of the three and six months ended June 30, 2018, as compared to the respective prior-year periods, due to the additional depreciation and amortization expense recorded from owning the six and seven farms we acquired during the three and six months ended June 30, 2017, respectively, for the full, three- and six-month periods ended June 30, 2018, coupled with the additional depreciation and amortization expense incurred on the 11 new farms we acquired subsequent to June 30, 2017. Depreciation and amortization expenses from disposed of, vacant, or self-operated properties decreased for both the three and six months ended June 30, 2018, respectively, as a result of the property sold during the three months ended December 31, 2017.

Property operating expenses	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Same-property basis	$204	$223	$(19)	(8.5)%	$396	$446	$(50)	(11.2)%
Properties acquired during prior-year period	55	6	49	816.7%	229	36	193	536.1%
Properties acquired subsequent to prior-year period	29	—	29	—	63	—	63	—
Disposed of, vacant, or self-operated properties	30	30	—	—	58	60	(2)	—
	$318	$259	$59	22.8%	$746	$542	$204	37.6%
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. Property operating expenses on a same-property basis decreased for each of the three and six months ended June 30, 2018, as compared to the respective prior-year periods. These decreases were primarily due to additional expenses incurred in the prior-year periods related to obtaining certain permits on two of our California properties. Property operating expenses on acquired properties increased for each of the three and six months ended June 30, 2018, as compared to the respective prior-year periods, primarily due to additional property taxes and other property-operating expenses (particularly repairs and maintenance expenses) incurred on certain of the new farms we acquired subsequent to December 31, 2016. Property operating expenses on disposed of, vacant, or self-operated properties remained flat during each of the three and six months ended June 30, 2018, as compared to the respective prior-year periods.
Other Operating Expenses
Acquisition-related expenses generally consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and the related due diligence analyses. Acquisition-related expenses decreased for the three months ended June 30, 2018, as compared to the prior-year period, primarily due to an increase in the number of potential acquisitions that are currently deemed probable of being consummated (as denoted by signed purchase and sale agreements), which resulted in the related expenses being capitalized. Acquisition-related expenses increased for the six months ended June 30, 2018, as compared to the prior-year period, primarily due to a larger number of transactions currently in our due diligence process, as well as a couple of properties that were previously under signed purchase and sale agreements not being consummated, which resulted in the related due diligence costs being expensed (rather than capitalized, as they would have been had the respective properties been acquired). As of June 30, 2018, we have capitalized approximately $81,000 of acquisition-related costs (which costs were incurred during the six months ended June 30, 2018) related to farms acquired or expected to be acquired during the three months ending September 30, 2018, as these acquisitions are reasonably assured to be completed and are expected to be treated as asset acquisitions. These costs are included in Other assets, net on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2018.
The aggregate fees to our Adviser, including both the management and incentive fees and net of any credits to those fees, decreased for each of the three and six months ended June 30, 2018, as compared to the respective prior-year periods. For each of the three and six months ended June 30, 2018, the gross management fee (inclusive of the allocation of fees earned by our Adviser from Land Advisers of approximately $94,000 and $161,000, respectively) increased by approximately $224,000 and $487,000, respectively, as compared to the respective prior-year periods, primarily due to additional common equity raised since January 1, 2017. From January 1, 2017, through June 30, 2018, we have raised approximately $63.9 million of net proceeds (net of both direct costs and allocated indirect costs) through follow-on common stock offerings, our ATM Program, and sales of our Series B Preferred Stock, increasing the base on which the management fee is calculated, which, until March 31, 2017, was the book value of our common stockholders’ equity, as stipulated in the Prior Advisory Agreement. Pursuant to the Amended Advisory Agreement, which became effective beginning with the three months ended June 30, 2017, the base on which the management fee is calculated was adjusted to include, among other items, the Series B Preferred Stock and the balance of non-controlling interests in our operating partnership, which further increased the management fee recorded for each of the three and six months ended June 30, 2018, respectively. The increase to the management fee during each of the three and six months ended June 30, 2018, was offset by a decrease in the incentive fee earned by our Adviser during each of the periods. During the three and six months ended June 30, 2017, our Adviser earned an incentive fee of approximately $76,000 and $427,000, respectively, due to our Pre-Incentive Fee FFO exceeding the required hurdle rate of the applicable equity base (which, through March 31, 2017, was total stockholders’ equity, as stipulated in the Prior Advisory Agreement; beginning with the three months ended June 30, 2017, the applicable equity base was Total Adjusted Equity (which includes the Series B Preferred Stock and non-controlling interests in the Operating Partnership), as stipulated in the Amended Advisory Agreement). No incentive fee was earned by our Adviser during either of the three or six months ended June 30, 2018. See “Our Adviser and Administrator” within Note 6, “Related-Party Transactions,” in the accompanying notes to our condensed consolidated financial statements for further discussion on the compensation terms stipulated in each of the Prior Advisory Agreement and the Amended Advisory Agreement. In addition, during the three and six months ended June 30, 2018, our Adviser granted Land Advisers a voluntary, irrevocable waiver of approximately $174,000 to be applied against a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement (see Note 6, “Related-Party Transactions—TRS Lease Assumption—TRS Fee Arrangements—TRS Expense Sharing Agreement” within the accompanying notes to our condensed consolidated financial statements).
The administration fee paid to our Administrator increased for both the three and six months ended June 30, 2018, as compared to the respective prior-year periods, primarily due to higher overall costs incurred by our Administrator and us using a higher share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator during the three and six months ended June 30, 2018.
General and administrative expenses, which consist primarily of professional fees, director fees, stockholder-related expenses, insurance, and other miscellaneous expenses, remained relatively flat for each of the three and six months ended June 30, 2018, as compared to each of the respective prior-year periods.
Other operating expenses represent the portion of growing costs, harvesting and selling costs, and certain overhead costs allocated to the costs of crops sold on the farm operated by Land Advisers. During the three and six months ended June 30,

2018, we allocated approximately $5.1 million and $7.5 million, respectively, of costs to the crops sold during the respective periods (excluding the allocation of fees earned by our Adviser from Land Advisers of approximately $94,000 and $161,000, respectively). Additionally, our Adviser granted Land Advisers a voluntary, irrevocable waiver of approximately $174,000 to be applied against a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement. Land Advisers began operating the farm on October 17, 2017, under a lease that expired on July 31, 2018. Effective August 1, 2018, the farm began being leased out to a new, unrelated third-party tenant under a 10-year lease.
Other Income (Expense)
Other income, which consists primarily of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments, increased for both the three and six months ended June 30, 2018, as compared to the respective prior-year periods, primarily driven by additional interest patronage received from Farm Credit (due to increased borrowings from Farm Credit). During the six months ended June 30, 2018, we recorded approximately $323,000 of interest patronage from Farm Credit (including approximately $9,000 recorded during the three months ended June 30, 2018) related to interest accrued during 2017, compared to $183,000 of interest patronage recorded during the six months ended June 30, 2017. The receipt of interest patronage received from Farm Credit during 2018 resulted in a 18.0% decrease (approximately 71 basis points) in our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2017.
The property and casualty loss incurred during the six months ended June 30, 2018, related to a lightning strike that damaged the power plant supplying power to one of our Arizona properties, causing damage to certain irrigation improvements on our property. We estimated the carrying value of the improvements damaged by the lightning strike to be approximately $129,000, and we recognized the write-down in the carrying value of the assets as a property and casualty loss during the three months ended March 31, 2018.
Interest expense increased for both the three and six months ended June 30, 2018, as compared to the respective prior-year periods, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock) outstanding for the three and six months ended June 30, 2018, was approximately $296.4 million and $300.8 million, respectively, as compared to approximately $253.0 million and $252.0 million, respectively, for the respective prior-year periods. Including interest patronage received on certain of our Farm Credit borrowings, the overall effective interest rate charged on our aggregate borrowings (excluding the impact of debt issuance costs) was 3.59% and 3.35% for the three and six months ended June 30, 2018, respectively, as compared to 3.28% and 3.12%, for the respective prior-year periods.
The loss on write-down of crop inventory recorded during the three months ended June 30, 2018, was the result of unsold crops on the farm operated by Land Advisers. Due to certain market conditions, we were unable to sell all of the crops and therefore assessed their market value to be zero as of June 30, 2018. Accordingly, we wrote down the cost of crop inventory to its estimated market value of zero and recorded a loss during the three months ended June 30, 2018, of approximately $1.1 million (including approximately $28,000 of accumulated costs incurred by our Adviser that were allocated to these unsold crops).
LIQUIDITY AND CAPITAL RESOURCES
Overview
Since our IPO in January 2013, we have invested approximately $455.3 million into 69 new farms, and we have expended or accrued an additional $34.7 million for improvements on existing properties. Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the MetLife Facility and the Farmer Mac Facility, each as defined below, under “—Debt Capital”), and issuances of additional equity securities. Our current available liquidity is approximately $18.7 million, consisting of approximately $5.7 million in cash on hand and, based on the current level of collateral pledged, $13.0 million of availability under the MetLife Facility, subject to compliance with covenants.
As of June 30, 2018, our total-debt-to-total-capitalization ratio (including our Series A Term Preferred Stock as debt), at book value, was 70.4%, which is down from 73.6% as of December 31, 2017. However, on a fair value basis, our total-debt-to-total capitalization ratio (including our Series A Term Preferred Stock as debt) as of June 30, 2018, was 57.9%, which is down from 61.1% as of December 31, 2017 (see “Non-GAAP Financial Information—Net Asset Value” below for an explanation of our fair value process).

Future Capital Needs
Our short- and long-term liquidity requirements consist primarily of making distributions to stockholders (including non-controlling OP Unitholders) to maintain our qualification as a REIT, funding our general operating costs, making principal and interest payments on outstanding borrowings, making dividend payments on our Series A Term Preferred Stock and Series B Preferred Stock, and, as capital is available, funding new farmland and farm-related acquisitions consistent with our investment strategy.
We believe that our current and short-term cash resources will be sufficient to fund our distributions to stockholders (including non-controlling OP Unitholders), service our debt, pay dividends on our Series A Term Preferred Stock and Series B Preferred Stock, and fund our current operating costs in the near term. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including, but not limited to, shares of common stock through our ATM Program, OP Units through our Operating Partnership as consideration for future acquisitions, and shares of our Series B Preferred Stock), long-term mortgage indebtedness and bond issuances, and other secured and unsecured borrowings.
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related properties. We continue to actively seek and evaluate acquisitions of additional farms and farm-related properties that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We currently have three properties under signed purchase and sale agreements for an aggregate proposed purchase price of approximately $32.5 million, which we expect to be consummated during the remaining five months of 2018. We currently have access to the capital required to complete these transactions for the proposed purchase price amounts; however, we continue to explore various options for access to additional capital, as evidenced by our recent launch of a continuous offering of the Series B Preferred Stock. We also have many other properties that are in various other stages of our due diligence process, including several properties under signed, non-binding letters of intent. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
Net change in cash from:
Operating activities	$4,482	$4,679	$(197)	(4.2)%
Investing activities	(16,560)	(85,139)	68,579	(80.5)%
Financing activities	11,723	80,788	(69,065)	(85.5)%
Net change in Cash and cash equivalents	$(355)	$328	$(683)	(208.2)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities decreased for the six months ended June 30, 2018, as compared to the prior-year period, primarily due to costs incurred in connection with the operations on the farm leased to Land Advisers and increased interest payments made during the six months ended June 30, 2018, as compared to the prior-year period, partially offset by receipts from crop sales and additional rental payments received during the six months ended June 30, 2018.
Investing Activities
The decrease in cash used in investing activities during the six months ended June 30, 2018, as compared to the prior-year period, was primarily due to a decrease in cash paid for acquisitions of new farms during the six months ended June 30, 2018, which was approximately $77.9 million less than the prior-year period. This decrease was partially offset by an increase of approximately $9.7 million in cash paid for capital improvements made on existing properties during the six months ended June 30, 2018, as compared to the prior-year period.
Financing Activities
The decrease in cash provided by financing activities during the six months ended June 30, 2018, as compared to the prior-year period, was primarily due to decreased net borrowings, as our net borrowings for the six months ended June 30, 2018, decreased by approximately $72.5 million from that of the prior-year period. This decrease was partially offset by an increase in aggregate net cash proceeds received from issuances of new common stock (including through overnight public offerings and sales under our ATM Program) and Series B Preferred Stock during the six months ended June 30, 2018, which were approximately $4.7 million higher than that of the prior-year period.
Debt Capital
MetLife
As amended on December 15, 2017, our facility with Metropolitan Life Insurance Company (“MetLife”) consists of a total of $200.0 million of term notes and $75.0 million of revolving equity lines of credit (the “MetLife Facility”). In aggregate, we currently have approximately $126.7 million outstanding under the term notes that bear interest at a fixed rate of 3.30% per annum (which rate is fixed until January 5, 2027) and $100,000 outstanding under the lines of credit that currently bear interest at a rate of 4.59% (which rate is variable). While approximately $138.4 million of the full commitment amount under the MetLife Facility remains undrawn (including approximately $9.8 million of aggregate amortizing principal payments made on the term notes), based on the level of collateral pledged, we currently have approximately $13.0 million of availability under the MetLife Facility.
Farmer Mac
As amended on June 16, 2016, our agreement with Federal Agricultural Mortgage Corporation (“Farmer Mac”) provides for bond issuances up to an aggregate amount of $125.0 million (the “Farmer Mac Facility”). To date, we have issued aggregate bonds of approximately $97.5 million under the Farmer Mac Facility, and we currently have $86.5 million outstanding that bears interest at a weighted-average interest rate of 3.37% (which rates are fixed throughout the bonds’ respective terms) and have a weighted-average maturity date of May 2022. While approximately $36.9 million of the full commitment balance remains undrawn, we currently have no additional availability under the Farmer Mac Facility based on the level of collateral pledged. However, we expect to pledge certain additional potential new property acquisitions as collateral under the Farmer Mac Facility to utilize some or all of this remaining commitment balance. If we have not issued bonds such that the aggregate bond issuances total $125.0 million by December 11, 2018, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility. We are currently in discussions with Farmer Mac to both expand the size of the Farmer Mac Facility and extend the borrowing period thereunder.
Farm Credit
Since September 19, 2014, we have closed on 19 separate loans with five different Farm Credit associations (including Farm Credit CFL, Farm Credit West, CF Farm Credit, Farm Credit FL, and NW Farm Credit, each as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) for an aggregate amount of approximately $92.1 million (the “Farm Credit Notes Payable”). We currently have approximately $84.2 million outstanding under the Farm Credit Notes Payable that bear interest at an expected weighted-average effective interest rate (net of expected interest patronage) of 3.62% (which rates are fixed, on a weighted-average basis, until February 2024) and have a weighted-average maturity date of October 2034. While we do not have any additional availability under any of our Farm Credit programs based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with existing and new Farm Credit associations in connection with certain potential new acquisitions in the future.
Equity Capital
Since January 1, 2018, through the date of this filing, we have completed one overnight common stock offering and have also issued shares of common stock through our ATM Program. In the aggregate, through these transactions, we have issued and sold a total of 1,981,231 shares of our common stock for gross proceeds of approximately $24.6 million and net proceeds (after deducting underwriting discounts and direct offering expenses borne by us) of approximately $23.7 million. In addition, on January 10, 2018, we launched a continuous public offering of up to $150.0 million of newly-designated Series B Preferred Stock, which will be offered on a continuous, “reasonable best efforts” basis by Gladstone Securities. Through the date of this filing, we have sold 109,699 shares of the Series B Preferred Stock for gross proceeds of approximately $2.7 million and net proceeds (net of certain discounts and after deducting selling commissions and dealer-manager fees borne by us) of approximately $2.5 million. Total selling commissions and dealer-manager fees earned by Gladstone Securities as a result of these sales were approximately $218,000.
The 2017 Registration Statement permits us to issue up to an aggregate of $300.0 million in securities (including approximately $29.3 million originally reserved for issuance under our ATM Program and up to $150.0 million reserved for issuance of shares of the Series B Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $45.8 million of common stock (including approximately $16.3 million through our ATM Program) and approximately $2.7 million of Series B Preferred Stock under the 2017 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table reflects our material contractual obligations as of June 30, 2018 (dollars in thousands):

		Payments Due During the
		Remaining Six Months of	Fiscal Years Ending December 31,
Contractual Obligation	Total	2018	2019 – 2020	2021 – 2022	2023+
Debt obligations(1)	$295,444	$19,679	$37,654	$43,903	$194,208
Interest on debt obligations(2)	76,468	5,322	19,263	16,694	35,189
Term Preferred Stock(3)	28,750	—	—	28,750	—
Term Preferred Stock dividends(3)	5,967	918	3,672	1,377	—
Operating obligations(4)	4,405	1,545	2,860	—	—
Operating lease obligations(5)	255	24	94	77	60
Total	$411,289	$27,488	$63,543	$90,801	$229,457

(1)
Debt obligations include all borrowings (consisting of mortgage notes and bonds payable and our lines of credit) outstanding as of June 30, 2018. Maturity dates of these debt obligations range from July 2018 to November 2041. Subsequent to June 30, 2018, a bond of approximately $9.4 million that was scheduled to mature on July 30, 2018, was replaced with a new bond issuance. See Note 10, “Subsequent Events,” in the accompanying notes to our condensed consolidated financial statements for further details on the new bond issuance.

(2)
Interest on debt obligations includes estimated interest on our revolving equity lines of credit within the MetLife Facility. The balances and interest rates on such revolving equity lines of credit are variable, thus the amounts of interest calculated for purposes of this table were based upon the balances and interest rates in place as of June 30, 2018.

(3)
Our Series A Term Preferred Stock has a mandatory redemption date of September 30, 2021, and the related dividend payments are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations.

(4)
Operating obligations represent commitments outstanding as of June 30, 2018. See Note 8, “Commitments and Contingencies,” in the accompanying notes to our condensed consolidated financial statements for further discussion on each of these operating obligations.

(5)
Operating lease obligations represent ground lease payments due on two of our Arizona farms (1,368 total acres), which are leased from the State of Arizona under leases expiring in February 2022 and February 2025, respectively.

Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any material off-balance sheet arrangements.
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

•
Acquisition- and disposition-related accounting fees. Certain auditing and accounting fees we incur are directly related to acquisitions or dispositions and vary depending on the number and complexity of acquisitions or dispositions completed during a period. Due to the inconsistency in which these costs are incurred, we believe the exclusion of these expenses improves comparability of our operating results on a period-to-period basis.

•
Other adjustments. We will adjust for certain non-recurring charges and receipts and will explain such adjustments accordingly. During the three months ended June 30, 2018, we modified our definitions of CFFO and AFFO to exclude the net incremental impact of the farming operations conducted through Land Advisers (including revenues from crop sales, costs of such sales, the incremental management fee earned by our Adviser pursuant to the expense-sharing agreement between our Adviser and Land Advisers, the loss on write-down of inventory, and the credit granted to Land Advisers by our Adviser, collectively, the “Incremental TRS Operations”), as we do not anticipate this to be an ongoing aspect of our core operations. As such, we believe the exclusion of the Incremental TRS Operations improves comparability of our operating results on a period-to-period basis and will apply the same modified definitions of CFFO and AFFO for all prior-year periods presented to provide consistency and better comparability.

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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and six months ended June 30, 2018 and 2017 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(1,852)	$255	$(2,170)	$428
Plus: Real estate and intangible depreciation and amortization	2,242	1,599	4,430	3,071
FFO	390	1,854	2,260	3,499
Less: Dividends declared on Series B Preferred Stock	(3)	—	(3)	—
FFO available to common stockholders and OP Unitholders	387	1,854	2,257	3,499
Plus: Acquisition-related expenses	—	37	131	46
Plus: Net acquisition- and disposition-related accounting fees	—	25	13	36
Plus: Other charges, net(1)	1,348	—	1,403	—
CFFO available to common stockholders and OP Unitholders	1,735	1,916	3,804	3,581
Net rent adjustment	(163)	(156)	(414)	(290)
Plus: Amortization of debt issuance costs	146	120	289	236
AFFO available to common stockholders and OP Unitholders	$1,718	$1,880	$3,679	$3,527

Weighted-average common shares outstanding – basic and diluted	15,506,512	11,850,624	14,736,400	11,127,199
Weighted-average OP Units outstanding(2)	913,551	1,449,258	945,236	1,449,258
Weighted-average total shares outstanding	16,420,063	13,299,882	15,681,636	12,576,457

Diluted FFO per weighted-average total share	$0.02	$0.14	$0.14	$0.28
Diluted CFFO per weighted-average total share	$0.11	$0.14	$0.24	$0.28
Diluted AFFO per weighted-average total share	$0.10	$0.14	$0.23	$0.28

(1)
For the three months ended June 30, 2018, this adjustment consists of the net impact of the Incremental TRS Operations, which was a net loss of approximately $1.4 million, as well as approximately $13,000 of non-recurring credits. For the six months ended June 30, 2018, this adjustment consists of: (i) the net impact of the Incremental TRS Operations, which was a net loss of approximately $1.2 million; (ii) a property and casualty loss of approximately $129,000 recorded during the three months ended March 31, 2018; and (iii) approximately $34,000 of additional repairs incurred as a result of damage caused to irrigation improvements from a lightning strike on one of our Arizona properties, which repairs were expensed during the three months ended March 31, 2018.

(2)
Includes only OP Units held by third parties. As of June 30, 2018 and 2017, there were 717,423 and 1,449,258, respectively, OP Units held by non-controlling limited partners, representing 4.3% and 10.9%, respectively, of all OP Units issued and outstanding.

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
A breakdown of the methodologies used to value our properties and the aggregate value as of June 30, 2018, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value		% of Total Fair Value
Purchase Price	6	2,883	2,361	$26,998	$26,745		4.9%
Sales Price	1	1,895	1,640	13,850	20,500	(2)	3.8%
Internal Valuation	4	8,075	6,069	34,702	37,149	(3)	6.8%
Third-party Appraisal(4)	64	50,472	41,065	389,732	459,050		84.5%
Total	75	63,325	51,135	$465,282	$543,444		100.0%

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.

(2)	Based on the sales price of a farm that was sold subsequent to June 30, 2018.

(3)
96.6% of this valuation, or approximately $35.9 million, is supported by values as determined by third-party appraisals performed between August 2015 and July 2017. The difference of approximately $1.3 million represents the net appreciation of those properties since the time of such appraisals, as determined in accordance with our Valuation Policy.

(4)	Appraisals performed between July 2017 and June 2018.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of June 30, 2018, include land values per farmable acre, market rental rates per farmable acre, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$815 – $92,176	$36,951	$4,123 – $8,078	$5,274
Market Rent (per farmable acre)	$20 – $4,718	$1,915	$337 – $455	$371
Market Capitalization Rate	1.14% – 5.65%	4.11%	5.00% – 5.49%	5.35%
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
Management believes that the purchase prices of the farms acquired during the previous 12 months, the most recent appraisals available for the farms acquired prior to the previous 12 months that were not valued internally, and the farms that were valued internally during the previous 12 months fairly represent the current market values of the properties as of June 30, 2018, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended June 30, 2018, from the prior value basis as of March 31, 2018, is provided in the table below (dollars in thousands):

Total portfolio fair value as of March 31, 2018		$537,378
Plus net value appreciation during the three months ended June 30, 2018:
One farm valued based on sales price(1)	$3,740
Four farms valued internally	1,148
17 farms valued via third-party appraisals	1,178
Total net appreciation for the three months ended		6,066
Total portfolio fair value as of June 30, 2018		$543,444

(1)	Based on the sales price of a farm that was sold subsequent to June 30, 2018.
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of June 30, 2018, was approximately $278.0 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $291.9 million. In addition, using the closing stock price as of June 30, 2018, the fair value of the Series A Term Preferred stock was determined to be approximately $29.3 million, as compared to a carrying value (excluding unamortized related issuance costs) of approximately $28.8 million. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series B Preferred Stock to be $25.00 per share as of June 30, 2018 (see Exhibit 99.1 to this Form 10-Q).
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

As of June 30, 2018, we estimate our NAV per common share to be $13.51, as detailed below (dollars in thousands, except per-share data):

Total equity per balance sheet		$135,151
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(465,282)
Plus: estimated fair value of real estate holdings(2)	543,444
Net fair value adjustment for real estate holdings		78,162
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	320,693
Less: fair value of aggregate long-term indebtedness(3)(4)	(307,358)
Net fair value adjustment for long-term indebtedness		13,335
Estimated NAV		226,648
Less: fair value of Series B Preferred Stock(5)		(507)
Estimated NAV available to common stockholders and OP Unitholders		$226,141
Total common shares and OP Units outstanding(6)		16,741,295
Estimated NAV per common share and OP Unit		$13.51

(1)	Per Net Cost Basis as presented in the table above.

(2)	Per Current Fair Value as presented in the table above.

(3)	Includes the principal balances outstanding of all long-term borrowings (consisting of mortgage notes and bonds payable) and the Series A Term Preferred Stock.

(4)	Long-term mortgage notes and bonds payable were valued using a discounted cash flow model. The Series A Term Preferred Stock was valued based on its closing stock price as of June 30, 2018.

(5)	Valued at the security’s liquidation value, as discussed above.

(6)	Includes 16,023,872 shares of common stock and 717,423 OP Units held by non-controlling limited partners.
A quarterly roll-forward in the estimated NAV per common share for the three months ended June 30, 2018, is provided below

Estimated NAV per common share and OP Unit as of March 31, 2018		$13.57
Less net loss per common share		(0.11)
Plus change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.12
Net change in unrealized fair value of long-term indebtedness	0.11
Net change in valuations		0.23
Less distributions		(0.13)
Less net dilutive effect of aggregate equity issuances and OP Unit redemptions(2)		(0.05)
Estimated NAV per common share and OP Unit as of June 30, 2018		$13.51

(1)
The net change in unrealized fair value of farmland portfolio consists of three components: (i) an increase of $0.37 due to the net appreciation in value of 22 farms that were valued during the three months ended June 30, 2018, (ii) an increase of $0.14 due to the aggregate depreciation and amortization expense recorded during the three months ended June 30, 2018, and (iii) a decrease of $0.39 due to capital improvements made on certain properties that have not yet been considered in the determination of the respective properties’ estimated fair values.

(2)
Reflective of shares of common stock issued during the three months ended June 30, 2018, through the underwriters’ exercise of a follow-on common stock offering and our ATM Program, as well as the redemption of certain OP Units (see Note 7, “Equity,” in the accompanying notes to our condensed consolidated financial statements).

Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs, may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV as of June 30, 2018, to be $13.51 per share based on the calculation above, the closing price of our common stock on June 30, 2018, was $12.67, and it has subsequently traded between $11.36 and $13.13 per share.
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
As of June 30, 2018, the fair value of our fixed-rate borrowings outstanding (excluding our Series A Term Preferred Stock), which accounted for approximately 98.8% of the aggregate principal balance of all borrowings outstanding as of June 30, 2018, was approximately $278.0 million. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. If market interest rates had been one percentage point lower or higher than those rates in place as of June 30, 2018, the fair value of our fixed-rate borrowings would have increased or decreased by approximately $14.1 million or $13.2 million, respectively.
There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended June 30, 2018, from that disclosed in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Sales of Unregistered Securities
During the three months ended June 30, 2018, we issued 243,567 shares of common stock in exchange for 243,567 OP Units that were held by certain limited partners of our Operating Partnership in connection with certain of our prior acquisitions. OP Units are generally redeemable for cash or, at our discretion, exchangeable into shares of our common stock on a one-for-one basis. The cash redemption amount per OP Unit is based on the market price of a shares of our common stock at the time of redemption. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
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
3.5
Articles Supplementary establishing the 6.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.

4.1
Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed on December 27, 2012.

4.2	Form of Indenture, incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (File No. 333-217042), filed on March 30, 2017.
4.3	Form of Certificate for 6.375% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 11, 2016.
4.4	Form of Certificate for 6.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.
10.1
Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, including Exhibit SB-2 thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.

10.2
Amended and Restated Subscription Escrow Agreement, dated as of January 8, 2018, by and among Gladstone Land Corporation and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.

10.3
Amended and Restated Dealer Manager Agreement, dated May 31, 2018, by and between Gladstone Land Corporation and Gladstone Securities, LLC, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.

11	Computation of Per Share Earnings from Operations.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series B Cumulative Redeemable Preferred Stock at June 30, 2018 (filed herewith)

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018, and 2017, (iii) the Condensed Consolidated Statements of Equity for the six months ended June 30, 2018, and 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018, and 2017 and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: August 8, 2018	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: August 8, 2018	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors