Form 10-Q
period 2018-09-30
GLADSTONE LAND Corp
filed 2018-11-08
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒.
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 7, 2018, was 16,070,616.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Investments in real estate, net	$497,068	$449,486
Lease intangibles, net	5,829	5,492
Cash and cash equivalents	2,929	2,938
Crop inventory	—	1,528
Other assets, net	4,070	2,834
TOTAL ASSETS	$509,896	$462,278

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$10,000
Mortgage notes and bonds payable, net	316,142	291,002
Series A cumulative term preferred stock, $0.001 par value; $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of September 30, 2018, and December 31, 2017, net	28,066	27,890
Accounts payable and accrued expenses	6,400	7,398
Due to related parties, net	1,024	940
Other liabilities, net	10,964	7,097
Total liabilities	362,696	344,327
Commitments and contingencies (Note 8)

EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value; $25.00 per share liquidation preference; 6,500,000 shares authorized, 393,048 shares issued and outstanding as of September 30, 2018; no shares authorized, issued, or outstanding as December 31, 2017	—	—
Common stock, $0.001 par value; 91,500,000 shares authorized, 16,070,616 shares issued and outstanding as of September 30, 2018; 98,000,000 shares authorized, 13,791,574 shares issued and outstanding as of December 31, 2017	16	14
Additional paid-in capital	163,943	129,705
Distributions in excess of accumulated earnings	(22,305)	(19,802)
Total stockholders’ equity	141,654	109,917
Non-controlling interests in Operating Partnership	5,546	8,034
Total equity	147,200	117,951

TOTAL LIABILITIES AND EQUITY	$509,896	$462,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
OPERATING REVENUES:
Rental revenue	$8,013	$6,561	$21,333	$18,302
Tenant recovery revenue	2	3	11	8
Other operating revenues	2	—	7,313	—
Total operating revenues	8,017	6,564	28,657	18,310
OPERATING EXPENSES:
Depreciation and amortization	2,374	2,051	6,805	5,123
Property operating expenses	621	267	1,381	796
Base management fee	690	523	2,102	1,446
Incentive fee	—	261	—	688
Capital gains fee	778	—	778	—
Administration fee	387	211	935	656
General and administrative expenses	443	386	1,350	1,227
Other operating expenses	175	—	7,673	—
Total operating expenses	5,468	3,699	21,024	9,936
Credits to fees from Adviser	(796)	(54)	(970)	(54)
Total operating expenses, net of credits to fees	4,672	3,645	20,054	9,882
OPERATING INCOME	3,345	2,919	8,603	8,428
OTHER INCOME (EXPENSE):
Other income	1	4	324	190
Interest expense	(3,082)	(2,634)	(8,728)	(6,984)
Dividends declared on Series A cumulative term preferred stock	(458)	(458)	(1,375)	(1,375)
Gain (loss) on dispositions of real estate assets, net	6,247	(78)	6,247	(78)
Property and casualty loss	—	—	(129)	—
Loss on write-down of crop inventory	(33)	—	(1,093)	—
Total other income (expense), net	2,675	(3,166)	(4,754)	(8,247)
NET INCOME (LOSS)	6,020	(247)	3,849	181
Net (income) loss attributable to non-controlling interests	(337)	26	(206)	(23)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	5,683	(221)	3,643	158
Dividends declared on Series B cumulative redeemable preferred stock	(90)	—	(92)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,593	$(221)	$3,551	$158

EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$0.35	$(0.02)	$0.23	$0.01
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	16,057,957	12,271,925	15,181,760	11,512,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value

Balance at December 31, 2016	—	$—	10,024,875	$10	$90,082	$(13,402)	$76,690	$11,087	$87,777
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—
Redemption of OP Units	—	—	50,000	—	404	—	404	(2,674)	(2,270)
Issuance of common stock, net	—	—	3,410,150	3	38,420	—	38,423	—	38,423
Net income	—	—	—	—	—	158	158	23	181
Distributions—OP Units and common stock	—	—	—	—	—	(4,557)	(4,557)	(568)	(5,125)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	(2,058)	—	(2,058)	2,058	—
Balance at September 30, 2017	—	$—	13,485,025	$13	$126,848	$(17,801)	$109,060	$9,926	$118,986

Balance at December 31, 2017	—	$—	13,791,574	$14	$129,705	$(19,802)	$109,917	$8,034	$117,951
Redemption of OP Units	—	—	297,811	—	2,460	—	2,460	(2,983)	(523)
Issuance of preferred stock, net	393,048	—	—	—	8,799	—	8,799	—	8,799
Issuance of common stock, net	—	—	1,981,231	2	23,605	—	23,607	—	23,607
Net income	—	—	—	—	—	3,643	3,643	206	3,849
Dividends—Series B Preferred Stock	—	—	—	—	—	(92)	(92)	—	(92)
Distributions—OP Units and common stock	—	—	—	—	—	(6,054)	(6,054)	(337)	(6,391)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	(626)	—	(626)	626	—
Balance at September 30, 2018	393,048	$—	16,070,616	$16	$163,943	$(22,305)	$141,654	$5,546	$147,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,849	$181
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,805	5,123
Amortization of debt issuance costs	434	366
Amortization of deferred rent assets and liabilities, net	(272)	(189)
Bad debt expense	108	—
(Gain) loss on dispositions of real estate assets, net	(6,247)	78
Property and casualty loss	129	—
Loss on write-down of inventory	1,093	—
Changes in operating assets and liabilities:
Crop inventory and Other assets, net	(1,274)	492
Accounts payable and accrued expenses and Due to related parties, net	(677)	541
Other liabilities, net	4,096	1,079
Net cash provided by operating activities	8,044	7,671
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(31,467)	(120,985)
Capital expenditures on existing real estate assets	(17,157)	(3,438)
Proceeds from dispositions of real estate assets	132	—
Change in deposits on real estate acquisitions and investments, net	(100)	(865)
Net cash used in investing activities	(48,592)	(125,288)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	34,397	40,421
Offering costs	(1,894)	(1,962)
Payments for redemptions of OP Units	(523)	(2,270)
Borrowings from mortgage notes and bonds payable	48,218	104,590
Repayments of mortgage notes and bonds payable	(22,800)	(4,663)
Borrowings from lines of credit	14,100	52,500
Repayments of lines of credit	(24,000)	(63,950)
Payments of financing fees	(525)	(604)
Dividends paid on Series B cumulative redeemable preferred stock	(43)	—
Distributions paid on common stock	(6,054)	(4,557)
Distributions paid to non-controlling interests in Operating Partnership	(337)	(568)
Net cash provided by financing activities	40,539	118,937
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9)	1,320
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,938	2,438
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,929	$3,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Other assets, net	—	15
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	2,656	1,140
Gain (loss) on dispositions of real estate assets, net included in Accounts payable and accrued expenses and Due to related parties, net	87	23
Real estate additions included in Other liabilities, net	136	506
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	100	237
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	—	54
Escrow proceeds from asset sale used for acquisition of new real estate assets	20,500	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been previously re-incorporated in Delaware on May 25, 2004. Upon the pricing of our initial public offering on January 29, 2013, our shares of common stock began trading on the Nasdaq Global Market (“Nasdaq”) under the symbol “LAND.” We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of September 30, 2018, and December 31, 2017, the Company owned approximately 96.0% and 93.2%, respectively, of the outstanding OP Units (see Note 7, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be treated as a taxable REIT subsidiary (“TRS”) of ours. From October 17, 2017, through July 31, 2018, Land Advisers operated a 169-acre farm located in Ventura County, California, under a short-term lease (see Note 6, “Related-Party Transactions—TRS Lease Assumption” for further discussion on this lease assignment). Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. On June 11, 2018, we entered into a 10-year lease agreement with a new, unrelated third-party tenant to operate the farm previously operated by Land Advisers.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2018 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Impairment of Real Estate Assets

We account for the impairment of our tangible and identifiable intangible real estate assets in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment” (“ASC 360”), which requires us to periodically review the carrying value of each property to determine whether indicators of impairment exist. If circumstances support the possibility of impairment, we prepare a projection of the total undiscounted future cash flows of the specific property (without interest charges), including proceeds from disposition, and compare them to the net book value of the property to determine whether the carrying value of the property is recoverable. If the carrying amount is more than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying value exceeds the estimated fair value of the property.
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of September 30, 2018, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
Crop Inventory and Crop Sales
Crop Inventory
Costs incurred by Land Advisers in operating the 169-acre farm located in Ventura County, California, generally consisted of growing costs (including the costs of land preparation, plants, fertilizers and pesticides, and labor costs), harvesting and selling costs (including labor costs for harvesting, packaging and cooling costs, and sales commissions), and certain overhead costs (including management/oversight costs). Due to certain market conditions during the nine months ended September 30, 2018 (primarily the existence of bumper crops in all of the strawberry-growing regions within California), we were unable to sell all of the crops and therefore assessed the market value of such unsold crops to be zero. Accordingly, we wrote down the cost of crop inventory to its estimated net realizable value of zero and recorded a loss during the three and nine months ended September 30, 2018, of approximately $33,000 and $1.1 million, respectively (including accumulated costs incurred by our Adviser that were allocated to these unsold crops of approximately $3,000 and $31,000, respectively (see Note 6, “Related-Party Transactions—TRS Lease Assumption—TRS Fee Arrangements—TRS Expense Sharing Agreement”)), included within Loss on write-down of inventory on the accompanying Condensed Consolidated Statement of Operations.
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
Revenues from the sale of harvested crops and accumulated costs allocated to the crops sold are shown in the following table (dollars in thousands, except for footnotes):

	For the Three Months Ended September 30, 2018	For the nine months ended September 30, 2018
Sales revenues(1)	$2	$7,308
Cost of sales(2)(3)(4)	(175)	(7,673)

(1)	Included within Other operating revenues on the accompanying Condensed Consolidated Statement of Operations.

(2)	Included within Other operating expenses on the accompanying Condensed Consolidated Statement of Operations.

(3)	Excludes rent expense owed to the Company and interest expense owed on a loan from the Company to Land Advisers, both of which expenses were eliminated in consolidation.

(4)
Excludes the allocation of a fee earned by our Adviser from Land Advisers of approximately $15,000 and $176,000 during the three and nine months ended September 30, 2018, respectively, which is included within Management Fee on the accompanying Condensed Consolidated Statements of Operations (see Note 6, “Related-Party Transactions—TRS Fee Arrangements—TRS Expense Sharing Agreement” for further discussion on this fee).

There was minimal harvesting and sales activity on the farm operated by Land Advisers prior to January 1, 2018. In addition, the lease to Land Advisers for such farm expired on July 31, 2018, and the farm was leased by us to a new, unrelated third-party tenant under a lease that commenced on August 1, 2018.

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
On October 17, 2017, Land Advisers, which is subject to federal and state income taxes, took over the operations on one of our farms in California. There was no taxable income from Land Advisers for the year ended December 31, 2017, and, as of September 30, 2018, we do not expect to have any material taxable income or loss for the tax year ending December 31, 2018.
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
Reclassifications
On the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018, certain property-specific costs have been reclassified from general and administrative expenses to property operating expenses, and acquisition-related expenses have been reclassified to be included within general and administrative expenses. These reclassifications had no impact on previously-reported net income, equity, or net change in cash and cash equivalents.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): An Amendment of the FASB Accounting Standards Codification” (“ASU 2016-02”). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee, which classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis, respectively, over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of the classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leasing standard, ASC 840, “Leases,” and is effective on January 1, 2019, with early adoption permitted. Once we adopt ASU 2016-02, we expect our legal expenses (included in General and administrative expenses on our Condensed Consolidated Statements of Operations) to increase marginally, as the new standard requires us to expense indirect leasing costs that were previously capitalized; however, we do not expect ASU 2016-02 to materially impact our condensed consolidated financial statements, as we currently only have two operating ground lease arrangements with terms greater than one year for which we are the lessee.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which provides guidance on certain cash flow classification issues, with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified on the statement of cash flows. We adopted ASU 2016-15 beginning with the three months ended March 31, 2018, and did not have a material impact on our condensed consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance nonfinancial assets in contracts with non-customers (unless other specific guidance applies). ASU 2017-05 requires derecognition once control of a distinct nonfinancial asset or in-substance nonfinancial asset is transferred. Additionally, when a company transfers its controlling interest in a nonfinancial asset but retains a non-controlling ownership interest, any non-controlling interest received is required to be measured at fair value, and the company is required to recognize a full gain or loss on the transaction. As a result of ASU 2017-05, the guidance specific to real estate sales in ASC 360-20 will be eliminated, and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. We adopted ASU 2017-05 beginning with the three months ended March 31, 2018, utilizing the modified retrospective approach, and its adoption did not (and is not expected to) have a material impact on our condensed consolidated financial statements.
In August 2018, the SEC adopted the final rule under Securities Act Release No. 33-10532, “Disclosure Update and Simplification” (“SAR 33-10532”), which amended certain disclosure requirements that were redundant, duplicative, overlapping, outdated, or superseded and expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in either a note or a separate statement, and the analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. We are in the process of evaluating the impact of adopting SAR 33-10532, which was effective on November 5, 2018, but do not anticipate its adoption to have a material impact on our condensed consolidated financial statements.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about our 82 farms as of September 30, 2018 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California	31	8,435	7,655	$218,056	$154,098
Florida	22	17,184	12,981	155,219	97,480
Arizona(3)	6	6,280	5,228	52,488	22,513
Colorado	10	31,448	24,513	41,421	24,499
Nebraska	2	2,559	2,101	10,504	7,050
Washington	1	746	417	8,980	5,281
Oregon	3	418	363	5,980	3,494
Michigan	5	446	291	4,938	2,821
North Carolina	2	310	295	2,333	1,270
	82	67,826	53,844	$499,919	$318,506

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

(2)
Excludes approximately $2.3 million of debt issuance costs related to mortgage notes and bonds payable, included in Mortgage notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet.

(3)
Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $2.8 million as of September 30, 2018 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).

Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of September 30, 2018, and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Real estate:
Land and land improvements	$389,333	$356,316
Irrigation systems	65,427	50,282
Buildings	18,507	18,191
Horticulture	39,320	34,803
Other improvements	6,750	6,551
Real estate, at gross cost	519,337	466,143
Accumulated depreciation	(22,269)	(16,657)
Real estate, net	$497,068	$449,486
Real estate depreciation expense on these tangible assets was approximately $2.1 million and $6.0 million for the three and nine months ended September 30, 2018, respectively, and $1.7 million and $4.4 million for the three and nine months ended September 30, 2017, respectively.
Included in the figures above are amounts related to tenant improvements, which are improvements made on certain of our properties paid for by our tenants but owned by us. As of each of September 30, 2018, and December 31, 2017, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.3 million. We recorded both depreciation expense and additional rental revenue related to these tenant improvements of approximately $77,000 and $228,000 for the three and nine months ended September 30, 2018, respectively, and $61,000 and $150,000 for three and nine months ended September 30, 2017, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of September 30, 2018, and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Lease intangibles:
Leasehold interest – land	$3,498	$3,498
In-place leases	1,957	1,451
Leasing costs	2,009	1,490
Tenant relationships	439	439
Lease intangibles, at cost	7,903	6,878
Accumulated amortization	(2,074)	(1,386)
Lease intangibles, net	$5,829	$5,492
Total amortization expense related to these lease intangible assets was approximately $289,000 and $834,768 for the three and nine months ended September 30, 2018, respectively, and $390,000 and $739,000 for the three and nine months ended September 30, 2017, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of September 30, 2018, and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$26	$(11)	$26	$(5)
Below-market lease values and other deferred revenue(2)	(823)	176	(823)	125
	$(797)	$165	$(797)	$120

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

Total amortization related to above-market lease values and lease incentives was approximately $2,000 and $5,000 for the three and nine months ended September 30, 2018, respectively, and $4,000 and $7,000 during the three and nine months ended

September 30, 2017, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $17,000 and $50,000 for the three and nine months ended September 30, 2018, respectively, and $17,000 and $47,000 for the three and nine months ended September 30, 2017, respectively.
Acquisitions
Upon our adoption of ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” during the three months ended December 31, 2016, most acquisitions, including those with a prior leasing history, are generally treated as an asset acquisition under ASC 360. For acquisitions accounted for as asset acquisitions under ASC 360, all acquisition-related costs are capitalized and included as part of the fair value allocation of the identifiable tangible and intangible assets acquired, other than those costs that directly related to originating new leases we execute upon acquisition, which are capitalized as part of leasing costs. In addition, total consideration for acquisitions may include a combination of cash and equity securities, such as OP Units. When OP Units are issued in connection with acquisitions, we determine the fair value of the OP Units issued based on the number of units issued multiplied by the closing price of the Company’s common stock on the date of acquisition. Unless otherwise noted, all properties acquired during 2017 and 2018 were accounted for as asset acquisitions under ASC 360.
2018 Acquisitions
During the nine months ended September 30, 2018, we acquired ten new farms, which are summarized in the table below (dollars in thousands):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs	Annualized Straight-line Rent(1)	New Long-term Debt
Taft Highway(2)	Kern, CA	1/31/2018	161	1	Potatoes and Melons	N/A	N/A	$2,945	$32	$—	$1,473
Cemetery Road	Van Buren, MI	3/13/2018	176	1	Blueberries	9.6 years	None	2,100	39	150	1,260
Owl Hammock(3)	Collier & Hendry, FL	7/12/2018	5,630	5	Vegetables and Melons	7.0 years	2 (5 years)	37,350	192	2,148	22,410
Plantation Road	Jackson, FL	9/6/2018	574	1	Peanuts and Melons	2.3 years	None	2,600	35	142	1,560
Flint Avenue	Kings, CA	9/13/2018	194	2	Cherries	15.3 years	1 (5 years)	6,850	58	523	4,110
			6,735	10				$51,845	$356	$2,963	$30,813

(1)	Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(2)	Farm was purchased with no lease in place at the time of acquisition.

(3)
In connection with the acquisition of this property, we committed to providing up to $2.0 million of capital for certain irrigation and property improvements. As stipulated in the lease, we will earn additional rental income on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year's minimum cash rent per the follow-on lease).

During the three and nine months ended September 30, 2018, in the aggregate, we recognized operating revenues of approximately $554,000 and $603,000, respectively, and net income of approximately $168,000 and $140,000, respectively, related to the above acquisitions.
2017 Acquisitions

During the nine months ended September 30, 2017, we acquired 14 new farms, which are summarized in the table below (dollars in thousands).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term(1)	Renewal Options	Total Purchase Price	Acquisition Costs	Annualized Straight-line Rent(2)		Net Long-term Debt
Citrus Boulevard	Martin, FL	1/12/2017	3,748	1	Organic Vegetables	7.0 years	3 (5 years)	$54,000	$80	$2,926		$32,400
Spot Road(3)	Yuma, AZ	6/1/2017	3,280	4	Melons and Alfalfa Hay	8.6 years	1 (10 years) & 1 (2 years)	27,500	88	1,673		15,300
Poplar Street	Bladen, NC	6/2/2017	310	2	Organic Blueberries	9.6 years	1 (5 years)	2,169	49	122	(4)	1,301
Phelps Avenue	Fresno, CA	7/17/2017	847	4	Pistachios and Almonds	10.3 years	1 (5 years)	13,603	43	681	(4)	8,162
Parrot Avenue(5)	Okeechobee, FL	8/9/2017	1,910	1	Misc. Vegetables	0.5 years	None	9,700	67	488		5,820
Cat Canyon Road(6)	Santa Barbara, CA	8/30/2017	361	1	Wine Grapes	9.8 years	2 (5 years)	5,375	112	322		3,225
Oasis Road	Walla Walla, WA	9/8/2017	746	1	Apples, Cherries, and Wine Grapes	6.3 years	None	9,500	45	480	(4)	5,460
			11,202	14				$121,847	$484	$6,692		$71,668

(1)	Where more than one lease was assumed or executed, represents the weighted average lease term on the property.

(2)	Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(3)
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

(4)
These leases provide for a variable rent component based on the gross crop revenues earned on the respective properties. The figures above represent only the minimum cash guaranteed under the respective leases.

(5)
In connection with the acquisition of this property, we executed a 6-year, follow-on lease with a new tenant that begins upon the expiration of the 7-month lease assumed at acquisition. The follow-on lease includes two, 6-year extension options and provides for minimum annualized straight-line rents of approximately $542,000. In addition, in connection with the execution of the follow-on lease, as amended, we committed to providing up to $2.5 million of capital for certain irrigation and property improvements. As stipulated in the follow-on lease, we will earn additional rental income on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year's minimum cash rent per the follow-on lease).

(6)
In connection with the acquisition of this property, we committed up to $4.0 million of capital to fund the development of additional vineyard acreage on the property. As stipulated in the lease agreement, we will earn additional rental income on the total cost of the project as the capital is disbursed by us at rates specified in the lease.

During the three and nine months ended September 30, 2017, in the aggregate, we recognized operating revenues of approximately $1.5 million and $3.0 million, respectively, and earnings of approximately $341,000 and $1.2 million, respectively, related to the above acquisition.
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the nine months ended September 30, 2018 and 2017 is as follows (dollars in thousands):

Acquisition Period	Land and Land Improvements	Irrigation & Drainage Systems	Horticulture	Buildings	Other Improvements	Leasehold Interest – Land	In-place Leases	Leasing Costs	Net Below-Market Leases	Total Purchase Price
2018 Acquisitions	$44,749	$1,548	$4,288	$123	$—	$—	$626	$511	$—	$51,845
2017 Acquisitions	89,614	11,534	12,611	2,804	824	3,488	487	508	(23)	121,847
Acquired Intangibles and Liabilities

The following table shows the weighted-average amortization periods (in years) for the intangible assets acquired and liabilities assumed in connection with new real estate acquired during the nine months ended September 30, 2018 and 2017:

	Weighted-Average Amortization Period (in Years)
Intangible Assets and Liabilities	2018	2017
Leasehold interest – land	0.0	6.9
In-place leases	7.0	6.3
Leasing costs	7.1	8.8
Above-market lease values	0.0	2.1
Below-market lease values and deferred revenue	0.0	4.7
All intangible assets and liabilities	7.1	7.0
Significant Existing Real Estate Activity
Leasing Activity
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
On June 11, 2018, we entered into a new 10-year lease agreement with a new, unrelated third-party tenant on the 169-acre farm located in Ventura County, California, previously farmed by Land Advisers. The new lease commenced on August 1, 2018, and provides for annualized straight-line rent of approximately $667,000, which represents a decrease of approximately $91,000, or 12.0%, from that of the previous lease that was assigned to Land Advisers (see Note 6, “Related-Party Transactions—TRS Lease Assumption” for further discussion on this lease assignment). However, the new lease is a pure, triple-net lease, whereas the previous lease was a partial-net lease (with us, as landlord, responsible for the property taxes on the farm, which are currently approximately $112,000 per year).
On August 28, 2018, we reached an agreement with the current tenant on our 72-acre farm in Santa Cruz, California, to terminate the lease (which was originally scheduled to expire on October 31, 2020) on October 31, 2018, and simultaneously entered into a new, 10-year lease with a new, unrelated third-party tenant. The new lease commenced on November 1, 2018, and provides for annualized minimum straight-line rent of approximately $200,000, which represents an increase of approximately $41,000 (approximately 26.0%) over that of the prior lease (before its early termination).
On August 30, 2018, we amended the lease on our 164-acre farm in Ventura County, California, to exclude certain hillside acreage from the lease and extend the term by one additional year (through July 31, 2021). The amendment resulted in a decrease in annualized minimum straight-line rent of approximately $62,000 (approximately 16.2%) from that of the original lease.
Property Dispositions
Land Exchange
On June 7, 2018, we completed a transaction with the current tenant on one of our Florida farms where we exchanged land for total consideration consisting of both land and cash. As a result of the transaction, we sold 26 net acres for total cash proceeds of approximately $132,000 and, after closing costs, recognized a nominal loss on the transaction.
Property Sale

On July 10, 2018, we completed the sale of our 1,895-acre farm in Morrow County, Oregon (“Oregon Trail”), to the existing tenant for $20.5 million. Including closing costs and the write-off of a deferred rent asset balance of approximately $154,000, we recognized a net gain on the sale of approximately $6.4 million. Proceeds from this sale were used to acquire Owl Hammock (as described in Note 3, “Real Estate and Intangible Assets,”) as part of a like-kind exchange under Section 1031 of the Code.
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
We are still in the process of assessing the amount expected to be recovered, as well as the collectability of such amounts; thus, no offset to the loss has been recorded as of September 30, 2018.
Portfolio Diversification and Concentrations
Diversification
The following table summarizes the geographic locations, by state, of our farms with leases in place as of September 30, 2018 and 2017 (dollars in thousands):

	As of and For the Nine Months Ended September 30, 2018					As of and For the Nine Months Ended September 30, 2017
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California(1)	31	8,435	12.4%	$9,880	46.3%	27	7,921	12.8%	$8,749	47.8%
Florida	22	17,184	25.3%	5,790	27.1%	17	11,225	18.2%	4,839	26.5%
Colorado	10	31,448	46.4%	2,057	9.7%	9	30,170	48.8%	2,018	11.0%
Arizona	6	6,280	9.3%	1,425	6.7%	6	6,280	10.2%	1,114	6.1%
Oregon	3	418	0.6%	765	3.6%	4	2,313	3.7%	887	4.8%
Washington	1	746	1.1%	596	2.8%	1	746	1.2%	31	0.2%
Nebraska	2	2,559	3.8%	435	2.0%	2	2,559	4.2%	435	2.4%
Michigan	5	446	0.7%	270	1.3%	4	270	0.4%	187	1.0%
North Carolina	2	310	0.4%	115	0.5%	2	310	0.5%	42	0.2%
TOTALS	82	67,826	100.0%	$21,333	100.0%	72	61,794	100.0%	$18,302	100.0%

(1)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across four of these growing regions.

Concentrations
Credit Risk
As of September 30, 2018, our farms were leased to 56 different, unrelated third-party tenants, with certain tenants leasing more than one farm. One unrelated tenant (“Tenant A”) leases five of our farms, and aggregate rental revenue attributable to

Tenant A accounted for approximately $3.3 million, or 15.6%, of the rental revenue recorded during the nine months ended September 30, 2018. If Tenant A fails to make rental payments, elects to terminate its leases prior to their expirations, or does not renew its leases (and we cannot re-lease the farms on satisfactory terms), there could be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of our total rental revenue recorded during the nine months ended September 30, 2018.
Geographic Risk
Farms located in California and Florida accounted for approximately $9.9 million (46.3%) and $5.8 million (27.1%), respectively, of the rental revenue recorded during the nine months ended September 30, 2018. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in Florida were materially impacted by Hurricane Michael during October 2018. No other single state accounted for more than 10.0% of our total rental revenue recorded during the nine months ended September 30, 2018.
NOTE 4. BORROWINGS
Our borrowings as of September 30, 2018, and December 31, 2017 are summarized below (dollars in thousands):

	Carrying Value as of		As of September 30, 2018
	September 30, 2018	December 31, 2017	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Mortgage notes and bonds payable:
Fixed-rate mortgage notes payable	$227,529	$208,469	3.16%–5.38%; 3.81%	6/1/2020–10/1/2043; December 2030
Fixed-rate bonds payable	90,877	84,519	2.80%–4.57%; 3.55%	12/11/2019–9/13/2028; November 2022
Total mortgage notes and bonds payable	318,406	292,988
Debt issuance costs – mortgage notes and bonds payable	(2,264)	(1,986)	N/A	N/A
Mortgage notes and bonds payable, net	$316,142	$291,002

Variable-rate revolving lines of credit	$100	$10,000	4.59%	4/5/2024

Total borrowings, net	$316,242	$301,002

(1)	Where applicable, stated interest rates are before interest patronage (as described below).
The weighted-average interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.76% and 3.63% for the three and nine months ended September 30, 2018, respectively, and 3.44% and 3.33% for the three and nine months ended September 30, 2017, respectively. In addition, 2017 interest patronage from our Farm Credit Notes Payable (as defined below), which we received and recorded during the nine months ended September 30, 2018, resulted in an 18.0% reduction (approximately 71 basis points) to the stated interest rates on such borrowings. We are unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2018 on our Farm Credit Notes Payable.
MetLife Borrowings
MetLife Facility
On May 9, 2014, we closed on a credit facility (the “MetLife Facility”) with Metropolitan Life Insurance Company (“MetLife”). As a result of subsequent amendments, the MetLife Facility currently consists of an aggregate of $200.0 million of term notes (the “MetLife Term Notes”) and $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit”). The following table summarizes the pertinent terms of the MetLife Facility as of September 30, 2018 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
MetLife Term Notes	$200,000	(1)	1/5/2029	$126,658	3.30%, fixed through 1/4/2027	(2)	$63,530	(3)(4)
MetLife Lines of Credit	75,000		4/5/2024	100	3-month LIBOR + 2.25%	(5)	74,900	(3)
Total principal outstanding				$126,758

(1)
If the aggregate commitment under the MetLife Facility is not fully utilized by December 31, 2019, MetLife has the option to be relieved of its obligation to disburse the additional funds under the MetLife Term Notes.

(2)
Represents the blended interest rate as of September 30, 2018. Interest rates for subsequent disbursements will be based on then-prevailing market rates. The interest rate on all then-outstanding disbursements will be subject to adjustment on January 5, 2027. Through December 31, 2019, the MetLife Term Notes are also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the MetLife Term Notes).

(3)
Based on the properties that were pledged as collateral under the MetLife Facility, as of September 30, 2018, the maximum additional amount we could draw under the facility was approximately $13.0 million.

(4)	Net of amortizing principal payments of approximately $9.8 million.

(5)
The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under each line of credit). The interest rate spread will be subject to adjustment on October 5, 2019. As of September 30, 2018, the interest rate on the MetLife Lines of Credit was 4.59%.

Individual MetLife Notes
The following table summarizes, in the aggregate, the terms of two additional loan agreements entered into with MetLife (collectively, the “Individual MetLife Notes”) as of September 30, 2018 (dollars in thousands):

Date of Issuance	Principal Outstanding	Maturity Dates	Principal Amortization	Interest Rate Terms
5/31/2017	$14,765	2/14/2022 & 2/14/2025	28.6 years	3.55% & 3.85%, fixed throughout their respective terms
As of September 30, 2018, we were in compliance with all covenants applicable to the MetLife Borrowings.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements with certain Farm Credit associations, including Farm Credit of Central Florida, FLCA (“Farm Credit CFL”), Farm Credit West, FLCA (“Farm Credit West”), Cape Fear Farm Credit, ACA (“CF Farm Credit”), Farm Credit of Florida, ACA (“Farm Credit FL”), Northwest Farm Credit Services, FLCA (“NW Farm Credit,”), and Southwest Georgia Farm Credit, ACA (“SWGA Farm Credit”, and, collectively, with the other Farm Credit associations, “Farm Credit”). During the nine months ended September 30, 2018, we entered into the following loan agreement with Farm Credit (dollars in thousands):

Issuer	Date of Issuance	Amount(1)	Maturity Date	Principal Amortization	Interest Rate Terms(2)
Farm Credit West	4/11/2018	$1,473	5/1/2038	20.5 years	4.99%, fixed through April 30, 2023 (variable thereafter)
Farm Credit FL	7/12/2018	16,850	8/1/2043	25.0 years	5.38%, fixed through July 31, 2025 (variable thereafter)
Farm Credit FL	7/17/2018	5,560	8/1/2043	25.0 years	5.38%, fixed through July 31, 2025 (variable thereafter)
SWGA Farm Credit	9/6/2018	1,560	10/1/2043	25.0 years	5.06%, fixed through October 1, 2023 (variable thereafter)

(1)	Proceeds from these notes were used for the acquisitions of new farms and to repay existing indebtedness.

(2)	Stated rate is before interest patronage, as described below.
The following table summarizes, in the aggregate, the pertinent terms of the loans outstanding from Farm Credit (collectively, the “Farm Credit Notes Payable”) as of September 30, 2018 (dollars in thousands, except for footnotes):

Issuer	No. of Loans Outstanding	Dates of Issuance	Maturity Dates	Principal Outstanding	Stated Interest Rate(1)
Farm Credit CFL	7	9/19/2014 – 7/13/2017	6/1/2020 – 10/1/2040	$24,103	4.29%	(2)
Farm Credit West	5	4/4/2016 – 4/11/2018	5/1/2037 – 11/1/2041	25,332	4.08%	(3)
CF Farm Credit	1	6/14/2017	7/1/2022	1,270	4.41%	(4)
Farm Credit FL	3	8/9/2017 – 7/17/2018	3/1/2037 – 8/1/2043	28,042	5.24%	(5)
NW Farm Credit	1	9/8/2017	9/1/2024	5,281	4.41%	(6)
SWGA Farm Credit	1	9/6/2018	10/1/2043	1,560	5.06%	(7)
Total	18			$85,588

(1)	Represents the weighted-average, blended rate (before interest patronage, as discussed below) on the respective borrowings as of September 30, 2018.

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

(7)	To date, no interest patronage has been received or recorded for this loan, as it was not outstanding during 2017.
Interest patronage, or refunded interest, on our borrowings from the various Farm Credit associations is generally recorded upon receipt and is included in Other income on our Condensed Consolidated Statements of Operations. Receipt of interest patronage typically occurs in the first half of the calendar year following the year in which the respective interest payments are made.
As of September 30, 2018, we were in compliance with all covenants applicable to the Farm Credit Notes Payable.
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
During the nine months ended September 30, 2018, we issued four bonds, the terms of which are summarized in the table below (dollars in thousands):

Date of Issuance	Gross Proceeds(1)		Maturity Dates	Principal Amortization	Interest Rate Terms
3/13/2018	$1,260		3/13/2028	None	4.47%, fixed throughout its term
7/30/2018	10,356	(2)	7/24/2025	None	4.45%, fixed throughout its term
8/17/2018	7,050	(2)	8/17/2021	None	4.06%, fixed throughout its term
9/13/2018	4,110		9/13/2028	96.9 years	4.57%, fixed throughout its term

(1)	Except as noted, proceeds from these bonds were used to repay existing indebtedness and for the acquisitions of new farms.

(2)
Proceeds from the issuance of these bonds were used to repay three bonds totaling approximately $16 million that matured during the three months ended September 30, 2018. The additional proceeds received of approximately $1.4 million were a result of appreciation in value of the underlying collateral since the time of the original bond issuances and were used for general corporate purposes.

The following table summarizes, in the aggregate, the terms of the 16 bonds outstanding under the Farmer Mac Facility as of September 30, 2018 (dollars in thousands):

Dates of Issuance	Initial Commitment		Maturity Dates	Principal Outstanding	Stated Interest Rate(1)	Undrawn Commitment
12/11/2014–9/13/2018	$125,000	(2)	12/11/2019–9/13/2028	$90,877	3.55%	$16,342	(3)

(1)	Represents the weighted-average interest rate as of September 30, 2018.

(2)	If the balance of the Farmer Mac Facility is not fully utilized by December 11, 2018, Farmer Mac has the option to be relieved of its obligations to purchase additional bonds under the facility.

(3)	As of September 30, 2018, there was no additional availability to draw under the Farmer Mac Facility, as no additional properties had been pledged as collateral.
As of September 30, 2018, we were in compliance with all covenants under the Farmer Mac Facility.
Rabo Note Payable
On October 13, 2017, in connection with the acquisition of a farm, we closed on a term loan from Rabo AgriFinance, LLC (“Rabo”). The following table summarizes the terms of our loan agreement with Rabo (the “Rabo Note Payable”) as of September 30, 2018 (dollars in thousands):

Date of Issuance	Maturity Date	Principal Outstanding	Principal Amortization	Stated Interest Rate
10/13/2017	10/1/2022	$518	25.0 years	4.59%
As of September 30, 2018, we were in compliance with all covenants under the Rabo Note Payable.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate mortgage notes and bonds payable as of September 30, 2018, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining three months ending December 31:	2018	$655
For the fiscal years ending December 31:	2019	11,626
	2020	27,084
	2021	14,928
	2022	37,191
	2023	30,680
	Thereafter	196,242
		$318,406
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

As of September 30, 2018, the aggregate fair value of our long-term, fixed-rate mortgage notes and bonds payable was approximately $302.7 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $318.4 million. The fair value of our long-term, fixed-rate mortgage notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature of the MetLife Lines of Credit and the lack of changes in market credit spreads, their aggregate fair value as of September 30, 2018, is deemed to approximate their aggregate carrying value of $0.1 million.
NOTE 5. SERIES A TERM PREFERRED STOCK
In August 2016, we completed a public offering of 6.375% Series A Cumulative Term Preferred Stock, par value $0.001 per share (the “Series A Term Preferred Stock”), at a public offering price of $25.00 per share. As a result of this offering (including the underwriters’ exercise of their option to purchase additional shares to cover over-allotments), we issued a total of 1,150,000 shares of the Series A Term Preferred Stock for gross proceeds of approximately $28.8 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $27.6 million. The Series A Term Preferred Stock is traded under the ticker symbol “LANDP” on Nasdaq.
Generally, we were not permitted to redeem shares of the Series A Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. Beginning on September 30, 2018, we were permitted to redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption. The shares of the Series A Term Preferred Stock have a mandatory redemption date of September 30, 2021, and are not convertible into our common stock or any other securities. As of September 30, 2018, no shares of Series A Term Preferred Stock have been redeemed.
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
As of September 30, 2018, the fair value of our Series A Term Preferred Stock was approximately $29.6 million, as compared to the carrying value (exclusive of unamortized offering costs) of $28.8 million. The fair value of our Series A Term Preferred Stock is valued using Level 1 inputs under the hierarchy established by ASC 820-10, “Fair Value Measurements and Disclosures,” and is calculated based on the closing per-share price as of September 30, 2018, of $25.75.
For information on the dividends declared by our Board of Directors and paid by us on the Series A Term Preferred Stock during the nine months ended September 30, 2018 and 2017, see Note 7, “Equity—Distributions.”
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
Capital Gains Fee
A capital gains-based incentive fee will be calculated and payable in arrears at the end of each fiscal year (or upon termination of the Amended Advisory Agreement). The capital gains fee shall equal: (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses, minus (ii) any aggregate capital gains fees paid in prior periods. For purposes of this calculation, realized capital gains and losses will be calculated as (x) the sales price of the property, minus (y) any costs to sell the property and the then-current gross value of the property (which includes the property’s original acquisition price plus any subsequent, non-reimbursed capital improvements). At the end of each fiscal year, if this figure is negative, no capital gains fee shall be paid. Our sale of Oregon Trail during the three months ended September 30, 2018 (see Note 3, “Real Estate and Intangible Assets—Significant Existing Real Estate Activity—Property Dispositions—Property Sale”), resulted in our Adviser earning a capital gains fee of approximately $778,000, which was the first capital gains fee recorded by us since our inception. However, during the three months ended September 30, 2018, our Adviser granted us a non-contractual, unconditional, and irrevocable waiver equal to the full amount of the capital gains fee earned to be applied as a credit against the full fee.
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
TRS Lease Assumption
On October 17, 2017, the then-existing lease on one of our California farms was assigned by the tenant to Land Advisers (the “TRS Lease Assumption”). The lease assigned to Land Advisers, as amended, expired on July 31, 2018, and effective August 1, 2018, this farm was leased to a new, unrelated third-party tenant under a 10-year lease.
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
Through September 30, 2018, our Adviser had incurred approximately $207,000 of costs related to services provided to Land Advisers (approximately $44,000 and $136,000 of which were incurred during the three and nine months ended September 30, 2018, respectively). Such costs, while payable by Land Advisers, were initially accumulated and deferred (included within Crop inventory on the accompanying Condensed Consolidated Balance Sheets) and then allocated to costs of sales as the related crops were harvested and sold. During the three and nine months ended September 30, 2018, approximately $15,000 and $176,000, respectively, of the total accumulated costs incurred by our Adviser was allocated to the costs of crops sold and is included within Management Fee on the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018. The remaining accumulated costs incurred by our Adviser of approximately $31,000 was allocated to harvested but unsold crops held within crop inventory, the market value of which was written down to zero during the nine months ended September 30, 2018. As such, all costs allocated to these crops (including the $31,000 incurred by our Adviser) were included within Loss on write-down of crop inventory on the accompanying Condensed Consolidated Statement of Operations. See Note 2, “Summary of Significant Accounting Policies—Crop Inventory and Crop Sales—Crop Inventory,” for further discussion on the write-down of our crop inventory. In addition, during the three months ended September 30, 2018, our Adviser granted Land Advisers a non-contractual, unconditional, and irrevocable waiver of approximately $16,000 to be applied as a credit against a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement.
TRS Administration Fee Allocation
Under to the TRS Administration Fee Allocation, a portion of the fee owed by us to our Administrator under the Administration Agreement is allocated to Land Advisers based on the percentage of each employee’s time devoted to matters related to Land Advisers in relation to the total time such employees devoted to the Company.
During the three and nine months ended September 30, 2018, approximately $18,000 and $48,000, respectively, of the administration fee that would have otherwise been owed by us to our Administrator was allocated to Land Advisers. This administration fee is payable by Land Advisers and is included within Administration Fee on the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018.
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
Financing Arrangement Agreement
We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing financing on our properties. Depending on the size of the financing obtained, the maximum amount of the financing fee, which will be payable upon closing of the respective financing, will range from 0.5% to 1.0% of the amount of financing obtained. The amount of the financing fee may be reduced or eliminated as determined by us and Gladstone Securities after taking into consideration various factors, including, but not limited to, the involvement of any unrelated third-party brokers and general market conditions. We paid total financing fees to Gladstone Securities of approximately $57,000 and $59,000 during the three and nine months ended September 30, 2018, respectively, and approximately $28,000 and $30,000 during the three and nine months ended September 30, 2017, respectively. Through September 30, 2018, the total amount of financing fees paid to Gladstone Securities represented approximately 0.12% of the total financings secured since the Financing Arrangement Agreement has been in place.

Dealer-Manager Agreement
On January 10, 2018, we entered into a dealer-manager agreement, which was amended and restated on May 31, 2018 (the “Dealer-Manager Agreement”), with Gladstone Securities, whereby Gladstone Securities serves as our exclusive dealer-manager in connection with the Primary Offering of our Series B Preferred Stock (each as defined in Note 7, “Equity—Series B Preferred Stock”). Under the Dealer-Manager Agreement, Gladstone Securities provides certain sales, promotional, and marketing services to us in connection with the offering of the Series B Preferred Stock, and we generally will pay Gladstone Securities: (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series B Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer-manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the Primary Offering (the “Dealer-Manager Fee”).  Gladstone Securities may, in its sole discretion, remit all or a portion of the Selling Commissions and may also reallow all or a portion of the Dealer-Manager Fees to participating broker-dealers and wholesalers in support of the Primary Offering. The terms of the Dealer-Manager Agreement were approved by our board of directors, including all of its independent directors. During the three and nine months ended September 30, 2018, we paid total selling commissions and dealer-manager fees to Gladstone Securities in connection with sales of the Series B Preferred Stock of approximately $890,000 and $940,000, respectively (of which approximately $843,000 and $890,000, respectively, were then remitted by Gladstone Securities to unrelated third-parties involved in the offering, including participating broker-dealers and wholesalers). Such fees are netted against the gross proceeds received from sales of the Series B Preferred Stock and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheet.
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018		2017	2018		2017
Base management fee(1)(2)	$690	(3)	$523	$2,102	(3)	$1,446
Incentive fee(1)(2)	—		261	—		688
Capital gains fee(1)(2)	778		—	778		—
Credits from non-contractual, unconditional, and irrevocable waiver granted by Adviser’s board of directors(2)	(796)		(54)	(970)		(54)
Total fees to our Adviser	$672		$730	$1,910		$2,080

Administration fee(1)(2)	$387	(4)	$211	$935	(4)	$656

Selling commissions and dealer-manager fees(1)(5)	$890		$—	$940		$—
Financing fees(1)(6)	57		28	59		30
Total fees to Gladstone Securities	$947		$28	$999		$30

(1)	Pursuant to the agreements with the respective related-party entities, as discussed above.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

(3)
Includes the allocation of approximately $94,000 and $176,000 of the total accumulated costs incurred by our Adviser as a result of the crops harvested and sold on the farm operated by Land Advisers during the three and nine months ended September 30, 2018, respectively, as further described above under “TRS Expense Sharing Agreement.” Excludes an additional $3,000 and $31,000 of accumulated costs incurred by our Adviser during the three and nine months ended September 30, 2018, respectively, pursuant to the TRS Expense Sharing Agreement. Such costs were allocated to crop inventory that was written down to zero during the nine months ended September 30, 2018, and are included within Loss on write-down of inventory on the accompanying Condensed Consolidated Statements of Operations (as discussed in more detail under “TRS Fee Arrangements—TRS Expense Sharing Agreement” above).

(4)
Includes the portion of administration fee that was allocated to Land Advisers (approximately $18,000 and $48,000 for each of the three and nine months ended September 30, 2018, respectively), as further described above under “TRS Administration Fee Allocation.”

(5)
Included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheet. Gladstone Securities remitted approximately $843,000 and $890,000 of these fees to unrelated third-parties involved in the offering (including participating broker-dealers and wholesalers) during the three and nine months ended September 30, 2018, respectively.

(6)	Included within Mortgage notes and bonds payable, net on the Condensed Consolidated Balance Sheets and amortized into Interest expense on the Condensed Consolidated Statements of Operations.
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of September 30, 2018, and December 31, 2017, were as follows (dollars in thousands):

	September 30, 2018		December 31, 2017
Management fee	$693	(1)	$666
Capital gains fee	778		—
Credits to fees(2)	(796)		—
Other(3)	9		16
Total due to Adviser	684		682
Administration fee	340	(4)	258
Total due to Administrator	340		258
Total due to related parties(5)	$1,024		$940

(1)	Includes approximately $18,000 owed by Land Advisers to our Advisor, pursuant to the TRS Expense Sharing Agreement, as discussed above.

(2)
The credit received from our Adviser during three months ended September 30, 2018, was granted as a non-contractual, unconditional, and irrevocable waiver to be applied as a credit against the following: (i) the portion of base management fee attributable to our Series B Preferred Stock (as defined in Note 7, “Equity,” and which is included within Total Equity); (ii) the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement, as discussed above; and (iii) the capital gains fee earned by our Adviser.

(3)
Other fees due to or from related parties primarily relate to miscellaneous general and administrative expenses either paid by our Adviser or Administrator on our behalf or by us on our Adviser’s or Administrator’s behalf.

(4)	Includes approximately $18.308 owed by Land Advisers to our Administrator, in accordance with the TRS Administration Fee Allocation, as discussed above.

(5)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.
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
Stockholders’ Equity
As of September 30, 2018, there were 6,500,000 shares of Series B Preferred Stock (as defined below), par value $0.001 per share, authorized, with 393,048 shares issued and outstanding worth an aggregate liquidation value of approximately $9.8 million; and 91,500,000 shares of common stock, par value $0.001 per share, authorized, with 16,070,616 shares issued and outstanding. As of December 31, 2017, there were 98,000,000 shares of common stock, par value $0.001 per share, authorized, with 13,791,574 shares issued and outstanding.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of September 30, 2018, and December 31, 2017, we owned approximately 96.0% and 93.2%, respectively, of the outstanding OP Units.
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
During the three and nine months ended September 30, 2018, 46,544 and 337,226 OP Units, respectively, were tendered for redemption. During the three months ended September 30, 2018, we issued 46,544 shares of common stock in exchange for 46,544 OP Units. During the nine months ended September 30, 2018, we issued 297,811 shares of common stock in exchange for 297,811 OP Units, and we satisfied the redemption of the remaining 39,415 OP Units with a cash payment of approximately $521,000 (approximately $13.21 per OP Unit).
Regardless of the rights described above, the Operating Partnership will not have an obligation to issue cash to a unitholder upon a redemption request if the Company elects to redeem the OP Units in exchange for shares of its common stock.  When a non-Company unitholder redeems an OP Unit, non-controlling interest in the Operating Partnership is reduced, and stockholders’ equity is increased.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.
As of September 30, 2018, and December 31, 2017, there were 670,879 and 1,008,105 OP Units held by non-controlling limited partners outstanding, respectively. As of September 30, 2018, all of the outstanding 670,879 OP Units were eligible to be tendered for redemption.
Registration Statement
On March 30, 2017, we filed a universal registration statement on Form S-3 (File No. 333-217042) with the SEC (the “2017 Registration Statement”) to replace our previous registration statement, which expired on April 1, 2017. The 2017 Registration Statement, which was declared effective by the SEC on April 12, 2017, permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through September 30, 2018, we have issued a total of 3,675,306 shares of common stock (excluding 544,686 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $45.8 million, and 393,048 shares of Series B Preferred Stock (as defined below) for gross proceeds of approximately $9.8 million under the 2017 Registration Statement.
2018 Equity Issuances
Series B Preferred Stock
On January 10, 2018, we filed a prospectus supplement with the SEC for a continuous public offering of 6.00% Series B Cumulative Redeemable Preferred Stock, which terminated on May 31, 2018, with no shares being sold. On May 31, 2018, we filed a new prospectus supplement with the SEC for a continuous public offering of up to 6,000,000 shares (the “Primary Offering”) of our newly-designated 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million and net proceeds, after deducting dealer-manager fees, selling commissions, and estimated expenses of the offering payable by us, of up to approximately $131.3 million, assuming all shares of the Series B Preferred Stock are sold in the Primary Offering. The Series B Preferred Stock is being offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, the dealer-manager for the Primary Offering. See “Gladstone Securities—Dealer-Manager Agreement” in Note 6, “Related Party Transactions,” for a discussion of the fees and commissions to be paid to Gladstone Securities in connection with the offering of the Series B Preferred Stock.
During the nine months ended September 30, 2018, we completed the sale of 393,048 shares of the Series B Preferred Stock for gross proceeds of approximately $9.8 million and net proceeds (after deducting selling commissions and dealer-manager fees borne by us) of approximately $8.8 million. As of September 30, 2018, excluding selling commissions and dealer-manager fees, we have incurred approximately $576,000 of total costs related to this offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Condensed Consolidated Balance Sheet) and are applied against the gross proceeds received from the offering through additional paid-in capital as shares of the Series B Preferred Stock are sold. See Note 10, “Subsequent Events,” for sales of Series B Preferred Stock completed subsequent to September 30, 2018.
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
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements,” or our “Sales Agreements”) with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). During the nine months ended September 30, 2018, we issued and sold 716,231 shares of our common stock at an average sales price of $12.90 per share under the ATM Program for gross proceeds of approximately $9.2 million and net proceeds of approximately $9.1 million. Through September 30, 2018, we have issued and sold a total of 1,324,867 shares of our common stock at an average sales price of $12.83 per share for gross proceeds of approximately $17.0 million and net proceeds of approximately $16.7 million.
Distributions
The distributions to preferred and common stockholders declared by our Board of Directors and paid by us (except as noted) during the nine months ended September 30, 2018 and 2017 are reflected in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Issuance	2018	2017	2018	2017
Series A Term Preferred Stock(1)	$0.3984375	$0.3984375	$1.1953125	$1.1953125
Series B Preferred Stock(2)	0.375	—	0.500	—
Common Stock(3)	0.13305	0.13200	0.39870	0.39150

(1)	Treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations.

(2)
Of the dividends declared on the Series B Preferred Stock by our Board of Directors on July 10, 2018, approximately $49,000 was paid by us (as scheduled) on October 5, 2018. The resulting dividend payable is included within Accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2018.

(3)	The same amounts were paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with a lease amendment we executed on one of our Oregon farms in May 2017, we committed to providing up to $1.8 million of capital for anticipated improvements on the farm, including irrigation upgrades and the planting of new blueberry bushes, which improvements are expected to be completed by December 31, 2020. As stipulated in the lease amendment, we will begin earning additional rent on the cost of the improvements as the funds are disbursed by us at an initial annual rate of 6.5%, which rate is subject to annual escalations and market resets. As of September 30, 2018, we have expended or accrued approximately $921,000 related to this project.
In connection with the lease we executed upon our acquisition of our two North Carolina farms in June 2017, we committed to providing up to $300,000 of capital to support additional plantings and infrastructure on the farm, which improvements are expected to be completed by June 30, 2019. As stipulated in the lease agreement, we will earn additional rent on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year’s minimum cash rent per the lease). As of September 30, 2018, we have expended or accrued approximately $166,000 related to this project.
In connection with the follow-on lease we executed upon our acquisition of a 1,884-acre farm in Florida in August 2017 (which had a commencement date of February 24, 2018), and as amended on March 23, 2018, we committed to providing up to $2.5 million of capital for certain irrigation improvements on the farm, which improvements are expected to be completed by December 31, 2018. As stipulated in the follow-on lease agreement, we will earn additional rent on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year’s minimum cash rent per the lease). As of September 30, 2018, we have expended or accrued substantially all of the $2.5 million commitment related to this project.
In connection with the lease we executed upon our acquisition of a 361-acre farm in California in August 2017, we committed to providing up to $4.0 million of capital to fund the development of additional vineyard acreage on the farm, which development is expected to be completed by March 31, 2020. As stipulated in the lease agreement, we will earn additional rent on the total cost of the improvements as the funds are disbursed by us at an initial annual rate of 6.0%, which is subject to annual escalations. As of September 30, 2018, we have expended or accrued approximately $1.0 million related to this project.
In connection with a lease amendment we executed on one of our Oregon farms in May 2018, we committed to providing up to approximately $250,000 of capital for certain irrigation improvements on the farm, which are expected to be completed by June 30, 2019. As a result of this project, the lease amendment provides for additional, fixed rental payments that are subject to annual escalations. As of September 30, 2018, we have expended or accrued approximately $31,000 related to this project.
In connection with a new lease we executed on one of our California farms in June 2018, we committed to providing capital for certain irrigation improvements on the farm. These improvements are expected to cost approximately $425,000and are expected to be completed by December 31, 2019. To date, we have not expended or accrued anything related to this project.
In connection with the lease we executed upon our acquisition of five farms totaling 5,630 acres in Collier and Hendry Counties, Florida, in July 2018, we committed to providing up to $2.0 million of capital for certain irrigation improvements on the farms throughout the term of the lease, which expires on June 30, 2025. While no specific plans for such improvements have been developed yet, if and when any capital is deployed by us, as stipulated in the lease agreement, we will earn additional rent on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year’s minimum cash rent per the lease). To date, we have not expended or accrued anything related to this project.
In connection with a new lease we executed on one of our California farms in July 2018 (which lease commenced on November 1, 2018), we committed to providing up to $75,000 of capital for certain irrigation improvements on the farm, which are expected to be completed by December 31, 2018. As of September 30, 2018, we have not expended or accrued any costs related to this project.
Ground Lease Obligations
In connection with two farms acquired on June 1, 2017, through a leasehold interest, we assumed two ground leases under which we are the lessee (with the State of Arizona as the lessor). During the three and nine months ended September 30, 2018, we recorded approximately $12,000 and $36,000, respectively, of lease expense (included as part of Property operating expenses on the accompanying Condensed Consolidated Statement of Operations) as a result of these ground leases. Future minimum lease payments due under the terms of these leases as of September 30, 2018, are as follows (dollars in thousands):

Period		Estimated Minimum Lease Payments Due(1)
For the remaining three months ending December 31:	2018	$—
For the fiscal years ending December 31:	2019	47
	2020	47
	2021	47
	2022	30
	2023	30
	Thereafter	31
		$232

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
NOTE 9. EARNINGS (LOSS) PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2018 and 2017, computed using the weighted average number of shares outstanding during the respective periods. Net income (loss) figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings (loss) per share calculation, as there would be no effect on the amounts since the non-controlling limited partners’ share of income (loss) would also be added back to net income (loss).

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per-share amounts)
Net income (loss) attributable to common stockholders	$5,593	$(221)	$3,551	$158
Weighted average shares of common shares outstanding – basic and diluted	16,057,957	12,271,925	15,181,760	11,512,968
Earnings (loss) per common share – basic and diluted	$0.35	$(0.02)	$0.23	$0.01
The weighted-average number of OP Units held by non-controlling limited partners was 683,527 and 857,041, for the three and nine months ended September 30, 2018, respectively, and 1,444,435 and 1,447,633 for each of the three and nine months ended September 30, 2017, respectively.
NOTE 10. SUBSEQUENT EVENTS
Acquisition Activity
On November 1, 2018, we acquired a 951-acre farm in Madera County, California (“Sunnyside Avenue”), growing figs and pistachios for $23.0 million. At closing, we entered into an 8-year, triple-net lease agreement with the current tenant on the farm that also includes two, 5-year extension options. The lease, which consists of a fixed cash rent component plus a variable rent component based on the gross crop revenues earned on the farm, provides for minimum annualized, straight-line rents of approximately $1.2 million. We will account for this acquisition as an asset acquisition in accordance with ASC 360.
Leasing Activity
On October 15, 2018, the tenant on our 119-acre farm in Van Buren County, Michigan, informed us of its intent to vacate the premises, effective October 31, 2018. While the tenant was current in its rental payments through the date of his vacating the premises, the lease was originally scheduled to expire on April 20, 2020. We are currently in discussions with other potential tenants to operate the farm, and we are also exploring other options to recover the lost rental income that may be available to us. During the three and nine months ended September 30, 2018, we recorded rental income related to this property of approximately $28,000 and 85,000, respectively (including approximately $7,000 and $20,000 respectively, of accretion attributable to tenant-funded improvements on the property recorded in prior years).
In October 2018, we reached an agreement with the current tenant on our 61-acre farm in Hillsborough County, Florida, to terminate the lease (which was originally scheduled to expire on June 30, 2020) as of June 30, 2018, and entered into a new, one-year lease with a new tenant. The new lease, which commenced on July 1, 2018, and expires on June 30, 2019, provides for minimum straight line rent of 15,000, which represents a decrease of approximately $56,000 (approximately 78.8%) from that of the prior lease (before its termination).
Our lease on three farms in Van Buren County, Michigan, totaling 151 acres expired on November 4, 2018. We have reached an agreement with the current tenant to extend the term of the lease for an additional three years (through November 4, 2021) and amend the rental terms, which will result in a reduction in the minimum, straight-line rents in exchange for adding in a variable rent component based on the gross crop revenues earned on the farm over a certain threshold.
Financing Activity
In connection with the acquisition of Sunnyside Avenue, on November 1, 2018, we entered into a new loan agreement with Farm Credit West for $13.8 million. The loan is scheduled to mature on November 1, 2043, and will bear interest (before interest patronage) at a fixed rate of 5.61% per annum through October 31, 2028, thereafter converting to a variable rate unless another fixed rate is established. Gladstone Securities earned a financing fee of approximately $17,000 in connection with securing this financing.
Equity Activity
Sales of Series B Preferred Stock
Subsequent to September 30, 2018, through the date of this filing, we have sold 199,353 shares of the Series B Preferred Stock for gross proceeds of approximately $5.0 million and net proceeds of approximately $4.5 million. Total selling commissions and dealer-manager fees earned by Gladstone Securities as a result of these sales were approximately $484,000 (of which approximately $459,000 was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers).
Distributions
On October 9, 2018, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series A Term Preferred Stock:	October 19, 2018	October 31, 2018	$0.1328125
	November 20, 2018	November 30, 2018	0.1328125
	December 20, 2018	December 31, 2018	0.1328125
Total Series A Term Preferred Stock Distributions:			$0.3984375

Series B Preferred Stock:	October 23, 2018	October 31, 2018	$0.125
	November 20, 2018	November 30, 2018	0.125
	December 26, 2018	January 3, 2019	0.125
Total Series B Preferred Stock Distributions:			$0.375

Common Stock:	October 19, 2018	October 31, 2018	$0.04440
	November 20, 2018	November 30, 2018	0.04440
	December 20, 2018	December 31, 2018	0.04440
Total Common Stock Distributions:			$0.13320
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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 83 farms comprised of 68,777 acres across 9 states in the U.S. (Arizona, California, Colorado, Florida, Michigan, Nebraska, North Carolina, Oregon, and Washington). We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
We conduct substantially all of our activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, approximately 96.0% of the units of limited partnership interest in the Operating Partnership (“OP Units”). In addition, we have elected for Gladstone Land Advisers, Inc. (“Land Advisers”), a wholly-owned subsidiary of ours, to be treated as a taxable REIT subsidiary (“TRS”).
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits, and general expenses.
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 83 farms leased to 56 different, unrelated tenants. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also diversified our portfolio into farmland suitable for other crop types, including permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes) and certain commodity crops (e.g., beans and corn). The following table summarizes the different sources of revenues for our properties owned and with leases in place as of and for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	As of and For the				As of and For the				Annualized Straight-line Rent as of
	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017				September 30, 2018(1)
Revenue Source	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Rental Revenue	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
Annual, biennial, and short-lived perennial crops – fresh produce(2)	17,346	32.2%	$11,221	52.6%	14,935	30.1%	$10,926	59.7%	$16,558	55.8%
Annual, biennial, and short-lived perennial crops – commodity crops(3)	30,137	56.0%	2,895	13.6%	28,851	58.1%	2,645	14.4%	4,118	13.9%
Subtotal – Total annual, biennial, and short-lived perennial crops	47,483	88.2%	14,116	66.2%	43,786	88.2%	13,571	74.1%	20,676	69.7%
Permanent (long-lived perennial) crops(4)	6,361	11.8%	5,823	27.3%	5,881	11.8%	3,272	17.9%	7,111	24.0%
Subtotal – Total crops	53,844	100.0%	19,939	93.5%	49,667	100.0%	16,843	92.0%	27,787	93.7%
Facilities and other(5)	—	—	1,394	6.5%	—	—	1,459	8.0%	1,870	6.3%
Total	53,844	100.0%	$21,333	100.0%	49,667	100.0%	$18,302	100.0%	$29,657	100.0%

(1)	Annualized straight-line rent amount is based on the minimum rental payments guaranteed under the lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(2)
Includes certain berries and other fruits, such as melons, raspberries, and strawberries; legumes, such as peanuts; and vegetables, such as arugula, broccoli, cabbage, carrots, celery, cilantro, cucumbers, edamame, green beans, kale, lettuce, mint, onions, peas, peppers, potatoes, radicchio, spinach, and tomatoes.

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

The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations of our properties owned and with leases in place as of and for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	As of and For the				As of and For the				Annualized Straight- line Rent as of
	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017				September 30, 2018(1)
State	Total Acres	% of Total Acres	Total Rental Revenue	% of Total Rental Revenue	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
California(2)	8,435	12.4%	$9,880	46.3%	7,921	12.8%	$8,749	47.8%	$13,251	44.7%
Florida	17,184	25.3%	5,790	27.1%	11,225	18.2%	4,839	26.5%	9,406	31.7%
Colorado	31,448	46.4%	2,057	9.7%	30,170	48.8%	2,018	11.0%	2,743	9.3%
Arizona	6,280	9.3%	1,425	6.7%	6,280	10.2%	1,114	6.1%	2,152	7.3%
Oregon	418	0.6%	765	3.6%	2,313	3.7%	887	4.8%	511	1.7%
Washington	746	1.1%	596	2.8%	746	1.2%	31	0.2%	484	1.6%
Nebraska	2,559	3.8%	435	2.0%	2,559	4.2%	435	2.4%	580	2.0%
Michigan	446	0.7%	270	1.3%	270	0.4%	187	1.0%	399	1.3%
North Carolina	310	0.4%	115	0.5%	310	0.5%	42	0.2%	131	0.4%
	67,826	100.0%	$21,333	100.0%	61,794	100.0%	$18,302	100.0%	$29,657	100.0%

(1)	Annualized straight-line amount is based on the minimum rental payments guaranteed under the lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(2)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across four of these growing regions.

Leases
General
Most of our leases are on a triple-net basis (an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs (including drought insurance if we were to acquire properties that depend upon rainwater for irrigation), maintenance, and other operating costs) and generally have original terms ranging from 3 to 10 years for farms growing row crops and 5 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, and such rent amount is typically subject to certain periodic escalation clauses provided for within the lease. Currently, excluding 2 farms that are vacant, our farms are leased under agricultural leases with original terms ranging from 1 to 20 years, with 56 farms leased on a pure, triple-net basis, 23 farms leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), and 2 farms leased on a gross basis (with the landlord responsible for the related property taxes, insurance, and maintenance on the property). Additionally, 19 of our farms are leased under agreements that include a variable rent component based on the gross revenues earned on the respective farms.
Lease Expirations
Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the properties owned and with leases in place as of September 30, 2018 (dollars in thousands):

Year	Number of Expiring Leases		Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Nine Months Ended September 30, 2018	% of Total Rental Revenue
2018	5	(1)	3,949	5.8%	$703	3.3%
2019	7	(2)	1,979	2.9%	493	2.3%
2020	10	(3)	28,774	42.4%	5,096	23.9%
2021	6		8,396	12.4%	1,768	8.3%
2022	2		269	0.4%	520	2.4%
2023	5		5,151	7.6%	3,602	16.9%
Thereafter	24		19,147	28.2%	8,739	41.0%
Other(4)	—		161	0.3%	412	1.9%
Totals	59		67,826	100.0%	$21,333	100.0%

(1)
Includes one oil and gas lease that continues on a year-to-year basis, for which we recorded rental revenue of approximately $8,000 and $24,000 during the three and nine months ended September 30, 2018, respectively, and one agricultural lease that was extended for an additional three years (through November 4, 2021) subsequent to September 30, 2018 (see “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity” below for further discussion on this and other recent leasing activity).

(2)
Includes one communications services lease and one residential lease, for which we recorded aggregate rental revenues of approximately $3,000 and $9,000 during the three and nine months ended September 30, 2018, respectively.

(3)
Includes one agricultural lease originally scheduled to expire on April 20, 2020 for which the tenant notified us subsequent to September 30, 2018, of its intent to vacate the property effective October 31, 2018. We recorded rental revenue of approximately $28,000 and 85,000 during the three and nine months ended September 30, 2018, respectively (including approximately $7,000 and $20,000, respectively, of accretion attributable to tenant-funded improvements on the property recorded in prior years).

(4)
Includes one farm that is currently vacant, for which we recorded rental revenue of approximately $7,000 and $11,000 during the three and nine months ended September 30, 2018, respectively, and one farm that was sold during the three months ended September 30, 2018, for which we recorded rental revenue of approximately $19,000 and $401,000 during the three and nine months ended September 30, 2018, respectively, prior to its sale.

We currently have four agricultural leases scheduled to expire within the next six months. We are currently in negotiations with the existing tenants on each of these farms, as well as other potential tenants, and we anticipate being able to renew each of the leases at their respective current market rental rates without incurring any downtime on any of the farms. In addition, we have two properties that are currently vacant: (i) a 161-acre farm in California, on which we anticipate executing a new, long-term lease during the three months ending December 31, 2018; and (ii) a 119-acre farm in Michigan, on which the tenant notified us subsequent to September 30, 2018, of his intent to vacate the premises, effective October 31, 2018. We are currently in discussions with other potential tenants to operate the farm in Michigan, and we are also exploring options to recover the lost rental income that may be available to us. Regarding all upcoming lease expirations and current vacancies, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since July 1, 2018, through the date of this filing, we have acquired nine farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Owl Hammock	Collier & Hendry, FL	7/12/2018	5,630	5	Vegetables and Melons	7.0 years	2 (5 years)	$37,350	$192	$2,148
Plantation Road	Jackson, FL	9/6/2018	574	1	Peanuts and Melons	2.3 years	None	2,600	35	142
Flint Avenue	Kings, CA	9/13/2018	194	2	Cherries	15.3 years	1 (5 years)	6,850	58	523
Sunnyside Ave	Madera, CA	11/1/2018	951	1	Figs and Pistachios	8.0 years	2 (5 years)	23,000	26	1,238
			7,349	9				$69,800	$311	$4,051

(1)
Acquisitions were accounted for as asset acquisitions in accordance with Accounting Standards Codification 360, “Property, Plant, and Equipment.” As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired. The figures above represent only costs paid or accrued for as of the date of this filing.

(2)	Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.
Existing Properties
Property Sale
On July 10, 2018, we completed the sale of our 1,895-acre farm in Morrow County, Oregon (“Oregon Trail”), to the existing tenant for $20.5 million. Including closing costs and the write-off of a deferred rent asset balance of approximately $154,000, we recognized a net gain on the sale of approximately $6.4 million, which is recorded in Gain (loss) on dispositions of real estate assets, net on the accompanying Condensed Consolidated Statements of Operations. Proceeds from this sale were used to acquire Owl Hammock (as described above) as part of a like-kind exchange under Section 1031 of the Code.
Leasing Activity
Since July 1, 2018, we have had the following leasing activity on our existing properties:

◦
On August 28, 2018, we reached an agreement with the current tenant on our 72-acre farm in Santa Cruz, California, to terminate the lease (which was originally scheduled to expire on October 31, 2020) on October 31, 2018, and simultaneously entered into a new, 10-year lease with a new, unrelated third-party tenant. The new lease commenced on November 1, 2018, and provides for annualized minimum straight-line rent of approximately $200,000, which represents an increase of approximately $41,000 (approximately 26.0%) over that of the prior lease.

◦
On August 30, 2018, we amended the lease on our 164-acre farm in Ventura County, California, to exclude certain hillside acreage from the lease. The amendment resulted in a decrease in annualized minimum straight-line rent of approximately $62,000 (approximately 16.2%) from that of the original lease.

◦
In October 2018, we reached an agreement with the current tenant on our 61-acre farm in Hillsborough County, Florida, to terminate the lease (which was originally scheduled to expire on June 30, 2020) as of June 30, 2018, and entered into a new, one-year lease with a new tenant. The new lease, which commenced on July 1, 2018, and expires on June 30, 2019, provides for minimum straight line rent of 15,000 which represents a decrease of approximately $56,000 (approximately 78.8%) from that of the prior lease (before its termination).

◦
Our lease on three farms in Van Buren County, Michigan, totaling 151 acres expired on November 4, 2018, and we have reached an agreement with the current tenant to extend the term of the lease for an additional three years (through November 4, 2021) and amend the rental terms. The new lease is expected to provide for annualized minimum, straight-line rents of approximately $56,000, which represents a decrease of approximately $76,000 (approximately 57.4%) from that of the prior lease; however, the new lease is also expected to provide for a variable rent component based on the gross crop revenues earned on the farm over a certain threshold. In addition, we anticipate committing to provide up to $100,000 of total capital for certain improvements to the blueberry bushes and irrigation systems on the farm.

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
During the three and nine months ended September 30, 2018, revenues from the sale of harvested crops were approximately $2,000 and $7.3 million, respectively, and costs allocated to these sales totaled approximately $175,000 and $7.7 million, respectively (excluding the allocation of a fee earned by our Adviser from Land Advisers of approximately $15,000 and $176,000, respectively, which is included within Management fee on the accompanying Condensed Consolidated Statement of Operations). These amounts (excluding the portion of the fee earned by our Adviser from Land Advisers) are included within Other operating revenues and Other operating expenses, respectively, on the accompanying Condensed Consolidated Statement of Operations. In addition, during the nine months ended September 30, 2018, we had approximately $1.1 million of unsold crops on the farm, including approximately $31,000 of unallocated fees earned by our Adviser from Land Advisers (see Note 6, “Related-Party Transactions—TRS Fee Arrangements” within the accompanying notes to our condensed consolidated financial statements for further discussion on this fee). However, due to certain market conditions during the nine months ended September 30, 2018 (primarily the existence of bumper crops in all of the strawberry-growing regions within California), we were unable to sell all of the crops and therefore assessed the market value of such unsold crops to be zero. Accordingly, we wrote down the cost of crop inventory to its estimated net realizable value of zero and recorded a loss during the three and nine months ended September 30, 2018, of approximately $33,000 and $1.1 million, respectively (including approximately $3,000 and $31,000, respectively, of accumulated costs incurred by our Adviser that were allocated to these unsold crops (see Note 6, “Related-Party Transactions—TRS Lease Assumption—TRS Fee Arrangements—TRS Expense Sharing Agreement” within the accompanying notes to our condensed consolidated financial statements)), included within Loss on write-down of inventory on the accompanying Condensed Consolidated Statement of Operations.
During the three and nine months ended September 30, 2018, our Adviser granted Land Advisers non-contractual, unconditional, and irrevocable waivers of approximately $16,000 and $190,000, respectively, to be applied as credits against a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement (as defined in Note 6, “Related-Party Transactions—TRS Lease Assumption,” within the accompanying Notes to Condensed Consolidated Financial Statements).
The rent owed to us from Land Advisers as a result of the Assigned TRS Lease, the principal balance of the promissory note Land Advisers issued to us (and the interest owed thereon), and all such related amounts have been eliminated in consolidation, and, as a result, no rental or interest income from Land Advisers was recorded by us on the Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2018.
Financing Activity
Debt Activity
Since July 1, 2018, through the date of this filing, we have incurred the following new, long-term borrowings (dollars in thousands):

Lender(1)	Date of Issuance	Principal Amount	Maturity Date	Principal Amortization	Stated Interest Rates(2)		Interest Rate Terms(2)
Farm Credit FL	7/12/2018	$16,850	8/1/2043	25.0 years	5.38%	(3)	Fixed through July 31, 2025 (variable thereafter)
Farm Credit FL	7/17/2018	5,560	8/1/2043	25.0 years	5.38%	(3)	Fixed through July 31, 2025 (variable thereafter)
Farmer Mac	7/30/2018	10,356	7/24/2025	None	4.45%		Fixed throughout its term
Farmer Mac	8/17/2018	7,050	8/17/2021	None	4.06%		Fixed throughout its term
SWGA Farm Credit	9/6/2018	1,560	10/1/2043	25.0 years	5.06%		Fixed through October 1, 2023 (variable thereafter)
Farmer Mac	9/13/2018	4,110	9/13/2028	96.9 years	4.57%		Fixed throughout its term
Farm Credit West	11/1/2018	13,800	11/1/2043	25.0 years	5.61%	(4)	Fixed through October 31, 2028 (variable thereafter)

(1)	For further discussion on borrowings from each of these lenders, refer to Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements.

(2)	Where applicable, rate is before interest patronage, or refunded interest.

(3)
In April 2018, we received interest patronage of approximately $27,000 related to interest accrued on loans from Farm Credit FL during the year ended December 31, 2017, which resulted in a 24.6% reduction (approximately 115 basis points) to the stated interest rates on such borrowings.

(4)
In February 2018, we received interest patronage of approximately $126,000 related to interest accrued on loans from Farm Credit West during the year ended December 31, 2017, which resulted in a 19.7% reduction (approximately 75 basis points) to the stated interest rates on such borrowings.

Proceeds from these financings were used to fund new acquisitions, repay existing indebtedness, and for general corporate purposes. Gladstone Securities, LLC, (“Gladstone Securities”), an affiliate of ours, earned total financing fees of approximately $74,000 in connection with securing these financings.
Equity Activity
OP Unit Redemptions

From July 1, 2018, through the date of this filing, a total of 46,544 OP Units were tendered for redemption, and we satisfied the redemption by issuing 46,544 shares of common stock (in exchange for 46,544 of the tendered OP Units). Currently, there are 670,879 OP Units held by non-controlling limited partners outstanding and eligible to be tendered for redemption.
Series B Preferred Stock
On May 31, 2018, we filed a prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) for a continuous public offering of up to 6,000,000 shares (the “Primary Offering”) of our newly-designated 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million and net proceeds (after deducting dealer-manager fees, selling commissions, and estimated expenses of the offering payable by us) of up to approximately $131.3 million, assuming all shares of the Series B Preferred Stock are sold in the Primary Offering. The Series B Preferred Stock is being offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, LLC, our dealer-manager for the Primary Offering. Gladstone Securities, an affiliate of ours, is a privately-held broker-dealer and a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. See Note 6, “Related-Party Transactions—Dealer-Manager Agreement,” within the accompanying notes to our condensed consolidated financial statements for more details on the Dealer-Manager Agreement.
From July 1, 2018, through the date of this filing, we sold 572,121 shares of the Series B Preferred Stock for gross proceeds of approximately $14.2 million and net proceeds (after deducting selling commissions and dealer-manager fees borne by us) of approximately $12.9 million. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales were approximately $1.4 million (of which approximately $1.3 million was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers).
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
From July 1, 2018, through the date of this filing, we sold 200 shares of our common stock under the ATM Program at an average sales price of $12.75 per share for gross and net proceeds of approximately $3,000. To date, we have sold 1,324,867 shares of our common stock at an average sales price of $12.83 per share under the ATM Program for gross proceeds of approximately $17.0 million and net proceeds (after deducting offering expenses borne by us) of approximately $16.7 million.
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
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2018.

RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:

•	With regard to the comparison between the three months ended September 30, 2018 versus 2017:

◦	Same-property basis represents properties owned as of June 30, 2017, and were not vacant at any point during either period presented;

◦	Properties acquired during the prior-year period are properties acquired during the three months ended September 30, 2017;

◦
Properties acquired subsequent to prior-year period are properties acquired subsequent to September 30, 2017 (including one farm acquired during the three months ended March 31, 2018, which was purchased without a lease in place and was mostly vacant during a majority of the period); and

◦
Disposed of, vacant, or self-operated farms represent properties that were either (i) disposed of during either period presented, (ii) vacant (either wholly or partially) at any point during either period presented, or (iii) operated by a wholly-owned subsidiary of ours (in which case no rental revenue would have been recognized on our consolidated statements of operations). We did not have any vacancies on any properties included in the same-property analysis during either of the three months ended September 30, 2018 or 2017; however, we did sell one property during the three months ended September 30, 2018. In addition, one of our farms was leased to Land Advisers during a portion of the three months ended September 30, 2018.

•	With regard to the comparison between the nine months ended September 30, 2018 versus 2017:

◦	Same-property basis represents properties owned as of December 31, 2016, and were not vacant at any point during either period presented;

◦	Properties acquired during the prior-year period are properties acquired during the nine months ended September 30, 2017;

◦
Properties acquired subsequent to prior-year period are properties acquired subsequent to September 30, 2017 (including one farm acquired during the three months ended March 31, 2018, which was purchased without a lease in place and was mostly vacant during a majority of the period); and

◦
Disposed of, vacant, or self-operated farms represent properties that were either (i) disposed of during either period presented, (ii) vacant (either wholly or partially) at any point during either period presented, or (iii) operated by a wholly-owned subsidiary of ours (in which case no rental revenue would have been recognized on our consolidated statements of operations). We did not have any vacancies on any properties included in the same-property analysis during either of the nine months ended September 30, 2018 or 2017; however, we did sell one property during the three months ended September 30, 2018. In addition, one of our farms was leased to Land Advisers during the majority of the nine months ended September 30, 2018.

A comparison of our operating results for the three and nine months ended September 30, 2018 and 2017 is below (dollars in thousands):

	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
Operating revenues:
Rental revenue	$8,013	$6,561	$1,452	22.1%
Tenant recovery revenue	2	3	(1)	(33.3)%
Other operating revenues	2	—	2	NM
Total operating revenues	8,017	6,564	1,453	22.1%
Operating expenses:
Depreciation and amortization	2,374	2,051	323	15.7%
Property operating expenses	621	267	354	132.6%
Management, incentive, and capital gains fees, net of credits	672	730	(58)	(7.9)%
Administration fee	387	211	176	83.4%
General and administrative expenses	443	386	57	14.8%
Other operating expenses	175	—	175	NM
Total operating expenses, net of credits	4,672	3,645	1,027	28.2%
Operating income	3,345	2,919	426	14.6%
Other income (expense):
Other income	1	4	(3)	(75.0)%
Interest expense	(3,082)	(2,634)	(448)	17.0%
Dividends declared on Series A Term Preferred Stock	(458)	(458)	—	—%
Gain (loss) on dispositions of real estate assets, net	6,247	(78)	6,325	8,109.0%
Loss on write-down of inventory	(33)	—	(33)	NM
Total other income (expense), net	2,675	(3,166)	5,841	(184.5)%
Net income (loss)	6,020	(247)	6,267	(2,537.2)%
Net (income) loss attributable to non-controlling interests	(337)	26	(363)	(1,396.2)%
Net income (loss) attributable to the Company	5,683	(221)	5,904	(2,671.5)%
Dividends declared on Series B Preferred Stock	(90)	—	(90)	NM
Net income (loss) attributable to common stockholders	$5,593	$(221)	5,814	(2,630.8)%
NM = Not Meaningful

	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Operating revenues:
Rental revenue	$21,333	$18,302	$3,031	16.6%
Tenant recovery revenue	11	8	3	37.5%
Other operating revenues	7,313	—	7,313	NM
Total operating revenues	28,657	18,310	10,347	56.5%
Operating expenses:
Depreciation and amortization	6,805	5,123	1,682	32.8%
Property operating expenses	1,381	796	585	73.5%
Management, incentive, and capital gains fees, net of credits	1,910	2,080	(170)	(8.2)%
Administration fee	935	656	279	42.5%
General and administrative expenses	1,350	1,227	123	10.0%
Other operating expenses	7,673	—	7,673	NM
Total operating expenses, net of credits	20,054	9,882	10,172	102.9%
Operating income	8,603	8,428	175	2.1%
Other income (expense):
Other income	324	190	134	70.5%
Interest expense	(8,728)	(6,984)	(1,744)	25.0%
Dividends declared on Series A Term Preferred Stock	(1,375)	(1,375)	—	—%
Gain (loss) on dispositions of real estate assets, net	6,247	(78)	6,325	8,109.0%
Property and casualty loss	(129)	—	(129)	NM
Loss on write-down of inventory	(1,093)	—	(1,093)	NM
Total other expense, net	(4,754)	(8,247)	3,493	(42.4)%
Net income (loss)	3,849	181	3,668	2,026.5%
Net (income) loss attributable to non-controlling interests	(206)	(23)	(183)	795.7%
Net income (loss) attributable to the Company	3,643	$158	$3,485	2,205.7%
Dividends declared on Series B Preferred Stock	(92)	—	(92)	NM
Net income (loss) attributable to common stockholders	$3,551	$158	$3,393	2,147.5%
NM = Not Meaningful
Operating Revenues
Same-property Analysis (dollars in thousands)

Rental Revenues	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Same-property basis	$5,787	$5,891	$(104)	(1.8)%	$14,151	$14,142	$9	0.1%
Participation rents	889	—	889	NM	906	—	906	NM
Properties acquired during prior-year period	549	272	277	101.8%	4,848	2,979	1,869	62.7%
Properties acquired subsequent to prior-year period	658	—	658	NM	915	—	915	NM
Disposed of, vacant, or self-operated properties	130	398	(268)	(67.3)%	513	1,181	(668)	(56.6)%
	$8,013	$6,561	$1,452	22.1%	$21,333	$18,302	$3,031	16.6%
Rental revenues on a same-property basis decreased for the three months ended September 30, 2018, as compared to the prior-year period, by 1.8%. This decrease was primarily due to the renewal of certain leases at lower rental rates subsequent to June 30, 2017, partially offset by additional revenues earned on capital improvements constructed on certain properties since June 30, 2017. Rental revenues on a same-property basis for the nine months ended September 30, 2018, remained relatively flat from that of the prior-year period, as the additional revenues earned on capital improvements constructed on certain properties since December 31, 2016, were largely offset by the renewal of certain leases at lower rental rates. During the three and nine months ended September 30, 2018, we earned participation rents of approximately $889,000 and $906,000, respectively, the majority of which came from farms in the Pacific region growing permanent crops. No participation rents were earned in either of the respective prior-year periods. Rental revenues from acquired properties increased for each of the three and nine months ended September 30, 2018, as compared to the respective prior-year periods, due to the additional revenues recorded from owning the 7 and 14 farms we acquired during the three and nine months ended September 30, 2017, respectively, for the full, three- and nine-month periods ended September 30, 2018, coupled with additional revenues earned from the 12 new farms we acquired subsequent to September 30, 2017. Rental revenues from disposed of, vacant, or self-operated properties decreased for each of the three and nine months ended September 30, 2018, as compared to the respective prior-year periods, due primarily to the loss of rental income on the farm sold during the three months ended September 30, 2018, and a 169-acre farm in California that, until July 31, 2018, was being farmed by Land Advisers (revenue from rents owed to us by Land Advisers was eliminated upon consolidation).
Other Operating Revenues
Tenant recovery revenue represents real estate taxes, insurance premiums, and other property-operating expenses paid on certain of our properties that, per the respective leases, are required to be reimbursed to us by the tenant. Corresponding amounts were also recorded as property operating expenses during the period.
Other operating revenues primarily represent revenues earned from sales of harvested crops on a farm that was operated by Land Advisers from October 17, 2017, until July 31, 2018, at which time the farm was leased to a new, unrelated third-party tenant under a 10-year lease.
Operating Expenses
Same-property Analysis (dollars in thousands)

Depreciation and amortization	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Same-property basis	$1,884	$1,789	$95	5.3%	$4,317	$4,300	$17	0.4%
Properties acquired during prior-year period	305	161	144	89.4%	2,011	590	1,421	240.8%
Properties acquired subsequent to prior-year period	165	—	165	NM	382	—	382	NM
Disposed of, vacant, or self-operated properties	20	101	(81)	(80.2)%	95	233	(138)	(59.2)%
	$2,374	$2,051	$323	15.7%	$6,805	$5,123	$1,682	32.8%
Depreciation and amortization expense on a same-property basis increased for each of the three and nine months ended September 30, 2018, as compared to the respective prior-year periods, primarily as a result of additional depreciation on site improvements completed on certain properties subsequent to December 31, 2016, partially offset by the expiration of certain lease intangible amortization periods subsequent to December 31, 2016. Depreciation and amortization expense on acquired properties increased for each of the three and nine months ended September 30, 2018, as compared to the respective prior-year periods, due to the additional depreciation and amortization expense recorded from owning the 7 and 14 farms we acquired during the three and nine months ended September 30, 2017, respectively, for the full, three- and nine-month periods ended September 30, 2018, coupled with the additional depreciation and amortization expense incurred on the 12 new farms we acquired subsequent to September 30, 2017. Depreciation and amortization expense from disposed of, vacant, or self-operated properties decreased for both the three and nine months ended September 30, 2018, respectively, primarily as a result farms sold during each of the three months ended December 31, 2017, and the three months ended September 30, 2018.

Property operating expenses	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Same-property basis	$570	$230	$340	147.8%	$705	$607	$98	16.1%
Properties acquired during prior-year period	14	7	7	100.0%	567	98	469	478.6%
Properties acquired subsequent to prior-year period	4	—	4	NM	15	—	15	NM
Disposed of, vacant, or self-operated properties	33	30	3	10.0%	94	91	3	3.3%
	$621	$267	$354	132.6%	$1,381	$796	$585	73.5%
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. Property operating expenses on a same-property basis increased for each of the three and nine months ended September 30, 2018, as compared to the respective prior-year periods. These increases were driven by an increase in bad debt expense recorded related to certain of our properties, partially offset by lower property taxes, and, for the three months ended September 30, 2018, only, higher operating expenses incurred on a property we acquired in June 2017 that was subject to two gross leases we assumed at acquisition. Property operating expenses on acquired properties increased for each of the three and nine months ended September 30, 2018, as compared to the respective prior-year periods, primarily due to additional property taxes and other property-operating expenses incurred on certain of the new farms we acquired subsequent to December 31, 2016. Property operating expenses on disposed of, vacant, or self-operated properties remained relatively flat during each of the three and nine months ended September 30, 2018, as compared to the respective prior-year periods.
Other Operating Expenses
The aggregate fees to our Adviser, including the management, incentive, and capital gains fees and net of any credits to those fees, decreased for each of the three and nine months ended September 30, 2018, as compared to the respective prior-year periods. For the three and nine months ended September 30, 2018, the gross management fee (inclusive of the allocation of fees earned by our Adviser from Land Advisers of approximately $15,000 and $176,000, respectively) increased by approximately $167,000 and $656,000, respectively, as compared to the respective prior-year periods, primarily due to additional equity raised since January 1, 2017. From January 1, 2017, through September 30, 2018, we have raised approximately $72.3 million of net proceeds (net of both direct costs and allocated indirect costs) through follow-on common stock offerings, our ATM Program, and sales of our Series B Preferred Stock, increasing the base on which the management fee is calculated, which, until March 31, 2017, was the book value of our common stockholders’ equity, as stipulated in the Prior Advisory Agreement. Pursuant to the Amended Advisory Agreement, which became effective beginning with the three months ended June 30, 2017, the base on which the management fee is calculated was adjusted to include, among other items, the Series B Preferred Stock and the balance of non-controlling interests in our operating partnership, which further increased the management fee recorded for each of the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2017, our Adviser earned incentive fees of approximately $261,000 and $688,000, respectively, due to our Pre-Incentive Fee FFO exceeding the required hurdle rate of the applicable equity base (which, through March 31, 2017, was total stockholders’ equity, as stipulated in the Prior Advisory Agreement; beginning with the three months ended June 30, 2017, the applicable equity base was Total Adjusted Equity (which includes the Series B Preferred Stock and non-controlling interests in the Operating Partnership), as stipulated in the Amended Advisory Agreement). No incentive fee was earned by our Adviser during either of the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2018, our Adviser earned a capital gains fee of approximately $778,000 as a result of the gain recognized on our sale of Oregon Trail on July 10, 2018. See “Our Adviser and Administrator” within Note 6, “Related-Party Transactions,” in the accompanying notes to our condensed consolidated financial statements for further discussion on the compensation terms stipulated in each of the Prior Advisory Agreement and the Amended Advisory Agreement. In addition, during the three and nine months ended September 30, 2018, our Adviser granted us non-contractual, unconditional, and irrevocable waivers to be applied against each of the following: (i) the portion of the management fee attributable to our Series B Preferred Stock, which resulted in a credit of approximately $2,000; (ii) a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement (see Note 6, “Related-Party Transactions—TRS Lease Assumption—TRS Fee Arrangements—TRS Expense Sharing Agreement” within the accompanying notes to our condensed consolidated financial statements), which resulted in credits of approximately $16,000 and $190,000, respectively; and (iii) the capital gains fee earned by our Adviser, which resulted in a credit of approximately $778,000.
The administration fee paid to our Administrator increased for both the three and nine months ended September 30, 2018, as compared to the respective prior-year periods, primarily due to higher overall costs incurred by our Administrator and us using a higher share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator during the three and nine months ended September 30, 2018.
General and administrative expenses, which consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses, increased for each of the three and nine months ended September 30, 2018, as compared to each of the respective prior-year periods, primarily due to higher professional fees as a result of 2018 being the first year for which we are required to comply with Section 404 of the Sarbanes-Oxley Act.
Other operating expenses represent the portion of growing costs, harvesting and selling costs, and certain overhead costs allocated to the costs of crops sold on a farm that was operated by Land Advisers from October 17, 2017, until July 31, 2018. During the three and nine months ended September 30, 2018, we allocated approximately $0.2 million and $7.7 million, respectively, of costs to the crops sold during the respective periods (excluding the allocation of fees earned by our Adviser from Land Advisers of approximately $15,000 and $176,000, respectively). Additionally, during the three and nine months ended September 30, 2018, our Adviser granted Land Advisers non-contractual, unconditional, and irrevocable waivers of approximately $16,000 and $190,000, respectively, to be applied against a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement. Effective August 1, 2018, the farm was leased to a new, unrelated third-party tenant under a 10-year lease.

Other Income (Expense)
Other income, which consists primarily of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments, increased for the nine months ended September 30, 2018, as compared to the prior-year period, primarily driven by additional interest patronage received from Farm Credit (due to increased borrowings from Farm Credit). During the nine months ended September 30, 2018, we recorded approximately $323,000 of interest patronage from Farm Credit related to interest accrued during 2017, compared to $183,000 of interest patronage recorded during the prior-year period. The receipt of interest patronage received from Farm Credit during 2018 resulted in a 18.0% decrease (approximately 71 basis points) in our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2017.
Interest expense increased for both the three and nine months ended September 30, 2018, as compared to the respective prior-year periods, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock) outstanding for the three and nine months ended September 30, 2018, was approximately $312.5 million and $304.7 million, respectively, as compared to approximately $291.3 million and $265.2 million, respectively, for the respective prior-year periods. Including interest patronage received on certain of our Farm Credit borrowings, the overall effective interest rate charged on our aggregate borrowings (excluding the impact of debt issuance costs) was 3.76% and 3.49% for the three and nine months ended September 30, 2018, respectively, as compared to 3.44% and 3.24%, for the respective prior-year periods.
During the three and nine months ended September 30, 2018, we recorded a net gain on dispositions of real estate assets driven by our sale of Oregon Trail, which resulted in a gain of approximately $6.4 million, partially offset by a loss of approximately $193,000 that we recorded as a result of irrigation-related improvements that were replaced on certain of our farms. During the three and nine months ended September 30, 2017, we recorded a loss of approximately $78,000 related to the removal of blueberry bushes on one of our farms.
The property and casualty loss incurred during the nine months ended September 30, 2018, related to a lightning strike that damaged the power plant supplying power to one of our Arizona properties, causing damage to certain irrigation improvements on our property. We estimated the carrying value of the improvements damaged by the lightning strike to be approximately $129,000, and we recognized the write-down in the carrying value of the assets as a property and casualty loss during the three months ended March 31, 2018.
The loss on write-down of crop inventory recorded during the three and nine months ended September 30, 2018, was the result of unsold crops on the farm operated by Land Advisers. Due to certain market conditions during the nine months ended September 30, 2018, we were unable to sell all of the crops and therefore assessed their market value to be zero. Accordingly, we wrote down the cost of crop inventory to its estimated net realizable value of zero and recorded a loss during the three and nine months ended September 30, 2018, of approximately $33,000 and $1.1 million, respectively (including approximately $3,000 and $31,000, respectively, of accumulated costs incurred by our Adviser that were allocated to these unsold crops).
LIQUIDITY AND CAPITAL RESOURCES
Overview
Since our IPO in January 2013, we have invested approximately $488.0 million in 73 new farms, and we have expended or accrued an additional $38.4 million for improvements on existing properties. Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the MetLife Facility and the Farmer Mac Facility, each as defined below, under “—Debt Capital”), and issuances of additional equity securities. Our current available liquidity is approximately $9.2 million, consisting of approximately $3.5 million in cash on hand and, based on the current level of collateral pledged, $5.7 million of availability under the MetLife Facility (subject to compliance with covenants).
As of September 30, 2018, our total-debt-to-total-capitalization ratio (including our Series A Term Preferred Stock as debt), at book value, was 70.0%, which is down from 73.6% as of December 31, 2017. However, on a fair value basis, our total-debt-to-total capitalization ratio (including our Series A Term Preferred Stock as debt) as of September 30, 2018, was 57.5%, which is down from 61.1% as of December 31, 2017 (see “Non-GAAP Financial Information—Net Asset Value” below for an explanation of our fair value process).
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
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related properties. We continue to actively seek and evaluate acquisitions of additional farms and farm-related properties that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We currently have four properties under signed purchase and sale agreements for an aggregate proposed purchase price of approximately $20.3 million, all of which we expect to be consummated during either the remaining two months of 2018 or in the first quarter of 2019. We currently have access to the capital required to complete these transactions for the proposed purchase price amounts; however, we continue to explore various options for access to additional capital, as evidenced by our recent launch of a continuous offering of the Series B Preferred Stock. We also have many other properties that are in various other stages of our due diligence process, including several properties under signed, non-binding letters of intent. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Net change in cash from:
Operating activities	$8,044	$7,671	$373	4.9%
Investing activities	(48,592)	(125,288)	76,696	(61.2)%
Financing activities	40,539	118,937	(78,398)	(65.9)%
Net change in Cash and cash equivalents	$(9)	$1,320	$(1,329)	(100.7)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased for the nine months ended September 30, 2018, as compared to the prior-year period, primarily due to receipts from crop sales and additional rental payments received during the nine months ended September 30, 2018, as compared to the prior-year period, partially offset by costs incurred in connection with the operations on the farm leased to Land Advisers and increased interest payments made during the nine months ended September 30, 2018.
Investing Activities
The decrease in cash used in investing activities during the nine months ended September 30, 2018, as compared to the prior-year period, was primarily due to a decrease in cash paid for acquisitions of new farms during the nine months ended September 30, 2018, which was approximately $89.5 million less than the prior-year period. This decrease was partially offset by an increase of approximately $13.7 million in cash paid for capital improvements made on existing properties during the nine months ended September 30, 2018, as compared to the prior-year period.
Financing Activities
The decrease in cash provided by financing activities during the nine months ended September 30, 2018, as compared to the prior-year period, was primarily due to decreased net borrowings, as our net borrowings for the nine months ended September 30, 2018, decreased by approximately $73.0 million from that of the prior-year period. In addition, aggregate net cash proceeds received from equity offerings (including our Series B Preferred Stock and common stock) during the nine months ended September 30, 2018, decreased by approximately $6.0 million from that of the prior-year period.
Debt Capital
MetLife
As amended on December 15, 2017, our facility with Metropolitan Life Insurance Company (“MetLife”) consists of a total of $200.0 million of term notes and $75.0 million of revolving equity lines of credit (the “MetLife Facility”). In aggregate, we currently have approximately $126.7 million outstanding under the term notes that bear interest at a fixed rate of 3.30% per annum (which rate is fixed until January 5, 2027) and $7.4 million outstanding under the lines of credit that currently bear interest at a rate of 4.66% (which rate is variable). While approximately $131.1 million of the full commitment amount under the MetLife Facility remains undrawn (including approximately $9.8 million of aggregate amortizing principal payments made on the term notes), based on the level of collateral pledged, we currently have approximately $5.7 million of availability under the MetLife Facility.
Farmer Mac
As amended on June 16, 2016, our agreement with Federal Agricultural Mortgage Corporation (“Farmer Mac”) provides for bond issuances up to an aggregate amount of $125.0 million (the “Farmer Mac Facility”). To date, we have issued aggregate bonds of approximately $108.7 million under the Farmer Mac Facility, and we currently have $90.9 million outstanding that bears interest at a weighted-average interest rate of 3.55% (which rates are fixed throughout the bonds’ respective terms) and have a weighted-average maturity date of November 2022. While approximately $16.3 million of the full commitment balance remains undrawn, we currently have no additional availability under the Farmer Mac Facility based on the level of collateral pledged. However, we expect to pledge certain additional potential new property acquisitions as collateral under the Farmer Mac Facility to utilize some or all of this remaining commitment balance. If we have not issued bonds such that the aggregate bond issuances total $125.0 million by December 11, 2018, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility. We are currently in discussions with Farmer Mac to both expand the size of the Farmer Mac Facility and extend the borrowing period thereunder.
Farm Credit
Since September 2014, we have closed on 20 separate loans with six different Farm Credit associations (including Farm Credit CFL, Farm Credit West, CF Farm Credit, Farm Credit FL, NW Farm Credit, and SWGA Farm Credit, each as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) for an aggregate amount of approximately $107.5 million (the “Farm Credit Notes Payable”). We currently have approximately $98.8 million outstanding under the Farm Credit Notes Payable that bear interest at an expected weighted-average effective interest rate (net of expected interest patronage) of 3.81% (which rates are fixed, on a weighted-average basis, until September 2024) and have a weighted-average maturity date of March 2036. While we do not have any additional availability under any of our Farm Credit programs based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with existing and new Farm Credit associations in connection with certain potential new acquisitions in the future.
Equity Capital
Since January 1, 2018, through the date of this filing, we have completed one overnight common stock offering and have also issued shares of common stock through our ATM Program. In the aggregate, through these transactions, we have issued and sold a total of 1,981,231 shares of our common stock for gross proceeds of approximately $24.6 million and net proceeds (after deducting underwriting discounts and direct offering expenses borne by us) of approximately $23.7 million. In addition, on May 31, 2018, we launched a continuous public offering of up to $150.0 million of newly-designated Series B Preferred Stock, which will be offered on a continuous, “reasonable best efforts” basis by Gladstone Securities. Through the date of this filing, we have sold 592,401 shares of the Series B Preferred Stock for gross proceeds of approximately $14.8 million and net proceeds (net of certain discounts and after deducting selling commissions and dealer-manager fees borne by us) of approximately $13.3 million. Total selling commissions and dealer-manager fees earned by Gladstone Securities as a result of these sales were approximately $1.4 million (of which approximately $1.3 million was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers).
The 2017 Registration Statement permits us to issue up to an aggregate of $300.0 million in securities (including approximately $29.3 million originally reserved for issuance under our ATM Program and up to $150.0 million reserved for issuance of shares of the Series B Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $45.8 million of common stock (including approximately $16.3 million through our ATM Program) and approximately $14.8 million of Series B Preferred Stock under the 2017 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table reflects our material contractual obligations as of September 30, 2018 (dollars in thousands):

		Payments Due During the
		Remaining Three Months of	Fiscal Years Ending December 31,
Contractual Obligation	Total	2018	2019 – 2020	2021 – 2022	2023+
Debt obligations(1)	$318,506	$655	$38,710	$52,119	$227,022
Interest on debt obligations(2)	96,950	1,170	23,414	20,461	51,905
Term Preferred Stock(3)	28,750	—	—	28,750	—
Term Preferred Stock dividends(3)	5,499	458	3,666	1,375	—
Operating obligations(4)	7,085	161	4,924	—	2,000
Operating lease obligations(5)	232	—	94	78	60
Total	$457,022	$2,444	$70,808	$102,783	$280,987

(1)
Debt obligations include all borrowings (consisting of mortgage notes and bonds payable and our lines of credit) outstanding as of September 30, 2018. Maturity dates of these debt obligations range from December 2019 to October 2043.

(2)
Interest on debt obligations includes estimated interest on our revolving equity lines of credit within the MetLife Facility. The balances and interest rates on such revolving equity lines of credit are variable, thus the amounts of interest calculated for purposes of this table were based upon the balances and interest rates in place as of September 30, 2018.

(3)
Our Series A Term Preferred Stock has a mandatory redemption date of September 30, 2021, and the related dividend payments are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations.

(4)
Operating obligations represent commitments outstanding as of September 30, 2018, and are based on estimates and assumptions with regard to both amounts and the timing of such amounts. See Note 8, “Commitments and Contingencies,” in the accompanying notes to our condensed consolidated financial statements for further discussion on each of these operating obligations.

(5)
Operating lease obligations represent ground lease payments due on two of our Arizona farms (1,368 total acres), which are leased from the State of Arizona under leases expiring in February 2022 and February 2025, respectively.

Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and nine months ended September 30, 2018 and 2017 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$6,020	$(247)	$3,849	$181
Plus: Real estate and intangible depreciation and amortization	2,374	2,051	6,805	5,123
(Less) plus: (Gain) loss on dispositions of real estate assets, net	(6,247)	78	(6,247)	78
FFO	2,147	1,882	4,407	5,382
Less: Dividends declared on Series B Preferred Stock	(90)	—	(92)	—
FFO available to common stockholders and OP Unitholders	2,057	1,882	4,315	5,382
Plus: Acquisition-related expenses	26	22	157	68
Plus: Net acquisition- and disposition-related accounting fees	44	47	70	82
Plus: Other charges, net(1)	315	—	1,717	—
CFFO available to common stockholders and OP Unitholders	2,442	1,951	6,259	5,532
Net rent adjustment	(164)	(174)	(578)	(465)
Plus: Amortization of debt issuance costs	145	130	434	366
AFFO available to common stockholders and OP Unitholders	$2,423	$1,907	$6,115	$5,433

Weighted-average common shares outstanding – basic and diluted	16,057,957	12,271,925	15,181,760	11,512,968
Weighted-average OP Units outstanding(2)	683,527	1,444,435	857,041	1,447,632
Weighted-average total shares outstanding	16,741,484	13,716,360	16,038,801	12,960,600

Diluted FFO per weighted-average total share	$0.12	$0.14	$0.27	$0.42
Diluted CFFO per weighted-average total share	$0.15	$0.14	$0.39	$0.43
Diluted AFFO per weighted-average total share	$0.14	$0.14	$0.38	$0.42

(1)
For the three months ended September 30, 2018, this adjustment consists of the net impact of the Incremental TRS Operations, which was a net loss of approximately $315,000. For the nine months ended September 30, 2018, this adjustment consists of: (i) the net impact of the Incremental TRS Operations, which was a net loss of approximately $1.6 million; (ii) a property and casualty loss of approximately $129,000 recorded during the three months ended March 31, 2018; and (iii) approximately $34,000 of additional repairs incurred as a result of damage caused to irrigation improvements from a lightning strike on one of our Arizona properties, which repairs were expensed during the three months ended March 31, 2018.

(2)	Represents OP Units held by third parties. As of September 30, 2018 and 2017, there were 670,879 and 1,227,383, respectively, OP Units held by non-controlling limited partners.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of September 30, 2018, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	11	6,894	4,766	$57,779	$57,770	10.0%
Third-party Appraisal(2)	71	60,932	49,078	442,140	520,810	90.0%
Total	82	67,826	53,844	$499,919	$578,580	100.0%

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.

(2)	Appraisals performed between December 2017 and November 2018.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of September 30, 2018, include land values per farmable acre, market rental rates per farmable acre, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$600 – $92,176	$33,491
Market Rent (per farmable acre)	$247 – $4,718	$2,261
Market Capitalization Rate	3.12% – 5.65%	4.20%
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
Management believes that the purchase prices of the farms acquired during the previous 12 months, the most recent appraisals available for the farms acquired prior to the previous 12 months that were not valued internally, and the farms that were valued internally during the previous 12 months fairly represent the current market values of the properties as of September 30, 2018, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended September 30, 2018, from the prior value basis as of June 30, 2018, is provided in the table below (dollars in thousands):

Total portfolio fair value as of June 30, 2018		$543,444
Plus: Acquisition of eight new farms during the three months ended September 30, 2018		46,800
Less: Sale of one farm during the three months ended September 30, 2018		(20,500)
Plus net value appreciation during the three months ended September 30, 2018:
26 farms valued via third-party appraisals	$8,836
Total net appreciation for the three months ended September 30, 2018		8,836
Total portfolio fair value as of September 30, 2018		$578,580
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of September 30, 2018, was approximately $302.7 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $318.4 million. In addition, using the closing stock price as of September 30, 2018, the fair value of the Series A Term Preferred stock was determined to be approximately $29.6 million, as compared to a carrying value (excluding unamortized related issuance costs) of approximately $28.8 million. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series B Preferred Stock to be $25.00 per share as of September 30, 2018 (see Exhibit 99.1 to this Form 10-Q).
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
As of September 30, 2018, we estimate our NAV per common share to be $13.79, as detailed below (dollars in thousands, except per-share data):

Total equity per balance sheet		$147,200
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(499,919)
Plus: estimated fair value of real estate holdings(2)	578,580
Net fair value adjustment for real estate holdings		78,661
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	347,156
Less: fair value of aggregate long-term indebtedness(3)(4)	(332,348)
Net fair value adjustment for long-term indebtedness		14,808
Estimated NAV		240,669
Less: fair value of Series B Preferred Stock(5)		(9,826)
Estimated NAV available to common stockholders and OP Unitholders		$230,843
Total common shares and OP Units outstanding(6)		16,741,495
Estimated NAV per common share and OP Unit		$13.79

(1)	Per Net Cost Basis as presented in the table above.

(2)	Per Current Fair Value as presented in the table above.

(3)	Includes the principal balances outstanding of all long-term borrowings (consisting of mortgage notes and bonds payable) and the Series A Term Preferred Stock.

(4)	Long-term mortgage notes and bonds payable were valued using a discounted cash flow model. The Series A Term Preferred Stock was valued based on its closing stock price as of September 30, 2018.

(5)	Valued at the security’s liquidation value, as discussed above.

(6)	Includes 16,070,616 shares of common stock and 670,879 OP Units held by non-controlling limited partners.
A quarterly roll-forward in the estimated NAV per common share for the three months ended September 30, 2018, is provided below

Estimated NAV per common share and OP Unit as of June 30, 2018		$13.51
Plus net income per common share		0.35
Plus change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.03
Net change in unrealized fair value of long-term indebtedness	0.09
Net change in valuations		0.12
Less distributions		(0.13)
Less net dilutive effect of aggregate equity issuances and OP Unit redemptions(2)		(0.06)
Estimated NAV per common share and OP Unit as of September 30, 2018		$13.79

(1)
The net change in unrealized fair value of farmland portfolio consists of three components: (i) an increase of $0.53 due to the net appreciation in value of 26 farms that were valued during the three months ended September 30, 2018, (ii) an increase of $0.14 due to the aggregate depreciation and amortization expense recorded during the three months ended September 30, 2018, and (iii) a decrease of $0.64 due to capital improvements made on certain properties that have not yet been considered in the determination of the respective properties’ estimated fair values.

(2)
Reflective of shares of our Series B Preferred Stock and common stock issued during the three months ended September 30, 2018, as well as the redemption of certain OP Units (see Note 7, “Equity,” in the accompanying notes to our condensed consolidated financial statements).

Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs, may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV as of September 30, 2018, to be $13.79 per share based on the calculation above, the closing price of our common stock on September 30, 2018, was $12.34, and it has subsequently traded between $11.90 and $13.17 per share.
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
As of September 30, 2018, the fair value of our fixed-rate borrowings outstanding (excluding our Series A Term Preferred Stock), which accounted for approximately 100.0% of the aggregate principal balance of all borrowings outstanding as of September 30, 2018, was approximately $302.7 million. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. If market interest rates had been one percentage point lower or higher than those rates in place as of September 30, 2018, the fair value of our fixed-rate borrowings would have increased or decreased by approximately $13.1 million or $12.2 million, respectively.
There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended September 30, 2018, from that disclosed in our Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Sales of Unregistered Securities
During the three months ended September 30, 2018, we issued 46,544 shares of common stock in exchange for 46,544 OP Units that were held by certain limited partners of our Operating Partnership in connection with certain of our prior acquisitions. OP Units are generally redeemable for cash or, at our discretion, exchangeable into shares of our common stock on a one-for-one basis. The cash redemption amount per OP Unit is based on the market price of a shares of our common stock at the time of redemption. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
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

4.2	Form of Indenture, incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (File No. 333-217042), filed on March 30, 2017.
4.3	Form of Certificate for 6.375% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 11, 2016.
4.4	Form of Certificate for 6.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series B Cumulative Redeemable Preferred Stock at September 30, 2018 (filed herewith)

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2018, and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018, and 2017, (iii) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2018, and 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018, and 2017 and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: November 8, 2018	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: November 8, 2018	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors