Form 10-K
period 2018-12-31
GLADSTONE LAND Corp
filed 2019-02-26
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐     NO  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2018, based on the closing price on that date of $12.67 on the Nasdaq Global Market, was approximately $174.6 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been deemed to be affiliates.
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of February 25, 2019, was 18,059,419.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2018, relating to the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE LAND CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2018

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

•
estimates of future operating expenses, including payments to our Adviser and Administrator (each as defined herein) under the terms of our Amended Advisory Agreement and our Administration Agreement (each as defined herein), respectively;

•	our compliance with tax laws, including our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes;

•	the impact of technology on our operations and business, including the risk of cyberattacks, cyberliability, or potential liability for breaches of our privacy or information security systems;

•	projected capital expenditures; and

•	use of proceeds and availability of our lines of credit, long-term borrowings, current and future stock offerings, and other future capital resources, if any.
Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changes to our assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	our ability to successfully complete pending and future property acquisitions;

•	general volatility of the capital markets and the market price of our capital stock;

•	failure to maintain our qualification as a REIT and risks of changes in laws that affect REITs;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business and investment strategy;

•	the adequacy of our cash reserves and working capital;

•	our failure to successfully integrate and operate acquired properties and operations;

•	defaults upon or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	the degree and nature of our competition, including other agricultural REITs;

•	availability, terms, and deployment of capital, including the ability to maintain and borrow under our line of credit, arrange for long-term mortgages on our properties, and raise equity capital;

•	our Adviser’s and our Administrator’s ability to identify, hire, and retain highly-qualified personnel in the future;

•	changes in the environment, our industry, interest rates, or the general economy;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in governmental regulations, tax rates, and similar matters;

•	environmental liabilities for certain of our properties and uncertainties and risks related to natural disasters or climactic changes impacting the regions in which our tenants operate; and

•	the loss of any of our key officers, such as Mr. David Gladstone, our chairman, president, and chief executive officer, or Mr. Terry Lee Brubaker, our vice chairman and chief operating officer.
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
Overview
We are an externally-managed, agricultural REIT focused on owning and leasing farmland. We were re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. Upon the pricing of our initial public offering (the “IPO”), on January 29, 2013, our shares of common stock began trading on the Nasdaq Global Market (“Nasdaq”) under the symbol “LAND.” Our shares of 6.375% Series A Cumulative Term Preferred Stock (the “Series A Term Preferred Stock”) are traded on Nasdaq under the symbol “LANDP.” In addition, we have registered our 6.00% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The Series B Preferred Stock is not listed on a national securities exchange, and there is currently no public market for shares of the Series B Preferred Stock.
Prior to 2004, we were engaged in the owning and leasing of farmland, as well as an agricultural operating business whereby we engaged in the farming, contract growing, packaging, marketing and distribution of fresh berries, including commission selling and contract cooling services to independent berry growers. In 2004, we sold our agricultural operating business, and since then, our operations have primarily consisted of leasing our farms to third-party tenants.
Historically, our farmland has predominantly been concentrated in locations where tenants are able to grow fresh produce annual row crops (e.g., certain berries and vegetables), which are typically planted and harvested annually. However, since our IPO, we have diversified the variety of crops grown on our farms, and we now also own farms that grow permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), as well as a few farms that grow commodity crops (e.g., corn and beans). We also own several farm-related facilities that are necessary to the farming operations on the underlying farmland, such as cooling facilities, packinghouses, processing facilities, and various storage facilities. While our focus remains on farmland growing fresh produce annual row crops, in the future, we expect to acquire additional farmland that grows permanent crops, and, to a lesser extent, commodity crops, as well as more farm-related facilities.
We generally lease our properties on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs (including drought insurance if we were to acquire properties that depend upon rainwater for irrigation), maintenance, and other operating costs. Except in unique circumstances, we do not intend to enter into the business of growing, packing, or marketing farmed products; however, if we do so in the future, we expect that it would be through a taxable REIT subsidiary (“TRS”).
We conduct substantially all of our business activities through an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure, by which all of our properties are held, directly or indirectly, by Gladstone Land Limited Partnership (the “Operating Partnership”). We control the sole general partner of the Operating Partnership and currently own, directly or indirectly, approximately 97.8% of the common units of limited partnership interest in the Operating Partnership (“OP Units”). We have in the past, and may in the future, offer equity ownership in our Operating Partnership by issuing additional OP Units to farmland owners in consideration for acquiring their farms. See “Our Investment Process—Types of Investments” below for additional information regarding OP Units.
We have elected to be taxed as a REIT for federal tax purposes beginning with the year ended December 31, 2013. As a REIT, we generally will not be subject to U.S. federal income taxes on amounts that we distribute to our stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to our stockholders and satisfy certain other requirements, including requirements related to the sources of our gross income, the nature of our assets, and the diversity of our stock ownership. In addition, we have elected for Gladstone Land Advisers, Inc. (“Land Advisers”), a wholly-owned subsidiary of our Operating Partnership, to be taxed as a TRS. We may own or manage our assets and engage in other activities through Land Advisers or another TRS we form or acquire when we deem it necessary or advisable. Any taxable income generated by Land Advisers or any other TRS in the future will be subject to regular corporate income taxes.
We are managed by our external adviser, Gladstone Management Corporation (the “Adviser”), and Gladstone Administration, LLC (the “Administrator”), provides administrative services to us. Both our Adviser and our Administrator are affiliates of ours and each other.
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

•
Owning Farms and Farm-Related Real Estate for Appreciation.  We intend to lease acquired properties over the long term. However, from time to time, we may sell one or more properties if we believe it to be in the best interests of our stockholders and best to maintain the overall value of our farmland portfolio. Potential purchasers may include real estate developers desiring to develop the property, financial purchasers seeking to acquire property for investment purposes, or farmers who have operated or seek to operate the land. Accordingly, we will seek to acquire properties that we believe have potential for long-term appreciation in value.

•
Continue Expanding our Operations Geographically.  Our properties are currently located in 10 states across the U.S., and we expect that we will acquire properties in other farming regions of the U.S. in the future. While our primary regions of focus are the Pacific West and the Southeastern regions of the United States, we believe other regions of the U.S., such as the Northwest and Mid-Atlantic regions, offer attractive locations for expansion, and, to a lesser extent, we also expect to seek farmland acquisitions in certain regions of the Midwest, as well as other areas in the U.S.

•
Continue Expanding our Crop Varieties. Currently, the majority of tenants who farm our properties grow annual row crops dedicated to fresh produce, such as berries (e.g., strawberries and raspberries) and fresh vegetables (e.g., tomatoes, lettuce, and bell peppers). We have also expanded further into certain permanent crops (e.g., almonds, pistachios, blueberries, and wine grapes) and, to a lesser extent, commodity crops (e.g., corn and beans). We will seek to continue our recent expansion into other permanent crops and, to a lesser extent, commodity crops, while maintaining our focus on annual row-crop farms growing fresh produce.

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
Our Investment Process
Types of Investments
We expect that substantially all of our investments will be in income-producing agricultural real property, and we expect that the majority of our leases will be structured as triple-net leases. Investments will not be restricted as to geographical areas, but we expect that most of our investments in farmland real estate will continue to be made within the U.S. Currently, our properties are located across 10 states in the U.S.
We anticipate that we will make substantially all of our investments through our Operating Partnership. Our Operating Partnership may acquire interests in real property in exchange for the issuance of shares of our common stock, OP Units, cash, or through a combination of the three. OP Units issued by our Operating Partnership will be redeemable at the option of the holder for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the OP Units for one year. We currently, and may in the future, hold some or all of our interests in real properties through one or more wholly-owned subsidiaries, each classified as a qualified REIT subsidiary.
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
We intend to own primarily single-tenant, agricultural real property. Generally, we will lease properties to tenants that our Adviser deems creditworthy under triple-net leases that will be full-recourse obligations of our tenants or their affiliates. Most of our agricultural leases have original terms ranging from 3 to 10 years for farms growing annual row crops and 5 to 15 years for properties growing permanent crops, often with options to extend the lease further. Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. The escalation clauses may specify fixed dollar amounts or percentage increases each year, or they may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect then-current market rents. We also have leases that include a variable rent component based on the gross revenues earned on the respective farm. In these types of agreements, we will generally require the lease to include the guarantee of a minimum amount of rental income that satisfies our investment return criteria.
We believe that we can acquire farmland that we will be able to lease at annual rental rates providing net capitalization rates ranging from 5% to 7% of the properties’ market values. However, there can be no assurance that we will be able to achieve this level of rental rates. Since rental contracts in the farming business for annual row crops are customarily short-term agreements, rental rates are typically renegotiated regularly to then-current market rates.
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

•
Soil composition. In addition to water, for farming efforts to be successful, the soil must be suitable for growing crops. We will not buy or finance any real property that does not have soil conditions that we believe are favorable for growing the crops farmed on the property, except to the extent that a portion of an otherwise suitable property, while not favorable for growing the crops farmed on the property, may be utilized to build structures used in the farming business, such as cooling facilities, packinghouses, distribution centers, greenhouses, and storage facilities.

•
Location. Farming also requires optimal climate and growing seasons. We typically seek to purchase properties in locations that take advantage of climate conditions that are needed to grow fresh produce row crops. We intend to continue to expand throughout the U.S. in locations with productive farmland and financially sound farming tenants.

•
Price.  We intend to purchase and finance properties that we believe are a good value and that we will be able to rent profitably for farming over the long term. Generally, the closer a property is located to urban developments, the higher the value of the property. As a result, properties that are currently located in close proximity to urban developments are likely to be too expensive to justify farming over an extended period of time, and, therefore, we are unlikely to invest in such properties.

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
In addition, our Adviser will generally supplement its valuation estimate with an independent real estate appraisal in connection with each investment that it considers. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the tenant’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. However, the actual purchase price of a property may be greater or less than its appraised value. When appropriate, our Adviser may engage experts to undertake some or all of the due diligence efforts described above.
Underwriting the Tenant, Due Diligence Process, and Negotiating Lease Provisions
In addition to property selection, underwriting the tenant that will lease the property is also an important aspect of our investment process. Our Adviser will evaluate the creditworthiness of the tenant and assess its ability to generate sufficient cash flow from its agricultural operations to cover its payment obligations to us pursuant to our lease. The following is a list of criteria that our Adviser may consider when evaluating potential tenants for our properties, although not all criteria may be present for each lease:

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

•
Diversification. Our Adviser will seek to diversify our portfolio to avoid dependence on any one particular tenant, geographic location, or crop type. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single underperforming investment or a downturn in any particular geographic region. Many of the areas in which we purchase or finance properties are likely to have their own microclimates and, although they appear to be in close proximity to one another, generally will not be similarly affected by weather or other natural occurrences at the same time. We currently own properties in 10 different states across the U.S., and over time, we expect to expand our geographic focus to other areas of the Southeast, Pacific Northwest, Midwest, and Mid-Atlantic. We will also attempt to continue diversifying our portfolio of properties by seeking additional farmland that grows permanent crops and commodity crops, while maintaining our current focus of owning and leasing farmland that grows fresh produce annual row crops. Refer to Note 3, “Real Estate and Intangibles Assets,” in the accompanying notes to our Consolidated Financial Statements for a summary of our portfolio diversification and concentrations.
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
Our Adviser and Administrator
We are externally managed by our Adviser. The officers, directors, and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We entered into an investment advisory agreement with our Adviser, as most recently amended on April 11, 2017 (the “Amended Advisory Agreement”), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis, and for identifying, evaluating, negotiating, and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time.
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
Gladstone Securities
Gladstone Securities is a privately-held broker-dealer and a member of the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by David Gladstone, our chairman, chief executive officer, and president. Mr. Gladstone also serves on the board of managers of Gladstone Securities.
Financing Arrangement Agreement
On April 11, 2017, we entered into an agreement with Gladstone Securities, effective beginning with the three months ended June 30, 2017, for it to act as our non-exclusive agent to assist us with arranging financing for our properties (the “Financing Arrangement Agreement”). Pursuant to the agreement, we pay Gladstone Securities a financing fee in connection with the services it provides to us for securing financing on our properties. Refer to Item 7, “Management Discussion and Analysis of

Financial Condition and Results of Operations,” for a discussion of the fees to be paid to Gladstone Securities pursuant to the Financing Arrangement Agreement.
Dealer-Manager Agreement
On January 10, 2018, we entered into a dealer-manager agreement, which was amended and restated on May 31, 2018 (the “Dealer-Manager Agreement”), with Gladstone Securities, whereby Gladstone Securities serves as our exclusive dealer-manager in connection with the continuous public offering of our Series B Preferred Stock. Pursuant to the Dealer-Manager Agreement, Gladstone Securities provides certain sales, promotional, and marketing services to us in connection with the offering of the Series B Preferred Stock. Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the fees and commissions paid to Gladstone Securities pursuant to the Dealer-Manager Agreement.
Employees
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Amended Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or executive officer, or both, of each our Adviser and our Administrator. We expect that approximately 15 to 20 full-time employees of our Adviser and our Administrator will spend substantial time on our matters during the 2019 calendar year. Our CFO, accounting team, and the employees of our Adviser who manage our assets and investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase and the number of our Adviser’s employees working out of local offices, if any, where we buy land will also increase.
As of December 31, 2018, our Adviser and our Administrator, collectively, had 65 full-time employees. A breakdown thereof is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive Management
33	Investment Management, Portfolio Management, and Due Diligence
20	Administration, Accounting, Compliance, Human Resources, Legal, and Treasury
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

Available Information
Copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments, if any, to those reports filed or furnished with the SEC, pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.GladstoneFarms.com. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Land Corporation, 1521 Westbranch Drive, Suite 100, McLean, VA, 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The Securities and Exchange Commission (“SEC”) also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.SEC.gov.

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
Five of our farms are currently leased to one unrelated third-party tenant (“Tenant A”), and aggregate rental revenue attributable to Tenant A accounted for approximately 15.1% of the rental revenue recorded during the year ended December 31, 2018. If Tenant A fails to make rental payments, elects to terminate its leases prior to or upon their expirations, does not renew its leases (and we cannot re-lease the land on satisfactory terms), or if Tenant A were to experience financial problems or declare bankruptcy, it could have a material adverse effect on our financial performance and our ability to make dividend payments to our stockholders.
Our real estate portfolio is concentrated across a limited number of states, which subjects us to an increased risk of significant loss if adverse weather, economic, or regulatory changes or developments in the markets in which our properties are located.
Since our current real estate profile is concentrated across a limited number of states, we are currently subject to adverse changes in the political or regulatory climate in those states or specific counties where our properties are located that could adversely affect our real estate portfolio and our ability to lease properties. The geographic concentration of our portfolio could also cause us to be more susceptible to adverse weather, economic or regulatory changes, or developments in the markets in which our properties are located than if we owned a more geographically-diverse portfolio, which could materially and adversely affect the value of our farms and our ability to lease our farms on favorable terms or at all.
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
To remain competitive with alternative investments, our distribution rate may exceed our cash available for distribution, including cash generated from operations. In the event this happens, we intend to fund the difference out of any excess cash on hand or from borrowings under our revolving credit facility. If we do not have sufficient cash available for distribution generated by our assets to pay the distributions set by our Board of Directors, or if cash available for distribution decreases in future periods, the market price of our common stock could decrease.
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
For our properties that are farmed for annual row crops, we intend to primarily enter into leases with independent and corporate farming operations having terms generally ranging from 3 to 10 years. As a result, we will be required to frequently re-lease our properties upon the expiration of our leases. This will subject our business to near term fluctuations in market rental rates, and we will be more susceptible to declines in market rental rates than we would be if we were to enter into longer term leases. As a result, any decreases in the prevailing market rental rates in the geographic areas in which we own properties could have a material adverse effect on our results of operations and cash available for distribution to stockholders.
Our investments in properties with longer-term leases (e.g., five years or more), could expose us to various risks, including interest rate risk and the risk of being unable to take advantage of prevailing market rates, which could have a material adverse effect on our results of operations and cash available for distribution to stockholders.

When entering into longer-term leases in which the rental rate is generally fixed, we intend to incorporate at least one of a variety of forms of rent escalators into the lease, including annual rent escalations or market reset periods. Annual rent escalations may be either a fixed amount each year or variable based on standard cost of living or inflation indices. In addition, some longer-term leases may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted upward to reflect current market rents. If, in the future, we receive a significant portion of our revenues under longer-term leases in which the rental rate is generally fixed, subject to rent escalations described above, we would be subject to interest rate risk in the event interest rates rise at a greater rate than any potential rent escalations. In addition, by entering into longer-term leases, we would be subject to the risk that we would not be able to increase our rental rates if prevailing land values or rental rates have increased. Any inability to take advantage of increases in prevailing land values or rental rates could have a material adverse effect on our results of operations and cash available for distribution to stockholders.
Our investments in farms subject to leases with a participation rent component based on the annual gross revenues earned on the respective farm means that a portion of our cash flow is exposed to various risks, including risks related to declining crop prices and lower-than-average crop production, which could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders.
We own several farms subject to leases that include a participation rent component based on the annual gross revenues earned on the respective farm; however, the majority of these leases also includes a guarantee of a minimum amount of rental income that generally satisfies our investment return criteria. While we do not expect participation rents to make up a significant portion of our overall leased portfolio, we intend to enter into additional leases with participation rent components. We anticipate that these types of leases will have a floor that guarantees a minimum amount of rental income that generally satisfies our investment return criteria; however, such leases will still be impacted by factors related to the success of the farmer-tenant’s harvest, including, but not limited to, declining crop prices and lower-than-average crop production, that may result in us receiving less rent than anticipated or projected when entering into such leases. A reduction in the rent we receive could have a material adverse effect on our cash flow and ability to make distributions to our stockholders.
Our investments in farmland used for permanent crops have a higher risk profile than farmland used for annual row crops.
Since our IPO, we have expanded our investment focus to include farms used for permanent crops, and we intend to continue to add to our investments in farmland used for permanent crops in the future. Permanent crops have plant structures (such as trees, vines, or bushes) that produce yearly crops without being replanted. Examples include almonds, apples, blueberries, figs, oranges, and table and wine grapes. Permanent crops generally involve more risk than annual row crops because permanent crops require more time and capital to plant. As a result, permanent crops are generally more expensive to replace and more susceptible to disease and poor weather. If a farmer loses a permanent crop to any natural disaster, such as drought, flooding, fire, or disease, there would generally be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit.
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
We intend to focus our investments on agricultural properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity could limit our ability to quickly dispose of properties in response to changes in economic or other conditions. With these kinds of properties, if the current lease is terminated or not renewed, we may be required to renovate the property to the extent we have buildings on the property, or to make rent concessions to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty finding qualified purchasers. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our stockholders.
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
In addition to the general risks that adverse weather conditions will pose for the tenants of our properties and their subsequent ability to comply with the terms of their leases, the value of our properties will potentially be subject to risks associated with long-term effects of climate change. Many climatologists predict increases in average temperatures, more extreme temperatures and increases in volatile weather over time. The effects of climate change may be more significant along coastlines, such as in the California coastal areas where we partially focus our acquisition efforts, due to rising sea levels resulting from melting of polar ice caps, which could result in increased risk of coastal erosion, flooding, degradation in the quality of groundwater aquifers and expanding agricultural weed and pest populations. As a result, the effects of climate change could make our properties less suitable for farming or other alternative uses, which could adversely impact the value of our properties, our ability to generate rental revenue from leasing our properties and our cash available for distribution to stockholders. Climate change may also have indirect effects on our business by increasing the cost of, or availability of, property insurance on terms we find acceptable and increasing the cost of energy at our properties.
Because we must distribute a substantial portion of our net income to maintain our qualification as a REIT, we will be largely dependent on third-party sources of capital to fund our future capital needs.
To maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs, including property acquisitions, from retained earnings. Therefore, we may acquire additional capital from the issuance of securities senior to our common shares, including borrowings or other indebtedness, preferred shares (such as our Series A Term Preferred Stock or Series B Preferred Stock) or the issuance of other securities. This capital may not be available on favorable terms or at all. Our access to additional capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings.
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

We currently have various borrowing facilities in place that are secured by certain of our farms. As of December 31, 2018, our total borrowings were secured by all of the farms we owned as of that date. If we are unable to make our debt payments as required, either under our current credit facilities or any future facilities, a lender could foreclose on certain of the properties securing its loan. This could cause us to lose part or all of our investment in the property, which in turn could cause the value of our common stock, Series A Term Preferred Stock, or Series B Preferred Stock or the distributions to our stockholders to be reduced or delayed.
As we consider additional debt financing from third-party lenders, our assets may become highly leveraged, which may result in losses.
There is no limitation imposed by our charter or bylaws on our borrowings. An increased amount of leverage may expose us to cash flow problems if rental income decreases. Under those circumstances, in order to pay our debt obligations, including distribution and dividend payments to shareholders, we might be required to sell properties at a loss or be unable to make distributions or decrease distributions to our stockholders. A failure to pay amounts due to lenders and holders of our Series A Term Preferred Stock may result in a default on our obligations and result in certain penalties, such as increased interest rates. Additionally, our degree of leverage could adversely affect our ability to obtain additional financing and may have an adverse effect on the public market price of shares of our publicly-traded common stock and Series A Term Preferred Stock.
We face a risk from the fact that certain of our properties are cross-collateralized.
As of December 31, 2018, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized or cross-defaulted with such mortgage note. Such a default may adversely affect our financial condition, results of operations and ability to pay distributions to our stockholders.
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
Interest rate fluctuations may adversely affect our results of operations.
We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. The interest rate on our existing line of credit is variable, and, although we seek to mitigate this risk by structuring such provisions to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. We have not entered into any derivative contracts to attempt to further manage our exposure to interest rate fluctuations. Additionally, increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or a high level of leverage, may make it difficult for us to refinance our mortgage debt as it matures or limit the availability of mortgage debt, thereby limiting our acquisition and/or refinancing activities. Even in the event that we are able to secure mortgage debt on, or otherwise finance our mortgage debt, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire mortgage debt as it matures or be subject to unfavorable terms (such as higher loan fees, interest rates, and periodic payments) if we do refinance the mortgage debt. A significant change in interest rates could have an adverse impact on our results of operations.
Over the past few years, the Federal Reserve has made gradual increases in the federal funds rate. These increases in the federal funds rate and any future increases due to other key economic indicators, such as the unemployment rate or inflation, may cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any prolonged adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.
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
In the normal course of business, we and our service providers collect and retain certain personal information provided by our tenants, employees of our Administrator and Adviser, and vendors. We also rely extensively on computer systems to process transactions and manage our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers. We have implemented or plan on implementing additional processes, procedures, and internal controls to help prevent, detect, and mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations, or confidential information will not be negatively impacted by such an incident.
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

Our Adviser manages our real estate portfolio and locates, evaluates, recommends and negotiates the acquisition of our real estate investments and mortgage loans. At the same time, our Advisory Agreement permits our Adviser to conduct other commercial activities and to provide management and advisory services to other entities, including, but not limited to, Gladstone Capital, Gladstone Commercial and Gladstone Investment, each of which is affiliated with us. Each of our executive officers, other than Mr. Parrish, is also an executive officer of Gladstone Commercial, which actively makes real estate investments, and each of our directors and executive officers, other than Messrs. Beckhorn and Parrish, are also executive officers and directors, as applicable, of Gladstone Capital and Gladstone Investment, which actively make loans to and invest in small- and medium-sized companies. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business and that of Gladstone Commercial, Gladstone Investment or Gladstone Capital, which may arise primarily from the involvement of our Adviser, Gladstone Capital, Gladstone Commercial, Gladstone Investment and their affiliates in other activities that may conflict with our business. Examples of these potential conflicts include:

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
The Amended Advisory Agreement entitles our Adviser to incentive compensation based on our FFO, which rewards our Adviser if our quarterly pre-incentive fee FFO exceeds 1.75% (7.0% annualized) of our total adjusted equity. Our pre-incentive fee FFO for a particular quarter for incentive compensation purposes excludes the effect of any unrealized gains, losses, or other items during that quarter that do not affect realized net income, even if these adjustments result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if we incur a net loss for that quarter as determined in accordance with GAAP.
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
There are provisions in our charter and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example:

•
Our articles of incorporation prohibit ownership of more than 3.3% of the outstanding shares of our capital stock by one person, except for certain qualified institutional investors, which are limited to holding 9.8% of our common stock. As of December 31, 2018, David Gladstone, our chairman, chief executive officer, and president, owned approximately 11.1% of our common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owns approximately 3.7% of our common stock, in each case pursuant to an exception approved by our Board of Directors and in compliance with our charter. In addition, the David and Lorna Gladstone Foundation, of which David Gladstone is the CEO and Chairman, owns 1.2% of our common stock. The ownership restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.

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
We may enter into tax protection agreements in the future in connection with the issuance of OP Units to acquire additional properties, which could limit our ability to sell or otherwise dispose of certain properties.

Our Operating Partnership may enter into tax protection agreements in connection with issuing OP Units to acquire additional properties which could provide that if we dispose of any interest in the protected acquired property prior to a certain time, we will indemnify the other party for its tax liabilities attributable to the built-in gain that exists with respect to such property. Therefore, although it may be in our stockholders’ best interests that we sell one of these properties, it may be economically prohibitive for us to do so if we are a party to such a tax protection agreement. While we do not currently have any of these tax protection agreements in place currently, we may enter into such agreements in the future.
Our redemption of OP Units could result in the issuance of a large number of new shares of our common stock and/or force us to expend significant cash, which may limit our funds necessary to make distributions on our common stock.
Following any contractual lock-up provisions, including the one-year mandatory holding period, a non-controlling limited partner of our Operating Partnership may require us to redeem the OP Units it holds. At our election, we may satisfy the redemption through either a cash redemption, the issuance of shares of our common stock on a one-for-one basis, or a combination of the two. However, the limited partners’ redemption right may not be exercised if and to the extent that the delivery of the shares upon such exercise would result in any person violating the ownership and transfer restrictions set forth in our charter.  If a large number of OP Units were redeemed, it could result in the issuance of a large number of new shares of our common stock, which could dilute our existing stockholders’ ownership.  Alternatively, if we were to redeem a large number of OP Units for cash, we may be required to expend significant amounts to pay the redemption price, which may limit our funds necessary to make distributions on our common stock. Further, if we do not have sufficient cash on hand at the time the OP Units are tendered for redemption, we may be forced to sell additional shares of our common stock in order to raise cash, which could cause dilution to our existing stockholders and adversely affect the market price of our common stock.
Our charter grants our Board of Directors the right to classify or reclassify any unissued shares of capital stock, increase or decrease the authorized number of shares and establish the preference and rights of any preferred stock without stockholder approval.
Under our charter, we currently have authority to issue shares of both common stock and preferred stock (inclusive of both our Series A Term Preferred Stock and our Series B Preferred Stock). Our Board of Directors has the authority, without a stockholders’ vote, to classify or reclassify any unissued shares of stock, including common stock, into preferred stock (or vice versa), to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class or series of shares to be issued. Because our Board of Directors has the power to establish the preferences and rights of additional classes or series of stock without a stockholders’ vote, our Board of Directors may give the holders of any class or series of stock preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.
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
In addition to our outstanding borrowings and common stock, our capital structure also includes our Series A Term Preferred Stock and Series B Preferred Stock. In the future, we may attempt to increase our capital resources by completing additional offerings of our Series A Term Preferred Stock, Series B Preferred Stock, or other equity securities or by issuing debt securities. In the event of a liquidation, lenders with respect to any outstanding borrowings (including our lines of credit), holders of any debt securities, and holders of any preferred stock issuances (including our Series A Term Preferred Stock, our Series B Preferred Stock, and any other preferred stock with parity ranking we may issue in the future) would receive a distribution of our available assets in full prior to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Holders of our common stock are not entitled to preemptive rights or other protection against dilutions. As additional acquisition opportunities arise, we may issue additional shares of common stock or preferred stock, or we may issue OP Units, which are redeemable for cash or, at our option, our common stock on a one-to-one basis, to raise the capital necessary to finance these acquisitions, thus potentially further diluting stockholders’ equity. As such, our common stockholders bear the risk of our future offerings reducing the per-share trading price of our common stock and diluting their interest in us. Further, holders of our Series A Term Preferred Stock and Series B Preferred Stock rank senior in priority of dividend payments, which may restrict our ability to declare and pay dividends to our common stockholders at the current rate, or at all.
We may not have sufficient earnings and profits to pay distributions on the Series A Term Preferred Stock, Series B Preferred Stock, or common stock to be treated as dividends.
The distributions payable by us on the Series A Term Preferred Stock, Series B Preferred Stock, or common stock may exceed our current and accumulated earnings and profits, as calculated for U.S. federal income tax purposes, at the time of payment. If that were to occur, it would result in the amount of distributions that exceed our current and accumulated earnings and profits being treated first as a return of capital to the extent of the holder’s adjusted tax basis in the Series A Term Preferred Stock, Series B Preferred Stock, or common stock and then, to the extent of any excess over such adjusted tax basis, as capital gain.
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
If we lose our REIT status or if it was revoked, we would face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we would be subject to federal income tax at regular corporate rates and might need to borrow money or sell assets to pay any such tax;

•	we also could be subject to increased state and local taxes and, for taxable years ended on or before December 31, 2017, the federal alternative minimum tax; and

•	unless we are entitled to relief under statutory provisions, we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.
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
In particular, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities other than government securities, securities of TRSs and qualified real estate assets generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets other than government securities, securities of TRSs and qualified real estate assets can consist of the securities of any one issuer, and no more than 20% (or 25% for taxable years ended on or before December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs.
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
To maintain our qualification as a REIT, no more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year, beginning with the second year after our election to be treated as a REIT. To facilitate compliance with this requirement, our charter prohibits any individual from owning more than 3.3% in value of our outstanding stock. Pursuant to an exception from this limit contained in our charter, as of December 31, 2018, David Gladstone owned approximately 11.1% of our outstanding common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owned approximately 3.7% of our outstanding common stock. For purposes of the REIT stock ownership diversification requirements, the shares owned by the Gladstone Future Trust are attributed to Mr. Gladstone, resulting in Mr. Gladstone having an aggregate beneficial ownership of 14.8% of our outstanding common stock. Our Board of Directors may also reduce the 3.3% ownership limitation if it determines that doing so is necessary for us to maintain our qualification for REIT treatment. However, such a reduction would not be effective for any stockholder who beneficially owns more than the reduced ownership limit. We believe that we have satisfied the ownership diversification requirements, including with respect to our taxable year ended December 31, 2018. However, if, at any point in time, we are unable to comply with the ownership diversification requirements, we could fail to maintain our qualification as a REIT, which could require us to pay taxes and negatively impact our cash available for future distribution.
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
Risks Relating to the Market for our Common Stock, Series A Term Preferred Stock, and Series B Preferred Stock
Future issuances and sales of shares of our common stock or Series A Term Preferred Stock, other series of publicly-traded preferred securities, or the perception that such issuances will occur, may have adverse effects on the trading prices of our shares.
We cannot predict the effect, if any, of future issuances and sales of our common stock, Series A Term Preferred Stock, Series B Preferred Stock, possible other series of preferred securities, or the availability of shares for future sales, on the market price of our common stock or Series A Term Preferred Stock, each of which is publicly traded. Sales of substantial amounts of our common stock (including shares of our common stock issuable upon the conversion of OP Units that we may issue from time to time), Series A Term Preferred Stock, or Series B Preferred Stock or the perception that these sales could occur may adversely affect prevailing market prices for our common stock, Series A Term Preferred Stock, or Series B Preferred Stock (if and when listed on a national securities exchange).
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
There is currently no public market for the Series B Preferred Stock, and we do not intend to apply for quotation on Nasdaq until after the offering’s Termination Date (as defined elsewhere in this Form 10-K). Even after listing, if achieved, a liquid secondary trading market may not develop, and the features of the Series B Preferred Stock may not provide you with favorable liquidity options.
There is currently no public market for the Series B Preferred Stock, and we do not intend to apply to list the Series B Preferred Stock on Nasdaq or another national securities exchange or to include these shares for quotation on any national securities market until the calendar year following the offering’s Termination Date. Until shares of the Series B Preferred Stock are listed on Nasdaq or another national securities exchange, if ever, holders of such shares may be unable to sell them at all or, if they are able to, only at substantial discounts from the liquidation preference. Even if the Series B Preferred Stock is listed on Nasdaq or another national securities exchange within one calendar year of the offering’s Termination Date, as anticipated, there is a risk that such shares may be thinly traded, and the market for such shares may be relatively illiquid compared to the market for other types of securities, with the spread between the bid and asked prices considerably greater than the spreads of other securities with comparable terms and features. Additionally, our charter contains restrictions on the ownership and transfer of our securities, including the Series B Preferred Stock, and these restrictions may inhibit your ability to sell the Series B Preferred Stock promptly, or at all. Also, since the Series B Preferred Stock does not have a stated maturity date, you may be forced to hold your Series B Preferred Stock and receive stated dividends on the shares of Series B Preferred Stock when, as, and if authorized by our Board of Directors and declared by us with no assurance as to ever receiving the liquidation preference.
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
We may voluntarily redeem some or all of the Series B Preferred Stock on or after the first anniversary of the offering’s Termination Date. Any such redemptions may occur at a time that is unfavorable to holders of the Series B Preferred Stock. We may have an incentive to redeem the Series B Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a dividend or interest rate that is lower than the dividend rate on the Series B Preferred Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about our 85 farms as of December 31, 2018 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California	33	10,147	9,336	$249,984	$168,158
Florida	22	17,184	12,981	154,749	97,262
Arizona(3)	6	6,280	5,228	53,849	22,359
Colorado	10	31,448	24,513	42,098	25,468
Nebraska	2	2,559	2,101	10,464	7,050
Washington	1	746	417	8,845	5,236
Texas	1	3,667	2,219	8,418	5,280
Oregon	3	418	363	5,946	3,375
Michigan	5	446	291	4,980	2,768
North Carolina	2	310	295	2,323	1,270
	85	73,205	57,744	$541,656	$338,226

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Includes Investments in real estate, net (excluding improvements paid for by the tenant) and Lease intangibles, net; plus net above-market lease values and lease incentives included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Consolidated Balance Sheet.

(2)	Excludes approximately $2.3 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Consolidated Balance Sheet.

(3)
Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $2.7 million as of December 31, 2018 (included in Lease intangibles, net on the accompanying Consolidated Balance Sheet).

See “Schedule III, Real Estate and Accumulated Depreciation,” included elsewhere in this Form 10-K, for a detailed listing of the properties in our portfolio.

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
Market Information
Our common stock is traded on Nasdaq under the symbol “LAND.”
Distribution Information
Since our IPO on January 29, 2013, we have never missed a payment of a scheduled distribution on our common stock, which are declared quarterly and paid monthly. Our Board of Directors regularly evaluates our per-share distribution payments as they monitor the capital markets and the impact that the economy has on the Company. The decision as to whether to authorize and pay distributions on shares of our common stock in the future, as well as the timing, amount, and composition thereof, will be at the sole and absolute discretion of our Board of Directors in light of conditions then existing, including our earnings, taxable income, FFO, adjusted FFO, financial condition, liquidity, capital requirements, debt maturities, the availability of capital, contractual prohibitions or other restrictions, legal requirements (including applicable requirements that we must satisfy to qualify and to maintain our qualification to be taxed as a REIT), and general overall economic conditions and other factors. While the statements above concerning our distribution policy represent our current expectations, any actual distribution payable will be determined by our Board of Directors based upon the circumstances at the time of declaration and the actual number of common shares then outstanding, and any common distribution payable may vary from such expected amounts.
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
Stockholder Information
As of February 6, 2019:

•	there were 13 registered holders of record and approximately 13,379 beneficial owners of our common stock; and

•
other than those owned by the Company, there were two other holders of record and beneficial owners of our OP Units. After a mandatory one-year holding period, our OP Units are redeemable at the option of the holder for cash or, at our election, shares of our common stock on a one-for-one basis.

OP Unit Redemptions
Since January 1, 2018, through the date of this filing, a total of 605,305 OP Units were tendered for redemption. As a result, we issued 565,890 shares of common stock (in exchange for 565,890 of the tendered OP Units), and we satisfied the redemption of the remaining 39,415 tendered OP Units with an aggregate cash payment of approximately $521,000 (approximately $13.21 per OP Unit). These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock. Currently, there are 402,800 OP Units outstanding that are held by non-controlling limited partners and which are eligible to be tendered for redemption.

ITEM 6.	SELECTED FINANCIAL DATA
This Item is not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 86 farms comprised of 73,900 acres across 10 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
We were incorporated in 1997, primarily for the purpose of operating strawberry farms through our former subsidiary, Coastal Berry Company, LLC (“Coastal Berry”), an entity that provided growing, packaging, marketing, and distribution of fresh berries and other agricultural products. We operated Coastal Berry as our primary business until 2004, when it was sold to Dole Food Company. Since 2004, our operations have consisted solely of leasing our farms to unrelated third-party tenants (with the exception of one farm that was leased, on a temporary basis, to our TRS under a short-term lease that expired on July 31, 2018).
We conduct substantially all of our activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, approximately 97.8% of the units of limited partnership interest in the Operating Partnership (“OP Units”). In addition, we have elected for Gladstone Land Advisers, Inc. (“Land Advisers”), a wholly-owned subsidiary of ours, to be treated as a taxable REIT subsidiary (“TRS”).
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits, and general expenses.
As of February 25, 2019:

•	we owned 86 farms comprised of 73,900 total acres across 10 states;

•	our occupancy rate (based on gross acreage) was 100.0%, and our farms were leased to 64 different, unrelated third-party tenants growing over 40 different types of crops;

•	the weighted-average remaining lease term across our real estate holdings was 5.7 years; and

•	the weighted-average remaining fixed-price term of our borrowings was 5.9 years, and the expected weighted-average effective interest rate was 3.58%.
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated third-party tenants to a current portfolio of 86 farms leased to 64 different, unrelated third-party tenants. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also diversified our portfolio into farmland suitable for other crop types, including permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes) and, to a lesser extent, certain commodity crops (e.g., beans and corn). The following table summarizes the different sources of revenues for our properties owned and with leases in place as of and for the years ended December 31, 2018 and 2017 (dollars in thousands):

	As of and For the Year Ended December 31, 2018				As of and For the Year Ended December 31, 2017				Annualized Straight-line Rent as of December 31, 2018(1)
Revenue Source	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Rental Revenue	Total Farmable Acres	% of Total Farmable Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
Annual, biennial, and short-lived perennial crops – fresh produce(2)	17,961	31.1%	$15,383	52.4%	14,694	30.1%	$14,500	59.7%	$16,831	53.7%
Annual, biennial, and short-lived perennial crops – commodity crops(3)	31,740	55.0%	4,038	13.8%	30,160	58.1%	3,615	14.4%	4,442	14.1%
Subtotal – Total annual, biennial, and short-lived perennial crops	49,701	86.1%	19,421	66.2%	44,854	88.2%	18,115	74.1%	21,273	67.8%
Permanent (long-lived perennial) crops(4)	8,043	13.9%	8,058	27.5%	6,040	11.8%	5,021	17.9%	8,210	26.2%
Subtotal – Total crops	57,744	100.0%	27,479	93.7%	50,894	100.0%	23,136	92.0%	29,483	94.0%
Facilities and other(5)	—	—%	1,843	6.3%	—	—%	1,975	8.0%	1,869	6.0%
Total	57,744	100.0%	$29,322	100.0%	50,894	100.0%	$25,111	100.0%	$31,352	100.0%

(1)	Annualized straight-line rent amount is based on the minimum rental payments guaranteed under the lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(2)
Includes certain berries and other fruits, such as melons, raspberries, and strawberries; legumes, such as peanuts; and vegetables, such as arugula, broccoli, cabbage, carrots, celery, cilantro, cucumbers, edamame, green beans, kale, lettuce, mint, onions, peas, peppers, potatoes, radicchio, spinach, and tomatoes.

(3)	Includes alfalfa, barley, corn, edible beans, grass, popcorn, sorghum, soybeans, and wheat.

(4)	Includes almonds, apples, avocados, blackberries, blueberries, cherries, figs, lemons, pistachios, and wine grapes.

(5)
Consists primarily of rental revenue from: (i) farm-related facilities, such as cooling facilities, packinghouses, distribution centers, residential houses for tenant farmers, and other farm-related buildings; (ii) two oil and gas surface area leases and a telecommunications lease on small parcels of three of our properties; and (iii) unimproved or non-farmable acreage on certain of our farms.

The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations (by state) of our farms owned and with leases in place for the years ended December 31, 2018 and 2017 (dollars in thousands):

	As of and For the Year Ended December 31, 2018				As of and For the Year Ended December 31, 2017				Annualized Straight- line Rent as of December 31, 2018(1)
State	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Total Rental Revenue	% of Total Rental Revenue
California(2)	10,147	13.8%	$13,637	46.5%	8,080	12.8%	$12,006	47.8%	$14,646	46.7%
Florida	17,184	23.5%	8,132	27.7%	11,006	17.5%	6,585	26.2%	9,388	29.9%
Colorado	31,448	42.9%	2,743	9.4%	31,450	49.9%	2,704	10.8%	2,743	8.7%
Arizona	6,280	8.6%	2,041	7.0%	6,280	10.0%	1,572	6.3%	2,152	6.9%
Oregon	418	0.6%	893	3.0%	2,313	3.7%	1,189	4.7%	511	1.6%
Washington	746	1.1%	718	2.4%	746	1.1%	152	0.6%	490	1.6%
Nebraska	2,559	3.5%	580	2.0%	2,559	4.1%	580	2.3%	592	1.9%
Michigan	446	0.6%	370	1.3%	270	0.4%	249	1.0%	173	0.6%
North Carolina	310	0.4%	148	0.5%	310	0.5%	74	0.3%	131	0.4%
Texas	3,667	5.0%	60	0.2%	—	—%	—	—%	526	1.7%
Total	73,205	100.0%	$29,322	100.0%	63,014	100.0%	$25,111	100.0%	$31,352	100.0%

(1)	Annualized straight-line rent is based on the minimum rental payments guaranteed under the lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(2)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across four of these growing regions.

Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 5 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 63 of our farms are leased on a pure, triple-net basis, 19 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), and 4 farms are leased on a gross basis (with the landlord responsible for the related property taxes, insurance, and maintenance on the property). Additionally, 22 of our farms are leased under agreements that include a participation rent component based on the gross revenues earned on the respective farms.
Lease Expirations
Farm leases are often short-term in nature, so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the properties owned and with leases in place as of December 31, 2018 (dollars in thousands):

Year	Number of Expiring Leases		Expiring Leased Acreage	% of Total Acreage	Rental Revenue for the Year Ended December 31, 2018	% of Total Rental Revenue
2019	7	(1)	6,878	9.4%	$920	3.1%
2020	9		28,655	39.1%	6,713	22.9%
2021	6		8,547	11.7%	2,463	8.4%
2022	2		269	0.4%	696	2.4%
2023	5		5,151	7.0%	4,725	16.1%
Thereafter	25		20,859	28.5%	12,635	43.1%
Other(2)	9		2,846	3.9%	1,170	4.0%
Totals	63		73,205	100.0%	$29,322	100.0%

(1)
Includes two leases that were extended for additional periods of one year and three years, respectively, subsequent to December 31, 2018 (see “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity” below for additional information on these and other recent leasing activities). In connection with these two leases, we recorded aggregate rental revenues of approximately $509,000 during the year ended December 31, 2018.

(2)
Includes: (i) one farm that was sold during the year ended December 31, 2018, for which we recorded rental revenue of approximately $402,000 during the year; (ii) two leases that expired on December 31, 2018 (both of which were re-leased subsequent to December 31, 2018 (see “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity” below)), for which we recorded aggregate rental revenues of approximately $580,000 during the year; (iii) two properties that were vacant as of December 31, 2018 (both of which were re-leased subsequent to December 31, 2018 (see “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity” below)), for which we recorded rental revenue of approximately $142,000 during the year; and (iv) ancillary leases (e.g., oil, gas, and mineral leases, telecommunications leases, etc.) on certain of our farms, for which we recorded aggregate rental revenues of approximately $46,000 during the year ended December 31, 2018.

We currently have four agricultural leases scheduled to expire within the next six months (three in Florida and one in Arizona). We are currently in negotiations with the existing tenants on all of these farms, as well as other potential tenants, and we anticipate being able to renew each of the leases at their respective current market rental rates without incurring any downtime on any of the farms. We currently anticipate the lease renewals on our Florida farms to be at rental rates that are higher than that of the respective prior leases, while we anticipate the lease on the Arizona farm to be re-leased at a slightly lower rental rate. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since January 1, 2018, through the date of this filing, we have acquired 14 farms, which are summarized in the table below (dollars in thousands):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Taft Highway(3)	Kern, CA	1/31/2018	161	1	Potatoes and Melons	N/A	N/A	$2,945	$32	$—
Cemetery Road	Van Buren, MI	3/13/2018	176	1	Blueberries	9.6 years	None	2,100	39	150
Owl Hammock(4)	Collier & Hendry, FL	7/12/2018	5,630	5	Vegetables and Melons	7.0 years	2 (5 years)	37,350	196	2,148
Plantation Road	Jackson, FL	9/6/2018	574	1	Peanuts and Melons	2.3 years	None	2,600	35	142
Flint Avenue	Kings, CA	9/13/2018	194	2	Cherries	15.3 years	1 (5 years)	6,850	51	523
Sunnyside Avenue	Madera, CA	11/1/2018	951	1	Figs and Pistachios	8.0 years	2 (5 years)	23,000	41	1,237	(5)
Bunker Hill(6)	Hartley, TX	11/20/2018	3,667	1	Chip Potatoes	1.1 years	None	8,400	32	356
Olsen Road(7)	Merced, CA	12/6/2018	761	1	Almonds	0.9 years	3 (5 years) & 1 (3 years)	8,181	40	25	(5)
Somerset Rd	Lincoln, NE	1/22/2019	695	1	Popcorn and Beans	4.9 years	1 (5 years)	2,400	24	126
			12,809	14				$93,826	$490	$4,707

(1)
Acquisitions were accounted for as asset acquisitions in accordance with Accounting Standards Codification 360, “Property, Plant, and Equipment.” As such, all acquisition-related costs were capitalized and allocated among the identifiable assets acquired. The figures above represent only costs paid or accrued for as of the date of this filing.

(2)	Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(3)	Farm was purchased with no lease in place at the time of acquisition. See “Existing Properties—Leasing Activity” below for discussion on the lease recently executed on this farm.

(4)
In connection with the acquisition of this property, we committed to provide up to $2.0 million of capital for certain irrigation and property improvements. As stipulated in the lease, we will earn additional rental income on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year’s minimum cash rent per the lease).

(5)
These leases provide for a participation rent component based on the gross crop revenues earned on the respective farms. The rent figures above represent only the minimum cash guaranteed under the respective leases.

(6)	Purchase price is net of a $100,000 credit provided to us by the seller.

(7)
Lease provided for an initial rent payment of approximately $471,000 to be paid upon commencement of the lease, with all subsequent annual rent payments to be participation rents based on the gross revenues earned on the farm. In accordance with GAAP, the initial rent payment (which represents the only cash rental payment guaranteed under the lease) is being recognized over the full term of the lease, including all tenant renewal options (which management believes to represent the minimum lease term, as defined by GAAP).

Existing Properties
Property Dispositions
Land Exchange
On June 7, 2018, we completed a transaction with the current tenant on one of our Florida farms where we exchanged land for total consideration consisting of both land and cash. As a result of the transaction, we sold 26 net acres for total cash proceeds of approximately $132,000 and, after paying closing costs, recognized a nominal loss on the exchange.
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
Leasing Activity
The following table summarizes the leasing activity that has occurred on our existing properties since January 1, 2018 (dollars in thousands, except footnotes):

			PRIOR LEASES(1)			NEW LEASES(2)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(3)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)	Total Annualized Straight-line Rent(3)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)
AZ, CA, FL, MI, & NE	17	7,366	$2,767	2	10 / 7	$2,857	4.1	7	12 / 5

(1)	Includes the farm previously leased to Land Advisers, during which time no rental income was recognized, and a farm that was previously vacant.

(2)	In connection with certain of these leases, we committed to provide aggregate capital of up to approximately $1.0 million for certain irrigation and other improvements on these farms.

(3)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.

As a result of certain early lease terminations, we recorded approximately $108,000 of aggregate bad debt expense (included within Property operating expenses on our accompanying Consolidated Statements of Operations) during the year ended December 31, 2018, in connection with certain deferred rent asset and rent receivable balances that were written off. In addition, in connection with the early termination of a lease that had a deferred rent liability balance of approximately $84,000, in accordance with ASC 360-10, we recognized this amount as additional rental income on the lease termination date, which occurred during the year ended December 31, 2018.
Project Completions
In connection with certain lease agreements executed by us, we committed to provide additional capital for various capital improvements on certain of our farms, which improvements were completed during the year ended December 31, 2018, at an aggregate total cost of approximately $4.6 million. As a result of these improvements, and as stipulated in the respective lease agreements, we will earn additional straight-line rental income of approximately $314,000 per year, in the aggregate, throughout the remaining terms of the respective leases.
See Note 3, “Real Estate and Lease Intangibles—Significant Real Estate Activity—Project Completions,” in the accompanying notes to our consolidated financial statements for additional information on each of these projects. In addition, for information on certain other ongoing capital improvement projects, see Note 8, “Commitments and Contingencies—Operating Obligations,” in the accompanying notes to our consolidated financial statements.
TRS Lease Assumption
On October 17, 2017, Land Advisers entered into an Assignment and Assumption of Agricultural Lease (the “Assigned TRS Lease”) with the previously-existing tenant on a 169-acre farm located in Ventura County, California. The Assigned TRS Lease was then amended (only to shorten the term and to remove any tenant renewal options), expired on July 31, 2018. In addition, in connection with the initial operations on the farm, on October 17, 2017, Land Advisers issued a $1.7 million unsecured promissory note to the Company that matured on July 31, 2018, and bore interest at a rate equal to the prime rate plus a spread of 5.0% per annum.
During the year ended December 31, 2018, the rent owed to us from Land Advisers as a result of the Assigned TRS Lease, the principal balance of the promissory note Land Advisers issued to us, and the interest owed thereon were all forgiven by us. All such related amounts have been eliminated in consolidation, and, as a result, no rental or interest income from Land Advisers was recognized by us during the year ended December 31, 2018.
Effective August 1, 2018, this farm was leased to a new, unrelated third-party tenant under a 10-year lease (see table above under “Leasing Activity”).
Financing Activity
Debt Activity
Since January 1, 2018, through the date of this filing, we have incurred the following new, long-term borrowings (dollars in thousands):

Lender(1)	Date of Issuance	Principal Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Expected Effective Interest Rate(2)	Interest Rate Terms
Farmer Mac	3/13/2018	$1,260	3/13/2028	None	4.47%	4.47%	Fixed throughout its term
Farm Credit West	4/11/2018	1,473	5/1/2038	20.5 years	4.99%	4.24%	Fixed through 4/30/2023 (variable thereafter)
Farm Credit FL	7/12/2018	16,850	8/1/2043	25.0 years	5.38%	4.06%	Fixed through 7/31/2025 (variable thereafter)
Farm Credit FL	7/17/2018	5,560	8/1/2043	25.0 years	5.38%	4.06%	Fixed through 7/31/2025 (variable thereafter)
Farmer Mac	7/30/2018	10,356	7/24/2025	None	4.45%	4.45%	Fixed throughout its term
Farmer Mac	8/17/2018	7,050	8/17/2021	None	4.06%	4.06%	Fixed throughout its term
SWGA Farm Credit	9/6/2018	1,560	10/1/2043	25.0 years	5.06%	4.31%	Fixed through 10/1/2023 (variable thereafter)
Farmer Mac	9/13/2018	4,110	9/13/2028	96.9 years	4.57%	4.57%	Fixed throughout its term
Farm Credit West	11/1/2018	13,800	11/1/2043	25.0 years	5.61%	4.86%	Fixed through 10/31/2028 (variable thereafter)
Plains Land Bank	11/20/2018	5,280	12/1/2043	25.0 years	5.40%	4.65%	Fixed through 11/30/2023 (variable thereafter)
Diversified Financial(3)	12/3/2018	1,295	11/27/2025	7.0 years	5.70%	5.70%	Fixed throughout its term
Premier Farm Credit	2/7/2019	1,440	11/1/2043	25.0 years	5.45%	4.70%	Fixed through 11/1/2023 (variable thereafter)

(1)	For further discussion on borrowings from each of these lenders, refer to Note 4, “Borrowings,” in the accompanying notes to our consolidated financial statements.

(2)
On borrowings from the various Farm Credit associations, we receive interest patronage, or refunded interest, which is typically received in the calendar year following the year in which the related interest expense was accrued. The Expected effective interest rates reflected in the table above are the interest rates net of expected interest patronage, which is based on either historical patronage actually received (for pre-existing lenders whom we have received interest patronage from) or indications from the respective lenders of estimated patronage to be paid (for new lenders). See Note 4, “Borrowings,” in the accompanying notes to our consolidated financial statements for additional information on interest patronage received in current and prior years.

(3)	This loan was issued in two separate disbursements: approximately $688,000 was disbursed on December 3, 2020, and approximately $607,000 was disbursed on December 20, 2018.

Proceeds from these financings were used to fund new acquisitions, repay existing indebtedness, and for general corporate purposes. Gladstone Securities, LLC (“Gladstone Securities”), an affiliate of ours, earned total financing fees of approximately $85,000 in connection with securing these financings.
Equity Activity
Series B Preferred Stock
On May 31, 2018, we filed a prospectus supplement with the SEC for a continuous public offering of up to 6,000,000 shares (the “Primary Offering”) of our newly-designated Series B Preferred Stock at an offering price of $25.00 per share for gross proceeds of up to $150.0 million and net proceeds (after deducting dealer-manager fees, selling commissions, and estimated expenses of the offering payable by us) of up to approximately $131.3 million, assuming all shares of the Series B Preferred Stock are sold in the Primary Offering. The Series B Preferred Stock is being offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, our dealer-manager for the Primary Offering. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” within the accompanying notes to our consolidated financial statements for more details on the Dealer-Manager Agreement.
From January 1, 2018, through the date of this filing, we sold 1,598,468 shares of the Series B Preferred Stock for gross proceeds of approximately $39.3 million and net proceeds (after deducting selling commissions and dealer-manager fees borne by us) of approximately $36.0 million. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales were approximately $3.3 million (of which approximately $3.1 million was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers). In addition, to date, 600 shares of the Series B Preferred Stock have been tendered for redemption at a cash redemption price of $22.50 per share. As such, we paid a total redemption price of approximately $14,000 to redeem and retire these shares.
The offering of the Series B Preferred Stock will terminate on the date that is the earlier of either June 1, 2023 (unless terminated earlier or extended by our Board of Directors), or the date on which all 6,000,000 shares offered in the Primary Offering are sold (the “Termination Date”). There is currently no public market for shares of the Series B Preferred Stock; however, we intend to apply to list the Series B Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the Termination Date, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
Common Stock
Secondary Offerings
From January 1, 2018, through the date of this filing, we completed two overnight public offerings of our common stock. In the aggregate, these offerings resulted in the issuance of 2,715,000 new shares (including 165,000 shares issued as a result of the underwriters exercising their over-allotment options) of our common stock for aggregate gross proceeds of approximately $33.6 million and net proceeds (after deducting underwriting discounts and offering expenses borne by us) of approximately $31.8 million.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (“Sales Agreements”) with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”).
From January 1, 2018, through the date of this filing, we sold 986,955 shares of our common stock under the ATM Program at an average sales price of $12.95 per share for gross proceeds of approximately $12.8 million and net proceeds (after deducting offering expenses borne by us) of approximately $12.6 million. To date, we have sold 1,595,591 shares of our common stock at an average sales price of $12.87 per share under the ATM Program for gross proceeds of approximately $20.5 million and net proceeds (after deducting offering expenses borne by us) of approximately $20.2 million.
OP Unit Redemptions
From January 1, 2018, through the date of this filing, a total of 605,305 OP Units were tendered for redemption. As a result, we issued 565,890 shares of common stock (in exchange for 565,890 of the tendered OP Units), and we satisfied the redemption of the remaining 39,415 tendered OP Units with an aggregate cash payment of approximately $521,000 (approximately $13.21 per OP Unit). Currently, there are 402,800 OP Units outstanding that are held by non-controlling limited partners and which are eligible to be tendered for redemption.
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator (both affiliates of ours), which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. The investment advisory agreement with our Adviser that was in effect through March 31, 2017 (the “Prior Advisory Agreement”), and the current administration agreement with our Administrator (the “Administration Agreement”) each became effective February 1, 2013. We entered into the Amended Advisory Agreement with our Adviser on April 11, 2017.
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
Amended Advisory Agreement
Pursuant to the Amended Advisory Agreement, effective April 1, 2017, our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2018 meeting, our board of Directors reviewed and renewed the Amended Advisory Agreement for an additional year, through August 31, 2019. Each of the base management, incentive, and capital gains fees is described below.
Base Management Fee
A base management fee is paid quarterly and is calculated as 2.0% per annum (0.50% per quarter) of the prior calendar quarter’s total adjusted equity, which is defined as total equity plus total mezzanine equity, if any (each as reported on the balance sheet), adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items (“Total Adjusted Equity”). Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs.
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
Former Emerging Growth Company Status
Through December 30, 2018, we were an “emerging growth company,” as defined in the JOBS Act, and were permitted to take advantage of certain exemptions from various reporting requirements that were applicable to other public companies that are not “emerging growth companies.” In particular, Section 107 of the JOBS Act provides that an emerging growth company may choose to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards, meaning that the company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Additionally, we were eligible to take advantage of certain other exemptions from various reporting requirements that were applicable to public companies that are not emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As an emerging growth company, we had the ability to defer compliance with new or revised accounting standards to the dates on which adoption of such standards was required for private companies for as long as we maintained our emerging company status. The election to defer such compliance did not have a material impact on our financial statements and the comparability of our financial statements to that of similar public companies.
Current Smaller Reporting Company Status

As of December 31, 2018, we qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $250 million or less than $100 million in annual revenues for the previous year and no public float. Companies can also qualify as a smaller reporting company if they have annual revenues of less than $100 million for the previous year and a public float of less than $700 million. Though we are no longer an emerging growth company, as a smaller reporting company, we have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
Critical Accounting Policies
The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies are provided in Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements, located elsewhere in this Form 10-K, and a summary of our critical accounting policies is below. We consider these policies to be critical because they involve estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations. There were no material changes in our critical accounting policies during the year ended December 31, 2018.
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
Whether an acquisition is considered an asset acquisition or a business combination, both ASC 360 and ASC 805 require that the purchase price of real estate be allocated to (i) the tangible assets acquired and liabilities assumed, and, if applicable, (ii) any identifiable intangible assets and liabilities, by valuing the property as if it was vacant, based on management’s determination of the relative fair values of such assets and liabilities as of the date of acquisition.
For a more detailed discussion on this accounting policy, see Note 2, “Summary of Significant Accounting Policies—Real Estate and Lease Intangibles,” in the accompanying notes to our consolidated financial statements.
Recently-Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies—Recently-Issued Accounting Pronouncements,” in the accompanying notes to our consolidated financial statements for a description of recently-issued accounting pronouncements.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses with regard to the comparison between the years ended December 31, 2018 and 2017:

▪	Same-property basis represents properties owned as of December 31, 2016, and were not vacant at any point during either period presented.

▪	Properties acquired during the prior year are properties acquired during the year ended December 31, 2017.

▪
Properties acquired subsequent to prior year are properties acquired subsequent to December 31, 2017 (including one farm acquired during the year ended December 31, 2018, which was purchased without a lease in place and was mostly vacant during a majority of the year); and

▪
Disposed of, vacant, or self-operated farms represent properties that were either (i) disposed of during either period presented, (ii) vacant (either wholly or partially) at any point during either period presented, or (iii) operated by a wholly-owned subsidiary of ours (in which case no rental revenues would have been recognized on our consolidated statements of operations). We had two properties that were vacant for a portion of the year ended December 31, 2018. In addition, we sold one property during each of the years ended December 31, 2018 and 2017, and one of our farms was leased to Land Advisers during a portion of each of the years ended December 31, 2018 and 2017.

A comparison of our operating results for the years ended December 31, 2018 and 2017 is below (dollars in thousands):

	For the Years Ended December 31,
	2018	2017	$ Change	% Change
Operating revenues:
Total rental revenues	$29,322	$25,111	$4,211	16.8%
Tenant recovery revenue	40	11	29	263.6%
Other operating revenues	7,325	—	7,325	NM
Total operating revenues	36,687	25,122	11,565	46.0%
Operating expenses:
Depreciation and amortization	9,375	7,237	2,138	29.5%
Property operating expenses	2,043	1,323	720	54.4%
Management, incentive, and capital gains fees, net of credits	2,451	2,675	(224)	(8.4)%
Administration fee	1,275	914	361	39.5%
General and administrative expenses	1,751	1,597	154	9.6%
Other operating expenses	7,680	—	7,680	NM
Total operating expenses, net of credits	24,575	13,746	10,829	78.8%
Other income (expense)
Other income	373	206	167	81.1%
Interest expense and financing costs	(12,130)	(9,762)	(2,368)	24.3%
Dividends declared on Series A Term Preferred Stock	(1,833)	(1,833)	—	—%
Gain (loss) on dispositions of real estate assets, net	5,532	(21)	5,553	NM
Property and casualty loss	(194)	—	(194)	NM
Loss on write-down of inventory	(1,094)	—	(1,094)	NM
Total other income (expense)	(9,346)	(11,410)	2,064	(18.1)%
Net income (loss)	2,766	(34)	2,800	NM
Net (income) loss attributable to non-controlling interests	(137)	3	(140)	NM
Net income (loss) attributable to the Company	2,629	(31)	2,660	NM
Dividends declared on Series B Preferred Stock	(379)	—	(379)	NM
Net income (loss) attributable to common stockholders	$2,250	$(31)	$2,281	NM
NM = Not Meaningful
Operating Revenues
Same-property Analysis (dollars in thousands)

Rental Revenues:	For the Years Ended December 31,
	2018	2017	$ Change	% Change
Same-property basis – Fixed rents	$18,969	$19,318	$(349)	(1.8)%
Same-property basis – Participation rents	766	304	462	152.0%
Properties acquired during prior year – Fixed rents	6,999	4,541	2,458	54.1%
Properties acquired during prior year – Participation rents	444	—	444	—
Properties acquired subsequent to prior year	1,611	—	1,611	—
Disposed of, vacant, or self-operated properties	533	948	(415)	(43.8)%
	$29,322	$25,111	$4,211	16.8%
On a same-property basis, revenues from fixed rents for the year ended December 31, 2018, decreased by 1.8% from the prior year. This decrease was primarily due to the renewal of certain leases at lower rental rates subsequent to December 31, 2016, partially offset by additional revenues earned on capital improvements constructed on certain properties since December 31, 2016. During the years ended December 31, 2018 and 2017, we earned participation rents from 13 farms and 1 farm, respectively, the majority of which was earned from farms in the Pacific region growing permanent crops. Rental revenues from acquired properties increased for the year ended December 31, 2018, as compared to the prior year, due to the additional revenues recorded from owning the 16 farms we acquired during the year ended December 31, 2017, for the full year in 2018, coupled with additional revenues earned on the 13 new farms we acquired during the year ended December 31, 2018. Rental revenues from disposed of, vacant, or self-operated properties decreased for the year ended December 31, 2018, as compared to the prior year, due primarily to the loss of rental income on the farm sold during the year ended December 31, 2018, and a 169-acre farm in California that, until July 31, 2018, was operated by Land Advisers (revenue from rents owed to us by Land Advisers was eliminated upon consolidation).
Other Operating Revenues
Tenant recovery revenue represents real estate taxes and insurance premiums paid on certain of our properties that, per the leases, are required to be reimbursed by the tenant. Corresponding amounts were also recorded as property operating expenses during the respective periods.
Other operating revenues primarily represent revenues earned from the sales of harvested crops on a farm that was operated by Land Advisers from October 17, 2017, until July 31, 2018, at which time the farm was leased to a new, unrelated third-party tenant under a 10-year lease.
Operating Expenses
Same-property Analysis (dollars in thousands)

Depreciation and amortization:	For the Years Ended December 31,
	2018	2017	$ Change	% Change
Same-property basis	$5,772	$5,726	$46	0.8%
Properties acquired during prior year	3,178	1,265	1,913	151.2%
Properties acquired subsequent to prior year	283	—	283	—
Disposed of, vacant, or self-operated properties	142	246	(104)	(42.3)%
	$9,375	$7,237	$2,138	29.5%
Depreciation and amortization expense on a same-property basis increased slightly for the year ended December 31, 2018, as compared to the prior year, primarily as a result of additional depreciation on site improvements completed on certain properties subsequent to December 31, 2016, partially offset by the expiration of certain lease intangible amortization periods subsequent to December 31, 2016. Depreciation and amortization expense on acquired properties increased for the year ended December 31, 2018, as compared to the prior year, due to the additional depreciation and amortization expense recorded from owning the 16 farms we acquired during the year ended December 31, 2017, for the full year in 2018, coupled with the additional depreciation and amortization expense incurred on the 13 new farms we acquired during the year ended December 31, 2018. Depreciation and amortization expense on disposed of, vacant, or self-operated properties decreased for the year ended December 31, 2018, as compared to the prior year, primarily as a result of farms sold during each of the years ended December 31, 2018 and 2017.

Property operating expenses:	For the Years Ended December 31,
	2018	2017	$ Change	% Change
Same-property basis	$1,123	$1,038	$85	8.2%
Properties acquired during prior year	733	272	461	169.5%
Properties acquired subsequent to prior year	124	—	124	—
Disposed of, vacant, or self-operated properties	63	13	50	384.6%
	$2,043	$1,323	$720	54.4%
Property operating expenses consist primarily of real estate taxes, repairs and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. Property operating expenses on a same-property basis increased by approximately $85,000 for the year ended December 31, 2018, as compared to the prior year. This increase was primarily driven by additional expenses incurred related to obtaining certain permits on one of our California properties, partially offset by a decrease in property-related bad debt expense and lower property taxes on certain properties that were entered into land conservation contracts under the California Land Conservation Act (which restricts the land to agricultural use and reduces the property tax assessment). Property operating expenses on acquired properties increased for the year ended December 31, 2018, as compared to the prior year, primarily due to additional property taxes and other property-operating expenses incurred on certain of the new farms we acquired subsequent to December 31, 2016. Property operating expenses increased on disposed of, vacant, or self-operated properties for the year ended December 31, 2018, primarily due to an increase in bad debt expense and legal fees as a result of an early lease termination.
Other Operating Expenses
The aggregate net fees to our Adviser, including the management, incentive, and capital gains fees and net of any credits to those fees, decreased for the year ended December 31, 2018, as compared to the prior year. For the year ended December 31, 2018, the gross management fee (inclusive of the allocation of fees earned by our Adviser from Land Advisers) increased by approximately $796,000, primarily due to additional equity raised since January 1, 2017. From January 1, 2017, through December 31, 2018, we have raised approximately $109.8 million of net proceeds (net of both direct costs and allocated indirect costs) through follow-on common stock offerings, our ATM Program, and sales of our Series B Preferred Stock, increasing the base on which the management fee is calculated, which, until March 31, 2017, was the book value of our common stockholders’ equity, as stipulated in the Prior Advisory Agreement. Pursuant to the Amended Advisory Agreement, which became effective on April 1, 2017, the base on which the management fee is calculated was adjusted to include, among other items, the Series B Preferred Stock and the balance of non-controlling interests in our operating partnership, which further increased the management fee recorded for the year ended December 31, 2018. During the year ended December 31, 2017, our Adviser earned an incentive fee of approximately $688,000 due to our Pre-Incentive Fee FFO exceeding the required hurdle rate of the applicable equity base (which, through March 31, 2017, was total stockholder’ equity, as stipulated in the Prior Advisory Agreement; and thereafter, the applicable equity base was Total Adjusted Equity (which includes the Series B Preferred Stock and non-controlling interests in the Operating Partnership), as stipulated in the Amended Advisory Agreement). No incentive fee was earned by our Adviser during the year ended December 31, 2018. During the year ended December 31, 2018, our Adviser earned a capital gains fee of approximately $628,000, primarily as a result of the gain recognized on our sale of Oregon Trail on July 10, 2018. See Note 6, “Related-Party Transactions—Our Adviser and Administrator,” in the accompanying notes to our consolidated financial statements for further discussion on the compensation terms stipulated in each of the Prior Advisory Agreement and the Amended Advisory Agreement. In addition, during the year ended December 31, 2018, our Adviser granted us non-contractual, unconditional, and irrevocable waivers to be applied against each of the following: (i) the portion of the management fee attributable to our Series B Preferred Stock, which resulted in an aggregate credit of approximately $46,000; (ii) a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement (see Note 6, “Related-Party Transactions—TRS Lease Assumption—TRS Fee Arrangements—TRS Expense Sharing Agreement,” within the accompanying notes to our consolidated financial statements), which resulted in a credit of approximately $190,000; and (iii) the capital gains fee earned by our Adviser (calculated as of September 30, 2018), which resulted in a credit of approximately $778,000.
The administration fee paid to our Administrator increased for the year ended December 31, 2018, as compared to the prior year, primarily due to higher overall costs incurred by our Administrator and us using a higher share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator during the year ended December 31, 2018.
General and administrative expenses, which consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses, increased for the year ended December 31, 2018, as compared to the prior year, primarily due to higher professional fees as a result of 2018 being the first year for which we were required to comply with Section 404 of the Sarbanes-Oxley Act.

Other operating expenses represent the portion of growing costs, harvesting and selling costs, and certain overhead costs allocated to the costs of crops sold on a farm that was operated by Land Advisers from October 17, 2017, until July 31, 2018. During the year ended December 31, 2018, we allocated approximately $7.7 million of costs to the crops sold during the year (excluding the allocation of fees earned by our Adviser from Land Advisers of approximately $176,000). Additionally, during the year ended December 31, 2018, our Adviser granted Land Advisers a non-contractual, unconditional, and irrevocable waiver of approximately $190,000 to be applied against a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement. Effective August 1, 2018, the farm was leased to a new, unrelated third-party tenant under a 10-year lease.
Other Income (Expense)
Other income, which consists primarily of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our consolidated financial statements) and interest earned on short-term investments, increased for the year ended December 31, 2018, as compared to the prior year, primarily driven by additional interest patronage received from Farm Credit (due to increased borrowings from Farm Credit). During the year ended December 31, 2018, we recorded approximately $336,000 of interest patronage from Farm Credit related to interest accrued during 2017, compared to $183,000 of interest patronage recorded during the prior year. The receipt of interest patronage received from Farm Credit during 2018 resulted in an 18.0% decrease (approximately 71 basis points) in our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2017.
Interest expense increased for the year ended December 31, 2018, as compared to the prior year, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock) outstanding for the year ended December 31, 2018, was approximately $312.2 million, as compared to approximately $273.6 million for the prior year. Including interest patronage received on certain of our Farm Credit borrowings, the overall effective interest rate charged on our aggregate borrowings (excluding the impact of debt issuance costs) was 3.59% for the year ended December 31, 2018, as compared to 3.31% for the prior year.
During each of the years ended December 31, 2018 and 2017, we paid aggregate distributions on our Series A Term Preferred Stock (which distributions are treated similar to interest expense) of approximately $1.8 million.
During the year ended December 31, 2018, we recorded a net gain on dispositions of real estate assets driven by our sale of Oregon Trail, which resulted in a net gain of approximately $6.4 million, partially offset by losses we recorded as a result of irrigation-related improvements that were replaced on certain of our farms. During the year ended December 31, 2017, we recorded a net loss of approximately $21,000 related to the removal of blueberry bushes to allow for the planting of new varieties on one of our farms, partially offset by the sale of a farm in Florida, on which we recognized a net gain of approximately $85,000.
The property and casualty loss incurred during the year ended December 31, 2018, was related to natural disasters that damaged certain irrigation improvements on two of our farms. We estimated the aggregate carrying value of the damaged improvements to be approximately $194,000, and we recognized the write-down in the carrying value of the assets as a property and casualty loss during the year ended December 31, 2018.
The loss on write-down of crop inventory recorded during the year ended December 31, 2018, was the result of unsold crops on the farm operated by Land Advisers. Due to certain market conditions during the year ended December 31, 2018, we were unable to sell all of the crops and therefore assessed their market value to be zero. Accordingly, we wrote down the cost of crop inventory to its estimated net realizable value of zero and recorded a loss during the year ended December 31, 2018, of approximately $1.1 million (including approximately $31,000 of accumulated costs incurred by our Adviser that were allocated to these unsold crops).
LIQUIDITY AND CAPITAL RESOURCES
Overview
Since our IPO in January 2013, we have invested approximately $507.1 million into 76 new farms, and we have expended or accrued an additional $29.9 million for capital improvements on existing properties. Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the MetLife Facility, as defined below, under “—Debt Capital”), and issuances of additional equity securities. Our current available liquidity is approximately $37.7 million, consisting of $19.6 million in cash on hand and, based on the current level of collateral pledged, $18.1 million of availability under the MetLife Facility (subject to compliance with covenants).

As of December 31, 2018, our total-debt-to-total-capitalization ratio (including our Series A Term Preferred Stock as debt), at book value, was 66.8%, which is down from 73.6% as of December 31, 2017. However, on a fair value basis, our total-debt-to-total-capitalization ratio (including our Series A Term Preferred Stock as debt) as of December 31, 2018, was 57.4%, which is down from 61.1% as of December 31, 2017 (see “Non-GAAP Financial Information—Net Asset Value” below for an explanation of our fair value process).
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
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related properties. We continue to actively seek and evaluate acquisitions of additional farms and farm-related properties that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We currently have three properties under signed purchase agreements for an aggregate proposed purchase price of approximately $41.9 million, all of which we hope to be consummated by June 30, 2019. We currently have access to the capital required to complete these transactions for the proposed purchase price amounts; however, we continue to explore various options for access to additional capital, as evidenced by our launch of a continuous offering of the Series B Preferred Stock. We also have many other properties that are in various other stages of our due diligence process, including several properties under signed, non-binding letters of intent. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
Cash Flow Resources
The following table summarizes total cash flows for operating, investing, and financing activities for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Net change in cash from:
Operating activities	$10,408	$6,515	$3,893	59.8%
Investing activities	(93,809)	(129,645)	35,836	27.6%
Financing activities	95,193	123,630	(28,437)	(23.0)%
Net change in Cash and cash equivalents	$11,792	$500	$11,292	2,258.4%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management and other fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased for the year ended December 31, 2018, as compared to the prior year, primarily due to receipts from crop sales and additional rental payments received during the year ended December 31, 2018, as compared to the prior year, partially offset by costs incurred in connection with the operations on the farm leased to Land Advisers and increased interest payments made during the year ended December 31, 2018.
Investing Activities
The decrease in cash used in investing activities during the year ended December 31, 2018, as compared to the prior year, was primarily due to a decrease in cash paid for acquisitions of new farms during the year ended December 31, 2018, which was approximately $56.4 million less than the prior year. This decrease was partially offset by an increase of approximately $17.4 million in cash paid for capital improvements made on existing properties during the year ended December 31, 2018, as compared to the prior year.
Financing Activities
The decrease in cash provided by financing activities during the year ended December 31, 2018, as compared to the prior year, was primarily due to decreased net borrowings, as our net borrowings for the year ended December 31, 2018, decreased by approximately $59.0 million from that of the prior year. This decrease was partially offset by an increase of approximately $30.3 million in aggregate net cash proceeds received from equity offerings (including our Series B Preferred Stock and common stock) during the year ended December 31, 2018, as compared to the prior year.
Debt Capital
MetLife Facility
As amended on December 15, 2017, our facility with Metropolitan Life Insurance Company (“MetLife”) consists of a total of $200.0 million of term notes and $75.0 million of revolving equity lines of credit (the “MetLife Facility”). In aggregate, we currently have approximately $124.3 million outstanding under the term notes that bear interest at a fixed rate of 3.30% per annum (which rate is fixed until January 5, 2027) and $0.1 million outstanding under the lines of credit that currently bear interest at a rate of 5.05% (which rate is variable). While approximately $138.4 million of the full commitment amount under the MetLife Facility remains undrawn (including amortizing principal payments made on the term notes), based on the current level of collateral pledged, we currently have approximately $18.1 million of availability under the MetLife Facility.
Farmer Mac
As amended on June 16, 2016, our agreement with Federal Agricultural Mortgage Corporation (“Farmer Mac”) provided for bond issuances up to an aggregate amount of $125.0 million (the “Farmer Mac Facility”) by December 11, 2018, after which, Farmer Mac had the option to be relieved of its obligation to purchase additional bonds under this facility. As of December 11, 2018, we had issued aggregate bonds of approximately $108.7 million under the Farmer Mac Facility, and Farmer Mac is not obligated to purchase the remaining unissued bonds. We are currently in discussions with Farmer Mac to both expand the size of the facility and extend the borrowing period; however, there is no guarantee that we will be able to reach terms favorable to us, if at all. We currently have $90.9 million of bonds outstanding under the facility that bear interest at a weighted-average interest rate of 3.55% (which rates are fixed throughout the bonds’ respective terms) and have a weighted-average maturity date of November 2022.
Farm Credit
Since September 2014, we have closed on 23 separate loans with seven different Farm Credit associations (for additional information on each of these associations, see Note 4, “Borrowings,” in the accompanying notes to our consolidated financial statements) for an aggregate amount of approximately $114.2 million (the “Farm Credit Notes Payable”). We currently have approximately $105.1 million outstanding under the Farm Credit Notes Payable that bear interest at an expected weighted-average effective interest rate (net of expected interest patronage) of 3.86% (which rates are fixed, on a weighted-average basis, until September 2024) and have a weighted-average maturity date of September 2036. While we do not have any additional availability under any of our Farm Credit programs based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with existing and new Farm Credit associations in connection with certain potential new acquisitions in the future.
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2018 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price	Gross Proceeds	Net Proceeds
Series B Preferred Stock(1)	1,598,468	$24.59	$39,304	$35,966
Common Stock – Overnight Public Offerings(2)	2,715,000	12.36	33,567	31,828
Common Stock – ATM Program	986,955	12.95	12,779	12,587

(1)	Includes 600 shares that were redeemed by us during the year ended December 31, 2018.

(2)	Includes shares issued as a result of underwriters exercising their over-allotment options.

Our 2017 Registration Statement (as defined in Note 7, “Equity—Registration Statement”) permits us to issue up to an aggregate of $300.0 million in securities (including approximately $29.3 million originally reserved for issuance under our ATM Program and up to $150.0 million reserved for issuance of shares of the Series B Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $67.5 million of common stock (including approximately $19.9 million through our ATM Program) and approximately $39.3 million of Series B Preferred Stock under the 2017 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements.
NON-GAAP FINANCIAL INFORMATION
Funds from Operations, Core Funds from Operations, and Adjusted Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) developed funds from operations (“FFO”) as a relative non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis as determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We further present core FFO (“CFFO”) and adjusted FFO (“AFFO”) as additional non-GAAP financial measures of our operational performance, as we believe both CFFO and AFFO improve comparability on a period-over-period basis and are more useful supplemental metrics for investors to use in assessing our operational performance on a more sustainable basis than FFO. We believe that these additional performance metrics provide investors with additional insight to how management measures our ongoing performance, as each of CFFO and AFFO (and their respective per-share amounts) are used by management and our board of directors, as appropriate, in assessing overall performance, as well as in certain decision-making analysis, including, but not limited to, the timing of acquisitions and potential equity raises (and the type of securities to offer in any such equity raises), the determination of any fee credits, and declarations of distributions on our common stock. We believe that net income is the most directly-comparable GAAP measure to each of FFO, CFFO, and AFFO.
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
Further, we calculate AFFO by adjusting CFFO for the following items:

•
Rent adjustments. This adjustment removes the effects of straight-lining rental income, as well as the amortization related to above-market lease values and lease incentives and accretion related to below-market lease values, other deferred revenue, and tenant improvements, resulting in rental income reflected on a modified accrual cash basis. In addition to these adjustments, we also modify the calculation of cash rents within our definition of AFFO to provide greater consistency and comparability due to the period-to-period volatility in which cash rents are received. To coincide with our tenants’ harvest seasons, our leases typically provide for cash rents to be paid at various points throughout the lease year, usually annually or semi-annually. As a result, cash rents received during a particular period may not necessarily be comparable to other periods or represent the cash rents indicative of a given lease year. Therefore, we further adjust AFFO to normalize the cash rent received pertaining to a lease year over that respective lease year on a straight-line basis, resulting in cash rent being recognized ratably over the period in which the cash rent is earned.

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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the years ended December 31, 2018 and 2017 to the most directly-comparable GAAP measure, net income (loss), and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Years Ended December 31,
	2018	2017
Net income (loss)	$2,766	$(34)
Plus: Real estate and intangible depreciation and amortization	9,375	7,237
(Less) plus: (Gains) losses on dispositions of real estate assets, net	(5,532)	21
FFO	6,609	7,224
Less: Dividends declared on Series B Preferred Stock	(379)	—
FFO available to common stockholders and OP Unitholders	6,230	7,224
Plus: Acquisition-related expenses	169	127
Plus: Net acquisition- and disposition-related accounting fees	105	97
Plus: Other charges, net(1)	1,790	—
CFFO available to common stockholders and OP Unitholders	8,294	7,448
Net rent adjustments	(485)	(509)
Plus: Amortization of debt issuance costs	582	524
AFFO available to common stockholders and OP Unitholders	$8,391	$7,463

Weighted average common shares outstanding – basic & diluted	15,503,341	12,055,791
Weighted-average OP Units outstanding(2)	809,022	1,358,790
Weighted-average total shares outstanding	16,312,363	13,414,581

Diluted FFO per weighted average total share	$0.38	$0.54
Diluted CFFO per weighted average total share	$0.51	$0.56
Diluted AFFO per weighted average total share	$0.51	$0.56

(1)
For the year ended December 31, 2018, this adjustment consists of: (i) the net impact of the Incremental TRS Operations, which was a net loss of approximately $1.6 million; (ii) a property and casualty loss of approximately $194,000; and (iii) approximately $34,000 of additional repairs incurred as a result of damage caused to certain irrigation improvements on our farms by natural disasters, which repairs were expensed during the year ended December 31, 2018.

(2)	Represents OP Units held by third parties. As of December 31, 2018 and 2017, there were 570,879 and 1,008,105, respectively, OP Units held by non-controlling limited partners.
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

Various methodologies were used, both by the appraisers and in our internal valuations, to determine the fair value of our real estate, including the sales comparison, income capitalization (or a discounted cash flow analysis), and cost approaches of valuation. In performing their analyses, the appraisers typically (i) conducted site visits to the properties (where full appraisals were performed), (ii) discussed each property with our Adviser and reviewed property-level information, including, but not limited to, property operating data, prior appraisals (as available), existing lease agreements, farm acreage, location, access to water and water rights, potential for future development, and other property-level information, and (iii) reviewed information from a variety of sources about regional market conditions applicable to each of our properties, including, but not limited to, recent sale prices of comparable farmland, market rents for similar farmland, estimated marketing and exposure time, market capitalization rates, and the current economic environment, among others. In performing our internal valuations, we will consider the most recent appraisal available and use similar methodologies in determining an updated fair value. We will also obtain updated market data related to the property, such as updated sales and market rent comparisons and market capitalization rates, and perform an updated assessment of the tenants’ credit risk profiles, among others. Sources of this data may come from market inputs from recent acquisitions of our own portfolio of real estate, recent appraisals of properties we own that are similar in nature and in the same region (as applicable) as the property being valued, market conditions and trends we observe in our due diligence process, and conversations with appraisers, brokers, and farmers.
A breakdown of the methodologies used to value our properties and the aggregate value as of December 31, 2018, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	13	12,114	8,514	$91,563	$91,426	14.8%
Third-party Appraisal(2)	72	61,091	49,230	450,093	526,440	85.2%
Total	85	73,205	57,744	$541,656	$617,866	100.0%

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.

(2)	Appraisals performed between March 2018 and December 2018.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of December 31, 2018, include land values per farmable acre, market rental rates per farmable acre, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$600 – $92,176	$33,524
Market Rent (per farmable acre)	$247 – $4,718	$2,288
Market Capitalization Rate	3.12% – 6.43%	4.24%

Note:
Figures in the above table apply only to the farmland portion of our portfolio and exclude assumptions made relating to farm-related facilities (e.g., cooling facilities), and other structures on our properties (e.g., residential housing), as their aggregate value was considered to be insignificant in relation to that of the farmland.

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

Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of December 31, 2018, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended December 31, 2018, from the prior value basis as of September 30, 2018, is provided in the table below (dollars in thousands):

Total portfolio fair value as of September 30, 2018		$578,580
Plus: Acquisition of three new farms during the three months ended December 31, 2018		39,581
Less net value depreciation during the three months ended December 31, 2018:
Two farms valued via third-party appraisals	$(295)
Total net depreciation for the three months ended December 31, 2018		(295)
Total portfolio fair value as of December 31, 2018		$617,866
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of December 31, 2018, was approximately $328.5 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $338.1 million. In addition, using the closing stock price as of December 31, 2018, the fair value of the Series A Term Preferred Stock was determined to be approximately $29.3 million, as compared to a carrying value (excluding unamortized related issuance costs) of approximately $28.8 million. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series B Preferred Stock to be $25.00 per share as of December 31, 2018 (see Exhibit 99.1 to this Form 10-K).
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
As of December 31, 2018, we estimate the NAV per common share to be $12.88. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$181,053
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(541,656)
Plus: estimated fair value of real estate holdings(2)	617,866
Net fair value adjustment for real estate holdings		76,210
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	366,876
Less: fair value of aggregate long-term indebtedness(3)(4)	(357,785)
Net fair value adjustment for long-term indebtedness		9,091
Estimated NAV		$266,354
Less: fair value of Series B Preferred Stock(5)		(28,595)
Estimated NAV available to common stockholders and OP Unitholders		$237,759
Total common shares and OP Units outstanding(6)		18,462,219
Estimated NAV per common share and OP Unit		$12.88

(1)	Per Net Cost Basis as presented in the table above.

(2)	Per Current Fair Value as presented in the table above.

(3)	Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series A Term Preferred Stock.

(4)	Long-term notes and bonds payable were valued using a discounted cash flow model. The Series A Term Preferred Stock was valued based on its closing stock price as of December 31, 2018.

(5)	Valued at the security’s liquidation value, as discussed above.

(6)	Includes 17,891,340 shares of common stock and 570,879 OP Units held by non-controlling limited partners.
A quarterly rollforward in the estimated NAV per share for the three months ended December 31, 2018, is provided below:

Estimated NAV per common share and OP Unit as of September 30, 2018		$13.79
Less net loss		(0.08)
Less net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$(0.14)
Net change in unrealized fair value of long-term indebtedness	(0.34)
Net change in valuations		(0.48)
Less distributions		(0.13)
Less dilutive effect of equity issuances(2)		(0.22)
Estimated NAV per common share and OP Unit as of December 31, 2018		$12.88

(1)
The net change in unrealized fair value of our farmland portfolio consists of three components: (i) a decrease of $0.02 per share due to the net depreciation in value of two farms that were valued during the three months ended December 31, 2018, (ii) an increase of $0.15 per share due to the aggregate depreciation and amortization expense recorded during the three months ended December 31, 2018, and (iii) a decrease of $0.27 per share due to capital improvements made on certain properties that have not yet been considered in the determination of the respective properties’ estimated fair values.

(2)	Reflective of shares of Series B Preferred Stock and common stock issued during the three months ended December 31, 2018.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $12.88 as of December 31, 2018, based on the calculation above, the closing price of our common stock on December 31, 2018, was $11.48, and it has subsequently traded between $11.19 and $12.65 per share.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This Item is not applicable to smaller reporting companies.

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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
February 26, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Gladstone Land Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Gladstone Land Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Controls over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 26, 2019
We have served as the Company’s auditor since 2005.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per-share data)

	December 31, 2018	December 31, 2017
ASSETS
Investment in real estate, net	$538,953	$449,486
Lease intangibles, net	5,686	5,492
Cash and cash equivalents	14,730	2,938
Crop inventory	—	1,528
Other assets, net	5,750	2,834
TOTAL ASSETS	$565,119	$462,278

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$10,000
Notes and bonds payable, net	335,788	291,002
Series A cumulative term preferred stock, $0.001 par value; $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of December 31, 2018 and 2017, net	28,124	27,890
Accounts payable and accrued expenses	9,152	7,398
Due to related parties, net	945	940
Other liabilities, net	9,957	7,097
Total liabilities	384,066	344,327
Commitments and contingencies (Note 8)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value; $25.00 per share liquidation preference; 6,500,000 shares authorized, 1,144,393 shares issued and outstanding as of December 31, 2018; no shares authorized, issued, or outstanding as of December 31, 2017	1	—
Common stock, $0.001 par value; 91,500,000 shares authorized, 17,891,340 shares issued and outstanding as of December 31, 2018; 98,000,000 shares authorized, 13,791,574 shares issued and outstanding as of December 31, 2017	18	14
Additional paid-in capital	202,053	129,705
Distributions in excess of accumulated earnings	(25,826)	(19,802)
Total stockholders’ equity	176,246	109,917
Non-controlling interests in Operating Partnership	4,807	8,034
Total equity	181,053	117,951
TOTAL LIABILITIES AND EQUITY	$565,119	$462,278

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per-share data)

	For the year ended December 31,
	2018	2017
OPERATING REVENUES:
Rental revenues:
Fixed rents	$28,112	$24,807
Participation rents	1,210	304
Total rental revenues	29,322	25,111
Tenant recovery revenue	40	11
Other operating revenues	7,325	—
Total operating revenues	36,687	25,122
OPERATING EXPENSES:
Depreciation and amortization	9,375	7,237
Property operating expenses	2,043	1,323
Base management fee	2,837	2,041
Incentive fee	—	688
Capital gains fee	628	—
Administration fee	1,275	914
General and administrative expenses	1,751	1,597
Other operating expenses	7,680	—
Total operating expenses	25,589	13,800
Credits to fees from Adviser	(1,014)	(54)
Total operating expenses, net of credits to fees	24,575	13,746
OTHER INCOME (EXPENSE):
Other income	373	206
Interest expense and financing costs	(12,130)	(9,762)
Dividends declared on Series A cumulative term preferred stock	(1,833)	(1,833)
Gain (loss) on dispositions of real estate assets, net	5,532	(21)
Property and casualty loss	(194)	—
Loss on write-down of crop inventory	(1,094)	—
Total other income (expense), net	(9,346)	(11,410)
NET INCOME (LOSS)	2,766	(34)
Net (income) loss attributable to non-controlling interests	(137)	3
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	2,629	(31)
Dividends declared on Series B cumulative redeemable preferred stock	(379)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,250	$(31)

EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$0.15	$—
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	15,503,341	12,055,791
Distributions declared per common share	$0.5319	$0.5238

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value

Balance at December 31, 2016	0	$—	10,024,875	$10	$90,082	$(13,402)	$76,690	$11,087	$87,777
Issuance of OP Units as consideration in real estate acquisitions, net	0	—	0	—	—	—	—	—	—
Redemptions of OP Units	0	—	246,875	—	1,968	—	1,968	(4,537)	(2,569)
Issuance of common stock, net	0	—	3,519,824	4	39,852	—	39,856	—	39,856
Net loss	0	—	0	—	—	(31)	(31)	(3)	(34)
Distributions—common stock and OP Units	0	—	0	—	—	(6,369)	(6,369)	(710)	(7,079)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	0	—	0	—	(2,197)	—	(2,197)	2,197	—
Balance at December 31, 2017	0	$—	13,791,574	$14	$129,705	$(19,802)	$109,917	$8,034	$117,951
Redemptions of OP Units	0	—	397,811	—	4,886	—	4,886	(5,409)	(523)
Issuance of preferred stock, net	1,144,393	1	0	—	25,600	—	25,601	—	25,601
Issuance of common stock, net	0	—	3,701,955	4	44,333	—	44,337	—	44,337
Net income	0	—	0	—	—	2,629	2,629	137	2,766
Dividends—Series B Preferred Stock	0	—	0	—	—	(379)	(379)	—	(379)
Distributions—common stock and OP Units	0	—	0	—	—	(8,274)	(8,274)	(426)	(8,700)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	0	—	0	—	(2,471)	—	(2,471)	2,471	—
Balance at December 31, 2018	1,144,393	$1	17,891,340	$18	$202,053	$(25,826)	$176,246	$4,807	$181,053
The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,766	$(34)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,375	7,237
Amortization of debt issuance costs	582	524
Amortization of deferred rent assets and liabilities, net	(398)	(278)
Bad debt expense	153	150
(Gain) loss on dispositions of real estate assets, net	(5,532)	21
Property and casualty loss	194	—
Loss on write-down of inventory	1,094	—
Changes in operating assets and liabilities:
Crop inventory and Other assets, net	(3,151)	(1,904)
Accounts payable and accrued expenses and Due to related parties, net	1,942	1,923
Other liabilities, net	3,383	(1,124)
Net cash provided by operating activities	10,408	6,515
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(71,436)	(127,835)
Capital expenditures on existing real estate assets	(22,605)	(5,211)
Proceeds from dispositions of real estate assets	132	3,834
Maturity of short-term investment	—	682
Change in deposits on real estate acquisitions and investments, net	100	(1,115)
Net cash used in investing activities	(93,809)	(129,645)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	74,417	41,907
Offering costs	(4,186)	(1,977)
Payments for redemptions of OP Units	(523)	(2,569)
Borrowings from notes and bonds payable	68,594	108,685
Repayments of notes and bonds payable	(23,455)	(7,906)
Borrowings from lines of credit	29,900	58,400
Repayments of lines of credit	(39,800)	(64,950)
Payment of financing fees	(675)	(881)
Dividends paid on Series B cumulative redeemable preferred stock	(379)	—
Distributions paid on common stock	(8,274)	(6,369)
Distributions paid to non-controlling interests in Operating Partnership	(426)	(710)
Net cash provided by financing activities	95,193	123,630
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,792	500
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,938	2,438
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,730	$2,938
Supplemental cash flow information:
Interest paid(1)	$12.335	$9,582
Supplemental non-cash investing and financing information:
Real estate additions included in Other assets, net	—	15
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	2,090	2,641
Gain (loss) on dispositions of real estate assets, net included in Accounts payable and accrued expenses and Due to related parties, net	—	39
Real estate additions included in Other liabilities, net	—	849
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	158	149
Financing costs included in Accounts payable and accrued expenses and Due to related parties, net	30	15
Escrow proceeds from asset sale used for acquisition of new real estate assets	20,500	—
(1) Includes distribution made on our Series A Term Preferred stock
The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Only references to the number of farms/properties and acreage are unaudited.
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
Organization
We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of December 31, 2018 and 2017, the Company owned approximately 96.9% and 93.2%, respectively, of the outstanding OP Units (see Note 7, “Equity,” for additional discussion regarding OP Units).

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

Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements.
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
Real Estate and Lease Intangibles
Our investments in real estate consist of farmland, improvements made to the farmland (consisting primarily of irrigation and drain systems and buildings), and long-lived horticulture acquired in connection with certain land purchases (consisting primarily of almond and pistachio trees, blueberry bushes, and wine vineyards). We record investments in real estate at cost and generally capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of routine repairs and maintenance as such costs are incurred. We generally compute depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the shorter of the estimated useful life or 40 years for horticulture, 5 to 10 years for equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements.
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
We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of December 31, 2018 and 2017, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
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
Cash and Cash Equivalents
We consider cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. Our cash and cash equivalents as of December 31, 2018 and 2017 were held in the custody of one financial institution, and our balance at times may exceed federally-insurable limits. We did not have any restricted cash or restricted cash equivalents as of December 31, 2018 or 2017.
Crop Inventory and Crop Sales
Crop Inventory
Costs incurred by Land Advisers in operating the 169-acre farm located in Ventura County, California, during 2017 and 2018 generally consisted of growing costs (including the costs of land preparation, plants, fertilizers and pesticides, and labor costs), harvesting and selling costs (including labor costs for harvesting, packaging and cooling costs, and sales commissions), and certain overhead costs (including management/oversight costs). Due to certain market conditions during the year ended December 31, 2018 (primarily the existence of bumper crops in all of the strawberry-growing regions within California), we were unable to sell all of the crops and therefore assessed the market value of such unsold crops to be zero. Accordingly, we wrote down the cost of crop inventory to its estimated net realizable value of zero and recorded a loss during the year ended December 31, 2018, of approximately $1.1 million (including accumulated costs incurred by our Adviser that were allocated to these unsold crops of approximately $31,000 (see Note 6, “Related-Party Transactions—TRS Lease Assumption—TRS Fee Arrangements—TRS Expense Sharing Agreement”)), included within Loss on write-down of inventory on the accompanying Consolidated Statement of Operations.
As of December 31, 2017, crop inventory consisted of the following (dollars in thousands, except for footnote):

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
Revenues from the sale of harvested crops and accumulated costs allocated to the crops sold for the year ended December 31, 2018, are shown in the following table (dollars in thousands, except for footnotes):

Sales revenues(1)	$7,308
Cost of sales(2)(3)(4)	(7,680)

(1)	Included within Other operating revenues on the accompanying Consolidated Statement of Operations.

(2)	Included within Other operating expenses on the accompanying Consolidated Statement of Operations.

(3)	Excludes rent expense owed to the Company and interest expense owed on a loan from the Company to Land Advisers, both of which expenses were eliminated in consolidation.

(4)
Excludes the allocation of a fee earned by our Adviser from Land Advisers of approximately $176,000 during the year ended December 31, 2018, which is included within Base management fee on the accompanying Consolidated Statements of Operations (see Note 6, “Related-Party Transactions—TRS Fee Arrangements—TRS Expense Sharing Agreement” for further discussion on this fee).

There was minimal harvesting and sales activity on the farm operated by Land Advisers prior to January 1, 2018. In addition, the lease to Land Advisers for such farm expired on July 31, 2018, and the farm was leased by us to a new, unrelated third-party tenant under a 10-year lease that commenced on August 1, 2018.
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
In accordance with ASU 2015-15, unamortized deferred financing costs associated with our lines of credit are reported as an asset and are included in Other assets, net on the accompanying Consolidated Balance Sheets. In accordance with ASU 2015-03, unamortized deferred financing costs related to long-term borrowings are reported as a deduction from the carrying amount of the related debt liability and are included in Notes and bonds payable, net on the accompanying Consolidated Balance Sheets. In both cases, the amortization of deferred financing costs is included as a component of interest expense on the accompanying Consolidated Statements of Operations. During the years ended December 31, 2018 and 2017, we made payments of approximately $675,000 and $881,000, respectively, for deferred financing costs related to new borrowings, and we recorded approximately $582,000 and $524,000, respectively, of total amortization expense related to deferred financing costs.
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
Other Assets and Other Liabilities
Other assets, net generally consists primarily of net deferred rent assets, rents receivable, deferred offering costs, prepaid expenses, deferred financing costs associated with our lines of credit, deposits on potential real estate acquisitions, and other miscellaneous receivables. As of December 31, 2018, the balance in Other assets, net also consists of approximately $1.7 million for the cost of five industrial generators that will be used to provide power for newly-drilled wells on certain of our farms until such wells are connected to a permanent power source. Other liabilities, net consists primarily of rents received in advance and net deferred rent liabilities.
Non-controlling Interests
Non-controlling interests are interests in the Operating Partnership not owned by us. We evaluate whether non-controlling interests are subject to redemption features outside of our control. As of both December 31, 2018 and 2017, the non-controlling interests in the Operating Partnership are redeemable at the option of the holder for cash or, at our election, shares of our common stock and thus are reported in the equity section of the Consolidated Balance Sheets but separate from stockholders’ equity. The amount reported for non-controlling interests on the Consolidated Statements of Operations represent the portion of income (loss) from the Operating Partnership not attributable to us. At the end of each reporting period, we determine the amount of equity (at book value) that is allocable to non-controlling interests based upon the respective ownership interests. To reflect the non-controlling interests’ equity interest in the Company, an adjustment is made to non-controlling interests, with a corresponding adjustment to paid-in capital, as reflected on the Consolidated Statements of Equity.
Revenue Recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease, reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals; we recognize such revenues on a straight-line basis. Certain other leases provide for additional rental payments that are based on a percentage of the gross crop revenues earned on the farm, which we refer to as participation rents. Such contingent revenue is generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. As a result, depending on the circumstances of each lease, certain participation rents may be recognized by us in the year the crop was harvested, while other participation rents may be recognized in the year following the harvest. During the years ended December 31, 2018 and 2017, we recorded total participation rents of approximately $1.2 million and $304,000, respectively. No participation rents had been recorded prior to 2017.
Deferred rent receivable, included in Other assets on the accompanying Consolidated Balance Sheets, includes the cumulative difference between rental revenue as recorded on a straight-line basis and cash rents received from the tenants in accordance with the lease terms. In addition, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We perform a quarterly review of the net deferred rent receivable balance as it relates to straight-line rents and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions of the industry in which the tenant operates, and economic and agricultural conditions in the geographic area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectible accounts or record a direct write-off of the specific rent receivable. During the years ended December 31, 2018 and 2017, we wrote off approximately $108,000 and $99,000, respectively, of aggregate deferred rent asset and rent receivable balances related to early terminations of certain leases.
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
Other Income
We record non-operating and unusual or infrequent income as Other income on our Consolidated Statements of Operations. Other income recorded for each of the years ended December 31, 2018 and 2017 was primarily from interest patronage received on certain of our long-term borrowings (see Note 4, “Borrowings,” for additional information on interest patronage recorded during each of the years ended December 31, 2018 and 2017).

Involuntary Conversions and Property and Casualty Loss
We account for involuntary conversions, for example, when a nonmonetary asset, such as property or equipment, is involuntarily converted to a monetary asset, such as insurance proceeds, in accordance with ASC 605, “Revenue Recognition – Gains and Losses,” which requires us to recognize a gain or a loss equal to the difference between the carrying amount of the nonmonetary asset and the amount of monetary assets received. Further, in accordance with ASC 450, “Contingencies,” if recovery of the loss is considered to be probable, we will recognize a receivable for the amount expected to be covered by insurance proceeds, not to exceed the related loss recognized, unless such amounts have been realized.
Gain (Loss) on Dispositions of Real Estate Assets
We recognize net (losses) or gains on disposals of real estate assets either upon the abandonment of an asset before the end of its useful life or upon the closing of a transaction (be it an outright sale of a property or the sale of a perpetual, right-of-way easement on all or a portion of a property) with the purchaser. When a real estate asset is abandoned prior to the end of its useful life, a loss is recorded in an amount equal to the net book value of the related real estate asset at the time of abandonment. In the case of a sale of a property, a gain (loss) is recorded to the extent that the total consideration received for a property is more (less) than the property’s net carrying value (plus any closing costs incurred) at the time of the sale. Gains are recognized using the full accrual method (i.e., when the collectability of the sales price is reasonably assured, we are not obligated to perform additional activities that may be considered significant, the initial investment from the buyer is sufficient, and other profit recognition criteria have been satisfied). Gains on sales of real estate assets may be deferred in whole or in part until the requirements for gain recognition have been met.
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
Since January 1, 2013, Land Advisers has been treated as a wholly-owned TRS that is subject to federal and state income taxes. From October 17, 2017, through July 31, 2018, Land Advisers assumed the operations on one of our farms in California (see Note 6, “Related-Party Transactions—TRS Lease Assumption—TRS Fee Arrangements—TRS Expense Sharing Agreement”). There was no material taxable income or loss from Land Advisers for the tax year ended December 31, 2017, and we do not expect to have any material taxable income or loss for the tax year ended December 31, 2018. In addition, there had been no activity in Land Advisers prior to 2017.
Should we have any taxable income or loss in the future, we will account for any income taxes in accordance with the provisions of ASC 740, “Income Taxes,” using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis (including for operating loss, capital loss, and tax credit carryforwards) and are calculated using the enacted tax rates and laws expected to be in effect when such amounts are realized or settled. In addition, we will establish valuation allowances for tax benefits when we believe it is more-likely-than-not (defined as a likelihood of more than 50%) that such assets will not be realized.
We perform an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. As of December 31, 2018 and 2017, we had no material provisions for uncertain tax positions. The prior three tax years remain open for an audit by the Internal Revenue Service.
Comprehensive Income

For the years ended December 31, 2018 and 2017, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.
Segment Reporting
We manage our operations on an aggregated, single-segment basis for purposes of assessing performance and making operating decisions and, accordingly, have only one reporting and operating segment.
Reclassifications
On the accompanying Consolidated Statements of Operations for the year ended December 31, 2017, certain property-specific costs have been reclassified from general and administrative expenses to property operating expenses, and acquisition-related expenses have been reclassified to be included within general and administrative expenses. These reclassifications had no impact on previously-reported net income, equity, or net change in cash and cash equivalents.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): An Amendment of the FASB Accounting Standards Codification” (“ASU 2016-02”). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee, which classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis, respectively, over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of the classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leasing standard, ASC 840, “Leases,” and is effective on January 1, 2019, with early adoption permitted. Once we adopt ASU 2016-02, we expect our legal expenses (included within General and administrative expenses on our Consolidated Statements of Operations) to increase marginally, as the new standard requires us to expense indirect leasing costs that were previously capitalized; however, we do not expect ASU 2016-02 to materially impact our consolidated financial statements, as we currently only have two operating ground lease arrangements with terms greater than one year for which we are the lessee.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which provides guidance on certain cash flow classification issues, with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified on the statement of cash flows. We adopted ASU 2016-15, which requires retrospective adoption, beginning with the three months ended March 31, 2018, with no material impact on our consolidated financial statements as a result.
In February 2017, the FASB issued ASU 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance nonfinancial assets in contracts with non-customers (unless other specific guidance applies). ASU 2017-05 requires derecognition once control of a distinct nonfinancial asset or in-substance nonfinancial asset is transferred. Additionally, when a company transfers its controlling interest in a nonfinancial asset but retains a non-controlling ownership interest, any non-controlling interest received is required to be measured at fair value, and the company is required to recognize a full gain or loss on the transaction. As a result of ASU 2017-05, the guidance specific to real estate sales in ASC 360-20 will be eliminated, and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. We adopted ASU 2017-05, which requires retrospective adoption, beginning with the three months ended

March 31, 2018, and its adoption did not (and is not expected to) have a material impact on our consolidated financial statements.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 85 farms we owned as of December 31, 2018 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California	33	10,147	9,336	$249,984	$168,158
Florida	22	17,184	12,981	154,749	97,262
Arizona(3)	6	6,280	5,228	53,849	22,359
Colorado	10	31,448	24,513	42,098	25,468
Nebraska	2	2,559	2,101	10,464	7,050
Washington	1	746	417	8,845	5,236
Texas	1	3,667	2,219	8,418	5,280
Oregon	3	418	363	5,946	3,375
Michigan	5	446	291	4,980	2,768
North Carolina	2	310	295	2,323	1,270
	85	73,205	57,744	$541,656	$338,226

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Includes Investments in real estate, net (excluding improvements paid for by the tenant) and Lease intangibles, net; plus net above-market lease values and lease incentives included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Consolidated Balance Sheet.

(2)	Excludes approximately $2.3 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Consolidated Balance Sheet.

(3)
Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $2.7 million as of December 31, 2018 (included in Lease intangibles, net on the accompanying Consolidated Balance Sheet).

Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Real estate:
Land and land improvements	$417,310	$356,316
Irrigation systems	71,583	50,282
Horticulture	48,894	34,803
Farm-related facilities	18,510	18,191
Other site improvements	6,707	6,551
Real estate, at gross cost	563,004	466,143
Accumulated depreciation	(24,051)	(16,657)
Real estate, net	$538,953	$449,486
Real estate depreciation expense on these tangible assets was approximately $8.2 million and $6.2 million for the years ended December 31, 2018 and 2017, respectively.
Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of each of December 31, 2018 and 2017, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.4 million. We recorded both depreciation expense and additional rental revenue related to these tenant improvements of approximately $334,000 and $220,000 during the years ended December 31, 2018 and 2017, respectively.

Intangible Assets and Liabilities
The following table summarizes the carrying value of certain lease intangible assets and the accumulated amortization as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Lease intangibles:
Leasehold interest – land	$3,498	$3,498
In-place leases	2,046	1,451
Leasing costs	1,963	1,490
Tenant relationships	414	439
Lease intangibles, at gross cost	7,921	6,878
Accumulated amortization	(2,235)	(1,386)
Lease intangibles, net	$5,686	$5,492
Total amortization expense related to these lease intangible assets was approximately $1.1 million for each of the years ended December 31, 2018 and 2017.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of December 31, 2018, and December 31, 2017 (dollars in thousands):

	December 31, 2018		December 31, 2017
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$126	$(18)	$26	$(5)
Below-market lease values and other deferred revenues(2)	(917)	202	(823)	125
	$(791)	$184	$(797)	$120

(1)
Net above-market lease values and lease incentives are included as part of Other assets, net on the accompanying Consolidated Balance Sheets, and the related amortization is recorded as a reduction of rental income on the accompanying Consolidated Statements of Operations.

(2)
Net below-market lease values and other deferred revenue are included as a part of Other liabilities, net on the accompanying Consolidated Balance Sheets, and the related accretion is recorded as an increase to rental income on the accompanying Consolidated Statements of Operations.

Total amortization related to above-market lease values and lease incentives was approximately $13,000 and $10,000 for the years ended December 31, 2018 and 2017, respectively. Total accretion related to below-market lease values and other deferred revenues was approximately $77,000 and $63,000 for the years ended December 31, 2018 and 2017, respectively.
The estimated aggregate amortization expense to be recorded related to in-place lease values, leasing costs, and tenant relationships and the estimated net impact on rental income from the amortization of above-market lease values and lease incentives or accretion of above-market lease values and other deferred revenues for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Period		Estimated Amortization Expense	Estimated Net Increase to Rental Income
For the fiscal years ending December 31:	2019	$959	$113
	2020	754	27
	2021	549	32
	2022	341	33
	2023	299	30
	Thereafter	2,784	372
		$5,686	$607
Acquisitions
Upon our adoption of ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” on October 1, 2016, most acquisitions, including those with a prior leasing history, are generally treated as an asset acquisition under ASC 360. For acquisitions accounted for as asset acquisitions under ASC 360, all acquisition-related costs are capitalized and included as part of the fair value allocation of the identifiable tangible and intangible assets acquired or liabilities assumed, other than those costs that directly related to originating new leases we execute upon acquisition, which are capitalized as part of leasing costs. In addition, total consideration for acquisitions may include a combination of cash and equity securities, such as OP Units. When OP Units are issued in connection with acquisitions, we determine the fair value of the OP Units issued based on the number of units issued multiplied by the closing price of the Company’s common stock on the date of acquisition. Unless otherwise noted, all properties acquired during 2017 and 2018 were accounted for as asset acquisitions under ASC 360.
2018 Acquisitions
During the year ended December 31, 2018, we acquired 13 new farms, which are summarized in the table below (dollars in thousands, except for footnotes).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs	Annualized Straight-line Rent(1)		New Long-term Debt
Taft Highway(2)	Kern, CA	1/31/2018	161	1	Potatoes and Melons	N/A	N/A	$2,945	$32	$—		$1,473
Cemetery Road	Van Buren, MI	3/13/2018	176	1	Blueberries	9.6 years	None	2,100	39	150		1,260
Owl Hammock(3)	Collier & Hendry, FL	7/12/2018	5,630	5	Vegetables and Melons	7.0 years	2 (5 years)	37,350	196	2,148		22,410
Plantation Road	Jackson, FL	9/6/2018	574	1	Peanuts and Melons	2.3 years	None	2,600	35	142		1,560
Flint Avenue	Kings, CA	9/13/2018	194	2	Cherries	15.3 years	1 (5 years)	6,850	51	523		4,110
Sunnyside Avenue	Madera, CA	11/1/2018	951	1	Figs and Pistachios	8.0 years	2 (5 years)	23,000	41	1,237	(4)	13,800
Bunker Hill(5)	Hartley, TX	11/20/2018	3,667	1	Chip Potatoes	1.1 years	None	8,400	32	356		5,280
Olsen Road(6)	Merced, CA	12/6/2018	761	1	Almonds	0.9 years	3 (5 years) & 1 (3 years)	8,181	40	25	(4)	—
			12,114	13				$91,426	$466	$4,581		$49,893

(1)	Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(2)
Farm was purchased with no lease in place at the time of acquisition. See Note 11, “Subsequent Events—Leasing Activity” for discussion on the lease executed on this farm subsequent to December 31, 2018.

(3)
In connection with the acquisition of this property, we committed to provide up to $2.0 million of capital for certain irrigation and property improvements. As stipulated in the lease, we will earn additional rental income on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year's minimum cash rent per the lease).

(4)
These leases provide for a participation rent component based on the gross crop revenues earned on the respective farms. The rent figures above represent only the minimum cash guaranteed under the respective leases.

(5)	Purchase price is net of a $100,000 credit provided to us by the seller.

(6)
Lease provided for an initial rent payment of approximately $471,000 to be paid upon commencement of the lease, with all subsequent annual rent payments to be participation rents based on the gross revenues earned on the farm. In accordance with GAAP, the initial rent payment (which represents the only cash rental payment guaranteed under the lease) is being recognized over the full term of the lease, including all tenant renewal options (which management believes to represent the minimum lease term, as defined by GAAP).

During the year ended December 31, 2018, in the aggregate, we recognized operating revenues of approximately $1.6 million and net income of approximately $290,000 related to the above acquisitions.
2017 Acquisitions
During the year ended December 31, 2017, we acquired 16 new farms, which are summarized in the table below (dollars in thousands, except for footnotes).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term(1)	Renewal Options	Total Purchase Price	Acquisition Costs	Annualized Straight-line Rent(2)		New Long-term Debt
Citrus Boulevard	Martin, FL	1/12/2017	3,748	1	Organic Vegetables	7.0 years	3 (5 years)	$54,000	$80	$2,926		$32,400
Spot Road(3)	Yuma, AZ	6/1/2017	3,280	4	Melons and Alfalfa Hay	8.6 years	1 (10 years) & 1 (2 years)	27,500	88	1,673		15,300
Poplar Street	Bladen, NC	6/2/2017	310	2	Organic Blueberries	9.6 years	1 (5 years)	2,169	49	122	(4)	1,301
Phelps Avenue	Fresno, CA	7/17/2017	847	4	Pistachios and Almonds	10.3 years	1 (5 years)	13,603	43	681	(4)	8,162
Parrot Avenue(5)	Okeechobee, FL	8/9/2017	1,910	1	Misc. Vegetables	0.5 years	None	9,700	67	488	(5)	5,820
Cat Canyon Road(6)	Santa Barbara, CA	8/30/2017	361	1	Wine Grapes	9.8 years	2 (5 years)	5,375	112	322		3,225
Oasis Road	Walla Walla, WA	9/8/2017	746	1	Apples, Cherries, and Wine Grapes	6.3 years	None	9,500	45	480	(4)	5,460
JJ Road	Baca, CO	10/2/2017	1,280	1	Grass Hay	4.3 years	1 (5 years)	900	26	52		540
Jayne Avenue	Fresno, CA	12/15/2017	159	1	Organic Almonds	19.9 years	2 (5 years)	5,925	44	364	(4)	3,555
			12,641	16				$128,672	$554	$7,108		$75,763

(1)	Where more than one lease was assumed or executed, represents the weighted-average lease term on the property.

(2)	Annualized straight-line amount is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.

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

(4)
These leases also provide for a participation rent component based on the gross crop revenues earned on the property. The figures above represent only the minimum cash rents guaranteed under the respective leases.

(5)
In connection with the acquisition of this property, we executed a 6-year, follow-on lease with a new tenant that began upon the expiration of the 7-month lease assumed at acquisition. The follow-on lease includes two, 6-year extension options and provides for minimum annualized straight-line rents of approximately $542,000. In addition, in connection with the execution of the follow-on lease, as amended, we committed to provide up to $2.5 million of capital for certain irrigation and property improvements. As stipulated in the follow-on lease, we will earn additional rental income on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year’s minimum cash rent per the follow-on lease).

(6)
In connection with the acquisition of this property, we committed to provide up to $4.0 million of capital to fund the development of additional vineyard acreage on the property. As stipulated in the lease agreement, we will earn additional rental income on the total cost of the project as the capital is disbursed by us at rates specified in the lease.

During the year ended December 31, 2017, in the aggregate, we recognized operating revenues of approximately $4.5 million, and net income of approximately $1.1 million, related to the above acquisitions.
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the years ended December 31, 2018 and 2017 is as follows (dollars in thousands):

Acquisition Period	Land and Land Improvements	Irrigation Systems	Horticulture	Farm-related Facilities	Other Improvements	Leasehold Interest – Land	In-place Leases	Leasing Costs	Net Below-Market Leases	Total Purchase Price
2018 Acquisitions	$72,508	$4,313	$13,288	$123	$—	$—	763	$526	$(95)	$91,426
2017 Acquisitions	92,516	11,844	16,213	2,805	835	3,488	486	508	(23)	128,672
Acquired Intangibles and Liabilities
The following table shows the weighted-average amortization period (in years) for the intangible assets acquired and liabilities assumed in connection with new real estate acquired during the years ended December 31, 2018 and 2017:

	Weighted-Average Amortization Period (in Years)
Intangible Assets and Liabilities	2018	2017
Leasehold interest – land	0.0	6.9
In-place leases	5.9	6.3
Leasing costs	6.9	8.8
Above-market lease values and lease incentives	0.0	5.4
Below-market lease values and other deferred revenues	1.1	4.7
All intangible assets and liabilities	6.0	7.0
Significant Existing Real Estate Activity
Leasing Activity
The following table summarizes the leasing activity that occurred on our existing properties during the year ended December 31, 2018 (dollars in thousands, except footnotes):

			PRIOR LEASES(1)			NEW LEASES(2)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(3)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)	Total Annualized Straight-line Rent(3)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)
AZ, CA, FL, & MI	9	3,659	$1,742	1	4 / 5	$2,001	5.3	4	7 / 2

(1)	Includes the farm previously leased to Land Advisers, during which time no rental income was recognized.

(2)
In connection with certain of these leases, we committed to provide aggregate capital of up to $600,000 for certain irrigation and other improvements on these farms, all of which was expended or accrued for as of December 31, 2018.

(3)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.

As a result of certain early lease terminations, we recorded approximately $108,000 of aggregate bad debt expense (included within Property operating expenses on our accompanying Consolidated Statements of Operations) during the year ended December 31, 2018, in connection with certain deferred rent asset and rent receivable balances that were written off. In addition, in connection with the early termination of a lease that had a deferred rent liability balance of approximately $84,000, in accordance with ASC 360-10, we recognized this amount as additional rental income on the lease termination date, which occurred during the year ended December 31, 2018.
See Note 11, “Subsequent Events—Leasing Activity” for additional leasing activity that occurred subsequent to December 31, 2018.
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
Project Completions
In connection with a lease amendment executed on one of our Florida properties in June 2017, we committed to provide additional capital to expand and upgrade the existing cooling facility on the property. These improvements were completed during the year ended December 31, 2018, at a total cost of approximately $748,000. As a result of these improvements (and pursuant to the lease amendment), we will earn additional straight-line rental income of approximately $75,000 per year throughout the remaining term of the lease, which expires on June 30, 2022.

In connection with the follow-on lease we executed upon our acquisition of a 1,884-acre farm in Florida in August 2017 (which had a commencement date of February 24, 2018), we committed to provide up to $2.5 million of capital in the first year of the lease to support additional plantings and infrastructure on the farm, which improvements were completed during the year ended December 31, 2018, at a total cost of $2.5 million. As a result of this project (as stipulated in the follow-on lease), we will earn additional straight-line rental income of approximately $138,000 per year throughout the remaining term of the lease, which expires on February 23, 2024.
During the year ended December 31, 2018, we replaced 23 irrigation pivots on one of our properties in Colorado at a total cost of approximately $1.4 million. As part of this transaction, we wrote off the net cost basis of the replaced pivots and recognized a loss of approximately $433,000 during the year ended December 31, 2018 (included in Gain (loss) on dispositions of real estate assets, net on our accompanying Consolidated Statement of Operations). Pursuant to a lease amendment executed in connection with this project, we will earn additional straight-line rental income of approximately $104,000 per year throughout the remaining term of the lease, which expires on February 28, 2021. In addition, in connection with the funding of these improvements, we obtained a loan from Diversified Financial Services, LLC (“Diversified Financial”), of approximately $1.3 million (see Note 4, “Borrowings—Diversified Financial Note Payable” for additional information on this loan).
Property and Casualty Loss
During the year ended December 31, 2018, a lightning strike damaged the power plant that supplies power to one of our Arizona properties, causing damage to certain irrigation improvements on the property, and three irrigation pivots on one of our Florida farms were damaged as a result of Hurricane Michael. We estimated the aggregate carrying value of the improvements damaged by these events to be approximately $194,000. During the year ended December 31, 2018, we wrote down the carrying values of the damaged irrigation improvements by approximately $194,000, and, in accordance with ASC 610-30, “Revenue Recognition—Other Income—Gains and Losses on Involuntary Conversions,” recorded a corresponding property and casualty loss on the accompanying Consolidated Statement of Operations.
Repairs to the damaged irrigation improvements on our Arizona property were completed during the year ended December 31, 2018, at a total cost of approximately $81,000, of which approximately $47,000 was capitalized as real estate additions and approximately $34,000 was recorded as repairs and maintenance expense (included within Property and operating expenses on the accompanying Consolidated Statements of Operations) during the year ended December 31, 2018. Repairs to the damaged irrigation pivots on our Florida farm are still ongoing, and we are unable to estimate the costs to repair the pivots at this time.
We are still in the process of assessing the amounts expected to be recovered from both instances, as well as the collectability of such amounts; thus, no offset to the loss has been recorded as of December 31, 2018.
Future Rental Payments
Future operating rental payments owed from tenants under all non-cancelable leases (excluding contingent rental payments, such as participation rents, and tenant reimbursement of certain expenses) for each of the five succeeding fiscal years and thereafter as of December 31, 2018, are as follows (dollars in thousands):

Period		Tenant Rental Payments
For the fiscal years ending December 31:	2019	$30,290
	2020	26,917
	2021	20,980
	2022	19,775
	2023	19,413
	Thereafter	59,934
		$177,309
Portfolio Diversification and Concentrations
Diversification
The following table summarizes the geographic locations (by state) of our farms owned and with leases in place as of December 31, 2018 and 2017 (dollars in thousands):

	As of and For the Year Ended December 31, 2018					As of and For the Year Ended December 31, 2017
State	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue	Number of Farms	Total Acres	% of Total Acres	Rental Revenue	% of Total Rental Revenue
California(1)	33	10,147	13.8%	$13,637	46.5%	28	8,080	12.8%	$12,006	47.8%
Florida	22	17,184	23.5%	8,132	27.7%	16	11,006	17.5%	6,585	26.2%
Colorado	10	31,448	42.9%	2,743	9.4%	10	31,450	49.9%	2,704	10.8%
Arizona	6	6,280	8.6%	2,041	7.0%	6	6,280	10.0%	1,572	6.3%
Oregon	3	418	0.6%	893	3.0%	4	2,313	3.7%	1,189	4.7%
Washington	1	746	1.1%	718	2.4%	1	746	1.1%	152	0.6%
Nebraska	2	2,559	3.5%	580	2.0%	2	2,559	4.1%	580	2.3%
Michigan	5	446	0.6%	370	1.3%	4	270	0.4%	249	1.0%
North Carolina	2	310	0.4%	148	0.5%	2	310	0.5%	74	0.3%
Texas	1	3,667	5.0%	60	0.2%	—	—	—%	—	—%
	85	73,205	100.0%	$29,322	100.0%	73	63,014	100.0%	$25,111	100.0%

(1)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across four of these growing regions.

Concentrations
Credit Risk
As of December 31, 2018, our farms were leased to 63 different, unrelated third-party tenants, with certain tenants leasing more than one farm. One unrelated third-party tenant (“Tenant A”) leases five of our farms, and aggregate rental revenue attributable to Tenant A accounted for approximately $4.4 million, or 15.1% of the total rental revenue recorded during the year ended December 31, 2018. If Tenant A fails to make rental payments, elects to terminate its leases prior to their expirations, or does not renew its leases (and we cannot re-lease the farms on satisfactory terms), there could be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total rental revenue recorded during the year ended December 31, 2018.
Geographic Risk
Farms located in California and Florida accounted for approximately $13.6 million (46.5%) and $8.1 million (27.7%), respectively, of the total rental revenue recorded during the year ended December 31, 2018. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California or Florida were materially impacted by the wildfires or hurricanes that occurred in those respective areas during the year ended December 31, 2018. No other single state accounted for more than 10.0% of the total rental revenue recorded during the year ended December 31, 2018.
NOTE 4. BORROWINGS
Our borrowings as of December 31, 2018 and 2017 are summarized below (dollars in thousands):

	Carrying Value as of		As of December 31, 2018
	December 31, 2018	December 31, 2017	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Notes and bonds payable:
Fixed-rate notes payable	$247,249	$208,469	3.16%–5.70%; 3.96%	6/1/2020–12/1/2043; December 2031
Fixed-rate bonds payable	90,877	84,519	2.80%–4.57%; 3.55%	12/11/2019–9/13/2028; November 2022
Total notes and bonds payable	338,126	292,988
Debt issuance costs – notes and bonds payable	(2,338)	(1,986)	N/A	N/A
Notes and bonds payable, net	$335,788	$291,002

Variable-rate revolving lines of credit	$100	$10,000	4.66%	4/5/2024

Total borrowings, net	$335,888	$301,002

(1)	Where applicable, stated interest rates are before interest patronage (as described below).
As of December 31, 2018, the above borrowings were collateralized by 85 farms with an aggregate net book value of approximately $541.7 million. The weighted-average interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.70% for the year ended December 31, 2018, as compared to 3.31% for the year ended December 31, 2017. In addition, 2017 interest patronage from our Farm Credit Notes Payable (as defined below), which we received and recorded during the nine months ended September 30, 2018, resulted in an 18.0% reduction (approximately 71 basis points) to the stated interest rates on such borrowings. We are unable to estimate the amount of patronage to be received, if any, related to interest accrued during 2018 on our Farm Credit Notes Payable.
MetLife Borrowings
MetLife Facility
On May 9, 2014, we closed on a credit facility (the “MetLife Facility”) with Metropolitan Life Insurance Company (“MetLife”). As a result of subsequent Amendments, the MetLife Facility currently consists of an aggregate of $200.0 million of term notes (the “MetLife Term Notes”) and $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit”). The following table summarizes the pertinent terms of the MetLife Facility as of December 31, 2018 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
MetLife Term Notes	$200,000	(1)	1/5/2029	$126,658	3.30%, fixed through 1/4/2027	(2)	$63,530	(3)
MetLife Lines of Credit	75,000		4/5/2024	100	3-month LIBOR + 2.25%	(4)	74,900	(3)
Total principal outstanding				$126,758

(1)
If the aggregate commitment under this facility is not fully utilized by December 31, 2019, MetLife has the option to be relieved of its obligations to disburse the additional funds under the MetLife Term Notes.

(2)
Represents the blended interest rate as of December 31, 2018. Interest rates for subsequent disbursements will be based on then-prevailing market rates. The interest rate on all then-outstanding disbursements will be subject to adjustment on January 5, 2027. Through December 31, 2019, the MetLife Term Notes are also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the notes).

(3)
Based on the properties that were pledged as collateral under the MetLife Facility, as of December 31, 2018, the maximum additional amount we could draw under the facility was approximately $18.1 million.

(4)
The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under each line of credit). The interest rate spread will be subject to adjustment on October 5, 2019. As of December 31, 2018, the interest rate on the MetLife Lines of Credit was 4.66%.

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
Individual MetLife Notes
The following table summarizes, in the aggregate, the terms of two additional loan agreements entered into with MetLife (collectively, the “Individual MetLife Notes”), as of December 31, 2018 (dollars in thousands):

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
Both of our agreements with MetLife (including the MetLife Facility and the Individual MetLife Notes) require that we satisfy financial covenants on a consolidated basis at the end of each calendar quarter, including staying below a maximum debt-to-asset-value ratio and maintaining a minimum net worth value and rental-revenue-to-debt ratio. Amounts owed to MetLife under each of the agreements are guaranteed by us and each subsidiary of ours that owns a property pledged as collateral pursuant to the respective loan documents. As of December 31, 2018, we were in compliance with all covenants under each of the agreements with MetLife.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements with certain Farm Credit associations, including Farm Credit of Central Florida, FLCA (“Farm Credit CFL”), Farm Credit West, FLCA (“Farm Credit West”), Cape Fear Farm Credit, ACA (“CF Farm Credit”), Farm Credit of Florida, ACA (“Farm Credit FL”), Northwest Farm Credit Services, FLCA (“NW Farm Credit”), Southwest Georgia Farm Credit, ACA (“SWGA Farm Credit”), and Plains Land Bank, FLCA (“Plains Land Bank,” and, collectively, with the other Farm Credit associations, “Farm Credit”). During the year ended December 31, 2018, we entered into the following loan agreements with Farm Credit (dollars in thousands):

Issuer	Date of Issuance	Amount(1)	Maturity Date	Principal Amortization	Stated Interest Rate Terms(2)
Farm Credit West	4/11/2018	$1,473	5/1/2038	20.5 years	4.99%, fixed through April 30, 2023 (variable thereafter)
Farm Credit FL	7/12/2018	16,850	8/1/2043	25.0 years	5.38%, fixed through July 31, 2025 (variable thereafter)
Farm Credit FL	7/17/2018	5,560	8/1/2043	25.0 years	5.38%, fixed through July 31, 2025 (variable thereafter)
SWGA Farm Credit	9/6/2018	1,560	10/1/2043	25.0 years	5.06%, fixed through October 1, 2023 (variable thereafter)
Farm Credit West	11/1/2018	13,800	11/1/2043	25.0 years	5.61%, fixed through October 31, 2028 (variable thereafter)
Plains Land Bank	11/20/2018	5,280	12/1/2043	25.0 years	5.40%, fixed through November 30, 2023 (variable thereafter)

(1)	Proceeds from these notes were used to fund new acquisitions, to repay existing indebtedness, and for other general corporate purposes.

(2)	Stated interest rate is before interest patronage, as discussed below.
The following table summarizes, in the aggregate, the pertinent terms of the loans outstanding from Farm Credit (collectively, the “Farm Credit Notes Payable”) as of December 31, 2018 (dollars in thousands, except for footnotes):

Issuer	# of Loans Outstanding	Dates of Issuance	Maturity Dates	Principal Outstanding	Stated Interest Rate(1)
Farm Credit CFL	7	9/19/2014 – 7/13/2017	6/1/2020 – 10/1/2040	$23,884	4.29%	(2)
Farm Credit West	6	4/4/2016 – 11/1/2018	5/1/2037 – 11/1/2043	38,741	4.62%	(3)
CF Farm Credit	1	6/14/2017	7/1/2022	1,270	4.41%	(4)
Farm Credit FL	3	8/9/2017 – 7/17/2018	3/1/2037 – 8/1/2043	28,042	5.24%	(5)
NW Farm Credit	1	9/8/2017	9/1/2024	5,236	4.41%	(6)
SWGA Farm Credit	1	9/6/2018	10/1/2043	1,560	5.06%	(7)
Plains Land Bank	1	11/20/2018	12/1/2043	5,280	5.40%	(7)
Total	20			$104,013

(1)	Where applicable, represents the weighted-average, blended rate (before interest patronage, as discussed below) on the respective borrowings as of December 31, 2018.

(2)
During the year ended December 31, 2018, we received interest patronage of approximately $142,000 related to interest accrued on loans from Farm Credit CFL during the year ended December 31, 2017, which resulted in a 15.1% reduction (approximately 58 basis points) to the stated interest rates on such borrowings. During the year ended December 31, 2017, we received interest patronage related to loans from Farm Credit CFL of approximately $124,000.

(3)
During the year ended December 31, 2018, we received interest patronage of approximately $126,000 related to interest accrued on loans from Farm Credit West during the year ended December 31, 2017, which resulted in a 19.7% reduction (approximately 75 basis points) to the stated interest rates on such borrowings. During the year ended December 31, 2017, we received interest patronage related to loans from Farm Credit West of approximately $59,000.

(4)
During the year ended December 31, 2018, we received interest patronage of approximately $11,000 related to interest accrued on loans from CF Farm Credit during the year ended December 31, 2017, which resulted in a 36.6% reduction (approximately 161 basis points) to the stated interest rates on such borrowings. In addition, during the year ended December 31, 2018, we received interest patronage of approximately $14,000 from CF Farm Credit, which was an early payment of a portion of the estimated patronage to be paid out during 2019 related to interest accrued on loans from CF Farm Credit during the year ended December 31, 2018. We did not receive any interest patronage related to loans from CF Farm Credit prior to 2018.

(5)
During the year ended December 31, 2018, we received interest patronage of approximately $27,000 related to interest accrued on loans from Farm Credit FL during the year ended December 31, 2017, which resulted in a 24.6% reduction (approximately 115 basis points) to the stated interest rates on such borrowings. We did not receive any interest patronage related to loans from Farm Credit FL prior to 2018.

(6)
In February 2018, we received interest patronage of approximately $17,000 related to interest accrued on loans from NW Farm Credit during the year ended December 31, 2017, which resulted in a 22.7% reduction (approximately 100 basis points) to the stated interest rates on such borrowings. We did not receive any patronage related to loans from NW Farm Credit prior to 2018.

(7)	To date, no interest patronage has been received or recorded for these loans, as they were not outstanding during 2017.
Interest patronage, or refunded interest, on our borrowings from the various Farm Credit associations is generally recorded upon receipt and is included in Other income on our Consolidated Statements of Operations. Receipt of interest patronage typically occurs in the first half of the calendar year following the year in which the respective interest payments are made.
Loans from Farm Credit will generally have a loan-to-value ratio of 60% of the underlying agricultural real estate. Our agreements with Farm Credit contain various affirmative and negative covenants, including with respect to liens, indebtedness, mergers, and asset sales. The Farm Credit Notes Payable also require us to satisfy certain financial covenants at the end of each calendar year, including maintaining a minimum current ratio and net worth value and staying below a maximum leverage ratio. In addition, certain amounts owed under the Farm Credit Notes Payable, limited to 12 months of principal and interest due under certain of the loans, are guaranteed by us pursuant to the loan documents. As of December 31, 2018, we were in compliance with all covenants applicable to the Farm Credit Notes Payable.
Farmer Mac Facility
On December 5, 2014, we, through certain subsidiaries of our Operating Partnership, entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”), for a secured note purchase facility. As subsequently amended, the Bond Purchase Agreement provided for bond issuances up to an aggregate amount of $125.0 million (the “Farmer Mac Facility”) through December 11, 2018.
During the year ended December 31, 2018, we issued four bonds under the Farmer Mac Facility, the pertinent terms of which are summarized in the table below (dollars in thousands):

Dates of Issuance	Gross Proceeds		Maturity Dates	Principal Amortization	Interest Rate Terms
3/13/2018	$1,260	(1)	3/13/2028	None	4.47%, fixed throughout its term
7/30/2018	10,356	(2)	7/24/2025	None	4.45%, fixed throughout its term
8/17/2018	7,050	(2)	8/17/2021	None	4.06%, fixed throughout its term
9/13/2018	4,110		9/13/2028	96.9 years	4.57%, fixed throughout its term

(1)	Except as noted, proceeds from these bonds were used to repay existing indebtedness and for the acquisitions of new farms.

(2)
Proceeds from the issuance of these bonds were used to repay three bonds totaling approximately $16.0 million that matured during the year ended December 31, 2018. The additional proceeds received of approximately $1.4 million were a result of appreciation in the value of the underlying collateral since the time of the original bond issuances and were used for general corporate purposes.

The following table summarizes, in the aggregate, the terms of the 16 bonds outstanding under the Farmer Mac Facility as of December 31, 2018 (dollars in thousands):

Dates of Issuance	Initial Commitment		Maturity Dates	Principal Outstanding	Stated Interest Rate(1)	Undrawn Commitment
12/11/2014–9/13/2018	$125,000	(2)	12/11/2019 – 9/13/2028	$90,877	3.55%	$16,342	(2)

(1)	Represents the weighted-average interest rate as of December 31, 2018.

(2)	As of December 31, 2018, the period during which we were able to issue bonds under the facility had expired, and Farmer Mac had no obligation to purchase additional bonds under the facility.
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
The Bond Purchase Agreement and the Pledge and Security Agreement include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the Bond Purchaser and Farmer Mac to, among other things, accelerate payment of all amounts outstanding under the Farmer Mac Facility and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the agricultural real estate underlying the pledged mortgage loans.
Our ability to borrow under the Farmer Mac Facility is subject to our ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including staying below a maximum leverage ratio and maintaining a minimum fixed charge coverage ratio and a tangible net worth. As of December 31, 2018, we were in compliance with all covenants under the Farmer Mac Facility.
Rabo Note Payable
On October 13, 2017, we closed on a term loan from Rabo AgriFinance, LLC (“Rabo”). The following table summarizes the pertinent terms of our loan agreement with Rabo as of December 31, 2018 (dollars in thousands):

Date of Issuance	Maturity Date	Principal Outstanding	Principal Amortization	Stated Interest Rate	Interest Rate Terms
10/13/2017	10/1/2022	$518	25.0 years	4.59%	Fixed throughout its term
Diversified Financial Note Payable
On December 3, 2018, we closed on a term loan from Diversified Financial for approximately $1.3 million to finance approximately $1.4 million of irrigation improvements we funded on one of our properties in Colorado (See Note 3, “Real Estate and Lease Intangibles—Significant Existing Real Estate Activity—Project Completions”). The following table summarizes the pertinent terms of our loan agreement with Diversified Financial as of December 31, 2018 (dollars in thousands):

Date of Issuance	Maturity Date	Principal Outstanding	Principal Amortization	Stated Interest Rate	Interest Rate Terms
12/3/2018(1)	11/27/2025	$1,295	7.0 years	5.70%	Fixed throughout its term

(1)	This loan was issued in two separate disbursements: approximately $688,000 was disbursed on December 3, 2018, and approximately $607,000 was disbursed on December 20, 2018.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of December 31, 2018, for the succeeding years are as follows (dollars in thousands):

For the Fiscal Years Ending December 31,	Scheduled Principal Payments
2019	$12,374
2020	28,151
2021	16,174
2022	38,612
2023	32,385
Thereafter	210,429
$338,126
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

As of December 31, 2018, the aggregate fair value of our long-term, fixed-rate notes and bonds payable was approximately $328.5 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $338.1 million. The fair value of our long-term, fixed-rate notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is determined by a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature of the MetLife Lines of Credit and the lack of changes in market credit spreads, their aggregate fair value as of December 31, 2018, is deemed to approximate their aggregate carrying value of $100,000.
NOTE 5. MANDATORILY-REDEEMABLE PREFERRED STOCK
In August 2016, we completed a public offering of 6.375% Series A Cumulative Series A Term Preferred Stock, par value $0.001 per share (the “Series A Term Preferred Stock”), at a public offering price of $25.00 per share. As a result of this offering (including the underwriters’ exercise of their option to purchase additional shares to cover over-allotments), we issued a total of 1,150,000 shares of the Series A Term Preferred Stock for gross proceeds of approximately $28.8 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $27.6 million. The Series A Term Preferred Stock is traded under the ticker symbol “LANDP” on Nasdaq.
Beginning on September 30, 2018, we were permitted to redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption. The shares of the Series A Term Preferred Stock have a mandatory redemption date of September 30, 2021, and are not convertible into our common stock or any other securities. As of December 2018, no shares of Series A Term Preferred Stock have been redeemed.
We incurred approximately $1.2 million in total offering costs related to this issuance, which have been recorded net of the Series A Term Preferred Stock as presented on the Consolidated Balance Sheet and are being amortized over the mandatory redemption period as a component of interest expense on the accompanying Consolidated Statements of Operations. The Series A Term Preferred Stock is recorded as a liability on our accompanying Consolidated Balance Sheets in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily-redeemable financial instruments should be classified as liabilities. In addition, the related dividend payments are treated similar to interest expense on the accompanying Consolidated Statements of Operations.
As of December 31, 2018, the fair value of our Series A Term Preferred Stock was approximately $29.3 million, as compared to the carrying value, exclusive of offering costs, of $28.8 million. The fair value of our Series A Term Preferred Stock is valued using Level 1 inputs under the hierarchy established by ASC 820-10, “Fair Value Measurements and Disclosures,” and is calculated based on the closing stock price as of December 31, 2018, of $25.47.
For information on the dividends declared by our Board of Directors and paid by us on the Series A Term Preferred Stock during the years ended December 2018 and 2017, see Note 7, “Equity—Distributions.”

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
The investment advisory agreement with our Adviser that was in effect through March 31, 2017 (the “Prior Advisory Agreement”), and the current administration agreement with our Administrator (the “Administration Agreement”) each became effective February 1, 2013. On April 11, 2017, we entered into a Second Amended and Restated Investment Advisory Agreement (the “Amended Advisory Agreement”) with our Adviser that became effective on April 1, 2017. Our entrance into the Amended Advisory Agreement was approved unanimously by our board of directors, including, specifically, our independent directors.
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
Amended Advisory Agreement
Pursuant to the Amended Advisory Agreement, effective beginning with the three months ended June 30, 2017, our Adviser has been compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2018 meeting, our board of Directors reviewed and renewed the Amended Advisory Agreement for an additional year, through August 31, 2019. Each of the base management, incentive, and capital gains fees is described below.
Base Management Fee
A base management fee is paid quarterly and is calculated as 2.0% per annum (0.50% per quarter) of the prior calendar quarter’s total adjusted equity, which is defined as total equity plus total mezzanine equity, if any (each as reported on our balance sheet), adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items (“Total Adjusted Equity”). During the year ended December 31, 2018, our Adviser granted us a non-contractual, unconditional, and irrevocable waiver on the portion of the base management fee attributable to our Series B Preferred Stock, which is included within Total Adjusted Equity (each as defined in Note 7, “Equity”). This waiver resulted in a credit of approximately $46,000 to be applied against the base management fee for the year ended December 31, 2018.
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
Capital Gains Fee
A capital gains-based incentive fee will be calculated and payable in arrears at the end of each fiscal year (or upon termination of the Amended Advisory Agreement). The capital gains fee shall equal: (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses, minus (ii) any aggregate capital gains fees paid in prior periods. For purposes of this calculation, realized capital gains and losses will be calculated as (x) the sales price of the property, minus

(y) any costs to sell the property and the then-current gross value of the property (which includes the property’s original acquisition price plus any subsequent, non-reimbursed capital improvements). At the end of each fiscal year, if this figure is negative, no capital gains fee shall be paid. Our sale of Oregon Trail during the year ended December 31, 2018 (see Note 3, “Real Estate and Intangible Assets—Significant Existing Real Estate Activity—Property Dispositions—Property Sale”), contributed to our Adviser earning a capital gains fee of approximately $628,000, which was the first capital gains fee recorded by us since our inception. However, during the three months ended September 30, 2018, our Adviser granted us a non-contractual, unconditional, and irrevocable waiver equal to approximately $778,000 (which represented the full amount of the capital gains fee recorded as of September 30, 2018) to be applied as a credit against the capital gains fee for the year ended December 31, 2018. Capital losses recorded in connection with dispositions of certain real estate assets during the three months ended December 31, 2018, resulted in a reduction of the capital gains fee of approximately $150,000 during the three months ended December 31, 2018.
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
TRS Lease Assumption
On October 17, 2017, Land Advisers entered into an Assignment and Assumption of Agricultural Lease (the “Assigned TRS Lease”) with the previously-existing tenant on a 169-acre farm located in Ventura County, California. The Assigned TRS Lease, as amended (only to shorten the term and to remove any tenant renewal options), expired on July 31, 2018. In addition, in connection with the initial operations on the farm, on October 17, 2017, Land Advisers issued a $1.7 million unsecured promissory note to the Company that matured on July 31, 2018, and bore interest at a rate equal to the prime rate plus a spread of 5.0% per annum.
During the year ended December 31, 2018, the rent owed to us from Land Advisers as a result of the Assigned TRS Lease, the principal balance of the promissory note Land Advisers issued to us, and the interest owed thereon were all forgiven by us. All such related amounts have been eliminated in consolidation, and, as a result, no rental or interest income from Land Advisers was recorded by us on the Consolidated Statement of Operations during the year ended December 31, 2018.
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
TRS Expense Sharing Agreement
Pursuant to the TRS Expense Sharing Agreement, our Adviser was responsible for maintaining the day-to-day operations on the farm leased to Land Advisers from October 17, 2017, through July 31, 2018. In exchange for such services, Land Advisers compensated our Adviser through reimbursement of certain expenses incurred by our Adviser, including Land Advisers’ pro-rata share of our Adviser’s payroll and related benefits (based on the percentage of each employee’s time devoted to matters related to Land Advisers in relation to the time such employees devoted to all affiliated funds, collectively, advised by our

Adviser) and general overhead expenses (based on the total general overhead expenses incurred by our Adviser multiplied by the ratio of hours worked by our Adviser’s employees on matters related to Land Advisers to the total hours worked by our Adviser’s employees).
Throughout the term of the lease assumed by Land Advisers, our Adviser incurred approximately $207,000 of costs related to services provided to Land Advisers (approximately $136,000 and $71,000 of which were incurred during the years ended December 31, 2018 and 2017, respectively). Such costs, while payable by Land Advisers, were initially accumulated and deferred (included within Crop inventory on the accompanying Consolidated Balance Sheet as of December 31, 2017) and then allocated to costs of sales as the related crops were harvested and sold. During the year ended December 31, 2018, approximately $176,000 of the total accumulated costs incurred by our Adviser was allocated to the costs of crops sold and is included within Management Fee on the accompanying Consolidated Statement of Operations for the year ended December 31, 2018. The remaining accumulated costs incurred by our Adviser of approximately $31,000 was allocated to harvested but unsold crops initially held within crop inventory, the market value of which was written down to zero during the year ended December 31, 2018. As such, all costs allocated to these crops (including the $31,000 incurred by our Adviser) were included within Loss on write-down of crop inventory on the accompanying Consolidated Statement of Operations for the year ended December 31, 2018. See Note 2, “Summary of Significant Accounting Policies—Crop Inventory and Crop Sales—Crop Inventory,” for further discussion on the write-down of our crop inventory. In addition, during the year ended December 31, 2018, our Adviser granted Land Advisers a non-contractual, unconditional, and irrevocable waiver of approximately $190,000 to be applied as a credit against a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement.
TRS Administration Fee Allocation
Under to the TRS Administration Fee Allocation, a portion of the fee owed by us to our Administrator under the Administration Agreement is allocated to Land Advisers based on the percentage of each employee’s time devoted to matters related to Land Advisers in relation to the total time such employees devoted to the Company.
During the years ended December 31, 2018 and 2017, approximately $57,000 and $22,000, respectively, of the administration fee that would have otherwise been owed by us to our Administrator was allocated to Land Advisers. This administration fee is payable by Land Advisers and is included within Administration fee on the accompanying Consolidated Statements of Operations.
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
Financing Arrangement Agreement
We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing financing on our properties. Depending on the size of the financing obtained, the maximum amount of the financing fee, which will be payable upon closing of the respective financing, will range from 0.5% to 1.0% of the amount of financing obtained. The amount of the financing fee may be reduced or eliminated as determined by us and Gladstone Securities after taking into consideration various factors, including, but not limited to, the involvement of any unrelated third-party brokers and general market conditions. During the years ended December 31, 2018 and 2017, we paid total financing fees to Gladstone Securities of approximately $83,000 and $36,000, respectively. Through December 31, 2018, the total amount of financing fees paid to Gladstone Securities represented approximately 0.12% of the total financings secured since the Financing Arrangement Agreement has been in place.
Dealer-Manager Agreement
On January 10, 2018, we entered into a dealer-manager agreement, which was amended and restated on May 31, 2018 (the “Dealer-Manager Agreement”), with Gladstone Securities, whereby Gladstone Securities serves as our exclusive dealer-manager in connection with the Primary Offering of our Series B Preferred Stock (each as defined in Note 7, “Equity—Series B Preferred Stock”). Pursuant to the Dealer-Manager Agreement, Gladstone Securities provides certain sales, promotional, and marketing services to us in connection with the offering of the Series B Preferred Stock, and we generally will pay Gladstone Securities: (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series B Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer-manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the Primary Offering (the “Dealer-Manager Fee”).  Gladstone Securities may, in its sole discretion, remit all or a portion of the Selling Commissions and may also reallow all or a portion of the Dealer-Manager Fees to participating broker-dealers and wholesalers in support of the Primary Offering. The terms of the Dealer-Manager Agreement were approved by our board of directors, including all of its independent directors. During the year ended December 31, 2018, we paid total Selling Commissions and Dealer-Manager Fees to Gladstone Securities in connection with sales of the Series B Preferred Stock of approximately $2.3 million (of which approximately $2.2 million were then remitted by Gladstone Securities to unrelated third-parties involved in the offering, including participating broker-dealers and wholesalers). Such fees are netted against the gross proceeds received from sales of the Series B Preferred Stock and are included within Additional paid-in capital on the accompanying Consolidated Balance Sheet.
Related Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying consolidated financial statements (dollars in thousands):

	For the Years Ended December 31,
	2018		2017
Base management fee(1)(2)	$2,837	(3)	$2,041	(4)
Incentive fee(1)(2)	—		688
Capital gains fee(1)(2)	628		—
Credits from non-contractual, unconditional, and irrevocable waiver granted by Adviser’s board of directors(2)	(1,014)		(54)
Total fees to our Adviser, net	$2,451		$2,675

Administration fee(1)(2)(5)	$1,275		$914

Selling Commissions and Dealer-Manager Fees(1)(6)	$2,324		$—
Financing fees(1)(7)	83		36
Total fees to Gladstone Securities	$2,407		$36

(1)	Pursuant to the agreements with the respective related-party entities, as discussed above.

(2)	Reflected as a line item on our accompanying Consolidated Statements of Operations.

(3)
Includes the allocation of approximately $176,000 of the total accumulated costs incurred by our Adviser as a result of the crops harvested and sold on the farm operated by Land Advisers during the year ended December 31, 2018, as further described above under “TRS Expense Sharing Agreement.” Excludes an additional $31,000 of accumulated costs incurred by our Adviser during the year ended December 31, 2018, pursuant to the TRS Expense Sharing Agreement. Such costs were allocated to crop inventory that was written down to zero during the year ended December 31, 2018, and are included within Loss on write-down of inventory on the accompanying Consolidated Statements of Operations (as discussed in more detail under “TRS Fee Arrangements—TRS Expense Sharing Agreement” above).

(4)
Excludes the allocation of approximately $71,000 of the total accumulated costs incurred by our Adviser pursuant to the TRS Expense Sharing Agreement as a result of the crops harvested and sold on the farm operated by Land Advisers during the year ended December 31, 2017. Such amount was deferred and included within Crop inventory on the accompanying Consolidated Balance Sheet as of December 31, 2017.

(5)
Includes the portion of administration fee that was allocated to Land Advisers (approximately $57,000 and $22,000 for each of the years ended December 31, 2018 and 2017, respectively), as further described above under “TRS Administration Fee Allocation.”

(6)
Included within Additional paid-in capital on the accompanying Consolidated Balance Sheet. Gladstone Securities remitted approximately $2.2 million of these fees to unrelated third-parties involved in the offering (including participating broker-dealers and wholesalers) during the year ended December 31, 2018.

(7)
Included within Notes and bonds payable, net on the Consolidated Balance Sheets and amortized into Interest expense on the Consolidated Statements of Operations. Financing fees paid to Gladstone Securities represented approximately 0.11% and 0.13% of the total financings secured during the years ended December 31, 2018 and 2017, respectively.

Related-Party Fees Due
Amounts due to related parties on our accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017 were as follows (dollars in thousands):

	December 31, 2018	December 31, 2017
Due from Gladstone Securities(1)	$20	$—

Base management fee	$736	$666
Capital gains fee(2)	(150)	—
Credits to fees(3)	(44)	—
Other(4)	63	16
Total due to Adviser	605	682
Administration fee(5)	340	258
Total due to Administrator	340	258
Total due to related parties(6)	$945	$940

(1)
Amounts due from Gladstone Securities represent costs for certain sales, promotional, or marketing services related to the offering of the Series B Preferred Stock paid for by us on behalf of Gladstone Securities. Such amounts are included within Other assets, net on our accompanying Consolidated Balance Sheet.

(2)
The credit to the capital gains fee during the three months ended December 31, 2018, was a result of capital losses recorded in connection with dispositions of certain real estate assets during the three months ended December 31, 2018, which resulted in a reduction of the capital gains fee accrued for as of September 30, 2018.

(3)
The credit received from our Adviser during the three months ended December 31, 2018, was granted as a non-contractual, unconditional, and irrevocable waiver to be applied as a credit against the portion of the base management fee attributable to our Series B Preferred Stock, which is included within Total Adjusted Equity (each as defined in Note 7, “Equity”).

(4)
Other fees due to or from related parties primarily relate to miscellaneous general and administrative expenses either paid by our Adviser or Administrator on our behalf or by us on our Adviser’s or Administrator’s behalf. The balance owed to our Adviser as of December 31, 2018, includes premium payments for certain insurance policies made by our Adviser on our behalf.

(5)
Includes approximately $9,000 and $22,000 owed by Land Advisers to our Administrator as of each of December 31, 2018 and 2017, respectively, in accordance with the TRS Administration Fee Allocation, as discussed above.

(6)	Reflected as a line item on our accompanying Consolidated Balance Sheets.
NOTE 7. EQUITY
Amendment to Articles of Incorporation
On January 10, 2018, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary to reclassify and designate 6,500,000 shares of our authorized and unissued shares of capital stock as shares of Series B Preferred Stock (as defined below). The reclassification decreased the number of shares classified as common stock from 98,000,000 shares immediately prior to the reclassification to 91,500,000 shares immediately after the reclassification. Any shares of Series B Preferred Stock (as defined below) shall have the status of authorized but unissued shares of capital stock.
Stockholders’ Equity
As of December 31, 2018, there were 6,500,000 shares of Series B Preferred Stock (as defined below), par value $0.001 per share, authorized, with 1,144,393 shares issued and 1,144,393 shares outstanding worth an aggregate liquidation value of approximately $28.6 million; and 91,500,000 shares of common stock, par value $0.001 per share, authorized, with 17,891,340 shares issued and outstanding. As of December 31, 2017, there were 98,000,000 shares of common stock, par value $0.001 per share, authorized, with 13,791,574 shares issued and outstanding.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership. As of December 31, 2018 and 2017, we owned approximately 96.9% and 93.2%, respectively, of the outstanding OP Units.
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
Information related to OP Units tendered for redemption during the years ended December 31, 2018 and 2017 is provided in the table below (dollars in thousands, except per-unit amounts):

Period	OP Units Tendered for Redemption	Shares of Common Stock Issued	OP Units Redeemed with Cash	Aggregate Cash Payment	Aggregate Cash Paid per OP Unit
Year Ended December 31, 2018	437,226	397,811	39,415	$521	$13.21
Year Ended December 31, 2017	441,153	246,875	194,278	2,569	$13.22
See Note 11, “Subsequent Events—OP Unit Redemptions” for redemptions of OP Units subsequent to December 31, 2018.
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
As of December 31, 2018 and 2017, there were 570,879 and 1,008,105 OP Units held by non-controlling limited partners outstanding, respectively. As of December 31, 2018, all of the 570,879 OP Units were eligible to be tendered for redemption. See Note 11, “Subsequent Events—OP Unit Redemptions” for redemptions of OP Units subsequent to December 31, 2018.
Registration Statement
On March 30, 2017, we filed a universal registration statement on Form S-3 (File No. 333-217042) with the SEC (the “2017 Registration Statement”) to replace our previous registration statement, which expired on April 1, 2017. The 2017 Registration Statement, which was declared effective by the SEC on April 12, 2017, permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through December 31, 2018, we have issued a total of 5,396,030 shares of common stock (excluding 644,686 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $67.5 million and 1,144,393 shares of Series B Preferred Stock (as defined below) for gross proceeds of approximately $28.1 million under the 2017 Registration Statement. See Note 11, “Subsequent Events” for equity issuances completed subsequent to December 31, 2018.
2018 Equity Issuances
Series B Preferred Stock
On January 10, 2018, we filed a prospectus supplement with the SEC for a continuous public offering of 6.00% Series B Cumulative Redeemable Preferred Stock, which was terminated on May 31, 2018, with no shares being sold. On May 31, 2018, we filed a new prospectus supplement with the SEC for a continuous public offering of up to 6,000,000 shares (the “Primary Offering”) of our revised and newly-designated 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million and net proceeds, after deducting dealer-manager fees, selling commissions, and estimated expenses of the offering payable by us, of up to approximately $131.3 million, assuming all shares of the Series B Preferred Stock are sold in the Primary Offering. The Series B Preferred Stock is being offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, the dealer-manager for the Primary Offering. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” for a discussion of the fees and commissions to be paid to Gladstone Securities in connection with the offering of the Series B Preferred Stock.
During the year ended December 31, 2018, we sold 1,144,393 shares of the Series B Preferred Stock for gross proceeds of approximately $28.1 million and net proceeds (after deducting selling commissions and dealer-manager fees borne by us) of approximately $25.7 million. As of December 31, 2018, excluding selling commissions and dealer-manager fees, we have incurred approximately $766,000 of total costs related to this offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Consolidated Balance Sheet) and are applied against the gross proceeds received from the offering through additional paid-in capital as shares of the Series B Preferred Stock are sold. See Note 11, “Subsequent Events,” for sales of Series B Preferred Stock completed subsequent to December 31, 2018.
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
Common Stock
Secondary Offerings
During the year ended December 31, 2018, we completed two overnight public offerings of our common stock. In March 2018, we issued a total of 1,265,000 shares (including the over-allotment option) at a public offering price of $12.15 per share, resulting in total gross proceeds of approximately $15.4 million and net proceeds (after deducting underwriting discounts and direct offering costs borne by us) of approximately $14.6 million. In December 2018, we issued 1,450,000 shares at a public offering price of $12.55 per share, resulting in gross proceeds of approximately $18.2 million and net proceeds (after deducting underwriting discounts and offering expenses borne by us) of approximately $17.3 million.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or our “Sales Agreements”), as amended from time to time, with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). During the year ended December 31, 2018, we issued and sold 986,955 shares of our common stock at an average sales price of $12.95 per share under the ATM Program for gross proceeds of approximately $12.8 million and net proceeds of approximately $12.6 million. Through December 31, 2018, we have issued and sold a total of 1,595,591 shares of our common stock at an average sales price of $12.87 per share for gross proceeds of approximately $20.5 million and net proceeds of approximately $20.2 million.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors and paid by us during the years ended December 31, 2018 and 2017 are reflected in the table below.

	For the Years Ended December 31,
Issuance	2018	2017
Series A Term Preferred Stock(1)	$1.59375	$1.59375
Series B Preferred Stock	0.875	—
Common Stock(2)	0.5319	0.5238

(1)	Treated similar to interest expense on the accompanying Consolidated Statements of Operations.

(2)	The same amounts were paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership.
For federal income tax characterization purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital, or a combination thereof. The characterization of distributions on our preferred and common stock during each of the years ended December 31, 2018 and 2017 is reflected in the following table:

	Ordinary Income	Return of Capital	Long-term Capital Gain
For the Year Ended December 31, 2018:
Series A Term Preferred Stock	96.85143%	3.14857%	—%
Series B Preferred Stock	96.85143%	3.14857%	—%
Common Stock	—%	100.00000%	—%
For the Year Ended December 31, 2017:
Series A Term Preferred Stock	82.32594%	—%	17.67406%
Common Stock	26.84290%	67.39436%	5.76274%
NOTE 8. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with a lease amendment we executed on one of our Oregon farms in May 2017, we committed to provide up to $1.8 million of capital for anticipated improvements on the farm, including irrigation upgrades and the planting of new blueberry bushes, which improvements are expected to be completed by December 31, 2020. As stipulated in the lease amendment, we will begin earning additional rent on the cost of the improvements as the funds are disbursed by us at an initial annual rate of 6.5%, which rate is subject to annual escalations and market resets. As of December 31, 2018, we have expended or accrued approximately $921,000 related to this project.
In connection with the lease we executed upon our acquisition of our two North Carolina farms in June 2017, we committed to provide up to $300,000 of capital to support additional plantings and infrastructure on the farm, which improvements are expected to be completed by June 30, 2019. As stipulated in the lease agreement, we will earn additional rent on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year’s minimum cash rent per the lease). As of December 31, 2018, we have expended or accrued approximately $166,000 related to this project.
In connection with the lease we executed upon our acquisition of a 361-acre farm in California in August 2017, we committed to provide up to $4.0 million of capital to fund the development of additional vineyard acreage on the farm, which development is expected to be completed by March 31, 2020. As stipulated in the lease agreement, we will earn additional rent on the total cost of the improvements as the funds are disbursed by us at an initial annual rate of 6.0%, which is subject to annual escalations. As of December 31, 2018, we have expended or accrued approximately $1.5 million related to this project.
In connection with a lease amendment we executed on one of our Oregon farms in May 2018, we committed to provide up to approximately $250,000 of capital for certain irrigation improvements on the farm, which are expected to be completed by June 30, 2019. As a result of this project, the lease amendment provides for additional, fixed rental payments that are subject to annual escalations. As of December 31, 2018, we have expended or accrued approximately $30,000 related to this project.
In connection with the lease we executed upon our acquisition of five farms totaling 5,630 acres in Collier and Hendry Counties, Florida, in July 2018, we committed to provide up to $2.0 million of capital for certain irrigation improvements on the farms throughout the term of the lease, which expires on June 30, 2025. While no specific plans for such improvements have been developed yet, if and when any capital is deployed by us, as stipulated in the lease agreement, we will earn additional rent on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year’s minimum cash rent per the lease). To date, we have not expended or accrued anything related to this project.
Ground Lease Obligations
In connection with two farms acquired on June 1, 2017, through a leasehold interest, we assumed two ground leases under which we are the lessee (with the State of Arizona as the lessor). During the years ended December 31, 2018 and 2017, we recorded lease expense (included within Property operating expenses on the accompanying Consolidated Statements of Operations) of approximately $48,000 and $31,000, respectively, as a result of these ground leases. Future minimum lease payments due under the terms of these leases as of December 31, 2018, are as follows (dollars in thousands):

For the Years Ended December 31,	Estimated Minimum Lease Payments Due(1)
2019	$47
2020	47
2021	47
2022	30
2023	30
Thereafter	31
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
NOTE 9.  EARNINGS (LOSS) PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2018 and 2017, computed using the weighted-average number of shares outstanding during the respective periods. Net Income (loss) figures are presented net of non-controlling interests in the earnings (loss) per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings (loss) per share calculation, as there would be no effect on the amounts since the non-controlling limited partners’ share of income (loss) would also be added back to net income (loss).

	2018	2017
	(Dollars in thousands, except per-share amounts)
Net income (loss) attributable to the Company	$2,250	$(31)
Weighted average shares of common stock outstanding – basic and diluted	15,503,341	12,055,791
Earnings (loss) per common share – basic and diluted	$0.15	$—
The weighted-average number of OP Units held by non-controlling limited partners was 809,022 and 1,358,790 for the years ended December 31, 2018 and 2017, respectively.
NOTE 10. QUARTERLY FINANCIAL INFORMATION (unaudited)
The following table reflects the quarterly results of operations for the years ended December 31, 2018, and 2017 (dollars in thousands, except per share data):

Fiscal Year 2018:	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Operating revenues	$9,245	$11,394	$8,017	$8,031
Operating expenses	(6,459)	(8,922)	(4,672)	(4,522)
Other (expenses) income	(3,104)	(4,324)	2,675	(4,593)
Net (loss) income	(318)	(1,852)	6,020	(1,084)
Net loss (income) attributable to non-controlling interests	21	110	(337)	69
Net (loss) income attributable to the Company	(297)	(1,742)	5,683	(1,015)
Dividends declared on Series B cumulative redeemable preferred stock	—	(3)	(90)	(286)
Net (loss) income attributable to common stockholders	$(297)	$(1,745)	$5,593	$(1,301)
Earnings (loss) per common share – basic and diluted	$(0.02)	$(0.11)	$0.35	$(0.07)
Weighted average shares of common stock outstanding – basic and diluted	13,957,732	15,506,512	16,057,957	16,457,600

Fiscal Year 2017:	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Operating revenues	$5,750	$5,996	$6,564	$6,812
Operating expenses	(3,146)	(3,090)	(3,645)	(3,865)
Other expenses	(2,431)	(2,651)	(3,166)	(3,162)
Net income (loss)	173	255	(247)	(215)
Net (income) loss attributable to non-controlling interests	(21)	(28)	26	26
Net income (loss) attributable to the Company	$152	$227	$(221)	$(189)
Earnings (loss) per common share – basic and diluted	$0.01	$0.02	$(0.02)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	10,395,736	11,850,624	12,271,925	13,666,560
NOTE 11. SUBSEQUENT EVENTS
Portfolio Activity

Acquisition Activity
On January 22, 2019, we acquired a 695-acre farm in Lincoln County, Nebraska (“Somerset Road”), growing popcorn and edible beans for approximately $2.4 million. At closing we entered into a sale-leaseback agreement with the seller for a 5-year, triple-net lease that includes one, 5-year extension option and provides for minimum annualized, straight-line rents of approximately $126,000. We will account for this acquisition as an asset acquisition in accordance with ASC 360.
Leasing Activity
The following table summarizes the leasing activity that occurred on our existing properties subsequent to December 31, 2018 (dollars in thousands, except footnotes):

			PRIOR LEASES(1)			NEW LEASES(2)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(3)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)	Total Annualized Straight-line Rent(3)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)
AZ, CA, FL, MI, & NE	8	3,707	$1,025	1	6 / 2	$856	1.4	3	5 / 3

(1)	Includes a farm that was previously vacant.

(2)	In connection with certain of these leases, we committed to provide aggregate capital of up to $420,000 for certain improvements on these farms.

(3)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.

Financing Activity
In connection with the acquisition of Somerset Road, on February 7, 2019, we entered into a new loan agreement with Premier Farm Credit, FLCA, for approximately $1.4 million. The loan is scheduled to mature on November 1, 2043, and will bear interest (before interest patronage) at a fixed rate of 5.45% per annum through November 1, 2023, thereafter converting to a variable rate unless another fixed rate is established. Gladstone Securities earned a financing fee of approximately $2,000 in connection with securing this financing.
Equity Activity
Series B Preferred Stock
Subsequent to December 31, 2018, through the date of this filing, we have sold 454,075 shares of the Series B Preferred Stock for gross proceeds of approximately $11.2 million and net proceeds of approximately $10.2 million. Total Selling Commissions and Dealer-Manager Fees earned by Gladstone Securities as a result of these sales were approximately $1.0 million (of which approximately $954,000 was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers). In addition, subsequent to December 31, 2018, 600 shares of the Series B Preferred Stock were tendered for redemption at a cash redemption price of $22.50 per share. As such, we paid a total redemption price of approximately $14,000 to redeem and retire these shares.
Redemption of OP Units
Subsequent to December 31, 2018, through the date of this filing, an aggregate of 168,079 OP Units were tendered for redemption, and we issued 168,079 shares of common stock in exchange for 168,079 of the OP Units.
Distributions
On January 8, 2019, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series A Term Preferred Stock:	January 18, 2019	January 31, 2019	$0.1328125
	February 20, 2019	February 28, 2019	0.1328125
	March 20, 2019	March 29, 2019	0.1328125
Total Series A Term Preferred Stock Distributions:			$0.3984375

Series B Preferred Stock:	January 23, 2019	February 1, 2019	$0.125
	February 26, 2019	March 7, 2019	0.125
	March 26, 2019	April 4, 2019	0.125
Total Series B Preferred Stock Distributions:			$0.375

Common Stock:	January 18, 2019	January 31, 2019	$0.04445
	February 20, 2019	February 28, 2019	0.04445
	March 20, 2019	March 29, 2019	0.04445
Total Common Stock Distributions:			$0.13335
The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership as of the above record dates.

GLADSTONE LAND CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(In Thousands)

			Initial Cost			Subsequent Capitalized Additions			Total Cost
Location and Description of Property	Date Acquired	Encumbrances	Land and Land Improvements	Buildings & Improvements	Horticulture	Land Improvements	Buildings & Improvements	Horticulture	Land and Land Improvements	Buildings & Improvements	Horticulture	Total(1)	Accumulated Depreciation(2)
Santa Cruz County, California:
Land & Improvements	6/16/1997	7,157	4,350	—	—	—	579	—	4,350	579	—	4,929	(262)
Ventura County, California:
Land, Buildings & Improvements	9/15/1998	27,890	9,895	5,256	—	—	293	—	9,895	5,549	—	15,444	(3,856)
Santa Cruz County, California:
Land & Improvements	1/3/2011	6,241	8,328	—	—	444	527	—	8,772	527	—	9,299	(113)
Hillsborough County, Florida:
Land, Buildings & Improvements	9/12/2012	2,775	2,199	1,657	—	14	1,255	—	2,213	2,912	—	5,125	(863)
Marion County, Oregon:
Land, Buildings & Improvements	5/31/2013	1,765	2,494	703	—	1	596	—	2,495	1,299	—	3,794	(355)
Monterey County, California:
Land, Buildings & Improvements	10/21/2013	4,473	7,187	164	—	180	3,051	—	7,367	3,215	—	10,582	(401)
Ventura County, California:
Land & Improvements	12/27/2013	—	—	—	—	—	—	—	—	—	—	—	—
Cochise County, Arizona:
Land, Buildings & Improvements	12/27/2013	4,384	6,168	572	—	8	1,765	—	6,176	2,337	—	8,513	(948)
Santa Cruz County, California:
Land, Building & Improvements	6/13/2014	3,644	5,576	207	—	—	—	—	5,576	207	—	5,783	(207)
Ventura County, California:
Land, Buildings & Improvements	7/23/2014	3,647	6,219	505	—	—	84	—	6,219	589	—	6,808	(153)
Kern County, California:
Land & Improvements	7/25/2014	4,069	5,841	67	—	—	993	—	5,841	1,060	—	6,901	(246)
Manatee County, Florida:
Land, Buildings & Improvements	9/29/2014	9,698	8,466	5,426	—	—	667	—	8,466	6,093	—	14,559	(2,214)
Ventura County, California:
Land, Buildings & Improvements	10/29/2014	14,208	23,673	350	—	—	2,195	—	23,673	2,545	—	26,218	(225)
Ventura County, California:
Land & Improvements	11/4/2014	3,675	5,860	92	—	—	2	—	5,860	94	—	5,954	(39)
Monterey County, California:
Land, Buildings & Improvements	1/5/2015	10,178	15,852	582	—	(156)	1,501	—	15,696	2,083	—	17,779	(485)
Manatee County, Florida:
Land, Buildings & Improvements	3/10/2015	4,041	2,403	1,871	—	—	—	—	2,403	1,871	—	4,274	(652)
Hendry County, Florida
Land, Buildings & Improvements	6/25/2015	10,356	14,411	789	—	—	—	—	14,411	789	—	15,200	(432)
Holt County, Nebraska
Land, Buildings & Improvements	8/20/2015	3,516	4,690	786	—	—	—	—	4,690	786	—	5,476	(220)
Rock County, Nebraska
Land, Buildings & Improvements	8/20/2015	3,534	4,862	613	—	—	—	—	4,862	613	—	5,475	(268)
Kern County, California:

Land & Improvements	9/3/2015	14,208	18,893	497	—	688	5,935	1,418	19,581	6,432	1,418	27,431	(1,064)
Hendry County, Florida:
Land, Buildings & Improvements	11/2/2015	1,985	3,244	739	—	2	—	—	3,246	739	—	3,985	(359)
Cochise County, Arizona:
Land, Buildings & Improvements	12/23/2015	3,210	4,234	1,502	—	5	1,344	—	4,239	2,846	—	7,085	(416)
Saguache County, Colorado:
Land, Buildings & Improvements	3/3/2016	15,689	16,756	8,348	—	—	747	—	16,756	9,095	—	25,851	(2,912)
Fresno County, California:
Land, Improvements & Horticulture	4/5/2016	8,657	3,623	1,228	11,455	—	192	—	3,623	1,420	11,455	16,498	(1,340)
Saint Lucie County, Florida:
Land, Buildings & Improvements	7/1/2016	2,914	4,165	971	—	—	—	—	4,165	971	—	5,136	(243)
Baca County, Colorado:
Land & Buildings	9/1/2016	3,157	6,167	214	—	—	—	—	6,167	214	—	6,381	(33)
Stanislaus County, California:
Land & Improvements	9/14/2016	7,525	14,114	45	—	—	463	—	14,114	508	—	14,622	(32)
Merced County, California:
Land & Improvements	9/14/2016	6,946	12,845	504	—	—	190	—	12,845	694	—	13,539	(52)
Fresno County, California:
Land, Improvements & Horticulture	10/13/2016	3,708	2,937	139	3,452	—	—	—	2,937	139	3,452	6,528	(403)
Baca County, Colorado:
Land & Improvements	12/28/2016	6,104	11,430	278	—	—	—	—	11,430	278	—	11,708	(111)
Martin County, Florida:
Land & Improvements	1/12/2017	32,400	52,443	1,627	—	—	—	—	52,443	1,627	—	54,070	(128)
Yuma County, Arizona:
Land & Improvements	6/1/2017	14,765	12,390	12,191	—	—	12,928	—	12,390	25,119	—	37,509	(1,132)
Bladen County, North Carolina:
Land, Improvements & Horticulture	7/17/2017	7,680	5,048	777	7,818	2	13	—	5,050	790	7,818	13,658	(631)
Okeechobee County, Florida:
Land & Improvements	8/9/2017	5,632	9,111	953	—	985	956	—	10,096	1,909	—	12,005	(103)
Santa Barbara County, California:
Land, Improvements & Horticulture	8/9/2017	3,225	4,559	577	397	(50)	904	602	4,509	1,481	999	6,989	(157)
Walla Walla County, Washington:
Land, Improvements & Horticulture	9/8/2017	5,236	5,286	401	3,739	—	—	—	5,286	401	3,739	9,426	(677)
Baca County, Colorado:
Land, Improvements & Horticulture	12/15/2017	3,444	2,016	324	3,626	(1)	—	(3)	2,015	324	3,623	5,962	(374)
Kern County, California:
Land & Improvements	1/31/2018	1,451	2,733	249	—	(4)	—	—	2,728	249	—	2,977	(23)
Collier & Hendry, Florida:
Land & Improvements	7/12/2018	22,410	36,223	344	—	—	—	—	36,223	344	—	36,567	(23)
Kings County, California:
Land & Improvements & Horticulture	9/13/2019	4,110	3,264	284	3,349	—	—	—	3,264	284	3,349	6,897	(5)
Madera, California:
Land & Improvements & Horticulture	11/1/2018	13,800	12,305	1,718	9,015	—	—	—	12,305	1,718	9,015	23,038	(56)
Hartley County, Texas
Land & Improvements	11/20/2018	5,280	7,320	1,054	—	—	—	—	7,320	1,054	—	8,374	(8)
Merced County, California
Land	12/6/2018	4,305	8,210	—	—	—	—	—	8,210	—	—	8,210	—

Miscellaneous Investments
Land, Buildings, Improvements & Horticulture	N/A	15,134	17,393	4,104	3,338	9	912	688	17,402	5,016	4,026	26,445	(1,830)
		$338,226	$415,183	$58,708	$46,189	$2,127	$38,092	$2,705	$417,310	$96,800	$48,894	$563,004	$(24,051)

(1)	The aggregate cost for land, buildings, improvements and horticulture for federal income tax purposes is approximately $564.1 million.

(2)
The Company computes depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the shorter of the estimated useful life or 40 years for horticulture, 5 to 10 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2018, and 2017, respectively (dollars in thousands):

	2018	2017
Balance, beginning of period	$466,143	$337,377
Additions:
Acquisitions during the period	90,671	129,226
Improvements	21,811	3,945
Deductions:
Dispositions during period	(15,621)	(4,405)
Balance, end of period	$563,004	$466,143
The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2018, and 2017, respectively (dollars in thousands):

	2018	2017
Balance, beginning of period	$16,657	$11,066
Additions during period	8,230	6,180
Dispositions during period	(836)	(589)
Balance, end of period	$24,051	$16,657

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2018, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Control over Financial Reporting
Refer to “Management’s Report on Internal Controls over Financial Reporting,” located in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III
We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2018. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Election of Directors to Class of 2022,” “Information Regarding the Board of Directors and Corporate Governance,” “Report of the Compensation Committee of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and the sub-caption “Code of Business Conduct and Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Report of the Compensation Committee of the Board of Directors” and the sub-caption “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2019 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
 a.    DOCUMENTS FILED AS PART OF THIS REPORT
1.    The following financial statements are filed herewith:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
Consolidated Statements of Equity for the years ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
Notes to Financial Statements
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

10.10
Controlled Equity OfferingSM Sales Agreement, dated August 7, 2015, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 7, 2015.

10.11
Controlled Equity OfferingSM Sales Agreement, dated August 7, 2015, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership and Ladenburg Thalmann & Co. Inc., incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-35795), filed on August 7, 2015.

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

10.18
First Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, dated August 10, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 11, 2016.

10.19
Fourth Amendment to Loan Agreement, dated October 5, 2016, by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-35795), filed on October 11, 2016.

10.20
Second Amendment to Promissory Note (Note A), dated October 5, 2016, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-35795), filed on October 11, 2016.

10.21
Second Amendment to Promissory Note (Note B), dated October 5, 2016, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K (File No. 001-35795), filed on October 11, 2016.

10.22
Promissory Note (Note C – 2016 Term Facility), dated October 5, 2016, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K (File No. 001-35795), filed on October 11, 2016.

10.23
Promissory Note (Note D – 2016 RELOC), dated October 5, 2016, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K (File No. 001-35795), filed on October 11, 2016.

10.24
Seventh Amendment to Loan Agreement, dated December 15, 2017, by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on December 21, 2017.

10.25
Third Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, including Exhibit SB thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.

10.26
Amended and Restated Subscription Escrow Agreement, dated as of May 31, 2018, by and among Gladstone Land Corporation, Gladstone Land Securities, LLC, and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.

10.27
Amended and Restated Dealer Manager Agreement, dated May 31, 2018, by and between Gladstone Land Corporation and Gladstone Securities, LLC, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018

10.28
Form of Participating Dealer Agreement, dated May 31, 2018, by and between Gladstone Land Corporation and Gladstone Securities, LLC, incorporated by reference to Exhibit A of Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.

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

***
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2018, and December 31, 2017, (ii) the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, (iii) the Consolidated Statements of Equity for the years ended December 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: February 26, 2019	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer

Date: February 26, 2019	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2019	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: February 26, 2019	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date: February 26, 2019	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer (principal financial and accounting officer)

Date: February 26, 2019	By:	/s/ Paul Adelgren
Paul Adelgren
Director

Date: February 26, 2019	By:	/s/ Michela A. English
Michela A. English
Director

Date: February 26, 2019	By:	/s/ Caren D. Merrick
Caren D. Merrick
Director

Date: February 26, 2019	By:	/s/ John Outland
John Outland
Director

Date: February 26, 2019	By:	/s/ Anthony W. Parker
Anthony W. Parker
Director

Date: February 26, 2019	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr.
Director