Form 10-Q
period 2019-03-31
GLADSTONE LAND Corp
filed 2019-05-07
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2019
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	LAND	The Nasdaq Stock Market, LLC
6.375% Series A Cumulative Term Preferred Stock, $0.001 par value per share	LANDP	The Nasdaq Stock Market, LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 6, 2019, was 18,462,219.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2019

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Investments in real estate, net	$541,451	$538,953
Lease intangibles, net	5,364	5,686
Cash and cash equivalents	23,108	14,730
Other assets, net	6,026	5,750
TOTAL ASSETS	$575,949	$565,119

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	333,835	335,788
Series A cumulative term preferred stock, $0.001 par value; $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of March 31, 2019, and December 31, 2018, net	28,183	28,124
Accounts payable and accrued expenses	6,715	9,152
Due to related parties, net	676	945
Other liabilities, net	11,671	9,957
Total liabilities	381,180	384,066
Commitments and contingencies (Note 7)

EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value; $25.00 per share liquidation preference; 6,500,000 shares authorized; 1,891,709 shares issued and outstanding as of March 31, 2019; 1,144,393 shares issued and outstanding as of December 31, 2018	2	1
Common stock, $0.001 par value; 91,500,000 shares authorized; 18,462,219 shares issued and outstanding as of March 31, 2019; 17,891,340 shares issued and outstanding as of December 31, 2018	18	18
Additional paid-in capital	223,480	202,053
Distributions in excess of accumulated earnings	(28,731)	(25,826)
Total stockholders’ equity	194,769	176,246
Non-controlling interests in Operating Partnership	—	4,807
Total equity	194,769	181,053

TOTAL LIABILITIES AND EQUITY	$575,949	$565,119
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
OPERATING REVENUES:
Lease revenue	$7,830	$6,694
Other operating revenues	—	2,551
Total operating revenues	7,830	9,245
OPERATING EXPENSES:
Depreciation and amortization	2,597	2,189
Property operating expenses	816	428
Base management fee	905	656
Administration fee	306	274
General and administrative expenses	550	553
Other operating expenses	—	2,359
Total operating expenses	5,174	6,459
Credits to fees from Adviser	(569)	—
Total operating expenses, net of credits to fees	4,605	6,459
OTHER INCOME (EXPENSE):
Other income	826	315
Interest expense	(3,453)	(2,832)
Dividends declared on Series A cumulative term preferred stock	(458)	(458)
Loss on dispositions of real estate assets, net	(32)	—
Property and casualty loss	—	(129)
Total other expense, net	(3,117)	(3,104)
NET INCOME (LOSS)	108	(318)
Net (income) loss attributable to non-controlling interests	(3)	21
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	105	(297)
Dividends declared on Series B cumulative redeemable preferred stock	(601)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(496)	$(297)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$(0.02)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	18,028,826	13,957,732
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value

Balance at December 31, 2017	—	$—	13,791,574	$14	$129,705	$(19,802)	$109,917	$8,034	$117,951
Redemption of OP Units	—	—	7,700	—	63	—	63	(463)	(400)
Issuance of common stock, net	—	—	1,416,925	1	16,714	—	16,715	—	16,715
Net loss	—	—	—	—	—	(297)	(297)	(21)	(318)
Distributions—OP Units and common stock	—	—	—	—	—	(1,851)	(1,851)	(129)	(1,980)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	(492)	—	(492)	492	—
Balance at March 31, 2018	—	$—	15,216,199	$15	$145,990	$(21,950)	$124,055	$7,913	$131,968

Balance at December 31, 2018	1,144,393	$1	17,891,340	$18	$202,053	(25,826)	$176,246	$4,807	$181,053
Issuance of preferred stock, net	747,916	1	—	—	16,703	—	16,704	—	16,704
Redemptions of preferred stock	(600)	—	—	—	(13)	—	(13)	—	(13)
Redemption of OP Units	—	—	570,879	—	4,714	—	4,714	(4,714)	—
Common stock issuance costs	—	—	—	—	(20)	—	(20)	—	(20)
Net income	—	—	—	—	—	105	105	3	108
Dividends—Series B Preferred Stock	—	—	—	—	—	(601)	(601)	—	(601)
Distributions—OP Units and common stock	—	—	—	—	—	(2,409)	(2,409)	(53)	(2,462)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	43	—	43	(43)	—
Balance at March 31, 2019	1,891,709	$2	18,462,219	$18	$223,480	$(28,731)	$194,769	$—	$194,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$108	$(318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,597	2,189
Amortization of debt issuance costs	150	143
Amortization of deferred rent assets and liabilities, net	(80)	(90)
Bad debt expense	6	1
Loss on dispositions of real estate assets, net	32	—
Property and casualty loss	—	129
Changes in operating assets and liabilities:
Other assets, net	(136)	(1,659)
Accounts payable and accrued expenses and Due to related parties, net	(2,277)	(1,132)
Other liabilities, net	2,032	3,488
Net cash provided by operating activities	2,432	2,751
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(2,304)	(5,032)
Capital expenditures on existing real estate assets	(3,063)	(4,478)
Change in deposits on real estate acquisitions and investments, net	(350)	200
Net cash used in investing activities	(5,717)	(9,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	18,482	17,486
Offering costs	(1,729)	(685)
Payments for redemptions of OP Units	—	(400)
Redemption of Series B Preferred Stock	(13)	—
Borrowings from mortgage notes and bonds payable	1,440	1,260
Repayments of mortgage notes and bonds payable	(3,450)	(3,118)
Borrowings from lines of credit	—	7,500
Repayments of lines of credit	—	(13,600)
Payments of financing fees	(4)	(163)
Dividends paid on Series B cumulative redeemable preferred stock	(601)	—
Distributions paid on common stock	(2,409)	(1,851)
Distributions paid to non-controlling interests in Operating Partnership	(53)	(129)
Net cash provided by financing activities	11,663	6,300
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,378	(259)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,730	2,938
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,108	$2,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
NON-CASH OPERATING, INVESTING, AND FINANCING INFORMATION:
Operating lease right-of-use assets included in Other assets, net	$208	$—
Operating lease liabilities included in Other liabilities, net	167	—
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	1,428	4,621
Real estate additions included in Other liabilities, net	—	33
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	58	109
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	11	48

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. Upon the pricing of our initial public offering on January 29, 2013, our shares of common stock began trading on the Nasdaq Global Market (“Nasdaq”) under the symbol “LAND.” We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, all of the units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of March 31, 2019, and December 31, 2018, the Company owned 100.0% and approximately 96.9%, respectively, of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2019 (the “Form 10-K”). The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of March 31, 2019, and December 31, 2018, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
Crop Sales
From October 17, 2017, through July 31, 2018, Land Advisers operated a 169-acre farm located in Ventura County, California, under a short-term lease (see Note 6, “Related-Party Transactions—TRS Lease Assumption” for further discussion on this lease assignment). Costs incurred by Land Advisers in operating the farm generally consisted of growing costs (including the costs of land preparation, plants, fertilizers and pesticides, and labor costs), harvesting and selling costs (including labor costs for harvesting, packaging and cooling costs, and sales commissions), and certain overhead costs (including management/oversight costs). Revenue from the sale of harvested crops were recognized when the harvested crops had been delivered to the facility and title had transferred and were recorded using the market price on the date of delivery. Accumulated costs were charged to cost of products sold (based on percentage of gross revenue from sales) as the related crops were harvested and sold.
Revenue from the sale of harvested crops and accumulated costs allocated to the crops sold during the three months ended March 31, 2018, are shown in the following table (dollars in thousands, except for footnotes):

For the Three Months Ended March 31, 2018
Sales revenue(1)	$2,546
Cost of sales(2)(3)(4)	(2,359)

(1)	Included within Other operating revenues on the accompanying Condensed Consolidated Statement of Operations.

(2)	Included within Other operating expenses on the accompanying Condensed Consolidated Statement of Operations.

(3)	Excludes rent expense owed to the Company and interest expense owed on a loan from the Company to Land Advisers, both of which expenses were eliminated in consolidation.

(4)
Excludes the allocation of a fee earned by our Adviser from Land Advisers of approximately $66,000 during the three months ended March 31, 2018, which is included within Management Fee on the accompanying Condensed Consolidated Statements of Operations (see Note 6, “Related-Party Transactions—TRS Fee Arrangements—TRS Expense Sharing Agreement” for further discussion on this fee).

The lease to Land Advisers expired on July 31, 2018, after which we leased the farm to a new, unrelated third-party tenant under a 10-year lease that commenced on August 1, 2018.
Income Taxes
We have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT under the Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally are not subject to federal corporate income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders and meet certain other conditions. As such, in general, as long as we qualify as a REIT, no provision for federal income taxes will be necessary, except for taxes on undistributed REIT taxable income and taxes on the income generated by a TRS (such as Land Advisers), if any. From October 17, 2017, through July 31, 2018, Land Advisers, which is subject to federal and state income taxes, assumed the operations on one of our farms in California (see Note 6, “Related-Party Transactions—TRS Lease Assumption”). There was no taxable income or loss from Land Advisers for the tax year ended December 31, 2018, nor was there any for the three months ended March 31, 2019.
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
Reclassifications

On the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2019, operating rental revenue has been reclassified to be displayed in accordance with ASU 2016-02 (as defined below), which was adopted on January 1, 2019, and acquisition-related expenses have been reclassified to be included within general and administrative expenses. These reclassifications had no impact on previously-reported net income (loss), equity, or net change in cash and cash equivalents.
Recently-Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which was amended in each of March, April, May, and December of 2016. ASU 2014-09, as amended, supersedes or replaces nearly all GAAP revenue recognition guidance and establishes a new, control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We adopted ASU 2014-09 on January 1, 2018, using the modified retrospective method, under which the cumulative effect of initially applying the guidance was recognized at the date of initial application. Our adoption of ASU 2014-09 did not have a material impact on our results of operations or financial condition, as the primary impact of this update is related to common area maintenance and other material tenant reimbursements, whereas the majority of our revenue is from rental income pursuant to net-lease agreements, with very little being attributed to tenant recoveries. The impact of ASU 2014-09 did not take effect until the new leasing standard (ASU 2016-02, as defined below) became effective on January 1, 2019.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): An Amendment of the FASB Accounting Standards Codification” (“ASU 2016-02”), which supersedes the previous leasing standard, ASC 840, “Leases.” The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee, which classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis, respectively, over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of the classification. Leases with a term of 12 months or less will be accounted for similarly to operating leases under the previous leasing standard. The new standard requires lessors to account for leases using an approach that is substantially equivalent to that under the previous standard for sales-type leases, direct financing leases, and operating leases. We adopted ASU 2016-02 on January 1, 2019, using the modified retrospective method, under which we recorded the cumulative effect of applying the new guidance as of the adoption date. We also elected the package of practical expedients permitted under the transition guidance (which included that: (i) an entity need not reassess whether any expired or existing contracts are or contain leases, (ii) an entity need not reassess the lease classification for any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases), the land easement practical expedient to carry forward existing accounting treatment on existing land easements, and the lease and non-lease component combined practical expedient. In addition, we elected the short-term lease exception, which allows us to account for leases with a term of 12 months or less similar to existing operating leases. We currently have two operating ground lease arrangements with terms greater than one year for which we are the lessee. See Note 7, “Commitments and Contingencies—Ground Lease Obligations,” for further discussion on the impact of our adoption of ASU 2016-02 and the assumptions used in determine the related right-of-use asset and lease liability.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 86 farms we owned as of March 31, 2019 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California	33	10,147	9,336	$249,319	$166,109
Florida	22	17,184	12,981	154,297	96,772
Arizona(3)	6	6,280	5,228	55,340	22,008
Colorado	10	31,448	24,513	41,790	25,046
Nebraska	3	3,254	2,701	12,847	8,490
Washington	1	746	417	8,709	5,190
Texas	1	3,667	2,219	8,393	5,280
Oregon	3	418	363	6,003	3,312
Michigan	5	446	291	4,990	2,740
North Carolina	2	310	295	2,313	1,270
	86	73,900	58,344	$544,001	$336,217

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Includes Investments in real estate, net (excluding improvements paid for by the tenant) and Lease intangibles, net; plus net above-market lease values and lease incentives included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Condensed Consolidated Balance Sheets.

(2)
Excludes approximately $2.3 million of debt issuance costs related to mortgage notes and bonds payable, included in Mortgage notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet.

(3)
Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $2.5 million as of March 31, 2019 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).

Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of March 31, 2019, and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Real estate:
Land and land improvements	$419,602	$417,310
Irrigation and drainage systems	73,864	71,583
Horticulture	49,057	48,894
Farm-related facilities	18,534	18,510
Other site improvements	6,717	6,707
Real estate, at gross cost	567,774	563,004
Accumulated depreciation	(26,323)	(24,051)
Real estate, net	$541,451	$538,953
Real estate depreciation expense on these tangible assets was approximately $2.3 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.
Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of March 31, 2019, and December 31, 2018, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.3 million and $2.4 million, respectively. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $74,000 and $76,000 during the three months ended March 31, 2019 and 2018, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of March 31, 2019, and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Lease intangibles:
Leasehold interest – land	$3,498	$3,498
In-place leases	2,046	2,046
Leasing costs	1,965	1,963
Tenant relationships	414	414
Lease intangibles, at cost	7,923	7,921
Accumulated amortization	(2,559)	(2,235)
Lease intangibles, net	$5,364	$5,686
Total amortization expense related to these lease intangible assets was approximately $324,000 and $293,000 for the three months ended March 31, 2019 and 2018, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of March 31, 2019, and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$216	$(51)	$126	$(18)
Below-market lease values and other deferred revenue(2)	(917)	240	(917)	202
	$(701)	$189	$(791)	$184

(1)
Net above-market lease values and lease incentives are included as part of Other assets, net on the accompanying Condensed Consolidated Balance Sheets, and the related amortization is recorded as a reduction of Lease revenue on the accompanying Condensed Consolidated Statements of Operations.

(2)
Net below-market lease values and other deferred revenue are included as a part of Other liabilities, net on the accompanying Condensed Consolidated Balance Sheets, and the related accretion is recorded as an increase to Lease revenue on the accompanying Condensed Consolidated Statements of Operations.

Total amortization related to above-market lease values and lease incentives was approximately $33,000 and $2,000 for the three months ended March 31, 2019 and 2018, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $38,000 and $17,000 for the three months ended March 31, 2019 and 2018, respectively.
Acquisitions
Upon our adoption of ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” on October 1, 2016, most acquisitions, including those with a prior leasing history, are generally treated as an asset acquisition under ASC 360. For acquisitions accounted for as asset acquisitions under ASC 360, all acquisition-related costs, other than those costs that directly related to either originating new leases we execute upon acquisition or reviewing in-place leases we assumed upon acquisition, are capitalized and included as part of the fair value allocation of the identifiable tangible and intangible assets acquired or liabilities assumed. Upon our adoption of ASU 2016-02 on January 1, 2019, costs that directly related to either negotiating and originating new leases or reviewing assumed leases (generally, external legal costs) are expensed as incurred, whereas these costs were generally capitalized as part of leasing costs under the previous leasing standard. In addition, total consideration for acquisitions may include a combination of cash and equity securities, such as OP Units. When OP Units are issued in connection with acquisitions, we determine the fair value of the OP Units issued based on the number of units issued multiplied by the closing price of the Company’s common stock on the date of acquisition. Unless otherwise noted, all properties acquired during 2019 and 2018 were accounted for as asset acquisitions under ASC 360.
2019 Acquisitions
During the three months ended March 31, 2019, we acquired one new farm, which is summarized in the table below (dollars in thousands):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)	New Long-term Debt
Somerset Road	Lincoln, NE	1/22/2019	695	1	Popcorn and edible beans	4.9 years	1 (5 years)	$2,400	$31	$126	$1,440
			695	1				$2,400	$31	$126	$1,440

(1)	Includes approximately $4,000 of aggregate external legal fees associated with negotiating and originating the lease associated with this acquisition, which costs were expensed in the period incurred.

(2)	Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.
During the three months ended March 31, 2019, we recognized operating revenues of approximately $24,000 and net income of approximately $2,000 related to the above acquisition.
2018 Acquisitions
During the three months ended March 31, 2018, we acquired two new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs	Annualized Straight-line Rent(1)	New Long-term Debt
Taft Highway(2)	Kern, CA	1/31/2018	161	1	Potatoes and Melons	N/A	N/A	$2,945	$32	$—	$1,473
Cemetery Road	Van Buren, MI	3/13/2018	176	1	Blueberries	9.6 years	None	2,100	39	150	1,260
			337	2				$5,045	$71	$150	$2,733

(1)	Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(2)	Farm was purchased with no lease in place at the time of acquisition.
During the three months ended March 31, 2018, in the aggregate, we recognized operating revenues of approximately $8,000 and a net loss of approximately $5,000 related to the above acquisitions.
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the three months ended March 31, 2019 and 2018 is as follows (dollars in thousands):

Acquisition Period	Land and Land Improvements	Irrigation & Drainage Systems	Horticulture	Farm-related Facilities	In-place Leases	Leasing Costs	Total Purchase Price
2019 Acquisitions	$2,090	$310	$—	$—	$—	$—	$2,400
2018 Acquisitions	3,256	582	961	123	76	47	5,045
Significant Existing Real Estate Activity
Leasing Activity
The following table summarizes certain leasing activity that occurred on our existing properties during the three months ended March 31, 2019 (dollars in thousands, except footnotes):

			PRIOR LEASES(1)			NEW LEASES(2)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(3)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)(4)	Total Annualized Straight-line Rent(3)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)(4)
AZ, CA, FL, MI, & NE	11	4,375	$2,143	1	8 / 4	$2,127	3.2	3	8 / 3

(1)	Includes a farm that was previously vacant.

(2)	In connection with certain of these leases, we committed to provide aggregate capital of up to $420,000 for certain improvements on these farms.

(3)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.

(4)
“NNN” refers to leases under triple-net lease arrangements, and “NN” refers to leases under partial-net lease arrangements. For a description of each of these types of lease arrangements, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Leases—General.”

See Note 10, “Subsequent Events—Leasing Activity” for additional leasing activity that occurred subsequent to March 31, 2019.
Project Completion
During the year ended December 31, 2018, we replaced 23 irrigation pivots on one of our properties in Colorado at a total cost of approximately $1.4 million. Pursuant to a lease amendment executed during the three months ended March 31, 2019, in connection with this project, we will earn additional straight-line rental income of approximately $117,000 per year throughout the remaining term of the lease, which expires on February 28, 2021.
Future Minimum Lease Payments
We account for all of our leasing arrangements in which we are the lessor as operating leases. The majority of our leases are subject to fixed rental increases, and a small subset of our lease portfolio includes lease payments based on an index, such as the consumer price index (“CPI”). In addition, several of our leases contain participation rent components based on the gross revenues earned on the respective farms. Most of our leases also include tenant renewal options; however, these renewal options are generally based on then-current market rates and are therefore typically excluded from the determination of the minimum lease term. Our leases do not generally include tenant termination options.
The following table summarizes the future lease payments to be received under non-cancelable leases as of March 31, 2019, and December 31, 2018 (dollars in thousands):

	Future Lease Payments(1)
Period	March 31, 2019	December 31, 2018
2019	$20,546	$30,290
2020	28,179	26,917
2021	21,131	20,980
2022	20,285	19,775
2023	19,718	19,413
Thereafter	62,793	59,934
	$172,652	$177,309

(1)	Excludes variable rent payments, such as potential rent increases that are based on CPI or future contingent rents based on a percentage of the gross revenues earned on the respective farms.
Portfolio Diversification and Concentrations
Diversification
The following table summarizes the geographic locations (by state) of our farms owned and with leases in place as of and for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	As of and For the Three Months Ended March 31, 2019					As of and For the Three Months Ended March 31, 2018
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	33	10,147	13.7%	$3,734	47.7%	29	8,241	13.0%	$3,030	45.3%
Florida	22	17,184	23.2%	2,339	29.9%	16	11,006	17.4%	1,754	26.2%
Colorado	10	31,448	42.6%	696	8.9%	10	31,450	49.6%	686	10.3%
Arizona	6	6,280	8.5%	539	6.9%	6	6,280	9.9%	532	7.9%
Texas	1	3,667	5.0%	131	1.7%	—	—	—%	—	—%
Oregon	3	418	0.6%	128	1.6%	4	2,313	3.7%	307	4.6%
Washington	1	746	1.0%	122	1.5%	1	746	1.2%	121	1.8%
North Carolina	2	310	0.4%	60	0.8%	2	310	0.5%	49	0.7%
Nebraska	3	3,254	4.4%	60	0.8%	2	2,559	4.0%	145	2.2%
Michigan	5	446	0.6%	21	0.2%	5	446	0.7%	70	1.0%
TOTALS	86	73,900	100.0%	$7,830	100.0%	75	63,351	100.0%	$6,694	100.0%

(1)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across four of these growing regions.

Concentrations
Credit Risk
As of March 31, 2019, our farms were leased to 64 different, unrelated third-party tenants, with certain tenants leasing more than one farm. One unrelated third-party tenant (“Tenant A”) leases five of our farms, and aggregate lease revenue attributable to Tenant A accounted for approximately $1.1 million, or 14.1%, of the total lease revenue recorded during the three months ended March 31, 2019. If Tenant A fails to make rental payments, elects to terminate its leases prior to their expirations, or does not renew its leases (and we cannot re-lease the farms on satisfactory terms), there could be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total lease revenue recorded during the three months ended March 31, 2019.
Geographic Risk
Farms located in California and Florida accounted for approximately $3.7 million (47.7%) and $2.3 million (29.9%), respectively, of the total lease revenue recorded during the three months ended March 31, 2019. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of our total lease revenue recorded during the three months ended March 31, 2019.

NOTE 4. BORROWINGS
Our borrowings as of March 31, 2019, and December 31, 2018, are summarized below (dollars in thousands):

	Carrying Value as of		As of March 31, 2019
	March 31, 2019	December 31, 2018	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Notes and bonds payable:
Fixed-rate notes payable	$245,488	$247,249	3.16%–5.70%; 3.97%	6/1/2020–12/1/2043; January 2032
Fixed-rate bonds payable	90,629	90,877	2.80%–4.57%; 3.55%	12/11/2019–9/13/2028; November 2022
Total notes and bonds payable	336,117	338,126
Debt issuance costs – notes and bonds payable	(2,282)	(2,338)	N/A	N/A
Notes and bonds payable, net	$333,835	$335,788

Variable-rate revolving lines of credit	$100	$100	5.05%	4/5/2024

Total borrowings, net	$333,935	$335,888

(1)	Where applicable, stated interest rates are before interest patronage (as described below).
As of March 31, 2019, the above borrowings were collateralized by 86 farms with an aggregate net book value of approximately $544.0 million. The weighted-average interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.93% and 3.52% for the three months ended March 31, 2019, and 2018, respectively. In addition, 2018 interest patronage from our Farm Credit Notes Payable (as defined below), which we recorded during the three months ended March 31, 2019, resulted in a 21.2% reduction (approximately 95 basis points) to the stated interest rates on such borrowings. We are unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2019 on our Farm Credit Notes Payable.
As of March 31, 2019, we were in compliance with all covenants applicable to the above borrowings.
MetLife Borrowings
MetLife Facility
On May 9, 2014, we closed on a credit facility (the “MetLife Facility”) with Metropolitan Life Insurance Company (“MetLife”). As a result of subsequent amendments, the MetLife Facility currently consists of an aggregate of $200.0 million of term notes (the “MetLife Term Notes”) and $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit”). The following table summarizes the pertinent terms of the MetLife Facility as of March 31, 2019 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
MetLife Term Notes	$200,000	(1)	1/5/2029	$124,283	3.30%, fixed through 1/4/2027	(2)	$64,374	(3)
MetLife Lines of Credit	75,000		4/5/2024	100	3-month LIBOR + 2.25%	(4)	74,900	(3)
Total principal outstanding				$124,383

(1)
If the aggregate commitment under this facility is not fully utilized by December 31, 2019, MetLife has the option to be relieved of its obligation to disburse the additional funds under the MetLife Term Notes.

(2)
Represents the blended interest rate as of March 31, 2019. Interest rates for subsequent disbursements will be based on then-prevailing market rates. The interest rate on all then-outstanding disbursements will be subject to adjustment on January 5, 2027. Through December 31, 2019, the MetLife Term Notes are also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the MetLife Term Notes).

(3)
Based on the properties that were pledged as collateral under the MetLife Facility, as of March 31, 2019, the maximum additional amount we could draw under the facility was approximately $20.4 million.

(4)
The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under each line of credit). The interest rate spread will be subject to adjustment on October 5, 2019. As of March 31, 2019, the interest rate on the MetLife Lines of Credit was 5.05%.

Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with eight different Farm Credit associations

(collectively, “Farm Credit”). During the three months ended March 31, 2019, we entered into the following loan agreement with Farm Credit (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms(1)
Premier Farm Credit, FLCA	2/7/2019	$1,440	11/1/2043	25.0 years	5.45%, fixed through October 31, 2023 (variable thereafter)

(1)	Stated rate is before interest patronage, as described below.
Interest patronage, or refunded interest, on our borrowings from the various Farm Credit associations is generally recorded upon receipt and is included within Other income on our Condensed Consolidated Statements of Operations. Receipt of interest patronage typically occurs in the first half of the calendar year following the calendar year in which the respective interest payments are made. During the three months ended March 31, 2019, we recorded interest patronage of approximately $700,000 related to interest accrued on loans from Farm Credit during the year ended December 31, 2018, which resulted in a 21.2% reduction (approximately 95 basis points) to the stated interest rates on such borrowings.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of March 31, 2019, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining nine months ending December 31:	2019	$8,953
For the fiscal years ending December 31:	2020	28,181
	2021	16,205
	2022	38,645
	2023	32,420
	2024	23,508
	Thereafter	188,205
		$336,117
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

As of March 31, 2019, the aggregate fair value of our long-term, fixed-rate notes and bonds payable was approximately $332.1 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $336.1 million. The fair value of our long-term, fixed-rate notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature of the MetLife Lines of Credit and the lack of changes in market credit spreads, their aggregate fair value as of March 31, 2019, is deemed to approximate their aggregate carrying value of $100,000.
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
Generally, we were not permitted to redeem shares of the Series A Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. Beginning on September 30, 2018, we were permitted to redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption. The shares of the Series A Term Preferred Stock have a mandatory redemption date of September 30, 2021, and are not convertible into our common stock or any other securities. As of March 31, 2019, no shares of Series A Term Preferred Stock have been redeemed.
We incurred approximately $1.2 million in total offering costs related to this issuance, which have been recorded net of the Series A Term Preferred Stock as presented on the accompanying Condensed Consolidated Balance Sheets and are being amortized over the mandatory redemption period as a component of interest expense on the accompanying Condensed Consolidated Statements of Operations. The Series A Term Preferred Stock is recorded as a liability on our accompanying Condensed Consolidated Balance Sheets in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily-redeemable financial instruments should be classified as liabilities. In addition, the related dividend payments are treated similarly to interest expense on the accompanying Condensed Consolidated Statements of Operations.
As of March 31, 2019, the fair value of our Series A Term Preferred Stock was approximately $29.6 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $28.8 million. The fair value of our Series A Term Preferred Stock is valued using Level 1 inputs under the hierarchy established by ASC 820-10, “Fair Value Measurements and Disclosures,” and is calculated based on the closing per-share price as of March 31, 2019, of $25.73.
For information on the dividends declared by our Board of Directors and paid by us on the Series A Term Preferred Stock during the three months ended March 31, 2019 and 2018, see Note 8, “Equity—Distributions.”
NOTE 6. RELATED-PARTY TRANSACTIONS
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by David Gladstone, our chairman, chief executive officer, and president. In addition, two of our executive officers, Mr. Gladstone and Terry Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of each of our Adviser and Administrator, and Michael LiCalsi, our general counsel and secretary, serves as our Administrator’s president, general counsel, and secretary. We have entered into an investment advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). A summary of the compensation terms for each of the Advisory Agreement and the Administration Agreement is below.
Advisory Agreement
Pursuant to the Advisory Agreement, our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Each of these fees is described below.
Base Management Fee
A base management fee is paid quarterly and is calculated as 2.0% per annum (0.50% per quarter) of the prior calendar quarter’s total adjusted equity, which is defined as total equity plus total mezzanine equity, if any (each as reported on our balance sheet), adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items (“Total Adjusted Equity”). During the three months ended March 31, 2019, our Adviser granted us a non-contractual, unconditional, and irrevocable waiver of approximately $568,700, which was applied as a credit against the base management fee for the three months ended March 31, 2019.
Incentive Fee
An incentive fee is calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Equity. For purposes of this calculation, Pre-Incentive Fee FFO is defined in the Advisory Agreement as FFO (also as defined in the Advisory Agreement) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends paid on preferred stock securities that are not treated as a liability for GAAP purposes. Our Adviser will receive:

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
Capital Gains Fee
A capital gains-based incentive fee will be calculated and payable in arrears at the end of each fiscal year (or upon termination of the Advisory Agreement). The capital gains fee shall equal: (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses, minus (ii) any aggregate capital gains fees paid in prior periods. For purposes of this calculation, realized capital gains and losses will be calculated as (x) the sales price of the property, minus (y) any costs to sell the property and the then-current gross value of the property (which includes the property’s original acquisition price plus any subsequent, non-reimbursed capital improvements). At the end of each fiscal year, if this figure is negative, no capital gains fee shall be paid.
Termination Fee
In the event of our termination of the Amended Advisory Agreement for any reason, a termination fee would be payable to the Adviser equal to three times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination.
Administration Agreement
Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses incurred while performing services to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary), and their respective staffs. As approved by our Board of Directors, our allocable portion of the Administrator’s expenses is generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements.
TRS Lease Assumption
On October 17, 2017, Land Advisers entered into an Assignment and Assumption of Agricultural Lease (the “Assigned TRS Lease”) with the previously-existing tenant on a 169-acre farm located in Ventura County, California. The Assigned TRS Lease, as amended, expired on July 13, 2018. In addition, in connection with the initial operations on the farm, on October 17, 2017, Land Advisers issued a $1.7 million unsecured promissory note to the Company that matured in July 31, 2018, and bore interest at a rate equal to the prime rate plus a spread of 5.0% per annum. All inter-company amounts related to the Assigned TRS Lease and the promissory note were eliminated in consolidation, and, as a result, no rental or interest income from Land Advisers was recorded by us on the Consolidated Statement of Operations during the three months ended March 31, 2018. Effective August 1, 2018, this farm was leased to a new, unrelated third-party tenant under a 10-year lease.
TRS Fee Arrangements
In connection with the assumption of the Assigned TRS Lease, in exchange for services provided by our Adviser to Land Advisers, our Adviser and Land Advisers entered into an Expense Sharing Agreement (the “TRS Expense Sharing Agreement”). In addition, to account for the time our Administrator’s staff spends on activities related to Land Advisers, we adopted a policy wherein a portion of the fee paid by the Company to our Administrator pursuant to the Administration Agreement would be allocated to Land Advisers (the “TRS Administration Fee Allocation”). No such fees were incurred during the three months ended March 31, 2019.
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
Costs incurred by our Adviser, while payable by Land Advisers, were initially accumulated and deferred and then allocated to costs of sales as the related crops were harvested and sold. During the three months ended March 31, 2018, approximately

$66,000 of the total accumulated costs incurred by our Adviser was allocated to the costs of crops sold and is included within Base management fee on the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2018.
TRS Administration Fee Allocation
Under to the TRS Administration Fee Allocation, a portion of the fee owed by us to our Administrator under the Administration Agreement was allocated to Land Advisers based on the percentage of each employee’s time devoted to matters related to Land Advisers in relation to the total time such employees devoted to the Company.
During the three months ended March 31, 2018, approximately $12,000 of the administration fee paid by us was allocated to Land Advisers. This allocation is included within Administration fee on the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2018.
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
Financing Arrangement Agreement
We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing financing on our properties. Depending on the size of the financing obtained, the maximum amount of the financing fee, which is payable upon closing of the respective financing, ranges from 0.5% to 1.0% of the amount of financing obtained. The amount of the financing fee may be reduced or eliminated as determined by us and Gladstone Securities after taking into consideration various factors, including, but not limited to, the involvement of any unrelated third-party brokers and general market conditions. During the three months ended March 31, 2019, we paid total financing fees to Gladstone Securities of approximately $2,000. No financing fees were paid to Gladstone Securities during the three months ended March 31, 2018. Through March 31, 2019, the total amount of financing fees paid to Gladstone Securities represented approximately 0.12% of the total financings secured since the Financing Arrangement Agreement has been in place.
Dealer-Manager Agreement
On January 10, 2018, we entered into a dealer-manager agreement, which was amended and restated on May 31, 2018 (the “Dealer-Manager Agreement”), with Gladstone Securities, whereby Gladstone Securities serves as our exclusive dealer-manager in connection with the primary offering of our Series B Preferred Stock (each as defined in Note 8, “Equity—Series B Preferred Stock”). Pursuant to the Dealer-Manager Agreement, Gladstone Securities provides certain sales, promotional, and marketing services to us in connection with the offering of the Series B Preferred Stock, and we generally will pay Gladstone Securities: (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series B Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer-manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the Primary Offering (the “Dealer-Manager Fee”).  Gladstone Securities may, in its sole discretion, remit all or a portion of the Selling Commissions and may also reallow all or a portion of the Dealer-Manager Fees to participating broker-dealers and wholesalers in support of the offering. The terms of the Dealer-Manager Agreement were approved by our board of directors, including all of its independent directors. During the three months ended March 31, 2019, we paid total selling commissions and dealer-manager fees to Gladstone Securities in connection with sales of the Series B Preferred Stock of approximately $1.7 million (of which approximately $1.6 million were then remitted by Gladstone Securities to unrelated third-parties involved in the offering, including participating broker-dealers and wholesalers). Such fees are netted against the gross proceeds received from sales of the Series B Preferred Stock and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets. No selling commissions or dealer-manager fees were paid to Gladstone Securities during the three months ended March 31, 2018. Through March 31, 2019, approximately 93.9% of the total selling commissions and dealer-manager fees paid to Gladstone Securities have been remitted to unrelated third-parties involved in the offering.

Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018
Base management fee(1)(2)	$905	$656	(3)
Credits from non-contractual, unconditional, and irrevocable waiver granted by Adviser’s board of directors(2)	(569)	—
Total fees to our Adviser, net	$336	$656

Administration fee(1)(2)	$306	$274	(4)

Selling Commissions and Dealer-Manager Fees(1)(5)	$1,654	$—
Financing fees(1)(6)	2	—
Total fees to Gladstone Securities	$1,656	$—

(1)	Pursuant to the agreements with the respective related-party entities, as discussed above.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

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

(5)
Included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets. Gladstone Securities remitted approximately $1.6 million of these fees to unrelated third-parties involved in the offering (including participating broker-dealers and wholesalers) during the three months ended March 31, 2019.

(6)
Included within Notes and bonds payable, net on the Condensed Consolidated Balance Sheets and amortized into Interest expense on the Condensed Consolidated Statements of Operations. Financing fees paid to Gladstone Securities during the three months ended March 31, 2019 represented approximately 0.15% of the total financings secured during the period.

Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of March 31, 2019, and December 31, 2018, were as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Due from Gladstone Securities(1)	$—	$20

Base management fee	905	736
Capital gains fee(2)	—	(150)
Credits to fees(3)	(569)	(44)
Other(4)	(4)	63
Total due to Adviser	332	605
Administration fee	306	340	(5)
Total due to Administrator	306	340
Selling Commissions and Dealer-Manager Fees	58
Other(1)	(20)
Due to Gladstone Securities	38	—
Total due to related parties(6)	$676	$945

(1)
Other amounts due from Gladstone Securities represent costs for certain sales, promotional, or marketing services related to the offering of the Series B Preferred Stock paid for by us on behalf of Gladstone Securities. At March 31, 2019, such amounts are netted against other amounts owed to Gladstone Securities and included within Due to related parties, net; at December 31, 2018, such amounts are included within Other assets, net on our accompanying Condensed Consolidated Balance Sheets.

(2)
The credit to the capital gains fee as of December 31, 2018, was a result of capital losses recorded in connection with dispositions of certain real estate assets during year ended December 31, 2018, which resulted in a reduction of the capital gains fee accrued for earlier in fiscal year 2018.

(3)
The credits received from our Adviser during the three months ended March 31, 2019, and December 31, 2018, were granted as non-contractual, unconditional, and irrevocable waivers to be applied as credits against the base management fee.

(4)
Other amounts due to or from our Adviser primarily relate to miscellaneous general and administrative expenses either paid by our Adviser on our behalf or by us on our Adviser’s behalf. The balance owed to our Adviser as of December 31, 2018, includes premium payments for certain insurance policies made by our Adviser on our behalf.

(5)	Includes approximately $9,000 owed by Land Advisers to our Administrator as of December 31, 2018, in accordance with the TRS Administration Fee Allocation, as discussed above.

(6)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with a lease amendment we executed on one of our Oregon farms in May 2017, we committed to provide up to $1.8 million of capital for anticipated improvements on the farm, including irrigation upgrades and the planting of new blueberry bushes, which improvements are expected to be completed by December 31, 2020. As stipulated in the lease amendment, we will begin earning additional rent on the cost of the improvements as the funds are disbursed by us at an initial annual rate of 6.5%, which rate is subject to annual escalations and market resets. As of March 31, 2019, we have expended or accrued approximately $1.0 million related to this project.
In connection with the lease we executed upon our acquisition of our two North Carolina farms in June 2017, we committed to provide up to $300,000 of capital to support additional plantings and infrastructure on the farm, which improvements are expected to be completed by June 30, 2020. As stipulated in the lease agreement, we will earn additional rent on the total cost of the improvements as disbursements are made by us at a rate commensurate with the annual yield on the farmland (as determined by each year’s minimum cash rent per the lease). As of March 31, 2019, we have expended or accrued approximately $166,000 related to this project.
In connection with the lease we executed upon our acquisition of a 361-acre farm in California in August 2017, we committed to provide up to $4.0 million of capital to fund the development of additional vineyard acreage on the farm, which development is expected to be completed by March 31, 2020. As stipulated in the lease agreement, we will earn additional rent on the total cost of the improvements as the funds are disbursed by us at an initial annual rate of 6.0%, which is subject to annual escalations. As of March 31, 2019, we have expended or accrued approximately $1.6 million related to this project.
In connection with a lease amendment we executed on one of our Oregon farms in May 2018, we committed to provide up to approximately $250,000 of capital for certain irrigation improvements on the farm, which are expected to be completed by May 1, 2019. As a result of this project, the lease amendment provides for additional, fixed rental payments that are subject to annual escalations. As of March 31, 2019, we have expended or accrued approximately $18,000 related to this project.
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
Ground Lease Obligations
In connection with two farms acquired on June 1, 2017, through a leasehold interest, we assumed two ground lease arrangements under which we are the lessee (with the State of Arizona as the lessor). These two operating ground leases expire in February 2022 and February 2025, and neither lease contains any extension, renewal, or termination options. Upon our adoption of ASU 2016-02 on January 1, 2019, we recognized an operating lease right-of-use asset of approximately $218,000 and an operating lease liability of approximately $213,000 as a result of these ground leases. These values were determined by discounting the respective future minimum lease payments using a discount rate equivalent to treasury rates with similar terms plus a spread ranging from 2.47% to 2.53%.
As of March 31, 2019, we had recorded the following as a result of these operating ground leases (dollars in thousands, except for footnotes):

Operating lease right-of-use assets(1)	$208
Operating lease liabilities(2)	167

Weighted-average remaining lease term (years)	5.3
Weighted-average discount rate	4.20%

(1)	Operating lease right-of-use assets are shown net of accrued lease payments of approximately $41,000 and are included within Other assets, net on the accompanying Condensed Consolidated Balance Sheet.

(2)	Included within Other liabilities, net on the accompanying Condensed Consolidated Balance Sheet.
As a result of these ground leases, during each of the three months ended March 31, 2019 and 2018, we recorded lease expense (included within Property operating expenses on the accompanying Condensed Consolidated Statement of Operations) of approximately $12,000. Future lease payments due under the remaining non-cancelable terms of these leases as of March 31, 2019, and December 31, 2018, are as follows (dollars in thousands):

	Future Lease Payments(1)
Period	March 31, 2019	December 31, 2018
2019	$—	$47
2020	47	47
2021	47	47
2022	30	30
2023	30	30
Thereafter	31	31
Total undiscounted lease payments	185	232
Less: imputed interest	(18)	—
Present value of lease payments	$167	$232

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
NOTE 8. EQUITY
Amendment to Articles of Incorporation
On January 10, 2018, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary to reclassify and designate 6,500,000 shares of our authorized and unissued shares of capital stock as shares of Series B Preferred

Stock (as defined below). The reclassification decreased the number of shares classified as common stock from 98,000,000 to 91,500,000.
Stockholders’ Equity
As of March 31, 2019, there were 6,500,000 shares of Series B Preferred Stock (as defined below), par value $0.001 per share, authorized, with 1,891,709 shares issued and outstanding worth an aggregate liquidation value of approximately $47.3 million; and 91,500,000 shares of common stock, par value $0.001 per share, authorized, with 18,462,219 shares issued and outstanding. As of December 31, 2018, there were 6,500,000 shares of Series B Preferred Stock (as defined below), par value $0.001 per share, authorized, with $1,144,393 shares issued and outstanding worth an aggregate liquidation value of approximately $28.6 million; and 91,500,000 shares of common stock, par value $0.001 per share, authorized, with 17,891,340 shares issued and outstanding.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of March 31, 2019, and December 31, 2018, we owned 100.0% and approximately 96.9%, respectively, of the outstanding OP Units.
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
Information related to OP Units tendered for redemption during the three months ended March 31, 2019 and 2018 is provided in the table below (dollars in thousands, except per-share amounts):

Period	OP Units Tendered for Redemption	Shares of Common Stock Issued	OP Units Redeemed with Cash	Aggregate Cash Payment	Aggregate Cash Paid per OP Unit
Three Months Ended March 31, 2019	570,879	570,879	0	$—	$—
Three Months Ended March 31, 2018	37,500	7,700	29,800	400	13.42
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
As of March 31, 2019, and December 31, 2018, there were 0 and 570,879 OP Units held by non-controlling limited partners outstanding, respectively.
Registration Statement
On March 30, 2017, we filed a universal registration statement on Form S-3 (File No. 333-217042) with the SEC (the “2017 Registration Statement”) to replace our previous registration statement, which expired on April 1, 2017. The 2017 Registration Statement, which was declared effective by the SEC on April 12, 2017, permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through March 31, 2019, we have issued a total of 5,396,030 shares of common stock (excluding 1,215,565 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $67.5 million, and 1,892,309 shares of Series B Preferred Stock (as defined below) for gross proceeds of approximately $46.6 million under the 2017 Registration Statement.
2018 Equity Issuances
Series B Preferred Stock

On May 31, 2018, we filed a prospectus supplement with the SEC for a continuous public offering of up to 6,000,000 shares (the “Primary Offering”) of our newly-designated 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million and expected net proceeds, after deducting dealer-manager fees, selling commissions, and estimated expenses of the offering payable by us, of up to approximately $131.3 million, assuming all shares of the Series B Preferred Stock are sold in the Primary Offering. The Series B Preferred Stock is being offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, the dealer-manager for the Primary Offering. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” for a discussion of the fees and commissions to be paid to Gladstone Securities in connection with the offering of the Series B Preferred Stock.
During the three months ended March 31, 2019, we sold 747,916 shares of the Series B Preferred Stock for gross proceeds of approximately $18.5 million and net proceeds (after deducting selling commissions and dealer-manager fees borne by us) of approximately $16.8 million. In addition, 600 shares of the Series B Preferred Stock were tendered for redemption at a cash redemption price of $22.50 per share. As a result, we paid a total redemption price of approximately $13,000 to redeem and retire these shares. As of March 31, 2019, excluding selling commissions and dealer-manager fees, we have incurred approximately $861,000 of total costs related to this offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets) and are applied against the gross proceeds received from the offering through additional paid-in capital as shares of the Series B Preferred Stock are sold. See Note 10, “Subsequent Events,” for sales of Series B Preferred Stock completed subsequent to March 31, 2019.
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
Common Stock
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements,” or our “Sales Agreements”) with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). During the three months ended March 31, 2019, there were no shares issued under the ATM Program. Through March 31, 2019, we have issued and sold a total of 1,595,591 shares of our common stock at an average sales price of $12.87 per share for gross proceeds of approximately $20.5 million and net proceeds of approximately $20.2 million.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors and paid by us (except as noted) during the three months ended March 31, 2019 and 2018 are reflected in the table below.

	For the Three Months Ended March 31,
Issuance	2019	2018
Series A Term Preferred Stock(1)	$0.3984375	$0.3984375
Series B Preferred Stock(2)	0.375	—
Common Stock(3)	0.13335	0.13275

(1)	Treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations.

(2)
Of the dividends declared on the Series B Preferred Stock by our Board of Directors on January 8, 2019, approximately $236,000 was paid (as scheduled) by us on April 4, 2019. The resulting dividend payable is included within Accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2019.

(3)	The same amounts were paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership.
NOTE 9. LOSS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2019 and 2018, computed using the weighted average number of shares outstanding during the respective periods. Net loss figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted loss per share calculation, as there would be no effect on the amounts since the non-controlling limited partners’ share of loss would also be added back to net loss.

	Three months ended March 31,
	2019	2018
	(Dollars in thousands, except per-share amounts)
Net loss attributable to common stockholders	$(496)	$(297)
Weighted average shares of common shares outstanding – basic and diluted	18,028,826	13,957,732
Loss per common share – basic and diluted	$(0.03)	$(0.02)
The weighted-average number of OP Units held by non-controlling limited partners was 433,393 and 977,272, for the three months ended March 31, 2019 and 2018, respectively.
NOTE 10. SUBSEQUENT EVENTS
Acquisition Activity
On April 9, 2019, we acquired a 928-acre farm in Madera County, California, that grows pistachios for approximately $28.6 million. At closing, we entered into a 10.6-year, triple-net lease agreement with an unrelated third-party tenant that also includes two, 5-year extension options. The lease, which consists of a fixed cash rent component plus a variable rent component based on the gross crop revenues earned on the farm, provides for minimum annualized, straight-line rents of approximately $1.7 million. We will account for this acquisition as an asset acquisition in accordance with ASC 360.
On April 19, 2019, we entered into two separate purchase agreements with an unrelated third-party for the purchase of multiple parcels of irrigated farmland located in Fresno County, California. The aggregate purchase price is expected to be approximately $70.0 million and is expected to close in two phases, with the first phase expected to be completed during the three months ending September 30, 2019, and the second phase to be completed during the three months ending December 31, 2019. However, the acquisition of this property is subject to customary terms and conditions and termination rights for transactions of this type, including a due diligence inspection period for us, and there can be no assurance that this prospective acquisition will be consummated by a certain time, or at all.
Leasing Activity
The following table summarizes the leasing activity that occurred on our existing properties subsequent to March 31, 2019 (dollars in thousands):

			PRIOR LEASE			NEW LEASES
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(1)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)	Total Annualized Straight-line Rent(1)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)
FL	1	56	$15	0	0 / 1	$63	3.0	0	0 / 1

(1)	Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.
Equity Activity
Sales of Series B Preferred Stock
Subsequent to March 31, 2019, through the date of this filing, we have sold 345,031 shares of the Series B Preferred Stock for gross proceeds of approximately $8.5 million and net proceeds of approximately $7.8 million. Total Selling Commissions and Dealer-Manager Fees earned by Gladstone Securities as a result of these sales were approximately $767,000 (of which approximately $725,000 was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers).
Distributions
On April 9, 2019, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series A Term Preferred Stock:	April 22, 2019	April 30, 2019	$0.1328125
	May 22, 2019	May 31, 2019	0.1328125
	June 19, 2019	June 28, 2019	0.1328125
Total Series A Term Preferred Stock Distributions:			$0.3984375

Series B Preferred Stock:	April 24, 2019	May 3, 2019	$0.125
	May 22, 2019	May 31, 2019	0.125
	June 26, 2019	July 5, 2019	0.125
Total Series B Preferred Stock Distributions:			$0.375

Common Stock:	April 22, 2019	April 30, 2019	$0.04450
	May 22, 2019	May 31, 2019	0.04450
	June 19, 2019	June 28, 2019	0.04450
Total Common Stock Distributions:			$0.13350

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely,” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”). We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”), except as required by law.
All references to “we,” “our,” “us” and the “Company” in this Quarterly Report mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term refers only to Gladstone Land Corporation.
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 87 farms comprised of 74,828 acres located across 10 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
We conduct substantially all of our activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, 100.0% of the units of limited partnership interest in the Operating Partnership (“OP Units”). In addition, we have elected for Gladstone Land Advisers, Inc. (“Land Advisers”), a wholly-owned subsidiary of ours, to be treated as a taxable REIT subsidiary (“TRS”).
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits, and general expenses.
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 87 farms leased to 64 different, unrelated tenants. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also diversified our portfolio into farmland suitable for other crop types, including permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes) and, to a lesser extent, certain commodity crops (e.g., beans and corn). The following table summarizes the different geographic locations (by state) of our farms owned and with leases in place as of and for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	As of and For the Three Months Ended March 31, 2019					As of and For the Three Months Ended March 31, 2018
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	33	10,147	13.7%	$3,734	47.7%	29	8,241	13.0%	$3,030	45.3%
Florida	22	17,184	23.2%	2,339	29.9%	16	11,006	17.4%	1,754	26.2%
Colorado	10	31,448	42.6%	696	8.9%	10	31,450	49.6%	686	10.3%
Arizona	6	6,280	8.5%	539	6.9%	6	6,280	9.9%	532	7.9%
Texas	1	3,667	5.0%	131	1.7%	—	—	—%	—	—%
Oregon	3	418	0.6%	128	1.6%	4	2,313	3.7%	307	4.6%
Washington	1	746	1.0%	122	1.5%	1	746	1.2%	121	1.8%
North Carolina	2	310	0.4%	60	0.8%	2	310	0.5%	49	0.7%
Nebraska	3	3,254	4.4%	60	0.8%	2	2,559	4.0%	145	2.2%
Michigan	5	446	0.6%	21	0.2%	5	446	0.7%	70	1.0%
TOTALS	86	73,900	100.0%	$7,830	100.0%	75	63,351	100.0%	$6,694	100.0%

(1)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across four of these growing regions.

Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 5 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 64 of our farms are leased on a pure, triple-net basis, 19 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), and 4 farms leased on a gross basis (with the landlord responsible for the related property taxes, insurance, and maintenance on the property). Additionally, 23 of our farms are leased under agreements that include a participation rent component based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often short-term in nature, so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of March 31, 2019 (dollars in thousands):

Year	Number of Expiring Leases		Expiring Leased Acreage	% of Total Acreage	Lease Revenue for the Three Months Ended March 31, 2019	% of Total Lease Revenue
2019	3	(1)	4,967	6.7%	$183	2.3%
2020	12		32,975	44.6%	1,801	23.0%
2021	11		8,921	12.1%	616	7.9%
2022	4		325	0.4%	233	3.0%
2023	6		5,846	7.9%	1,148	14.7%
2024	4		2,576	3.5%	456	5.8%
Thereafter	21		18,283	24.8%	3,353	42.8%
Other(2)	7		7	—%	40	0.5%
Totals	68		73,900	100.0%	$7,830	100.0%

(1)
Includes one lease that was renewed for an additional period of three years subsequent to March 31, 2019 (see “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity” below for additional information on this and other recent leasing activities).

(2)	Consists of ancillary leases (e.g., oil, gas, and mineral leases, telecommunications leases, etc.) on certain of our farms.
Recent Developments
Portfolio Activity

Property Acquisitions
Since January 1, 2019, through the date of this filing, we have acquired two farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Somerset Road	Lincoln, NE	1/22/2019	695	1	Popcorn and edible beans	4.9 years	1 (5 years)	$2,400	$31	$126
Greenhills Boulevard	Madera, CA	4/9/2019	928	1	Pistachios	10.6 years	2 (5 years)	28,550	137	1,721	(3)
			1,623	2				$30,950	$168	$1,847

(1)
Acquisitions were accounted for as asset acquisitions in accordance with Accounting Standards Codification 360, “Property, Plant, and Equipment.” As such, all acquisition-related costs (other than external legal fees associated with negotiating and originating the leases associated with the acquisitions, which costs were expensed in the period incurred) were capitalized and allocated among the identifiable assets acquired. The figures above represent only costs paid or accrued for as of the date of this filing.

(2)	Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(3)	Lease provides for a participation rent component based on the gross crop revenues earned on the farm. The rent figure above represents only the minimum cash guaranteed under the lease.
Existing Properties
Leasing Activity
The following table summarizes the leasing activity that has occurred on our existing properties since January 1, 2019 (dollars in thousands, except footnotes):

			PRIOR LEASES(1)			NEW LEASES(2)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(3)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)	Total Annualized Straight-line Rent(3)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)
AZ, CA, FL, MI, & NE	12	4,431	$2,158	1	8 / 4	$2,189	3.2	3	8 / 4

(1)	Includes a farm that was previously vacant.

(2)	In connection with certain of these leases, we committed to provide aggregate capital of up to $420,000 for certain improvements on these farms.

(3)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.

Project Completions
During the year ended December 31, 2018, we replaced 23 irrigation pivots on one of our properties in Colorado at a total cost of approximately $1.4 million. Pursuant to a lease amendment executed during the three months ended March 31, 2019, in connection with this project, we will earn additional straight-line rental income of approximately $117,000 per year throughout the remaining term of the lease, which is currently set to expire on February 28, 2021.
For information on certain other ongoing capital improvement projects, see Note 7, “Commitments and Contingencies—Operating Obligations,” in the accompanying notes to our consolidated financial statements.
Financing Activity
Debt Activity

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms(1)
Premier Farm Credit, FLCA	2/7/2019	$1,440	11/1/2043	25.0 years	5.45%, fixed through October 31, 2023 (variable thereafter)

(1)	Stated rate is before refunded interest, or interest patronage (as described further in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements).
Gladstone Securities, LLC, (“Gladstone Securities”), an affiliate of ours, earned total financing fees of approximately $2,000 in connection with securing this financing.
Equity Activity
Series B Preferred Stock

On May 31, 2018, we filed a prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) for a continuous public offering of up to 6,000,000 shares (the “Primary Offering”) of our newly-designated 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million and expected net proceeds (after deducting dealer-manager fees, selling commissions, and estimated expenses of the offering payable by us) of up to approximately $131.3 million, assuming all shares of the Series B Preferred Stock are sold in the Primary Offering. The Series B Preferred Stock is being offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, LLC, our dealer-manager for the Primary Offering. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” within the accompanying notes to our condensed consolidated financial statements for more details on the Dealer-Manager Agreement.
From January 1, 2019, through the date of this filing, we sold 1,092,947 shares of the Series B Preferred Stock for gross proceeds of approximately $27.0 million and net proceeds (after deducting selling commissions and dealer-manager fees borne by us) of approximately $24.6 million. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales were approximately $2.4 million (of which approximately $2.3 million was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers). In addition, to date, 600 shares of the Series B Preferred Stock have been tendered for redemption at a cash redemption price of $22.50 per share. As such, we paid a total redemption price of approximately$13,500 to redeem and retire these shares.
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
OP Unit Redemptions
From January 1, 2019, through the date of this filing, a total of 570,879 OP Units were tendered for redemption by non-controlling OP Unitholders, and we satisfied the redemption by issuing 570,879 shares of common stock in exchange for the tendered OP Units. Currently, there are no outstanding OP Units held by non-controlling OP Unitholders.
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator (both affiliates of ours), which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. The investment advisory agreement with our Adviser, as amended (the “Advisory Agreement”), and the administration agreement with our Administrator (the “Administration Agreement”) each became effective February 1, 2013.
A summary of the compensation terms for the Advisory Agreement is provided in Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements.
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2019.
Smaller Reporting Company Status
We currently qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $250 million or less than $100 million in annual revenues for the previous year and no public float. Companies can also qualify as a smaller reporting company if they have annual revenues of less than $100 million for the previous year and a public float of less than $700 million. As a smaller reporting company, we have reduced disclosure requirements for our public filings, including the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
RESULTS OF OPERATIONS

For the purposes of the following discussions on certain operating revenues and expenses with regard to the comparison between the three months ended March 31, 2019 and 2018:

•	Same-property basis represents properties owned as of December 31, 2017, and were not vacant at any point during either period presented;

•
Properties acquired during the prior-year period are properties acquired during the three months ended March 31, 2018 (including one farm that we purchased without a lease in place and was mostly vacant during a majority of the period);

•	Properties acquired subsequent to prior-year period are properties acquired subsequent to March 31, 2018; and

•
Disposed of, vacant, or self-operated farms represent properties that were either (i) disposed of during either period presented, (ii) vacant (either wholly or partially) at any point during either period presented, or (iii) operated by a wholly-owned subsidiary of ours (in which case no rental revenue would have been recognized on our consolidated statements of operations). We sold one farm during the three months ended September 30, 2018, and we had two farms that were vacant for a portion of the three months ended March 31, 2019. In addition, one of our farms was leased to Land Advisers during a portion of the three months ended March 31, 2018.

A comparison of our operating results for the three months ended March 31, 2019 and 2018 is below (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Operating revenues:
Lease revenue:
Fixed base rents, net	$7,773	$6,672	$1,101	16.5%
Variable rents	57	22	35	159.1%
Total lease revenue	7,830	6,694	1,136	17.0%
Other operating revenues	—	2,551	(2,551)	NM
Total operating revenues	7,830	9,245	(1,415)	(15.3)%
Operating expenses:
Depreciation and amortization	2,597	2,189	408	18.6%
Property operating expenses	816	428	388	90.7%
Base management fee, net of credits	336	656	(320)	(48.8)%
Administration fee	306	274	32	11.7%
General and administrative expenses	550	553	(3)	(0.5)%
Other operating expenses	—	2,359	(2,359)	NM
Total operating expenses, net of credits	4,605	6,459	(1,854)	(28.7)%
Operating income	3,225	2,786	439	15.8%
Other income (expense):
Other income	826	315	511	162.2%
Interest expense	(3,453)	(2,832)	(621)	21.9%
Dividends declared on Series A Term Preferred Stock	(458)	(458)	—	—%
Loss on dispositions of real estate assets, net	(32)	—	(32)	NM
Property and casualty loss	—	(129)	129	NM
Total other expense, net	(3,117)	(3,104)	(13)	0.4%
Net income (loss)	108	(318)	426	NM
Net (income) loss attributable to non-controlling interests	(3)	21	(24)	NM
Net income (loss) attributable to the Company	105	(297)	402	NM
Dividends declared on Series B Preferred Stock	(601)	—	(601)	NM
Net loss attributable to common stockholders	$(496)	$(297)	$(199)	67.0%
NM = Not Meaningful
Operating Revenues

Same-property Analysis (dollars in thousands)	For the Three Months Ended March 31,
Lease revenue—Fixed base rents, net:	2019	2018	$ Change	% Change
Same-property basis	$6,302	$6,328	$(26)	(0.4)%
Properties acquired during prior-year period	80	8	72	900.0%
Properties acquired subsequent to prior-year period	1,175	—	1,175	—%
Disposed of, vacant, or self-operated properties	216	336	(120)	(35.7)%
Total fixed base rents, net	$7,773	$6,672	$1,101	16.5%
On a same-property basis, fixed base rents for the three months ended March 31, 2019, decreased by 0.4% from the prior-year period, primarily due to decreases in the fixed base rent component of certain of our recent lease renewals, partially offset by additional revenue earned on recent capital improvements completed on certain of our properties. Fixed base rents from acquired properties increased for the three months ended March 31, 2019, as compared to the prior-year period, due to the additional revenues recorded from owning the two farms we acquired during the three months ended March 31, 2018, for the full three-month period ended March 31, 2019, coupled with additional revenues earned on the 12 new farms we acquired Subsequent to March 31, 2018. Fixed base rents from disposed of, vacant, or self-operated properties decreased for the three months ended March 31, 2019, as compared to the prior-year period, due primarily to the loss of rental income on a farm sold in July 2018, coupled with vacancies on two of our farms in Nebraska during a portion of the three months ended March 31, 2019. This decrease was partially offset by the rental revenue earned on a 169-acre farm in California that was previously operated by Land Advisers, as revenue from rents owed to us by Land Advisers was eliminated upon consolidation. Effective August 1, 2018, this farm was leased to a new, unrelated third-party tenant under a 10-year lease.
Variable rents consist of participation rents earned on certain of our farms (which amounts are based on the gross revenues earned on the respective farms) and tenant-reimbursed property-operating expenses on certain of our farms (including property taxes, insurance premiums, and other property-related expenses), or tenant recovery revenue. During the three months ended March 31, 2019 and 2018, we earned approximately $27,000 and $16,000, respectively, of participation rents from two blueberry farms located in North Carolina. In addition, during the three months ended March 31, 2019 and 2018, we recorded tenant recovery revenue of approximately $30,000 and $6,000, respectively, which amounts were also recorded as property operating expenses during the respective periods. The increase in tenant recovery revenue for the three months ended March 31, 2019, as compared to the prior-year period, was due to additional contractual reimbursements of property taxes on certain of our farms.
Other operating revenues primarily represent revenue earned from sales of harvested crops on a farm that was operated by Land Advisers from October 17, 2017, until July 31, 2018, at which time the farm was leased to a new, unrelated third-party tenant under a 10-year lease.
Operating Expenses

Same-property Analysis (dollars in thousands)	For the Three Months Ended March 31,
Depreciation and amortization:	2019	2018	$ Change	% Change
Same-property basis	$2,308	$2,103	$205	9.7%
Properties acquired during prior-year period	30	8	22	275.0%
Properties acquired subsequent to prior-year period	202	—	202	—%
Disposed of, vacant, or self-operated properties	57	78	(21)	(26.9)%
	$2,597	$2,189	$408	18.6%
Depreciation and amortization expense on a same-property basis increased for the three months ended March 31, 2019, as compared to the prior-year period, primarily as a result of additional depreciation on site improvements completed on certain properties subsequent to December 31, 2017, partially offset by the expiration of certain lease intangible amortization periods subsequent to December 31, 2017. Depreciation and amortization expense on acquired properties increased for the three months ended March 31, 2019, as compared to the prior-year period, due to the additional depreciation and amortization expense recorded from owning the two farms we acquired during the three months ended March 31, 2018, coupled with the additional depreciation and amortization expense incurred on the 12 new farms we acquired subsequent to March 31, 2018. Depreciation and amortization expense on disposed of, vacant, or self-operated properties decreased for the three months ended March 31, 2019, as compared to the prior-year period, primarily as a result of a farm sold in July 2018.

Same-property Analysis (dollars in thousands)	For the Three Months Ended March 31,
Property operating expenses:	2019	2018	$ Change	% Change
Same-property basis	$711	$387	$324	83.7%
Properties acquired during prior-year period	25	2	23	1,150.0%
Properties acquired subsequent to prior-year period	15	—	15	—%
Disposed of, vacant, or self-operated properties	35	33	2	6.1%
Tenant-reimbursed property operating expenses(1)	30	6	24	400.0%
	$816	$428	$388	90.7%

(1)
Represents certain operating expenses (real estate taxes, insurance premiums, and other property-operating expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Corresponding amounts were also recorded as lease revenue during the respective periods.

Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. Property operating expenses on a same-property basis increased by approximately $324,000 for the three months ended March 31, 2019, as compared to the prior-year period. This increase was primarily driven by temporary generator rental costs for newly-drilled wells on one of our properties, as well as additional expenses incurred related to obtaining certain permits on one of our California properties. We expect the generator rental expense to continue into the second quarter of 2019 at a reduced level and concluding by June 30, 2019. Property operating expenses on acquired properties increased for the three months ended March 31, 2019, as compared to the prior-year period, primarily due to additional miscellaneous property-operating expenses incurred on certain of the new farms we acquired subsequent to December 31, 2017. Property operating expenses on disposed of, vacant, or self-operated properties for the three months ended March 31, 2019, remained relatively flat as compared to the prior-year period. The increase in tenant-reimbursed property operating expenses for the three months ended March 31, 2019, as compared to the prior-year period, was due to additional property taxes paid by us on certain of our properties, for which the tenant is contractually obligated to reimburse us per the respective leases.
The base management fee to our Adviser, net of any credits, decreased for the three months ended March 31, 2019, as compared to the prior-year period, primarily due to an increased fee credit during the current-year period. For the three months ended March 31, 2019, the gross base management fee increased by approximately $249,000 from the prior-year period, primarily due to additional equity raised since January 1, 2018. From January 1, 2018, through March 31, 2019, we have raised approximately $86.7 million of net proceeds (net of both direct costs and allocated indirect costs) through sales of our Series B Preferred Stock, follow-on common stock offerings, our ATM Program, all of which increased the base on which the base management fee is calculated. In addition, during the three months ended March 31, 2019, our Adviser granted us a non-contractual, unconditional, and irrevocable waiver of approximately $569,000 to be applied against the base management fee.
The administration fee paid to our Administrator increased for the three months ended March 31, 2019, as compared to the prior-year period, primarily due to higher overall costs incurred by our Administrator and our using a higher share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
General and administrative expenses, which consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses, remained relatively flat for the three months ended March 31, 2019, as compared to the prior-year period.
Other operating expenses represent the portion of growing costs, harvesting and selling costs, and certain overhead costs allocated to the costs of crops sold on a farm that was operated by Land Advisers from October 17, 2017, until July 31, 2018. During the three months ended March 31, 2018, we allocated approximately $2.4 million of costs to the crops sold during the period (excluding the allocation of fees earned by our Adviser from Land Advisers of approximately $66,000). Effective August 1, 2018, the farm was leased to a new, unrelated third-party tenant under a 10-year lease.
Other Income (Expense)
Other income, which consists primarily of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments, increased for the three months ended March 31, 2019, as compared to the prior-year period, primarily driven by additional interest patronage received from Farm Credit (due to increased borrowings from Farm Credit). During the three months ended March 31, 2019, we recorded approximately $700,000 of interest patronage from Farm Credit related to interest accrued during 2018, compared to approximately $314,000 of interest patronage recorded during the prior-year period. The receipt of interest patronage received from Farm Credit during 2019 resulted in a 21.2% decrease (approximately 95 basis points) in our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2018. In addition, during the three months ended March 31, 2019, we recognized $110,000 of income as a result of accumulated deferred revenue related to a sale agreement for one of our farms that was terminated. Payments received from the potential buyer of the farm were initially deferred and recognized as income upon termination of the agreement.
Interest expense increased for the three months ended March 31, 2019, as compared to the prior-year period, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock) outstanding for the three months ended March 31, 2019, was approximately $336.3 million, as compared to approximately $305.3 million for the prior-year period. Including interest patronage received on certain of our Farm Credit borrowings, the overall effective interest rate charged on our aggregate borrowings (excluding the impact of debt issuance costs) was 3.10% for each of the three months ended March 31, 2019 and 2018.
During each of three months ended March 31, 2019 and 2018, we paid aggregate distributions on our Series A Term Preferred Stock (which distributions are treated similar to interest expense) of approximately $458,000.
During the three months ended March 31, 2019, we recorded a net loss of approximately $32,000 related to the disposal of certain irrigation improvements on one of our farms.
The property and casualty loss incurred during the three months ended March 31, 2018, related to a natural disaster that damaged certain irrigation improvements on one of our properties. We estimated the aggregate carrying value of the damaged improvements to be approximately $129,000, and we recognized the write-down in the carrying value of the assets as a property and casualty loss during the three months ended March 31, 2018.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Since our IPO in January 2013, we have invested approximately $541.5 million in 77 new farms, and we have expended or accrued an additional $26.5 million for capital improvements on existing properties. Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the MetLife Facility, as defined below under “—Debt Capital”), and issuances of additional equity securities. Our current available liquidity is approximately $20.7 million, consisting of approximately $5.6 million in cash on hand and, based on the current level of collateral pledged, $15.1 million of availability under the MetLife Facility (subject to compliance with covenants).
As of March 31, 2019, our total-debt-to-total-capitalization ratio (including our Series A Term Preferred Stock as debt), at book value, was 65.0%, which is down from 66.8% as of December 31, 2018. However, on a fair value basis, our total-debt-to-total capitalization ratio (including our Series A Term Preferred Stock as debt) as of March 31, 2019, was 56.9%, which is down from 57.4% as of December 31, 2018 (see “Non-GAAP Financial Information—Net Asset Value” below for an explanation of our fair value process).
Future Capital Needs
Our short- and long-term liquidity requirements consist primarily of making distributions to stockholders (including to non-controlling OP Unitholders, if any) to maintain our qualification as a REIT, funding our general operating costs, making principal and interest payments on outstanding borrowings, making dividend payments on our Series A Term Preferred Stock and Series B Preferred Stock, and, as capital is available, funding new farmland and farm-related acquisitions consistent with our investment strategy.
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
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related facilities. We continue to actively seek and evaluate acquisitions of additional farms and farm-related facilities that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We have several properties under signed purchase and sale agreements that we hope to consummate during 2019. We also have many other properties that are in various other stages of our due diligence process, including several properties under signed, non-binding letters of intent. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.

Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Net change in cash from:
Operating activities	$2,432	$2,751	$(319)	(11.6)%
Investing activities	(5,717)	(9,310)	3,593	(38.6)%
Financing activities	11,663	6,300	5,363	85.1%
Net change in Cash and cash equivalents	$8,378	$(259)	$8,637	(3,334.7)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities decreased for the three months ended March 31, 2019, as compared to the prior-year period, primarily due to the timing of certain rental receipts and increased interest payments made during the three months ended March 31, 2019.
Investing Activities
The decrease in cash used in investing activities during the three months ended March 31, 2019, as compared to the prior-year period, was primarily due to a decrease in aggregate cash paid for acquisitions of new farms and capital improvements on existing farms during the three months ended March 31, 2019, which was approximately $4.1 million less than the prior-year period.
Financing Activities
The increase in cash provided by financing activities during the three months ended March 31, 2019, as compared to the prior-year period, was primarily due to a decrease in net repayments of borrowings, as net repayments of borrowings for the three months ended March 31, 2019, decreased by approximately $5.9 million from that of the prior-year period. Partially offsetting this was an increase in distributions paid on certain equity securities, including our Series B Preferred Stock, common stock, and OP Units.
Debt Capital
MetLife
As amended on December 15, 2017, our facility with Metropolitan Life Insurance Company (“MetLife”) consists of a total of $200.0 million of term notes and $75.0 million of revolving equity lines of credit (the “MetLife Facility”). In aggregate, we currently have approximately $124.3 million outstanding under the term notes that bears interest at a fixed rate of 3.30% per annum (which rate is fixed until January 5, 2027) and $5.4 million outstanding under the lines of credit that currently bears interest at a weighted-average rate of 4.59% (which rates are variable). While approximately $134.0 million of the full commitment amount under the MetLife Facility remains undrawn (including amortizing principal payments made on the term notes), based on the level of collateral pledged, we currently have approximately $15.1 million of availability under the MetLife Facility.
Farmer Mac
As amended on June 16, 2016, our agreement with Federal Agricultural Mortgage Corporation (“Farmer Mac”) provided for bond issuances up to an aggregate amount of $125.0 million (the “Farmer Mac Facility”) by December 11, 2018, after which Farmer Mac had the option to be relieved of its obligation to purchase additional bonds under this facility. As of December 11, 2018, we had issued aggregate bonds of approximately $108.7 million under the Farmer Mac Facility, and Farmer Mac is not obligated to purchase the remaining unissued bonds. We are currently in discussions with Farmer Mac to both expand the size of the facility and extend the borrowing period; however, there is no guarantee that we will be able to reach terms favorable to us, if at all. We currently have $90.6 million of bonds outstanding under the facility that bear interest at a weighted-average interest rate of 3.55% (which rates are fixed throughout the bonds’ respective terms) and have a weighted-average maturity date of November 2022.
Farm Credit
Since September 2014, we have closed on 23 separate loans with eight different Farm Credit associations (for additional information, see Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) for an aggregate amount of approximately $114.2 million (the “Farm Credit Notes Payable”). We currently have approximately $104.3 million outstanding under the Farm Credit Notes Payable that bear interest at an expected weighted-average effective interest rate (net of expected interest patronage) of 3.83% (which rates are fixed, on a weighted-average basis, until September 2024) and have a weighted-average maturity date of September 2036. While we do not have any additional availability under any of our Farm Credit programs based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with existing and new Farm Credit associations in connection with certain potential new acquisitions in the future.
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2019 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds
Series B Preferred Stock(1)	1,092,947	$24.71	$27,012	$24,591

(1)	Includes 600 shares that were redeemed by us during the three months ended March 31, 2019.
Our 2017 Registration Statement (as defined in Note 8, “Equity—Registration Statement”) permits us to issue up to an aggregate of $300.0 million in securities (including approximately $29.3 million originally reserved for issuance under our ATM Program and up to $150.0 million reserved for issuance of shares of the Series B Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $67.5 million of common stock (including approximately $19.9 million through our ATM Program) and approximately $55.1 million of Series B Preferred Stock under the 2017 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any material off-balance sheet arrangements.
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
We calculate CFFO by adjusting FFO for the following items:

•
Acquisition- and disposition-related expenses. Acquisition- and disposition-related expenses (including due diligence costs on acquisitions not consummated and certain auditing and accounting fees incurred directly related to completed acquisitions or dispositions) are incurred for investment purposes and do not correlate with the ongoing operations of our existing portfolio. Further, certain auditing and accounting fees incurred vary depending on the number and complexity of acquisitions or dispositions completed during a period. Due to the inconsistency in which these costs are incurred and how they have historically been treated for accounting purposes, we believe the exclusion of these expenses improves comparability of our operating results on a period-to-period basis.

Other adjustments. We will adjust for certain non-recurring charges and receipts and will explain such adjustments accordingly. During the three months ended June 30, 2018, we modified our definitions of CFFO and AFFO to exclude the net incremental impact of the farming operations conducted through Land Advisers, as we do not anticipate this to be an ongoing aspect of our core operations. As such, we believe the exclusion of these amounts improves comparability of our operating results on a period-to-period basis and will apply the same modified definitions of CFFO and AFFO for all prior-year periods presented to provide consistency and better comparability.
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

The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three months ended March 31, 2019 and 2018 to the most directly-comparable GAAP measure, net income (loss), and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended March 31,
	2019	2018
Net income (loss)	$108	$(318)
Plus: Real estate and intangible depreciation and amortization	2,597	2,189
Plus: Losses on dispositions of real estate assets, net	32	—
FFO	2,737	1,871
Less: Dividends declared on Series B Preferred Stock	(601)	—
FFO available to common stockholders and OP Unitholders	2,136	1,871
Plus: Acquisition- and disposition-related expenses	139	156
Plus: Other charges, net(1)	3	163
CFFO available to common stockholders and OP Unitholders	2,278	2,190
Net rent adjustment	34	(251)
Plus: Amortization of debt issuance costs	150	143
AFFO available to common stockholders and OP Unitholders	$2,462	$2,082

Weighted-average common shares outstanding – basic and diluted	18,028,826	13,957,732
Weighted-average OP Units outstanding(2)	433,393	977,271
Weighted-average total shares outstanding	18,462,219	14,935,003

Diluted FFO per weighted-average total share	$0.12	$0.13
Diluted CFFO per weighted-average total share	$0.12	$0.15
Diluted AFFO per weighted-average total share	$0.13	$0.14

(1)
Consists of a property and casualty loss recorded during the three months ended March 31, 2018, and additional repairs incurred and expensed during each period as a result of damage caused to certain irrigation improvements on our farms by natural disasters.

(2)	Represents OP Units held by third parties during the periods.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of March 31, 2019, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	12	12,472	8,849	$88,824	$88,781	14.3%
Third-party Appraisal(2)	74	61,428	49,495	455,177	531,653	85.7%
Total	86	73,900	58,344	$544,001	$620,434	100.0%

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.

(2)	Appraisals performed between June 2018 and March 2019.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of March 31, 2019, include land values per farmable acre, market rental rates per farmable acre, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$600 – $87,500	$33,045
Market Rent (per farmable acre)	$250 – $4,600	$2,508
Market Capitalization Rate	3.75% – 6.43%	4.32%
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

Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of March 31, 2019, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended March 31, 2019, from the prior value basis as of December 31, 2018, is provided in the table below (dollars in thousands):

Total portfolio fair value as of December 31, 2018		$617,866
Plus: Acquisition of one new farm during the three months ended March 31, 2019		2,400
Plus net value appreciation during the three months ended March 31, 2019
29 farms valued via third-party appraisals	$168
Total net appreciation for the three months ended March 31, 2019		168
Total portfolio fair value as of March 31, 2019		$620,434
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of March 31, 2019, was approximately $332.1 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $336.1 million. In addition, using the closing stock price as of March 31, 2019, the fair value of the Series A Term Preferred stock was determined to be approximately $29.6 million, as compared to a carrying value (excluding unamortized related issuance costs) of approximately $28.8 million. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series B Preferred Stock to be $25.00 per share as of March 31, 2019 (see Exhibit 99.1 to this Form 10-Q).
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
As of March 31, 2019, we estimate the NAV per common share to be $12.30. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$194,769
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(544,001)
Plus: estimated fair value of real estate holdings(2)	620,434
Net fair value adjustment for real estate holdings		76,433
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	364,867
Less: fair value of aggregate long-term indebtedness(3)(4)	(361,688)
Net fair value adjustment for long-term indebtedness		3,179
Estimated NAV		274,381
Less: fair value of Series B Preferred Stock(5)		(47,293)
Estimated NAV available to common stockholders and OP Unitholders		$227,088
Total common shares and OP Units outstanding(6)		18,462,219
Estimated NAV per common share		$12.30

(1)	Per Net Cost Basis as presented in the table above.

(2)	Per Current Fair Value as presented in the table above.

(3)	Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series A Term Preferred Stock.

(4)	Long-term notes and bonds payable were valued using a discounted cash flow model. The Series A Term Preferred Stock was valued based on its closing stock price as of March 31, 2019.

(5)	Valued at the security’s liquidation value, as discussed above.

(6)	Includes 18,462,219 shares of common stock and no OP Units held by non-controlling limited partners.
A quarterly roll-forward in the estimated NAV per common share for the three months ended March 31, 2019, is provided below

Estimated NAV per common share and OP Unit as of December 31, 2018		$12.88
Less net loss		(0.03)
Plus net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.01
Net change in unrealized fair value of long-term indebtedness	(0.32)
Net change in valuations		(0.31)
Less distributions		(0.13)
Less dilutive effect of equity issuances(2)		(0.11)
Estimated NAV per common share as of March 31, 2019		$12.30

(1)
The net change in unrealized fair value of farmland portfolio consists of three components: (i) an increase of $0.01 due to the net appreciation in value of 29 farms that were valued during the three months ended March 31, 2019, (ii) an increase of $0.14 due to the aggregate depreciation and amortization expense recorded during the three months ended March 31, 2019, and (iii) a decrease of $0.14 due to capital improvements made on certain properties that have not yet been considered in the determination of the respective properties’ estimated fair values.

(2)	Reflective of shares of our Series B Preferred Stock issued during the three months ended March 31, 2019.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $12.30 as of March 31, 2019, based on the calculation above, the closing price of our common stock on March 31, 2019, was $12.65, and it has subsequently traded between $12.13 and $12.81 per share.
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
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Sales of Unregistered Securities
During the three months ended March 31, 2019, we issued 570,879 shares of common stock in exchange for 570,879 OP Units that were held by certain limited partners of our Operating Partnership in connection with certain of our prior acquisitions. OP Units are generally redeemable for cash or, at our discretion, exchangeable into shares of our common stock on a one-for-one basis. The cash redemption amount per OP Unit is based on the market price of shares of our common stock at the time of redemption. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
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

4.2	Form of Indenture, incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (File No. 333-217042), filed on March 30, 2017.
4.3	Form of Certificate for 6.375% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 11, 2016.
4.4	Form of Certificate for 6.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series B Cumulative Redeemable Preferred Stock at March 31, 2019 (filed herewith)

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2019, and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: May 7, 2019	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: May 7, 2019	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors