Form 10-Q
period 2019-06-30
GLADSTONE LAND Corp
filed 2019-08-07
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 6, 2019, was 20,810,067.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2019

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Investments in real estate, net	$587,969	$538,953
Lease intangibles, net	5,039	5,686
Cash and cash equivalents	28,705	14,730
Other assets, net	7,010	5,750
TOTAL ASSETS	$628,723	$565,119

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	350,144	335,788
Series A cumulative term preferred stock, $0.001 par value; $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of June 30, 2019, and December 31, 2018, net	28,241	28,124
Accounts payable and accrued expenses	9,134	9,152
Due to related parties, net	364	945
Other liabilities, net	9,386	9,957
Total liabilities	397,369	384,066
Commitments and contingencies (Note 7)

EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value; $25.00 per share liquidation preference; 6,500,000 shares authorized; 2,636,068 shares issued and outstanding as of June 30, 2019; 1,144,393 shares issued and outstanding as of December 31, 2018	3	1
Common stock, $0.001 par value; 91,500,000 shares authorized; 20,532,770 shares issued and outstanding as of June 30, 2019; 17,891,340 shares issued and outstanding as of December 31, 2018	21	18
Additional paid-in capital	263,249	202,053
Distributions in excess of accumulated earnings	(31,919)	(25,826)
Total stockholders’ equity	231,354	176,246
Non-controlling interests in Operating Partnership	—	4,807
Total equity	231,354	181,053

TOTAL LIABILITIES AND EQUITY	$628,723	$565,119
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Lease revenues	$8,362	$6,634	$16,192	$13,328
Other operating revenues	—	4,760	—	7,311
Total operating revenues	8,362	11,394	16,192	20,639
OPERATING EXPENSES:
Depreciation and amortization	2,936	2,242	5,533	4,430
Property operating expenses	586	318	1,403	746
Base management fee	974	754	1,879	1,411
Administration fee	250	275	556	549
General and administrative expenses	469	367	1,018	921
Other operating expenses	—	5,140	—	7,498
Total operating expenses	5,215	9,096	10,389	15,555
Credits to fees from Adviser	(974)	(174)	(1,543)	(174)
Total operating expenses, net of credits to fees	4,241	8,922	8,846	15,381
OTHER INCOME (EXPENSE):
Other income	48	9	874	323
Interest expense	(3,543)	(2,815)	(6,996)	(5,646)
Dividends declared on Series A cumulative term preferred stock	(458)	(458)	(916)	(916)
Gain (loss) on dispositions of real estate assets, net	13	—	(19)	—
Property and casualty loss, net	(7)	—	(7)	(129)
Loss on write-down of crop inventory	—	(1,060)	—	(1,060)
Total other expense, net	(3,947)	(4,324)	(7,064)	(7,428)
NET INCOME (LOSS)	174	(1,852)	282	(2,170)
Net (income) loss attributable to non-controlling interests	(1)	110	(3)	131
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	173	(1,742)	279	(2,039)
Dividends declared on Series B cumulative redeemable preferred stock	(893)	(3)	(1,494)	(3)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(720)	$(1,745)	$(1,215)	$(2,042)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.04)	$(0.11)	$(0.07)	$(0.14)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	18,641,738	15,506,512	18,336,975	14,736,400
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2019
	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2018	1,144,393	$1	17,891,340	$18	$202,053	$(25,826)	$176,246	$4,807	$181,053
Issuance of Series B Preferred Stock, net	1,499,075	2	—	—	33,458	—	33,460	—	33,460
Redemptions of Series B Preferred Stock	(7,400)	—	—	—	(166)	—	(166)	—	(166)
Redemption of OP Units	—	—	570,879	1	4,714	—	4,715	(4,715)	—
Issuance of common stock, net	—	—	2,070,551	2	23,147	—	23,149	—	23,149
Net income	—	—	—	—	—	279	279	3	282
Dividends—Series B Preferred Stock	—	—	—	—	—	(1,494)	(1,494)	—	(1,494)
Distributions—OP Units and common stock	—	—	—	—	—	(4,878)	(4,878)	(52)	(4,930)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	43	—	43	(43)	—
Balance at June 30, 2019	2,636,068	$3	20,532,770	$21	$263,249	$(31,919)	$231,354	$—	$231,354

	Three Months Ended June 30, 2019
	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at March 31, 2019	1,891,709	$2	18,462,219	$18	$223,480	$(28,731)	194,769	$—	$194,769
Issuance of Series B Preferred Stock, net	751,159	1	—	—	16,755	—	16,756	—	16,756
Redemptions of Series B Preferred Stock	(6,800)	—	—	—	(153)	—	(153)	—	(153)
Issuance of common stock, net	—	—	2,070,551	3	23,167	—	23,170	—	23,170
Net income	—	—	—	—	—	174	174	—	174
Dividends—Series B Preferred Stock	—	—	—	—	—	(893)	(893)	—	(893)
Distributions—OP Units and common stock	—	—	—	—	—	(2,469)	(2,469)	—	(2,469)
Balance at June 30, 2019	2,636,068	$3	20,532,770	21	263,249	(31,919)	231,354	$—	$231,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2018
	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2017	—	$—	13,791,574	$14	$129,705	$(19,802)	$109,917	$8,034	$117,951
Issuance of Series B Preferred Stock, net	20,280	—	—	—	455	—	455	—	455
Redemption of OP Units	—	—	251,267	—	2,028	—	2,028	(2,549)	(521)
Issuance of common stock, net	—	—	1,981,031	2	23,601	—	23,603	—	23,603
Net loss	—	—	—	—	—	(2,039)	(2,039)	(131)	(2,170)
Dividends—Series B Preferred Stock	—	—	—	—	—	(3)	(3)	—	(3)
Distributions—OP Units and common stock	—	—	—	—	—	(3,919)	(3,919)	(245)	(4,164)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	(683)	—	(683)	683	—
Balance at June 30, 2018	20,280	$—	16,023,872	$16	$155,106	$(25,763)	$129,359	$5,792	$135,151

	Three Months Ended June 30, 2018
	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at March 31, 2018	—	$—	15,216,199	$15	$145,990	$(21,950)	$124,055	$7,913	$131,968
Issuance of Series B Preferred Stock, net	20,280	—	—	—	455	—	455	—	455
Redemption of OP Units	—	—	243,567	—	1,965	—	1,965	(2,086)	(121)
Issuance of common stock, net	—	—	564,106	1	6,887	—	6,888	—	6,888
Net loss	—	—	—	—	—	(1,742)	(1,742)	(110)	(1,852)
Dividends—Series B Preferred Stock	—	—	—	—	—	(3)	(3)	—	(3)
Distributions—OP Units and common stock	—	—	—	—	—	(2,068)	(2,068)	(116)	(2,184)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	(191)	—	(191)	191	—
Balance at June 30, 2018	20,280	$—	16,023,872	$16	$155,106	$(25,763)	$129,359	$5,792	$135,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$282	$(2,170)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,533	4,430
Amortization of debt issuance costs	299	289
Amortization of deferred rent assets and liabilities, net	(157)	(180)
Bad debt expense	6	31
Loss on dispositions of real estate assets, net	19	—
Property and casualty loss	7	129
Loss on write-down of crop inventory	—	1,060
Changes in operating assets and liabilities:
Crop inventory and other assets, net	21	(237)
Accounts payable and accrued expenses and Due to related parties, net	(1,344)	317
Other liabilities, net	(410)	813
Net cash provided by operating activities	4,256	4,482
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(48,004)	(5,036)
Capital expenditures on existing real estate assets	(5,549)	(11,356)
Proceeds from dispositions of real estate assets	—	132
Change in deposits on real estate acquisitions and investments, net	(1,050)	(300)
Net cash used in investing activities	(54,603)	(16,560)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	61,394	25,113
Offering costs	(4,521)	(935)
Payments for redemptions of OP Units	—	(521)
Redemption of Series B Preferred Stock	(166)	—
Borrowings from mortgage notes and bonds payable	18,072	2,733
Repayments of mortgage notes and bonds payable	(4,247)	(3,777)
Borrowings from lines of credit	14,900	9,100
Repayments of lines of credit	(14,900)	(15,600)
Payments of financing fees	(115)	(225)
Dividends paid on Series B cumulative redeemable preferred stock	(1,165)	—
Distributions paid on common stock	(4,878)	(3,919)
Distributions paid to non-controlling interests in Operating Partnership	(52)	(246)
Net cash provided by financing activities	64,322	11,723
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,975	(355)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,730	2,938
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,705	$2,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
NON-CASH OPERATING, INVESTING, AND FINANCING INFORMATION:
Operating lease right-of-use assets included in Other assets, net	$198	$—
Operating lease liabilities included in Other liabilities, net	169	—
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	2,465	4,120
Loss on dispositions of real estate assets, net included in Accounts payable and accrued expenses and Due to related parties, net	—	8
Real estate additions included in Other liabilities, net	—	136
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	99	194
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	20	2
Lender holdback on loan issuance	498	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. Upon the pricing of our initial public offering on January 29, 2013, our shares of common stock began trading on the Nasdaq Global Market (“Nasdaq”) under the symbol “LAND.” We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, all of the units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of June 30, 2019, and December 31, 2018, the Company owned 100.0% and approximately 96.9%, respectively, of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2019 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of June 30, 2019, and December 31, 2018, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
Crop Inventory and Crop Sales
Crop Inventory
From October 17, 2017, through July 31, 2018, Land Advisers operated a 169-acre farm located in Ventura County, California, under a short-term lease (see Note 6, “Related-Party Transactions—TRS Lease Assumption” for further discussion on this lease assignment). Costs incurred by Land Advisers in operating the farm generally consisted of growing costs (including the costs of land preparation, plants, fertilizers and pesticides, and labor costs), harvesting and selling costs (including labor costs for harvesting, packaging and cooling costs, and sales commissions), and certain overhead costs (including management/oversight costs). Due to certain market conditions during the six months ended June 30, 2018 (primarily the existence of bumper crops in all of the strawberry-growing regions within California), we were unable to sell all of the crops and therefore assessed the market value of such unsold crops to be zero. Accordingly, we wrote down the cost of crop inventory to its estimated net realizable value of zero and recorded a loss during the six months ended June 30, 2018, of approximately $1.1 million, included within Loss on write-down of crop inventory on the accompanying Condensed Consolidated Statements of Operations.
Crop Sales
Revenue from the sale of harvested crops was recognized when the harvested crops had been delivered to the facility and title had transferred and were recorded using the market price on the date of delivery. Accumulated costs were charged to cost of products sold (based on percentage of gross revenue from sales) as the related crops were harvested and sold.
Revenue from the sale of harvested crops and accumulated costs allocated to the crops sold during the three and six months ended June 30, 2018, are shown in the following table (dollars in thousands, except for footnotes):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Sales revenue(1)	$4,760	$7,306
Cost of sales(2)(3)(4)	(5,140)	(7,498)

(1)	Included within Other operating revenues on the accompanying Condensed Consolidated Statements of Operations.

(2)	Included within Other operating expenses on the accompanying Condensed Consolidated Statements of Operations.

(3)	Excludes rent expense owed to the Company and interest expense owed on a loan from the Company to Land Advisers, both of which expenses were eliminated in consolidation.

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
Income Taxes
We have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT under the Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally are not subject to federal corporate income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders and meet certain other conditions. As such, in general, as long as we qualify as a REIT, no provision for federal income taxes will be necessary, except for taxes on undistributed REIT taxable income and taxes on the income generated by a TRS (such as Land Advisers), if any. From October 17, 2017, through July 31, 2018, Land Advisers, which is subject to federal and state income taxes, assumed the operations on one of our farms in California (see Note 6, “Related-Party Transactions—TRS Lease Assumption”). There was no taxable income or loss from Land Advisers for the tax year ended December 31, 2018, nor was there any for the six months ended June 30, 2019.

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
Reclassifications
On the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019, operating rental revenue has been reclassified to be displayed in accordance with ASU 2016-02 (as defined below), which was adopted on January 1, 2019, and acquisition-related expenses have been reclassified to be included within general and administrative expenses. These reclassifications had no impact on previously-reported net income (loss), equity, or net change in cash and cash equivalents.
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
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 90 farms we owned as of June 30, 2019 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California	35	11,617	10,670	$287,911	$182,840
Florida	22	17,184	12,981	153,871	96,543
Arizona(3)	6	6,280	5,228	56,031	22,008
Colorado	10	31,448	24,513	41,503	24,968
Nebraska	3	3,254	2,701	12,803	8,476
Michigan	7	962	682	12,723	2,740
Washington	1	746	417	8,573	5,145
Texas	1	3,667	2,219	8,363	5,280
Oregon	3	418	363	6,189	3,312
North Carolina	2	310	295	2,304	1,238
	90	75,886	60,069	$590,271	$352,550

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

(2)	Excludes approximately $2.3 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet.

(3)
Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $2.4 million as of June 30, 2019 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).

Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of June 30, 2019, and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Real estate:
Land and land improvements	$435,866	$417,310
Irrigation and drainage systems	80,891	71,583
Horticulture	73,136	48,894
Farm-related facilities	20,249	18,510
Other site improvements	6,740	6,707
Real estate, at gross cost	616,882	563,004
Accumulated depreciation	(28,913)	(24,051)
Real estate, net	$587,969	$538,953
Real estate depreciation expense on these tangible assets was approximately $2.6 million and $4.9 million for the three and six months ended June 30, 2019, respectively, and $2.0 million and $3.9 million for the three and six months ended June 30, 2018, respectively.
Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of June 30, 2019, and December 31, 2018, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.2 million and $2.4 million, respectively. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $72,000 and $146,000 for the three and six months ended June 30, 2019, respectively, and approximately $74,000 and $150,000 for the three and six months ended June 30, 2018, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of June 30, 2019, and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Lease intangibles:
Leasehold interest – land	$3,498	$3,498
In-place leases	2,046	2,046
Leasing costs	1,964	1,963
Tenant relationships	414	414
Lease intangibles, at cost	7,922	7,921
Accumulated amortization	(2,883)	(2,235)
Lease intangibles, net	$5,039	$5,686
Total amortization expense related to these lease intangible assets was approximately $326,000 and $650,000 for the three and six months ended June 30, 2019, respectively, and approximately $253,000 and $546,000 for the three and six months ended June 30, 2018, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of June 30, 2019, and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$216	$(84)	$126	$(18)
Below-market lease values and other deferred revenue(2)	(917)	279	(917)	202
	$(701)	$195	$(791)	$184

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

Total amortization related to above-market lease values and lease incentives was approximately $33,000 and $66,000 for the three and six months ended June 30, 2019, respectively, and approximately $2,000 and $4,000 for the three and six months ended June 30, 2018, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $39,000 and $77,000 for the three and six months ended June 30, 2019, respectively, and approximately $17,000 and $34,000 for the three and six months ended June 30, 2018, respectively.
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
2019 Acquisitions

During the six months ended June 30, 2019, we acquired five new farms, which are summarized in the table below (dollars in thousands):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)	New Long-term Debt
Somerset Road	Lincoln, NE	1/22/2019	695	1	Popcorn & edible beans	4.9 years	1 (5 years)	$2,400	$33	$126	$1,440
Greenhills Boulevard(3)	Madera, CA	4/9/2019	928	1	Pistachios	10.6 years	2 (5 years)	28,550	141	1,721	17,130
Van Buren Trail(4)	Van Buren, MI	5/29/2019	159	1	Blueberries & cranberries	10.6 years	2 (5 years)	2,682	24	206	—
Blue Star Highway(4)	Allegran & Van Buren, MI	6/4/2019	357	1	Blueberries	10.6 years	2 (5 years)	5,100	29	390	—
Yolo County Line Road(4)	Yolo, CA	6/13/2019	542	1	Olives for olive oil	14.6 years	1 (5 years)	9,190	68	624	—
			2,681	5				$47,922	$295	$3,067	$18,570

(1)
Includes approximately $18,000 of aggregate external legal fees associated with negotiating and originating the leases associated with these acquisitions, which costs were expensed in the period incurred.

(2)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(3)	Lease provides for a participation rent component based on the gross crop revenues earned on the farm. The rent figure above represents only the minimum cash guaranteed under the lease.

(4)	See Note 11, “Subsequent Events—Financing Activity,” for information on loans secured by these properties that were obtained subsequent to June 30, 2019.
During the three and six months ended June 30, 2019, we recognized operating revenues of approximately $503,000 and $527,000, respectively, and net income of approximately $218,000 and $220,000, respectively, related to the above acquisitions.
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

(1)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(2)	Farm was purchased with no lease in place at the time of acquisition.
During the three and six months ended June 30, 2018, in the aggregate, we recognized operating revenues of approximately $41,000 and $49,000, respectively, and a net loss of approximately $23,000 and $28,000, respectively, related to the above acquisitions.
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the six months ended June 30, 2019 and 2018 is as follows (dollars in thousands):

Acquisition Period	Land and Land Improvements	Irrigation & Drainage Systems	Horticulture	Farm-related Facilities	In-place Leases	Leasing Costs	Total Purchase Price
2019 Acquisitions	$18,209	$4,022	$23,989	$1,702	$—	$—	$47,922
2018 Acquisitions	3,256	582	961	123	76	47	5,045
Acquired Intangibles and Liabilities
The following table shows the weighted-average amortization periods (in years) for the intangible assets acquired and liabilities assumed in connection with new real estate acquired during the six months ended June 30, 2018. There were no intangible assets acquired or liabilities assumed in connection with new real estate acquired during the six months ended June 30, 2019:

Weighted-Average Amortization Period (in Years)
Intangible Assets and Liabilities	2018
Leasehold interest – land	0
In-place leases	9.6
Leasing costs	9.6
Above-market lease values	0
Below-market lease values and deferred revenue	0
All intangible assets and liabilities	9.6
Significant Existing Real Estate Activity
Leasing Activity
The following table summarizes certain leasing activity that occurred on our existing properties during the six months ended June 30, 2019 (dollars in thousands, except footnotes):

			PRIOR LEASES(1)			NEW LEASES(2)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(3)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)(4)	Total Annualized Straight-line Rent(3)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)(4)
AZ, CA, FL, MI, NE	15	6,817	$3,385	1	10 / 5	$3,648	3.9	3	10 / 5

(1)	Includes a farm that was previously vacant.

(2)	In connection with certain of these leases, we committed to provide aggregate capital of up to $420,000 for certain improvements on these farms.

(3)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.

(4)
“NNN” refers to leases under triple-net lease arrangements, and “NN” refers to leases under partial-net lease arrangements. For a description of each of these types of lease arrangements, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Leases—General.”

See Note 11, “Subsequent Events—Leasing Activity” for additional leasing activity that occurred subsequent to June 30, 2019.
Project Completion
During the year ended December 31, 2018, we replaced 23 irrigation pivots on one of our properties in Colorado at a total cost of approximately $1.4 million. Pursuant to a lease amendment executed during the six months ended June 30, 2019, in connection with this project, we will earn additional straight-line rental income of approximately $117,000 per year throughout the remaining term of the lease, which expires on February 28, 2021.
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
The following table summarizes the future lease payments to be received under non-cancelable leases as of June 30, 2019, and December 31, 2018 (dollars in thousands):

	Future Lease Payments(1)
Period	June 30, 2019	December 31, 2018
2019	$14,703	$30,290
2020	31,478	26,917
2021	23,889	20,980
2022	23,221	19,775
2023	22,827	19,413
Thereafter	85,436	59,934
	$201,554	$177,309

(1)	Excludes variable rent payments, such as potential rent increases that are based on CPI or future contingent rents based on a percentage of the gross revenues earned on the respective farms.
Portfolio Diversification and Concentrations
Diversification
The following table summarizes the geographic locations (by state) of our farms owned and with leases in place as of and for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	As of and For the six months ended June 30, 2019					As of and For the six months ended June 30, 2018
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	35	11,617	15.3%	$7,906	48.8%	29	8,241	13.0%	$6,065	45.5%
Florida	22	17,184	22.6%	4,689	29.0%	16	10,980	17.3%	3,530	26.5%
Colorado	10	31,448	41.4%	1,411	8.7%	10	31,450	49.7%	1,372	10.3%
Arizona	6	6,280	8.3%	1,077	6.7%	6	6,280	9.9%	959	7.2%
Texas	1	3,667	4.8%	263	1.6%	—	—	—%	—	—%
Oregon	3	418	0.6%	257	1.6%	4	2,313	3.7%	618	4.6%
Washington	1	746	1.0%	245	1.5%	1	746	1.2%	242	1.8%
Nebraska	3	3,254	4.3%	162	1.0%	2	2,559	4.0%	290	2.2%
North Carolina	2	310	0.4%	93	0.6%	2	310	0.5%	82	0.6%
Michigan	7	962	1.3%	89	0.5%	5	446	0.7%	170	1.3%
TOTALS	90	75,886	100.0%	$16,192	100.0%	75	63,325	100.0%	$13,328	100.0%

(1)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across five of these growing regions.

Concentrations
Credit Risk
As of June 30, 2019, our farms were leased to 64 different, unrelated third-party tenants, with certain tenants leasing more than one farm. One unrelated third-party tenant (“Tenant A”) leases five of our farms, and aggregate lease revenue attributable to Tenant A accounted for approximately $2.2 million, or 13.6%, of the total lease revenue recorded during the six months ended June 30, 2019. If Tenant A fails to make rental payments, elects to terminate its leases prior to their expirations, or does not renew its leases (and we cannot re-lease the farms on satisfactory terms), there could be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total lease revenue recorded during the six months ended June 30, 2019.
Geographic Risk
Farms located in California and Florida accounted for approximately $7.9 million (48.8%) and $4.7 million (29.0%), respectively, of the total lease revenue recorded during the six months ended June 30, 2019. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of our total lease revenue recorded during the six months ended June 30, 2019.

NOTE 4. BORROWINGS
Our borrowings as of June 30, 2019, and December 31, 2018, are summarized below (dollars in thousands):

	Carrying Value as of		As of June 30, 2019
	June 30, 2019	December 31, 2018	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Notes and bonds payable:
Fixed-rate notes payable	$261,821	$247,249	3.16%–5.70%; 3.97%	6/1/2020–12/1/2043; November 2031
Fixed-rate bonds payable	90,629	90,877	2.80%–4.57%; 3.55%	12/11/2019–9/13/2028; November 2022
Total notes and bonds payable	352,450	338,126
Debt issuance costs – notes and bonds payable	(2,306)	(2,338)	N/A	N/A
Notes and bonds payable, net	$350,144	$335,788

Variable-rate revolving lines of credit	$100	$100	4.59%–4.84%; 4.72%	4/5/2024

Total borrowings, net	$350,244	$335,888

(1)	Where applicable, stated interest rates are before interest patronage (as described below).
As of June 30, 2019, the above borrowings were collateralized by 87 farms with an aggregate net book value of approximately $573.2 million. The weighted-average interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.93% for each of the three and six months ended June 30, 2019, respectively, and 3.60% and 3.56% for three and six months ended June 30, 2018, respectively. In addition, 2018 interest patronage from our Farm Credit Notes Payable (as defined below), which we recorded during the three months ended March 31, 2019, resulted in a 21.2% reduction (approximately 95 basis points) to the stated interest rates on such borrowings. We are unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2019 on our Farm Credit Notes Payable.
As of June 30, 2019, we were in compliance with all covenants applicable to the above borrowings.
MetLife Borrowings
MetLife Facility
On May 9, 2014, we closed on a credit facility (the “MetLife Facility”) with Metropolitan Life Insurance Company (“MetLife”). As a result of subsequent amendments, the MetLife Facility currently consists of an aggregate of $200.0 million of term notes (the “MetLife Term Notes”) and $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit”). The following table summarizes the pertinent terms of the MetLife Facility as of June 30, 2019 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
MetLife Term Notes	$200,000	(1)	1/5/2029	$124,283	3.30%, fixed through 1/4/2027	(2)	$64,374	(3)
MetLife Lines of Credit	75,000		4/5/2024	100	3-month LIBOR + 2.00%–2.25%	(4)	74,900	(3)
Total principal outstanding				$124,383

(1)
If the aggregate commitment under this facility is not fully utilized by December 31, 2019, MetLife has the option to be relieved of its obligation to disburse the additional funds under the MetLife Term Notes.

(2)
Represents the blended interest rate as of June 30, 2019. Interest rates for subsequent disbursements will be based on then-prevailing market rates. The interest rate on all then-outstanding disbursements will be subject to adjustment on January 5, 2027. Through December 31, 2019, the MetLife Term Notes are also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the MetLife Term Notes).

(3)	Based on the properties that were pledged as collateral under the MetLife Facility, as of June 30, 2019, the maximum additional amount we could draw under the facility was approximately $20.5 million.

(4)
The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under each line of credit). The interest rate spreads will be subject to adjustment on October 5, 2019.

Farm Credit Notes Payable
From time to time since September 2014 through June 30, 2019, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with eight different Farm Credit associations (collectively, “Farm Credit”). During the six months ended June 30, 2019, we entered into the following loan agreement with Farm Credit (dollars in thousands):

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
Prudential Note Payable
On June 17, 2019, we entered into a loan agreement with PGMI Real Estate Finance, LLC (“Prudential”), the terms of which are summarized in the following table as of June 30, 2019 (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms
6/17/2019	$17,130	7/1/2029	25.0 years	4.00%, fixed throughout term
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of June 30, 2019, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining six months ending December 31:	2019	$8,108
For the fiscal years ending December 31:	2020	28,177
	2021	16,544
	2022	39,327
	2023	33,099
	2024	24,189
	Thereafter	203,006
		$352,450
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

As of June 30, 2019, the aggregate fair value of our long-term, fixed-rate notes and bonds payable was approximately $355.6 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $352.5 million. The fair value of our long-term, fixed-rate notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature of the MetLife Lines of Credit and the lack of changes in market credit spreads, their aggregate fair value as of June 30, 2019, is deemed to approximate their aggregate carrying value of $100,000.
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
Generally, we were not permitted to redeem shares of the Series A Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. Since September 30, 2018, we have been permitted to redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption. The shares of the Series A Term Preferred Stock have a mandatory redemption date of September 30, 2021, and are not convertible into our common stock or any other securities. As of June 30, 2019, no shares of Series A Term Preferred Stock have been redeemed.
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
As of June 30, 2019, the fair value of our Series A Term Preferred Stock was approximately $29.9 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $28.8 million. The fair value of our Series A Term Preferred Stock is valued using Level 1 inputs under the hierarchy established by ASC 820-10, “Fair Value Measurements and Disclosures,” and is calculated based on the closing per-share price as of June 30, 2019, of $25.98.
For information on the dividends declared by our Board of Directors and paid by us on the Series A Term Preferred Stock during the six months ended June 30, 2019 and 2018, see Note 8, “Equity—Distributions.”
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
Advisory Agreement
Pursuant to the Advisory Agreement, our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Each of these fees is described below. See Note 11, “Subsequent Events—Amendment to Advisory Agreement,” for a discussion of an amendment to the Advisory Agreement, which will impact the calculations of the base management fee and the incentive fee beginning with the three months ending September 30, 2019.
Base Management Fee
A base management fee is paid quarterly and is calculated as 2.0% per annum (0.50% per quarter) of the prior calendar quarter’s total adjusted equity, which, through the three months ended June 30, 2019, was defined as total equity plus total mezzanine equity, if any (each as reported on our balance sheet), adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items (“Total Adjusted Equity”). During the three and six months ended June 30, 2019, our Adviser granted us non-contractual, unconditional, and irrevocable waivers, which were applied as credits against the base management fees for the respective periods, as detailed in the table below under “—Related-Party Fees.”
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
Administration Agreement
Pursuant to the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses is generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements.
TRS Lease Assumption
On October 17, 2017, Land Advisers entered into an Assignment and Assumption of Agricultural Lease (the “Assigned TRS Lease”) with the previously-existing tenant on a 169-acre farm located in Ventura County, California. The Assigned TRS Lease, as amended, expired on July 13, 2018. In addition, in connection with the initial operations on the farm, on October 17, 2017, Land Advisers issued a 1.7 million unsecured promissory note to the Company that matured in July 31, 2018, and bore interest at a rate equal to the prime rate plus a spread of 5.0% per annum. All inter-company amounts related to the Assigned TRS Lease and the promissory note were eliminated in consolidation, and, as a result, no rental or interest income from Land Advisers was recorded by us on the Consolidated Statements of Operations during the three or six months ended June 30, 2018. Effective August 1, 2018, this farm was leased to a new, unrelated third-party tenant under a 10-year lease.
TRS Fee Arrangements
In connection with the assumption of the Assigned TRS Lease, in exchange for services provided by our Adviser to Land Advisers, our Adviser and Land Advisers entered into an Expense Sharing Agreement (the “TRS Expense Sharing Agreement”). In addition, to account for the time our Administrator’s staff spends on activities related to Land Advisers, we adopted a policy wherein a portion of the fee paid by the Company to our Administrator pursuant to the Administration Agreement would be allocated to Land Advisers (the “TRS Administration Fee Allocation”). No such fees were incurred during the three or six months ended June 30, 2019.
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
Costs incurred by our Adviser, while payable by Land Advisers, were initially accumulated and deferred and then allocated to costs of sales as the related crops were harvested and sold. During the three and six months ended June 30, 2018, approximately $94,000 and $161,000, respectively, of the total accumulated costs incurred by our Adviser was allocated to the costs of crops sold and is included within Base management fee on the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018. In addition, during the three months ended June 30, 2018, our Adviser granted Land Advisers a non-contractual, unconditional, and irrevocable waiver to be applied against a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement.
TRS Administration Fee Allocation
Under to the TRS Administration Fee Allocation, a portion of the fee owed by us to our Administrator under the Administration Agreement was allocated to Land Advisers based on the percentage of each employee’s time devoted to matters related to Land Advisers in relation to the total time such employees devoted to the Company.
During the three and six months ended June 30, 2018, approximately $17,000 and $30,000, respectively, of the administration fee paid by us was allocated to Land Advisers. This allocation is included within Administration fee on the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018.
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
Financing Arrangement Agreement
We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing financing on our properties. Depending on the size of the financing obtained, the maximum amount of the financing fee, which is payable upon closing of the respective financing, ranges from 0.5% to 1.0% of the amount of financing obtained. The amount of the financing fee may be reduced or eliminated as determined by us and Gladstone Securities after taking into consideration various factors, including, but not limited to, the involvement of any unrelated third-party brokers and general market conditions. We paid total financing fees to Gladstone Securities of approximately $26,000 and $28,000 during the three and six months ended June 30, 2019, respectively, and approximately $2,000 during each of the three and six months ended June 30, 2018. Through June 30, 2019, the total amount of financing fees paid to Gladstone Securities represented approximately 0.12% of the total financings secured since the Financing Arrangement Agreement has been in place.
Dealer-Manager Agreement
On January 10, 2018, we entered into a dealer-manager agreement, which was amended and restated on May 31, 2018 (the “Dealer-Manager Agreement”), with Gladstone Securities, whereby Gladstone Securities serves as our exclusive dealer-manager in connection with the offering of our Series B Preferred Stock (as defined in Note 8, “Equity—Series B Preferred Stock”). Pursuant to the Dealer-Manager Agreement, Gladstone Securities provides certain sales, promotional, and marketing services to us in connection with the offering of the Series B Preferred Stock, and we generally will pay Gladstone Securities: (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series B Preferred Stock in the offering (the “Selling Commissions”), and (ii) a dealer-manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the offering (the “Dealer-Manager Fee”).  Gladstone Securities may, in its sole discretion, remit all or a portion of the Selling Commissions and may also reallow all or a portion of the Dealer-Manager Fees to participating broker-dealers and wholesalers in support of the offering. The terms of the Dealer-Manager Agreement were approved by our board of directors, including all of its independent directors.

During the three and six months ended June 30, 2019, we paid total Selling Commissions and Dealer-Manager Fees to Gladstone Securities in connection with sales of the Series B Preferred Stock of approximately $1.7 million and $3.3 million, respectively, of which approximately $1.6 million and $3.1 million, respectively, were then remitted by Gladstone Securities to unrelated third-parties involved in the offering, including participating broker-dealers and wholesalers. During each of the three and six months ended June 30, 2018, we paid total Selling Commissions and Dealer-Manager Fees to Gladstone Securities of $50,000, of which approximately $47,000 was remitted to unrelated third-parties involved in the offering. Through June 30, 2019, approximately 94.0% of the total Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities have been remitted to unrelated third-parties involved in the offering.
Total Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities are netted against the gross proceeds received from sales of the Series B Preferred Stock and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018		2019	2018
Base management fee(1)(2)	$974	$754	(3)	$1,879	$1,411	(3)
Credits from non-contractual, unconditional, and irrevocable waiver granted by Adviser’s board of directors(2)	(974)	(174)		(1,543)	(174)
Total fees to our Adviser, net	$—	$580		$336	$1,237

Administration fee(1)(2)	$250	$275	(4)	$556	$549	(4)

Selling Commissions and Dealer-Manager Fees(1)(5)	$1,659	$50		$3,313	$50
Financing fees(1)(6)	26	2		28	2
Total fees to Gladstone Securities	$1,685	$52		$3,341	$52

(1)	Pursuant to the agreements with the respective related-party entities, as discussed above.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

(3)
Includes the allocation of approximately $94,000 and $161,000 of the total accumulated costs incurred by our Adviser as a result of the crops harvested and sold on the farm operated by Land Advisers during the three and six months ended June 30, 2018, respectively, as further described above under “TRS Expense Sharing Agreement.”

(4)
Includes the portion of administration fee that was allocated to Land Advisers (approximately $17,000 and $30,000 for the three and six months ended June 30, 2018, respectively), as further described above under “TRS Administration Fee Allocation.”

(5)
Included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets. Through June 30, 2019, Gladstone Securities has remitted approximately 94.0% of these fees to unrelated third-parties involved in the offering (including participating broker-dealers and wholesalers).

(6)
Included within Notes and bonds payable, net on the Condensed Consolidated Balance Sheets and amortized into Interest expense on the Condensed Consolidated Statements of Operations. Through June 30, 2019, the total amount of financing fees paid to Gladstone Securities represented approximately 0.12% of the total financings secured during since the Financing Arrangement Agreement has been in place.

Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of June 30, 2019, and December 31, 2018, were as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Due from Gladstone Securities(1)	$—	$20

Base management fee	974	736
Capital gains fee(2)	—	(150)
Credits to fees(3)	(974)	(44)
Other(4)	18	63
Total due to Adviser	18	605
Administration fee	250	340	(5)
Total due to Administrator	250	340
Selling Commissions and Dealer-Manager Fees	96	—
Due to Gladstone Securities	96	—
Total due to related parties(6)	$364	$945

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

(3)
The credits received from our Adviser during the three months ended June 30, 2019, and December 31, 2018, were granted as non-contractual, unconditional, and irrevocable waivers to be applied as credits against the base management fee.

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
NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms, which are summarized in the table below (dollars in thousands):

Farm Location	Farm Gross Acreage	Total Commitment		Expected Completion Date	Amount Expended or Accrued as of June 30, 2019
Marion, OR	218	$250	(1)	Q3 2019	$235
Santa Barbara, CA	361	4,000	(1)	Q1 2020	1,553
Madera, CA	928	500	(1)	Q2 2020	61
Columbia, OR	200	1,800	(1)	Q4 2020	1,023
Collier & Hendry, FL	5,630	2,000	(1)	Q2 2025	—

(1)	Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
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
As of June 30, 2019, we had recorded the following as a result of these operating ground leases (dollars in thousands, except for footnotes):

Operating lease right-of-use assets(1)	$198
Operating lease liabilities(2)	$169

Weighted-average remaining lease term (years)	5.1
Weighted-average discount rate	4.20%

(1)	Operating lease right-of-use assets are shown net of accrued lease payments of approximately $30,000 and are included within Other assets, net on the accompanying Condensed Consolidated Balance Sheet.

(2)	Included within Other liabilities, net on the accompanying Condensed Consolidated Balance Sheet.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Condensed Consolidated Statement of Operations) of approximately $15,000 and $27,000 during the three and six months ended June 30, 2019, respectively, and approximately $12,000 and $24,000 during the three and six months ended June 30, 2018, respectively. Future lease payments due under the remaining non-cancelable terms of these leases as of June 30, 2019, and December 31, 2018, are as follows (dollars in thousands):

	Future Lease Payments(1)
Period	June 30, 2019	December 31, 2018
2019	$—	$47
2020	47	47
2021	47	47
2022	30	30
2023	30	30
Thereafter	31	31
Total undiscounted lease payments	185	232
Less: imputed interest	(16)	—
Present value of lease payments	$169	$232

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
Stockholders’ Equity
As of June 30, 2019, there were 6,500,000 shares of Series B Preferred Stock (as defined below), par value $0.001 per share, authorized, with 2,636,068 shares issued and outstanding worth an aggregate liquidation value of approximately $65.9 million; and 91,500,000 shares of common stock, par value $0.001 per share, authorized, with 20,532,770 shares issued and outstanding. As of December 31, 2018, there were 6,500,000 shares of Series B Preferred Stock (as defined below), par value $0.001 per share, authorized, with 1,144,393 shares issued and outstanding worth an aggregate liquidation value of approximately $28.6 million; and 91,500,000 shares of common stock, par value $0.001 per share, authorized, with 17,891,340 shares issued and outstanding.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of June 30, 2019, and December 31, 2018, we owned 100.0% and approximately 96.9%, respectively, of the outstanding OP Units.

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
Information related to OP Units tendered for redemption is provided in the table below:

	Three months ended June 30,					Six months ended June 30,
Fiscal Year	OP Units Tendered for Redemption	Shares of Common Stock Issued	OP Units Redeemed with Cash	Aggregate Cash Payment	Aggregate Cash Paid per OP Unit	OP Units Tendered for Redemption	Shares of Common Stock Issued	OP Units Redeemed with Cash	Aggregate Cash Payment	Aggregate Cash Paid per OP Unit
2019	0	0	0	$—	$—	570,879	570,879	0	$—	$—
2018	253,182	243,567	9,615	121,000	12.54	290,682	251,267	39,415	521,000	13.21
Regardless of the rights described above, the Operating Partnership will not have an obligation to issue cash to a unitholder upon a redemption request if the Company elects to redeem the OP Units for shares of its common stock. When a non-controlling unitholder redeems OP Units and the Company elects to satisfy that redemption through the issuance of common stock, non-controlling interest in the Operating Partnership is reduced, and stockholders’ equity is increased.
The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.
As of June 30, 2019, and December 31, 2018, there were 0 and 570,879 OP Units held by non-controlling limited partners outstanding, respectively. See Note 11, “Subsequent Events—Acquisition Activity,” for information regarding the issuance of OP Units in connection with the acquisition of a farm in Martin, Florida, subsequent to June 30, 2019.
Registration Statement
On March 30, 2017, we filed a universal registration statement on Form S-3 (File No. 333-217042) with the SEC (the “2017 Registration Statement”) to replace our previous registration statement, which expired on April 1, 2017. The 2017 Registration Statement, which was declared effective by the SEC on April 12, 2017, permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through June 30, 2019, we have issued a total of 7,466,581 shares of common stock (excluding 1,215,565 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $91.9 million, and 2,643,468 shares of Series B Preferred Stock (as defined below) for gross proceeds of approximately $65.1 million under the 2017 Registration Statement.
2018 Equity Issuances
Series B Preferred Stock
On May 31, 2018, we filed a prospectus supplement with the SEC for a continuous public offering of up to 6,000,000 shares of our newly-designated 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million and expected net proceeds, after deducting dealer-manager fees, selling commissions, and estimated expenses of the offering payable by us, of up to approximately $131.3 million, assuming all shares of the Series B Preferred Stock are sold in the offering. The Series B Preferred Stock is being offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, the dealer-manager for the offering. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” for a discussion of the fees and commissions to be paid to Gladstone Securities in connection with the offering of the Series B Preferred Stock.
During the six months ended June 30, 2019, we sold 1,499,075 shares of the Series B Preferred Stock for gross proceeds of approximately $37.0 million and net proceeds (after deducting selling commissions and dealer-manager fees borne by us) of approximately $33.7 million. In addition, 7,400 shares of the Series B Preferred Stock were tendered for redemption at a cash redemption price of $22.50 per share. As a result, we paid a total redemption price of approximately $166,000 to redeem and retire these shares. As of June 30, 2019, excluding selling commissions and dealer-manager fees, we have incurred approximately $995,000 of total costs related to this offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets) and are applied against the gross proceeds received from the offering through additional paid-in capital as shares of the Series B Preferred Stock are sold. See Note 11, “Subsequent Events—Equity Activity—Series B Preferred Stock,” for sales of Series B Preferred Stock completed subsequent to June 30, 2019.
The offering of the Series B Preferred Stock will terminate on the date that is the earlier of either June 1, 2023 (unless terminated earlier or extended by our Board of Directors), or the date on which all 6,000,000 shares offered are sold (the “Termination Date”). There is currently no public market for shares of the Series B Preferred Stock; however, we intend to apply to list the Series B Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the offering’s Termination Date, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
Common Stock
Secondary Offering
On June 20, 2019, we completed a public offering of 2,000,000 shares of our common stock at a public offering price of $11.73 per share (the “June 2019 Offering”). The June 2019 Offering settled on June 24, 2019, and resulted in gross proceeds of approximately $23.5 million and net proceeds (after deducting underwriting discounts and direct offering expenses borne by us) of approximately $22.3 million. See Note 11, “Subsequent Events—Equity Activity—June 2019 Offering Over-allotment,” for information regarding the underwriters’ exercise of a portion of the over-allotment option in connection with the June 2019 Offering.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements,” or our “Sales Agreements”) with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). During the six months ended June 30, 2019, we issued and sold 70,551 shares of our common stock at an average sales price of $12.65 per share under the ATM Program for gross proceeds of approximately $893,000 and net proceeds (after deducting offering expenses borne by us) of approximately $879,000. Through June 30, 2019, we have issued and sold a total of 1,666,142 shares of our common stock at an average sales price of $12.86 per share for gross proceeds of approximately $21.4 million and net proceeds of approximately $21.1 million.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors and paid by us (except as noted) during the three and six months ended June 30, 2019 and 2018 are reflected in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Issuance	2019	2018	2019	2018
Series A Term Preferred Stock(1)	$0.3984375	$0.3984375	$0.7968750	$0.7968750
Series B Preferred Stock(2)	0.375	0.125	0.750	0.125
Common Stock(3)	0.13350	0.13290	0.26685	0.26565

(1)	Treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations.

(2)
Of the dividends declared on the Series B Preferred Stock by our Board of Directors on April 9, 2019, approximately $330,000 was paid (as scheduled) by us on July 5, 2019. The resulting dividend payable is included within Accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2019.

(3)	The same amounts were paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership.
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenues for the three and six months ended June 30, 2019 and 2018 (dollars in thousands, except for footnotes):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Fixed lease payments(1)	$8,332	$6,632	$16,105	$13,303
Variable lease payments(2)	30	2	87	25
Lease revenues, net(3)	$8,362	$6,634	$16,192	$13,328

(1)
Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.

(2)
Variable lease payments include reimbursements of certain property operating expenses by tenants and participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three and six months ended June 30, 2019, we recorded reimbursements of certain property operating expenses by tenants of approximately $30,000 and $60,000, respectively, and participation rents of approximately $0 and $27,000, respectively. During the three and six months ended June 30, 2018, we recorded reimbursements of certain property operating expenses by tenants approximately $2,000 and $8,000, respectively, and participation rents of approximately $0 and $17,000, respectively.

(3)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.
NOTE 10. LOSS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted loss per common share for the three and six months ended June 30, 2019 and 2018, computed using the weighted average number of shares outstanding during the respective periods. Net loss figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted loss per share calculation, as there would be no effect on the amounts since the non-controlling limited partners’ share of loss would also be added back to net loss.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per-share amounts)
Net loss attributable to common stockholders	$(720)	$(1,745)	$(1,215)	$(2,042)
Weighted average shares of common shares outstanding – basic and diluted	18,641,738	15,506,512	18,336,975	14,736,400
Loss per common share – basic and diluted	$(0.04)	$(0.11)	$(0.07)	$(0.14)
The weighted-average number of OP Units held by non-controlling limited partners was 0 and 215,499 for the three and six months ended June 30, 2019, respectively, and 913,552 and 945,236 for the three and six months ended June 30, 2018, respectively.
NOTE 11. SUBSEQUENT EVENTS
Acquisition Activity
Subsequent to June 30, 2019, through the date of this filing, we have acquired two farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
San Juan Grade Road(3)	Monterey, CA	7/11/2019	324	1	Strawberries & vegetables	0.3 years	None	$9,000	$62	$575
West Citrus Boulevard(4)	Martin, FL	7/22/2019	3,586	1	Water retention	8.4 years	2 (10 years)	57,790	434	3,696
			3,910	2				$66,790	$496	$4,271

(1)	Acquisitions will be accounted for as asset acquisitions in accordance with ASC 360. The figures above represent only costs paid or accrued for as of the date of this filing.

(2)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(3)
In connection with the acquisition of this property, we executed a 6-year, follow-on lease with a new tenant that begins upon the expiration of the 4-month lease executed on the date of acquisition. The follow-on lease includes one, 4-year extension option and provides for minimum annualized straight-line rents of approximately $606,000.

(4)	As partial consideration for the acquisition of this property, we issued 288,303 OP Units, constituting an aggregate fair value of approximately $3.3 million as of the acquisition date.
Leasing Activity
The following table summarizes certain leasing activity that occurred on our existing properties during the six months ended June 30, 2019 (dollars in thousands, except footnotes):

			PRIOR LEASES			NEW LEASES
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(1)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)(2)	Total Annualized Straight-line Rent(1)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)(2)
FL	1	547	$143	0	0 / 1	$156	6.0	0	0 / 1

(1)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.

(2)
“NNN” refers to leases under triple-net lease arrangements, and “NN” refers to leases under partial-net lease arrangements. For a description of each of these types of lease arrangements, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Leases—General.”

Financing Activity
Subsequent to June 30, 2019, through the date of this filing, we have secured the following new financings (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms(1)
Rabo AgriFinance, LLC(2)	7/10/2019	$5,514	6/1/2029	25.0 years	One-month LIBOR plus 1.750%
GreenStone Farm Credit Services	7/11/2019	1,609	8/1/2044	25.0 years	5.00%, fixed through June 30, 2029 (variable thereafter)
GreenStone Farm Credit Services	7/11/2019	3,060	8/1/2044	25.0 years	5.00%, fixed through June 30, 2029 (variable thereafter)
Farm Credit West, FLCA	7/11/2019	5,400	5/1/2044	24.5 years	4.24%, fixed through July 31, 2026 (variable thereafter)
Farm Credit of Central Florida, ACA	7/22/2019	31,850	7/1/2027	25.2 years	5.05%, fixed throughout term
Farm Credit of Central Florida, ACA	7/22/2019	5,850	7/1/2027	None (interest only)	5.05%, fixed throughout term

(1)	Stated rate is before refunded interest, or interest patronage (as described further in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements).

(2)	In connection with this loan, we entered into an interest rate swap agreement that will result in an effective fixed interest rate of 4.04% for this loan throughout its term.
Gladstone Securities earned total financing fees of approximately $81,000 in connection with securing the above financings.
Equity Activity
Series B Preferred Stock
Subsequent to June 30, 2019, through the date of this filing, we have sold 229,294 shares of the Series B Preferred Stock for gross proceeds of approximately $5.7 million and net proceeds of approximately $5.2 million. Total Selling Commissions and Dealer-Manager Fees earned by Gladstone Securities as a result of these sales was approximately $527,000 (of which approximately $499,000 was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers).
June 2019 Offering Over-allotment
On July 16, 2019, the underwriters exercised a portion of the over-allotment option in connection with the June 2019 Offering, and, as a result, we issued an additional 277,297 shares of our common stock. The over-allotment settled on July 18, 2019, and resulted in gross proceeds of approximately $3.3 million and net proceeds (after deducting underwriting discounts and direct offering expenses borne by us) of approximately $3.1 million.
Distributions
On July 9, 2019, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series A Term Preferred Stock:	July 22, 2019	July 31, 2019	$0.1328125
	August 20, 2019	August 30, 2019	0.1328125
	September 17, 2019	September 30, 2019	0.1328125
Total Series A Term Preferred Stock Distributions:			$0.3984375

Series B Preferred Stock:	July 24, 2019	August 2, 2019	$0.125
	August 22, 2019	August 30, 2019	0.125
	September 24, 2019	October 3, 2019	0.125
Total Series B Preferred Stock Distributions:			$0.375

Common Stock:	July 22, 2019	July 31, 2019	$0.04455
	August 20, 2019	August 30, 2019	0.04455
	September 17, 2019	September 30, 2019	0.04455
Total Common Stock Distributions:			$0.13365
The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling limited partners of the Operating Partnership as of the above record dates.
Amendment to Advisory Agreement
On July 9, 2019, we amended our previously-existing Advisory Agreement (as amended, the “Amended Advisory Agreement”), which was approved unanimously by our board of directors, including our independent directors. Under the Amended Advisory Agreement, the definition of Total Equity therein was revised to exclude preferred equity from both the Base Management Fee and Incentive Fee calculations, effective beginning with the fee calculations for the three months ending September 30, 2019. All other terms of our previously-existing Advisory Agreement remained the same.

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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 92 farms comprised of 79,796 acres located across 10 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
We conduct substantially all of our activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, approximately 98.6% of the units of limited partnership interest in the Operating Partnership (“OP Units”). In addition, we have elected for Gladstone Land Advisers, Inc. (“Land Advisers”), a wholly-owned subsidiary of ours, to be treated as a taxable REIT subsidiary (“TRS”).
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits, and general expenses.
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 92 farms leased to 64 different, unrelated tenants. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also diversified our portfolio into farmland suitable for other crop types, including permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes) and, to a lesser extent, certain commodity crops (e.g., beans and corn). The following table summarizes the different geographic locations (by state) of our farms owned and with leases in place as of and for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	As of and For the six months ended June 30, 2019					As of and For the six months ended June 30, 2018
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	35	11,617	15.3%	$7,906	48.8%	29	8,241	13.0%	$6,065	45.5%
Florida	22	17,184	22.6%	4,689	29.0%	16	10,980	17.3%	3,530	26.5%
Colorado	10	31,448	41.4%	1,411	8.7%	10	31,450	49.7%	1,372	10.3%
Arizona	6	6,280	8.3%	1,077	6.7%	6	6,280	9.9%	959	7.2%
Texas	1	3,667	4.8%	263	1.6%	—	—	—%	—	—%
Oregon	3	418	0.6%	257	1.6%	4	2,313	3.7%	618	4.6%
Washington	1	746	1.0%	245	1.5%	1	746	1.2%	242	1.8%
Nebraska	3	3,254	4.3%	162	1.0%	2	2,559	4.0%	290	2.2%
North Carolina	2	310	0.4%	93	0.6%	2	310	0.5%	82	0.6%
Michigan	7	962	1.3%	89	0.5%	5	446	0.7%	170	1.3%
TOTALS	90	75,886	100.0%	$16,192	100.0%	75	63,325	100.0%	$13,328	100.0%

(1)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across five of these growing regions.

Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 5 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 70 of our farms are leased on a pure, triple-net basis, 18 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), and 4 farms leased on a gross basis (with the landlord responsible for the related property taxes, insurance, and maintenance on the property). Additionally, 23 of our farms are leased under agreements that include a participation rent component based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often short-term in nature, so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of June 30, 2019 (dollars in thousands):

Year	Number of Expiring Leases		Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Six Months Ended June 30, 2019	% of Total Lease Revenues
2019	2		4,906	6.5%	$358	2.2%
2020	13	(1)	33,031	43.5%	3,663	22.6%
2021	11		8,921	11.8%	1,252	7.7%
2022	4		330	0.4%	459	2.9%
2023	6		5,846	7.7%	2,302	14.2%
Thereafter	29		22,845	30.1%	8,091	50.0%
Other(2)	7		7	—%	67	0.4%
Totals	72		75,886	100.0%	$16,192	100.0%

(1)
Subsequent to June 30, 2019, one lease originally scheduled to expire during 2020 was amended and extended through 2025. See Note 11, “Subsequent Events—Leasing Activity,” within the notes to our accompanying condensed consolidated financial statements for additional information on this lease extension.

(2)	Consists of ancillary leases (e.g., oil, gas, and mineral leases, telecommunications leases, etc.) with varying expirations on certain of our farms.
We currently have two agricultural leases scheduled to expire within the next six months, and we have several agricultural leases scheduled to expire during 2020. We are currently in discussions with the existing tenants on all of these farms, as well as other potential tenants, and we anticipate being able to renew each of the leases at their respective current market rental rates without incurring any downtime on any of the farms. We currently anticipate the lease renewals on these farms to be at rental rates that are either equal to or higher than that of the respective current leases. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since April 1, 2019, through the date of this filing, we have acquired six farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Greenhills Boulevard(3)	Madera, CA	4/9/2019	928	1	Pistachios	10.6 years	2 (5 years)	$28,550	$141	$1,721
Van Buren Trail	Van Buren, MI	5/29/2019	159	1	Blueberries & cranberries	10.6 years	2 (5 years)	2,682	24	206
Blue Star Highway	Allegran & Van Buren, MI	6/4/2019	357	1	Blueberries	10.6 years	2 (5 years)	5,100	29	390
Yolo County Line Road	Yolo, CA	6/13/2019	542	1	Olives for olive oil	14.6 years	1 (5 years)	9,190	68	624
San Juan Grade Road(4)	Monterey, CA	7/11/2019	324	1	Strawberries & vegetables	0.3 years	None	9,000	62	575
West Citrus Boulevard(5)	Martin, FL	7/22/2019	3,586	1	Water retention	8.4 years	2 (10 years)	57,790	434	3,696
			5,896	6				$112,312	$758	$7,212

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

(4)
In connection with the acquisition of this property, we executed a 6-year, follow-on lease with a new tenant that begins upon the expiration of the 4-month lease executed at acquisition. The follow-on lease includes one, 4-year extension option and provides for minimum annualized straight-line rents of approximately $606,000.

(5)	As partial consideration for the acquisition of this property, we issued 288,303 OP Units, constituting an aggregate fair value of approximately $3.3 million as of the acquisition date.
Existing Properties
Leasing Activity
The following table summarizes the leasing activity that has occurred on our existing properties since April 1, 2019, through the date of this filing (dollars in thousands, except footnotes):

			PRIOR LEASES			NEW LEASES
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(1)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)(2)	Total Annualized Straight-line Rent(1)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)(2)
AZ, CA, FL	5	2,989	$1,384	0	2 / 3	$1,678	4.9	0	2 / 3

(1)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.

(2)
“NNN” refers to leases under triple-net lease arrangements, and “NN” refers to leases under partial-net lease arrangements. For a description of each of these types of lease arrangements, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Leases—General.”

Financing Activity
Debt Activity

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms(1)
PGMI RE Finance, LLC	6/17/2019	$17,130	7/1/2029	25.0 years	4.00%, fixed throughout term
Rabo AgriFinance, LLC(2)	7/10/2019	5,514	6/1/2029	25.0 years	One-month LIBOR plus 1.750%
GreenStone Farm Credit Services	7/11/2019	1,609	8/1/2044	25.0 years	5.00%, fixed through June 30, 2029 (variable thereafter)
GreenStone Farm Credit Services	7/11/2019	3,060	8/1/2044	25.0 years	5.00%, fixed through June 30, 2029 (variable thereafter)
Farm Credit West, FLCA	7/11/2019	5,400	5/1/2044	24.5 years	4.24%, fixed through July 31, 2026 (variable thereafter)
Farm Credit of Central Florida, ACA	7/22/2019	31,850	7/1/2027	25.2 years	5.05%, fixed throughout term
Farm Credit of Central Florida, ACA	7/22/2019	5,850	7/1/2027	None (Interest only)	5.05%, fixed throughout term

(1)	Stated rate is before refunded interest, or interest patronage (as described further in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements).

(2)	In connection with this loan, we entered into an interest rate swap agreement that will result in an effective fixed interest rate of 4.04% for this loan throughout its term.
Equity Activity
Series B Preferred Stock
On May 31, 2018, we filed a prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) for a continuous public offering of up to 6,000,000 shares of our newly-designated 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million and expected net proceeds (after deducting dealer-manager fees, selling commissions, and estimated expenses of the offering payable by us) of up to approximately $131.3 million, assuming all shares of the Series B Preferred Stock are sold in the offering. The Series B Preferred Stock is being offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, LLC, our dealer-manager for the offering. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” within the accompanying notes to our condensed consolidated financial statements for more details on the Dealer-Manager Agreement.
From April 1, 2019, through the date of this filing, we sold 980,453 shares of the Series B Preferred Stock for gross proceeds of approximately $24.2 million and net proceeds (after deducting selling commissions and dealer-manager fees borne by us) of approximately $22.1 million. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales were approximately $2.2 million (of which approximately $2.1 million was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers). In addition, in June 2019, 6,800 shares of the Series B Preferred Stock were tendered for redemption at a cash redemption price of $22.50 per share. As such, we paid a total redemption price of $153,000 to redeem and retire these shares.
The offering of the Series B Preferred Stock will terminate on the date that is the earlier of either June 1, 2023 (unless terminated earlier or extended by our Board of Directors), or on the date on which all 6,000,000 shares offered are sold (the “Termination Date”). There is currently no public market for shares of the Series B Preferred Stock; however, we intend to apply to list the Series B Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the Termination Date, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
Common Stock
Secondary Offering
In June 2019, we completed a public offering of our common stock at a public offering price of $11.73 per share, and in July 2019, the underwriters exercised a portion of the over-allotment offering in connection with the offering (the “June 2019 Offering”). The June 2019 Offering resulted in the issuance of an aggregate of 2,277,297 new shares of common stock (including 277,297 shares issued as a result of the underwriters exercising a portion of their over-allotment option) of our common stock for gross proceeds of approximately $26.7 million and net proceeds (after deducting underwriting discounts and offering expenses borne by us) of approximately $25.4 million.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (“Sales Agreements”) with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”).

From April 1, 2019, through the date of this filing, we issued and sold 70,551 shares of our common stock under the ATM Program at an average sales price of $12.65 per share for gross proceeds of approximately $893,000 and net proceeds (after deducting offering expenses borne by us) of approximately $879,000. To date, we have issued and sold a total of 1,666,142 shares of our common stock at a weighted-average sales price of $12.86 per share under the ATM Program for gross proceeds of approximately $21.4 million and net proceeds of approximately $21.1 million.
LIBOR Transition
The majority of our debt is at fixed rates, and we currently have very limited exposure to variable-rate debt based upon the London Interbank Offered Rate (“LIBOR”), which is anticipated to be phased out during late 2021. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. The current intent is to adjust the SOFR to minimize the differences between the interest that a borrower would be paying using LIBOR versus what it will be paying SOFR. We are currently monitoring the transition and cannot yet assess whether SOFR will become a standard rate for variable-rate debt. However, as our lines of credit with MetLife are currently based upon one-month LIBOR, we expect we will need to renegotiate this agreement in the future. Assuming that SOFR replaces LIBOR and is appropriately adjusted, we expect the transition to result in a minimal impact to our overall operations.
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator (both affiliates of ours), which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. The investment advisory agreement with our Adviser, as amended (the “Advisory Agreement”), and the administration agreement with our Administrator (the “Administration Agreement”) each became effective February 1, 2013. On July 9, 2019, we amended our previously-existing Advisory Agreement (as amended, the “Amended Advisory Agreement”), which was approved unanimously by our board of directors, including, specifically, our independent directors.
A summary of the compensation terms for the Advisory Agreement is provided in Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements. A discussion of the changes to the fee calculations pursuant to the Amended Advisory Agreement is below.
Amendment to Advisory Agreement
Under the Amended Advisory Agreement, the definition of Total Equity therein was revised to exclude preferred equity from both the base management fee and incentive fee calculations, effective beginning with the fee calculations for the three months ending September 30, 2019.
We expect this amendment to result in a decrease to our gross base management fee in future periods, as the previous base management fee calculation also calculated a fee on preferred equity securities that were not treated as a liability for GAAP purposes, whereas all preferred equity securities (including those treated as temporary or permanent equity for GAAP purposes) will be excluded from the calculation of the base management fee under the Amended Advisory Agreement. In addition, we expect that the potential for our Adviser to earn an incentive fee will be higher in future periods, as an incentive fee was previously earned when Pre-Incentive Fee FFO (as defined in the Advisory Agreement) exceeded a certain hurdle rate of total equity (as reported on our balance sheet), whereas, under the Amended Advisory Agreement, Pre-Incentive Fee FFO will be compared against total common equity (including common OP Units, but excluding all preferred equity securities).
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2019.
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
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:

•	With regard to the comparison between the three months ended June 30, 2019 versus 2018:

◦	Same-property basis represents farms owned as of March 31, 2018, and were not vacant at any point during either period presented;

◦
Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to March 31, 2018. From April 1, 2018, through June 30, 2019, we acquired 16 new farms and disposed of one farm; and

◦
Vacant or self-operated properties represent farms that were either vacant (either wholly or partially) at any point during either period presented, or operated by a wholly-owned subsidiary of ours (in which case no rental revenue would have been recognized on our consolidated statements of operations). During the three months ended June 30, 2018, we had one farm that was mostly vacant, and one of our farms was leased to Land Advisers (as revenue from rents owed to us by Land Advisers was eliminated upon consolidation).

•	With regard to the comparison between the six months ended June 30, 2019 versus 2018:

◦	Same-property basis represents properties owned as of December 31, 2017, and were not vacant at any point during either period presented;

◦
Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2017. From January 1, 2018, through June 30, 2019, we acquired 18 new farms (including one farm that we acquired without a lease in place and was mostly vacant during a majority of the six months ended June 30, 2018) and disposed of one farm; and

◦
Vacant or self-operated properties represent farms that were either vacant (either wholly or partially) at any point during either period presented or operated by a wholly-owned subsidiary of ours (in which case no rental revenue would have been recognized on our consolidated statements of operations). We had two farms that were vacant for a portion of the six months ended June 30, 2019, and one of our farms was leased to Land Advisers during the six months ended June 30, 2018.

A comparison of our operating results for the three and six months ended June 30, 2019 and 2018 is below (dollars in thousands):

	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$8,332	$6,632	$1,700	25.6%
Variable lease payments	30	2	28	1,400.0%
Total lease revenues	8,362	6,634	1,728	26.0%
Other operating revenues	—	4,760	(4,760)	NM
Total operating revenues	8,362	11,394	(3,032)	(26.6)%
Operating expenses:
Depreciation and amortization	2,936	2,242	694	31.0%
Property operating expenses	586	318	268	84.3%
Base management fee, net of credits	—	580	(580)	(100.0)%
Administration fee	250	275	(25)	(9.1)%
General and administrative expenses	469	367	102	27.8%
Other operating expenses	—	5,140	(5,140)	NM
Total operating expenses, net of credits	4,241	8,922	(4,681)	(52.5)%
Operating income	4,121	2,472	1,649	66.7%
Other income (expense):
Other income	48	9	39	433.3%
Interest expense	(3,543)	(2,815)	(728)	25.9%
Dividends declared on Series A Term Preferred Stock	(458)	(458)	—	—%
Gain on dispositions of real estate assets, net	13	—	13	NM
Property and casualty loss, net	(7)	—	(7)	NM
Loss on write-down of inventory	—	(1,060)	1,060	NM
Total other expense, net	(3,947)	(4,324)	377	(8.7)%
Net income (loss)	174	(1,852)	2,026	NM
Net (income) loss attributable to non-controlling interests	(1)	110	(111)	NM
Net income (loss) attributable to the Company	173	(1,742)	1,915	NM
Dividends declared on Series B Preferred Stock	(893)	(3)	(890)	NM
Net loss attributable to common stockholders	$(720)	$(1,745)	$1,025	(58.7)%
NM = Not Meaningful

	For the six months ended June 30, 2019
	2019	2018	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$16,105	$13,303	$2,802	21.1%
Variable lease payments	87	25	62	248.0%
Total lease revenues	16,192	13,328	2,864	21.5%
Other operating revenues	—	7,311	(7,311)	NM
Total operating revenues	16,192	20,639	(4,447)	(21.5)%
Operating expenses:
Depreciation and amortization	5,533	4,430	1,103	24.9%
Property operating expenses	1,403	746	657	88.1%
Base management fee, net of credits	336	1,237	(901)	(72.8)%
Administration fee	556	549	7	1.3%
General and administrative expenses	1,018	921	97	10.5%
Other operating expenses	—	7,498	(7,498)	NM
Total operating expenses, net of credits	8,846	15,381	(6,535)	(42.5)%
Operating income	7,346	5,258	2,088	39.7%
Other income (expense):
Other income	874	323	551	170.6%
Interest expense	(6,996)	(5,646)	(1,350)	23.9%
Dividends declared on Series A Term Preferred Stock	(916)	(916)	—	—%
Loss on dispositions of real estate assets, net	(19)	—	(19)	NM
Property and casualty loss, net	(7)	(129)	122	(94.6)%
Loss on write-down of inventory	—	(1,060)	1,060	NM
Total other expense, net	(7,064)	(7,428)	364	(4.9)%
Net income (loss)	282	(2,170)	2,452	NM
Net (income) loss attributable to non-controlling interests	(3)	131	(134)	NM
Net income (loss) attributable to the Company	279	(2,039)	2,318	NM
Dividends declared on Series B Preferred Stock	(1,494)	(3)	(1,491)	NM
Net loss attributable to common stockholders	$(1,215)	$(2,042)	$827	(40.5)%
NM = Not Meaningful
Operating Revenues

Same-property Analysis (dollars in thousands)
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
Lease revenues—Fixed lease payments:	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Same-property basis	$6,465	$6,436	$29	0.5%	$12,668	$12,581	$87	0.7%
Properties acquired or disposed of	1,653	192	1,461	760.9%	2,989	432	2,557	591.9%
Vacant or self-operated properties	214	4	210	5,250.0%	448	290	158	54.5%
Total fixed lease payments	$8,332	$6,632	$1,700	25.6%	$16,105	$13,303	$2,802	21.1%
On a same-property basis, lease revenues from fixed lease payments increased for each of the three and six months ended June 30, 2019, as compared to the respective prior-year periods, primarily due to additional revenue earned on recent capital improvements completed on certain of our properties, partially offset by decreases in the fixed base rent component of certain of our recent lease renewals. Fixed lease payments from properties acquired or disposed of increased for each of the three and six months ended June 30, 2019, as compared to the respective prior-year periods, primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2017, partially offset by the loss of revenue from a farm that was sold in

July 2018. Fixed lease payments from vacant or self-operated properties increased for each of the three and six months ended June 30, 2019, as compared to the respective prior-year periods, primarily due to the revenue earned during 2019 on two farms that were either vacant or operated by Land Advisers during 2018, as each of these farms were fully leased during the entirety of the six months ended June 30, 2019.
The following table summarizes the lease revenues recognized from variable lease payments during the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Participation rents(1)	$—	$—	$—	—%	$27	$17	$10	58.8%
Tenant recovery revenue(2)	30	2	28	1,400.0%	60	8	52	650.0%
Total variable lease payments	$30	$2	$28	1,400.0%	$87	$25	$62	248.0%

(1)	Participation rents are generally based on a percentage of the gross revenues earned on the respective farms.

(2)
Tenant recovery revenues represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Corresponding amounts were also recorded as property operating expenses during the respective periods.

Participation rents earned during each of the six months ended June 30, 2019 and 2018 were earned on two blueberry farms located in North Carolina. The increase in tenant recovery revenue for the three and six months ended June 30, 2019, as compared to the respective prior-year periods, was due to additional contractual reimbursements of property taxes on certain of our farms.
Other operating revenues primarily represent revenue earned from sales of harvested crops on a farm that was operated by Land Advisers from October 17, 2017, until July 31, 2018, at which time the farm was leased to a new, unrelated third-party tenant under a 10-year lease.
Operating Expenses

Same-property Analysis (dollars in thousands)
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
Depreciation and amortization:	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Same-property basis	$2,467	$2,198	$269	12.2%	$4,714	$4,237	$477	11.3%
Properties acquired or disposed of	440	21	419	1,995.2%	703	79	624	789.9%
Vacant or self-operated properties	29	23	6	26.1%	116	114	2	1.8%
Total depreciation and amortization	$2,936	$2,242	$694	31.0%	$5,533	$4,430	$1,103	24.9%
Depreciation and amortization expense on a same-property basis increased for each of the three and six months ended June 30, 2019, as compared to the respective prior-year periods, primarily as a result of additional depreciation on site improvements completed on certain properties subsequent to December 31, 2017, partially offset by the expiration of certain lease intangible amortization periods subsequent to December 31, 2017. Depreciation and amortization expense on properties acquired or disposed of increased for each of the three and six months ended June 30, 2019, as compared to the respective prior-year periods, primarily due to the additional depreciation and amortization expense incurred on the new farms acquired subsequent to December 31, 2017. Depreciation and amortization expense from vacant or self-operated properties remained relatively flat for each of the three and six months ended June 30, 2019, as compared to the respective prior-year periods.

Same-property Analysis (dollars in thousands)
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
Property operating expenses:	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Same-property basis	$531	$285	$246	86.3%	$1,241	$672	$569	84.7%
Properties acquired or disposed of	19	—	19	—%	62	9	53	588.9%
Vacant or self-operated properties	6	31	(25)	(80.6)%	40	57	(17)	(29.8)%
Tenant-reimbursed property operating expenses(1)	30	2	28	1,400.0%	60	8	52	650.0%
	$586	$318	$268	84.3%	$1,403	$746	$657	88.1%

(1)
Represents certain operating expenses (real estate taxes, insurance premiums, and other property-operating expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Corresponding amounts were also recorded as lease revenues during the respective periods.

Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. Property operating expenses on a same-property basis increased for each of the three and six months ended June 30, 2019, as compared to the respective prior-year periods. These increases were primarily driven by temporary generator rental costs for newly-drilled wells on one of our properties and, during the six months ended June 30, 2019, only, additional expenses incurred related to obtaining certain permits on one of our California properties. We currently expect to incur a minimal amount of expense related to generator rentals during the third quarter of 2019 and none in the fourth quarter. Property operating expenses on properties acquired or disposed of increased for each of the three and six months ended June 30, 2019, as compared to the respective prior-year periods, primarily due to additional miscellaneous property-operating expenses incurred on certain of the new farms we acquired subsequent to December 31, 2017. Property operating expenses on vacant or self-operated properties decreased for each of the three and six months ended June 30, 2019, as compared to the respective prior-year periods, primarily due to real estate taxes paid by us during 2018 for certain vacant or self-operated properties, which taxes are now the contractual responsibility of respective tenants on those farms. The increase in tenant-reimbursed property operating expenses for each of the three and six months ended June 30, 2019, as compared to the respective prior-year periods, was due to additional property taxes paid by us on certain of our properties, for which the tenant is contractually obligated to reimburse us per the respective leases.
The base management fee to our Adviser, net of any credits, decreased for each of the three and six months ended June 30, 2019, as compared to the respective prior-year periods, primarily due to increased fee credits during the current-year periods. For the three and six months ended June 30, 2019, the gross base management fee increased by approximately $220,000 and $468,000, respectively, as compared to the respective prior-year periods, primarily due to additional equity raised since January 1, 2018. From January 1, 2018, through June 30, 2019, we have raised approximately $126.4 million of net proceeds (net of both direct costs and allocated indirect costs and net of redemptions) through sales of our Series B Preferred Stock, follow-on common stock offerings, and our ATM Program, all of which increased the base on which the base management fee is calculated. In addition, during the three and six months ended June 30, 2019, our Adviser granted us non-contractual, unconditional, and irrevocable waivers of approximately $974,000 and $1.5 million, respectively, to be applied against the base management fee.
The administration fee paid to our Administrator decreased for the three months ended June 30, 2019, and remained relatively flat for the six months ended June 30, 2019, as compared to the respective prior-year periods. The decrease in the administration fee for the three months ended June 30, 2019, was primarily due to us using a lower share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
General and administrative expenses, which consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses, increased for each of the three and six months ended June 30, 2019, as compared to the respective prior-year periods, primarily driven by higher professional fees (specifically, increased auditing and accounting-related expenses), partially offset by decreases in acquisition-related costs expensed and bad debt expense.
Other operating expenses represent the portion of growing costs, harvesting and selling costs, and certain overhead costs allocated to the costs of crops sold on a farm that was operated by Land Advisers from October 17, 2017, until July 31, 2018. During the three and six months ended June 30, 2018, we allocated approximately $5.1 million and $7.5 million, respectively, of costs to the crops sold during the respective periods (excluding the allocation of fees earned by our Adviser from Land Advisers of approximately $94,000 and $161,000, respectively). Additionally, our Adviser granted Land Advisers a non-contractual, unconditional, and irrevocable waiver of approximately $174,000 to be applied against a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement. Effective August 1, 2018, the farm was leased to a new, unrelated third-party tenant under a 10-year lease.
Other Income (Expense)
Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments, increased for each of the three and six months ended June 30, 2019, as compared to the respective prior-year periods. The increase for the three months ended June 30, 2019, was driven by contractual payments received from a potential buyer of one of our farms pursuant to a reinstated sale agreement to keep the purchase option open. Such amounts are nonrefundable and are recognized as income upon receipt. The increase for the six months ended June 30, 2019, was primarily driven by additional interest patronage received from Farm Credit (due to increased borrowings from Farm Credit). During the six months ended June 30, 2019, we recorded approximately $700,000 of interest patronage from Farm Credit related to interest accrued during 2018, compared to approximately $323,000 of interest patronage recorded during the prior-year period. The receipt of interest patronage received from Farm Credit during 2019 resulted in a 21.2% decrease (approximately 95 basis points) to our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2018. In addition, during the six months ended June 30, 2019, we recognized $110,000 of income as a result of accumulated deferred revenue related to a sale agreement for one of our farms that was terminated. Payments received from the potential buyer of the farm were initially deferred and recognized as income upon termination of the agreement.
Interest expense increased for each of the three and six months ended June 30, 2019, as compared to the respective prior-year periods, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock) outstanding for the three and six months ended June 30, 2019, was approximately $345.0 million and $340.6 million, respectively, as compared to approximately $296.4 million and $300.8 million for the respective prior-year periods. Including interest patronage received on certain of our Farm Credit borrowings, the overall effective interest rate charged on our aggregate borrowings (excluding the impact of debt issuance costs) was 3.93% and 3.43% for the three and six months ended June 30, 2019, respectively, as compared to 3.59% and 3.35% for the respective prior-year periods.
During each of three and six months ended June 30, 2019, we paid aggregate distributions on our Series A Term Preferred Stock (which distributions are treated similar to interest expense) of approximately $458,000 and $916,000, respectively. The same amounts were paid in each of the respective prior-year periods.
During the three months ended June 30, 2019, we recorded a net gain on the sale of certain unused irrigation pivots on one of our farms. During the six months ended June 30, 2019, this gain was offset by a net loss we recorded related to the disposal of certain irrigation improvements on one of our farms.
The net property and casualty losses incurred during each of the three and six months ended June 30, 2019, and during the six months ended June 30, 2018, related to natural disasters that damaged certain irrigation improvements on two of our properties. For the loss incurred during each of the three and six months ended June 30, 2019, we estimated the aggregate carrying value of the damaged improvements to be approximately $74,000, and we have received insurance recoveries related to these damaged improvements of approximately $67,000. We have recognized the net loss of approximately $7,000 as a property and casualty loss during each of the three and six months ended June 30, 2019. For the loss incurred during the six months ended June 30, 2018, we estimated the aggregate carrying value of the damaged improvements to be approximately $129,000, and we recognized the write-down in the carrying value of the assets as a property and casualty loss during the six months ended June 30, 2018.
The loss on write-down of crop inventory recorded during each of the three and six months ended June 30, 2018, was the result of unsold crops on the farm operated by Land Advisers. Due to certain market conditions during 2018, we were unable to sell all of the crops and therefore assessed their market value to be zero as of June 30, 2018. Accordingly, we wrote down the cost of crop inventory to its estimated market value of zero and recorded a loss during the three and six months ended June 30, 2018, of approximately $1.1 million.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Since our IPO in January 2013, we have invested approximately $619.7 million in 82 new farms, and we have expended or accrued an additional $35.6 million for capital improvements on existing properties. Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the MetLife Facility, as defined below under “—Debt Capital”), and issuances of additional equity securities. Our current available liquidity is approximately $48.1 million, consisting of approximately $25.2 million in cash on hand and, based on the current level of collateral pledged, approximately $22.9 million of availability under the MetLife Facility (subject to compliance with covenants).
As of June 30, 2019, our total-debt-to-total-capitalization ratio (including our Series A Term Preferred Stock as debt), at book value, was 62.0%, which is down from 66.8% as of December 31, 2018. However, on a fair value basis, our total-debt-to-total capitalization ratio (including our Series A Term Preferred Stock as debt) as of June 30, 2019, was 55.9%, which is down from 57.4% as of December 31, 2018 (see “Non-GAAP Financial Information—Net Asset Value” below for an explanation of our fair value process).
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
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
Net change in cash from:
Operating activities	$4,256	$4,482	$(226)	(5.0)%
Investing activities	(54,603)	(16,560)	(38,043)	229.7%
Financing activities	64,322	11,723	52,599	448.7%
Net change in Cash and cash equivalents	$13,975	$(355)	$14,330	(4,036.6)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities decreased for the six months ended June 30, 2019, as compared to the prior-year period, primarily due to the timing of certain rental receipts and increased property operating expenses (driven by temporary generator rental costs for newly-drilled wells on one of our properties) incurred during the six months ended June 30, 2019, partially offset by additional rental payments received from recent acquisitions.
Investing Activities
The increase in cash used in investing activities during the six months ended June 30, 2019, as compared to the prior-year period, was primarily due to an increase in aggregate cash paid for acquisitions of new farms and capital improvements on existing farms during the six months ended June 30, 2019, which was approximately $37.2 million more than the prior-year period.
Financing Activities
The increase in cash provided by financing activities during the six months ended June 30, 2019, as compared to the prior-year period, was primarily due to an increase in net borrowings by approximately $21.4 million and issuances of Series B Preferred Stock and common stock by an aggregate of approximately $32.7 million for the six months ended June 30, 2019, from that of the prior-year period.
Debt Capital
MetLife
As amended on December 15, 2017, our facility with Metropolitan Life Insurance Company (“MetLife”) consists of a total of $200.0 million of term notes and $75.0 million of revolving equity lines of credit (the “MetLife Facility”). In aggregate, we currently have approximately $122.0 million outstanding under the term notes that bears interest at a blended fixed rate of 3.30% per annum (which rate is fixed until January 5, 2027) and $100,000 outstanding under the lines of credit that currently bears interest at a weighted-average rate of 4.72% (which rates are variable). While approximately $139.3 million of the full commitment amount under the MetLife Facility remains undrawn (including amortizing principal payments made on the term notes), based on the level of collateral pledged, we currently have approximately $22.9 million of availability under the MetLife Facility. In addition, we are currently in discussions with MetLife to extend the draw period applicable to the term notes under the facility, which is currently scheduled to expire on December 31, 2019, though we cannot guarantee that we will be able to extend this facility on terms favorable to us, or at all.
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
Farm Credit
Since September 2014, we have closed on 28 separate loans with nine different Farm Credit associations (for additional information, see Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) for an aggregate amount of approximately $162.0 million (the “Farm Credit Notes Payable”). We currently have approximately $151.6 million outstanding under the Farm Credit Notes Payable that bear interest at an expected weighted-average effective interest rate (net of expected interest patronage) of 3.89% (which rates are fixed, on a weighted-average basis, until January 2026) and have a weighted-average maturity date of September 2036. While we do not have any additional availability under any of our Farm Credit programs based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with existing and new Farm Credit associations in connection with certain potential new acquisitions in the future.
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2019, through the date of this filing (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series B Preferred Stock(2)	1,728,369	$24.72	$42,728	$38,888
Common Stock – Secondary Offering(3)	2,277,297	11.73	26,713	25,401
Common Stock – ATM Program	70,551	12.65	893	879

(1)	Net of selling commissions and dealer-manager fees or underwriting discounts (in each case, as applicable).

(2)	Includes 6,800 shares that were redeemed by us during the three months ended June 30, 2019.

(3)	Includes the underwriters’ exercise of a portion of the over-allotment option.
Our 2017 Registration Statement (as defined in Note 8, “Equity—Registration Statement”) permits us to issue up to an aggregate of $300.0 million in securities (including approximately $29.3 million originally reserved for issuance under our ATM Program and up to $150.0 million reserved for issuance of shares of the Series B Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $95.1 million of common stock and approximately $70.2 million of Series B Preferred Stock under the 2017 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and six months ended June 30, 2019 and 2018 to the most directly-comparable GAAP measure, net income (loss), and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$174	$(1,852)	$282	$(2,170)
Less: Dividends declared on Series B Preferred Stock	(893)	(3)	(1,494)	(3)
Net loss available to common stockholders and OP Unitholders	(719)	(1,855)	(1,212)	(2,173)
Plus: Real estate and intangible depreciation and amortization	2,936	2,242	5,533	4,430
Plus: (Gains) losses on dispositions of real estate assets, net	(13)	—	19	—
FFO available to common stockholders and OP Unitholders	2,204	387	4,340	2,257
Plus: Acquisition- and disposition-related expenses	14	—	153	144
Plus: Other charges, net(1)	7	1,348	10	1,403
CFFO available to common stockholders and OP Unitholders	2,225	1,735	4,503	3,804
Net rent adjustment	(40)	(163)	(5)	(414)
Plus: Amortization of debt issuance costs	150	146	299	289
AFFO available to common stockholders and OP Unitholders	2,335	1,718	4,797	3,679

Weighted-average common stock outstanding—basic and diluted	18,641,738	15,506,512	18,336,975	14,736,400
Weighted-average common OP Units outstanding(2)	0	913,551	215,499	945,236
Weighted-average total common shares outstanding	18,641,738	16,420,063	18,552,474	15,681,636

Diluted FFO per weighted-average total common share	$0.12	$0.02	$0.23	$0.14
Diluted CFFO per weighted-average total common share	$0.12	$0.11	$0.24	$0.24
Diluted AFFO per weighted-average total common share	$0.13	$0.10	$0.26	$0.23

(1)
Consists of net property and casualty losses recorded and the cost of related repairs expensed during each period as a result of the damage and, for the three and six months ended June 30, 2018, only, the net impact of the Incremental TRS Operations.

(2)	Represents OP Units held by unrelated third parties during the respective periods.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of June 30, 2019, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	16	14,458	10,574	$134,261	$134,303	20.1%
Third-party Appraisal(2)	74	61,428	49,495	456,010	533,203	79.9%
Total	90	75,886	60,069	$590,271	$667,506	100.0%

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.

(2)	Appraisals performed between September 2018 and June 2019.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of June 30, 2019, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$680 – $87,500	$33,020
Market NOI (per farmable acre)	$250 – $4,600	$3,043
Market Capitalization Rate	3.75% – 8.25%	4.28%
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of June 30, 2019, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended June 30, 2019, from the prior value basis as of March 31, 2019, is provided in the table below (dollars in thousands):

Total portfolio fair value as of March 31, 2019		$620,434
Plus: Acquisition of four new farms during the three months ended June 30, 2019		45,522
Plus net value appreciation during the three months ended June 30, 2019:
27 farms valued via third-party appraisals	$1,550
Total net appreciation for the three months ended June 30, 2019		1,550
Total portfolio fair value as of June 30, 2019		$667,506
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of June 30, 2019, was approximately $355.6 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $352.5 million. In addition, using the closing stock price as of June 30, 2019, the fair value of the Series A Term Preferred stock was determined to be approximately $29.9 million, as compared to a carrying value (excluding unamortized related issuance costs) of approximately $28.8 million. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series B Preferred Stock to be $25.00 per share as of June 30, 2019 (see Exhibit 99.1 to this Form 10-Q).
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
As of June 30, 2019, we estimate the NAV per common share to be $11.61. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$231,354
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(590,271)
Plus: estimated fair value of real estate holdings(2)	667,506
Net fair value adjustment for real estate holdings		77,235
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	381,200
Less: fair value of aggregate long-term indebtedness(3)(4)	(385,466)
Net fair value adjustment for long-term indebtedness		(4,266)
Estimated NAV		304,323
Less: fair value of Series B Preferred Stock(5)		(65,902)
Estimated NAV available to common stockholders and OP Unitholders		$238,421
Total common shares and OP Units outstanding(6)		20,532,770
Estimated NAV per common share and OP Unit		$11.61

(1)	Per Net Cost Basis as presented in the table above.

(2)	Per Current Fair Value as presented in the table above.

(3)	Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series A Term Preferred Stock.

(4)	Long-term notes and bonds payable were valued using a discounted cash flow model. The Series A Term Preferred Stock was valued based on its closing stock price as of June 30, 2019.

(5)	Valued at the security’s liquidation value, as discussed above.

(6)	Includes 20,532,770 shares of common stock and no OP Units held by non-controlling limited partners.
A quarterly roll-forward in the estimated NAV per common share for the three months ended June 30, 2019, is provided below

Estimated NAV per common share as of March 31, 2019		$12.30
Less net loss available to common stockholders and OP Unitholders		(0.04)
Plus net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.04
Net change in unrealized fair value of long-term indebtedness	(0.40)
Net change in valuations		(0.36)
Less distributions		(0.13)
Less dilutive effect of equity issuances		(0.16)
Estimated NAV per common share as of June 30, 2019		$11.61

(1)
The net change in unrealized fair value of farmland portfolio consists of three components: (i) an increase of $0.08 due to the net appreciation in value of farms that were valued during the three months ended June 30, 2019, (ii) an increase of $0.16 due to the aggregate depreciation and amortization expense recorded during the three months ended June 30, 2019, and (iii) a decrease of $0.20 due to capital improvements made on certain properties that have not yet been considered in the determination of the respective properties’ estimated fair values.

Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $11.61 as of June 30, 2019, based on the calculation above, the closing price of our common stock on June 30, 2019, was $11.53.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.2	Form of Indenture, incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (File No. 333-217042), filed on March 30, 2017.
4.3	Form of Certificate for 6.375% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 11, 2016.
4.4	Form of Certificate for 6.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.
10.1	Agreement of Purchase and Sale (Sutter Avenue Coalinga CA – East Parcels/Phase I), dated April 19, 2019, by and between Gladstone Land Corporation and RTS Orchards, LLC*.
10.2	Agreement of Purchase and Sale (Sutter Avenue Coalinga CA – East Parcels/Phase II), dated April 19, 2019, by and between Gladstone Land Corporation and RTS Orchards, LLC*.
10.3	Agreement of Purchase and Sale (West Citrus Boulevard Stuart FL), dated May 10, 2019, by and between West Citrus Boulevard Stuart FL, LLC, and Caulkins Citrus Company, Ltd.
10.4
Third Amended and Restated Investment Advisory Agreement, dated July 9, 2019, by and between Gladstone Land Corporation and Gladstone Management Corporation, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on July 10, 2019.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series B Cumulative Redeemable Preferred Stock at June 30, 2019 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase

*
Certain information in this exhibit has been redacted pursuant to Item 601(b)(10) of Regulation S-K and the Company agrees to furnish to the Securities and Exchange Commission a complete copy of the exhibit, including the redacted portions, upon request.

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2019, and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Equity for the three months ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: August 7, 2019	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: August 7, 2019	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors