Form 10-Q
period 2019-09-30
GLADSTONE LAND Corp
filed 2019-11-06
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 5, 2019, was 20,936,658.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Investments in real estate, net	$740,608	$538,953
Lease intangibles, net	5,257	5,686
Cash and cash equivalents	3,992	14,730
Other assets, net	7,170	5,750
TOTAL ASSETS	$757,027	$565,119

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$4,100	$100
Notes and bonds payable, net	448,004	335,788
Series A cumulative term preferred stock, $0.001 par value; $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of September 30, 2019, and December 31, 2018, net	28,301	28,124
Accounts payable and accrued expenses	7,015	9,152
Due to related parties, net	1,194	945
Other liabilities, net	15,123	9,957
Total liabilities	503,737	384,066
Commitments and contingencies (Note 7)

EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value; $25.00 per share liquidation preference; 6,500,000 shares authorized; 3,465,527 shares issued and outstanding as of September 30, 2019; 1,144,393 shares issued and outstanding as of December 31, 2018	3	1
Common stock, $0.001 par value; 91,500,000 shares authorized; 20,888,075 shares issued and outstanding as of September 30, 2019; 17,891,340 shares issued and outstanding as of December 31, 2018	21	18
Additional paid-in capital	286,562	202,053
Accumulated other comprehensive loss	(347)	—
Distributions in excess of accumulated earnings	(35,344)	(25,826)
Total stockholders’ equity	250,895	176,246
Non-controlling interests in Operating Partnership	2,395	4,807
Total equity	253,290	181,053

TOTAL LIABILITIES AND EQUITY	$757,027	$565,119
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Lease revenues	$11,012	$8,015	$27,203	$21,344
Other operating revenues	—	2	—	7,313
Total operating revenues	11,012	8,017	27,203	28,657
OPERATING EXPENSES:
Depreciation and amortization	3,419	2,374	8,952	6,805
Property operating expenses	536	621	1,939	1,381
Base management fee	862	690	2,741	2,102
Capital gains fee	—	778	—	778
Administration fee	311	387	866	935
General and administrative expenses	447	443	1,465	1,350
Other operating expenses	—	175	—	7,673
Total operating expenses	5,575	5,468	15,963	21,024
Credits to fees from Adviser	—	(796)	(1,542)	(970)
Total operating expenses, net of credits to fees	5,575	4,672	14,421	20,054
OTHER INCOME (EXPENSE):
Other income	62	1	937	324
Interest expense	(4,401)	(3,082)	(11,396)	(8,728)
Dividends declared on Series A cumulative term preferred stock	(458)	(458)	(1,375)	(1,375)
(Loss) gain on dispositions of real estate assets, net	(134)	6,247	(154)	6,247
Property and casualty recovery (loss), net	17	—	10	(129)
Loss on write-down of crop inventory	—	(33)	—	(1,093)
Total other (expense) income, net	(4,914)	2,675	(11,978)	(4,754)
NET INCOME	523	6,020	804	3,849
Net income attributable to non-controlling interests	(6)	(337)	(9)	(206)
NET INCOME ATTRIBUTABLE TO THE COMPANY	517	5,683	795	3,643
Dividends declared on Series B cumulative redeemable preferred stock	(1,161)	(90)	(2,655)	(92)
NET (LOSS) GAIN ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(644)	$5,593	$(1,860)	$3,551

(LOSS) GAIN PER COMMON SHARE:
Basic and diluted	$(0.03)	$0.35	$(0.10)	$0.23
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	20,763,615	16,057,957	19,154,744	15,181,760
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Continued)
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
COMPREHENSIVE INCOME:
Net income attributable to the Company	$517	$5,683	$795	$3,643
Change in fair value related to interest rate hedging instruments	(347)	—	(347)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$170	$5,683	$448	$3,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended September 30, 2019
	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at June 30, 2019	2,636,068	$3	20,532,770	$21	$263,249	$—	$(31,919)	231,354	$—	$231,354
Issuance of Series B Preferred Stock, net	831,579	0	—	—	18,517	—	—	18,517	—	18,517
Redemptions of Series B Preferred Stock	(2,120)	0	—	—	(48)	—	—	(48)	—	(48)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	3,276	3,276
Issuance of common stock, net	—	—	355,305	0	3,996	—	—	3,996	—	3,996
Accumulated Other Comprehensive Income	—	—	—	—	—	(347)	—	(347)	—	(347)
Net income	—	—	—	—	—	—	517	517	6	523
Dividends—Series B Preferred Stock	—	—	—	—	—	—	(1,161)	(1,161)	—	(1,161)
Distributions—OP Units and common stock	—	—	—	—	—	—	(2,781)	(2,781)	(39)	(2,820)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	848	—	—	848	(848)	—
Balance at September 30, 2019	3,465,527	$3	20,888,075	$21	$286,562	$(347)	$(35,344)	$250,895	$2,395	$253,290

	Nine months ended September 30, 2019
	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2018	1,144,393	$1	17,891,340	$18	$202,053	$—	$(25,826)	$176,246	$4,807	$181,053
Issuance of Series B Preferred Stock, net	2,330,654	2	—	—	51,975	—	—	51,977	—	51,977
Redemptions of Series B Preferred Stock	(9,520)	0	—	—	(214)	—	—	(214)	—	(214)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	3,276	3,276
Redemption of OP Units	—	—	570,879	1	4,714	—	—	4,715	(4,715)	—
Issuance of common stock, net	—	—	2,425,856	2	27,143	—	—	27,145	—	27,145
Accumulated Other Comprehensive Income	—	—	—	—	—	(347)	—	(347)	—	(347)
Net income	—	—	—	—	—	—	795	795	9	804
Dividends—Series B Preferred Stock	—	—	—	—	—	—	(2,655)	(2,655)	—	(2,655)
Distributions—OP Units and common stock	—	—	—	—	—	—	(7,658)	(7,658)	(91)	(7,749)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	891	—	—	891	(891)	—
Balance at September 30, 2019	3,465,527	$3	20,888,075	$21	$286,562	$(347)	$(35,344)	$250,895	$2,395	$253,290
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except share data)
(Unaudited)

	Three months ended September 30, 2018
	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at June 30, 2018	20,280	$0	16,023,872	$16	$155,106	$(25,763)	$129,359	$5,792	$135,151
Issuance of Series B Preferred Stock, net	372,768	0	—	—	8,344	—	8,344	—	8,344
Redemption of OP Units	—	—	46,544	0	432	—	432	(434)	(2)
Issuance of common stock, net	—	—	200	0	4	—	4	—	4
Net income	—	—	—	—	—	5,683	5,683	337	6,020
Dividends—Series B Preferred Stock	—	—	—	—	—	(90)	(90)	—	(90)
Distributions—OP Units and common stock	—	—	—	—	—	(2,135)	(2,135)	(92)	(2,227)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	57	—	57	(57)	—
Balance at September 30, 2018	393,048	$—	16,070,616	$16	$163,943	$(22,305)	$141,654	$5,546	$147,200

	Nine months ended September 30, 2018
	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2017	—	$—	13,791,574	$14	$129,705	$(19,802)	$109,917	$8,034	$117,951
Issuance of Series B Preferred Stock, net	393,048	0	—	—	8,799	—	8,799	—	8,799
Redemption of OP Units	—	—	297,811	0	2,460	—	2,460	(2,983)	(523)
Issuance of common stock, net	—	—	1,981,231	2	23,605	—	23,607	—	23,607
Net income	—	—	—	—	—	3,643	3,643	206	3,849
Dividends—Series B Preferred Stock	—	—	—	—	—	(92)	(92)	—	(92)
Distributions—OP Units and common stock	—	—	—	—	—	(6,054)	(6,054)	(337)	(6,391)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	(626)	—	(626)	626	—
Balance at September 30, 2018	393,048	$—	16,070,616	$16	$163,943	$(22,305)	$141,654	$5,546	$147,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$804	$3,849
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,952	6,805
Amortization of debt issuance costs	461	434
Amortization of deferred rent assets and liabilities, net	(244)	(272)
Bad debt expense	24	108
Loss (gain) on dispositions of real estate assets, net	154	(6,247)
Property and casualty (recovery) loss, net	(10)	129
Loss on write-down of crop inventory	—	1,093
Changes in operating assets and liabilities:
Crop inventory and other assets, net	281	(1,274)
Accounts payable and accrued expenses and Due to related parties, net	(1,586)	(677)
Other liabilities, net	5,066	4,096
Net cash provided by operating activities	13,902	8,044
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(200,676)	(31,467)
Capital expenditures on existing real estate assets	(8,974)	(17,157)
Proceeds from dispositions of real estate assets	—	132
Change in deposits on real estate acquisitions and investments, net	(300)	(100)
Net cash used in investing activities	(209,950)	(48,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	86,070	34,397
Offering costs	(6,551)	(1,894)
Payments for redemptions of OP Units	—	(523)
Redemption of Series B Preferred Stock	(213)	—
Borrowings from mortgage notes and bonds payable	120,399	48,218
Repayments of mortgage notes and bonds payable	(7,686)	(22,800)
Borrowings from lines of credit	22,900	14,100
Repayments of lines of credit	(18,900)	(24,000)
Payments of financing fees	(738)	(525)
Dividends paid on Series B cumulative redeemable preferred stock	(2,222)	(43)
Distributions paid on common stock	(7,658)	(6,054)
Distributions paid to non-controlling interests in Operating Partnership	(91)	(337)
Net cash provided by financing activities	185,310	40,539
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,738)	(9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,730	2,938
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,992	$2,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
NON-CASH OPERATING, INVESTING, AND FINANCING INFORMATION:
Issuance of non-controlling interests in Operating Partnership in conjunction with acquisitions	$3,290	$—
Operating lease right-of-use assets included in Other assets, net	188	—
Operating lease liabilities included in Other liabilities, net	171	—
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	1,397	2,656
Loss on dispositions of real estate assets, net included in Accounts payable and accrued expenses and Due to related parties, net	119	87
Real estate additions included in Other liabilities, net	—	136
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	35	100
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	14	—
Escrow proceeds from asset sale used for acquisition of new real estate assets		20,500
Lender holdback on loan issuance	498	—
Unrealized loss related to interest rate hedging instrument	(347)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. Upon the pricing of our initial public offering on January 29, 2013, our shares of common stock began trading on the Nasdaq Stock Market, LLC (“Nasdaq”), under the symbol “LAND.” We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, all of the units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of September 30, 2019, and December 31, 2018, the Company owned approximately 98.6% and 96.9%, respectively, of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2019 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of September 30, 2019, and December 31, 2018, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
Crop Inventory and Crop Sales
Crop Inventory
From October 17, 2017, through July 31, 2018, Land Advisers operated a 169-acre farm located in Ventura County, California, under a short-term lease (see Note 6, “Related-Party Transactions—TRS Lease Assumption” for further discussion on this lease assignment). Costs incurred by Land Advisers in operating the farm generally consisted of growing costs (including the costs of land preparation, plants, fertilizers and pesticides, and labor costs), harvesting and selling costs (including labor costs for harvesting, packaging and cooling costs, and sales commissions), and certain overhead costs (including management/oversight costs). Due to certain market conditions during the nine months ended September 30, 2018 (primarily the existence of bumper crops in all of the strawberry-growing regions within California), we were unable to sell all of the crops and therefore assessed the market value of such unsold crops to be zero. Accordingly, we wrote down the cost of crop inventory to its estimated net realizable value of zero and recorded a loss during the three and nine months ended September 30, 2018, of approximately $33,000 and $1.1 million, respectively, included within Loss on write-down of crop inventory on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
Crop Sales
Revenue from the sale of harvested crops was recognized when the harvested crops had been delivered to the facility and title had transferred and were recorded using the market price on the date of delivery. Accumulated costs were charged to cost of products sold (based on percentage of gross revenue from sales) as the related crops were harvested and sold.
Revenue from the sale of harvested crops and accumulated costs allocated to the crops sold during the three and nine months ended September 30, 2018, are shown in the following table (dollars in thousands, except for footnotes):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Sales revenue(1)	$2	$7,308
Cost of sales(2)	(175)	(7,673)

(1)	Included within Other operating revenues on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

(2)
Included within Other operating expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. Excludes rent expense owed to the Company and interest expense owed on a loan from the Company to Land Advisers, both of which expenses were eliminated in consolidation. Also excludes the allocation of a fee earned by our Adviser from Land Advisers of approximately $15,000 and $176,000 during the three and nine months ended September 30, 2018, respectively, which is included within Management Fee on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (see Note 6, “Related-Party Transactions—TRS Fee Arrangements—TRS Expense Sharing Agreement” for further discussion on this fee).

The lease to Land Advisers expired on July 31, 2018, after which we leased the farm to a new, unrelated third-party tenant under a 10-year lease that commenced on August 1, 2018.
Income Taxes
We have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT under the Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally are not subject to federal corporate income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders and meet certain other conditions. As such, in general, as long as we qualify as a REIT, no provision for federal income taxes will be necessary, except for taxes on undistributed REIT taxable income and taxes on the income generated by a TRS (such as Land Advisers), if any. From October 17, 2017, through July 31, 2018, Land Advisers, which is subject to federal and state income taxes, assumed the operations on one of our farms in California (see Note 6, “Related-Party Transactions—

TRS Lease Assumption”). There was no taxable income or loss from Land Advisers for the tax year ended December 31, 2018, nor was there any for the nine months ended September 30, 2019.
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
Reclassifications
On the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2019, operating rental revenue has been reclassified to be displayed in accordance with ASU 2016-02 (as defined below), which was adopted on January 1, 2019, and acquisition-related expenses have been reclassified to be included within general and administrative expenses. These reclassifications had no impact on previously-reported net income (loss), equity, or net change in cash and cash equivalents.
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
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 97 farms we owned as of September 30, 2019 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)	41	13,731	12,570	$383,358	$243,763
Florida	23	20,770	16,256	211,703	133,742
Arizona(4)	6	6,280	5,228	56,488	21,773
Colorado	10	31,448	24,513	41,317	24,810
Nebraska	3	3,254	2,701	12,758	8,476
Michigan	7	962	682	12,570	7,421
Washington	1	746	417	8,438	5,099
Texas	1	3,667	2,219	8,333	5,280
Oregon	3	418	363	6,150	3,337
North Carolina	2	310	295	2,294	1,238
	97	81,586	65,244	$743,409	$454,939

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Specifically, includes Investments in real estate, net (excluding improvements paid for by the tenant) and Lease intangibles, net; plus net above-market lease values, lease incentives, and net investments in special-purpose LLCs included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Condensed Consolidated Balance Sheets.

(2)	Excludes approximately $2.8 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet.

(3)
Includes ownership in a special-purpose LLC that owns a pipeline conveying water to one of our properties. As of September 30, 2019, this investment was valued at approximately $280,000 and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheet.

(4)
Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $2.3 million as of September 30, 2019 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).

Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of September 30, 2019, and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Real estate:
Land and land improvements	$556,557	$417,310
Irrigation and drainage systems	96,913	71,583
Horticulture	91,289	48,894
Farm-related facilities	20,579	18,510
Other site improvements	7,097	6,707
Real estate, at gross cost	772,435	563,004
Accumulated depreciation	(31,827)	(24,051)
Real estate, net	$740,608	$538,953
Real estate depreciation expense on these tangible assets was approximately $3.0 million and $7.8 million for the three and nine months ended September 30, 2019, respectively, and $2.1 million and $6.0 million for the three and nine months ended September 30, 2018, respectively.
Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of September 30, 2019, and December 31, 2018, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.2 million and $2.4 million, respectively. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $72,000 and $218,000 for the three and nine months ended September 30, 2019, respectively, and approximately $77,000 and $228,000 for the three and nine months ended September 30, 2018, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of September 30, 2019, and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Lease intangibles:
Leasehold interest – land	$3,498	$3,498
In-place leases	2,601	2,046
Leasing costs	2,073	1,963
Tenant relationships	414	414
Lease intangibles, at cost	8,586	7,921
Accumulated amortization	(3,329)	(2,235)
Lease intangibles, net	$5,257	$5,686
Total amortization expense related to these lease intangible assets was approximately $460,000 and $1.1 million for the three and nine months ended September 30, 2019, respectively, and approximately $289,000 and $835,000 for the three and nine months ended September 30, 2018, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of September 30, 2019, and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$216	$(115)	$126	$(18)
Below-market lease values and other deferred revenue(2)	(1,002)	325	(917)	202
	$(786)	$210	$(791)	$184

(1)
Net above-market lease values and lease incentives are included as part of Other assets, net on the accompanying Condensed Consolidated Balance Sheets, and the related amortization is recorded as a reduction of Lease revenue on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

(2)
Net below-market lease values and other deferred revenue are included as a part of Other liabilities, net on the accompanying Condensed Consolidated Balance Sheets, and the related accretion is recorded as an increase to Lease revenue on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Total amortization related to above-market lease values and lease incentives was approximately $31,000 and $97,000 for the three and nine months ended September 30, 2019, respectively, and approximately $2,000 and $5,000 for the three and nine months ended September 30, 2018, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $46,000 and $123,000 for the three and nine months ended September 30, 2019, respectively, and approximately $17,000 and $50,000 for the three and nine months ended September 30, 2018, respectively.
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
2019 Acquisitions

During the nine months ended September 30, 2019, we acquired 12 new farms, which are summarized in the table below (dollars in thousands):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)	New Long-term Debt
Somerset Road	Lincoln, NE	1/22/2019	695	1	Popcorn & edible beans	4.9 years	1 (5 years)	$2,400	$28	$126	$1,440
Greenhills Boulevard(3)	Madera, CA	4/9/2019	928	1	Pistachios	10.6 years	2 (5 years)	28,550	143	1,721	17,130
Van Buren Trail	Van Buren, MI	5/29/2019	159	1	Blueberries & cranberries	10.6 years	2 (5 years)	2,682	28	206	1,609
Blue Star Highway	Allegran & Van Buren, MI	6/4/2019	357	1	Blueberries	10.6 years	2 (5 years)	5,100	31	390	3,060
Yolo County Line Road	Yolo, CA	6/13/2019	542	1	Olives for olive oil	14.6 years	1 (5 years)	9,190	66	624	5,514
San Juan Grade Road(4)	Monterey, CA	7/11/2019	324	1	Strawberries & vegetables	0.3 years	None	9,000	60	632	5,400
West Citrus Boulevard(5)	Martin, FL	7/22/2019	3,586	1	Water retention	8.4 years	2 (10 years)	57,790	503	3,696	37,700
Sutter Avenue I(3)(6)	Fresno, CA	8/16/2019	1,011	1	Pistachios	8.2 years	2 (5 years)	33,000	139	2,106	16,500
Las Posas Road(7)	Ventura, CA	8/28/2019	413	3	Sod & vegetables	3.3 years	1 (2 years)	21,320	67	1,283	12,792
Withers Road(8)	Napa, CA	8/29/2019	366	1	Wine grapes	10.3 years	2 (10 years)	32,000	77	2,256	19,254
			8,381	12				$201,032	$1,142	$13,040	$120,399

(1)
Includes approximately $63,000 of aggregate external legal fees associated with negotiating and originating the leases associated with these acquisitions, which costs were expensed in the period incurred.

(2)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(3)
Leases provide for a participation rent component based on the gross crop revenues earned on the respective farms. The rent figures above represent only the minimum cash guaranteed under the respective leases.

(4)
In connection with the acquisition of this property, we executed a 6-year, follow-on lease with a new tenant that will commence upon the expiration of the 4-month lease executed on the date of acquisition. The follow-on lease includes one, 4-year extension option and provides for minimum annualized straight-line rents of approximately $606,000. In connection with the follow-on lease, we committed to provide up to $100,000 for certain irrigation improvements on the property.

(5)	As partial consideration for the acquisition of this property, we issued 288,303 OP Units, constituting an aggregate fair value of approximately $3.3 million as of the acquisition date.

(6)
In connection with the acquisition of this property, we also acquired an ownership in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to this and other neighboring properties. Our acquired ownership equated to an 11.75% interest in the LLC and was valued at approximately $280,000 at the time of acquisition and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets. As our investment in the LLC is deemed to constitute “significant influence,” we have accounted for this investment under the equity method. From the commencement of our ownership in the LLC through September 30, 2019, there was no material income or loss recognized by the LLC; thus, no net income or loss was recorded by us during the three months ended September 30, 2019.

(7)
In connection with this acquisition, we executed two separate lease agreements with two different, unrelated third-party tenants. The lease term of 3.3 years represents the weighted-average term of the two leases. In addition, pursuant to one of these lease agreements, we committed to provide up to $1.0 million for certain irrigation improvements on the property.

(8)
In connection with the acquisition of this property, we committed to provide up to approximately $4.0 million as additional compensation, contingent upon the County of Napa approving the planting of additional vineyards on up to 47 acres of the property by February 25, 2020. We are currently unable to estimate when this approval will be obtained, if at all. If approval is obtained, we have also committed to contribute up to $40,000 per approved acre for the development of such vineyards. As provided for in the lease, we will earn additional rent on all of the aforementioned costs, if any, incurred by us.

During the three and nine months ended September 30, 2019, we recognized operating revenues of approximately $2.2 million and $2.8 million, respectively, and net income of approximately $574,000 and $793,000, respectively, related to the above acquisitions.
2018 Acquisitions
During the nine months ended September 30, 2018, we acquired ten new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs	Annualized Straight-line Rent(1)	New Long-term Debt
Taft Highway(2)	Kern, CA	1/31/2018	161	1	Potatoes and Melons	N/A	N/A	$2,945	$32	$—	$1,473
Cemetery Road	Van Buren, MI	3/13/2018	176	1	Blueberries	9.6 years	None	2,100	39	150	1,260
Owl Hammock(3)	Collier & Hendry, FL	7/12/2018	5,630	5	Vegetables and Melons	7.0 years	2 (5 years)	37,350	196	2,148	22,410
Plantation Road	Jackson, FL	9/6/2018	574	1	Peanuts and Melons	2.3 years	None	2,600	35	142	1,560
Flint Avenue	Kings, CA	9/13/2018	194	2	Cherries	15.3 years	1 (5 years)	6,850	58	523	4,110
			6,735	10				$51,845	$360	$2,963	$30,813

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
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the nine months ended September 30, 2019 and 2018 is as follows (dollars in thousands):

Acquisition Period	Land and Land Improvements	Irrigation & Drainage Systems	Horticulture	Farm- related Facilities	Other Site Improvements	In- place Leases	Leasing Costs	Below Market Leases(1)	Investment in LLC(2)	Total Purchase Price
2019 Acquisitions	$138,245	$17,804	$41,739	$2,014	$358	$560	$118	$(85)	$280	$201,032
2018 Acquisitions	44,749	1,548	4,288	123	—	626	511	—	—	51,845

(1)	Included within Other liabilities, net on the accompanying Condensed Consolidated Balance Sheets.

(2)	Included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Acquired Intangibles and Liabilities
The following table shows the weighted-average amortization periods (in years) for the intangible assets acquired and liabilities assumed in connection with new real estate acquired during the nine months ended September 30, 2019 and 2018:

	Weighted-Average Amortization Period (in Years)
Intangible Assets and Liabilities	2019	2018
In-place leases	1.9	7.0
Leasing costs	3.0	7.1
All intangible assets and liabilities	2.1	7.1
Significant Existing Real Estate Activity
Leasing Activity
The following table summarizes certain leasing activity that occurred on our existing properties during the nine months ended September 30, 2019 (dollars in thousands, except footnotes):

			PRIOR LEASES			NEW LEASES
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(1)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)(2)	Total Annualized Straight-line Rent(1)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)(2)
AZ, CA, FL, MI, NE	16	7,364	$3,527	1	10 / 6	$3,804	4.0	3	10 / 6

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

See Note 11, “Subsequent Events—Leasing Activity” for additional leasing activity that occurred subsequent to September 30, 2019.
Project Completion
During the year ended December 31, 2018, we replaced 23 irrigation pivots on one of our properties in Colorado at a total cost of approximately $1.4 million. Pursuant to a lease amendment executed during the nine months ended September 30, 2019, in connection with this project, we will earn additional straight-line rental income of approximately $117,000 per year throughout the remaining term of the lease, which expires on February 28, 2021.
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
The following table summarizes the future lease payments to be received under non-cancelable leases as of September 30, 2019, and December 31, 2018 (dollars in thousands):

	Future Lease Payments(1)
Period	September 30, 2019	December 31, 2018
2019	$7,338	$30,290
2020	40,972	26,917
2021	33,045	20,980
2022	31,602	19,775
2023	31,903	19,413
Thereafter	123,243	59,934
	$268,103	$177,309

(1)	Excludes variable rent payments, such as potential rent increases that are based on CPI or future contingent rents based on a percentage of the gross revenues earned on the respective farms.
Portfolio Diversification and Concentrations
Diversification
The following table summarizes the geographic locations (by state) of our farms owned and with leases in place as of and for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	As of and For the nine months ended September 30, 2019					As of and For the nine months ended September 30, 2018
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	41	13,731	16.8%	$13,872	51.0%	31	8,435	12.4%	$9,887	46.3%
Florida	23	20,770	25.5%	7,785	28.6%	22	17,184	25.3%	5,790	27.1%
Colorado	10	31,448	38.5%	2,126	7.8%	10	31,448	46.4%	2,057	9.7%
Arizona	6	6,280	7.7%	1,609	5.9%	6	6,280	9.3%	1,429	6.7%
Michigan	7	962	1.2%	394	1.4%	5	446	0.7%	270	1.3%
Texas	1	3,667	4.5%	386	1.4%	—	—	—%	—	—%
Washington	1	746	0.9%	383	1.4%	1	746	1.1%	596	2.8%
Oregon	3	418	0.5%	264	1.0%	3	418	0.6%	765	3.6%
North Carolina	2	310	0.4%	259	1.0%	2	310	0.4%	115	0.5%
Nebraska	3	3,254	4.0%	125	0.5%	2	2,559	3.8%	435	2.0%
TOTALS	97	81,586	100.0%	$27,203	100.0%	82	67,826	100.0%	$21,344	100.0%

(1)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.

Concentrations
Credit Risk
As of September 30, 2019, our farms were leased to 70 different, unrelated third-party tenants, with certain tenants leasing more than one farm. One unrelated third-party tenant (“Tenant A”) leases five of our farms, and aggregate lease revenue attributable to Tenant A accounted for approximately $3.3 million, or 12.2%, of the total lease revenue recorded during the nine months ended September 30, 2019. If Tenant A fails to make rental payments, elects to terminate its leases prior to their expirations, or does not renew its leases (and we cannot re-lease the farms on satisfactory terms), there could be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total lease revenue recorded during the nine months ended September 30, 2019.
Geographic Risk
Farms located in California and Florida accounted for approximately $13.9 million (51.0%) and $7.8 million (28.6%), respectively, of the total lease revenue recorded during the nine months ended September 30, 2019. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of our total lease revenue recorded during the nine months ended September 30, 2019.
NOTE 4. BORROWINGS
Our borrowings as of September 30, 2019, and December 31, 2018, are summarized below (dollars in thousands):

	Carrying Value as of		As of September 30, 2019
	September 30, 2019	December 31, 2018	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Notes and bonds payable:
Fixed-rate notes payable	$360,459	$247,249	3.16%–5.70%; 4.08%	6/1/2020–8/1/2044; June 2032
Fixed-rate bonds payable	90,380	90,877	2.80%–4.57%; 3.55%	12/11/2019–9/13/2028; November 2022
Total notes and bonds payable	450,839	338,126
Debt issuance costs – notes and bonds payable	(2,835)	(2,338)	N/A	N/A
Notes and bonds payable, net	$448,004	$335,788

Variable-rate revolving lines of credit	$4,100	$100	4.29%–4.54%; 4.29%	4/5/2024

Total borrowings, net	$452,104	$335,888

(1)	Where applicable, stated interest rates are before interest patronage (as described below).
As of September 30, 2019, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $743.4 million. The weighted-average interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 4.03% and 3.97% for the three and nine months ended September 30, 2019, respectively, and 3.76% and 3.63% for three and nine months ended September 30, 2018, respectively. In addition, 2018 interest patronage from our Farm Credit Notes Payable (as defined below), which we recorded during the three months ended March 31, 2019, resulted in a 21.2% reduction (approximately 95 basis points) to the stated interest rates on such borrowings. We are unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2019 on our Farm Credit Notes Payable.
As of September 30, 2019, we were in compliance with all covenants applicable to the above borrowings.
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
On August 16, 2019, we drew $16.5 million on the MetLife Term Notes. The interest rate on the new disbursement was 3.70% per annum (which rate is fixed through January 4, 2027) and was blended with the existing interest rate on the previously-outstanding balance under the MetLife Term Notes.
The following table summarizes the pertinent terms of the MetLife Facility as of September 30, 2019 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
MetLife Term Notes	$200,000	(1)	1/5/2029	$138,408	3.35%, fixed through 1/4/2027	(2)	$47,030	(3)
MetLife Lines of Credit	75,000		4/5/2024	4,100	3-month LIBOR + 2.00%–2.25%	(4)	70,900	(3)
Total principal outstanding				$142,508

(1)
If the aggregate commitment under this facility is not fully utilized by December 31, 2019, MetLife has the option to be relieved of its obligation to disburse the additional funds under the MetLife Term Notes.

(2)
Represents the blended interest rate as of September 30, 2019. Interest rates for subsequent disbursements will be based on then-prevailing market rates. The interest rate on all then-outstanding disbursements will be subject to adjustment on January 5, 2027. Through December 31, 2019, the MetLife Term Notes are also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the MetLife Term Notes).

(3)
Based on the properties that were pledged as collateral under the MetLife Facility, as of September 30, 2019, the maximum additional amount we could draw under the facility was approximately $18.9 million.

(4)
The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under each line of credit).

Farm Credit Notes Payable

From time to time since September 2014 through September 30, 2019, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 10 different Farm Credit associations (collectively, “Farm Credit”). During the nine months ended September 30, 2019, we entered into the following loan agreement with Farm Credit (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms(1)
Premier Farm Credit, FLCA	2/7/2019	$1,440	11/1/2043	25.0 years	5.45%, fixed through October 31, 2023 (variable thereafter)
GreenStone Farm Credit Services	7/11/2019	1,609	8/1/2044	25.0 years	5.00%, fixed through June 30, 2029 (variable thereafter)
GreenStone Farm Credit Services	7/11/2019	3,060	8/1/2044	25.0 years	5.00%, fixed through June 30, 2029 (variable thereafter)
Farm Credit West, FLCA	7/11/2019	5,400	5/1/2044	24.5 years	4.24%, fixed through July 31, 2026 (variable thereafter)
Farm Credit of Central Florida, ACA	7/22/2019	31,850	7/1/2027	25.2 years	5.05%, fixed throughout term
Farm Credit of Central Florida, ACA	7/22/2019	5,850	7/1/2027	None (interest only)	5.05%, fixed throughout term
Farm Credit West, FLCA	8/28/2019	12,792	5/1/2044	24.5 years	3.84%, fixed through August 31, 2026 (variable thereafter)(2)
American AgCredit, ACA	8/29/2019	19,254	10/1/2039	20.0 years	3.84%, fixed through August 31, 2029 (variable thereafter)

(1)	Stated rate is before interest patronage, as described below.

(2)	Loan originally issued as a variable-rate loan and was converted to a fixed-rate loan effective September 1, 2019.
Interest patronage, or refunded interest, on our borrowings from the various Farm Credit associations is generally recorded upon receipt and is included within Other income on our Condensed Consolidated Statements of Operations and Comprehensive Income. Receipt of interest patronage typically occurs in the first half of the calendar year following the calendar year in which the respective interest payments are made. During the three months ended March 31, 2019, we recorded interest patronage of approximately $700,000 related to interest accrued on loans from Farm Credit during the year ended December 31, 2018, which resulted in a 21.2% reduction (approximately 95 basis points) to the stated interest rates on such borrowings.
Prudential Note Payable
On June 17, 2019, we entered into a loan agreement with PGMI Real Estate Finance, LLC (“Prudential”), the terms of which are summarized in the following table as of September 30, 2019 (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms
6/17/2019	$17,130	7/1/2029	25.0 years	4.00%, fixed throughout term
Rabo Note Payable
On July 10, 2019, we entered into a loan agreement with Rabo AgriFinance, LLC (“Rabo”), the terms of which are summarized in the following table as of September 30, 2019 (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms
7/10/2019	$5,514	6/1/2029	25.0 years	1-Month LIBOR + 1.75%(1)

(1)
In connection with securing this loan and to hedge our exposure to the above variable interest rate, we entered into an interest rate swap agreement in which we agreed to pay a fixed interest rate to our counterparty of 4.04% through June 1, 2029. See “—Interest Rate Swap Agreement” below for additional information on this swap agreement.

Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of September 30, 2019, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining three months ending December 31:	2019	$4,825
For the fiscal years ending December 31:	2020	30,682
	2021	19,075
	2022	41,867
	2023	35,658
	2024	26,765
	Thereafter	291,967
		$450,839
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

As of September 30, 2019, the aggregate fair value of our notes and bonds payable was approximately $454.5 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $450.8 million. The fair value of our long-term, fixed-rate notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature of the MetLife Lines of Credit and the lack of changes in market credit spreads, their aggregate fair value as of September 30, 2019, is deemed to approximate their aggregate carrying value of $4.1 million.
Interest Rate Swap Agreement
In order to hedge our exposure to variable interest rates, we entered into an interest rate swap agreement in connection with one of our mortgage financings secured during the three months ended September 30, 2019. In accordance with this swap agreement, we will pay our counterparty a fixed rate interest rate on a quarterly basis and receive payments from our counterparty equivalent to the stipulated floating rate. We have adopted the fair value measurement provision for this financial instrument, and the fair values of our interest rate swap agreement is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swap using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. As of September 30, 2019, our interest rate swap was valued using Level 2 inputs.
In addition, we have designated our interest rate swap as a cash flow hedge, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the Condensed Consolidated Balance Sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swap as of September 30, 2019 (dollars in thousands):

Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$5,514	$—	$347

The following table presents the amount of loss recognized in comprehensive income within our condensed consolidated financial statements for the three and nine months ended September 30, 2019 (dollars in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Derivative in cash flow hedging relationship:
Interest rate swap	$347	$347
Total	$347	$347

The following table summarizes certain information regarding our derivative instrument as of September 30, 2019 (dollars in thousands):

Derivative Type	Balance Sheet Location	Derivative Liability Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swap	Other liabilities, net	$347
Total		$347
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
Generally, we were not permitted to redeem shares of the Series A Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. Since September 30, 2018, we have been permitted to redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption. The shares of the Series A Term Preferred Stock have a mandatory redemption date of September 30, 2021, and are not convertible into our common stock or any other securities. As of September 30, 2019, no shares of Series A Term Preferred Stock have been redeemed.
We incurred approximately $1.2 million in total offering costs related to this issuance, which have been recorded net of the Series A Term Preferred Stock as presented on the accompanying Condensed Consolidated Balance Sheets and are being amortized over the mandatory redemption period as a component of interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. The Series A Term Preferred Stock is recorded as a liability on our accompanying Condensed Consolidated Balance Sheets in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily-redeemable financial instruments should be classified as liabilities. In addition, the related dividend payments are treated similarly to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
As of September 30, 2019, the fair value of our Series A Term Preferred Stock was approximately $29.6 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $28.8 million. The fair value of our Series A Term Preferred Stock is valued using Level 1 inputs under the hierarchy established by ASC 820-10, “Fair Value Measurements and Disclosures,” and is calculated based on the closing per-share price as of September 30, 2019, of $25.73.
For information on the dividends declared by our Board of Directors and paid by us on the Series A Term Preferred Stock during the nine months ended September 30, 2019 and 2018, see Note 8, “Equity—Distributions.”
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
We have entered into an investment advisory agreement with our Adviser and an administration agreement with our Administrator (the “Administration Agreement”). The advisory agreement with our Adviser that was in effect through June 30,

2019 (the “Prior Advisory Agreement”), was amended on July 9, 2019 (as amended, the “Amended Advisory Agreement”), and was approved unanimously by our board of directors, including our independent directors. A summary of the Prior Advisory Agreement is provided in Note 6 to our consolidated financial statements included in our Form 10-K. A summary of the compensation terms for each of the Amended Advisory Agreement and the Administration Agreement is below.
Amended Advisory Agreement
Pursuant to the Amended Advisory Agreement, our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee.
Base Management Fee
A base management fee is paid quarterly and is calculated as 2.0% per annum (0.50% per quarter) of the prior calendar quarter’s total adjusted common equity, which, beginning with the three months ended September 30, 2019, is defined as common stockholders’ equity plus non-controlling common interests in the Operating Partnership, if any (each as reported on our balance sheet), adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items (“Total Adjusted Common Equity”). During the nine months ended September 30, 2019, our Adviser granted us certain non-contractual, unconditional, and irrevocable waivers, which were applied as credits against the base management fees for the respective periods, as detailed in the table below under “—Related-Party Fees.”
Incentive Fee
An incentive fee is calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Common Equity. For purposes of this calculation, Pre-Incentive Fee FFO is defined in the Amended Advisory Agreement as FFO (also as defined in the Amended Advisory Agreement) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends paid on preferred stock securities that are not treated as a liability for GAAP purposes. Our Adviser will receive: (i) no incentive fee in any calendar quarter in which the Pre-Incentive Fee FFO does not exceed the hurdle rate; (ii) 100% of the Pre-Incentive Fee FFO with respect to that portion of such Pre-Incentive Fee FFO, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (iii) 20% of the amount of the Pre-Incentive Fee FFO, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).
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
TRS Lease Assumption
On October 17, 2017, Land Advisers entered into an Assignment and Assumption of Agricultural Lease (the “Assigned TRS Lease”) with the previously-existing tenant on a 169-acre farm located in Ventura County, California. The Assigned TRS Lease, as amended, expired on July 13, 2018. In addition, in connection with the initial operations on the farm, on October 17,

2017, Land Advisers issued a $1.7 million unsecured promissory note to the Company that matured in July 31, 2018, and bore interest at a rate equal to the prime rate plus a spread of 5.0% per annum. All inter-company amounts related to the Assigned TRS Lease and the promissory note were eliminated in consolidation, and, as a result, no rental or interest income from Land Advisers was recorded by us on the Consolidated Statements of Operations and Comprehensive Income during the three or nine months ended September 30, 2018. Effective August 1, 2018, this farm was leased to a new, unrelated third-party tenant under a 10-year lease.
TRS Fee Arrangements
In connection with the assumption of the Assigned TRS Lease, in exchange for services provided by our Adviser to Land Advisers, our Adviser and Land Advisers entered into an Expense Sharing Agreement (the “TRS Expense Sharing Agreement”). In addition, to account for the time our Administrator’s staff spends on activities related to Land Advisers, we adopted a policy wherein a portion of the fee paid by the Company to our Administrator pursuant to the Administration Agreement would be allocated to Land Advisers (the “TRS Administration Fee Allocation”). No such fees were incurred during the three or nine months ended September 30, 2019.
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
Costs incurred by our Adviser, while payable by Land Advisers, were initially accumulated and deferred and then allocated to costs of sales as the related crops were harvested and sold. During the three and nine months ended September 30, 2018, approximately $15,000 and $176,000, respectively, of the total accumulated costs incurred by our Adviser was allocated to the costs of crops sold and is included within Base management fee on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2018. In addition, during the three months ended September 30, 2018, our Adviser granted Land Advisers a non-contractual, unconditional, and irrevocable waiver to be applied against a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement.
TRS Administration Fee Allocation
Under to the TRS Administration Fee Allocation, a portion of the fee owed by us to our Administrator under the Administration Agreement was allocated to Land Advisers based on the percentage of each employee’s time devoted to matters related to Land Advisers in relation to the total time such employees devoted to the Company.
During the three and nine months ended September 30, 2018, approximately $18,000 and $48,000, respectively, of the administration fee paid by us was allocated to Land Advisers. This allocation is included within Administration fee on the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2018.
Gladstone Securities
On April 11, 2017, we entered into an agreement with Gladstone Securities, LLC (“Gladstone Securities”), for it to act as our non-exclusive agent to assist us with arranging financing for our properties (the “Financing Arrangement Agreement”). Gladstone Securities is a privately-held broker-dealer and a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by Mr. Gladstone, who also serves on the board of managers of Gladstone Securities.
Financing Arrangement Agreement
We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing financing on our properties. Depending on the size of the financing obtained, the maximum amount of the financing fee, which is payable upon closing of the respective financing, ranges from 0.5% to 1.0% of the amount of financing obtained. The amount of the financing fee may be reduced or eliminated as determined by us and Gladstone Securities after taking into consideration various factors, including, but not limited to, the involvement of any unrelated third-party brokers and general market conditions. We paid total financing fees to Gladstone Securities of approximately $160,000 and $188,000 during the three and nine months ended September 30, 2019, respectively, and approximately $57,000 and $59,000 during the three and nine months ended September 30, 2018, respectively. Through September 30, 2019, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
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
During the three and nine months ended September 30, 2019, we paid total Selling Commissions and Dealer-Manager Fees to Gladstone Securities in connection with sales of the Series B Preferred Stock of approximately $1.8 million and $5.1 million, respectively, of which approximately $1.7 million and $4.8 million, respectively, were then remitted by Gladstone Securities to unrelated third-parties involved in the offering, including participating broker-dealers and wholesalers. During the three and nine months ended September 30, 2018, we paid total Selling Commissions and Dealer-Manager Fees to Gladstone Securities of approximately $890,000 and $940,000, respectively, of which approximately $843,000 and $890,000, respectively, was remitted to unrelated third-parties involved in the offering. Through September 30, 2019, approximately 93.9% of the total Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities have been remitted to unrelated third-parties involved in the offering.
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
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018		2019	2018
Base management fee(1)(2)	$862	$690	(3)	$2,741	$2,102	(3)
Capital gains fee(1)(2)	—	778		—	778
Credits from non-contractual, unconditional, and irrevocable waiver granted by Adviser’s board of directors(2)	—	(796)		(1,542)	(970)
Total fees to our Adviser, net	$862	$672		$1,199	$1,910

Administration fee(1)(2)	$311	$387	(4)	$866	$935	(4)

Selling Commissions and Dealer-Manager Fees(1)(5)	$1,657	$890		$4,781	$940
Financing fees(1)(6)	160	57		188	59
Total fees to Gladstone Securities	$1,817	$947		$4,969	$999

(1)	Pursuant to the agreements with the respective related-party entities, as discussed above.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

(3)
Includes the allocation of approximately $15,000 and $176,000 of the total accumulated costs incurred by our Adviser as a result of the crops harvested and sold on the farm operated by Land Advisers during the three and nine months ended September 30, 2018, respectively, as further described above under “TRS Expense Sharing Agreement.”

(4)
Includes the portion of administration fee that was allocated to Land Advisers (approximately $18,000 and $48,000 for the three and nine months ended September 30, 2018, respectively), as further described above under “TRS Administration Fee Allocation.”

(5)
Included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets. Through September 30, 2019, Gladstone Securities has remitted approximately 93.9% of these fees to unrelated third-parties involved in the offering (including participating broker-dealers and wholesalers).

(6)
Included within Notes and bonds payable, net on the Condensed Consolidated Balance Sheets and amortized into Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income. Through September 30, 2019, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured during since the Financing Arrangement Agreement has been in place.

Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of September 30, 2019, and December 31, 2018, were as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Due from Gladstone Securities(1)	$38	$20

Base management fee	862	736
Capital gains fee(2)	—	(150)
Credits to fees(3)	—	(44)
Other(4)	21	63
Total due to Adviser	883	605
Administration fee	311	340	(5)
Total due to Administrator	311	340
Total due to related parties(6)	$1,194	$945

(1)
Other amounts due from Gladstone Securities generally represent costs for certain sales, promotional, or marketing services related to the offering of the Series B Preferred Stock paid for by us on behalf of Gladstone Securities. As of September 30, 2019 and December 31, 2018, such amounts are included within Other assets, net on our accompanying Condensed Consolidated Balance Sheets.

(2)
The credit to the capital gains fee as of December 31, 2018, was a result of capital losses recorded in connection with dispositions of certain real estate assets during year ended December 31, 2018, which resulted in a reduction of the capital gains fee accrued for earlier in fiscal year 2018.

(3)
The credits received from our Adviser during the three months ended September 30, 2019, and December 31, 2018, were granted as non-contractual, unconditional, and irrevocable waivers to be applied as credits against the base management fee.

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
NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms, which are summarized in the table below (dollars in thousands):

Farm Location	Farm Gross Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of September 30, 2019
Salinas, CA	324	$100		Q4 2019	$—
Ventura, CA	413	1,000		Q1 2020	100
Santa Barbara, CA	361	4,000	(2)	Q1 2020	1,725
Madera, CA	928	500	(2)	Q2 2020	176
Columbia, OR	200	1,800	(2)	Q4 2020	1,023
Hillsborough, FL	55	2,250	(2)	Q2 2021	—
Collier & Hendry, FL	5,630	2,000	(2)	Q2 2025	—

(1)	Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.

(2)	Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.

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
As of September 30, 2019, we had recorded the following as a result of these operating ground leases (dollars in thousands, except for footnotes):

Operating lease right-of-use assets(1)	$188
Operating lease liabilities(2)	$171

Weighted-average remaining lease term (years)	4.8
Weighted-average discount rate	4.20%

(1)	Operating lease right-of-use assets are shown net of accrued lease payments of approximately $17,000 and are included within Other assets, net on the accompanying Condensed Consolidated Balance Sheet.

(2)	Included within Other liabilities, net on the accompanying Condensed Consolidated Balance Sheet.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income) of approximately $12,000 and $39,000 during the three and nine months ended September 30, 2019, respectively, and approximately $12,000 and $36,000 during the three and nine months ended September 30, 2018, respectively. Future lease payments due under the remaining non-cancelable terms of these leases as of September 30, 2019, and December 31, 2018, are as follows (dollars in thousands):

	Future Lease Payments(1)
Period	September 30, 2019	December 31, 2018
2019	$—	$47
2020	47	47
2021	47	47
2022	30	30
2023	30	30
Thereafter	31	31
Total undiscounted lease payments	185	232
Less: imputed interest	(14)	—
Present value of lease payments	$171	$232

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
Stockholders’ Equity

As of September 30, 2019, there were 6,500,000 shares of Series B Preferred Stock (as defined below), par value $0.001 per share, authorized, with 3,465,527 shares issued and outstanding worth an aggregate liquidation value of approximately $86.6 million; and 91,500,000 shares of common stock, par value $0.001 per share, authorized, with 20,888,075 shares issued and outstanding. As of December 31, 2018, there were 6,500,000 shares of Series B Preferred Stock (as defined below), par value $0.001 per share, authorized, with 1,144,393 shares issued and outstanding worth an aggregate liquidation value of approximately $28.6 million; and 91,500,000 shares of common stock, par value $0.001 per share, authorized, with 17,891,340 shares issued and outstanding.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of September 30, 2019, and December 31, 2018, we owned approximately 98.6% and 96.9%, respectively, of the outstanding OP Units.
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
The following table provides information related to OP Units tendered for redemption during 2019:

Fiscal Year	OP Units Tendered for Redemption	Shares of Common Stock Issued	OP Units Redeemed with Cash	Aggregate Cash Payment	Aggregate Cash Paid per OP Unit
Three months ended September 30, 2019	0	0	0	$—	$—
Nine months ended September 30, 2019	570,879	570,879	0	—	—
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
As of September 30, 2019, and December 31, 2018, there were 288,303 and 570,879 OP Units held by non-controlling limited partners outstanding, respectively.
Registration Statement
On March 30, 2017, we filed a universal registration statement on Form S-3 (File No. 333-217042) with the SEC (the “2017 Registration Statement”) to replace our previous registration statement, which expired on April 1, 2017. The 2017 Registration Statement, which was declared effective by the SEC on April 12, 2017, permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through September 30, 2019, we have issued a total of 7,821,886 shares of common stock (excluding 1,215,565 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $96.1 million, and 3,475,047 shares of Series B Preferred Stock (as defined below) for gross proceeds of approximately $85.6 million under the 2017 Registration Statement.
2019 Equity Issuances
Series B Preferred Stock
On May 31, 2018, we filed a prospectus supplement with the SEC for a continuous public offering of up to 6,000,000 shares of our newly-designated 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million and expected net proceeds, after deducting Selling Commissions, Dealer-Manager Fees, and estimated expenses of the offering payable by us, of up to approximately $131.3 million, assuming all shares of the Series B Preferred Stock are sold in the offering. The Series B Preferred Stock is being offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, the dealer-manager for the offering. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” for a discussion of the fees and commissions to be paid to Gladstone Securities in connection with the offering of the Series B Preferred Stock.
The following table provides information on sales of the Series B Preferred Stock that occurred during the three and nine months ended September 30, 2019 (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold	Weighted-average Offering Price per Share	Gross Proceeds	Net Proceeds(1)
Three months ended September 30, 2019	831,579	$24.64	$20,487	$18,711
Nine months ended September 30, 2019	2,330,654	24.68	57,529	52,440

(1)	Net of selling commissions and dealer-manager fees borne by us.
In addition, during the three and nine months ended September 30, 2019, 2,120 and 9,520 shares, respectively, of the Series B Preferred Stock were tendered for redemption at a cash redemption price of $22.50 per share. As a result, we paid total redemption costs of approximately $48,000 and $214,000, respectively to redeem and retire these shares.
As of September 30, 2019, excluding Selling Commissions and Dealer-Manager Fees, we have incurred approximately $1.2 million of total costs related to this offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets) and are applied against the gross proceeds received from the offering through additional paid-in capital as shares of the Series B Preferred Stock are sold. See Note 11, “Subsequent Events—Equity Activity—Series B Preferred Stock,” for sales of Series B Preferred Stock completed subsequent to September 30, 2019.
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
Common Stock
Secondary Offering
In June 2019, we completed a public offering of 2,000,000 shares of our common stock at a public offering price of $11.73 per share, resulting in gross proceeds of approximately $23.5 million and net proceeds (after deducting underwriting discounts and direct offering expenses borne by us) of approximately $22.3 million. In July 2019, the underwriters exercised a portion of the over-allotment option in connection with the offering, and, as a result, we issued an additional 277,297 shares of our common stock, resulting in gross proceeds of approximately $3.3 million and net proceeds (after deducting underwriting discounts and direct offering expenses borne by us) of approximately $3.1 million.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). The following table provides information on shares of common stock sold under the ATM Program during 2019 (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Three months ended September 30, 2019	78,008	$12.01	$937	$923
Nine months ended September 30, 2019	148,559	12.32	1,830	1,802

(1)	Net of underwriting commissions and discounts.
Through September 30, 2019, we have issued and sold a total of 1,744,150 shares of our common stock under the ATM Program at an average sales price of $12.82 per share for gross proceeds of approximately $22.4 million and net proceeds of approximately $22.0 million.
Distributions

The per-share distributions to preferred and common stockholders declared by our Board of Directors and paid by us (except as noted) during the three and nine months ended September 30, 2019 and 2018 are reflected in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Issuance	2019	2018	2019	2018
Series A Term Preferred Stock(1)	$0.3984375	$0.3984375	$1.1953125	$1.1953125
Series B Preferred Stock(2)	0.375	0.375	1.125	0.500
Common Stock(3)	0.13365	0.13305	0.40050	0.39870

(1)	Treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

(2)
Of the dividends declared on the Series B Preferred Stock by our Board of Directors on July 9, 2019, approximately $433,000 was paid (as scheduled) by us on October 3, 2019. The resulting dividend payable is included within Accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2019.

(3)	The same amounts were paid as distributions on each OP Unit held by non-controlling limited partners.
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenues for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands, except for footnotes):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed lease payments(1)	$10,131	$7,124	$26,236	$20,427
Variable lease payments(2)	881	891	967	917
Lease revenues, net(3)	$11,012	$8,015	$27,203	$21,344

(1)
Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.

(2)
Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three and nine months ended September 30, 2019, we recorded participation rents of approximately $848,000 and $875,000, respectively, and reimbursements of certain property operating expenses by tenants of approximately $33,000 and $93,000, respectively. During the three and nine months ended September 30, 2018, we recorded participation rents of approximately $889,000 and $906,000, respectively, and reimbursements of certain property operating expenses by tenants of approximately $2,000 and $11,000, respectively.

(3)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. (LOSS) EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three and nine months ended September 30, 2019 and 2018, computed using the weighted average number of shares outstanding during the respective periods. Net (loss) earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling limited partners’ share of earnings would also be added back to net (loss) earnings.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per-share amounts)
Net (loss) earnings attributable to common stockholders	$(644)	$5,593	$(1,860)	$3,551
Weighted average shares of common shares outstanding – basic and diluted	20,763,615	16,057,957	19,154,744	15,181,760
(Loss) earnings per common share – basic and diluted	$(0.03)	$0.35	$(0.10)	$0.23
The weighted-average number of OP Units held by non-controlling limited partners was 222,495 and 217,857 for the three and nine months ended September 30, 2019, respectively, and 683,527 and 857,041 for the three and nine months ended September 30, 2018, respectively.
NOTE 11. SUBSEQUENT EVENTS

Acquisition Activity
Subsequent to September 30, 2019, through the date of this filing, we have acquired six farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Highway 17(3)	Hayes, NE	10/7/2019	2,561	3	Corn, soybeans, & edible beans	0.2 years	None	$9,690	$39	$489
Indian Highway(4)	Hayes & Hitchcock, NE	10/7/2019	1,289	2	Corn, soybeans, & edible beans	0.3 years	None	5,000	39	788
Sutter Avenue II	Fresno, CA	11/1/2019	1,098	1	Pistachios	8.0 years	2 (5 Years)	37,000	68	2,365
			4,948	6				$51,690	$146	$3,642

(1)	Acquisitions will be accounted for as asset acquisitions in accordance with ASC 360. The figures above represent only costs paid or accrued for as of the date of this filing.

(2)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable lease, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(3)
In connection with the acquisition of this property, we executed a 10-year, follow-on lease with a new, unrelated third-party tenant that will commence upon the expiration of the 3-month lease executed on the date of acquisition. The follow-on lease provides for minimum annualized straight-line rents of approximately $630,000, plus a participation rent component based on the gross revenues earned on the farm. In addition, the farm is expected to be converted to organic farmland by 2021.

(4)
In connection with this acquisition, we executed a 4-month leaseback agreement with the seller that provides for a fixed rental payment of $250,000. In addition, we also executed a 10-year, follow-on lease with a new tenant that will commence upon the expiration of the 4-month leaseback agreement. The follow-on lease provides for minimum annualized straight-line rents of approximately $372,000, plus a participation rent component based on the gross revenues earned on the farm. In addition, the farm is expected to be converted to organic farmland by 2021.

Leasing Activity
The following table summarizes certain leasing activity that occurred on our existing properties subsequent to September 30, 2019, through the date of this filing (dollars in thousands, except footnotes):

			PRIOR LEASES			NEW LEASES
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(1)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)(2)	Total Annualized Straight-line Rent(1)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)(2)
AZ, CA, FL	5	5,177	$5,104	None	1 / 4	$5,850	7.0	None	0 / 5

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

Subsequent to the quarter ended September 30, 2019, we replaced 17 irrigation pivots on one of our properties in Colorado at a total cost of approximately $1.1 million. Pursuant to a lease amendment executed subsequent to the three months ended September 30, 2019, in connection with this project, we will earn additional straight-line rental income of approximately $80,000 per year throughout the remaining term of the lease, which expires on February 28, 2021.
Financing Activity
Debt Activity
Subsequent to September 30, 2019, through the date of this filing, we have secured the following new financings (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms
Rabo AgriFinance, LLC	10/16/2019	$5,739	10/1/2029	25.0 years	1-Month LIBOR + 1.75%(1)
Rabo AgriFinance, LLC	10/16/2019	3,045	10/1/2029	25.0 years	1-Month LIBOR + 1.75%(1)
Diversified Financial Services, LLC	10/17/2019	976	10/17/2026	7.0 years	4.75%, fixed throughout its term
Metropolitan Life Insurance Company(2)	11/1/2019	25,500	1/5/2029	28.6 years	3.81%, fixed through January 4, 2027 (variable thereafter)

(1)	In connection with each of these loans, we entered into interest rate swap agreements in which we will pay a fixed interest rate to our counterparty of 3.67% through October 1, 2029.

(2)	Loan was issued under the MetLife Credit Facility, as defined in Note 4, “Borrowings,” in these notes to our condensed consolidated financial statements.

Gladstone Securities earned total financing fees of approximately $47,000 in connection with securing the above financings.
Equity Activity
The following table provides information on equity sales that have occurred subsequent to September 30, 2019 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series B Preferred Stock	244,778	$24.82	$6,076	$5,508
Common Stock – ATM Program	48,583	12.01	583	574

(1)	Net of Selling Commissions and Dealer-Manager Fees or underwriting commissions and discounts (in each case, as applicable)
In addition, subsequent to September 30, 2019, 400 shares of the Series B Preferred Stock were tendered for redemption at a cash redemption price of $22.50 per share. As a result, we paid a total redemption cost of $9,000 to redeem and retire these shares.
Distributions
On October 8, 2019, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series A Term Preferred Stock:	October 22, 2019	October 31, 2019	$0.1328125
	November 19, 2019	November 29, 2019	0.1328125
	December 19, 2019	December 31, 2019	0.1328125
Total Series A Term Preferred Stock Distributions:			$0.3984375

Series B Preferred Stock:	October 23, 2019	October 31, 2019	$0.125
	November 27, 2019	December 5, 2019	0.125
	December 26, 2019	January 3, 2020	0.125
Total Series B Preferred Stock Distributions:			$0.375

Common Stock:	October 22, 2019	October 31, 2019	$0.04460
	November 19, 2019	November 29, 2019	0.04460
	December 19, 2019	December 31, 2019	0.04460
Total Common Stock Distributions:			$0.13380
The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling limited partners as of the above record dates.

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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 103 farms comprised of 86,534 acres located across 10 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
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
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 103 farms leased to 74 different, unrelated third-party tenants. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also diversified our portfolio into farmland suitable for other crop types, including permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes) and, to a lesser extent, certain commodity crops (e.g., beans and corn). The following table summarizes the different geographic locations (by state) of our farms owned and with leases in place as of and for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	As of and For the nine months ended September 30, 2019					As of and For the nine months ended September 30, 2018
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	41	13,731	16.8%	$13,872	51.0%	31	8,435	12.4%	$9,887	46.3%
Florida	23	20,770	25.5%	7,785	28.6%	22	17,184	25.3%	5,790	27.1%
Colorado	10	31,448	38.5%	2,126	7.8%	10	31,448	46.4%	2,057	9.7%
Arizona	6	6,280	7.7%	1,609	5.9%	6	6,280	9.3%	1,429	6.7%
Michigan	7	962	1.2%	394	1.4%	5	446	0.7%	270	1.3%
Texas	1	3,667	4.5%	386	1.4%	—	—	—%	—	—%
Washington	1	746	0.9%	383	1.4%	1	746	1.1%	596	2.8%
Oregon	3	418	0.5%	264	1.0%	3	418	0.6%	765	3.6%
North Carolina	2	310	0.4%	259	1.0%	2	310	0.4%	115	0.5%
Nebraska	3	3,254	4.0%	125	0.5%	2	2,559	3.8%	435	2.0%
TOTALS	97	81,586	100.0%	$27,203	100.0%	82	67,826	100.0%	$21,344	100.0%

(1)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.

Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 5 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 78 of our farms are leased on a pure, triple-net basis, 21 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), and 4 farms leased on a gross basis (with the landlord responsible for the related property taxes, insurance, and maintenance on the property). Additionally, 30 of our farms are leased under agreements that include a participation rent component based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often short-term in nature, so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of September 30, 2019 (dollars in thousands):

Year	Number of Expiring Leases		Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Nine Months Ended September 30, 2019	% of Total Lease Revenues
2019	2		4,906	6.0%	$539	2.0%
2020	13	(1)	32,684	40.1%	5,463	20.1%
2021	11	(2)	8,921	10.9%	1,907	7.0%
2022	4		330	0.4%	701	2.6%
2023	7		6,032	7.4%	3,533	13.0%
Thereafter	34		28,706	35.2%	14,967	55.0%
Other(3)	7		7	—%	93	0.3%
Totals	78		81,586	100.0%	$27,203	100.0%

(1)
Subsequent to September 30, 2019, two leases originally scheduled to expire during 2020 were extended through 2025 and 2028, respectively. Collectively, these two leases accounted for approximately 46.4% of the total lease revenues derived from 2020 lease expirations in the table above. See Note 11, “Subsequent Events—Leasing Activity,” within the notes to our accompanying condensed consolidated financial statements for additional information on these and other lease extensions.

(2)
Subsequent to September 30, 2019, one lease originally scheduled to expire during 2021 was extended through 2029 and 2028, respectively. See Note 11, “Subsequent Events—Leasing Activity,” within the notes to our accompanying condensed consolidated financial statements for additional information on this and other lease extensions.

(3)	Consists of ancillary leases (e.g., oil, gas, and mineral leases, telecommunications leases, etc.) with varying expirations on certain of our farms.

We currently have five agricultural leases scheduled to expire within the next six months, and we have several other agricultural leases scheduled to expire during the second half of 2020. We are currently in discussions with the existing tenants on all of these farms, as well as other potential tenants, and we anticipate being able to renew each of the leases at their respective current market rental rates without incurring any downtime on any of the farms. We currently anticipate the lease renewals on those particular farms subject to agricultural leases scheduled to expire within the next six months to be at rental rates that are more or less equal to that of the respective current leases. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since July 1, 2019, through the date of this filing, we have acquired 11 farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
San Juan Grade Road(3)	Monterey, CA	7/11/2019	324	1	Strawberries & vegetables	0.3 years	None	$9,000	$60	$632
West Citrus Boulevard(4)	Martin, FL	7/22/2019	3,586	1	Water retention	8.4 years	2 (10 years)	57,790	503	3,696
Sutter Avenue I(5)(6)	Fresno, CA	8/16/2019	1,011	1	Pistachios	8.2 years	2 (5 years)	33,000	139	2,106
Las Posas Road(7)	Ventura, CA	8/28/2019	413	1	Sod & Vegetables	3.3 years	1 (2 years)	21,320	67	1,283
Withers Road(8)	Napa, CA	8/29/2019	366	1	Wine Grapes	10.3 years	2 (10 years)	32,000	77	2,256
Highway 17(9)	Hayes, NE	10/7/2019	2,561	3	Corn, soybeans, & edible beans	0.2 years	None	9,690	39	489
Indian Highway(10)	Hayes & Hitchcock, NE	10/7/2019	1,289	2	Corn, soybeans, & edible beans	0.3 years	None	5,000	39	788
Sutter Avenue II	Fresno, CA	11/1/2019	1,098	1	Pistachios	8.0 years	2 (5 Years)	37,000	68	2,365
			10,648	11				$204,800	$992	$13,615

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

(3)
In connection with the acquisition of this property, we executed a 6-year, follow-on lease with a new tenant that will commence upon the expiration of the 4-month lease executed on the date of acquisition. The follow-on lease includes one, 4-year extension option and provides for minimum annualized straight-line rents of approximately $606,000.

(4)	As partial consideration for the acquisition of this property, we issued 288,303 OP Units, constituting an aggregate fair value of approximately $3.3 million as of the acquisition date.

(5)	Lease provides for a participation rent component based on the gross crop revenues earned on the farm. The rent figure above represents only the minimum cash guaranteed under the lease.

(6)
In connection with the acquisition of this property, we also acquired an ownership in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to this and other neighboring properties. Our acquired ownership equated to an 11.75% interest in the LLC and was valued at approximately $280,000 at the time of acquisition and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets. As our investment in the LLC is deemed to constitute “significant influence,” we have accounted for this investment under the equity method. From the commencement of our ownership in the LLC through September 30, 2019, there was no material income or loss recognized by the LLC; thus, no net income or loss was recorded by us during the three months ended September 30, 2019.

(7)
In connection with this acquisition, we executed two separate lease agreements with two different, unrelated third-party tenants. The lease term of 3.3 years represents the weighted-average lease term of the two leases. In addition, pursuant to one of these lease agreements, we committed to provide up to $1.0 million for certain irrigation improvements on the property.

(8)
In connection with the acquisition of this property, we committed to provide up to approximately $4.0 million as additional compensation, contingent upon the County of Napa approving the planting of additional vineyards on up to 47 acres of the property by February 25, 2020. We are currently unable to estimate when this approval will be obtained, if at all. If approval is obtained, we have also committed to contribute up to $40,000 per approved acre for the development of such vineyards. As provided for in the lease, we will earn additional rent on all of the aforementioned costs, if any, incurred by us.

(9)
In connection with the acquisition of this property, we executed a 10-year, follow-on lease with a new, unrelated third-party tenant that will commence upon the expiration of the 3-month lease executed on the date of acquisition. The follow-on lease provides for minimum annualized straight-line rents of approximately $630,000, plus a participation rent component based on the gross revenues earned on the farm. In addition, the farm is expected to be converted to organic farmland by 2021.

(10)
In connection with this acquisition, we executed a 4-month leaseback agreement with the seller that provides for a fixed rental payment of $250,000. In addition, we also executed a 10-year, follow-on lease with a new tenant that will commence upon the expiration of the 4-month leaseback agreement. The follow-on lease provides for minimum annualized straight-line rents of approximately $372,000, plus a participation rent component based on the gross revenues earned on the farm. In addition, the farm is expected to be converted to organic farmland by 2021.

Existing Properties
Leasing Activity
The following table summarizes the leasing activity that has occurred on our existing properties since July 1, 2019, through the date of this filing (dollars in thousands, except footnotes):

			PRIOR LEASES			NEW LEASES
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(1)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)(2)	Total Annualized Straight-line Rent(1)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)(2)
AZ, CA, FL	6	5,724	$5,246	None	1 / 5	$6,006	7.0	None	0 / 6

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

Financing Activity
Debt Activity

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms(1)
Rabo AgriFinance, LLC	7/10/2019	$5,514	6/1/2029	25.0 years	1-Month LIBOR + 1.75%(2)
GreenStone Farm Credit Services	7/11/2019	1,609	8/1/2044	25.0 years	5.00%, fixed through June 30, 2029 (variable thereafter)
GreenStone Farm Credit Services	7/11/2019	3,060	8/1/2044	25.0 years	5.00%, fixed through June 30, 2029 (variable thereafter)
Farm Credit West, FLCA	7/11/2019	5,400	5/1/2044	24.5 years	4.24%, fixed through July 31, 2026 (variable thereafter)
Farm Credit of Central Florida, ACA	7/22/2019	31,850	7/1/2027	25.2 years	5.05%, fixed throughout term
Farm Credit of Central Florida, ACA	7/22/2019	5,850	7/1/2027	None (interest only)	5.05%, fixed throughout term
Metropolitan Life Insurance Company(3)	8/16/2019	16,500	1/5/2029	28.6 years	3.70%, fixed through January 4, 2027 (variable thereafter)
Farm Credit West, FLCA	8/28/2019	12,792	5/1/2044	24.5 years	3.84%, fixed through August 31, 2026 (variable thereafter)(4)
American AgCredit, ACA	8/29/2019	19,254	10/1/2039	20.0 years	3.84%, fixed through August 31, 2029 (variable thereafter)
Rabo Agrifinance, LLC	10/16/2019	5,739	10/1/2029	25.0 years	1-Month LIBOR + 1.75%(5)
Rabo Agrifinance, LLC	10/16/2019	3,045	10/1/2029	25.0 years	1-Month LIBOR + 1.75%(5)
Diversified Financial Services, LLC	10/17/2019	976	10/17/2026	7.0 years	4.75%, fixed throughout term
Metropolitan Life Insurance Company(3)	11/1/2019	25,500	1/5/2029	28.6 years	3.81%, fixed through January 4, 2027 (variable thereafter)

(1)	Stated rate is before refunded interest, or interest patronage (as described further in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements).

(2)	In connection with this loan, we entered into an interest rate swap agreement in which we agreed to pay a fixed interest rate to our counterparty of 4.04% through June 1, 2029.

(3)	Loans were issued under the MetLife Credit Facility, as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements.

(4)	Loan originally issued as a variable-rate loan and was converted to a fixed-rate loan effective September 1, 2019.

(5)	In connection with each of these loans, we entered into interest rate swap agreements in which we will pay a fixed interest rate to our counterparty of 3.67% through October 1, 2029.
Equity Activity
Series B Preferred Stock
On May 31, 2018, we filed a prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) for a continuous public offering of up to 6,000,000 shares of our newly-designated 6.00% Series B Cumulative Redeemable

Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million and expected net proceeds (after deducting dealer-manager fees, selling commissions, and estimated expenses of the offering payable by us) of up to approximately $131.3 million, assuming all shares of the Series B Preferred Stock are sold in the offering. The Series B Preferred Stock is being offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, LLC (“Gladstone Securities”), our dealer-manager for the offering. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” within the accompanying notes to our condensed consolidated financial statements for more details on the Dealer-Manager Agreement.
The following table summarizes the sales of our Series B Preferred Stock that occurred since July 1, 2019, through the date of this filing (dollars in thousands, except per-share amounts and footnotes):

Number of Shares Sold	No. Of Shares	Gross Proceeds	Net Proceeds(1)
1,076,357	$24.68	$26,563	$24,218

(1)
Net of selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $2.3 million (of which approximately $2.2 million was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers).

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
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). The following table summarizes the activity under the ATM Program from July 1, 2019, through the date of this filing (dollars in thousands):

Number of Shares Sold	No. Of Shares	Gross Proceeds	Net Proceeds(1)
126,591	$12.01	$1,520	$1,497

(1)	Net of underwriter commissions and discounts.
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
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator (both affiliates of ours), which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. The investment advisory agreement with our Adviser, as amended from time to time, and the administration agreement with our

Administrator (the “Administration Agreement”) each became effective February 1, 2013. The advisory agreement with our Adviser that was in effect through June 30, 2019 (the “Prior Advisory Agreement”), was amended on July 9, 2019 (as amended, the “Amended Advisory Agreement”), and was approved unanimously by our board of directors, including our independent directors.
A summary of the Prior Advisory Agreement is provided in Note 6 to our consolidated financial statements included in our Form 10-K, and a summary of the compensation terms for each of the Amended Advisory Agreement and the Administration Agreement is provided in Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements.
The Amended Advisory Agreement was revised to exclude preferred equity from both the base management fee and incentive fee calculations, effective beginning with the fee calculations for the three months ended September 30, 2019. We expect this amendment to result in a decrease to our gross base management fee, as the previous base management fee calculation also calculated a fee on preferred equity securities that were not treated as a liability for GAAP purposes, whereas all preferred equity securities (including those treated as temporary or permanent equity for GAAP purposes) will be excluded from the calculation of the base management fee under the Amended Advisory Agreement. In addition, we expect that the potential for our Adviser to earn an incentive fee will be higher in future periods, as an incentive fee was previously earned under the Prior Advisory Agreement when Pre-Incentive Fee FFO (as defined in the Prior Advisory Agreement) exceeded a certain hurdle rate of total equity (as reported on our balance sheet), whereas, under the Amended Advisory Agreement, Pre-Incentive Fee FFO (as defined in the Amended Advisory Agreement) will be compared against total common equity (including common OP Units owned by non-controlling OP Unitholders, but excluding all preferred equity securities).
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2019.
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
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:

•	With regard to the comparison between the three months ended September 30, 2019 versus 2018:

◦	Same-property basis represents farms owned as of June 30, 2018, and were not vacant at any point during either period presented;

◦
Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to June 30, 2018. From July 1, 2018, through September 30, 2019, we acquired 16 new farms and disposed of one farm; and

◦
Vacant or self-operated properties represent farms that were either vacant (either wholly or partially) at any point during either period presented or operated by a wholly-owned subsidiary of ours (in which case no rental revenue would have been recognized on our consolidated statements of operations). During the three months ended September 30, 2018, we had one farm that was mostly vacant, and one of our farms was leased to Land Advisers during a portion of the period (as revenue from rents owed to us by Land Advisers was eliminated upon consolidation).

•	With regard to the comparison between the nine months ended September 30, 2019 versus 2018:

◦	Same-property basis represents properties owned as of December 31, 2017, and were not vacant at any point during either period presented;

◦
Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2017. From January 1, 2018, through September 30, 2019, we acquired 18 new farms (including one farm that we acquired without a lease in place and was mostly vacant during a majority of the nine months ended September 30, 2018) and disposed of one farm; and

◦
Vacant or self-operated properties represent farms that were either vacant (either wholly or partially) at any point during either period presented or operated by a wholly-owned subsidiary of ours. We had two farms that were vacant for a portion of the nine months ended September 30, 2019, and one of our farms was leased to Land Advisers during a portion of the nine months ended September 30, 2018.

A comparison of our operating results for the three and nine months ended September 30, 2019 and 2018 is below (dollars in thousands):

	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$10,131	$7,124	$3,007	42.2%
Variable lease payments - participation rents	848	889	(41)	(4.6)%
Variable lease payments - tenant reimbursements	33	2	31	1,550.0%
Total lease revenues	11,012	8,015	2,997	37.4%
Other operating revenues	—	2	(2)	NM
Total operating revenues	11,012	8,017	2,995	37.4%
Operating expenses:
Depreciation and amortization	3,419	2,374	1,045	44.0%
Property operating expenses	536	621	(85)	(13.7)%
Base management and capital gains fees, net of credits	862	672	190	28.3%
Administration fee	311	387	(76)	(19.6)%
General and administrative expenses	447	443	4	0.9%
Other operating expenses	—	175	(175)	NM
Total operating expenses, net of credits	5,575	4,672	903	19.3%
Operating income	5,437	3,345	2,092	62.5%
Other income (expense):
Other income	62	1	61	6,100.0%
Interest expense	(4,401)	(3,082)	(1,319)	42.8%
Dividends declared on Series A Term Preferred Stock	(458)	(458)	—	—%
(Loss) gain on dispositions of real estate assets, net	(134)	6,247	(6,381)	NM
Property and casualty recovery, net	17	—	17	NM
Loss on write-down of inventory	—	(33)	33	NM
Total other (expense) income, net	(4,914)	2,675	(7,589)	NM
Net income	523	6,020	(5,497)	(91.3)%
Net income attributable to non-controlling interests	(6)	(337)	331	(98.2)%
Net income attributable to the Company	517	5,683	(5,166)	(90.9)%
Dividends declared on Series B Preferred Stock	(1,161)	(90)	(1,071)	1,190.0%
Net (loss) income attributable to common stockholders	$(644)	$5,593	$(6,237)	NM
NM = Not Meaningful

	For the Nine Months Ended September 30, 2019
	2019	2018	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$26,236	$20,427	$5,809	28.4%
Variable lease payments - participation rents	874	906	(32)	(3.5)%
Variable lease payments - tenant reimbursements	93	11	82	745.5%
Total lease revenues	27,203	21,344	5,859	27.5%
Other operating revenues	—	7,313	(7,313)	NM
Total operating revenues	27,203	28,657	(1,454)	(5.1)%
Operating expenses:
Depreciation and amortization	8,952	6,805	2,147	31.6%
Property operating expenses	1,939	1,381	558	40.4%
Base management and capital gains fees, net of credits	1,199	1,910	(711)	(37.2)%
Administration fee	866	935	(69)	(7.4)%
General and administrative expenses	1,465	1,350	115	8.5%
Other operating expenses	—	7,673	(7,673)	NM
Total operating expenses, net of credits	14,421	20,054	(5,633)	(28.1)%
Operating income	12,782	8,603	4,179	48.6%
Other income (expense):
Other income	937	324	613	189.2%
Interest expense	(11,396)	(8,728)	(2,668)	30.6%
Dividends declared on Series A Term Preferred Stock	(1,375)	(1,375)	—	—%
(Loss) gain on dispositions of real estate assets, net	(154)	6,247	(6,401)	NM
Property and casualty recovery (loss), net	10	(129)	139	NM
Loss on write-down of inventory	—	(1,093)	1,093	NM
Total other expense, net	(11,978)	(4,754)	(7,224)	152.0%
Net income	804	3,849	(3,045)	(79.1)%
Net income attributable to non-controlling interests	(9)	(206)	197	(95.6)%
Net income attributable to the Company	795	3,643	(2,848)	(78.2)%
Dividends declared on Series B Preferred Stock	(2,655)	(92)	(2,563)	2,785.9%
Net (loss) income attributable to common stockholders	$(1,860)	$3,551	$(5,411)	NM
NM = Not Meaningful
Operating Revenues
Lease Revenues
The following table provides a summary of our lease revenues during the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Same-property basis – fixed rents	$6,542	$6,488	$54	0.8%	$19,103	$18,888	$215	1.1%
Same-property basis – participation rents	381	889	(508)	(57.1)%	407	906	(499)	(55.1)%
Properties acquired or disposed of – fixed rents	3,375	528	2,847	539.2%	6,356	1,004	5,352	533.1%
Properties acquired or disposed of – participation rents	467	—	467	—%	467	—	467	—%
Vacant or self-operated properties	214	108	106	98.1%	777	535	242	45.2%
Tenant reimbursements(1)	33	2	31	1,550.0%	93	11	82	745.5%
Total lease revenues	$11,012	$8,015	$2,997	37.4%	$27,203	$21,344	$5,859	27.5%

(1)
Tenant reimbursements represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Corresponding amounts were also recorded as property operating expenses during the respective periods.

Same-property Basis – 2019 compared to 2018
Lease revenues from fixed lease payments increased for each of the three- and nine-month periods ended September 30, 2019, primarily due to recent renewals of certain leases at higher rental rates, as well as additional rents earned on recent capital improvements completed on certain of our farms. These increases were partially offset by the renewals of certain other leases, in which we decreased the fixed base rent component in exchange for adding in a participation rent component to the lease structure.
Lease revenues from participation rents decreased for each of the three- and nine-month periods ended September 30, 2019, primarily due to the timing of when certain information (including harvest and crop sale figures) is made available to us. During the three and nine months ended September 30, 2019, we recorded participation rents from three and five farms, respectively, as compared to six and eight farms during the respective prior-year periods. We currently expect to recognize participation rents on the remaining farms with a participation rent component during the three months ending December 31, 2019.
Other – 2019 compared to 2018
Lease revenues from both fixed rents and participation rents increased for each of the three- and nine-month periods, primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2017, partially offset by the loss of revenue from a farm that was sold in July 2018.
Lease revenues from vacant or self-operated properties increased for each of the three- and nine-month periods, primarily due to the revenues earned during 2019 on farms that were either vacant or operated by Land Advisers during a portion of 2018. For the nine months ended September 30, 2019, this increase was partially offset by lost revenues from two farms that were vacant for a portion of the current-year period.
The increase in tenant reimbursements for the three and nine months ended September 30, 2019, as compared to the respective prior-year periods, was due to additional contractual reimbursements of property taxes on certain of our farms.
Other Operating Revenues:
Other operating revenues primarily represent revenue earned from sales of harvested crops on a farm that was operated by Land Advisers from October 17, 2017, until July 31, 2018, at which time the farm was leased to a new, unrelated third-party tenant under a 10-year lease.
Operating Expenses
Depreciation and Amortization
The following table provides a summary of the depreciation and amortization expense recorded during the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Same-property basis	$2,370	$2,238	$132	5.9%	$7,085	$6,476	$609	9.4%
Properties acquired or disposed of	991	78	913	1,170.5%	1,693	157	1,536	978.3%
Vacant or self-operated properties	58	58	—	—%	174	172	2	1.2%
Total depreciation and amortization	$3,419	$2,374	$1,045	44.0%	$8,952	$6,805	$2,147	31.6%
Depreciation and amortization expense on a same-property basis increased for each of the three and nine months ended September 30, 2019, as compared to the respective prior-year periods, primarily as a result of additional depreciation on site improvements completed on certain properties subsequent to December 31, 2017, partially offset by the expiration of certain lease intangible amortization periods subsequent to December 31, 2017. Depreciation and amortization expense on properties acquired or disposed of increased for each of the three and nine months ended September 30, 2019, as compared to the respective prior-year periods, primarily due to the additional depreciation and amortization expense incurred on the new farms acquired subsequent to December 31, 2017. Depreciation and amortization expense from vacant or self-operated properties remained relatively flat for each of the three and nine months ended September 30, 2019, as compared to the respective prior-year periods.
Property-operating Expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. In addition, from approximately July 2018 through June 2019, we incurred additional expenses related to temporary generator rental costs to power newly-drilled wells on one of our properties. During the three months ended September 30, 2019, these wells were connected to permanent power sources, and the generator rentals were no longer needed. The following table provides a summary of the property-operating expenses recorded during the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Same-property basis	$372	$589	$(217)	(36.8)%	$1,613	$1,274	$339	26.6%
Properties acquired or disposed of	61	16	45	281.3%	178	29	149	513.8%
Vacant or self-operated properties	70	14	56	400.0%	55	67	(12)	(17.9)%
Tenant-reimbursed property operating expenses(1)	33	2	31	1,550.0%	93	11	82	745.5%
Total property-operating expenses	$536	$621	$(85)	(13.7)%	$1,939	$1,381	$558	40.4%

(1)
Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Corresponding amounts were also recorded as lease revenues during the respective periods.

Same-property Basis – 2019 compared to 2018
For the three months ended September 30, 2019, property operating expenses on a same-property basis decreased, as compared to the prior-year period, primarily driven by a decrease in costs incurred for the above-referenced generator rentals. For the nine months ended September 30, 2019, property-operating expenses on a same-property basis increased, as compared to the prior-year period, primarily due to an increase in generator rental costs, as well as incurring additional expenses related to obtaining certain permits on one of our California properties.
Other – 2019 compared to 2018
Property operating expenses on properties acquired or disposed of increased for the three and nine months ended September 30, 2019, as compared to the respective prior-year periods, primarily due to additional miscellaneous property-operating expenses incurred on certain of the new farms we acquired subsequent to December 31, 2017. Property operating expenses on vacant or self-operated properties increased for the three months ended September 30, 2019, primarily due to increases in property tax assessments on a farm that was vacant during a portion of 2018. Property operating expenses on vacant or self-operated properties decreased for the nine months ended September 30, 2019, primarily due to the farm that was operated by Land Advisers during a portion of 2018 being leased to an unrelated third-party tenant under a triple-net lease agreement during the entirety of 2019. The increase in tenant-reimbursed property operating expenses for each of the three and nine months ended September 30, 2019, as compared to the respective prior-year periods, was due to additional property taxes paid by us on certain of our properties, for which the tenants are contractually obligated to reimburse us per the respective leases.

Related-Party Fees
The base management and incentive fees due to our Adviser, net of any credits, increased for the three months ended September 30, 2019, primarily due to additional common equity raised, and decreased for the nine months ended September 30, 2019, primarily due to increased fee credits during the current-year period, as compared to the respective prior-year periods.
For the three and nine months ended September 30, 2019, the gross base management fee increased by approximately $172,000 and $639,000, respectively, as compared to the respective prior-year periods, primarily due to additional common equity raised since January 1, 2018, partially offset (for the three months ended September 30, 2019, only) by a change in the calculation of the base management fee pursuant to the Amended Advisory Agreement. From January 1, 2018, through September 30, 2019, we have raised approximately $148.9 million of aggregate net proceeds (net of both direct costs and allocated indirect costs and net of redemptions) through sales of our Series B Preferred Stock, follow-on common stock offerings, and our ATM Program, all of which increased the base on which the base management fee was calculated through June 30, 2019. Effective with the three months ended September 30, 2019, the base management fee calculation was amended to exclude all preferred securities (including our Series B Preferred Stock). See Note 6, “Related-Party Transactions—Our Adviser and Administrator—Amended Advisory Agreement,” in the accompanying notes to our condensed consolidated financial statements for further discussion on the Amended Advisory Agreement. In addition, our Adviser granted us non-contractual, unconditional, and irrevocable waivers to be applied against the base management fee of approximately $0 and $1.5 million during the three and nine months ended September 30, 2019, respectively, and approximately $18,000 and $192,000 during the three and nine months ended September 30, 2018, respectively.
Our Adviser also earned a capital gains fee of approximately $778,000 during the three and nine months ended September 30, 2018, as a result of the gain recognized on the sale of one of our farms in Oregon during the three months ended September 30, 2018. However, during the three months ended September 30, 2018, our Adviser elected to credit the full amount of the capital gains fee back to us via a non-contractual, unconditional, and irrevocable waiver.
The administration fee paid to our Administrator decreased for the each of the three and nine months ended September 30, 2019, as compared to the respective prior-year periods, primarily due to us using a lower share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses remained relatively flat for the three months ended September 30, 2019, and increased for the nine months ended September 30, 2019, as compared to the respective prior-year periods. The increase for the nine months ended September 30, 2019, was primarily driven by higher professional fees (specifically, increased auditing and accounting-related expenses), partially offset by decreases in acquisition-related costs expensed and bad debt expense.
Other operating expenses represent the portion of growing costs, harvesting and selling costs, and certain overhead costs allocated to the costs of crops sold on a farm that was operated by Land Advisers from October 17, 2017, until July 31, 2018. During the three and nine months ended September 30, 2018, we allocated approximately $175,000 and $7.7 million, respectively, of costs to the crops sold during the respective periods (excluding the allocation of fees earned by our Adviser from Land Advisers of approximately $15,000 and $176,000, respectively). Additionally, our Adviser granted Land Advisers a non-contractual, unconditional, and irrevocable waiver of approximately $16,000 and $190,000, respectively, to be applied against a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement. Effective August 1, 2018, the farm was leased to a new, unrelated third-party tenant under a 10-year lease.
Other Income (Expense)
Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments, increased for each of the three and nine months ended September 30, 2019, as compared to the respective prior-year periods. The increase for the three months ended September 30, 2019, was driven by a commission rebate received in connection with a property acquired during the period and, through July 31, 2019, contractual payments received from a potential buyer of one of our farms pursuant to a reinstated sale agreement to keep the purchase option open (which amounts were nonrefundable and were recognized as income upon receipt). This sale agreement was terminated in August 2019. The increase for the nine months ended September 30, 2019, was primarily driven by additional interest patronage received from Farm Credit (due to increased borrowings from Farm Credit). During the nine months ended September 30, 2019, we recorded approximately $700,000 of interest patronage from Farm Credit related to interest accrued during 2018, compared to approximately $323,000 of interest patronage recorded during the prior-year period. The receipt of interest patronage received from Farm Credit during

2019 resulted in a 21.2% decrease (approximately 95 basis points) to our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2018. In addition, during the nine months ended September 30, 2019, we recognized $110,000 of income as a result of accumulated deferred revenue related to a sale agreement for one of our farms that was terminated. Payments received from the potential buyer of the farm were initially deferred and were recognized as income upon termination of the agreement.
Interest expense increased for each of the three and nine months ended September 30, 2019, as compared to the respective prior-year periods, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock) outstanding for the three and nine months ended September 30, 2019, was approximately $420.9 million and $367.7 million, respectively, as compared to approximately $312.5 million and $304.7 million for the respective prior-year periods. Including interest patronage received on certain of our Farm Credit borrowings, the overall effective interest rate charged on our aggregate borrowings (excluding the impact of debt issuance costs) was 4.03% and 3.71% for the three and nine months ended September 30, 2019, respectively, as compared to 3.76% and 3.49% for the respective prior-year periods.
During each of three and nine months ended September 30, 2019, we paid aggregate distributions on our Series A Term Preferred Stock (which distributions are treated similar to interest expense) of approximately $458,000 and $1.4 million, respectively. The same amounts were paid in each of the respective prior-year periods.
During the three and nine months ended September 30, 2019, we recorded a net loss, primarily related to the disposal of certain irrigation improvements on two of our farms. During the three and nine months ended September 30, 2018, we recorded a net capital gain, primarily driven by a sale of one of our farms in Oregon.
The net property and casualty recoveries (losses) recorded during each of the three and nine months ended September 30, 2019, and during the nine months ended September 30, 2018, related to natural disasters that damaged certain irrigation improvements on two of our properties and the insurance recoveries received related to the damaged improvements. During the nine months ended September 30, 2019, we estimated the aggregate carrying value of the damaged improvements to be approximately $74,000. In addition, during the three and nine months ended September 30, 2019, we received insurance recoveries of approximately $17,000 and $84,000, respectively, which resulted in net property and casualty recoveries of approximately $17,000 and $10,000 for the three and nine months ended September 30, 2019, respectively. For the loss incurred during the nine months ended September 30, 2018, we estimated the aggregate carrying value of the damaged improvements to be approximately $129,000, and we recognized the write-down in the carrying value of the assets as a property and casualty loss during the nine months ended September 30, 2018.
The loss on write-down of crop inventory recorded during each of the three and nine months ended September 30, 2018, was the result of unsold crops grown on the farm operated by Land Advisers. Due to certain market conditions during 2018, we were unable to sell all of the crops and therefore assessed their market value to be zero. Accordingly, we wrote down the cost of crop inventory to its estimated market value of zero and recorded a loss during the three and nine months ended September 30, 2018.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the MetLife Facility, as defined below under “—Debt Capital”), and issuances of additional equity securities. Our current available liquidity is approximately $13.4 million, consisting of approximately $3.1 million in cash on hand and, based on the current level of collateral pledged, approximately $10.3 million of availability under the MetLife Facility (subject to compliance with covenants).
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
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related facilities. We continue to actively seek and evaluate acquisitions of additional farms and farm-related facilities that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We have several properties under signed purchase and sale agreements or non-binding letters of intent that we hope to consummate during the remainder 2019 or in early 2020. We also have many other properties that are in various other stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Net change in cash from:
Operating activities	$13,902	$8,044	$5,858	72.8%
Investing activities	(209,950)	(48,592)	(161,358)	332.1%
Financing activities	185,310	40,539	144,771	357.1%
Net change in Cash and cash equivalents	$(10,738)	$(9)	$(10,729)	119,211.1%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased for the nine months ended September 30, 2019, as compared to the prior-year period, primarily due to additional rental payments received from recent acquisitions, partially offset by increased property operating expenses (driven by temporary generator rental costs for newly-drilled wells on one of our properties) incurred during the nine months ended September 30, 2019.
Investing Activities
The increase in cash used in investing activities during the nine months ended September 30, 2019, as compared to the prior-year period, was primarily due to an increase in aggregate cash paid for acquisitions of new farms and capital improvements on existing farms during the nine months ended September 30, 2019, which was approximately $161.0 million more than the prior-year period.
Financing Activities
The increase in cash provided by financing activities during the nine months ended September 30, 2019, as compared to the prior-year period, was primarily due to increases in net borrowings of approximately $101.2 million and net cash proceeds from equity issuances (including the Series B Preferred Stock and common stock) of approximately $47.0 million for the nine months ended September 30, 2019, as compared to that of the prior-year period.
Debt Capital
MetLife
As amended on December 15, 2017, our facility with Metropolitan Life Insurance Company (“MetLife”) consists of a total of $200.0 million of term notes and $75.0 million of revolving equity lines of credit (the “MetLife Facility”). In aggregate, we currently have approximately $163.9 million outstanding under the term notes that bears interest at a blended fixed rate of 3.46% per annum (which rate is fixed until January 5, 2027) and $12.7 million outstanding under the lines of credit that currently bears interest at a weighted-average rate of 4.03% (which rates are variable). While approximately $83.8 million of the full commitment amount under the MetLife Facility remains undrawn (including amortizing principal payments made on the term notes), based on the level of collateral pledged, we currently have approximately $10.3 million of availability under the MetLife Facility. In addition, we are currently in discussions with MetLife to extend the draw period applicable to the term notes under the facility, which is currently scheduled to expire on December 31, 2019, though we cannot guarantee that we will be able to do so on terms favorable to us, or at all.
Farmer Mac
As amended on June 16, 2016, our agreement with Federal Agricultural Mortgage Corporation (“Farmer Mac”) provided for bond issuances up to an aggregate amount of $125.0 million (the “Farmer Mac Facility”) by December 11, 2018, after which Farmer Mac had the option to be relieved of its obligation to purchase additional bonds under this facility. As of December 11, 2018, we had issued aggregate bonds of approximately $108.7 million under the Farmer Mac Facility, and Farmer Mac is not obligated to purchase the remaining unissued bonds. We are currently in discussions with Farmer Mac to both expand the size of the facility and extend the borrowing period; however, there is no guarantee that we will be able to reach terms favorable to us, if at all. We currently have $90.4 million of bonds outstanding under the facility that bear interest at a weighted-average interest rate of 3.55% (which rates are fixed throughout the bonds’ respective terms) and have a weighted-average maturity date of November 2022.
Farm Credit
Since September 2014, we have closed on 30 separate loans with 10 different Farm Credit associations (for additional information, see Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) for an aggregate amount of approximately $194.0 million (the “Farm Credit Notes Payable”). We currently have approximately $182.6 million outstanding under the Farm Credit Notes Payable that bear interest at an expected weighted-average effective interest rate (net of expected interest patronage) of 3.73% (which rates are fixed, on a weighted-average basis, until May 2026) and have a weighted-average maturity date of February 2036. While we do not have any additional availability under any of our Farm Credit programs based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with existing and new Farm Credit associations in connection with certain potential new acquisitions in the future.
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2019, through the date of this filing (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series B Preferred Stock(2)	2,575,432	$24.70	$63,605	$57,947
Common Stock – Secondary Offering(3)	2,277,297	11.73	26,713	25,510
Common Stock – ATM Program	197,142	12.24	2,413	2,377

(1)	Net of selling commissions and dealer-manager fees or underwriting discounts (in each case, as applicable).

(2)	Exclusive of redemptions.

(3)	Includes the underwriters’ exercise of a portion of the over-allotment option.
Our 2017 Registration Statement (as defined in Note 8, “Equity—Registration Statement”) permits us to issue up to an aggregate of $300.0 million in securities (including approximately $29.3 million originally reserved for issuance under our ATM Program and up to $150.0 million reserved for issuance of shares of the Series B Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $96.6 million of common stock and approximately $91.7 million of Series B Preferred Stock under the 2017 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and nine months ended September 30, 2019 and 2018 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling limited partners) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$523	$6,020	$804	$3,849
Less: Dividends declared on Series B Preferred Stock	(1,161)	(90)	(2,655)	(92)
Net (loss) income available to common stockholders and OP Unitholders	(638)	5,930	(1,851)	3,757
Plus: Real estate and intangible depreciation and amortization	3,419	2,374	8,952	6,805
Plus (less): Losses (gains) on dispositions of real estate assets, net	134	(6,247)	154	(6,247)
FFO available to common stockholders and OP Unitholders	2,915	2,057	7,255	4,315
Plus: Acquisition- and disposition-related expenses	119	70	272	227
(Less) plus: Other (receipts) charges, net(1)	(11)	315	(2)	1,717
CFFO available to common stockholders and OP Unitholders	3,023	2,442	7,525	6,259
Net rent adjustment	(226)	(164)	(265)	(578)
Plus: Amortization of debt issuance costs	161	145	461	434
AFFO available to common stockholders and OP Unitholders	2,958	2,423	7,721	6,115

Weighted-average common stock outstanding—basic and diluted	20,763,615	16,057,957	19,154,744	15,181,760
Weighted-average common OP Units outstanding(2)	222,494	683,527	217,857	857,041
Weighted-average total common shares outstanding	20,986,109	16,741,484	19,372,601	16,038,801

Diluted FFO per weighted-average total common share	$0.14	$0.12	$0.37	$0.27
Diluted CFFO per weighted-average total common share	$0.14	$0.15	$0.39	$0.39
Diluted AFFO per weighted-average total common share	$0.14	$0.14	$0.40	$0.38

(1)
Consists of net property and casualty (recoveries) losses recorded and the cost of related repairs expensed during each period as a result of the damage and, for the three and nine months ended September 30, 2018, only, the net impact of the Incremental TRS Operations.

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
A breakdown of the methodologies used to value our properties and the aggregate value as of September 30, 2019, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	15	13,760	11,400	$240,845	$240,823	29.2%
Third-party Appraisal(2)	82	67,826	53,844	502,564	583,683	70.8%
Total	97	81,586	65,244	$743,409	$824,506	100.0%

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.

(2)	Appraisals performed between November 2018 and October 2019.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of September 30, 2019, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$680 – $87,500	$31,411
Market NOI (per farmable acre)	$250 – $4,600	$2,997
Market Capitalization Rate	3.75% – 8.25%	4.29%
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of September 30, 2019, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended September 30, 2019, from the prior value basis as of June 30, 2019, is provided in the table below (dollars in thousands):

Total portfolio fair value as of June 30, 2019		$667,506
Plus: Acquisition of seven new farms during the three months ended September 30, 2019		153,320
Plus net value appreciation during the three months ended September 30, 2019:
22 farms valued via third-party appraisals	$3,680
Total net appreciation for the three months ended September 30, 2019		3,680
Total portfolio fair value as of September 30, 2019		$824,506
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of September 30, 2019, was approximately $454.5 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $450.8 million. In addition, using the closing stock price as of September 30, 2019, the fair value of the Series A Term Preferred stock was determined to be approximately $29.6 million, as compared to a carrying value (excluding unamortized related issuance costs) of approximately $28.8 million. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series B Preferred Stock to be $25.00 per share as of September 30, 2019 (see Exhibit 99.1 to this Form 10-Q).
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
As of September 30, 2019, we estimate the NAV per common share to be $11.49. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$253,290
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(743,409)
Plus: estimated fair value of real estate holdings(2)	824,506
Net fair value adjustment for real estate holdings		81,097
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	479,589
Less: fair value of aggregate long-term indebtedness(3)(4)	(484,100)
Net fair value adjustment for long-term indebtedness		(4,511)
Estimated NAV		329,876
Less: fair value of Series B Preferred Stock(5)		(86,638)
Estimated NAV available to common stockholders and OP Unitholders		$243,238
Total common shares and OP Units outstanding(6)		21,176,378
Estimated NAV per common share and OP Unit		$11.49

(1)	Per Net Cost Basis as presented in the table above.

(2)	Per Current Fair Value as presented in the table above.

(3)	Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series A Term Preferred Stock.

(4)	Long-term notes and bonds payable were valued using a discounted cash flow model. The Series A Term Preferred Stock was valued based on its closing stock price as of September 30, 2019.

(5)	Valued at the security’s liquidation value, as discussed above.

(6)	Includes 20,888,075 shares of common stock and 288,303 OP Units held by non-controlling limited partners.
A quarterly roll-forward in the estimated NAV per common share for the three months ended September 30, 2019, is provided below

Estimated NAV per common share as of June 30, 2019		$11.61
Less net loss available to common stockholders and OP Unitholders		(0.03)
Plus net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.18
Net change in unrealized fair value of long-term indebtedness	(0.01)
Net change in valuations		0.17
Less distributions		(0.13)
Less dilutive effect of equity issuances		(0.13)
Estimated NAV per common share as of September 30, 2019		$11.49

(1)
The net change in unrealized fair value of farmland portfolio consists of three components: (i) an increase of $0.17 due to the net appreciation in value of the farms that were valued during the three months ended September 30, 2019, (ii) an increase of $0.16 due to the aggregate depreciation and amortization expense recorded during the three months ended September 30, 2019, and (iii) a decrease of $0.15 due to capital improvements made on certain properties that have not yet been considered in the determination of the respective properties’ estimated fair values.

Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $11.49 as of September 30, 2019, based on the calculation above, the closing price of our common stock on September 30, 2019, was $11.90 per share.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Sales of Unregistered Securities
As partial consideration in connection with the acquisition of 3,586 acres of farmland in Martin County, Florida, on July 22, 2019, the Operating Partnership issued 288,303 OP Units, constituting an aggregate fair value of approximately $3.3 million as of the acquisition date, subject to adjustment pursuant to the related contribution agreement, to the seller upon consummation of the transaction. With regard to the OP Units issued in connection with the transaction, following a one-year holding period, the OP Units will be redeemable for cash or, at the Company’s discretion, exchangeable for shares of the Company’s common stock, in accordance with the terms of the Operating Partnership’s partnership agreement. The exchanges of the OP Units pursuant to the related contribution agreement was consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering. No sales commission or other consideration was paid in connection with the sale.
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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series B Cumulative Redeemable Preferred Stock at September 30, 2019 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2019, and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: November 6, 2019	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: November 6, 2019	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors