Form 10-K
period 2019-12-31
GLADSTONE LAND Corp
filed 2020-02-19
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number: 001-35795
GLADSTONE LAND CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	54-1892552
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 100 MCLEAN, VIRGINIA	22102
(Address of Principal Executive Offices)	(Zip Code)
(703) 287-5800
Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LAND	The Nasdaq Stock Market, LLC
6.375% Series A Cumulative Term Preferred Stock, par value $0.001 per share	LANDP	The Nasdaq Stock Market, LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐     NO  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 28, 2019, based on the closing price on that date of $11.53 on the Nasdaq Global Market, was approximately $209.7 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been deemed to be affiliates.
The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 18, 2020, was 21,346,458.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2018, relating to the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE LAND CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2019

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this Annual Report on Form 10-K (the “Form 10-K”) and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans, and strategies, anticipated events, or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our business, financial condition, results of operations (including funds from operations, core funds from operations, and adjusted funds from operations (each a non-GAAP financial measure and each as defined herein)), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future, and other matters. Words such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors, some of which are beyond our control, that are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted by such forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

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

•
estimates of future operating expenses, including payments to our Adviser and Administrator (each as defined herein) under the terms of our 2020 Advisory Agreement and our Administration Agreement (each as defined herein), respectively;

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

•
the loss of any of our key officers, such as Mr. David Gladstone, our chairman, president, and chief executive officer, Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, or Mr. Lewis Parrish, our chief financial officer and assistant treasurer.

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
Overview
We are an externally-managed, agricultural REIT that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 113 farms comprised of 87,860 acres across 10 states in the U.S., as well as several farm-related facilities.
We were re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. At the time of our original incorporation in 1997, our primary purpose was the operation of strawberry farms through our former subsidiary, Coastal Berry Company, LLC (“Coastal Berry”), an entity that provided contract growing, packaging, marketing, and distribution of fresh berries and other agricultural products, including commission selling and contract cooling services to independent berry growers. We operated Coastal Berry as our primary business until 2004, when it was sold to Dole Food Company. Since 2004, our operations have consisted primarily of leasing our farms to unrelated third-party tenants.
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
We conduct substantially all of our business activities through an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure, by which all of our properties are held, directly or indirectly, by Gladstone Land Limited Partnership (the “Operating Partnership”). We control the sole general partner of the Operating Partnership and currently own, directly or indirectly, approximately 98.7% of the common units of limited partnership interest in the Operating Partnership (“OP Units”). We have in the past, and may in the future, offer equity ownership in our Operating Partnership by issuing additional OP Units to farmland owners in consideration for acquiring their farms. See “Our Investment Process—Types of Investments” below for additional information regarding OP Units.
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
Our Investment Process
Types of Investments
We expect that substantially all of our investments will continue to be comprised of income-producing agricultural real property, and we expect that the majority of our leases will continue to be structured as triple-net leases. Investments will not be restricted as to geographical areas, but we expect that most of our investments in farmland real estate will continue to be made within the U.S. Currently, our properties are located across 10 states in the U.S.
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
We believe that we can acquire farmland that we will be able to lease at annual rental rates providing net capitalization rates ranging from 5% to 7% or more of the properties’ market values. However, there can be no assurance that we will be able to achieve this level of rental rates. Since rental contracts in the farming business for annual row crops are customarily short-term agreements, rental rates are typically renegotiated regularly to then-current market rates.
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
Our Adviser and Administrator
We are externally managed by our Adviser. The officers, directors, and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We have entered into an investment advisory agreement with our Adviser, which was amended and restated on July 9, 2019 (the “2019 Advisory Agreement”), and most recently amended and restated on January 14, 2020 (the “2020 Advisory Agreement”), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis, and for identifying, evaluating, negotiating, and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time.
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
Our Adviser’s board of directors has empowered the investment committee to authorize and approve our investments, subject to the terms of the 2020 Advisory Agreement. Before we acquire any property, the proposed transaction is be reviewed by the investment committee to ensure that, in its view, the transaction satisfies our investment criteria and is within our investment policies. Approval by the investment committee will generally be the final step in the property acquisition approval process, although the separate approval of our Board of Directors is required in certain circumstances, which are described below.
Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington D.C., and our Adviser also has offices in several other states. Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” for a detailed discussion on the fee structure of each of the Adviser and Administrator.
Adviser Duties and Authority under the 2020 Advisory Agreement
Under the terms of the 2020 Advisory Agreement, our Adviser is required to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors. In performing its duties, our Adviser, either directly or indirectly by engaging an affiliate:

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

The actual terms and conditions of transactions involving investments in properties shall be determined in the sole discretion of our Adviser, subject at all times to compliance with the foregoing requirements. Some types of transactions, however, will require the prior approval of our Board of Directors, including a majority of our independent directors, including, but not limited to, the following:

•	any acquisition which at the time of investment would have a cost exceeding 50% of our total assets; and

•	transactions that involve conflicts of interest with our Adviser (other than reimbursement of expenses in accordance with the 2020 Advisory Agreement).
Our Adviser and Administrator also engage in other business ventures and, as a result, certain (but not all) of their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser and administrator, respectively, to Gladstone Capital and Gladstone Investment, both publicly-traded business development companies affiliated with us, and Gladstone Commercial, a publicly-traded REIT, also affiliated with us. However, under the 2020 Advisory Agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The 2020 Advisory Agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the 2020 Advisory Agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us.
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
Employees
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the 2020 Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or executive officer, or both, of each our Adviser and our Administrator. We expect that approximately 15 to 20 full-time employees of our Adviser and our Administrator will spend substantial time on our matters during the 2019 calendar year. Our CFO, accounting team, and the employees of our Adviser who manage our assets and investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase and the number of our Adviser’s employees working out of local offices, if any, where we buy land will also increase.
As of December 31, 2019, our Adviser and our Administrator, collectively, had 70 full-time employees. A breakdown thereof is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive Management
38	Investment Management, Portfolio Management, and Due Diligence
20	Administration, Accounting, Compliance, Human Resources, Legal, and Treasury
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
Five of our farms are currently leased to one unrelated third-party tenant (“Tenant A”), and aggregate rental revenue attributable to Tenant A accounted for approximately 10.9% of the rental revenue recorded during the year ended December 31, 2019. If Tenant A fails to make rental payments, elects to terminate its leases prior to or upon their expirations, does not renew its leases (and we cannot re-lease the land on satisfactory terms), or if Tenant A were to experience financial problems or declare bankruptcy, it could have a material adverse effect on our financial performance and our ability to make dividend payments to our stockholders.
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

We currently have various borrowing facilities in place that are secured by certain of our farms. As of December 31, 2019, our total borrowings were secured by all of the farms we owned as of that date. If we are unable to make our debt payments as required, either under our current credit facilities or any future facilities, a lender could foreclose on certain of the properties securing its loan. This could cause us to lose part or all of our investment in the property, which in turn could cause the value of our common stock, Series A Term Preferred Stock, or Series B Preferred Stock or the distributions to our stockholders to be reduced or delayed.
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
As of December 31, 2019, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized or cross-defaulted with such mortgage note. Such a default may adversely affect our financial condition, results of operations and ability to pay distributions to our stockholders.
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
Recent changes in U.S. generally-accepted accounting principles (“GAAP”) regarding operating leases may make the leasing of our properties less attractive to prospective tenants and reduce potential lease terms.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842): An Amendment to the FASB Accounting Standards Codification” (“ASU 2016-02”). Under the new leasing standard, a lessee is required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months, regardless of their classification. The new standard became effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2018, and affects lessee accounting for most current and prospective tenants. This standard may encourage current and prospective tenants to either enter into shorter term leases or acquire real estate outright in order to lessen the impact to their balance sheets, both of which may adversely impact our operations. To date, we have not seen a material adverse impact on our operations as a result of the new leasing standard.
Risks Associated With Our Use of an Adviser to Manage Our Business
We are dependent upon our key management personnel for our future success, particularly David Gladstone, Terry Lee Brubaker, and Lewis Parrish.
We are dependent on our senior management and other key management members to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman, chief executive officer and president; Terry Lee Brubaker, our vice chairman and chief operating officer; and Lewis Parrish, our chief financial officer and assistant treasurer. Mr. Gladstone also serves as the chief executive officer of our Adviser and our Administrator, and Mr. Brubaker is also an executive officer of our Adviser and our Administrator. The departure of any of our executive officers or key personnel of our Adviser could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.
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
Our Adviser manages our real estate portfolio and locates, evaluates, recommends and negotiates the acquisition of our real estate investments and mortgage loans. At the same time, our 2020 Advisory Agreement permits our Adviser to conduct other commercial activities and to provide management and advisory services to other entities, including, but not limited to, Gladstone Capital, Gladstone Commercial and Gladstone Investment, each of which is affiliated with us. Each of our executive officers, other than Mr. Parrish, is also an executive officer of Gladstone Commercial, which actively makes real estate investments, and each of our directors and executive officers, other than Messrs. Beckhorn and Parrish, are also executive officers and directors, as applicable, of Gladstone Capital and Gladstone Investment, which actively make loans to and invest in small- and medium-sized companies. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business and that of Gladstone Commercial, Gladstone Investment or Gladstone Capital, which may arise primarily from the involvement of our Adviser, Gladstone Capital, Gladstone Commercial, Gladstone Investment and their affiliates in other activities that may conflict with our business. Examples of these potential conflicts include:

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
The 2020 Advisory Agreement contemplates a quarterly incentive fee based on our funds from operation (“FFO”). Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is an unconditional and irrevocable waiver. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders.
We may be obligated to pay our Adviser quarterly incentive compensation even if we incur a net loss during a particular quarter.
The 2020 Advisory Agreement entitles our Adviser to incentive compensation based on our FFO, which rewards our Adviser if our quarterly pre-incentive fee FFO exceeds 1.75% (7.0% annualized) of our total adjusted common equity. Our pre-incentive fee FFO for a particular quarter for incentive compensation purposes excludes the effect of any unrealized gains, losses, or other items during that quarter that do not affect realized net income, even if these adjustments result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if we incur a net loss for that quarter as determined in accordance with GAAP.
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

There are provisions in our charter and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example:

•
Our articles of incorporation prohibit ownership of more than 3.3% of the outstanding shares of our capital stock by one person, except for certain qualified institutional investors, which are limited to holding 9.8% of our common stock. As of December 31, 2019, David Gladstone, our chairman, chief executive officer, and president, owned approximately 11.0% of our common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owns approximately 3.2% of our common stock, in each case pursuant to an exception approved by our Board of Directors and in compliance with our charter. In addition, the David and Lorna Gladstone Foundation, of which David Gladstone is the CEO and Chairman, owns 1.0% of our common stock. The ownership restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.

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
To maintain our qualification as a REIT, no more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year, beginning with the second year after our election to be treated as a REIT. To facilitate compliance with this requirement, our charter prohibits any individual from owning more than 3.3% in value of our outstanding stock. Pursuant to an exception from this limit contained in our charter, as of December 31, 2019, David Gladstone owned approximately 11.0% of our outstanding common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owned approximately 3.2% of our outstanding common stock. For purposes of the REIT stock ownership diversification requirements, the shares owned by the Gladstone Future Trust are attributed to Mr. Gladstone, resulting in Mr. Gladstone having an aggregate beneficial ownership of 14.2% of our outstanding common stock. Our Board of Directors may also reduce the 3.3% ownership limitation if it determines that doing so is necessary for us to maintain our qualification for REIT treatment. However, such a reduction would not be effective for any stockholder who beneficially owns more than the reduced ownership limit. We believe that we have satisfied the ownership diversification requirements, including with respect to our taxable year ended December 31, 2019. However, if, at any point in time, we are unable to comply with the ownership diversification requirements, we could fail to maintain our qualification as a REIT, which could require us to pay taxes and negatively impact our cash available for future distribution.
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
Risks Relating to the Market for our Common Stock, Series A Term Preferred Stock, and Series B Preferred Stock

Future issuances and sales of shares of our common stock, Series A Term Preferred Stock, Series B Preferred Stock, or other series of preferred securities, or the perception that such issuances will occur, may have adverse effects on the trading prices of our shares.
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
There is currently no public market for the Series B Preferred Stock, and we do not intend to apply to list the Series B Preferred Stock on Nasdaq or another national securities exchange or to include these shares for quotation on any national securities market until sometime within 12 months following the offering’s termination date. Until shares of the Series B Preferred Stock are listed on Nasdaq or another national securities exchange, if ever, holders of such shares may be unable to sell them at all or, if they are able to, only at substantial discounts from the liquidation preference. Even if the Series B Preferred Stock is listed on Nasdaq or another national securities exchange within one calendar year of the offering’s termination date, as anticipated, there is a risk that such shares may be thinly traded, and the market for such shares may be relatively illiquid compared to the market for other types of securities, with the spread between the bid and asked prices considerably greater than the spreads of other securities with comparable terms and features. Additionally, our charter contains restrictions on the ownership and transfer of our securities, including the Series B Preferred Stock, and these restrictions may inhibit your ability to sell the Series B Preferred Stock promptly, or at all. Also, since the Series B Preferred Stock does not have a stated maturity date, you may be forced to hold your Series B Preferred Stock and receive stated dividends on the shares of Series B Preferred Stock when, as, and if authorized by our Board of Directors and declared by us with no assurance as to ever receiving the liquidation preference.
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
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about our 111 farms as of December 31, 2019 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)	42	14,830	13,610	$420,537	$261,957
Florida	23	20,770	16,256	211,132	133,327
Arizona(4)	6	6,280	5,228	55,941	22,427
Colorado	10	31,448	24,513	42,125	27,089
Nebraska	8	7,104	6,402	27,439	17,246
Washington	1	746	417	8,302	5,052
Texas	1	3,667	2,219	8,335	5,227
Oregon	3	418	363	6,266	3,840
Michigan	15	962	682	12,408	7,646
North Carolina	2	310	295	2,284	1,238
	111	86,535	69,985	$794,769	$485,049

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Specifically, includes Investments in real estate, net (excluding improvements paid for by the tenant) and Lease intangibles, net; plus net above-market lease values, lease incentives, and net investments in special-purpose LLCs included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Consolidated Balance Sheets.

(2)	Excludes approximately $3.1 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Consolidated Balance Sheet.

(3)
Includes ownership in a special-purpose LLC that owns a pipeline conveying water to one of our properties. As of December 31, 2019, this investment was valued at approximately $587,000 and is included within Other assets, net on the accompanying Consolidated Balance Sheet.

(4)
Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $2.1 million as of December 31, 2019 (included in Lease intangibles, net on the accompanying Consolidated Balance Sheet).

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
Stockholder Information
As of February 12, 2020:

•	there were 13 registered holders of record and approximately 17,012 beneficial owners of our common stock; and

•
other than those owned by the Company, there was one other holder of record and beneficial owner of our OP Units. After a mandatory one-year holding period, our OP Units are redeemable at the option of the holder for cash or, at our election, shares of our common stock on a one-for-one basis.

OP Unit Redemptions
Since January 1, 2019, through the date of this filing, a total of 570,879 OP Units were tendered for redemption. As a result, we issued 570,879 shares of common stock (in exchange for 570,879 of the tendered OP Units). These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock. Currently, there are 288,303 OP Units outstanding that are held by non-controlling limited partners, none of which are currently eligible to be tendered for redemption.
Sale of Unregistered Securities
We did not sell unregistered shares of stock during the year ended December 31, 2019.
Issuer Purchaser of Equity Securities
We did not purchase any class of our equity securities registered under Section 12 of the Exchange Act during the three months ended December 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA
This Item is not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 113 farms comprised of 87,860 acres across 10 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
We conduct substantially all of our activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, approximately 98.7% of the units of limited partnership interest in the Operating Partnership (“OP Units”). In addition, we have elected for Gladstone Land Advisers, Inc. (“Land Advisers”), a wholly-owned subsidiary of ours, to be treated as a taxable REIT subsidiary (“TRS”).
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits, and general expenses.
As of February 18, 2020:

•	we owned 113 farms comprised of 87,860 total acres across 10 states in the U.S.;

•	our occupancy rate (based on gross acreage) was 100.0%, and our farms were leased to 70 different, unrelated third-party tenants growing over 45 different types of crops;

•	the weighted-average remaining lease term across our agricultural real estate holdings was 6.9 years; and

•
the weighted-average term to maturity of our notes and bonds payable was 10.4 years, and the weighted-average remaining fixed-price term of our borrowings was 6.0 years, with an expected weighted-average effective interest rate of 3.60% over that term.

Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated third-party tenants to a current portfolio of 113 farms leased to 70 different, unrelated third-party tenants who grow over 45 different types of crops on our farms. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also diversified our portfolio into farmland suitable for other crop types, including permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes) and, to a lesser extent, certain commodity crops (e.g., beans and corn).
The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations (by state) of our farms owned and with leases in place for the years ended December 31, 2019 and 2018 (dollars in thousands):

	For the Year Ended December 31, 2019					For the Year Ended December 31, 2018
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	42	14,830	17.1%	$21,701	53.3%	33	10,147	13.8%	$13,672	46.6%
Florida	23	20,770	24.0%	11,115	27.3%	22	17,184	23.5%	8,133	27.7%
Colorado	10	31,448	36.3%	2,857	7.0%	10	31,448	42.9%	2,743	9.3%
Arizona	6	6,280	7.3%	2,219	5.5%	6	6,280	8.6%	2,045	7.0%
Nebraska	8	7,104	8.2%	665	1.6%	2	2,559	3.5%	580	2.0%
Texas	1	3,667	4.2%	527	1.3%	1	3,667	5.0%	60	0.2%
Oregon	3	418	0.5%	515	1.3%	3	418	0.6%	893	3.0%
Washington	1	746	0.9%	506	1.2%	1	746	1.1%	718	2.4%
Michigan	15	962	1.1%	429	1.1%	5	446	0.6%	370	1.3%
North Carolina	2	310	0.4%	158	0.4%	2	310	0.4%	148	0.5%
TOTALS	111	86,535	100%	$40,692	100%	85	73,205	100%	$29,362	100%

(1)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.

Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 5 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 89 of our farms are leased on a pure, triple-net basis, and 24 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes). Certain of our previous leases had been on a single-net basis, with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, and insurance. Additionally, 29 of our farms are leased under agreements that include a participation rent component based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of December 31, 2019 (dollars in thousands):

Year	Number of Expiring Leases(1)		Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Year ended December 31, 2019	% of Total Lease Revenues
2020	9	(2)	27,309	31.6%	$3,763	9.2%
2021	10		8,849	10.2%	2,479	6.1%
2022	5		386	0.5%	973	2.4%
2023	7		6,259	7.2%	4,850	11.9%
2024	5		6,243	7.2%	2,355	5.8%
Thereafter	40		37,482	43.3%	26,153	64.3%
Other(3)	7		7	—%	119	0.3%
Totals	83		86,535	100.0%	$40,692	100.0%

(1)	Certain lease agreements encompass multiple farms.

(2)
Includes two leases that were renewed for five years each subsequent to December 31, 2019 (see “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity” below for a summary of these and other recent leasing activities).

(3)	Consists of ancillary leases (e.g., oil, gas, and mineral leases, telecommunications leases, etc.) with varying expirations on certain of our farms.
We currently have two agricultural leases scheduled to expire within the next six months, both of them on farms in California. We are currently in negotiations with the existing tenants on both of these farms, as well as other potential tenants, and we anticipate being able to renew each of the leases at their respective current market rental rates without incurring any downtime on any of the farms. We currently anticipate the lease renewals on our California farms to be at overall rental rates that are higher than that of the respective current leases. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since January 1, 2019, through the date of this filing, we have acquired 28 farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Somerset Road	Lincoln, NE	1/22/2019	695	1	Popcorn & edible beans	4.9 years	1 (5 years)	$2,400	$33	$126
Greenhills Boulevard(3)	Madera, CA	4/9/2019	928	1	Pistachios	10.6 years	2 (5 years)	28,550	141	1,721
Van Buren Trail	Van Buren, MI	5/29/2019	159	2	Blueberries & cranberries	10.6 years	2 (5 years)	2,682	26	206
Blue Star Highway	Allegran & Van Buren, MI	6/4/2019	357	8	Blueberries	10.6 years	2 (5 years)	5,100	30	390
Yolo County Line Road	Yolo, CA	6/13/2019	542	1	Olives for olive oil	14.6 years	1 (5 years)	9,190	68	624
San Juan Grade Road(4)	Monterey, CA	7/11/2019	324	1	Strawberries & vegetables	0.3 years	None	9,000	68	632
West Citrus Boulevard(5)	Martin, FL	7/22/2019	3,586	1	Water retention	8.4 years	2 (10 years)	57,790	516	3,696
Sutter Avenue (Phase I)(3)(6)	Fresno, CA	8/16/2019	1,011	1	Pistachios	8.2 years	2 (5 years)	33,000	146	2,106
Las Posas Road(7)	Ventura, CA	8/28/2019	413	3	Sod & vegetables	3.3 years	1 (2 years)	21,320	111	1,283
Withers Road(8)	Napa, CA	8/29/2019	366	1	Wine grapes	10.3 years	2 (10 years)	32,000	84	2,256
Highway 17(9)	Hayes, NE	10/7/2019	2,561	3	Corn, soybeans, & edible beans	0.2 years	None	9,690	44	489
Indian Highway(10)	Hayes & Hitchcock, NE	10/7/2019	1,289	2	Corn, soybeans, & edible beans	0.3 years	None	5,000	36	788
Sutter Avenue (Phase II)(3)(6)	Fresno, CA	11/1/2019	1,099	1	Pistachios	8.0 years	2 (5 years)	37,000	73	2,365
County Road 18	Phillips, CO	1/15/2020	1,325	2	Sugar beets, edible beans, potatoes, & corn	6.0 years	None	7,500	27	417
			14,655	28				$260,222	$1,403	$17,099

(1)	Includes approximately $76,000 of aggregate external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.

(2)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the respective leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(3)
Leases provide for a participation rent component based on the gross crop revenues earned on the respective farms. The rent figures above represent only the minimum cash guaranteed under the respective leases.

(4)
In connection with the acquisition of this property, we executed a six-year, follow-on lease with a new tenant that will commence upon the expiration of the four-month lease executed on the date of acquisition. The follow-on lease includes one, four-year extension option and provides for minimum annualized straight-line rents of approximately 606,000. In connection with the follow-on lease, we committed to provide up to $100,000 for certain irrigation improvements on the property.

(5)	As partial consideration for the acquisition of this property, we issued 288,303 OP Units, constituting an aggregate fair value of approximately 3.3 million as of the acquisition date.

(6)
In connection with the acquisition of Sutter Avenue (which occurred in two phases), we also acquired an ownership in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to this and other neighboring properties. On August 16, 2019, we acquired an 11.75% ownership interest in the LLC that was valued at approximately $280,000 at the time of acquisition. On November 1, 2019, we acquired an additional 13.25% interest in the LLC that was valued at approximately $307,000 at the time of acquisition. As our investment in the LLC is deemed to constitute “significant influence,” we have accounted for this investment under the equity method. From the commencement of our ownership in the LLC through December 31, 2019, there was no material income or loss recognized by the LLC; thus, no net income or loss was recorded by us during the year ended December 31, 2019. Our combined 25.0% ownership interest in the LLC, valued at approximately $587,000 as of December 31, 2019, is included within Other assets, net on the accompanying Consolidated Balance Sheet.

(7)
In connection with this acquisition, we executed two separate lease agreements with two different, unrelated third-party tenants. The lease term of 3.3 years represents the weighted-average term of the two leases. In addition, pursuant to one of these lease agreements, we committed to provide up to $1 million for certain irrigation improvements on the property.

(8)
In connection with the acquisition of this property, we committed to provide up to approximately 4.0 million as additional compensation, contingent upon the County of Napa approving the planting of additional vineyards on up to 47 acres of the property by February 25, 2020. We are currently unable to estimate when this approval will be obtained, if at all. If approval is obtained, we have also committed to contribute up to 40,000 per approved acre for the development of such vineyards. As provided for in the lease, we will earn additional rent on all of the aforementioned costs, if any, incurred by us.

(9)
In connection with the acquisition of this property, we executed a 10-year, follow-on lease with a new, unrelated third-party tenant that will commence upon the expiration of the three-month lease executed on the date of acquisition. The follow-on lease provides for minimum annualized straight-line rents of approximately $630,000, plus a participation rent component based on the gross revenues earned on the farm. In addition, the farm is expected to be converted to organic farmland by the second half of 2021.

(10)
In connection with this acquisition, we executed a four-month leaseback agreement with the seller that provides for a fixed, one-time rental payment of $250,000. In addition, we also executed a 10-year, follow-on lease with a new, unrelated third-party tenant that will commence upon the expiration of the four-month leaseback agreement. The follow-on lease provides for minimum annualized straight-line rents of approximately $372,000, plus a participation rent component based on the gross revenues earned on the farm. In addition, the farm is expected to be converted to organic farmland by the second half of 2021.

Existing Properties
Leasing Activity
The following table summarizes the leasing activity that has occurred on our existing properties since January 1, 2019, through the date of this filing (dollars in thousands):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
AZ, CA, FL, MI, NC, NE, & TX	31	23,407	$13,230	7	19 / 10 / 2	$14,351	6.5	8	16 / 15 / 0

(1)
In connection with certain of these leases, we committed to provide capital for certain improvements on these farms. See Note 7, “Commitments and Contingencies—Operating Obligations” in the accompanying notes to our consolidated financial statements for additional information on certain of these commitments.

(2)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.

(3)
“NNN” refers to leases under triple-net lease arrangements, “NN” refers to leases under partial-net lease arrangements, and “N” refers to leases under single-net lease arrangements, in each case, as described above under “Leases—General.”

Lease Termination
On February 10, 2020, we reached an agreement with a tenant occupying four of our farms in Arizona to terminate the existing leases encompassing those four farms effective February 10, 2020. As part of the termination agreement, the outgoing tenant made a one-time termination payment to us of $3.0 million, which will be recognized as additional lease revenue by us during the three months ending March 31, 2020. The prior leases were scheduled to expire on September 15, 2026 (with two of the farms subject to the renewal of certain state leases currently scheduled to expire on February 14, 2022, and February 14, 2025), and in connection with the early termination of these leases, we will write off an aggregate net deferred rent balance of approximately $104,000, which will also be written off during the three months ending March 31, 2020. In addition, upon termination of these leases, we entered into a new, seven-year lease with a new tenant effective immediately. These leases are included in the Leasing Activity table above.
Project Completion
During 2018 and 2019, we replaced a total of 40 irrigation pivots on one of our properties in Colorado at an aggregate total cost of approximately $2.6 million. Pursuant to lease amendments executed during the year ended December 31, 2019, in connection with this project, we will earn additional straight-line rental income of approximately $196,000 per year throughout the remaining term of the lease, which expires on February 28, 2021.
Financing Activity
Debt Activity
Since January 1, 2019, through the date of this filing, we have incurred the following new, long-term borrowings (dollars in thousands, except for footnotes; for further discussion on certain defined terms used below, refer to Note 4, “Borrowings,” in the accompanying notes to our consolidated financial statements):

Lender	Date of Issuance	Principal Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Expected Effective Interest Rate(1)	Interest Rate Terms
Premier Farm Credit, FLCA	2/7/2019	$1,440	11/1/2043	25.0 years	5.45%	4.70%	Fixed through October 31, 2023 (variable thereafter)
Prudential	6/17/2019	17,130	7/1/2029	25.0 years	4.00%	4.00%	Fixed throughout term(2)
Rabo Agrifinance, LLC	7/10/2019	5,514	6/1/2029	25.0 years	4.04%	4.04%	Fixed throughout term(3)
GreenStone Farm Credit Services	7/11/2019	1,609	8/1/2044	25.0 years	5.00%	4.40%	Fixed through June 30, 2029 (variable thereafter)
GreenStone Farm Credit Services	7/11/2019	3,060	8/1/2044	25.0 years	5.00%	4.40%	Fixed through June 30, 2029 (variable thereafter)
Farm Credit West, FLCA	7/11/2019	5,400	5/1/2044	24.5 years	4.24%	3.23%	Fixed through July 31, 2026 (variable thereafter)
Farm Credit of Central Florida, ACA	7/22/2019	31,850	7/1/2027	25.2 years	5.05%	4.11%	Fixed throughout term
Farm Credit of Central Florida, ACA	7/22/2019	5,850	7/1/2027	None (interest only)	5.05%	4.11%	Fixed throughout term
MetLife	8/16/2019	16,500	1/5/2029	28.6 years	3.70%	3.70%	Fixed through January 4, 2027 (variable thereafter)(4)
Farm Credit West, FLCA	8/28/2019	12,792	5/1/2044	24.5 years	3.84%	2.83%	Fixed through August 31, 2026 (variable thereafter)(5)
American AgCredit, ACA	8/29/2019	19,254	10/1/2039	20.0 years	3.84%	3.04%	Fixed through August 31, 2029 (variable thereafter)
Rabo Agrifinance, LLC	10/16/2019	5,739	10/1/2029	25.0 years	3.67%	3.67%	Fixed throughout term(3)
Rabo Agrifinance, LLC	10/16/2019	3,045	10/1/2029	25.0 years	3.67%	3.67%	Fixed throughout term(3)
Diversified Financial	10/17/2019	976	10/17/2026	7.0 years	4.75%	4.75%	Fixed throughout term
MetLife	11/1/2019	25,500	1/5/2029	28.6 years	3.81%	3.81%	Fixed through January 4, 2027 (variable thereafter)(4)
Farmer Mac	12/11/2019	3,285	12/11/2020	None (interest only)	2.61%	2.61%	Fixed throughout term(6)
Farmer Mac	12/11/2019	10,568	12/11/2020	None (interest only)	2.61%	2.61%	Fixed throughout term(6)
Farmer Mac	1/10/2020	8,100	1/12/2024	None (interest only)	2.66%	2.66%	Fixed throughout term(6)
Total / Weighted-averages		$177,612			4.00%	3.59%

(1)
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

(2)
Approximately $498,000 of this funding was held back by the lender until certain irrigation improvements on the property were completed and is included within Other assets on the accompanying Consolidated Balance Sheet as of December 31, 2019. We currently expect these irrigation improvements to be completed during the three months ending March 31, 2020, at which point these funds will be released to us pursuant to an escrow holdback agreement.

(3)
Loans were issued as variable-rate loans but were effectively fixed through our entry into interest rate swap agreements with the lender (as counterparty). See Note 4, “Borrowings—Interest Rate Swap Agreements,” in the accompanying notes to our consolidated financial statements for further discussion on these agreements.

(4)
Loans disbursed under the MetLife Facility. The Interest rates on these new disbursements were blended with the existing interest rate on the previously-outstanding balance under the MetLife Term Notes.

(5)	Loan originally issued as a variable-rate loan and was converted to a fixed-rate loan effective September 1, 2019.

(6)	Represent amendments to bonds previously issued under the Farmer Mac Facility.

Proceeds from these financings were used to fund new acquisitions, repay existing indebtedness, and for general corporate purposes. Gladstone Securities, LLC (“Gladstone Securities”), an affiliate of ours, earned total financing fees of approximately $235,000 in connection with securing these financings.
Equity Activity
Series B Preferred Stock
On May 31, 2018, we filed a prospectus supplement with the SEC for a continuous public offering of up to 6,000,000 shares (the “Series B Offering”) of our newly-designated 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million and net proceeds (after deducting dealer-manager fees, selling commissions, and estimated expenses of the offering payable by us) of up to approximately $131.3 million, assuming all shares of the Series B Preferred Stock are sold in the Series B Offering. The Series B Preferred Stock is being offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, our dealer-manager for the Series B Offering. Over the course of the Series B Offering, through the date of this filing, approximately 93.8% of the total Selling Commissions and Dealer-Manager Fees we paid to Gladstone Securities have been paid by Gladstone Securities to unrelated third-parties involved in the offering, including participating broker-dealers and wholesalers. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” within the accompanying notes to our consolidated financial statements for more details on the Dealer-Manager Agreement.
The following table summarizes the sales of our Series B Preferred Stock that occurred since January 1, 2019, through the date of this filing (dollars in thousands, except per-share amounts and footnotes):

Number of Shares Sold	Weighted-average Sales Price Per Share	Gross Proceeds	Net Proceeds(1)
4,537,459	$24.59	$111,585	$102,093

(1)
Net of selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $9.5 million (of which approximately $8.9 million was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers).

In addition, since January 1, 2019, through the date of this filing, 20,353 shares of the Series B Preferred Stock were tendered for redemption at a weighted-average cash redemption price of $23.62 per share. As a result, we paid total redemption costs of approximately $481,000 to redeem and retire these shares.
The offering of the Series B Preferred Stock will terminate on the date that is the earlier of either June 1, 2023 (unless terminated earlier or extended by our Board of Directors), or the date on which all 6,000,000 shares offered in the Series B Offering are sold (the “Termination Date”). There is currently no public market for shares of the Series B Preferred Stock; however, we intend to apply to list the Series B Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the Termination Date, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
Common Stock
Follow-on Offerings
From January 1, 2019, through the date of this filing, we completed one overnight public offering of our common stock, which is summarized in the following table (dollars in thousands, except per-share amounts):

Number of Shares Sold(1)	Weighted-average Offering Price Per Share	Gross Proceeds(1)	Net Proceeds(1)(2)
2,277,297	$11.73	$26,713	$25,401

(1)	Includes the underwriters’ exercise of the over-allotment option in connection with each offering.

(2)	Net of underwriting commissions and discounts.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements with Cantor Fitzgerald & Co. and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). The following table summarizes the activity under the ATM Program from January 1, 2019, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
606,942	$12.94	$7,854	$7,763

(1)	Net of underwriter commissions and discounts.
OP Units
From January 1, 2019, through the date of this filing, we issued 288,303 OP Units as partial consideration for a new acquisition. The OP Units were valued at $11.41 per unit (based on the closing stock price of the Company’s common stock on the date of issuance) for a total aggregate fair value of approximately $3.3 million. In addition, since January 1, 2019, a total of 570,879 OP Units were tendered for redemption. As a result, we issued 570,879 shares of common stock (in exchange for 570,879 of the tendered OP Units).
LIBOR Transition

The majority of our debt is at fixed rates, and we currently have very limited exposure to variable-rate debt based upon the London Interbank Offered Rate (“LIBOR”), which is anticipated to be phased out during late 2021. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. The current intent is to adjust the SOFR to minimize the differences between the interest that a borrower would be paying using LIBOR versus what it will be paying SOFR. We are currently monitoring the transition and cannot yet assess whether SOFR will become a standard rate for variable-rate debt. Our lines of credit with MetLife and three term loans with Rabo (which are effectively fixed through our entry into interest swap agreements) are currently based upon one-month LIBOR. As such, we expect we will need to renegotiate these agreements in the future. Assuming that SOFR replaces LIBOR and is appropriately adjusted, we currently expect the transition to result in a minimal impact to our overall operations.
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator (both affiliates of ours), which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. The investment advisory agreement with our Adviser that was in effect through March 31, 2017, and the current administration agreement with our Administrator (the “Administration Agreement”) each became effective February 1, 2013. The advisory agreement with our Adviser that was in effect through June 30, 2019 (the “Prior Advisory Agreement”), was amended and restated on July 9, 2019 (as amended, the “2019 Advisory Agreement”), and again amended and restated on January 14, 2020 (as amended, the “2020 Advisory Agreement,” and, together with the Prior Advisory Agreement and the 2019 Advisory Agreement, the “Advisory Agreements”). The Administration Agreement and each of the Advisory Agreements were approved unanimously by our board of directors, including our independent directors.
A summary of the compensation terms for each of the Advisory Agreements and the Administration Agreement is below.
Advisory Agreements
Pursuant to each of the Prior Advisory Agreement (which was in effect from April 1, 2017, through June 30, 2019), the 2019 Advisory Agreement (which was in effect from July 1, 2019, through December 31, 2019), and the 2020 Advisory Agreement (which was effective as of January 1, 2020), our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. The 2019 Advisory Agreement modified the calculation of the base management and incentive fees to exclude preferred equity from such calculations, while the capital gains and termination fees remained unchanged. The 2020 Advisory Agreement revised and replaced the previous calculation of the base management fee, which was previously based on equity, with a calculation based on gross real estate assets (in each case, as further described below), while all other fees remained unchanged. Each of the base management, incentive, capital gains, and termination fees is described below.
Base Management Fee
Pursuant to the Prior Advisory Agreement, a base management fee was paid quarterly and was calculated as 2.0% per annum (0.50% per quarter) of the calendar quarter’s total adjusted equity, which was defined as total equity plus total mezzanine equity, if any (each as reported on our balance sheet), adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items (“Total Adjusted Equity”).
Under the 2019 Advisory Agreement, a base management fee was paid quarterly and was calculated as 2.0% per annum (0.50% per quarter) of the prior calendar quarter’s total adjusted common equity, which was defined as common stockholders’ equity plus non-controlling common interests in the Operating Partnership, if any (each as reported on our balance sheet), adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items (“Total Adjusted Common Equity”).
Pursuant to the 2020 Advisory Agreement, a base management fee will be paid quarterly and will be calculated at an annual rate of 0.50% (0.125% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the gross cost of tangible real estate owned by us (including land and land improvements, irrigation and drainage systems, horticulture, farm-related facilities, and other tangible site improvements), prior to any accumulated depreciation, and as shown on our balance sheet or the notes thereto for the applicable quarter. Relevant to prior agreements with our Adviser, which calculated the management fee based on an equity component, management believes the updated fee calculation pursuant to the 2020 Advisory Agreement provides for a more direct correlation between the fee paid to our Adviser and the assets our Adviser is responsible for managing. The following table compares what the historical base management fee has been on an actual basis for the years ended December 31, 2019, 2018, and 2017, versus what it would have been had the 2020 Advisory Agreement been in place during each of those years (dollars in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Actual gross base management fee(1)	$3,623	$2,837	$2,041
Hypothetical gross base management fee(2)	3,150	2,433	2,010
Hypothetical increase (decrease) in base management fee	$(473)	$(404)	$(31)

(1)	Actual figures calculated pursuant to the agreements with our Adviser in place during the respective periods.

(2)	Calculated as if the 2020 Advisory Agreement had been in place as of January 1, 2017.
We are unable to project the impact of the 2020 Advisory Agreement on the base management fee going forward and how it might compare to that of the 2019 Advisory Agreement or the Prior Advisory Agreement, as we are unable to estimate the amount of equity to be issued or new tangible assets to be acquired in future periods.
During the years ended December 31, 2019 and 2018, our Adviser granted us certain non-contractual, unconditional, and irrevocable waivers (as discussed further below, under “—Results of Operations—Operating Expenses—Related-Party Fees”), which were applied as credits against the base management fees for the respective periods.
Incentive Fee
Pursuant to the Prior Advisory Agreement, an incentive fee was calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeded a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Equity.
Under each of the 2019 Advisory Agreement and the 2020 Advisory Agreement, an incentive fee was and will be calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeded a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Common Equity.
For purposes of this calculation, Pre-Incentive Fee FFO is defined in each of the Advisory Agreements as FFO (also as defined in each of the Advisory Agreements) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends paid on preferred stock securities that are not treated as a liability for GAAP purposes.
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
Quarterly Incentive Fee Based on Pre-Incentive Fee FFO
Pre-Incentive Fee FFO
(expressed as a percentage of Total Adjusted Equity or Total Adjusted Common Equity, as applicable)
Percentage of Pre-Incentive Fee FFO allocated to Incentive Fee
Capital Gains Fee
Pursuant to each of the Advisory Agreements, a capital gains-based incentive fee is calculated and payable in arrears at the end of each fiscal year (or upon termination of the agreement with our Adviser). The capital gains fee shall equal: (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses, minus (ii) any aggregate capital gains fees paid in prior periods. For purposes of this calculation, realized capital gains and losses will be calculated as (x) the sales price of the property, minus (y) any costs to sell the property and the then-current gross value of the property (which includes the property’s original acquisition price plus any subsequent, non-reimbursed capital improvements). At the end of each fiscal year, if this figure is negative, no capital gains fee shall be paid.
Termination Fee

Pursuant to each of the Advisory Agreements, in the event of our termination of the agreement for any reason (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to our Adviser equal to three times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination.
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
Current Smaller Reporting Company Status
As of December 31, 2018, and through December 31, 2019, we qualified as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $250 million or less than $100 million in annual revenues for the previous year and no public float. Companies can also qualify as a smaller reporting company if they have annual revenues of less than $100 million for the previous year and a public float of less than $700 million. Though we are no longer an emerging growth company, as a smaller reporting company, we have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
Critical Accounting Policies
The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies are provided in Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements, located elsewhere in this Form 10-K, and a summary of our critical accounting policies is below. We consider these policies to be critical because they involve estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations. There were no material changes in our critical accounting policies during the year ended December 31, 2019.
Purchase Price Allocation
When we acquire real estate, we allocate the purchase price to: (i) the tangible assets acquired and liabilities assumed, consisting primarily of land, improvements (including irrigation and drainage systems), buildings, and horticulture, and, if applicable, (ii) any identifiable intangible assets and liabilities, which primarily consist of the values of above- and below-market leases, in-place lease values, lease origination costs, and tenant relationships, based in each case on their fair values.

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
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses with regard to the comparison between the years ended December 31, 2019 and 2018:

▪	Same-property basis represents farms owned as of December 31, 2017, and were not vacant at any point during either period presented.

▪
Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2017. From January 1, 2018, through December 31, 2019, we acquired 39 new farms (including one farm that we acquired without a lease in place and was mostly vacant during a majority of the year ended December 31, 2018) and disposed of one farm; and

▪
Vacant or self-operated properties represent farms that were either vacant (either wholly or partially) at any point during either period presented or operated by a wholly-owned subsidiary of ours. We had two farms that were vacant for a portion of the year December 31, 2019, and we had two farms that were either vacant or leased to Land Advisers during a portion of the year ended December 31, 2018.

A comparison of our operating results for the years ended December 31, 2019 and 2018 is below (dollars in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$38,168	$28,112	$10,056	35.8%
Variable lease payments – participation rents	2,326	1,210	1,116	92.2%
Variable lease payments – tenant reimbursements	198	40	158	395.0%
Total lease revenues	40,692	29,362	11,330	38.6%
Other operating revenues	—	7,325	(7,325)	NM
Total operating revenues	40,692	36,687	4,005	10.9%
Operating expenses:
Depreciation and amortization	12,790	9,375	3,415	36.4%
Property operating expenses	2,473	2,043	430	21.0%
Management, incentive, and capital gains fees, net of credits	2,927	2,451	476	19.4%
Administration fee	1,207	1,275	(68)	(5.3)%
General and administrative expenses	1,989	1,751	238	13.6%
Other operating expenses	—	7,680	(7,680)	NM
Total operating expenses, net of credits	21,386	24,575	(3,189)	(13.0)%
Operating income	19,306	12,112	7,194	59.4%
Other income (expense)
Other income	938	373	565	151.5%
Interest expense	(16,331)	(12,130)	(4,201)	34.6%
Dividends declared on Series A Term Preferred Stock	(1,833)	(1,833)	—	—%
(Loss) gain on dispositions of real estate assets, net	(328)	5,532	(5,860)	NM
Property and casualty recovery (loss), net	10	(194)	204	NM
Loss on write-down of inventory	—	(1,094)	1,094	NM
Total other expense, net	(17,544)	(9,346)	(8,198)	87.7%
Net income	1,762	2,766	(1,004)	(36.3)%
Net income attributable to non-controlling interests	(21)	(137)	116	(84.7)%
Net income attributable to the Company	1,741	2,629	(888)	(33.8)%
Dividends declared on Series B Preferred Stock	(4,240)	(379)	(3,861)	1,018.7%
Net (loss) income attributable to common stockholders	$(2,499)	$2,250	$(4,749)	NM
NM = Not Meaningful
Operating Revenues
Lease Revenues
The following table provides a summary of our lease revenues during the years ended December 31, 2019 and 2018 (dollars in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Same-property basis:
Fixed lease payments	$25,689	$25,104	$585	2.3%
Participation rents	1,840	1,210	630	52.1%
Total – Same-property basis	27,529	26,314	1,215	4.6%
Properties acquired or disposed of:
Fixed lease payments	11,638	2,013	9,625	478.1%
Participation rents	486	—	486	—%
Total – Properties acquired or disposed of	12,124	2,013	10,111	502.3%
Vacant or self-operated properties	841	995	(154)	(15.5)%
Tenant reimbursements(1)	198	40	158	395.0%
Total Lease revenues	$40,692	$29,362	$11,330	38.6%

(1)
Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Corresponding amounts were also recorded as property operating expenses during the respective periods.

Same-property Basis – 2019 compared to 2018
Lease revenues from fixed lease payments increased for the year ended December 31, 2019, primarily due to recent renewals of certain leases at higher rental rates, as well as additional rents earned on recent capital improvements completed on certain of our farms. These increases were partially offset by the renewals of certain other leases, in which we decreased the fixed base rent component in exchange for adding in a participation rent component to the lease structure.
Lease revenues from participation rents increased for year ended December 31, 2019, primarily due to strong production and pricing from certain of our farms growing nuts.
Other – 2019 compared to 2018
Lease revenues from both fixed rents and participation rents increased for the year ended December 31, 2019, primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2017, partially offset by the loss of revenue from a farm that was sold in July 2018.
Lease revenues from vacant or self-operated properties decreased for year ended December 31, 2019, primarily due to certain leases being renewed at lower rental rates on farms following their respective vacancies, partially offset by additional revenue earned on the farm that was operated by Land Advisers during a portion of 2018.
The increase in tenant reimbursements for year ended December 31, 2019, was due to additional contractual reimbursements of property taxes and other operating costs. Tenant reimbursements during the year ended December 31, 2019, also included payments made by a tenant to an unconsolidated entity of ours on our behalf pursuant to the lease agreement.
Other Operating Revenues:
Other operating revenues primarily consisted of revenue earned from sales of harvested crops on a farm that was operated by Land Advisers from October 17, 2017, until July 31, 2018, at which time the farm was leased to a new, unrelated third-party tenant under a 10-year lease.
Operating Expenses
Depreciation and Amortization
The following table provides a summary of the depreciation and amortization expense recorded during the year ended December 31, 2019 and 2018 (dollars in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Same-property basis	$9,433	$8,720	$713	8.2%
Properties acquired or disposed of	3,066	327	2,739	837.6%
Vacant or self-operated properties	291	328	(37)	(11.3)%
Total Depreciation and amortization expense	$12,790	$9,375	$3,415	36.4%

Depreciation and amortization expense on a same-property basis increased for year ended December 31, 2019, as compared to the prior year, primarily as a result of additional depreciation on site improvements completed on certain properties subsequent to December 31, 2017, partially offset by the expiration of certain lease intangible amortization periods subsequent to December 31, 2017. Depreciation and amortization expense on properties acquired or disposed of increased for year ended December 31, 2019, as compared to the prior year, primarily due to the additional depreciation and amortization expense incurred on the new farms acquired subsequent to December 31, 2017. Depreciation and amortization expense from vacant or self-operated properties decreased for the year ended December 31, 2019, as compared to the prior year, primarily due to the expiration of certain depreciation periods on a farm that was vacant during a portion of the prior year.
Property-operating Expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. In addition, from approximately July 2018 through June 2019, we incurred additional expenses related to temporary generator rental costs to power newly-drilled wells on one of our properties. During the second half of 2019, these wells were connected to permanent power sources, and the generators were no longer needed. The following table provides a summary of the property-operating expenses recorded during years ended December 31, 2019 and 2018 (dollars in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Same-property basis	$1,928	$1,853	$75	4.0%
Properties acquired or disposed of	242	38	204	536.8%
Vacant or self-operated properties	105	112	(7)	(6.3)%
Tenant-reimbursed property operating expenses(1)	198	40	158	395.0%
Total Property operating expenses	$2,473	$2,043	$430	21.0%

(1)
Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Corresponding amounts were also recorded as lease revenues during the respective periods.

Same-property Basis – 2019 compared to 2018
For the year ended December 31, 2019, property-operating expenses on a same-property basis increased, primarily due to an increase in costs incurred for the above-referenced generator rentals, as well as incurring additional expenses related to obtaining certain permits on one of our California properties.
Other – 2019 compared to 2018
Property operating expenses on properties acquired or disposed of increased for the year ended December 31, 2019, primarily due to additional miscellaneous property-operating expenses incurred on certain of the new farms we acquired subsequent to December 31, 2017. Property operating expenses on vacant or self-operated properties decreased for the year ended December 31, 2019, primarily due to the farm that was operated by Land Advisers during a portion of 2018 being leased to an unrelated third-party tenant under a triple-net lease agreement during the entirety of 2019. The increase in tenant-reimbursed property operating expenses for the year ended December 31, 2019, was due to additional property taxes paid by us on certain of our properties, as well as miscellaneous operating costs incurred by us in connection with our ownership interest in an unconsolidated entity. In both of these situations, the respective tenants are contractually obligated to reimburse us per the respective leases.
Related-Party Fees
Certain fee calculations changed pursuant to an amendment to the agreement with our Adviser during the year ended December 31, 2019. For a discussion of the changes to these fees, see above, under “—Our Adviser and Administrator—Advisory Agreements—Incentive Fee”). The following table summarizes the base management, incentive, and capital gains fees due to our adviser, in each case, as applicable, net of the respective credits, for the years ended December 31, 2019 and 2018 (dollars in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Base management fee, gross(1)	$3,623	$2,837	$786	27.7%
Credits granted by Adviser’s board of directors applied against the base management fee(2)	(1,543)	(236)	(1,307)	553.8%
Base management fee, net	2,080	2,601	(521)	(20.0)%
Incentive fee, gross(1)	847	—	847	—%
Credits granted by Adviser’s board of directors applied against the incentive fee(2)	—	—	—	—%
Incentive fee, net	847	—	847	—%
Capital gains fee, gross(1)	—	628	(628)	(100.0)%
Credits granted by Adviser’s board of directors applied against the capital gains fee(2)	—	(778)	778	(100.0)%
Capital gains fee, net	—	(150)	150	(100.0)%
Total fees to Adviser, gross	4,470	3,465	1,005	29.0%
Total credits granted by Adviser’s board of directors(1)	(1,543)	(1,014)	(529)	52.2%
Total fees to Adviser, net	$2,927	$2,451	$476	19.4%

(1)	Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.

(2)	Represent non-contractual, unconditional, and irrevocable waivers granted to us by our Adviser.
The base management fee increased during the year ended December 31, 2019, as compared to the prior year, primarily due to additional equity raised since January 1, 2018, partially offset by a change in the calculation of the base management fee pursuant to the 2019 Advisory Agreement. From January 1, 2018, through December 31, 2019, we raised approximately $106.0 million of aggregate net proceeds (net of both direct costs and allocated indirect costs and net of redemptions) through sales of our Series B Preferred Stock (which increased the base on which the base management fee was calculated through June 30, 2019) and approximately $72.1 million of aggregate net proceeds (net of both direct costs and allocated indirect costs) through follow-on common stock offerings and our ATM Program (which increased the base on which the base management fee was calculated through December 31, 2019). In addition, our Adviser granted us non-contractual, unconditional, and irrevocable waivers to be applied against the base management fee during each of the years ended December 31, 2019 and 2018.
Our Adviser earned an incentive fee during the year ended December 31, 2019, due to our Pre-Incentive Fee FFO (as defined in the respective agreement with our Adviser) exceeding the required hurdle rate of the applicable base. No incentive fee was earned by our Adviser during the year ended December 31, 2018.
Our Adviser earned a capital gains fee during the year ended December 31, 2018, primarily as a result of the gain recognized on the sale of a farm that occurred in Oregon in July 2018. In addition, our Adviser granted us a non-contractual, unconditional, and irrevocable waiver to be applied against the capital gains fee earned during the three months ended September 30, 2018. The waiver was calculated as of September 30, 2018; however, additional capital losses incurred due to asset dispositions during the three months ended December 31, 2018, further decreased the amount of capital gains fee earned by our Adviser, resulting in a net credit for the year ended December 31, 2018. No capital gains fee was earned by our Adviser during the year ended December 31, 2019.
The administration fee paid to our Administrator decreased for the year ended December 31, 2019, as compared to the prior year, primarily due to us using a lower share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased for the year ended December 31, 2019, as compared to the prior year, primarily driven by higher professional fees (specifically, increased auditing and accounting-related expenses), partially offset by decreases in acquisition-related costs expensed and bad debt expense.
Other operating expenses represent the portion of growing costs, harvesting and selling costs, and certain overhead costs allocated to the costs of crops sold on a farm that was operated by Land Advisers from October 17, 2017, until July 31, 2018. During the year ended December 31, 2018, we allocated approximately $7.7 million of costs to the crops sold during the period (excluding the allocation of fees earned by our Adviser from Land Advisers of approximately $176,000). Additionally, our

Adviser granted Land Advisers a non-contractual, unconditional, and irrevocable waiver of approximately $190,000 to be applied against a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement. Effective August 1, 2018, the farm was leased to a new, unrelated third-party tenant under a 10-year lease.
Other Income (Expense)
Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our consolidated financial statements) and interest earned on short-term investments, increased for the year ended December 31, 2019, as compared to the prior year, primarily driven by additional interest patronage received from Farm Credit (due to increased borrowings from Farm Credit). During the year ended December 31, 2019, we recorded approximately $700,000 of interest patronage from Farm Credit related to interest accrued during 2018, compared to approximately $336,000 of interest patronage recorded during the prior year. The receipt of interest patronage received from Farm Credit during 2019 resulted in a 21.2% decrease (approximately 95 basis points) to our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2018. In addition, during the year ended December 31, 2019, we also recorded as income a commission rebate received in connection with a property acquired during the period and, through July 31, 2019, contractual payments received from a potential buyer of one of our farms pursuant to a reinstated sale agreement to keep the purchase option open (which amounts were nonrefundable and were recognized as income upon receipt). This sale agreement was terminated in August 2019, at which time we recognized $110,000 of income as a result of accumulated deferred revenue related to the terminated sale agreement. Payments received from the potential buyer of the farm were initially deferred and were recognized as income upon termination of the agreement.
Interest expense increased for the year ended December 31, 2019, as compared to the prior year, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock) outstanding for the year ended December 31, 2019, was approximately $397.9 million, as compared to approximately $312.2 million for the prior year. Including interest patronage received on certain of our Farm Credit borrowings, the overall effective interest rate charged on our aggregate borrowings (excluding the impact of debt issuance costs) was 3.77% and 3.59% for the years ended December 31, 2019 and 2018, respectively.
During each of the years ended December 31, 2019 and 2018, we paid aggregate distributions on our Series A Term Preferred Stock (which distributions are treated similar to interest expense) of approximately $1.8 million.
During the year ended December 31, 2019, we recorded a net loss on dispositions of real estate assets, primarily related to the disposal of certain irrigation improvements on two of our farms. During the year ended December 31, 2018, we recorded a net capital gain, primarily driven by a sale of one of our farms in Oregon.
The net property and casualty recoveries (losses) recorded during each of the years ended December 31, 2019 and 2018, related to natural disasters that damaged certain irrigation improvements on two of our properties and the insurance recoveries received related to the damaged improvements. During the year ended December 31, 2019, we estimated the aggregate carrying value of the damaged improvements to be approximately $74,000, and we received insurance recoveries of approximately $84,000, resulting in a net property and casualty recovery of approximately $10,000 for the year. For the loss incurred during the year ended December 31, 2018, we estimated the aggregate carrying value of the damaged improvements to be approximately $194,000, and we recognized the write-down in the carrying value of the assets as a property and casualty loss during the year ended December 31, 2018.
The loss on write-down of crop inventory recorded during the year ended December 31, 2018, was the result of unsold crops grown on the farm operated by Land Advisers. Due to certain market conditions during 2018, we were unable to sell all of the crops and therefore assessed their market value to be zero. Accordingly, we wrote down the cost of crop inventory to its estimated market value of zero and recorded a loss during the year ended December 31, 2018.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the MetLife Facility, as defined below under “—Debt Capital”), and issuances of additional equity securities. Our current available liquidity is approximately $53.8 million, consisting of approximately $28.5 million in cash on hand and, based on the current level of collateral pledged, approximately $25.3 million of availability under the MetLife Facility (subject to compliance with covenants).
Future Capital Needs

Our short- and long-term liquidity requirements consist primarily of making distributions to stockholders (including non-controlling OP Unitholders, if any) to maintain our qualification as a REIT, funding our general operating costs, making principal and interest payments on outstanding borrowings, making dividend payments on our Series A Term Preferred Stock and Series B Preferred Stock, and, as capital is available, funding new farmland and farm-related acquisitions consistent with our investment strategy.
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
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related facilities. We continue to actively seek and evaluate acquisitions of additional farms and farm-related facilities that satisfy our investment criteria, and our pipeline of potential acquisitions remains healthy. We have several properties under signed purchase and sale agreements or non-binding letters of intent that we hope to consummate during the first half of 2020. We also have many other properties that are in various other stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
Cash Flow Resources
The following table summarizes total net cash flows for operating, investing, and financing activities for the years ended December 31, 2019 and 2018 (dollars in thousands):

	2019	2018	$ Change	% Change
Net change in cash from:
Operating activities	$21,370	$10,408	$10,962	105.3%
Investing activities	(262,650)	(93,809)	(168,841)	(180.0)%
Financing activities	240,238	95,193	145,045	152.4%
Net change in Cash and cash equivalents	$(1,042)	$11,792	$(12,834)	(108.8)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased for the year ended December 31, 2019, as compared to the prior year, primarily due to additional rental payments received in connection with recent acquisitions, partially offset by increased property operating expenses (driven primarily by temporary generator rental costs for newly-drilled wells on one of our properties) incurred during the year ended December 31, 2019.
Investing Activities
The increase in cash used in investing activities for the year ended December 31, 2019, as compared to the prior-year period, was primarily due to an increase in aggregate cash paid for acquisitions of new farms and capital improvements on existing farms during the year ended December 31, 2019, which was approximately $168.8 million more than the prior year.
Financing Activities
The increase in cash provided by financing activities during the year ended December 31, 2019, as compared to the prior-year period, was primarily due to increases in net borrowings of approximately $111.6 million and net cash proceeds from equity issuances (including the Series B Preferred Stock and our common stock) of approximately $38.9 million for the year ended December 31, 2019, as compared to that of the prior year.
Debt Capital
MetLife Facility

Our facility with Metropolitan Life Insurance Company (“MetLife”) currently consists of a total of $200.0 million of term notes (the “MetLife Term Notes”) and $75.0 million of revolving equity lines of credit. In aggregate, we currently have approximately $161.5 million outstanding under the term notes and $100,000 outstanding under the lines of credit. While approximately $96.4 million of the full commitment amount under the MetLife Facility remains undrawn (including amortizing principal payments made on the term notes), based on the current level of collateral pledged, we currently have approximately $25.3 million of availability under the MetLife Facility. The draw period for the MetLife Term Notes expired on December 31, 2019, with approximately $21.5 million being left undrawn, and MetLife had no obligation to disburse the remaining funds under those notes. We are in the final stages of reaching an agreement with MetLife that would increase our availability under the term note portion of the facility and extend the applicable draw period. As part of this prospective new agreement, we have paid aggregate loan fees of approximately $188,000.
Farmer Mac Facility
As amended on June 16, 2016, our agreement with Federal Agricultural Mortgage Corporation (“Farmer Mac”) provided for bond issuances up to an aggregate amount of $125.0 million (the “Farmer Mac Facility”) by December 11, 2018, after which, Farmer Mac had the option to be relieved of its obligation to purchase additional bonds under this facility. As of December 11, 2018, we had issued aggregate bonds of approximately $108.7 million under the Farmer Mac Facility, and Farmer Mac is not obligated to purchase the remaining unissued bonds. However, since December 11, 2018, we have refinanced three bonds previously issued under the Farmer Mac Facility for total proceeds of approximately $22.0 million, which equaled the aggregate value of the previously-issued bonds. We expect to continue to be able to refinance existing bonds under the facility as they mature (so long as we remain in compliance with the applicable covenants, as we currently are), though Farmer Mac is under no obligation to do so. We are also continuing discussions with Farmer Mac for other borrowing opportunities, including expanding the size of the existing facility and extending its borrowing period; however, there is no guarantee that we will be able to reach terms favorable to us, if at all.
Farm Credit and Other Lenders
Since September 2014, we have closed on 30 separate loans with 10 different Farm Credit associations (for additional information on these associations, see Note 4, “Borrowings,” in the accompanying notes to our consolidated financial statements). We also currently have borrowing relationships with three other agricultural lenders and are continuously reaching out to other lenders to establish prospective new relationships. While we do not have any additional availability under any of these programs based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with existing and new lenders in connection with certain potential new acquisitions in the future. We currently have two farms worth approximately $7.5 million that are unencumbered and eligible to be pledged as collateral.
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2019 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price	Gross Proceeds	Net Proceeds
Series B Preferred Stock(1)	4,537,459	$24.59	$111,585	$102,093
Common Stock – Overnight Public Offerings(2)	2,277,297	11.73	26,713	25,401
Common Stock – ATM Program	606,942	12.94	7,854	7,763

(1)	Includes share redemptions during the applicable time period.

(2)	Includes shares issued as a result of underwriters exercising their over-allotment options.
Our 2017 Registration Statement (as defined in Note 8, “Equity—Registration Statement”) permits us to issue up to an aggregate of $300.0 million in securities (including approximately $29.3 million originally reserved for issuance under our ATM Program and up to $150.0 million reserved for issuance of shares of the Series B Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $102.1 million of common stock (including approximately $27.7 million through our ATM Program) and approximately $137.1 million of Series B Preferred Stock under the 2017 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.
NON-GAAP FINANCIAL INFORMATION
Funds from Operations, Core Funds from Operations, and Adjusted Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) developed funds from operations (“FFO”) as a relative non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis as determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We further present core FFO (“CFFO”) and adjusted FFO (“AFFO”) as additional non-GAAP financial measures of our operational performance, as we believe both CFFO and AFFO improve comparability on a period-over-period basis and are more useful supplemental metrics for investors to use in assessing our operational performance on a more sustainable basis than FFO. We believe that these additional performance metrics, along with the most directly-comparable GAAP measure, provide investors with helpful insight regarding how management measures our ongoing performance, as each of CFFO and AFFO (and their respective per-share amounts) are used by management and our board of directors, as appropriate, in assessing overall performance, as well as in certain decision-making analysis, including, but not limited to, the timing of acquisitions and potential equity raises (and the type of securities to offer in any such equity raises), the determination of any fee credits, and declarations of distributions on our common stock. The non-GAAP financial measures presented herein have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results calculated in accordance with GAAP. We believe that net income is the most directly-comparable GAAP measure to each of FFO, CFFO, and AFFO.
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
We calculate CFFO by adjusting FFO for the following items:

•
Acquisition- and disposition-related expenses. Acquisition- and disposition-related expenses (including due diligence costs on acquisitions not consummated and certain auditing and accounting fees incurred that were directly related to completed acquisitions or dispositions) are incurred for investment purposes and do not correlate with the ongoing operations of our existing portfolio. Further, certain auditing and accounting fees incurred vary depending on the number and complexity of acquisitions or dispositions completed during the period. Due to the inconsistency in which these costs are incurred and how they have historically been treated for accounting purposes, we believe the exclusion of these expenses improves comparability of our operating results on a period-to-period basis.

Other adjustments. We will adjust for certain non-recurring charges and receipts and will explain such adjustments accordingly. During the three months ended June 30, 2018, we modified our definitions of CFFO and AFFO to exclude the net incremental impact of the farming operations conducted through Land Advisers (the “Incremental TRS Operations”), as we do not anticipate this to be an ongoing aspect of our core operations. As such, we believe the exclusion of these amounts improves comparability of our operating results on a period-to-period basis and will apply the same modified definitions of CFFO and AFFO for all prior-year periods presented to provide consistency and better comparability.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the years ended December 31, 2019 and 2018 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Years Ended December 31,
	2019	2018
Net income	$1,762	$2,766
Less: Dividends declared on Series B Preferred Stock	(4,240)	(379)
Net (loss) income available to common stockholders and non-controlling OP Unitholders	(2,478)	2,387
Plus: Real estate and intangible depreciation and amortization	12,790	9,375
Plus (less): Losses (gains) on dispositions of real estate assets, net	328	(5,532)
Adjustments for unconsolidated entities(1)	1	—
FFO available to common stockholders and non-controlling OP Unitholders	10,641	6,230
Plus: Acquisition- and disposition-related expenses	380	274
(Less) plus: Other (receipts) charges, net(2)	(1)	1,790
CFFO available to common stockholders and non-controlling OP Unitholders	11,020	8,294
Net rent adjustments	(382)	(485)
Plus: Amortization of debt issuance costs	630	582
AFFO available to common stockholders and non-controlling OP Unitholders	$11,268	$8,391

Weighted average common stock outstanding—basic & diluted	19,602,533	15,503,341
Weighted-average common OP Units outstanding(3)	235,613	809,022
Weighted-average total common shares outstanding	19,838,146	16,312,363

Diluted FFO per weighted average total common share	$0.54	$0.38
Diluted CFFO per weighted average total common share	$0.56	$0.51
Diluted AFFO per weighted average total common share	$0.57	$0.51

(1)	Represents our pro-rata share of depreciation expense recorded in unconsolidated entities during the period.

(2)
Consists of net property and casualty (recoveries) losses recorded and the cost of related repairs expensed during each period as a result of the damage to certain irrigation improvements and, for the year ended December 31, 2018, only, the net impact of the Incremental TRS Operations.

(3)	Represents OP Units held by non-controlling OP Unitholders during the respective periods.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of December 31, 2019, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	26	13,330	12,241	$253,661	$252,932	28.8%
Third-party Appraisal(2)	85	73,205	57,744	541,108	624,553	71.2%
Total	111	86,535	69,985	$794,769	$877,485	100.0%

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.

(2)	Appraisals performed between March 2019 and December 2019.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of December 31, 2019, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$680 – $87,500	$29,512
Market Rent (per farmable acre)	$250 – $4,600	$2,984
Market Capitalization Rate	3.75% – 10.00%	4.41%

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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of December 31, 2019, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended December 31, 2019, from the prior value basis as of September 30, 2019, is provided in the table below (dollars in thousands):

Total portfolio fair value as of September 30, 2019		$824,506
Plus: Acquisition of six new farms during the three months ended December 31, 2019		51,690
Plus net value appreciation during the three months ended December 31, 2019:
10 farms valued via third-party appraisals	$1,289
Total net appreciation for the three months ended December 31, 2019		1,289
Total portfolio fair value as of December 31, 2019		$877,485
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of December 31, 2019, was approximately $484.7 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $484.9 million. In addition, using the closing stock price as of December 31, 2019, the fair value of the Series A Term Preferred Stock was determined to be approximately $29.6 million, as compared to a carrying value (excluding unamortized related issuance costs) of approximately $28.8 million. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series B Preferred Stock to be $25.00 per share as of December 31, 2019 (see Exhibit 99.1 to this Form 10-K).
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
As of December 31, 2019, we estimate the NAV per common share to be $11.41. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$278,970
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(794,769)
Plus: estimated fair value of real estate holdings(2)	877,485
Net fair value adjustment for real estate holdings		82,716
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	513,699
Less: fair value of aggregate long-term indebtedness(3)(4)	(514,233)
Net fair value adjustment for long-term indebtedness		(534)
Estimated NAV		$361,152
Less: fair value of Series B Preferred Stock(5)		(118,897)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$242,255
Total common shares and OP Units outstanding(6)		21,224,961
Estimated NAV per common share and non-controlling OP Unit		$11.41

(1)	Per Net Cost Basis as presented in the table above.

(2)	Per Current Fair Value as presented in the table above.

(3)	Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series A Term Preferred Stock.

(4)	Long-term notes and bonds payable were valued using a discounted cash flow model. The Series A Term Preferred Stock was valued based on its closing stock price as of December 31, 2019.

(5)	Valued at the security’s liquidation value, as discussed above.

(6)	Includes 20,936,658 shares of common stock and 288,303 OP Units held by non-controlling OP Unitholders.
A quarterly rollforward in the estimated NAV per common share and OP Unit for the three months ended December 31, 2019, is provided below:

Estimated NAV per common share as of September 30, 2019		$11.49
Less net loss available to common stockholders and non-controlling OP Unitholders		(0.03)
Plus net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.07
Net change in unrealized fair value of long-term indebtedness	0.19
Net change in valuations		0.26
Less distributions on common stock and OP Units		(0.13)
Less net dilutive effect of equity issuances		(0.18)
Estimated NAV per common share and OP Unit as of December 31, 2019		$11.41

(1)
The net change in unrealized fair value of our farmland portfolio consists of three components: (i) an increase of $0.06 per share due to the net appreciation in value of the farms that were valued during the three months ended December 31, 2019, (ii) an increase of $0.18 per share due to the aggregate depreciation and amortization expense recorded during the three months ended December 31, 2019, and (iii) a decrease of $0.17 per share due to capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.

Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $11.41 as of December 31, 2019, based on the calculation above, the closing price of our common stock on December 31, 2019, was $12.97.
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
February 19, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Gladstone Land Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Gladstone Land Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
February 19, 2020
We have served as the Company’s auditor since 2005.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per-share data)

	December 31, 2019	December 31, 2018
ASSETS
Investments in real estate, net	$792,081	$538,953
Lease intangibles, net	4,827	5,686
Cash and cash equivalents	13,688	14,730
Other assets, net	6,191	5,750
TOTAL ASSETS	$816,787	$565,119

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	481,829	335,788
Series A cumulative term preferred stock, $0.001 par value; $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of December 31, 2019 and 2018, net	28,359	28,124
Accounts payable and accrued expenses	10,132	9,152
Due to related parties, net	2,169	945
Other liabilities, net	15,228	9,957
Total liabilities	537,817	384,066
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value; $25.00 per share liquidation preference; 6,500,000 shares authorized, 4,755,869 shares issued and outstanding as of December 31, 2019; 1,144,393 shares issued and outstanding as of December 31, 2018	5	1
Common stock, $0.001 par value; 91,500,000 shares authorized, 20,936,658 shares issued and outstanding as of December 31, 2019; 17,891,340 shares issued and outstanding as of December 31, 2018	21	18
Additional paid-in capital	315,770	202,053
Accumulated other comprehensive loss	(390)	—
Distributions in excess of accumulated earnings	(38,785)	(25,826)
Total stockholders’ equity	276,621	176,246
Non-controlling interests in Operating Partnership	2,349	4,807
Total equity	278,970	181,053
TOTAL LIABILITIES AND EQUITY	$816,787	$565,119

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)

	For the Years Ended December 31,
	2019	2018
OPERATING REVENUES:
Lease revenue, net	$40,692	$29,362
Other operating revenue	—	7,325
Total operating revenues	40,692	36,687
OPERATING EXPENSES:
Depreciation and amortization	12,790	9,375
Property operating expenses	2,473	2,043
Base management fee	3,623	2,837
Incentive fee	847	—
Capital gains fee	—	628
Administration fee	1,207	1,275
General and administrative expenses	1,989	1,751
Other operating expenses	—	7,680
Total operating expenses	22,929	25,589
Credits to fees from Adviser	(1,543)	(1,014)
Total operating expenses, net of credits to fees	21,386	24,575
OTHER INCOME (EXPENSE):
Other income	938	373
Interest expense	(16,331)	(12,130)
Dividends declared on Series A cumulative term preferred stock	(1,833)	(1,833)
(Loss) gain on dispositions of real estate assets, net	(328)	5,532
Property and casualty recovery (loss), net	10	(194)
Loss on write-down of crop inventory	—	(1,094)
Total other expense, net	(17,544)	(9,346)
NET INCOME	1,762	2,766
Net income attributable to non-controlling interests	(21)	(137)
NET INCOME ATTRIBUTABLE TO THE COMPANY	1,741	2,629
Dividends declared on Series B cumulative redeemable preferred stock	(4,240)	(379)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,499)	$2,250

(LOSS) EARNINGS PER COMMON SHARE:
Basic and diluted	$(0.13)	$0.15
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	19,602,533	15,503,341

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(In thousands, except share and per-share data)

	For the Years Ended December 31,
	2019	2018
COMPREHENSIVE INCOME:
Net income attributable to the Company	$1,741	$2,629
Change in fair value related to interest rate hedging instruments	(390)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$1,351	$2,629

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2017	0	$—	13,791,574	$14	$129,705	$—	$(19,802)	$109,917	$8,034	$117,951
Issuance of Series B Preferred Stock, net	1,144,393	1	0	—	25,600	—	—	25,601	—	25,601
Redemptions of OP Units	0	—	397,811	—	4,886	—	—	4,886	(5,409)	(523)
Issuance of common stock, net	0	—	3,701,955	4	44,333	—	—	44,337	—	44,337
Net income	0	—	0	—	—	—	2,629	2,629	137	2,766
Dividends—Series B Preferred Stock	0	—	0	—	—	—	(379)	(379)	—	(379)
Distributions—OP units and common stock	0	—	0	—	—	—	(8,274)	(8,274)	(426)	(8,700)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	0	—	0	—	(2,471)	—	—	(2,471)	2,471	—
Balance at December 31, 2018	1,144,393	$1	17,891,340	$18	$202,053	$—	$(25,826)	$176,246	$4,807	$181,053
Issuance of Series B Preferred Stock, net	3,626,076	4	0	—	80,738	—	—	80,742	—	80,742
Redemptions of Series B Preferred Stock	(14,600)	—	0	—	(340)	—	—	(340)	—	(340)
Issuance of OP Units as consideration in real estate acquisitions, net	0	—	0	—	—	—	—	—	3,275	3,275
Redemptions of OP Units	0	—	570,879	1	4,714	—	—	4,715	(4,715)	—
Issuance of common stock, net	0	—	2,474,439	2	27,695	—	—	27,697	—	27,697
Accumulated Other Comprehensive Income	0	—	0	—	—	(390)	—	(390)	—	(390)
Net income	0	—	0	—	—	—	1,741	1,741	21	1,762
Dividends—Series B Preferred Stock	0	—	0	—	—	—	(4,240)	(4,240)	—	(4,240)
Distributions—common stock and OP Units	0	—	0	—	—	—	(10,460)	(10,460)	(129)	(10,589)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	0	—	0	—	910	—	—	910	(910)	—
Balance at December 31, 2019	4,755,869	$5	20,936,658	$21	$315,770	$(390)	$(38,785)	$276,621	$2,349	$278,970
The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,762	$2,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,790	9,375
Amortization of debt issuance costs	630	582
Amortization of deferred rent assets and liabilities, net	(336)	(398)
Bad debt expense	13	153
Loss (gain) on dispositions of real estate assets, net	328	(5,532)
Property and casualty (recovery) loss	(10)	194
Loss on write-down of inventory	—	1,094
Changes in operating assets and liabilities:
Crop inventory and Other assets, net	(896)	(3,151)
Accounts payable and accrued expenses and Due to related parties, net	1,869	1,942
Other liabilities, net	5,220	3,383
Net cash provided by operating activities	21,370	10,408
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(250,007)	(71,436)
Capital expenditures on existing real estate assets	(12,290)	(22,605)
Contributions to unconsolidated real estate entities	(587)	—
Proceeds from dispositions of real estate assets	—	132
Maturity of short-term investment	—	—
Insurance proceeds received capitalized as real estate additions	84
Change in deposits on real estate acquisitions and investments, net	150	100
Net cash used in investing activities	(262,650)	(93,809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	118,357	74,417
Offering costs	(9,186)	(4,186)
Payments for redemptions of OP Units	—	(523)
Payments for redemptions of Series B Preferred Stock	(340)	—
Borrowings from notes and bonds payable	155,659	68,594
Repayments of notes and bonds payable	(8,836)	(23,455)
Borrowings from lines of credit	45,600	29,900
Repayments of lines of credit	(45,600)	(39,800)
Payment of financing fees	(1,181)	(675)
Dividends paid on Series B cumulative redeemable preferred stock	(3,646)	(379)
Distributions paid on common stock	(10,460)	(8,274)
Distributions paid to non-controlling interests in Operating Partnership	(129)	(426)
Net cash provided by financing activities	240,238	95,193
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,042)	11,792
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,730	2,938
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,688	$14,730

The accompanying notes are an integral part of these consolidated financial statements.
GLADSTONE LAND CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid(1)	$15,974	$12,335
NON-CASH OPERATING, INVESTING, AND FINANCING INFORMATION:
Issuance of non-controlling interests in Operating Partnership in conjunction with acquisitions	3,290	—
Operating lease right-of-use assets included in Other assets, net	178	—
Operating lease liabilities included in Other liabilities, net	172	—
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	1,979	2,090
Loss on dispositions of real estate assets, net included in Accounts payable and accrued expenses and Due to related parties, net	122	—
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net		158
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	63	30
Lender holdback on loan issuance	498	—
Unrealized loss related to interest rate hedging instrument	(390)	—
(1) Includes distribution made on our Series A Term Preferred stock

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Only references to the number of farms/properties, acreage, and primary crop use are unaudited.
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
Organization
We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of December 31, 2019 and 2018, the Company owned approximately 98.6% and 96.9%, respectively, of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).

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
Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, and other of our acquisitions involve the acquisition of farmland that is already being operated as rental property, in which case we will typically assume the lease in place at the time of acquisition. Prior to us early adopting Accounting Standards Update (“ASU”) 2017-01, “Clarifying the Definition of a Business” (as further described in Note 3, “Real Estate and Intangible Assets—Acquisitions”), acquisitions of farmland already being operated as rental property were generally considered to be business combinations under Accounting Standards Codification (“ASC”) 805, “Business Combinations.” However, after our adoption of ASU 2017-01, effective October 1, 2016, we now generally consider both types of acquisitions to be asset acquisitions under ASC 360, “Property Plant and Equipment.”
Regardless of whether an acquisition is considered an asset acquisition or a business combination, both ASC 360 and ASC 805 require that the purchase price of real estate be allocated to (i) the tangible assets acquired and liabilities assumed, typically consisting of land, buildings, improvements, horticulture, and long-term debt, and, if applicable, (ii) any identifiable intangible assets and liabilities, which may consist of the values of above- and below-market leases, in-place lease values, lease origination costs, and tenant relationships, based in each case on their fair values. In addition, ASC 360 requires us to capitalize the transaction costs incurred in connection with the acquisition, whereas ASC 805 required that all costs related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.
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
The value of in-place leases and certain lease origination costs (if any) are amortized to amortization expense on a straight-line basis over the remaining, non-cancelable terms of the respective leases. The value of tenant relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease at the existing property or entering into a lease at a different property we own, is amortized to amortization expense over the remaining lease term and any anticipated renewal periods in the respective leases.
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
We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of December 31, 2019 and 2018, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
Tenant Improvements
From time to time, our tenants may pay for improvements on certain of our properties with the ownership of the improvements remaining with us, in which case we will record the cost of such improvements as an asset (tenant improvements, included within Investments in real estate, net), along with a corresponding liability (deferred rent liability, included within Other liabilities, net) on our Consolidated Balance Sheets. When we are determined to be the owner of the tenant improvements, such improvements will be depreciated, and the related deferred rent liability will be amortized as an addition to rental income, each over the shorter of the useful life of the respective improvement or the remaining term of the existing lease in place. If the tenant is determined to be the owner of the tenant improvements, any tenant improvements funded by us are treated as a lease incentive and amortized as a reduction of rental income over the remaining term of the existing lease in place.
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
Cash and Cash Equivalents
We consider cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. Our cash and cash equivalents as of December 31, 2019 and 2018 were held in the custody of one financial institution, and our balance at times may exceed federally-insurable limits. We did not have any restricted cash or restricted cash equivalents as of December 31, 2019 or 2018.
Crop Inventory and Crop Sales
Crop Inventory
From October 17, 2017, through July 31, 2018, Land Advisers operated a 169-acre farm located in Ventura County, California, under a short-term lease (see Note 6, “Related-Party Transactions—TRS Lease Assumption” for further discussion on this lease assignment). Costs incurred by Land Advisers in operating the farm generally consisted of growing costs (including the costs of land preparation, plants, fertilizers and pesticides, and labor costs), harvesting and selling costs (including labor costs for harvesting, packaging and cooling costs, and sales commissions), and certain overhead costs (including management/oversight costs). Due to certain market conditions during the year ended December 31, 2018 (primarily the existence of bumper crops in all of the strawberry-growing regions within California), we were unable to sell all of the crops and therefore assessed the market value of such unsold crops to be zero. Accordingly, we wrote down the cost of crop inventory to its estimated net realizable value of zero and recorded a loss during the year ended December 31, 2018, of approximately $1.1 million, included within Loss on write-down of crop inventory on the accompanying Consolidated Statement of Operations and Comprehensive Income.
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
Revenue from the sale of harvested crops and accumulated costs allocated to the crops sold for the year ended December 31, 2018, are shown in the following table (dollars in thousands, except for footnotes):

Sales revenue(1)	$7,308
Cost of sales(2)	(7,680)

(1)	Included within Other operating revenue on the accompanying Consolidated Statements of Operations and Comprehensive Income.

(2)
Included within Other operating expenses on the accompanying Consolidated Statements of Operations and Comprehensive Income. Excludes rent expense owed to the Company and interest expense owed on a loan from the Company to Land Advisers, both of which expenses were eliminated in consolidation. Also excludes the allocation of a fee earned by our Adviser from Land Advisers of approximately $176,000 during the year ended December 31, 2018, which is included within Base management fee on the accompanying Consolidated Statements of Operations and Comprehensive Income (see Note 6, “Related-Party Transactions—TRS Fee Arrangements—TRS Expense Sharing Agreement” for further discussion on this fee).

The lease to Land Advisers expired on July 31, 2018, after which we leased the farm to a new, unrelated third-party tenant under a 10-year lease that commenced on August 1, 2018.
Debt Issuance Costs
Debt issuance costs consist of costs incurred to obtain debt financing, including legal fees, origination fees, and administrative fees. Costs associated with our long-term borrowings are deferred and amortized over the terms of the respective financings using the straight-line method, which approximates the effective interest method. In the case of our lines of credit, the straight-line method is used due to the revolving nature of the financing instrument. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense. In addition, in accordance with ASC 470, “Debt,” when a financing arrangement is amended so that the only material change is an increase in the borrowing capacity, the unamortized deferred financing costs from the prior arrangement is amortized over the term of the new arrangement.
In accordance with ASU 2015-15, unamortized debt issuance costs associated with our lines of credit are reported as an asset and are included in Other assets, net on the accompanying Consolidated Balance Sheets. In accordance with ASU 2015-03, unamortized debt issuance costs related to long-term borrowings are reported as a deduction from the carrying amount of the related debt liability and are included in Notes and bonds payable, net on the accompanying Consolidated Balance Sheets. In both cases, the amortization of debt issuance costs is included as a component of interest expense on the accompanying Consolidated Statements of Operations. During the years ended December 31, 2019 and 2018, we recorded approximately $630,000 and $582,000, respectively, of total amortization expense related to debt issuance costs.
Deferred Offering Costs
We account for offering costs in accordance with SEC Staff Accounting Bulletin Topic 5.A., which states that incremental offering costs directly attributable to a proposed or actual offering of securities may be deferred and charged against the gross proceeds of such offering. Accordingly, costs incurred related to our ongoing equity offerings are included in Other assets, net on the accompanying Consolidated Balance Sheets and are ratably applied to the cost of equity as the related securities are issued. If an equity offering is subsequently terminated, the remaining, unallocated portion of the related deferred offering costs are charged to expense in the period such offering is aborted and recorded as General and administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Income.
Other Assets and Other Liabilities
Other assets, net generally consists primarily of net deferred rent assets, rents receivable, deferred offering costs, prepaid expenses, deferred financing costs associated with our lines of credit, operating lease right-of-use assets, deposits on potential real estate acquisitions, and other miscellaneous receivables. As of December 31, 2019, the balance in Other assets, net also consists of approximately $1.7 million for the cost of five industrial generators used to provide power for newly-drilled wells on certain of our farms until such wells were connected to a permanent power source, as well as approximately $587,000 attributable to an ownership interest in an LLC acquired in connection with a property acquisition during the year ended December 31, 2019 (see “—Investments in Unconsolidated Entities” below and also Note 3, “Real Estate and Lease Intangibles—Acquisitions—2019 Acquisitions” for further discussion on the LLC ownership interest acquired).
Other liabilities, net generally consists primarily of rents received in advance, net deferred rent liabilities, and operating lease liabilities. As of December 31, 2019, the balance in Other liabilities, net also consists of a net liability of approximately $390,000 related to changes in fair value of various interest rate swap agreements we are party to.
Investments in Unconsolidated Entities
We determine if an entity is a variable interest entity (“VIE”) in accordance with ASC Topic 810, “Consolidation.” For an entity in which we have acquired an interest, the entity will be considered a VIE if either of the following characteristics are met: (i) the entity lacks sufficient equity to finance its activities without additional subordinated financial support, or (ii) equity holders, as a group, lack the characteristics of a controlling financial interest. We evaluate all significant investments in real estate-related assets to determine if they are VIEs, utilizing judgment and estimates that are inherently subjective.
If an entity is determined to be a VIE, we then determine whether to consolidate the entity as the primary beneficiary. The primary beneficiary has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the entity.
As of December 31, 2019, we concluded that we had one investment in a VIE, and because we are not the primary beneficiary, we did not consolidate the entity. However, as our investment in the VIE is deemed to constitute “significant influence,” we have accounted for this investment in a VIE under the equity method of accounting in accordance with ASC 323, “Investments—Equity Method and Joint Ventures.” We have recorded our investment at cost and will adjust the carrying amount of the investment to recognize our share of any earnings or losses of the investee. Our investment in the unconsolidated entity is included within Other assets, net on the accompanying Condensed Balance Sheet, and our share of any earnings or losses of the unconsolidated entity will be reflected on the Consolidated Statements of Operations and Comprehensive Income. There were no material earnings or losses recognized by the unconsolidated entity during our period of ownership; thus, no net income or loss was recorded by us during the year ended December 31, 2019.
Non-controlling Interests
Non-controlling limited interests in our Operating Partnership (“OP Units”) are those OP Units not owned by us. We evaluate whether OP Units held by non-controlling OP Unitholders are subject to redemption features outside of our control. As of both December 31, 2019 and 2018, the OP Units held by non-controlling OP Unitholders are redeemable at the option of the holder for cash or, at our election, shares of our common stock and thus are reported in the equity section of the Consolidated Balance Sheets but separate from stockholders’ equity. The amount reported for such non-controlling interests on the Consolidated

Statements of Operations and Comprehensive Income represent the portion of income (loss) from the Operating Partnership not attributable to us. At the end of each reporting period, we determine the amount of equity (at book value) that is allocable to non-controlling interests based upon the respective ownership interests. To reflect such non-controlling interests’ equity interest in the Company, an adjustment is made to non-controlling interests, with a corresponding adjustment to paid-in capital, as reflected on the Consolidated Statements of Equity.
Revenue Recognition
Lease revenue includes rents that each tenant pays in accordance with the terms of its respective lease, reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals, which we recognize on a straight-line basis. In the event that the collectability of rental payments with respect to any given tenant is in doubt, the revenue recognition pattern for that particular lease would convert from a straight-line basis to a cash basis. We are not currently recognizing any lease revenues on a cash basis. Certain other leases provide for additional rental payments that are based on a percentage of the gross crop revenues earned on the farm, which we refer to as participation rents. Such contingent revenue is generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. As a result, depending on the circumstances of each lease, certain participation rents may be recognized by us in the year the crop was harvested, while other participation rents may be recognized in the year following the harvest. During the years ended December 31, 2019 and 2018, we recorded total participation rents of approximately $2.3 million and $1.2 million, respectively.
Deferred rent receivable, included in Other assets on the accompanying Consolidated Balance Sheets, includes the cumulative difference between rental revenue as recorded on a straight-line basis and cash rents received from the tenants in accordance with the lease terms. In addition, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We perform a quarterly review of the net deferred rent receivable balance as it relates to straight-line rents and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions of the industry in which the tenant operates, and economic and agricultural conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record a direct write-off of the specific rent receivable, with a corresponding adjustment to lease revenue. During the year ended December 31, 2018, we wrote off approximately $108,000 of aggregate deferred rent asset and rent receivable balances related to early terminations of certain leases.
Tenant recovery revenue includes payments received from tenants as reimbursements for certain operating expenses, such as property taxes and insurance premiums. These expenses and their subsequent reimbursements are recognized under property operating expenses as incurred and tenant recovery revenue as earned, respectively, and are recorded in the same periods. We do not record any tenant recovery revenue or property operating expenses associated with costs paid directly by our tenants for net-leased properties.
Other Income
We record non-operating and unusual or infrequent income as Other income on our Consolidated Statements of Operations and Comprehensive Income. Other income recorded for each of the years ended December 31, 2019 and 2018 was primarily from interest patronage received on certain of our long-term borrowings (see Note 4, “Borrowings,” for additional information on interest patronage recorded during each of the years ended December 31, 2019 and 2018). In addition, during the year ended December 31, 2019, we recognized $170,000 of income related to a sale agreement for one of our farms that was terminated. Payments received from the potential buyer of the farm were initially deferred and were then recognized as income upon termination of the agreement.
Involuntary Conversions and Property and Casualty Loss
We account for involuntary conversions, for example, when a nonmonetary asset, such as property or equipment, is involuntarily converted to a monetary asset, such as insurance proceeds, in accordance with ASC 606, “Revenue Recognition – Gains and Losses,” which requires us to recognize a gain or a loss equal to the difference between the carrying amount of the nonmonetary asset and the amount of monetary assets received. Further, in accordance with ASC 450, “Contingencies,” if recovery of the loss is considered to be probable, we will recognize a receivable for the amount expected to be covered by insurance proceeds, not to exceed the related loss recognized, unless such amounts have been realized.
(Loss) Gain on Dispositions of Real Estate Assets
We recognize net (losses) or gains on dispositions of real estate assets either upon the abandonment of an asset before the end of its useful life or upon the closing of a transaction (be it an outright sale of a property or the sale of a perpetual, right-of-way easement on all or a portion of a property) with the purchaser. When a real estate asset is abandoned prior to the end of its useful life, a loss is recorded in an amount equal to the net book value of the related real estate asset at the time of abandonment. In the case of a sale of a property, a (loss) gain is recorded to the extent that the total consideration received for a property is (less) more than the property’s net carrying value (plus any closing costs incurred) at the time of the sale. Gains are recognized using the full accrual method (i.e., when the collectability of the sales price is reasonably assured, we are not obligated to perform additional activities that may be considered significant, the initial investment from the buyer is sufficient, and other profit recognition criteria have been satisfied). Gains on sales of real estate assets may be deferred in whole or in part until the requirements for gain recognition have been met.
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
Since January 1, 2013, Land Advisers has been treated as a wholly-owned TRS that is subject to federal and state income taxes. From October 17, 2017, through July 31, 2018, Land Advisers assumed the operations on one of our farms in California (see Note 6, “Related-Party Transactions—TRS Lease Assumption—TRS Fee Arrangements—TRS Expense Sharing Agreement”). There was no material taxable income or loss from Land Advisers for either tax year ended December 31, 2019 or 2018. In addition, there had been no activity in Land Advisers prior to 2017.
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
We perform an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. As of December 31, 2019 and 2018, we had no provisions for uncertain tax positions. The prior three tax years remain open for an audit by the Internal Revenue Service.
Comprehensive Income
We record the effective portion of changes in the fair value of the interest rate swap agreements that qualify as cash flow hedges to accumulated other comprehensive income. For the year ended December 31, 2019, we reconciled net income attributable to the Company to comprehensive income attributable to the Company on the accompanying Consolidated Statements of Operations and Comprehensive Income. Prior to the year ended December 31, 2019, comprehensive income equaled net income; therefore, a separate statement of comprehensive income was not included in the accompanying consolidated financial statements.
Segment Reporting
We manage our operations on an aggregated, single-segment basis for purposes of assessing performance and making operating decisions and, accordingly, have only one reporting and operating segment.
Reclassifications

On the accompanying Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019, operating rental revenue has been reclassified to be displayed in accordance with ASU 2016-02 (as defined below), which was adopted on January 1, 2019, and acquisition-related expenses have been reclassified to be included within general and administrative expenses. These reclassifications had no impact on previously-reported net income, equity, or net change in cash and cash equivalents.
Recently-Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which was amended in each of March, April, May, and December of 2016. ASU 2014-09, as amended, supersedes or replaces nearly all GAAP revenue recognition guidance and establishes a new, control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We adopted ASU 2014-09 on January 1, 2018, using the modified retrospective method, under which the cumulative effect of initially applying the guidance was recognized at the date of initial application. Our adoption of ASU 2014-09 did not have a material impact on our results of operations or financial condition, as the primary impact of this update is related to common area maintenance and other material tenant reimbursements, whereas the majority of our revenue is from rental income pursuant to net-lease agreements, with very little being attributed to tenant recoveries. The impact of ASU 2014-09 did not take effect until the new leasing standard (ASU 2016-02, as defined below) became effective on January 1, 2019.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair market value through net income. The standard also requires that financial assets measured at amortized cost be presented at the net amount anticipated to be collected via an allowance for credit losses that is deducted from the amortized cost basis. Pursuant to ASU 2016-13, we will be required to measure all expected credit losses based upon historical experience, current conditions, and reasonable (and supportable) forecasts that affect the collectability of the financial asset. We are currently evaluating the impact from adopting ASU 2016-13, which is effective for fiscal years beginning after December 15, 2019, and we do not anticipate its adoption will have a material impact on our consolidated financial statements.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 111 farms we owned as of December 31, 2019 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)	42	14,830	13,610	$420,537	$261,957
Florida	23	20,770	16,256	211,132	133,327
Arizona(4)	6	6,280	5,228	55,941	22,427
Colorado	10	31,448	24,513	42,125	27,089
Nebraska	8	7,104	6,402	27,439	17,246
Michigan	15	962	682	12,408	7,646
Texas	1	3,667	2,219	8,335	5,227
Washington	1	746	417	8,302	5,052
Oregon	3	418	363	6,266	3,840
North Carolina	2	310	295	2,284	1,238
	111	86,535	69,985	$794,769	$485,049

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Specifically, includes Investments in real estate, net (excluding improvements paid for by the tenant) and Lease intangibles, net; plus net above-market lease values, lease incentives, and net investments in special-purpose LLCs included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Consolidated Balance Sheets.

(2)	Excludes approximately $3.1 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Consolidated Balance Sheets.

(3)
Includes ownership in a special-purpose LLC that owns a pipeline conveying water to one of our properties. As of December 31, 2019, this investment had a carrying value of approximately $587,000 and is included within Other assets, net on the accompanying Consolidated Balance Sheet.

(4)
Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $2.1 million as of December 31, 2019 (included in Lease intangibles, net on the accompanying Consolidated Balance Sheet).

Real Estate

The following table sets forth the components of our investments in tangible real estate assets as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Real estate:
Land and land improvements	$583,247	$417,310
Irrigation and drainage systems	108,222	71,583
Horticulture	107,941	48,894
Farm-related facilities	20,665	18,510
Other site improvements	7,180	6,707
Real estate, at gross cost	827,255	563,004
Accumulated depreciation	(35,174)	(24,051)
Real estate, net	$792,081	$538,953
Real estate depreciation expense on these tangible assets was approximately $11.2 million and $8.2 million for the years ended December 31, 2019 and 2018, respectively.
Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of December 31, 2019 and 2018, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.2 million and $2.4 million, respectively. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $292,000 and $334,000 during the years ended December 31, 2019 and 2018, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying value of certain lease intangible assets and the related accumulated amortization as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Lease intangibles:
Leasehold interest – land	$3,498	$3,498
In-place leases	2,293	2,046
Leasing costs	2,066	1,963
Tenant relationships	414	414
Lease intangibles, at gross cost	8,271	7,921
Accumulated amortization	(3,444)	(2,235)
Lease intangibles, net	$4,827	$5,686
Total amortization expense related to these lease intangible assets was approximately $1.6 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019		December 31, 2018
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$111	$(41)	$126	$(18)
Below-market lease values and other deferred revenues(2)	(886)	257	(917)	202
	$(775)	$216	$(791)	$184

(1)
Net above-market lease values and lease incentives are included as part of Other assets, net on the accompanying Consolidated Balance Sheets, and the related amortization is recorded as a reduction of Lease revenue on the accompanying Consolidated Statements of Operations and Comprehensive Income.

(2)
Net below-market lease values and other deferred revenue are included as a part of Other liabilities, net on the accompanying Consolidated Balance Sheets, and the related accretion is recorded as an increase to Lease revenue on the accompanying Consolidated Statements of Operations and Comprehensive Income.

Total amortization related to above-market lease values and lease incentives was approximately $128,000 and $13,000 for the years ended December 31, 2019 and 2018, respectively. Total accretion related to below-market lease values and other deferred revenues was approximately $172,000 and $77,000 for the years ended December 31, 2019 and 2018, respectively. In addition, we wrote off approximately $105,000 and $117,000 of deferred rent assets and deferred rent liabilities, respectively, during the year ended December 31, 2019, due to expiration of their respective amortization or accretion periods.
The estimated aggregate amortization expense to be recorded related to in-place lease values, leasing costs, and tenant relationships and the estimated net impact on lease revenue from the amortization of above-market lease values and lease incentives or accretion of above-market lease values and other deferred revenues for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Period		Estimated Amortization Expense	Estimated Net Increase (Decrease) to Lease Revenue
For the fiscal years ending December 31:	2020	$1,374	$137
	2021	1,062	113
	2022	780	115
	2023	692	108
	2024	624	89
	Thereafter	295	(3)
		$4,827	$559
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
2019 Acquisitions
During the year ended December 31, 2019, we acquired 26 new farms, which are summarized in the table below (dollars in thousands, except for footnotes).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)	New Long-term Debt
Somerset Road	Lincoln, NE	1/22/2019	695	1	Popcorn & edible beans	4.9 years	1 (5 years)	$2,400	$33	$126	$1,440
Greenhills Boulevard(3)	Madera, CA	4/9/2019	928	1	Pistachios	10.6 years	2 (5 years)	28,550	141	1,721	17,130
Van Buren Trail	Van Buren, MI	5/29/2019	159	2	Blueberries & cranberries	10.6 years	2 (5 years)	2,682	26	206	1,609
Blue Star Highway	Allegran & Van Buren, MI	6/4/2019	357	8	Blueberries	10.6 years	2 (5 years)	5,100	30	390	3,060
Yolo County Line Road	Yolo, CA	6/13/2019	542	1	Olives for olive oil	14.6 years	1 (5 years)	9,190	68	624	5,514
San Juan Grade Road(4)	Monterey, CA	7/11/2019	324	1	Strawberries & vegetables	0.3 years	None	9,000	68	632	5,400
West Citrus Boulevard(5)	Martin, FL	7/22/2019	3,586	1	Water retention	8.4 years	2 (10 years)	57,790	516	3,696	37,700
Sutter Avenue I(3)(6)	Fresno, CA	8/16/2019	1,011	1	Pistachios	8.2 years	2 (5 years)	33,000	146	2,106	16,500
Las Posas Road(7)	Ventura, CA	8/28/2019	413	3	Sod & vegetables	3.3 years	1 (2 years)	21,320	111	1,283	12,792
Withers Road(8)	Napa, CA	8/29/2019	366	1	Wine grapes	10.3 years	2 (10 years)	32,000	84	2,256	19,254
Highway 17(9)	Hayes, NE	10/7/2019	2,561	3	Corn, soybeans, & edible beans	0.2 years	None	9,690	44	489	5,739
Indian Highway(10)	Hayes & Hitchcock, NE	10/7/2019	1,289	2	Corn, soybeans, & edible beans	0.3 years	None	5,000	36	788	3,045
Sutter Avenue II(3)(6)	Fresno, CA	11/1/2019	1,099	1	Pistachios	8.0 years	2 (5 years)	37,000	73	2,365	25,500
			13,330	26				$252,722	$1,376	$16,682	$154,683

(1)	Includes approximately $76,000 of aggregate external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.

(2)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the respective leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(3)
Leases provide for a participation rent component based on the gross crop revenues earned on the respective farms. The rent figures above represent only the minimum cash guaranteed under the respective leases.

(4)
In connection with the acquisition of this property, we executed a six-year, follow-on lease with a new tenant that will commence upon the expiration of the four-month lease executed on the date of acquisition. The follow-on lease includes one, four-year extension option and provides for minimum annualized straight-line rents of approximately 606,000. In connection with the follow-on lease, we committed to provide up to $100,000 for certain irrigation improvements on the property.

(5)	As partial consideration for the acquisition of this property, we issued 288,303 OP Units, constituting an aggregate fair value of approximately $3.3 million as of the acquisition date.

(6)
In connection with the acquisition of Sutter Avenue (which occurred in two phases), we also acquired an ownership in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to this and other neighboring properties. On August 16, 2019, we acquired an 11.75% ownership interest in the LLC that was valued at approximately $280,000 at the time of acquisition. On November 1, 2019, we acquired an additional 13.25% interest in the LLC that was valued at approximately $307,000 at the time of acquisition. As our investment in the LLC is deemed to constitute “significant influence,” we have accounted for this investment under the equity method. From the commencement of our ownership in the LLC through December 31, 2019, there was no material income or loss recognized by the LLC; thus, no net income or loss was recorded by us during the year ended December 31, 2019. Our combined 25.0% ownership interest in the LLC, which had an aggregate carrying value of approximately $587,000 as of December 31, 2019, is included within Other assets, net on the accompanying Consolidated Balance Sheet.

(7)
In connection with this acquisition, we executed two separate lease agreements with two different, unrelated third-party tenants. The lease term of 3.3 years represents the weighted-average term of the two leases. In addition, pursuant to one of these lease agreements, we committed to provide up to $1.0 million for certain irrigation improvements on the property.

(8)
In connection with the acquisition of this property, we committed to provide up to approximately $4.0 million as additional compensation, contingent upon the County of Napa approving the planting of additional vineyards on up to 47 acres of the property by February 25, 2020. We are currently unable to estimate when this approval will be obtained, if at all. If approval is obtained, we have also committed to contribute up to 40,000 per approved acre for the development of such vineyards. As provided for in the lease, we will earn additional rent on all of the aforementioned costs, if any, incurred by us.

(9)
In connection with the acquisition of this property, we executed a 10-year, follow-on lease with a new, unrelated third-party tenant that will commence upon the expiration of the three-month lease executed on the date of acquisition. The follow-on lease provides for minimum annualized straight-line rents of approximately $630,000, plus a participation rent component based on the gross revenues earned on the farm. The farm is expected to be converted to organic farmland by the second half of 2021. In addition, the incoming tenant intends to construct a building on a portion of the property to act as its headquarters, and pursuant to the follow-on lease, we are obligated to purchase the building from the tenant at a price approximately equal to the total construction cost. Construction of this building has not yet begun, and we are unable to estimate the total cost of the building at this time. As stipulated in the follow-on lease, we will earn additional rent on the total construction cost of the building as disbursements are made by us

(10)
In connection with this acquisition, we executed a four-month leaseback agreement with the seller that provides for a fixed rental payment of $250,000. In addition, we also executed a 10-year, follow-on lease with a new, unrelated third-party tenant that will commence upon the expiration of the four-month leaseback agreement. The follow-on lease provides for minimum annualized straight-line rents of approximately $372,000, plus a participation rent component based on the gross revenues earned on the farm. In addition, the farm is expected to be converted to organic farmland by the second half of 2021.

During the year ended December 31, 2019, in the aggregate, we recognized operating revenues of approximately $6.8 million and net income of approximately $2.4 million related to the above acquisitions.
2018 Acquisitions
During the year ended December 31, 2018, we acquired 13 new farms, which are summarized in the table below (dollars in thousands, except for footnotes).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term(1)	Renewal Options	Total Purchase Price	Acquisition Costs	Annualized Straight-line Rent(1)	New Long-term Debt
Taft Highway(2)	Kern, CA	1/31/2018	161	1	Potatoes and Melons	N/A	N/A	$2,945	$32	$—	$1,473
Cemetery Road	Van Buren, MI	3/13/2018	176	1	Blueberries	9.6 years	None	2,100	39	150	1,260
Owl Hammock(3)	Collier & Hendry, FL	7/12/2018	5,630	5	Vegetables and Melons	7.0 years	2 (5 years)	37,350	197	2,148	22,410
Plantation Road	Jackson, FL	9/6/2018	574	1	Peanuts and Melons	2.3 years	None	2,600	35	142	1,560
Flint Avenue	Kings, CA	9/13/2018	194	2	Cherries	15.3 years	1 (5 years)	6,850	61	523	4,110
Sunnyside Avenue(4)	Madera, CA	11/1/2018	951	1	Figs and Pistachios	8.0 years	2 (5 years)	23,000	65	1,237	13,800
Bunker Hill(5)	Hartley, TX	11/20/2018	3,667	1	Chip Potatoes	1.1 years	None	8,400	37	356	5,280
Olsen Road(4)(6)	Merced, CA	12/6/2018	761	1	Almonds	0.9 years	3 (5 years) & 1 (3 years)	8,181	45	25	—
			12,114	13				$91,426	$511	$4,581	$49,893

(1)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the respective leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.

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

During the year ended December 31, 2018, in the aggregate, we recognized operating revenues of approximately $1.6 million, and net income of approximately $290,000, related to the above acquisitions.
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the years ended December 31, 2019 and 2018 is as follows (dollars in thousands):

Acquisition Period	Land and Land Improvements	Irrigation & drainage Systems	Horticulture	Farm-related Facilities	Other Site Improvements	In-place Leases	Leasing Costs	Below-Market Leases(1)	Investment in LLC(2)	Total Purchase Price
2019 Acquisitions	$164,681	$26,184	$58,240	$2,080	$358	560	$117	$(85)	$587	$252,722
2018 Acquisitions	72,508	4,313	13,288	123	—	763	526	(95)	—	91,426

(1)	Included within Other liabilities, net on the accompanying Consolidated Balance Sheets.

(2)	Included within Other assets, net on the accompanying Consolidated Balance Sheets.
Acquired Intangibles and Liabilities
The following table shows the weighted-average amortization periods (in years) for the intangible assets acquired and liabilities assumed in connection with new real estate acquired during the years ended December 31, 2019 and 2018:

	Weighted-Average Amortization Period (in Years)
Intangible Assets and Liabilities	2019	2018
In-place leases	1.9	5.9
Leasing costs	3.0	6.9
Below-market lease values and other deferred revenue	2.5	1.1
All intangible assets and liabilities	2.1	6.0
Significant Existing Real Estate Activity
Leasing Activity
The following table summarizes certain leasing activity that occurred on our existing properties during the year ended December 31, 2019 (dollars in thousands, except footnotes):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN)(3)
AZ, CA, FL, MI, NE, TX	24	16,955	$9,543	3	14 / 10	$10,795	6.4	3	11 / 13

(1)
In connection with certain of these leases, we committed to provide capital for certain improvements on these farms. See Note 7, “Commitments and Contingencies—Operating Obligations” for additional information on certain of these commitments.

(2)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.

(3)
“NNN” refers to leases under triple-net lease arrangements, and “NN” refers to leases under partial-net lease arrangements. For a description of each of these types of lease arrangements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Leases—General.”

See Note 11, “Subsequent Events—Leasing Activity” for additional leasing activity that occurred subsequent to December 31, 2019.
Project Completion

During 2018 and 2019, we replaced a total of 40 irrigation pivots on one of our properties in Colorado at an aggregate cost of approximately $2.6 million. Pursuant to lease amendments executed during the year ended December 31, 2019, in connection with this project, we will earn additional straight-line rental income of approximately $196,000 per year throughout the remaining term of the lease, which expires on February 28, 2021.
Future Minimum Lease Payments
We account for all of our leasing arrangements in which we are the lessor as operating leases. The majority of our leases are subject to fixed rental increases, and a small subset of our lease portfolio includes lease payments based on an index, such as the consumer price index (“CPI”). In addition, several of our leases contain participation rent components based on the gross revenues earned on the respective farms. Most of our leases also include tenant renewal options; however, these renewal options are generally based on then-current market rental rates and are therefore typically excluded from the determination of the minimum lease term. Our leases do not generally include tenant termination options.

The following tables summarize the future lease payments to be received under non-cancelable leases as of December 31, 2019 and 2018 (dollars in thousands):

As of December 31, 2019			As of December 31, 2018
Period		Tenant Lease Revenue	Period		Tenant Lease Revenue
For the fiscal years ending December 31,	2020	$46,483	For the fiscal years ending December 31,	2019	$30,290
	2021	40,799		2020	26,917
	2022	38,793		2021	20,980
	2023	39,351		2022	19,775
	2024	34,080		2023	19,413
	Thereafter	125,137		Thereafter	59,934
		$324,643			$177,309
Portfolio Diversification and Concentrations
Diversification
The following table summarizes the geographic locations (by state) of our farms owned and with leases in place as of December 31, 2019 and 2018 (dollars in thousands):

	As of and For the Year Ended December 31, 2019					As of and For the Year Ended December 31, 2018
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	42	14,830	17.1%	$21,701	53.3%	33	10,147	13.8%	$13,672	46.6%
Florida	23	20,770	24.0%	11,115	27.3%	22	17,184	23.5%	8,133	27.7%
Colorado	10	31,448	36.3%	2,857	7.0%	10	31,448	42.9%	2,743	9.3%
Arizona	6	6,280	7.3%	2,219	5.5%	6	6,280	8.6%	2,045	7.0%
Nebraska	8	7,104	8.2%	665	1.6%	2	2,559	3.5%	580	2.0%
Texas	1	3,667	4.2%	527	1.3%	1	3,667	5.0%	60	0.2%
Oregon	3	418	0.5%	515	1.3%	3	418	0.6%	893	3.0%
Washington	1	746	0.9%	506	1.2%	1	746	1.1%	718	2.4%
Michigan	15	962	1.1%	429	1.1%	5	446	0.6%	370	1.3%
North Carolina	2	310	0.4%	158	0.4%	2	310	0.4%	148	0.5%
	111	86,535	100.0%	$40,692	100.0%	85	73,205	100.0%	$29,362	100.0%

(1)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.

Concentrations
Credit Risk
As of December 31, 2019, our farms were leased to 72 different, unrelated third-party tenants, with certain tenants leasing more than one farm. One unrelated third-party tenant (“Tenant A”) leases five of our farms, and aggregate lease revenue attributable to Tenant A accounted for approximately $4.5 million, or 10.9% of the total lease revenue recorded during the year ended December 31, 2019. If Tenant A fails to make rental payments, elects to terminate its leases prior to their expirations, or does not renew its leases (and we cannot re-lease the farms on satisfactory terms), there could be a material adverse effect on our financial performance and ability to continue operations. No other individual tenant represented greater than 10.0% of the total lease revenue recorded during the year ended December 31, 2019.
Geographic Risk
Farms located in California and Florida accounted for approximately $21.7 million (53.3%) and $11.1 million (27.3%), respectively, of the total lease revenue recorded during the year ended December 31, 2019. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California were materially impacted by the wildfires that occurred there during the year ended

December 31, 2019. No other single state accounted for more than 10.0% of the total rental revenue recorded during the year ended December 31, 2019.
NOTE 4. BORROWINGS
We generally borrow at a rate of 60% of the value of the underlying agricultural real estate, and, except as noted below, the amounts borrowed are not generally guaranteed by the Company. Our borrowings as of December 31, 2019 and 2018 are summarized below (dollars in thousands):

	Carrying Value as of		As of December 31, 2019
	December 31, 2019	December 31, 2018	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Notes and bonds payable:
Fixed-rate notes payable	$394,569	$247,249	3.16%–5.70%; 4.05%	6/1/2020–8/1/2044; March 2032
Fixed-rate bonds payable	90,380	90,877	2.61%–4.57%; 3.45%	1/10/2020–9/13/2028; January 2023
Total notes and bonds payable	484,949	338,126
Debt issuance costs – notes and bonds payable	(3,120)	(2,338)	N/A	N/A
Notes and bonds payable, net	$481,829	$335,788

Variable-rate revolving lines of credit	$100	$100	4.03%	4/5/2024

Total borrowings, net	$481,929	$335,888

(1)	Where applicable, stated interest rates are before interest patronage (as described below).
As of December 31, 2019, the above borrowings were collateralized by certain farms with an aggregate net book value of approximately $794.8 million. The weighted-average interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.95% for the year ended December 31, 2019, as compared to 3.70% for the year ended December 31, 2018. In addition, 2018 interest patronage from our Farm Credit Notes Payable (as defined below), which we received and recorded during the three months ended March 31, 2019, resulted in an 21.2% reduction (approximately 95 basis points) to the stated interest rates on such borrowings. We are unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2019 on our Farm Credit Notes Payable.
Our loan agreements generally contain various affirmative and negative covenants, including with respect to liens, indebtedness, mergers, and asset sales, and customary events of default. These agreements may also require that we satisfy certain financial covenants at the end of each calendar quarter or year. Some of these financial covenants include, but are not limited to, staying below a maximum leverage ratio and maintaining a minimum net worth value, rental-revenue-to-debt ratio, current ratio, and fixed charge coverage ratio. As of December 31, 2019, we were in compliance with all covenants applicable to the above borrowings.
MetLife Borrowings
MetLife Facility
On May 9, 2014, we closed on a credit facility (the “MetLife Facility”) with Metropolitan Life Insurance Company (“MetLife”). As a result of subsequent amendments, as of December 31, 2019, the MetLife Facility consisted of an aggregate of $200.0 million of term notes (the “MetLife Term Notes”) and $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit”).
During the year ended December 31, 2019, we drew the following amounts on the MetLife Term Notes (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms(1)
8/16/2019	$16,500	1/5/2029	28.6 years	3.70%, fixed through January 4, 2027 (variable thereafter)
11/1/2019	25,500	1/5/2029	28.6 years	3.81%, fixed through January 4, 2027 (variable thereafter)

(1)	The interest rates on these new disbursements were blended with the existing interest rate on the previously-outstanding balance under the MetLife Term Notes.

The following table summarizes the pertinent terms of the MetLife Facility as of December 31, 2019 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment	Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
MetLife Term Notes	$200,000	1/5/2029	$163,908	3.42%, fixed through 1/4/2027	(1)	$21,530	(2)
MetLife Lines of Credit	75,000	4/5/2024	100	3-month LIBOR + 2.00%	(4)	74,900	(3)
Total principal outstanding			$164,008

(1)
Represents the blended interest rate as of December 31, 2019. Interest rates for subsequent disbursements, if any, will be based on then-prevailing market rates. The interest rate on all then-outstanding disbursements will be subject to adjustment on January 5, 2027. Through December 31, 2019, the MetLife Term Notes were also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the notes).

(2)
As the aggregate commitment under this facility was not fully utilized by December 31, 2019, MetLife had the option to be relieved of its obligations to disburse the additional funds under the MetLife Term Notes.

(3)
Based on the properties that were pledged as collateral under the MetLife Facility, as of December 31, 2019, the maximum additional amount we could draw under the facility was approximately $22.9 million.

(4)
The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under each line of credit).

Under the MetLife Facility, we are generally allowed to borrow up to 60% of the aggregate of the lower of cost or the appraised value of the pool of agricultural real estate pledged as collateral. Amounts owed to MetLife under the agreement are guaranteed by us and each subsidiary of ours that owns a property pledged as collateral pursuant to the loan documents.
Farm Credit Notes Payable
From time to time since September 2014 through December 31, 2019, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 10 different Farm Credit associations (collectively, “Farm Credit”). During the year ended December 31, 2019, we entered into the following loan agreements with Farm Credit (dollars in thousands):

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
Interest patronage, or refunded interest, on our borrowings from Farm Credit is generally recorded upon receipt and is included within Other income on our Consolidated Statements of Operations and Comprehensive Income. Receipt of interest patronage typically occurs in the first half of the calendar year following the calendar year in which the respective interest payments are made. During the three months ended March 31, 2019, we recorded interest patronage of approximately $700,000 related to interest accrued on loans from Farm Credit during the year ended December 31, 2018, which resulted in a 21.2% reduction (approximately 95 basis points) to the stated interest rates on such borrowings.
Certain amounts owed under the Farm Credit Notes Payable, limited to 12 months of principal and interest due under certain of the loans, are guaranteed by us pursuant to the respective loan documents.
Farmer Mac Facility

On December 5, 2014, we, through certain subsidiaries of our Operating Partnership, entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”), for a secured note purchase facility. As subsequently amended, the Bond Purchase Agreement provided for bond issuances up to an aggregate amount of $125.0 million (the “Farmer Mac Facility”) through December 11, 2018, after which date the Bond Purchaser had the option to continue buying new bonds issued under the Farmer Mac Facility.
During the year ended December 31, 2019, we amended and restated two bonds totaling approximately $13.9 million that were previously issued under the Farmer Mac Facility and were originally scheduled to mature on December 11, 2019, and January 6, 2020, respectively. The pertinent terms of the two amended and restated bonds are summarized in the table below (dollars in thousands):

Date of Issuance	Amount	Maturity Dates	Principal Amortization	Interest Rate Terms
12/11/2019	$3,285	12/11/2020	None (interest only)	2.61%; fixed throughout term
12/11/2019	10,568	12/11/2020	None (interest only)	2.61%; fixed throughout term
No prepayment penalties were incurred in connection with these amendments, and all other material items of the amended and restated bonds remained unchanged.
Pursuant to the Bond Purchase Agreement, bonds issued by us to the Bond Purchaser will be secured by a security interest in loans originated by us (pursuant to a pledge and security agreement), which, in turn, will be collateralized by first liens on agricultural real estate owned by subsidiaries of ours. The bonds issued generally have a maximum aggregate, effective loan-to-value ratio of 60% of the underlying agricultural real estate, after giving effect to certain overcollateralization obligations.
Prudential Note Payable
During the year ended December 31, 2019, we entered into a loan agreement with PGMI Real Estate Finance, LLC (“Prudential”), the terms of which are summarized in the following table (dollars in thousands):

Date of Issuance	Amount		Maturity Date	Principal Amortization	Interest Rate Terms
6/17/2019	$17,130	(1)	7/1/2029	25.0 years	4.00%, fixed throughout term

(1)
Approximately $498,000 of this funding was held back by the lender until certain irrigation improvements on the property were completed and is included within Other assets on the accompanying Consolidated Balance Sheet as of December 31, 2019. We currently expect these irrigation improvements to be completed during the three months ending March 31, 2020, at which point these funds will be released to us pursuant to an escrow holdback agreement.

Rabo Notes Payable
During the year ended December 31, 2019, we, through certain subsidiaries of our Operating Partnership, entered into the following loan agreements with Rabo AgriFinance, LLC (“Rabo”):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms
7/10/2019	$5,514	6/1/2029	25.0 years	1-Month LIBOR + 1.75% (1)
10/16/2019	5,739	10/1/2029	25.0 years	1-Month LIBOR + 1.75% (2)
10/16/2019	3,045	10/1/2029	25.0 years	1-Month LIBOR + 1.75% (2)

(1)
In connection with securing this loan and to hedge our exposure to the above variable interest rate, we entered into an interest rate swap agreement in which we agreed to pay a fixed interest rate to our counterparty of 4.04% through June 1, 2029. See “—Interest Rate Swap Agreements” below for additional information on this swap agreement.

(2)
In connection with securing these loans, we entered into two interest rate swap agreements in which we agreed to pay a fixed interest rate to our counterparty of 3.67% through October 1, 2029. See “—Interest Rate Swap Agreements” below for additional information on these swap agreements.

Diversified Financial Note Payable
During the year ended December 31, 2019, we entered into a loan agreement with Diversified Financial Services, LLC (“Diversified Financial”) to finance approximately $1.1 million of irrigation improvements we funded on one of our properties in Colorado (See Note 3, “Real Estate and Lease Intangibles—Significant Existing Real Estate Activity—Project Completions”). The following table summarizes the pertinent terms of our term loan from Diversified Financial (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms
10/17/2019	$976	10/17/2026	7.0 years	4.75%, fixed throughout term
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of December 31, 2019, for the succeeding years are as follows (dollars in thousands):

For the Fiscal Years Ending December 31,	Scheduled Principal Payments
2020	$34,052
2021	18,834
2022	41,707
2023	35,974
2024	27,163
Thereafter	327,219
$484,949
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

As of December 31, 2019, the aggregate fair value of our long-term, fixed-rate notes and bonds payable was approximately $484.7 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $484.9 million. The fair value of our long-term, fixed-rate notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is determined by a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature of the MetLife Lines of Credit and the lack of changes in market credit spreads, their aggregate fair value as of December 31, 2019, is deemed to approximate their aggregate carrying value of $100,000.
Interest Rate Swap Agreements
To hedge our exposure to variable interest rates, during the year ended December 31, 2019, we entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed rate interest rate on a quarterly basis and receive payments from our counterparty equivalent to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair values of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. As of December 31, 2019, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges, and we record changes in the fair values of the interest rate swap agreements to accumulated other comprehensive income on the Consolidated Balance Sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. We had not entered into any interest rate swap agreements prior to the year ended December 31, 2019. The following table summarizes our interest rate swaps as of December 31, 2019 (dollars in thousands):

Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$14,298	$—	$390

The following table presents the amount of loss recognized in comprehensive income within our consolidated financial statements for the year ended December 31, 2019 (dollars in thousands):

Year Ended December 31, 2019
Derivative in cash flow hedging relationship:
Interest rate swaps	$390
Total	$390

The following table summarizes certain information regarding our derivative instruments as of December 31, 2019 (dollars in thousands):

Derivative Type	Balance Sheet Location	Derivative Liability Fair Value
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other liabilities, net	$390
Total		$390
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
Generally, we were not permitted to redeem shares of the Series A Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. Since September 30, 2018, we have been permitted to redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption. The shares of the Series A Term Preferred Stock have a mandatory redemption date of September 30, 2021, and are not convertible into our common stock or any other securities. As of December 31, 2019, no shares of Series A Term Preferred Stock have been redeemed.
We incurred approximately $1.2 million in total offering costs related to this issuance, which have been recorded net of the Series A Term Preferred Stock as presented on the accompanying Consolidated Balance Sheets and are being amortized over the mandatory redemption period as a component of interest expense on the accompanying Consolidated Statements of Operations and Comprehensive Income. The Series A Term Preferred Stock is recorded as a liability on our accompanying Consolidated Balance Sheets in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily-redeemable financial instruments should be classified as liabilities. In addition, the related dividend payments are treated similarly to interest expense on the accompanying Consolidated Statements of Operations and Comprehensive Income.
As of December 31, 2019, the fair value of our Series A Term Preferred Stock was approximately $29.6 million, as compared to the carrying value (exclusive of offering costs), of approximately $28.8 million. The fair value of our Series A Term Preferred Stock is valued using Level 1 inputs under the hierarchy established by ASC 820-10, “Fair Value Measurements and Disclosures,” and is calculated based on the closing per-share stock price as of December 31, 2019, of $25.70.
For information on the dividends declared by our Board of Directors and paid by us on the Series A Term Preferred Stock during the years ended December 31, 2019 and 2018, see Note 8, “Equity—Distributions.”
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
We have entered into an investment advisory agreement with our Adviser and an administration agreement with our Administrator (the “Administration Agreement”). The advisory agreement with our Adviser that was in effect through June 30, 2019 (the “Prior Advisory Agreement”), was amended on July 9, 2019 (as amended, the “2019 Advisory Agreement” and, together with the “Prior Advisory Agreement,” the “Advisory Agreements”), and was approved unanimously by our board of directors, including our independent directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2019 meeting, our board of Directors reviewed and renewed each of the 2019 Advisory Agreement and the Administration Agreement for an additional year, through August 31, 2020.
A summary of the compensation terms for each of the Advisory Agreements is below.
Advisory Agreements
Pursuant to both the Prior Advisory Agreement, which was in effect from April 1, 2017, through June 30, 2019, and the 2019 Advisory Agreement, which was in effect from July 1, 2019, through December 31, 2019, our Adviser was compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. The 2019 Advisory Agreement modified the calculation of the base management and incentive fees to exclude preferred equity from such calculations, while the capital gains and termination fees remained unchanged. Each of the base management, incentive, capital gains, and termination fees is described below.
See Note 11, “Subsequent Events—Amendment to 2019 Advisory Agreement,” for a discussion of an amendment to the 2019 Advisory Agreement, which will impact the calculation of the base management fee beginning with the three months ending March 31, 2020.
Base Management Fee
Pursuant to the Prior Advisory Agreement, a base management fee was paid quarterly and was calculated as 2.0% per annum (0.50% per quarter) of the prior calendar quarter’s total adjusted equity, which was defined as total equity plus total mezzanine equity, if any (each as reported on our balance sheet), adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items (“Total Adjusted Equity”).
Under the 2019 Advisory Agreement, a base management fee was paid quarterly and was calculated as 2.0% per annum (0.50% per quarter) of the prior calendar quarter’s total adjusted common equity, which was defined as common stockholders’ equity plus non-controlling common interests in the Operating Partnership, if any (each as reported on our balance sheet), adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items (“Total Adjusted Common Equity”).
During the years ended December 31, 2019 and 2018, our Adviser granted us certain non-contractual, unconditional, and irrevocable waivers, which were applied as credits against the base management fees for the respective periods, as detailed in the table below under “—Related-Party Fees.”
Incentive Fee
Pursuant to the Prior Advisory Agreement, an incentive fee was calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeded a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Equity.
Under the 2019 Advisory Agreement, an incentive fee was calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeded a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Common Equity.
For purposes of this calculation, Pre-Incentive Fee FFO was defined in each of the Advisory Agreements as FFO (also as defined in each of the Advisory Agreements) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends paid on preferred stock securities that were not treated as a liability for GAAP purposes. Our Adviser would receive: (i) no Incentive Fee in any calendar quarter in which the Pre-Incentive Fee FFO did not exceed the hurdle rate; (ii) 100% of the Pre-Incentive Fee FFO with respect to that portion of such Pre-Incentive Fee FFO, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized); and (iii) 20% of the amount of the Pre-Incentive Fee FFO, if any, that exceeded 2.1875% in any calendar quarter (8.75% annualized).
Capital Gains Fee

Pursuant to both of the Advisory Agreements, a capital gains-based incentive fee will be calculated and payable in arrears at the end of each fiscal year (or upon termination of the agreement with our Adviser). The capital gains fee shall equal: (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses, minus (ii) any aggregate capital gains fees paid in prior periods. For purposes of this calculation, realized capital gains and losses will be calculated as (x) the sales price of the property, minus (y) any costs to sell the property and the then-current gross value of the property (which includes the property’s original acquisition price plus any subsequent, non-reimbursed capital improvements). At the end of each fiscal year, if this figure is negative, no capital gains fee shall be paid. Our sale of a property during the year ended December 31, 2018, contributed to our Adviser earning a capital gains fee for the first time since our inception. However, during the year ended December 31, 2018, our Adviser granted us a non-contractual, unconditional, and irrevocable waiver, which was applied as a credit against the capital gains fee, as detailed in the table below under “—Related-Party Fees.”
Termination Fee
Pursuant to both of the Advisory Agreements, in the event of our termination of the agreement with our Adviser for any reason (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to three times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination.
Administration Agreement
Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary), and their respective staffs.
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
TRS Lease Assumption
On October 17, 2017, Land Advisers entered into an Assignment and Assumption of Agricultural Lease (the “Assigned TRS Lease”) with the previously-existing tenant on a 169-acre farm located in Ventura County, California. The Assigned TRS Lease, as amended, expired on July 31, 2018. In addition, in connection with the initial operations on the farm, on October 17, 2017, Land Advisers issued a $1.7 million unsecured promissory note to the Company that matured on July 31, 2018, and bore interest at a rate equal to the prime rate plus a spread of 5.0% per annum. All inter-company amounts related to the Assigned TRS Lease and the promissory note were eliminated in consolidation, and, as a result, no rental or interest income from Land Advisers was recorded by us on the Consolidated Statements of Operations and Comprehensive Income during the year ended December 31, 2018. Effective August 1, 2018, this farm was leased to a new, unrelated third-party tenant under a 10-year lease.
TRS Fee Arrangements
In connection with the assumption of the Assigned TRS Lease, in exchange for services provided by our Adviser to Land Advisers, our Adviser and Land Advisers entered into an Expense Sharing Agreement (the “TRS Expense Sharing Agreement”). In addition, to account for the time our Administrator’s staff spent on activities related to Land Advisers, we adopted a policy wherein a portion of the fee paid by the Company to our Administrator pursuant to the Administration Agreement would be allocated to Land Advisers (the “TRS Administration Fee Allocation”). No such fees were incurred during the year ended December 31, 2019.
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

Costs incurred by our Adviser, while payable by Land Advisers, were initially accumulated and deferred and then allocated to costs of sales as the related crops were harvested and sold. During the year ended December 31, 2018, approximately $176,000 of the total accumulated costs incurred by our Adviser was allocated to the costs of crops sold and is included within Base management fee on the accompanying Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2018. In addition, during the year ended December 31, 2018, our Adviser granted Land Advisers a non-contractual, unconditional, and irrevocable waiver to be applied against a portion of the fees incurred by our Adviser on behalf of Land Advisers pursuant to the TRS Expense Sharing Agreement, as detailed in the table below under “—Related-Party Fees.”
TRS Administration Fee Allocation
Under to the TRS Administration Fee Allocation, a portion of the fee owed by us to our Administrator under the Administration Agreement is allocated to Land Advisers based on the percentage of each employee’s time devoted to matters related to Land Advisers in relation to the total time such employees devoted to the Company.
During the year ended December 31, 2018, approximately $57,000 of the administration fee paid by us was allocated to Land Advisers. This allocation is included within Administration Fee on the accompanying Consolidated Statements of Operations and Comprehensive Income.
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
Financing Arrangement Agreement
We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing financing on our properties. Depending on the size of the financing obtained, the maximum amount of the financing fee, which will be payable upon closing of the respective financing, will range from 0.5% to 1.0% of the amount of financing obtained. The amount of the financing fee may be reduced or eliminated as determined by us and Gladstone Securities after taking into consideration various factors, including, but not limited to, the involvement of any unrelated third-party brokers and general market conditions. During the years ended December 31, 2019 and 2018, we paid total financing fees to Gladstone Securities of approximately $235,000 and $83,000, respectively. Through December 31, 2019, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
Dealer-Manager Agreement
On January 10, 2018, we entered into a dealer-manager agreement, which was amended and restated on May 31, 2018 (the “Dealer-Manager Agreement”), with Gladstone Securities, whereby Gladstone Securities serves as our exclusive dealer-manager in connection with the offering of our 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Pursuant to the Dealer-Manager Agreement, Gladstone Securities provides certain sales, promotional, and marketing services to us in connection with the offering of the Series B Preferred Stock, and we generally will pay Gladstone Securities: (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series B Preferred Stock in the offering (the “Selling Commissions”), and (ii) a dealer-manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the offering (the “Dealer-Manager Fee”).  Gladstone Securities may, in its sole discretion, remit all or a portion of the Selling Commissions and may also reallow all or a portion of the Dealer-Manager Fees to participating broker-dealers and wholesalers in support of the offering. The terms of the Dealer-Manager Agreement were approved by our board of directors, including all of its independent directors.
During the years ended December 31, 2019 and 2018, we paid total Selling Commissions and Dealer-Manager Fees to Gladstone Securities in connection with sales of the Series B Preferred Stock of approximately $7.6 million and $2.3 million, respectively. Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities are netted against the gross proceeds received from sales of the Series B Preferred Stock and are included within Additional paid-in capital on the accompanying Consolidated Balance Sheets.
Related Party Fees

The following table summarizes related-party fees paid or accrued for and reflected in our accompanying consolidated financial statements (dollars in thousands):

	For the Years Ended December 31,
	2019	2018
Base management fee(1)(2)	$3,623	$2,837	(3)
Incentive fee(1)(2)	847	—
Capital gains fee(1)(2)	—	628
Credits from non-contractual, unconditional, and irrevocable waiver granted by Adviser’s board of directors(2)	(1,543)	(1,014)
Total fees to our Adviser, net	$2,927	$2,451

Administration fee(1)(2)	$1,207	$1,275	(4)

Selling Commissions and Dealer-Manager Fees(1)(5)	$7,645	$2,324
Financing fees(1)(6)	235	83
Total fees to Gladstone Securities	$7,880	$2,407

(1)	Pursuant to the agreements with the respective related-party entities, as discussed above.

(2)	Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.

(3)
Includes the allocation of approximately $176,000 of the total accumulated costs incurred by our Adviser as a result of the crops harvested and sold on the farm operated by Land Advisers during the year ended December 31, 2018, as further described above under “TRS Expense Sharing Agreement.”

(4)
Includes the portion of administration fee that was allocated to Land Advisers (approximately $57,000 for the year ended December 31, 2018), as further described above under “TRS Administration Fee Allocation.”

(5)	Included within Additional paid-in capital on the accompanying Consolidated Balance Sheets.

(6)
Included within Notes and bonds payable, net on the Consolidated Balance Sheets and amortized into Interest expense on the Consolidated Statements of Operations and Comprehensive Income. Through December 31, 2019, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.

Related-Party Fees Due
Amounts due to related parties on our accompanying Consolidated Balance Sheets as of December 31, 2019 and 2018 were as follows (dollars in thousands):

	December 31, 2019	December 31, 2018
Due from Gladstone Securities	$—	$20	(1)

Base management fee	$881	$736
Incentive fee	847	—
Capital gains fee	—	(150)	(2)
Credits to fees	—	(44)	(3)
Other, net(4)	25	63
Total due to Adviser	1,753	605
Administration fee	341	340	(5)
Cumulative accrued but unpaid portions of prior Administration Fees(6)	75	—
Total due to Administrator	416	340
Total due to related parties(7)	$2,169	$945

(1)
Represents costs for certain sales, promotional, or marketing services related to the offering of the Series B Preferred Stock paid for by us on behalf of Gladstone Securities. Such amounts are included within Other assets, net on our accompanying Consolidated Balance Sheet.

(2)
The credit to the capital gains fee as of December 31, 2018, was a result of capital losses recorded in connection with dispositions of certain real estate assets during the year ended December 31, 2018, which resulted in a reduction of the capital gains fee accrued for earlier in fiscal year 2018.

(3)
The credits received from our Adviser during the year ended December 31, 2018, were granted as non-contractual, unconditional, and irrevocable waivers to be applied as a credit against the base management fee.

(4)
Other fees due to or from our Adviser primarily relate to miscellaneous general and administrative expenses either paid by our Adviser on our behalf or by us on our Adviser’s behalf. The balance owed to our Adviser as of December 31, 2019, included miscellaneous general and administrative expenses.

(5)	Includes approximately $9,000 owed by Land Advisers to our Administrator as of December 31, 2018, in accordance with the TRS Administration Fee Allocation, as discussed above.

(6)
Represents the cumulative accrued but unpaid portion of prior Administration fees that are scheduled to be paid during the three months ending September 30, 2020, which is the quarter following our Administrator’s fiscal year end.

(7)	Reflected as a line item on our accompanying Consolidated Balance Sheets.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms, which are summarized in the table below (dollars in thousands):

Farm Location	Farm Gross Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of December 31, 2019
Ventura, CA	413	$1,000		Q1 2020	$664
Madera, CA	928	500	(2)	Q1 2020	402
Hillsborough, FL	55	2,250	(2)	Q2 2021	—
Cochise, AZ	1,761	1,820	(2)(3)	Q4 2021	—
Cochise, AZ	1,239	1,360	(2)(4)	Q4 2021	—
Van Buren, MI	119	150		Q4 2021	—
Columbia, OR	200	1,800	(2)	Q3 2024	1,146
Collier & Hendry, FL	5,630	2,000	(2)	Q2 2025	—
Salinas, CA	324	100		Q4 2025	1

(1)	Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.

(2)	Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.

(3)	Pursuant to the agreement, we will only earn additional rent if the total amount of capital improvements exceeds $1.3 million

(4)	Pursuant to the agreement, we will only earn additional rent if the total amount of capital improvements exceeds $860,000
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
As of December 31, 2019, we recorded the following as a result of these operating ground leases (dollars in thousands, except for footnotes):

Operating lease right-of-use assets(1)	$178
Operating lease liabilities(2)	$172

Weighted-average remaining lease term (years)	4.6
Weighted-average discount rate	4.20%

(1)	Operating lease right-of-use assets are shown net of accrued lease payments of approximately $6,000 and are included within Other assets, net on the accompanying Consolidated Balance Sheet.

(2)	Included within Other liabilities, net on the accompanying Consolidated Balance Sheet.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Consolidated Statement of Operations and Comprehensive Income) of approximately $50,000 and $48,000 during the years ended December 31, 2019 and 2018, respectively. Future lease payments due under the remaining non-cancelable terms of these leases as of December 31, 2019 and 2018, are as follows (dollars in thousands):

	Future Lease Payments(1)
Period	December 31, 2019	December 31, 2018
2019	$—	$47
2020	47	47
2021	47	47
2022	30	30
2023	30	30
Thereafter	31	31
Total undiscounted lease payments	185	232
Less: imputed interest	(13)	—
Present value of lease payments	$172	$232

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
NOTE 8. EQUITY
Amendment to Articles of Incorporation
On January 10th, 2018, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary to reclassify and designate 6,500,000 shares of our authorized and unissued shares of capital stock as shares of Series B Preferred Stock (as defined below). The reclassification decreased the number of shares classified from 98,000,000 to 91,500,000.
Stockholders’ Equity
As of December 31, 2019, there were 6,500,000 shares of Series B Preferred Stock, par value $0.001 per share, authorized, with 4,755,869 shares issued and outstanding worth an aggregate liquidation value of approximately $118.9 million; and 91,500,000 shares of common stock, par value $0.001 per share, authorized, with 20,936,658 shares issued and outstanding. As of December 31, 2018, there were 6,500,000 shares of Series B Preferred Stock, par value $0.001 per share, authorized, with 1,144,393 shares issued and outstanding worth an aggregate liquidation value of approximately 28,609,825; and 91,500,000 shares of common stock, par value $0.001 per share, authorized, with 17,891,340 shares issued and outstanding.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership. As of December 31, 2019 and 2018, we owned approximately 98.6% and 96.9%, respectively, of the outstanding OP Units.
On or after 12 months after becoming a holder of OP Units, each non-controlling OP Unitholder has the right, subject to the terms and conditions set forth in the partnership agreement of the Operating Partnership, to require the Operating Partnership to redeem all or a portion of such units in exchange for cash or, at the Company’s option, shares of our common stock on a one-for-one basis. The cash redemption per OP Unit would be based on the market price of our common stock at the time of redemption. A limited partner will not be entitled to exercise redemption rights if the delivery of common stock to the redeeming limited partner would breach restrictions on the ownership of common stock imposed under our charter and other limitations thereof.
We did not issue any new OP Units during the year ended December 31, 2018. Information related to OP Units issued during the year December 31, 2019, is provided in the table below (dollars in thousands, except per-unit amounts):

Number of OP Units Issued	Weighted-average Issuance Price	Aggregate Value(1)
288,303	$11.41	$3,290

(1)	Based on the closing stock price of the Company’s common stock on the date of issuance.
Information related to OP Units tendered for redemption during the years ended December 31, 2019 and 2018 is provided in the table below (dollars in thousands, except per-unit amounts):

Period	OP Units Tendered for Redemption	Shares of Common Stock Issued	OP Units Redeemed with Cash	Aggregate Cash Payment	Aggregate Cash Paid per OP Unit
Year Ended December 31, 2019	570,879	570,879	0	$—	$—
Year Ended December 31, 2018	437,226	397,811	39,415	521	$13.21
Regardless of the rights described above, the Operating Partnership will not have an obligation to issue cash to a unitholder upon a redemption request if the Company elects to redeem the OP Units for shares of its common stock. When a non-controlling OP Unitholder redeems OP Units and the Company elects to satisfy that redemption through the issuance of common stock, non-controlling interest in the Operating Partnership is reduced, and stockholders’ equity is increased.
The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.
As of December 31, 2019 and 2018, there were 288,303 and 570,879 OP Units held by non-controlling OP Unitholders, respectively. As of December 31, 2019, none of the 288,303 OP Units were eligible to be tendered for redemption.
Registration Statement
On March 30, 2017, we filed a universal registration statement on Form S-3 (File No. 333-217042) with the SEC (the “2017 Registration Statement”) to replace our previous registration statement, which expired on April 1, 2017. The 2017 Registration Statement, which was declared effective by the SEC on April 12, 2017, permits us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through December 31, 2019, we have issued a total of 7,870,469 shares of common stock (excluding 1,215,565 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $96.7 million and 4,770,469 shares of Series B Preferred Stock (as defined below) for gross proceeds of approximately $117.3 million under the 2017 Registration Statement. See Note 11, “Subsequent Events” for equity issuances completed subsequent to December 31, 2019.
2019 Equity Issuances
Series B Preferred Stock
On January 10, 2018, we filed a prospectus supplement with the SEC for a continuous public offering of our Series B Preferred Stock, which was terminated on May 31, 2018, prior to any shares being sold. On May 31, 2018, we filed a revised prospectus supplement with the SEC for a continuous public offering of up to 6,000,000 shares (the “Series B Offering”) of our Series B Preferred Stock at an offering price of $25.00 per share for gross proceeds of up to $150.0 million and net proceeds, after deducting dealer-manager fees, selling commissions, and estimated expenses of the offering payable by us, of up to approximately $131.3 million, assuming all shares of the Series B Preferred Stock are sold in the offering. The Series B Preferred Stock is being offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, the dealer-manager for the Series B Offering. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” for a discussion of the fees and commissions to be paid to Gladstone Securities in connection with the Series B Offering.
The following table provides information on sales of the Series B Preferred Stock that occurred during the years ended December 31, 2019 and 2018 (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold	Weighted-average Offering Price per Share	Gross Proceeds	Net Proceeds(1)
For the year ended December 31, 2019	3,626,076	$24.61	$89,232	$81,587
For the year ended December 31, 2018	1,144,393	24.53	28,072	25,749

(1)	Net of selling commissions and dealer-manager fees borne by us.
In addition, during the year ended December 31, 2019, 14,600 shares of the Series B Preferred Stock were tendered for redemption at a weighted-average cash redemption price of $23.30 per share. As a result, we paid total redemption costs of approximately $340,000 to redeem and retire these shares. No shares of the Series B Preferred Stock were redeemed during the year ended December 31, 2018.

As of December 31, 2019, excluding Selling Commissions and Dealer-Manager Fees, we have incurred approximately $1.2 million of total costs related to this offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Consolidated Balance Sheets) and are applied against the gross proceeds received from the offering through additional paid-in capital as shares of the Series B Preferred Stock are sold. See Note 11, “Subsequent Events—Equity Activity—Series B Preferred Stock,” for sales of Series B Preferred Stock completed subsequent to December 31, 2019.
The Series B Offering will terminate on the date (the “Termination Date”) that is the earlier of either June 1, 2023 (unless terminated earlier or extended by our Board of Directors), or the date on which all 6,000,000 shares offered in the offering are sold. There is currently no public market for shares of the Series B Preferred Stock; however, we intend to apply to list the Series B Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the Termination Date, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
Common Stock
Follow-on Offerings
During the years ended December 31, 2019 and 2018, we completed one and two, respectively, overnight public offerings of our common stock, which are summarized in the following table (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold(1)	Weighted-average Offering Price Per Share	Gross Proceeds(1)	Net Proceeds(1)(2)
For the year ended December 31, 2019	2,277,297	$11.73	$26,713	$25,401
For the year ended December 31, 2018	2,715,000	12.36	33,567	31,830

(1)	Includes the underwriters’ exercise of the over-allotment option in connection with each offering.

(2)	Net of underwriting commissions and discounts.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements”), as amended from time to time, with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co., Inc., and Virtu Americas, LLC (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). The following table provides information on shares of common stock sold by the Sales Agents under the ATM Program during the years ended December 31, 2019 and 2018 (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
For the year ended December 31, 2019	197,142	$12.24	$2,413	$2,377
For the year ended December 31, 2018	986,955	12.95	12,779	12,587

(1)	Net of underwriting commissions and discounts.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors and paid by us (except as noted) during the years ended December 31, 2019 and 2018 are reflected in the table below.

	For the Years Ended December 31,
Issuance	2019	2018
Series A Term Preferred Stock(1)	$1.59375	$1.59375
Series B Preferred Stock(2)	1.500	0.875
Common Stock(3)	0.5343	0.5319

(1)	Treated similar to interest expense on the accompanying Consolidated Statements of Operations and Comprehensive Income.

(2)
Of the dividends declared on the Series B Preferred Stock by our Board of Directors on October 8, 2019, approximately $594,000 was paid (as scheduled) by us on January 3, 2020. The resulting dividend payable is included within Accounts payable and accrued expenses on the accompanying Consolidated Balance Sheets as of December 31, 2019.

(3)	The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.

For federal income tax characterization purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital, or a combination thereof. The characterization of distributions on our preferred and common stock during each of the years ended December 31, 2019 and 2018 is reflected in the following table:

	Ordinary Income	Return of Capital	Long-term Capital Gain
For the Year Ended December 31, 2019:
Series A Term Preferred Stock	100.00000%	0.00000%	—%
Series B Preferred Stock	100.00000%	0.00000%	—%
Common Stock	2.66840%	97.33160%	—%
For the Year Ended December 31, 2018:
Series A Term Preferred Stock	96.85143%	3.14857%	—%
Series B Preferred Stock	96.85143%	3.14857%	—%
Common Stock	—%	100.00000%	—%
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenue for the years ended December 31, 2019 and 2018 (dollars in thousands, except for footnotes):

	For the Years Ended December 31,
	2019	2018
Fixed lease payments(1)	$38,168	$28,112
Variable lease payments(2)	2,524	1,250
Lease revenue, net(3)	$40,692	$29,362

(1)
Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.

(2)
Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the years ended December 31, 2019 and 2018, we recorded participation rents of approximately $2.3 million and $1.2 million respectively, and reimbursements of certain property operating expenses by tenants of approximately $198,000 and $40,000, respectively.

(3)	Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.

NOTE 10.  (LOSS) EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2019 and 2018, computed using the weighted-average number of shares outstanding during the respective periods. Net (loss) earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net (loss) income.

	2019	2018
	(Dollars in thousands, except per-share amounts)
Net (loss) income attributable to common stockholders	$(2,499)	$2,250
Weighted average shares of common stock outstanding – basic and diluted	19,602,533	15,503,341
(Loss) earnings per common share – basic and diluted	$(0.13)	$0.15
The weighted-average number of OP Units held by non-controlling OP Unitholders was 235,613 and 809,022 for the years ended December 31, 2019 and 2018, respectively.
NOTE 11. SUBSEQUENT EVENTS
Portfolio Activity

Acquisition Activity
Subsequent to December 31, 2019, through the date of this filing, we have acquired two farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
County Road 18	Phillips, CO	1/15/2020	1,325	2	Sugar beets, edible beans, potatoes, & corn	6.0 years	None	$7,500	$27	$417
			1,325	2				$7,500	$27	$417

(1)	Acquisition will be accounted for as an asset acquisition in accordance with ASC 360. The figures above represent only costs paid or accrued for as of the date of this filing.

(2)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the respective leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.

Leasing Activity
The following table summarizes the leasing activity that occurred on our existing properties subsequent to December 31, 2019, through the date of this filing (dollars in thousands):

			PRIOR LEASES			NEW LEASES
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(1)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(2)	Total Annualized Straight-line Rent(1)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(2)
AZ, CA, NC, & NE	7	6,452	$3,687	4	5 / 0 / 2	$3,556	6.7	5	5 / 2 / 0

(1)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.

(2)
“NNN” refers to leases under triple-net lease arrangements, “NN” refers to leases under partial-net lease arrangements, and “N” refers to leases under single-net lease arrangements For a description of each of these types of lease arrangements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Leases—General.”

Lease Termination
On February 10, 2020, we reached an agreement with a tenant occupying four of our farms in Arizona to terminate the existing leases encompassing those four farms effective February 10, 2020. As part of the termination agreement, the outgoing tenant made a one-time termination payment to us of approximately $3.0 million, which will be recognized as additional lease revenue by us during the three months ending March 31, 2020. The prior leases were scheduled to expire on September 15, 2026 (with two of the farms subject to the renewal of certain state leases currently scheduled to expire on February 14, 2022, and February 14, 2025), and in connection with the early termination of these leases, we will write off an aggregate net deferred rent balance of approximately $104,000, which will also be written off during the three months ending March 31, 2020. In addition, upon termination of these leases, we entered into a new, seven-year lease with a new tenant effective immediately. These leases are included in the Leasing Activity table above.
Financing Activity
Debt Activity—New Borrowings
Borrowing Activity
On January 10, 2020, we amended and restated a 2.80% fixed-rate bond for $8.1 million that was previously issued under the Farmer Mac Facility and was originally scheduled to mature on January 10, 2020. The amended bond is for an equal amount and will bear interest at a fixed rate of 2.66% through its maturity on January 12, 2024. All other material items of the amended and restated bond remained unchanged.
Equity Activity

The following table provides information on equity sales that have occurred subsequent to December 31, 2019 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series B Preferred Stock	911,383	$24.53	$22,353	$20,506
Common Stock – ATM Program	409,800	13.28	5,441	5,386

(1)	Net of Selling Commissions and Dealer-Manager Fees or underwriting commissions and discounts (in each case, as applicable)
In addition, subsequent to December 31, 2019, 5,753 shares of the Series B Preferred Stock were redeemed at a weighted-average cash redemption price of $24.41 per share. As a result, we paid a total redemption cost of approximately $140,000 to redeem and retire these shares.
Distributions
On January 14, 2020, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series A Term Preferred Stock:	January 24, 2020	January 31, 2020	$0.1328125
	February 19, 2020	February 28, 2020	0.1328125
	March 20, 2020	March 31, 2020	0.1328125
Total Series A Term Preferred Stock Distributions:			$0.3984375

Series B Preferred Stock:	January 22, 2020	January 31, 2020	$0.125
	February 26, 2020	March 4, 2020	0.125
	March 25, 2020	April 1, 2020	0.125
Total Series B Preferred Stock Distributions:			$0.375

Common Stock:	January 24, 2020	January 31, 2020	$0.04465
	February 19, 2020	February 28, 2020	0.04465
	March 20, 2020	March 31, 2020	0.04465
Total Common Stock Distributions:			$0.13395
The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling OP Unitholders as of the above record dates.
Amendment to 2019 Advisory Agreement
On January 14, 2020, we amended the 2019 Advisory Agreement (as amended, the “2020 Advisory Agreement”), which was approved unanimously by our board of directors, including our independent directors. The 2020 Advisory Agreement revised the calculation of the Base Management Fee, which was previously based on “Total Adjusted Common Equity” (as defined in the 2019 Advisory Agreement), with a calculation based on “Gross Tangible Real Estate,” effective beginning with the three months ending March 31, 2020. The revised Base Management Fee will be payable quarterly in arrears and shall be calculated at an annual rate of 0.50% (0.125% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the 2020 Advisory Agreement as the gross cost of tangible real estate owned by us (including land and land improvements, irrigation and drainage systems, horticulture, farm-related facilities, and other tangible site improvements), prior to any accumulated depreciation, and as shown on our balance sheet or the notes thereto for the applicable quarter. All other terms of the 2019 Advisory Agreement, including the calculations of the other fees, remain unchanged in the 2020 Advisory Agreement.

GLADSTONE LAND CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(In Thousands)

			Initial Cost			Subsequent Capitalized Additions			Total Cost
Location and Description of Property	Date Acquired	Encumbrances	Land and Land Improvements	Buildings & Improvements	Horticulture	Land Improvements	Buildings & Improvements	Horticulture	Land and Land Improvements	Buildings & Improvements	Horticulture	Total(1)	Accumulated Depreciation(2)
Santa Cruz County, California: Land & Improvements	6/16/1997	8,144	4,350	—	—	—	579	—	4,350	579	—	4,929	(301)
Ventura County, California: Land, Buildings & Improvements	9/15/1998	31,738	9,895	5,256	—	—	293	—	9,895	5,549	—	15,444	(4,081)
Santa Cruz County, California: Land &Improvements	1/3/2011	7,102	8,328	—	—	443	527	—	8,771	527	—	9,298	(142)
Hillsborough County, Florida: Land, Buildings & Improvements	9/12/2012	2,677	2,199	1,657	—	14	1,300	—	2,213	2,957	—	5,170	(1,041)
Monterey County, California: Land, Buildings &Improvements	10/21/2013	5,090	7,187	164	—	180	3,069	—	7,367	3,233	—	10,600	(564)
Cochise County, Arizona: Land, Buildings &Improvements	12/27/2013	4,988	6,168	572	—	8	1,822	—	6,176	2,394	—	8,570	(1,079)
Santa Cruz County, California: Land, Building &Improvements	6/13/2014	4,147	5,576	207	—	—	12	—	5,576	219	—	5,795	(207)
Ventura County, California: Land, Buildings & Improvements	7/23/2014	4,150	6,219	505	—	—	85	—	6,219	590	—	6,809	(191)
Kern County, California: Land &Improvements	7/25/2014	4,631	5,841	67	—	—	993	—	5,841	1,060	—	6,901	(318)
Manatee County, Florida: Land, Buildings & Improvements	9/29/2014	9,357	8,466	5,426	—	—	667	—	8,466	6,093	—	14,559	(2,748)
Ventura County, California: Land, Buildings & Improvements	10/29/2014	16,168	23,673	350	—	—	2,133	—	23,673	2,483	—	26,156	(395)
Ventura County, California: Land & Improvements	11/4/2014	3,285	5,860	92	—	—	2	—	5,860	94	—	5,954	(49)
Monterey County, California: Land, Buildings &Improvements	1/5/2015	10,568	15,852	582	—	(156)	1,428	—	15,696	2,010	—	17,706	(674)
Manatee County, Florida: Land, Buildings & Improvements	3/10/2015	3,899	2,403	1,871	—	—	84	—	2,403	1,955	—	4,358	(832)
Hendry County, Florida: Land, Buildings & Improvements	6/25/2015	10,356	14,411	789	—	—	—	—	14,411	789	—	15,200	(556)
Rock County, Nebraska: Land, Buildings & Improvements	8/20/2015	3,516	4,862	613	—	—	—	—	4,862	613	—	5,475	(348)
Holt County, Nebraska: Land, Buildings & Improvements	8/20/2015	3,534	4,690	786	—	—	—	—	4,690	786	—	5,476	(285)
Kern County, California: Land & Improvements	9/3/2015	16,168	18,893	497	—	688	5,963	1,418	19,581	6,460	1,418	27,459	(1,525)
Cochise County, Arizona: Land, Buildings & Improvements	12/23/2015	3,210	4,234	1,502	—	5	1,756	—	4,239	3,258	—	7,497	(613)
Saguache County, Colorado: Land, Buildings & Improvements	3/3/2016	16,053	16,756	8,348	—	—	2,011	—	16,756	10,359	—	27,115	(3,951)
Fresno County, California: Land, Improvements & Horticulture	4/5/2016	8,392	3,623	1,228	11,455	—	191	—	3,623	1,419	11,455	16,497	(1,871)
Saint Lucie County, Florida: Land, Buildings & Improvements	7/1/2016	2,830	4,165	971	—	—	—	—	4,165	971	—	5,136	(340)
Baca County, Colorado: Land & Buildings	9/1/2016	3,593	6,167	214	—	—	—	—	6,167	214	—	6,381	(47)
Merced County, Colorado: Land & Improvements	9/14/2016	7,905	12,845	504	—	—	190	—	12,845	694	—	13,539	(79)
Stanislaus County, Colorado: Land & Improvements	9/14/2016	8,563	14,114	45	—	—	463	—	14,114	508	—	14,622	(57)
Fresno County, California: Land, Improvements & Horticulture	10/13/2016	3,607	2,937	139	3,452	—	—	—	2,937	139	3,452	6,528	(586)

Baca County, Colorado: Land & Improvements	12/28/2016	6,946	11,430	278	—	—	—	—	11,430	278	—	11,708	(167)
Martin County, Florida: Land & Improvements	1/12/2017	32,400	52,443	1,627	—	—	—	—	52,443	1,627	—	54,070	(194)
Yuma County, Arizona Land & Improvements	6/1/2017	14,229	12,390	12,191	—	151	16,860	—	12,541	29,051	—	41,592	(2,657)
Fresno County, California: Land & Improvements & Horticulture	7/17/2017	7,401	5,048	777	7,818	2	1,170	—	5,050	1,947	7,818	14,815	(1,085)
Santa Barbara County, California: Land & Improvements & Horticulture	8/9/2017	3,225	4,559	577	397	(50)	1,053	954	4,509	1,630	1,351	7,490	(279)
Okeechobee County, Florida: Land & Improvements	8/9/2017	5,436	9,111	953	—	985	973	—	10,096	1,926	—	12,022	(242)
Walla Walla County, Washington: Land & Improvements & Horticulture	9/8/2017	5,052	5,286	401	3,739	—	—	—	5,286	401	3,739	9,426	(1,200)
Fresno County, California: Land & Improvements & Horticulture	12/15/2017	3,328	2,016	324	3,626	(1)	—	(3)	2,015	324	3,623	5,962	(733)
Kern County, California: Land & Improvements	1/31/2018	1,405	2,733	249	—	(4)	1,549	—	2,729	1,798	—	4,527	(48)
Collier & Hendry, Florida Land & Improvements	7/12/2018	1,528	36,223	344	—	1	—	—	36,224	344	—	36,568	(72)
Kings County, California: Land & Improvements & Horticulture	9/13/2018	4,068	3,264	284	3,349	5	—	5	3,269	284	3,354	6,907	(82)
Madera, California: Land & Improvements & Horticulture	11/1/2018	13,666	12,305	1,718	9,015	13	2	9	12,318	1,720	9,024	23,062	(390)
Hartley County, Texas: Land & Improvements	11/20/2018	5,227	7,320	1,054	—	3	32	—	7,323	1,086	—	8,409	(74)
Merced County, California: Land	12/6/2018	4,899	8,210	—	—	5	—	—	8,215	—	—	8,215	—
Madera County, California: Land & Improvements	4/9/2019	17,130	8,074	2,696	17,916	—	402	—	8,074	3,098	17,916	29,088	(656)
Allegran and Van Buren County, Michigan: Land & Improvements	6/4/2019	3,060	1,634	800	2,694	—	—	—	1,634	800	2,694	5,128	(107)
Yolo County, California: Land & Improvements	6/13/2019	5,514	5,939	665	2,648	—	—	—	5,939	665	2,648	9,252	(75)
Monterey County, California: Land & Improvements	7/11/2019	5,400	8,629	254	—	4	654	—	8,633	908	—	9,541	(12)
Martin County, Florida: Land & Improvements	7/22/2019	37,544	51,691	6,595	—	5	—	—	51,696	6,595	—	58,291	(231)
Fresno County, California: Land & Improvements	8/16/2019	19,761	24,772	13,410	31,420	22	—	—	24,794	13,410	31,420	69,624	(478)
Ventura County, California: Land & Improvements	8/28/2019	12,792	20,602	397	—	133	531	—	20,735	928	—	21,663	(26)
Napa County, California: Land & Improvements	8/29/2019	19,254	27,509	1,646	2,923	—	—	—	27,509	1,646	2,923	32,078	(127)
Hayes County, Nebraska: Land & Improvements	10/7/2019	3,045	4,750	264	—	16	—	—	4,766	264	—	5,030	(11)
Hayes & Hitchcock County, Nebraska: Land & Improvements	10/7/2019	5,739	9,275	431	—	21	—	—	9,296	431	—	9,727	(20)
Miscellaneous Investments		43,329	25,813	7,146	4,194	14	1,807	912	25,827	8,953	5,106	39,886	(3,328)
		$485,049	$580,740	$87,466	$104,646	$2,507	$48,601	$3,295	$583,247	$136,067	$107,941	$827,255	$(35,174)

(1)	The aggregate cost for land, buildings, improvements and horticulture for federal income tax purposes is approximately $844.3 million.

(2)
The Company computes depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the shorter of the estimated useful life or 40 years for horticulture, 5 to 10 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2019, and 2018, respectively (dollars in thousands):

	2019	2018
Balance, beginning of period	$563,004	$466,143
Additions:
Acquisitions during the period	252,817	90,671
Improvements	11,434	21,811
Deductions:
Dispositions during period	—	(15,621)
Balance, end of period	$827,255	$563,004
The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2019, and 2018, respectively (dollars in thousands):

	2019	2018
Balance, beginning of period	$24,051	$16,657
Additions during period	11,230	8,230
Dispositions during period	(107)	(836)
Balance, end of period	$35,174	$24,051

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Control over Financial Reporting
Refer to “Management’s Report on Internal Controls over Financial Reporting,” located in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III
We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2019. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Election of Directors to Class of 2023,” “Information Regarding the Board of Directors and Corporate Governance,” “Report of the Compensation Committee of the Board of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports” and the sub-caption “Code of Business Conduct and Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Report of the Compensation Committee of the Board of Directors” and the sub-caption “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2020 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
 a.    DOCUMENTS FILED AS PART OF THIS REPORT
1.    The following financial statements are filed herewith:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
Consolidated Statements of Equity for the years ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
Notes to Financial Statements
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

4.2	Form of Indenture, incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (File No. 333-217042), filed on March 30, 2017.
4.3	Form of Certificate for 6.375% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 11, 2016.
4.4	Form of Certificate for 6.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.
4.5	Description of Securities.+
10.1
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

10.3
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

10.7
AgVantage® Bond Purchase Agreement, dated December 5, 2014, by and among Gladstone Lending Company, LLC, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on December 17, 2014.

10.8
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

10.12
Amendment No. 1 to Controlled Equity OfferingSM Sales Agreement, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Ladenburg Thalmann & Co. Inc., incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-35795), filed April 13, 2017.

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

10.16
Amendment No. 1 to AgVantage® Bond Purchase Agreement, effective as of June 16, 2016, by and among Gladstone Lending Company, LLC, as Issuer, Farmer Mac Mortgage Securities Corporation, as Purchaser, and Federal Agricultural Mortgage Corporation, as Guarantor, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795), filed on June 20, 2016.

10.17
First Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, dated August 10, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 11, 2016.

10.18
Fourth Amendment to Loan Agreement, dated October 5, 2016, by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-35795), filed on October 11, 2016.

10.19
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

10.24
Third Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, including Exhibit SB-2 thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.

10.25
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

10.27
Form of Participating Dealer Agreement, dated May 31, 2018, by and between Gladstone Land Corporation and Gladstone Securities, LLC, incorporated by reference to Exhibit A of Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.

10.28
Agreement of Purchase and Sale, dated as of April 19, 2019, by and between RTS Orchards, LLC and Gladstone Land Corporation, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35795), filed on August 7, 2019.*

10.29
Agreement of Purchase and Sale, dated as of April 19, 2019, by and between RTS Orchards, LLC and Gladstone Land Corporation, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35795), filed on August 7, 2019.*

10.30
Agreement of Purchase and Sale, dated as of May 10, 2019, by and between Caulkins Citrus Company, Ltd. and West Citrus Boulevard Stuart FL, LLC, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-35795), filed on August 7, 2019.

10.31
Third Amended and Restated Investment Advisory Agreement, dated as of July 9, 2019, by and between Gladstone Land Corporation and Gladstone Management Corporation, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on July 10, 2019.

10.32
Equity Distribution Agreement, dated as of December 27, 2019, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership and Virtu Americas LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on December 27, 2019.

10.33
Amendment No. 2 to Controlled Equity OfferingSM Sales Agreement, dated as of December 27, 2019, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership and Cantor Fitzgerald & Co. , incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on December 27, 2019.

10.34
Amendment No. 2 to Controlled Equity OfferingSM Sales Agreement, dated December 27, 2019, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership and Ladenburg Thalmann & Co. Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795), filed on December 27, 2019.

10.35	Fourth Amended and Restated Investment Advisory Agreement, dated January 14, 2020, by and between Gladstone Land Corporation and Gladstone Management Corporation.+
21	List of Subsidiaries of Gladstone Land Corporation.+
23	Consent of PricewaterhouseCoopers, LLP.+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++
99.1	Estimated Value Methodology for Series B Cumulative Redeemable Preferred Stock at December 31, 2019. +

*
Certain information in this exhibit has been redacted pursuant to Item 601(b)(10) of Regulation S-K and the Company agrees to furnish to the Securities and Exchange Commission a complete copy of the exhibit, including the redacted portions, upon request.

+	Filed herewith.
++	Furnished herewith.

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase

***
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2019, and 2018, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019 and 2018, (iii) the Consolidated Statements of Equity for the years ended December 31, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: February 19, 2020	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer

Date: February 19, 2020	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2020	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: February 19, 2020	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date: February 19, 2020	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer (principal financial and accounting officer)

Date: February 19, 2020	By:	/s/ Paul Adelgren
Paul Adelgren
Director

Date: February 19, 2020	By:	/s/ Michela A. English
Michela A. English
Director

Date: February 19, 2020	By:	/s/ Caren D. Merrick
Caren D. Merrick
Director

Date: February 19, 2020	By:	/s/ John Outland
John Outland
Director

Date: February 19, 2020	By:	/s/ Anthony W. Parker
Anthony W. Parker
Director

Date: February 19, 2020	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr.
Director