Form 10-Q
period 2020-03-31
GLADSTONE LAND Corp
filed 2020-05-06
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 5, 2020, was 21,346,458.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2020

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Investments in real estate, net	$799,456	$792,081
Lease intangibles, net	4,001	4,827
Cash and cash equivalents	30,232	13,688
Other assets, net	7,431	6,191
TOTAL ASSETS	$841,120	$816,787

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	477,426	481,829
Series A cumulative term preferred stock, $0.001 par value, $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of March 31, 2020, and December 31, 2019, net	28,418	28,359
Accounts payable and accrued expenses	8,733	10,132
Due to related parties, net	2,921	2,169
Other liabilities, net	15,467	15,228
Total liabilities	533,065	537,817
Commitments and contingencies (Note 7)

EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,477,647 shares authorized 5,977,647 shares issued and outstanding as of March 31, 2020; 6,485,400 shares authorized, 4,755,869 shares issued and outstanding as of December 31, 2019	6	5
Common stock, $0.001 par value; 65,522,353 shares authorized 21,346,458 shares issued and outstanding as of March 31, 2020; 91,514,600 shares authorized, 20,936,658 shares issued and outstanding as of December 31, 2019	21	21
Additional paid-in capital	348,020	315,770
Accumulated other comprehensive loss	(1,647)	(390)
Distributions in excess of accumulated earnings	(40,701)	(38,785)
Total stockholders’ equity	305,699	276,621
Non-controlling interests in Operating Partnership	2,356	2,349
Total equity	308,055	278,970

TOTAL LIABILITIES AND EQUITY	$841,120	$816,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
OPERATING REVENUES:
Lease revenue, net	$15,280	$7,830
Total operating revenues	15,280	7,830
OPERATING EXPENSES:
Depreciation and amortization	4,257	2,597
Property operating expenses	521	816
Base management fee	1,034	905
Incentive fee	1,334	—
Administration fee	384	306
General and administrative expenses	553	550
Total operating expenses	8,083	5,174
Credits to fees from Adviser	—	(569)
Total operating expenses, net of credits to fees	8,083	4,605
OTHER INCOME (EXPENSE):
Other income	1,324	826
Interest expense	(4,963)	(3,453)
Dividends declared on Series A cumulative term preferred stock	(458)	(458)
Loss on dispositions of real estate assets, net	(99)	(32)
Property and casualty recovery	66	—
Income from investments in unconsolidated entities	34	—
Total other expense, net	(4,096)	(3,117)
NET INCOME	3,101	108
Net income attributable to non-controlling interests	(42)	(3)
NET INCOME ATTRIBUTABLE TO THE COMPANY	3,059	105
Dividends declared on Series B cumulative redeemable preferred stock	(2,125)	(601)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$934	$(496)

EARNINGS (LOSS) PER COMMON SHARE:
Basic and diluted	$0.04	$(0.03)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	21,262,080	18,028,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Continued)
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
COMPREHENSIVE INCOME:
Net income attributable to the Company	$3,059	$105
Change in fair value related to interest rate hedging instruments	(1,257)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$1,802	$105

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended March 31, 2020
	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2019	4,755,869	$5	20,936,658	$21	$315,770	$(390)	$(38,785)	$276,621	$2,349	$278,970
Issuance of Series B Preferred Stock, net	1,229,531	1	—	—	27,115	—	—	27,116	—	27,116
Redemptions of Series B Preferred Stock	(7,753)	0	—	—	(185)	—	—	(185)	—	(185)
Issuance of common stock, net	—	—	409,800	0	5,324	—	—	5,324	—	5,324
Accumulated Other Comprehensive Loss	—	—	—	—	—	(1,257)	—	(1,257)	—	(1,257)
Net income	—	—	—	—	—	—	3,059	3,059	42	3,101
Dividends—Series B Preferred Stock	—	—	—	—	—	—	(2,125)	(2,125)	—	(2,125)
Distributions—OP Units and common stock	—	—	—	—	—	—	(2,850)	(2,850)	(39)	(2,889)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	(4)	—	—	(4)	4	—
Balance at March 31, 2020	5,977,647	$6	21,346,458	$21	$348,020	$(1,647)	$(40,701)	$305,699	$2,356	$308,055

	Three months ended March 31, 2019
	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2018	1,144,393	$1	17,891,340	$18	$202,053	$(25,826)	$176,246	$4,807	$181,053
Issuance of Series B Preferred Stock, net	747,916	1	—	—	16,703	—	16,704	—	16,704
Redemptions of Series B Preferred Stock	(600)	—	—	0	(13)	—	(13)	—	(13)
Redemption of OP Units	—	0	570,879	—	4,714	—	4,714	(4,714)	—
Issuance of common stock, net	—	—	—	—	(20)	—	(20)	—	(20)
Net income	—	—	—	—	—	105	105	3	108
Dividends—Series B Preferred Stock	—	—	—	—	—	(601)	(601)	—	(601)
Distributions—OP Units and common stock	—	—	—	—	—	(2,409)	(2,409)	(53)	(2,462)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	43	—	43	(43)	—
Balance at March 31, 2019	1,891,709	$2	18,462,219	$18	$223,480	$(28,731)	$194,769	$—	$194,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,101	$108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,257	2,597
Amortization of debt issuance costs	179	150
Amortization of deferred rent assets and liabilities, net	(69)	(80)
Income from investments in unconsolidated entities	(34)	—
Bad debt expense	12	6
Loss on dispositions of real estate assets, net	99	32
Changes in operating assets and liabilities:
Other assets, net	(1,857)	(136)
Accounts payable and accrued expenses and Due to related parties, net	(1,243)	(2,277)
Other liabilities, net	(949)	2,032
Net cash provided by operating activities	3,496	2,432
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(7,436)	(2,304)
Capital expenditures on existing real estate assets	(2,682)	(3,063)
Change in deposits on real estate acquisitions and investments, net	(50)	(350)
Net cash used in investing activities	(10,168)	(5,717)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	35,589	18,482
Offering costs	(2,523)	(1,729)
Redemption of Series B Preferred Stock	(185)	(13)
Borrowings from mortgage notes and bonds payable	—	1,440
Repayments of mortgage notes and bonds payable	(4,388)	(3,450)
Payments of financing fees	(263)	(4)
Dividends paid on Series B cumulative redeemable preferred stock	(2,125)	(601)
Distributions paid on common stock	(2,850)	(2,409)
Distributions paid to non-controlling interests in Operating Partnership	(39)	(53)
Net cash provided by financing activities	23,216	11,663
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,544	8,378
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,688	14,730
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,232	$23,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
NON-CASH OPERATING, INVESTING, AND FINANCING INFORMATION:
Operating lease right-of-use assets included in Other assets, net	$168	$208
Operating lease liabilities included in Other liabilities, net	127	167
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	2,699	1,428
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	28	58
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	77	11
Lender holdback on loan issuance	498	—
Unrealized loss related to interest rate hedging instrument	(1,647)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. Upon the pricing of our initial public offering on January 29, 2013, our shares of common stock began trading on the Nasdaq Stock Market, LLC (“Nasdaq”), under the symbol “LAND.” We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of March 31, 2020, and December 31, 2019, the Company owned approximately 98.7% and 98.6%, respectively, of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2020 (the “Form 10-K”). The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including the impact of extraordinary events, such as the novel coronavirus (“COVID-19”) pandemic, the results of which form the basis for making certain judgments. Actual results may materially differ from these estimates.
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
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of March 31, 2020, and December 31, 2019, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
Income Taxes
We have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT under the Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally are not subject to federal corporate income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders and meet certain other conditions. As such, in general, as long as we qualify as a REIT, no provision for federal income taxes will be necessary, except for taxes on undistributed REIT taxable income and taxes on the income generated by a TRS (such as Land Advisers), if any. For the tax year ended December 31, 2019 and for the three months ended March 31, 2020, we did not have any undistributed REIT taxable income, nor was there any taxable income or loss from Land Advisers. Should we have any taxable income or loss in the future, we will account for any income taxes in accordance with the provisions of ASC 740, “Income Taxes,” using the asset and liability method.
Reclassifications
Certain information on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2019, has been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity, net income, or net change in cash and cash equivalents.
Recently-Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair market value through net income. The standard also requires that financial assets measured at amortized cost be presented at the net amount anticipated to be collected via an allowance for credit losses that is deducted from the amortized cost basis. Pursuant to ASU 2016-13, we are required to measure all expected credit losses based upon historical experience, current conditions, and reasonable (and supportable) forecasts that affect the collectability of the financial asset. We adopted ASU 2016-13 beginning with the three months ended March 31, 2020, and its adoption has not had a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”). The main provisions of this update provide optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020. We adopted ASU 2020-04 beginning with the three months ended March 31, 2020, and its adoption has not resulted in a material impact to our consolidated financial statements, as ASU 2020-04 allows for prospective application of any changes in the effective interest rate for LIBOR-based debt and also provides for practical expedients that will allow us to continue to treat our derivative instruments designed as cash flow hedges consistent to how they are accounted for now.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 113 farms we owned as of March 31, 2020 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)	42	14,830	13,610	$420,149	$259,322
Florida	23	20,770	16,256	210,535	132,492
Arizona(4)	6	6,280	5,228	56,987	22,087
Colorado	12	32,773	25,577	49,141	26,687
Nebraska	8	7,104	6,402	27,364	17,246
Michigan	15	962	682	12,344	7,573
Texas	1	3,667	2,219	8,317	5,227
Washington	1	746	417	8,166	5,005
Oregon	3	418	363	6,233	3,785
North Carolina	2	310	295	2,274	1,238
	113	87,860	71,049	$801,510	$480,662

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Specifically, includes Investments in real estate, net (excluding improvements paid for by the tenant) and Lease intangibles, net; plus net above-market lease values, lease incentives, and investments in special-purpose LLCs included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Condensed Consolidated Balance Sheets.

(2)	Excludes approximately $3.1 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet.

(3)
Includes ownership in a special-purpose LLC that owns a pipeline conveying water to one of our properties. As of March 31, 2020, this investment had a net carrying value of approximately $621,000 and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheet.

(4)
Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $2.0 million as of March 31, 2020 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).

Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of March 31, 2020, and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Real estate:
Land and land improvements	$590,137	$583,247
Irrigation and drainage systems	111,519	108,222
Horticulture	108,102	107,941
Farm-related facilities	20,665	20,665
Other site improvements	7,180	7,180
Real estate, at gross cost	837,603	827,255
Accumulated depreciation	(38,147)	(35,174)
Real estate, net	$799,456	$792,081
Real estate depreciation expense on these tangible assets was approximately $3.4 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively.
Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of March 31, 2020, and December 31, 2019, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.1 million and $2.2 million, respectively. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $75,000 and $74,000 during the three months ended March 31, 2020 and 2019, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of March 31, 2020, and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Lease intangibles:
Leasehold interest – land	$3,498	$3,498
In-place leases	2,007	2,293
Leasing costs	1,585	2,066
Tenant relationships	414	414
Lease intangibles, at cost	7,504	8,271
Accumulated amortization	(3,503)	(3,444)
Lease intangibles, net	$4,001	$4,827
Total amortization expense related to these lease intangible assets, including amounts charged to amortization expense due to early lease terminations, was approximately $826,000 and $324,000 for the three months ended March 31, 2020 and 2019, respectively. See below, under “Significant Existing Real Estate Activity—Leasing Activity—Lease Termination” for further discussion of this lease termination.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of March 31, 2020, and December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$201	$(72)	$111	$(41)
Below-market lease values and other deferred revenues(2)	(886)	282	(886)	257
	$(685)	$210	$(775)	$216

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

Total amortization related to above-market lease values and lease incentives was approximately $31,000 and $33,000 for the three months ended March 31, 2020 and 2019, respectively. Total accretion related to below-market lease values and other deferred revenues was approximately $25,000 and $38,000 for the three months ended March 31, 2020 and 2019, respectively.
Acquisitions
Upon our adoption of ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” on October 1, 2016, most acquisitions, including those with a prior leasing history, are generally treated as an asset acquisition under ASC 360. For acquisitions accounted for as asset acquisitions under ASC 360, all acquisition-related costs, other than those costs that directly related to either originating new leases we execute upon acquisition or reviewing in-place leases we assumed upon acquisition, are capitalized and included as part of the fair value allocation of the identifiable tangible and intangible assets acquired or liabilities assumed. Upon our adoption of ASU 2016-02 on January 1, 2019, costs that directly related to either negotiating and originating new leases or reviewing assumed leases (generally, external legal costs) are expensed as incurred, whereas these costs were generally capitalized as part of leasing costs under the previous leasing standard. In addition, total consideration for acquisitions may include a combination of cash and equity securities, such as OP Units. When OP Units are issued in connection with acquisitions, we determine the fair value of the OP Units issued based on the number of units issued multiplied by the closing price of the Company’s common stock on the date of acquisition. Unless otherwise noted, all properties acquired since our adoption of ASU 2016-02 were accounted for as asset acquisitions under ASC 360.
2020 Acquisitions

During the three months ended March 31, 2020, we acquired two new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)	New Long-term Debt
County Road 18	Phillips, CO	1/15/2020	1,325	2	Sugar beets, edible beans, potatoes, & corn	6.0 years	None	$7,500	$39	$417	$—
			1,325	2				$7,500	$39	$417	$—

(1)	Includes approximately $4,000 of external legal fees associated with negotiating and originating the lease associated with this acquisition, which cost was expensed in the period incurred.

(2)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.

During the three months ended March 31, 2020, we recognized lease revenue of approximately $88,000 and net income of approximately $70,000 related to the above acquisition.
2019 Acquisitions
During the three months ended March 31, 2019, we acquired one new farm, which is summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)	New Long-term Debt
Somerset Road	Lincoln, NE	1/22/2019	695	1	Popcorn & edible beans	4.9 years	1 (5 years)	$2,400	$33	$126	$1,440
			695	1				$2,400	$33	$126	$1,440

(1)	Includes approximately $4,000 of external legal fees associated with negotiating and originating the lease associated with this acquisition, which cost was expensed in the period incurred.

(2)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.

During the three months ended March 31, 2019, we recognized operating revenues of approximately $24,000, and net income of approximately $2,000 related to the above acquisition.
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the three months ended March 31, 2020 and 2019 is as follows (dollars in thousands):

Acquisition Period	Land and Land Improvements	Irrigation & Drainage Systems	Total Purchase Price
2020 Acquisitions	$6,843	$657	$7,500
2019 Acquisitions	2,090	310	2,400
Significant Existing Real Estate Activity
Leasing Activity
The following table summarizes certain leasing activity that occurred on our existing properties during the three months ended March 31, 2020 (dollars in thousands):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
AZ, CA, & NE	9	6,287	$4,057	3	5 / 2 / 2	$3,992	5.9	4	5 / 4 / 0

(1)
In connection with certain of these leases, we committed to provide capital for certain improvements on these farms. See Note 7, “Commitments and Contingencies—Operating Obligations,” for additional information on these commitments.

(2)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.

(3)
“NNN” refers to leases under triple-net lease arrangements, “NN” refers to leases under partial-net lease arrangements, and “N” refers to leases under single-net lease arrangements. For a description of each of these types of lease arrangements, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Leases—General.”

Lease Termination

On February 10, 2020, we reached an agreement with a tenant occupying four of our farms in Arizona to terminate the existing leases encompassing those four farms effective February 10, 2020. As part of the termination agreement, the outgoing tenant made a one-time termination payment to us of approximately $3.0 million, which we recognized as additional lease revenue during the three months ended March 31, 2020. The prior leases were scheduled to expire on September 15, 2026 (with two of the farms subject to the renewal of certain state leases currently scheduled to expire on February 14, 2022, and February 14, 2025). In connection with the early termination of these leases, during the three months ended March 31, 2020, we recognized approximately $89,000 of prepaid rent as additional lease revenue and wrote off an aggregate net deferred rent balance of approximately $254,000 against lease revenue. In addition, approximately $470,000 of unamortized lease intangible assets related to the terminated leases were written off and charged to amortization expense during the three months ended March 31, 2020. Upon termination of these leases, we entered into a new, seven-year lease with a new tenant effective immediately. These leases are included in the Leasing Activity table above.
Investments in Unconsolidated Entities
In connection with the acquisition of 2,110 gross acres of farmland located in Fresno County, California (“Sutter Avenue”), which occurred in two phases during the year ended December 31, 2019, we also acquired an ownership in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to this and other neighboring properties. On August 16, 2019, we acquired an 11.75% ownership interest in the LLC that was valued at approximately $280,000 at the time of acquisition. On November 1, 2019, we acquired an additional 13.25% interest in the LLC that was valued at approximately $307,000 at the time of acquisition. As our investment in the LLC is deemed to constitute “significant influence,” we have accounted for this investment under the equity method.
During the three months ended March 31, 2020, we recorded approximately $34,000 of additional income (included on our Condensed Consolidated Statements of Operations and Comprehensive Income as Income from investments in unconsolidated entities), which represents our pro-rata share of the income recognized by the LLC. Prior to the three months ended March 31, 2020, we had not recorded any material income or loss related to our ownership interest in the LLC. Our combined ownership interest in the LLC, which had an aggregate carrying value of approximately $621,000 and $587,000, as of March 31, 2020, and December 31, 2019, respectively, is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
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
The following table summarizes the future lease payments to be received under non-cancelable leases as of March 31, 2020, and December 31, 2019 (dollars in thousands):

		Future Lease Payments(1)
Period		March 31, 2020	December 31, 2019
For the remaining nine months ending December 31:	2020	$33,713	$46,483
For the fiscal years ending December 31:	2021	41,004	40,799
	2022	40,007	38,793
	2023	40,291	39,351
	2024	34,426	34,080
	Thereafter	124,482	125,137
		$313,923	$324,643

(1)	Excludes variable rent payments, such as potential rent increases that are based on CPI or future contingent rents based on a percentage of the gross revenues earned on the respective farms.
Portfolio Diversification and Concentrations
Diversification

The following table summarizes the geographic locations (by state) of our farms owned and with leases in place as of the three months ended March 31, 2020 and 2019 (dollars in thousands):

	As of and For the three months ended March 31, 2020					As of and For the three months ended March 31, 2019
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	42	14,830	16.9%	$6,816	44.6%	33	10,147	13.7%	$3,734	47.7%
Florida	23	20,770	23.6%	3,335	21.8%	22	17,184	23.2%	2,339	29.9%
Arizona	6	6,280	7.1%	3,331	21.8%	6	6,280	8.5%	539	6.9%
Colorado	12	32,773	37.3%	823	5.4%	10	31,448	42.6%	696	8.9%
Nebraska	8	7,104	8.1%	385	2.5%	3	3,254	4.4%	60	0.8%
Michigan	15	962	1.1%	170	1.1%	5	446	0.6%	21	0.2%
Oregon	3	418	0.5%	130	0.9%	3	418	0.6%	128	1.6%
Washington	1	746	0.8%	123	0.8%	1	746	1.0%	122	1.5%
Texas	1	3,667	4.2%	112	0.7%	1	3,667	5.0%	131	1.7%
North Carolina	2	310	0.4%	55	0.4%	2	310	0.4%	60	0.8%
TOTALS	113	87,860	100.0%	$15,280	100.0%	86	73,900	100.0%	$7,830	100.0%

(1)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.

Concentrations
Credit Risk
As of March 31, 2020, our farms were leased to 70 different, unrelated third-party tenants, with certain tenants leasing more than one farm. Due primarily to an early lease termination payment of approximately $3.0 million received from an outgoing tenant (“Tenant A”) during the three months ended March 31, 2020 (see “—Lease Termination” above), aggregate lease revenue attributable to Tenant A accounted for approximately $3.0 million, or 19.6%, of the total lease revenue recorded during the three months ended March 31, 2020. As of March 31, 2020, we are no longer a party to any contractual agreements with Tenant A. No other individual tenant represented greater than 10.0% of the total lease revenue recorded during the three months ended March 31, 2020.
Geographic Risk
Farms located in California, Florida, and Arizona accounted for approximately $6.8 million (44.6%), $3.3 million (21.8%) and $3.3 million (21.8%), respectively, of the total lease revenue recorded during the three months ended March 31, 2020. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of our total lease revenue recorded during the three months ended March 31, 2020.
NOTE 4. BORROWINGS
Our borrowings as of March 31, 2020, and December 31, 2019, are summarized below (dollars in thousands):

	Carrying Value as of		As of March 31, 2020
	March 31, 2020	December 31, 2019	Stated Interest Rates(1) (Range; Wtd. Avg)	Maturity Dates (Range; Wtd. Avg)
Notes and bonds payable:
Fixed-rate notes payable	$390,431	$394,569	3.16%–5.70%; 4.05%	6/1/2020–8/1/2044; March 2032
Fixed-rate bonds payable	90,131	90,380	2.61%–4.57%; 3.44%	12/11/2020–9/13/2028; May 2023
Total notes and bonds payable	480,562	484,949
Debt issuance costs – notes and bonds payable	(3,136)	(3,120)	N/A	N/A
Notes and bonds payable, net	$477,426	$481,829

Variable-rate revolving lines of credit	$100	$100	3.87%	4/5/2024

Total borrowings, net	$477,526	$481,929

(1)	Where applicable, stated interest rates are before interest patronage (as described below).
As of March 31, 2020, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $794.0 million. The weighted-average interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.98% for the three months ended March 31, 2020, as compared to 3.93% for the three months ended March 31, 2019. In addition, 2019 interest patronage from our Farm Credit Notes Payable (as defined below), which we recorded during the three months ended March 31, 2020, resulted in a 20.4% reduction (approximately 98 basis points) to the stated interest rates on such borrowings. We are unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2020 on our Farm Credit Notes Payable.
As of March 31, 2020, we were in compliance with all covenants applicable to the above borrowings.
New MetLife Facility
As of December 31, 2019, our facility with Metropolitan Life Insurance Company (“MetLife”) consisted of a total of $200.0 million of term notes (the “Prior MetLife Term Notes”) and $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit,” and together with the Prior MetLife Term Notes, the “Prior MetLife Facility”). The draw period for the Prior MetLife Term Notes expired on December 31, 2019, with approximately $21.5 million being left undrawn, and MetLife had no obligation to disburse the remaining funds under those notes.
On February 20, 2020, we entered into an agreement with MetLife to remove the MetLife Lines of Credit from the Prior MetLife Facility and create a new credit facility consisting of a new $75.0 million long-term note payable (the “New MetLife Term Note”) and the MetLife Lines of Credit (collectively, the “New MetLife Facility”).
The following table summarizes the pertinent terms of the New MetLife Facility as of March 31, 2020 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
New MetLife Term Note	$75,000	(1)	1/5/2030	$—	N/A	(2)	75,000	(3)
MetLife Lines of Credit	75,000		4/5/2024	100	3-month LIBOR + 2.00%	(4)	74,900	(3)
Total principal outstanding				$100

(1)
If the aggregate commitment under the New MetLife Term Note is not fully utilized by December 31, 2022, MetLife has the option to be relieved of its obligation to disburse the additional funds under the New MetLife Term Note.

(2)
Interest rates on any disbursements under the New MetLife Term Note will be based on prevailing market rates at the time of such disbursements. In addition, through December 31, 2022, the New MetLife Term Note is also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the New MetLife Term Note).

(3)
Based on the properties that were pledged as collateral under the New MetLife Facility, as of March 31, 2020, the maximum additional amount we could draw under the facility was approximately $24.2 million.

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
Interest patronage, or refunded interest, on our borrowings from Farm Credit is generally recorded upon receipt and is included within Other income on our Condensed Consolidated Statements of Operations and Comprehensive Income. Receipt of interest patronage typically occurs in the first half of the calendar year following the calendar year in which the respective interest expense is accrued. During the three months ended March 31, 2020, we recorded interest patronage of approximately $1.3 million related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2019, which resulted in a 20.4% reduction (approximately 98 basis points) to the stated interest rates on such borrowings.
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

During the three months ended March 31, 2020, we amended and restated one bond for $8.1 million that was previously issued under the Farmer Mac Facility and was originally scheduled to mature on January 10, 2020. The pertinent terms of the amended and restated bond are summarized in the table below (dollars in thousands):

Date of Issuance	Amount	Maturity Dates	Principal Amortization	Interest Rate Terms
1/10/2020	$8,100	1/12/2024	None (interest only)	2.66%
No prepayment penalty was incurred in connection with this amendment, and all other material items of the amended and restated bond remained unchanged.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of March 31, 2020, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining nine months ending December 31:	2020	$21,561
For the fiscal years ending December 31:	2021	18,833
	2022	41,707
	2023	35,974
	2024	35,260
	2025	32,256
	Thereafter	294,971
		$480,562
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

As of March 31, 2020, the aggregate fair value of our long-term notes and bonds payable was approximately $481.3 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $480.6 million. The fair value of our long-term notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of March 31, 2020, is deemed to approximate their aggregate carrying value of $100,000.
Interest Rate Swap Agreement
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. As of March 31, 2020, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges, and we record changes in the fair values of the interest rate swap agreements to accumulated other comprehensive income on the Condensed Consolidated Balance Sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swap as of March 31, 2020, and December 31, 2019 (dollars in thousands):

March 31, 2020			December 31, 2019
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$14,077	$—	$1,647	$14,298	$—	$390

The following table presents the amount of loss recognized in comprehensive income within our condensed consolidated financial statements for the three months ended March 31, 2020 (dollars in thousands):

Three Months Ended March 31, 2020
Derivative in cash flow hedging relationship:
Interest rate swaps	$1,257
Total	$1,257
We were not party to any interest rate swap agreements during the three months ended March 31, 2019.
The following table summarizes certain information regarding our derivative instruments as of March 31, 2020, and December 31, 2019 (dollars in thousands):

		Derivative Liability Fair Value
Derivative Type	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other liabilities, net	$1,647	$390
Total		$1,647	$390
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
Generally, we were not permitted to redeem shares of the Series A Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. Since September 30, 2018, we have been permitted to redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption. The shares of the Series A Term Preferred Stock have a mandatory redemption date of September 30, 2021, and are not convertible into our common stock or any other securities. As of March 31, 2020, no shares of Series A Term Preferred Stock have been redeemed.
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
As of March 31, 2020, the fair value of our Series A Term Preferred Stock was approximately $28.6 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $28.8 million. The fair value of our Series A Term Preferred Stock is valued using Level 1 inputs under the hierarchy established by ASC 820-10, “Fair Value Measurements and Disclosures,” and is calculated based on the closing per-share price as of March 31, 2020, of $24.90.
For information on the dividends declared by our Board of Directors and paid by us on the Series A Term Preferred Stock during the three months ended March 31, 2020 and 2019, see Note 8, “Equity—Distributions.”
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
We have entered into an investment advisory agreement with our Adviser and an administration agreement with our Administrator (the “Administration Agreement”). The advisory agreement with our Adviser that was in effect through March 31, 2017, and the Administration Agreement each became effective February 1, 2013. The advisory agreement with our Adviser that was in effect through June 30, 2019 (the “Prior Advisory Agreement”), was amended and restated on July 9, 2019 (as amended, the “2019 Advisory Agreement”), and again amended and restated on January 14, 2020 (as amended, the “2020 Advisory Agreement,” and, together with the Prior Advisory Agreement and the 2019 Advisory Agreement, the “Advisory Agreements”). The Administration Agreement and each of the Advisory Agreements were approved unanimously by our board of directors, including our independent directors.
A summary of the 2019 Advisory Agreement is provided in Note 6 to our consolidated financial statements included in our Form 10-K. A summary of the compensation terms for each of the Prior Advisory Agreement, the 2020 Advisory Agreement, and the Administration Agreement is below.
Advisory Agreements
Pursuant to each of the Prior Advisory Agreement (which was in effect from April 1, 2017, through June 30, 2019), the 2019 Advisory Agreement (which was in effect from July 1, 2019, through December 31, 2019), and the 2020 Advisory Agreement (which has been in effect since January 1, 2020), our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. The 2019 Advisory Agreement modified the calculation of the base management and incentive fees to exclude preferred equity from such calculations, while the capital gains and termination fees remained unchanged. The 2020 Advisory Agreement revised and replaced the previous calculation of the base management fee, which was previously based on equity, with a calculation based on gross real estate assets (in each case, as further described below), while all other fees remained unchanged. Each of the base management, incentive, capital gains, and termination fees is described below.
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
Under the 2020 Advisory Agreement, a base management fee is paid quarterly and is calculated at an annual rate of 0.50% (0.125% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the gross cost of tangible real estate owned by us (including land and land improvements, irrigation and drainage systems, horticulture, farm-related facilities, and other tangible site improvements), prior to any accumulated depreciation, and as shown on our balance sheet or the notes thereto for the applicable quarter.
During the three months ended March 31, 2019, our Adviser granted us certain non-contractual, unconditional, and irrevocable waivers, which were applied as credits against the base management fee for the period, as detailed in the table below under “—Related-Party Fees.” We did not have any such waivers for the three months ended March 31, 2020.
Incentive Fee
Pursuant to the Prior Advisory Agreement, an incentive fee was calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeded a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Equity.
Under the 2020 Advisory Agreement, an incentive fee is calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s “Total Adjusted Common Equity,” defined as common stockholders’ equity plus non-controlling common interests in the Operating Partnership, if any (each as reported on our balance sheet), adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items.
For purposes of the calculation of the Incentive Fee, Pre-Incentive Fee was defined in each of the Advisory Agreements as FFO (also as defined in each of the Advisory Agreements) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends paid on preferred stock securities that were not treated as a liability for GAAP purposes. Our Adviser would receive: (i) no Incentive Fee in any calendar quarter in which the Pre-Incentive Fee FFO did not exceed the hurdle rate; (ii) 100% of the Pre-Incentive Fee FFO with respect to that portion of such Pre-Incentive Fee FFO, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized); and (iii) 20% of the amount of the Pre-Incentive Fee FFO, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).
Capital Gains Fee
Pursuant to each of the Advisory Agreements, a capital gains-based incentive fee will be calculated and payable in arrears at the end of each fiscal year (or upon termination of the Advisory Agreement). The capital gains fee shall equal: (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses, minus (ii) any aggregate capital gains fees paid in prior periods. For purposes of this calculation, realized capital gains and losses will be calculated as (x) the sales price of the property, minus (y) any costs to sell the property and the then-current gross value of the property (which includes the property’s original acquisition price plus any subsequent, non-reimbursed capital improvements). At the end of each fiscal year, if this figure is negative, no capital gains fee shall be paid.
Termination Fee
Pursuant to each of the Advisory Agreements, in the event of our termination of the agreement with our Adviser Amended for any reason (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to three times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination.
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
Financing Arrangement Agreement
We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing financing on our properties. Depending on the size of the financing obtained, the maximum amount of the financing fee, which is payable upon closing of the respective financing, ranges from 0.5% to 1.0% of the amount of financing obtained. The amount of the financing fee may be reduced or eliminated as determined by us and Gladstone Securities after taking into consideration various factors, including, but not limited to, the involvement of any unrelated third-party brokers and general market conditions. During the three months ended March 31, 2020 and 2019, we paid total financing fees to Gladstone Securities of approximately $0 and $2,000, respectively. Through March 31, 2020, the total amount of financing fees paid to Gladstone Securities represented approximately 0.13% of the total financings secured since the Financing Arrangement Agreement has been in place.
Series B Dealer-Manager Agreement
On January 10, 2018, we entered into a dealer-manager agreement, which was amended and restated on May 31, 2018 (the “Series B Dealer-Manager Agreement”), with Gladstone Securities, whereby Gladstone Securities served as our exclusive dealer-manager in connection with the offering of our Series B Preferred Stock (as defined in Note 8, “Equity—Series B Preferred Stock”). Pursuant to the Series B Dealer-Manager Agreement, Gladstone Securities provided certain sales, promotional, and marketing services to us in connection with the offering of the Series B Preferred Stock, and we generally paid Gladstone Securities: (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series B Preferred Stock in the offering (the “Series B Selling Commissions”), and (ii) a dealer-manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the offering (the “Series B Dealer-Manager Fee”).  Gladstone Securities was permitted, in its sole discretion, to remit all or a portion of the Series B Selling Commissions and also to reallow all or a portion of the Series B Dealer-Manager Fees to participating broker-dealers and wholesalers in support of the offering. The terms of the Series B Dealer-Manager Agreement were approved by our board of directors, including all of its independent directors.
During the three months ended March 31, 2020 and 2019, we paid total Series B Selling Commissions and Series B Dealer-Manager Fees to Gladstone Securities in connection with sales of the Series B Preferred Stock of approximately $2.5 million and $1.7 million, respectively, the majority of which amounts were then remitted by Gladstone Securities to unrelated third-parties involved in the offering, including participating broker-dealers and wholesalers. Series B Selling Commissions and Series B Dealer-Manager Fees paid to Gladstone Securities are netted against the gross proceeds received from sales of the Series B Preferred Stock and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets. The offering of our Series B Preferred Stock was completed on March 5, 2020.
Series C Dealer-Manager Agreement
On February 20, 2020, we entered into a dealer-manager agreement (the “Series C Dealer-Manager Agreement”), with Gladstone Securities, whereby Gladstone Securities will serve as our exclusive dealer-manager in connection with the offering of our Series C Preferred Stock (as defined in Note 8, “Equity—Equity Issuances—Series C Preferred Stock”). Pursuant to the Series C Dealer-Manager Agreement, Gladstone Securities provides certain sales, promotional, and marketing services to us in connection with the offering of the Series C Preferred Stock, and we pay Gladstone Securities (i) selling commissions of up to 6.0% of the gross proceeds from sales of Series C Preferred Stock (the “Series C Selling Commissions”) in the Primary Series C Offering (as defined in Note 11, “Subsequent Events—Equity Activity—Series C Preferred Stock”), and (ii) a dealer-manager fee of 3.0% of the gross proceeds from sales of Series C Preferred Stock in the Primary Series C Offering (the “Series C Dealer-Manager Fee”).  No Series C Selling Commissions or Series C Dealer-Manager Fee shall be paid with respect to shares of the Series C Preferred Stock sold pursuant to our dividend reinvestment plan (the “DRIP”) for the Series C Preferred Stock. Gladstone Securities may, in its sole discretion, reallow a portion of the Series C Dealer-Manager Fee to participating broker-dealers in support of the Primary Series C Offering. The terms of the Series C Dealer-Manager Agreement were approved by our board of directors, including all of our independent directors.
During the three months ended March 31, 2020, we did not pay any Series C Selling Commissions or Series C Dealer-Manager Fees to Gladstone Securities, as we had yet to sell any shares of our Series C Preferred Stock as of March 31, 2020.
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Base management fee(1)(2)	$1,034	$905
Incentive fee(1)(2)	1,334	—
Credits from non-contractual, unconditional, and irrevocable waiver granted by Adviser’s board of directors(2)	—	(569)
Total fees to our Adviser, net	$2,368	$336

Administration fee(1)(2)	$384	$306

Selling Commissions and Dealer-Manager Fees(1)(3)	$2,484	$1,654
Financing fees(1)(4)	—	2
Total fees to Gladstone Securities	$2,484	$1,656

(1)	Pursuant to the agreements with the respective related-party entities, as discussed above.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

(3)	Included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.

(4)
Included within Notes and bonds payable, net on the Condensed Consolidated Balance Sheets and amortized into Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019, were as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Base management fee	$1,034	$881
Incentive fee	1,334	847
Other(1)	9	25
Total due to Adviser	2,377	1,753
Administration fee	384	341
Cumulative accrued but unpaid portion of prior Administration Fees(2)	160	75
Total due to Administrator	544	416
Total due to related parties(3)	$2,921	$2,169

(1)	Other amounts due to or from our Adviser primarily relate to miscellaneous general and administrative expenses either paid by our Adviser on our behalf or by us on our Adviser’s behalf.

(2)
Represents the cumulative accrued but unpaid portion of prior Administration fees that are scheduled to be paid during the three months ending September 30, 2020, which is the quarter following our Administrator’s fiscal year end.

(3)	Reflected as a line item on our accompanying Condensed Consolidated Balance Sheet.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms, which are summarized in the table below (dollars in thousands):

Farm Location	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of March 31, 2020
Hillsborough, FL	55	$2,250	(2)	Q2 2021	$279
Cochise, AZ	1,320	1,820	(2)(3)	Q4 2021	575
Cochise, AZ	875	1,360	(2)(4)	Q4 2021	—
Van Buren, MI	89	150		Q4 2021	—
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
Collier & Hendry, FL	3,612	2,000	(2)	Q2 2025	—
Salinas, CA	304	1,248		Q4 2025	1

(1)	Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.

(2)	Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.

(3)	Pursuant to the agreement, we will only earn additional rent if the total amount of capital improvements exceeds $1.3 million.

(4)	Pursuant to the agreement, we will only earn additional rent if the total amount of capital improvements exceeds $860,000.
Litigation
In the ordinary course of business, we may be involved in legal proceedings from time to time. We are not currently subject to any material known or threatened litigation.
NOTE 8. EQUITY
Amendment to Articles of Incorporation
On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation an Articles Supplementary (i) setting forth the rights, preferences, and terms of the Series C Preferred Stock (as defined below) and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series C Preferred Stock.  The reclassification decreased the number of shares classified as common stock from approximately 91.5 million shares immediately prior to the reclassification to 65.5 million shares immediately after the reclassification.
Amendment to Operating Partnership Agreement
In connection with the authorization of the Series C Preferred Stock, the Operating Partnership adopted the Fourth Amendment to its First Amended and Restated Agreement of Limited Partnership, including Exhibit SC thereto (collectively, the “Amendment”), as amended from time to time, establishing the rights, privileges, and preferences of 6.00% Series C Cumulative Redeemable Preferred Units, a newly-designated class of limited partnership interests (the “Series C Preferred OP Units”). The Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series C Preferred OP Units as are issued shares of Series C Preferred Stock by the Company in connection with the Series C Offering (as defined below) upon the Company’s contributions to the Operating Partnership of the net proceeds of the Series C Offering. Generally, the Series C Preferred OP Units provided for under the Amendment have preferences, distribution rights and other provisions substantially equivalent to those of the Series C Preferred Stock.
Stockholders’ Equity
As of March 31, 2020, there were 6,477,647 shares of Series B Preferred Stock (as defined below), par value $0.001 per share, authorized, with 5,977,647 shares issued and outstanding worth an aggregate liquidation value of approximately $149.4 million; and 65,522,353 shares of common stock, par value $0.001 per share, authorized, with 21,346,458 shares issued and outstanding.
As of December 31, 2019, there were 6,485,400 shares of Series B Preferred Stock (as defined below), par value $0.001 per share, authorized, with 4,755,869 shares issued and outstanding worth an aggregate liquidation value of approximately $118.9 million; and 91,514,600 shares of common stock, par value $0.001 per share, authorized, with 20,936,658 shares issued and outstanding.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of March 31, 2020, and December 31, 2019, we owned approximately 98.7% and 98.6%, respectively, of the outstanding OP Units.

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
We did not issue any new OP Units during either of the three months ended March 31, 2020 or 2019.
No OP Units were tendered for redemption during the three months ended March 31, 2020. Information related to OP Units tendered for redemption during the three months ended March 31, 2019, is provided in the table below (dollars in thousands, except per-unit amounts):

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
As of each of March 31, 2020, and December 31, 2019, there were 288,303 OP Units held by non-controlling OP Unitholders.
Registration Statement
On March 30, 2017, we filed a universal registration statement on Form S-3 (File No. 333-217042) with the SEC (the “2017 Registration Statement”) to replace our previous registration statement. The 2017 Registration Statement, which was declared effective by the SEC on April 12, 2017, permitted us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through March 31, 2020, we had issued a total of 9,495,834 shares of common stock (excluding 1,215,565 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $117.4 million and 6,000,000 shares of Series B Preferred Stock (as defined below) for gross proceeds of approximately $147.5 million under the 2017 Registration Statement.
On March 6, 2020, we filed a universal registration statement on Form S-3 (File No. 333-236943) with the SEC (the “2020 Registration Statement”) to replace the 2017 Registration Statement. The 2020 Registration Statement, which was declared effective by the SEC on April 1, 2020, permits us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. As of March 31, 2020, we had not issued any securities under the 2020 Registration Statement. See Note 11, “Subsequent Events,” for equity issuances completed subsequent to March 31, 2020.
In conjunction with the filing of the 2020 Registration Statement, we wrote off approximately $21,000 of unallocated costs associated with the initial filing of the 2017 Registration Statement. These costs were written off to professional fees, which is included within General and administrative expenses on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income, during the three months ended March 31, 2020.
Equity Issuances
Series B Preferred Stock
On May 31, 2018, we filed a prospectus supplement with the SEC for a continuous public offering of up to 6,000,000 shares (the “Series B Offering”) of our 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share. The Series B Preferred Stock was offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, the dealer-manager for the Series B Offering. See Note 6, “Related-Party Transactions—Gladstone Securities—Series B Dealer-Manager Agreement,” for a discussion of the fees and commissions to be paid to Gladstone Securities in connection with the Series B Offering.

The following table provides information on sales of the Series B Preferred Stock that occurred during the three months ended March 31, 2020 and 2019 (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold	Weighted-average Offering Price per Share	Gross Proceeds	Net Proceeds(1)
Three months ended March 31, 2020	1,229,531	$24.52	$30,148	$27,664
Three months ended March 31, 2019	747,916	24.71	18,482	16,828

(1)	Net of Series B Selling Commissions and Series B Dealer-Manager Fees borne by us.
In addition, during the three months ended March 31, 2020 and 2019, 7,753 and 600 shares, respectively, of the Series B Preferred Stock were tendered for redemption at average cash redemption prices of $23.92 per share and $22.50 per share, respectively. As a result, we paid total redemption costs of approximately $185,000 and $13,000, respectively, to redeem and retire these shares.
The Series B Offering was completed on March 5, 2020 (the “Series B Termination Date”), with the full 6,000,000 allotted shares being sold, and, exclusive of redemptions, resulted in total gross proceeds of approximately $147.5 million and net proceeds, after deducting Series B Selling Commissions, Series B Dealer-Manager Fees, and offering expenses payable by us, of approximately $133.5 million. Excluding Series B Selling Commissions and Series B Dealer-Manager Fees, we incurred approximately $1.5 million of total costs related to the Series B Offering, which were initially recorded as deferred offering costs (included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets) and were applied against the gross proceeds received from the offering through additional paid-in capital as shares of the Series B Preferred Stock were sold.
There is currently no public market for shares of the Series B Preferred Stock; however, we intend to apply to list the Series B Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the Series B Termination Date, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
Series C Preferred Stock
Offering
On February 20, 2020, we filed a prospectus supplement with the SEC for a continuous public offering of up to 400,000 shares of our newly-designated 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share, and up to 120,000 shares of our Series C Preferred Stock pursuant to the DRIP at a price of $22.75 per share. No shares of the Series C Preferred Stock were sold pursuant to the prospectus supplement dated February 20, 2020. Subsequent to March 31, 2020, we filed a new prospectus supplement (the “Series C Prospectus Supplement”) with the SEC for a continuous offering of up to 26,000,000 shares of the Series C Preferred Stock, which superseded and replaced the prospectus supplement dated February 20, 2020. See Note 11, “Subsequent Events—Equity Activity—Series C Preferred Stock” for additional information on this offering.
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
No shares of common stock were sold during the three months ended March 31, 2019. The following table provides information on shares of common stock sold by the Sales Agents under the ATM Program during the three months ended March 31, 2020 (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Three months ended March 31, 2020	409,800	$13.28	$5,441	$5,386

(1)	Net of underwriting commissions and discounts.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors and paid by us (except as noted) during the three months ended March 31, 2020 and 2019 are reflected in the table below.

	For the Three Months Ended March 31,
Issuance	2020	2019
Series A Term Preferred Stock(1)	$0.3984375	$0.3984375
Series B Preferred Stock(2)	0.375	0.375
Common Stock(3)	0.13395	0.13335

(1)	Treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

(2)	Of the dividends declared on the Series B Preferred Stock by our Board of Directors on January 8, 2019, approximately $236,000 was paid (as scheduled) by us on April 4, 2019.

(3)	The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenues for the three months ended March 31, 2020 and 2019 (dollars in thousands, except for footnotes):

	For the Three Months Ended March 31,
	2020	2019
Fixed lease payments(1)	$12,262	$7,773
Variable lease payments(2)	3,018	57
Lease revenues, net(3)	$15,280	$7,830

(1)
Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.

(2)
Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three months ended March 31, 2020 and 2019, we recorded participation rents of approximately $30,000 and $27,000, respectively, and reimbursements of certain property operating expenses by tenants of approximately $178,000 and $30,000, respectively. In addition, during the three months ended March 31, 2020, we received a lease termination payment of approximately $3.0 million.

(3)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. EARNINGS (LOSS) PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2020 and 2019, computed using the weighted average number of shares outstanding during the respective periods. Net earnings (loss) figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income (loss).

	Three months ended March 31,
	2020	2019
	(Dollars in thousands, except per-share amounts)
Net income (loss) attributable to common stockholders	$934	$(496)
Weighted average shares of common stock outstanding – basic and diluted	21,262,080	18,028,826
Earnings (loss) per common share – basic and diluted	$0.04	$(0.03)
The weighted-average number of OP Units held by non-controlling OP Unitholders was 288,303 and 433,393 for the three months ended March 31, 2020 and 2019, respectively.
NOTE 11. SUBSEQUENT EVENTS
Portfolio Activity
Property Add-on
In connection with the acquisition of a 366-acre vineyard located in Napa, California (“Withers Road”), on August 28, 2019, we committed to provide up to approximately $4.0 million as additional compensation, contingent upon the County of Napa approving the planting of additional vineyards on up to 47 acres of the property by February 25, 2020 (the “Permit Deadline”).

In addition, if approval was obtained, we also committed to contribute up to $40,000 per approved acre for the development of such vineyards. Approval of the additional plantings was not received from the County of Napa by the Permit Deadline, and, as such, we were relieved of our obligation to remit any additional compensation. However, in March 2020, we executed an agreement with the tenant on Withers Road to extend the Permit Deadline until August 24, 2020.
In April 2020, we received notification from the County of Napa informing us that it approved of additional vineyard plantings on 38.7 acres on the property. As such, we will be required to pay additional compensation related to this acquisition of approximately $3.2 million, which will be paid during the three months ending June 30, 2020. As provided for in the lease, we will earn additional rent on all of the aforementioned costs as they are incurred by us.
Leasing Activity
The following table summarizes the leasing activity that occurred on our existing properties subsequent to March 31, 2020, through the date of this filing (dollars in thousands):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
CA	2	542	$1,211	0	2 / 0 / 0	$1,458	6.9	0	2 / 0 / 0

(1)
In connection with certain of these leases, we committed to provide capital for certain improvements on these farms. See Note 7, “Commitments and Contingencies,” for additional information on these commitments.

(2)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.

(3)
“NNN” refers to leases under triple-net lease arrangements, “NN” refers to leases under partial-net lease arrangements, and “N” refers to leases under single-net lease arrangements. For a description of each of these types of lease arrangements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Leases—General.”

Equity Activity
Series C Preferred Stock
Offering
On April 3, 2020, we filed the Series C Prospectus Supplement with the SEC for a continuous public offering (the “Series C Offering”) of up to 26,000,000 shares of the Series C Preferred Stock. The Series C Offering permits us to sell up to 20,000,000 shares (the “Primary Series C Offering”) of our Series C Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share and up to 6,000,000 shares of our Series C Preferred Stock pursuant to the DRIP at a price of $22.75 per share. See Note 6, “Related-Party Transactions—Gladstone Securities—Series C Dealer-Manager Agreement,” for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series C Offering.
The Primary Series C Offering will terminate on the date (the “Series C Termination Date”) that is the earlier of either June 1, 2025 (unless terminated earlier or extended by our Board of Directors), or the date on which all 20,000,000 shares in the Primary Series C Offering are sold.
There is currently no public market for shares of the Series C Preferred Stock; however, we intend to apply to list the Series C Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the Series C Termination Date, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
Assuming all shares of the Series C Preferred Stock are sold in both the Primary Series C Offering and through the DRIP, we expect the Series C Offering to result in gross proceeds of up to $636.5 million and net proceeds, after deducting selling commissions, dealer-manager fees, and estimated expenses of the offering payable by us, of up to approximately $591.5 million. We intend to use the net proceeds from the Series C Offering to repay existing indebtedness, to fund future acquisitions, and for other general corporate purposes. See below under “—Equity Issuances” for sales of the Series C Preferred Stock that have occurred through the date of this filing. Further, as of March 31, 2020, we had incurred approximately $252,000 of costs related to the Series C Offering, which have been recorded as deferred offering costs and are included in Other assets, net on the accompanying Consolidated Balance Sheets as of March 31, 2020.
Company and Shareholder Redemption Options
We may not redeem the Series C Preferred Stock prior to the later of (i) the first anniversary of the Series C Termination Date (as defined in the Articles Supplementary), or (ii) June 1, 2024 (except in limited circumstances relating to our continuing qualification as a REIT). On and after the later of (x) the first anniversary of the Series C Termination Date or (y) June 1, 2024, we may, at our option, redeem the Series C Preferred Stock, in whole or in part, at any time or from time to time, by making payment of $25.00 per share, plus any accumulated and unpaid dividends up to but excluding the date of redemption.
Commencing on April 8, 2020 (or, if after April 8, 2020, we suspend the optional redemption right of the holders of Series C Preferred Stock, on the date we reinstate such right), and terminating on the earlier to occur of (i) the date upon which the Board, by resolution, suspends or terminates the optional redemption right of the holders of Series C Preferred Stock, or (ii) the date on which shares of Series C Preferred Stock are listed on a national securities exchange, holders of Series C Preferred Stock may, at their option, require the Company to redeem any or all of their shares of Series C Preferred Stock at a redemption price per share of Series C Preferred Stock equal to $22.50 in cash. In addition, we have the authority to suspend or terminate all shareholder redemption options at any time, in our sole discretion.
Equity Issuances
The following table provides information on equity sales that have occurred subsequent to March 31, 2020 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock	15,600	$25.00	$390	$355

(1)	Net of Series C Selling Commissions and Series C Dealer-Manager Fees.
In addition, subsequent to March 31, 2020, 400 shares of the Series B Preferred Stock were tendered for redemption at a cash redemption price of $22.50 per share. As a result, we paid a total redemption cost of $9,000 to redeem and retire these shares.
Distributions
On April 14, 2020, our Board of Directors authorized and we declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series A Term Preferred Stock:	April 24, 2020	April 30, 2020	$0.1328125
	May 19, 2020	May 29, 2020	0.1328125
	June 19, 2020	June 30, 2020	0.1328125
Total Series A Term Preferred Stock Distributions:			$0.3984375

Series B Preferred Stock:	April 29, 2020	May 5, 2020	$0.125
	May 28, 2020	June 5, 2020	0.125
	June 25, 2020	July 2, 2020	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	April 29, 2020	May 5, 2020	$0.125
	May 28, 2020	June 5, 2020	0.125
	June 25, 2020	July 2, 2020	0.125
Total Series C Preferred Stock Distributions:			$0.375

Common Stock:	April 24, 2020	April 30, 2020	$0.0447
	May 19, 2020	May 29, 2020	0.0447
	June 19, 2020	June 30, 2020	0.0447
Total Common Stock Distributions:			$0.1341
The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling OP Unitholders as of the above record dates.
COVID-19

During and subsequent to March 31, 2020, the pandemic caused by the spread of COVID-19 has impacted most countries, communities, and markets. The extent to which the COVID-19 pandemic may impact our business, financial condition, liquidity, results of operations, or prospects will depend on numerous evolving factors that are out of our control and that we are not able to predict at this time.
As of the date of this filing, all of our tenants are current in their rental payments to us, with the exception of one tenant who owes us an annual rental installment of approximately $56,000, which payment was due in April. Based on the tenant’s seven-year credit history and reported sales volumes, we ultimately expect full collection of this amount. In addition, we have not received any requests from tenants seeking rent relief as a result of COVID-19. If, however, we receive rent relief requests in the future from tenants that have been materially and adversely impacted by the ongoing COVID-19 pandemic, as assessed by us, in exchange for granting any such relief, we intend to seek certain favorable lease modification terms in exchange for granting such relief, if any, including, but not limited to, extended lease terms, increased rent, and near-term rent deferral repayments. In addition, if we were to grant any rent deferrals, we anticipate that any such agreements would include partial payments in exchange for rent deferrals of varying terms, with all deferred amounts to be paid back to us over a specified, short-term period. At this time, we are unable to quantify the success of any tenant’s financial prospects, the amount of any future relief requests from tenants, or the outcome of any future relief package negotiations, if such relief is granted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely,” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”). We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”), except as required by law.
All references to “we,” “our,” “us” and the “Company” in this Quarterly Report mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term refers only to Gladstone Land Corporation.
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 113 farms comprised of 87,860 acres located across 10 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
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
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and directly pay their salaries, benefits, and general expenses.
Impact of COVID-19 on our Business and Operations
The novel coronavirus (“COVID-19”) pandemic continues to evolve and is currently impacting most countries, communities, and markets. The extent to which the COVID-19 pandemic may impact our business, financial condition, liquidity, results of operations, or prospects will depend on numerous evolving factors that are out of our control and that we are not able to predict at this time, including, but not limited to: (i) the nature, duration, and scope of the pandemic; (ii) governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic; (iii) the impact on economic activity from the pandemic (including the effect on market rental rates and farmland values, if any) and actions taken in response; (iv) the effect on our tenants and their farming operations, including any disruptions that would impact their ability to make rental payments to us (including, but not limited to, labor shortages and supply chain disruptions); and (v) the impact on credit markets and our ability to continue to secure debt financing.
We do not believe that the ongoing COVID-19 pandemic has materially affected our operations or those of our tenants at this point in time. While most of our farmers have experienced increased sales volumes and higher-than-average prices because the pandemic has led the public to stockpile food and other necessities, we expect such volumes and prices to eventually return to normal in the near future.

As of the date of this filing, all of our tenants are current in their rental payments to us, with the exception of one tenant who owes us an annual rental installment of approximately $56,000, which payment was due in April. Based on the tenant’s seven-year credit history and reported sales volumes, we ultimately expect full collection of this amount. In addition, we have not received any requests from tenants seeking rent relief as a result of COVID-19. If we receive rent relief requests in the future from tenants that have been materially and adversely impacted by the ongoing COVID-19 pandemic, as assessed by us, in exchange for granting any such relief, we intend to seek certain favorable lease modification terms in exchange for granting such relief, if any, including, but not limited to, extended lease terms, increased rent, and near-term rent deferral repayments. In addition, if we were to grant any rent deferrals, we anticipate that any such agreements would include partial payments in exchange for rent deferrals of varying terms, with all deferred amounts to be paid back to us over a specified, short-term period. At this time, we are unable to quantify the success of any tenant’s financial prospects, the amount of any future relief requests from tenants, or the outcome of any future relief package negotiations, if such relief is granted.
In addition, while public equity markets have experienced significant volatility lately, we do not believe there will be a credit freeze in the near term that will have a material adverse impact on us. Further, we are in compliance with all of our debt covenants, and we believe we currently have adequate liquidity to cover all near-term debt obligations and operating expenses.
We currently expect values of our farmland portfolio to remain stable, and we expect rental payments to continue to be paid on time for at least the foreseeable future. However, we will continue to monitor the overall situation and our portfolio and may take actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our personnel, tenants, or stockholders. There can be no assurance that our business and financial and operational results will not be impacted by the COVID-19 pandemic or that we will be able to pay distributions to our stockholders in the future at the same rate, or at all.
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 113 farms leased to 70 different, unrelated third-party tenants who grow over 45 different types of crops on our farms. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also diversified our portfolio into farmland suitable for other crop types, including permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes) and, to a lesser extent, certain commodity crops (e.g., beans and corn).
The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations (by state) of our farms owned and with leases in place as of and for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	As of and For the three months ended March 31, 2020					As of and For the three months ended March 31, 2019
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	42	14,830	16.9%	$6,816	44.6%	33	10,147	13.7%	$3,734	47.7%
Florida	23	20,770	23.6%	3,335	21.8%	22	17,184	23.2%	2,339	29.9%
Arizona	6	6,280	7.1%	3,331	21.8%	6	6,280	8.5%	539	6.9%
Colorado	12	32,773	37.3%	823	5.4%	10	31,448	42.6%	696	8.9%
Nebraska	8	7,104	8.1%	385	2.5%	3	3,254	4.4%	60	0.8%
Michigan	15	962	1.1%	170	1.1%	5	446	0.6%	21	0.2%
Oregon	3	418	0.5%	130	0.9%	3	418	0.6%	128	1.6%
Washington	1	746	0.8%	123	0.8%	1	746	1.0%	122	1.5%
Texas	1	3,667	4.2%	112	0.7%	1	3,667	5.0%	131	1.7%
North Carolina	2	310	0.4%	55	0.4%	2	310	0.4%	60	0.8%
TOTALS	113	87,860	100.0%	$15,280	100.0%	86	73,900	100.0%	$7,830	100.0%

(1)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.

Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses included within the lease. Currently, 87 of our farms are leased on a pure, triple-net basis and 26 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes). Certain of our leases had been on a single-net basis, with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, and insurance costs. Additionally, 29 of our farms are leased under agreements that include a participation rent component based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of March 31, 2020 (dollars in thousands):

Year	Number of Expiring Leases(1)		Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Three Months Ended March 31, 2020	% of Total Lease Revenues
2020	5	(2)	24,830	28.3%	$842	5.5%
2021	10		8,849	10.1%	649	4.2%
2022	3		330	0.4%	191	1.3%
2023	9		6,179	7.0%	1,467	9.6%
2024	5		6,243	7.1%	571	3.7%
Thereafter	42		41,429	47.1%	8,723	57.1%
Other(3)	7		—	—%	2,837	18.6%
Totals	81		87,860	100.0%	$15,280	100.0%

(1)	Certain lease agreements encompass multiple farms.

(2)
Includes one lease that was renewed for eight years subsequent to March 31, 2020 (see “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity” below for a summary of this and other recent leasing activities).

(3)
Consists of ancillary leases (e.g., oil, gas, and mineral leases, telecommunications leases, etc.) with varying expirations on certain of our farms. In addition, includes a net amount of approximately $2.8 million of lease revenue recorded as a result of an early lease termination on one of our properties (see below, under “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity—Lease Termination” for additional information).

We currently have one agricultural lease (on a farm in California) scheduled to expire within the next six months. We are currently in negotiations with the existing tenant on the farm, as well as other potential tenants, and we anticipate being able to renew the lease at its current market rental rate without incurring any downtime on the farm. We currently anticipate the lease renewal on this farm to be at a rental rate that is equal to or slightly higher than that of the current lease. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since January 1, 2020, through the date of this filing, we have acquired two farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
County Road 18	Phillips, CO	1/15/2020	1,325	2	Sugar beets, edible beans, potatoes, & corn	6.0 years	None	$7,500	$39	$417
			1,325	2				$7,500	$39	$417

(1)	Includes approximately $4,000 of external legal fees associated with negotiating and originating the lease associated with this acquisition, which cost was expensed in the period incurred.

(2)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.

Existing Properties
Leasing Activity

The following table summarizes certain leasing activity that has occurred on our existing properties since January 1, 2020, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
AZ, CA, & NE	11	6,829	$5,267	3	7 / 2 / 2	$5,450	6.2	4	7 / 4 / 0

(1)
In connection with certain of these leases, we committed to provide capital for certain improvements on these farms. See Note 7, “Commitments and Contingencies—Operating Obligations,” within the accompanying notes to our condensed consolidated financial statements for additional information on these commitments.

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

Lease Termination
On February 10, 2020, we reached an agreement with a tenant occupying four of our farms in Arizona to terminate the existing leases encompassing those four farms effective February 10, 2020. As part of the termination agreement, the outgoing tenant made a one-time termination payment to us of approximately $3.0 million, which we recognized as additional lease revenue during the three months ended March 31, 2020. The prior leases were scheduled to expire on September 15, 2026 (with two of the farms subject to the renewal of certain state leases currently scheduled to expire on February 14, 2022, and February 14, 2025). In connection with the early termination of these leases, during the three months ended March 31, 2020, we recognized approximately $89,000 of prepaid rent as additional lease revenue and wrote off an aggregate net deferred rent balance of approximately $254,000 against lease revenue. In addition, approximately $470,000 of unamortized lease intangible assets related to the terminated leases were written off and charged to amortization expense during the three months ended March 31, 2020. Upon termination of these leases, we entered into a new, seven-year lease with a new tenant effective immediately. These leases are included in the Leasing Activity table above.
Property Add-on
In connection with the acquisition of a 366-acre vineyard located in Napa, California, on August 28, 2019 (“Withers Road”), we committed to provide up to approximately $4.0 million as additional compensation, contingent upon the County of Napa approving the planting of additional vineyards on up to 47 acres of the property by February 25, 2020 (the “Permit Deadline”). In addition, if approval was obtained, we also committed to contribute up to $40,000 per approved acre for the development of such vineyards. Approval of the additional plantings was not received from the County of Napa by the Permit Deadline, and, as such, we were relieved of our obligation to remit any additional compensation. However, in March 2020, we executed an agreement with the tenant on Withers Road to extend the Permit Deadline until August 24, 2020.
In April 2020, we received notification from the County of Napa informing us that it approved additional vineyard plantings on 38.7 acres on the property. As such, we will be required to pay additional compensation related to this acquisition of approximately $3.2 million, which will be paid during the three months ending June 30, 2020. As provided for in the lease, we will earn additional rent on all of the aforementioned costs as they are incurred by us.
Financing Activity
Debt Activity
Since January 1, 2020, through the date of this filing, we have incurred the following new, long-term borrowings (dollars in thousands, except for footnotes; for further discussion on certain defined terms used below, refer to Note 4, “Borrowings,” within the accompanying notes to our condensed consolidated financial statements):

Lender	Date of Issuance	Principal Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
Farmer Mac(1)	1/10/2020	$8,100	1/12/2024	None (interest only)	2.66%	Fixed throughout term

(1)	Represents an amendment to a bond that was previously issued under the Farmer Mac Facility.
New MetLife Facility
As of December 31, 2019, our facility with Metropolitan Life Insurance Company (“MetLife”) consisted of a total of $200.0 million of term notes (the “Prior MetLife Term Notes”) and $75.0 million of revolving equity lines of credit (the “MetLife

Lines of Credit,” and together with the Prior MetLife Term Notes, the “Prior MetLife Facility”). The draw period for the Prior MetLife Term Notes expired on December 31, 2019, with approximately $21.5 million being left undrawn, and MetLife had no obligation to disburse the remaining funds under those notes.
On February 20, 2020, we entered into an agreement with MetLife to remove the MetLife Lines of Credit from the Prior MetLife Facility and create a new credit facility consisting of a new $75.0 million long-term note payable (the “New MetLife Term Note”) and the MetLife Lines of Credit (the “New MetLife Facility”). For information on the pertinent terms of the issuances under the New MetLife Facility, refer to Note 4, “Borrowings—New MetLife Facility,” within the accompanying notes to our condensed consolidated financial statements.
Farm Credit Notes Payable—Interest Patronage
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 10 different Farm Credit associations (collectively, “Farm Credit”). During the three months ended March 31, 2020, we recorded interest patronage of approximately $1.3 million related to interest accrued on loans from Farm Credit during the year ended December 31, 2019, which resulted in a 20.4% reduction (approximately 98 basis points) to the stated interest rates on such borrowings. For further discussion on interest patronage, refer to Note 4, “Borrowings—Farm Credit Notes Payable,” in the accompanying notes to our condensed consolidated financial statements.
Equity Activity
Series B Preferred Stock
On May 31, 2018, we filed a prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) for a continuous public offering of up to 6,000,000 shares (the “Series B Offering”) of our 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share. The Series B Preferred Stock was offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, LLC (“Gladstone Securities”), an affiliate of ours and the dealer-manager for the Series B Offering. See Note 6, “Related-Party Transactions—Gladstone Securities—Series B Dealer-Manager Agreement,” within the accompanying notes to our condensed consolidated financial statements for more details on the Series B Dealer-Manager Agreement.
The following table summarizes the sales of our Series B Preferred Stock that occurred since January 1, 2020, through the date of this filing (dollars in thousands, except per-share amounts and footnotes):

Number of Shares Sold	Weighted-average Sales Price per Share	Gross Proceeds	Net Proceeds(1)
1,229,531	$24.52	$30,148	$27,664

(1)
Net of selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $2.5 million (of which approximately $2.3 million was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers).

In addition, since January 1, 2020, through the date of this filing, 8,153 shares of the Series B Preferred Stock were tendered for redemption at a weighted-average cash redemption price of $23.85 per share. As a result, we paid total redemption costs of approximately $194,000 to redeem and retire these shares.
The Series B Offering was completed on March 9, 2020 (the “Series B Termination Date”), with the full 6,000,000 allotted shares being sold, and, exclusive of redemptions, resulted in total gross proceeds of approximately $147.5 million and net proceeds, after deducting selling commissions, dealer-manager fees, and offering expenses payable by us, of approximately $133.5 million. During the course of the Series B Offering, we paid aggregate selling commissions and dealer-manager fees to Gladstone Securities of approximately $12.5 million, of which approximately $11.7 million, or 93.7%, were remitted by Gladstone Securities to unrelated third-parties involved in the offering, including participating broker-dealers and wholesalers. Excluding selling commissions and dealer-manager fees paid to Gladstone Securities, we incurred approximately $1.5 million of total costs related to the Series B Offering.
There is currently no public market for shares of the Series B Preferred Stock; however, we intend to apply to list the Series B Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the Series B Termination Date, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
Series C Preferred Stock
On February 20, 2020, we filed a prospectus supplement with the SEC for a continuous public offering of up to 400,000 shares of our newly-designated 6.00% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”), on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share, and up to 120,000 shares of our Series C Preferred Stock pursuant to our dividend reinvestment plan (the “DRIP”) at a price of $22.75 per share. No shares of the Series C Preferred Stock were sold pursuant to the prospectus supplement dated February 20, 2020.
On April 3, 2020, we filed a new prospectus supplement (the “Series C Prospectus Supplement”) with the SEC for a continuous public offering (the “Series C Offering”) of up to 26,000,000 shares of our Series C Preferred Stock, which superseded and replaced the prospectus supplement dated February 20, 2020. Under the Series C Prospectus Supplement, we may sell up to 20,000,000 shares of our Series C Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share (the “Primary Series C Offering”) and up to 6,000,000 additional shares of our Series C Preferred Stock pursuant to the DRIP to those holders of the Series C Preferred Stock who do not elect to opt-out of such plan.
Assuming all shares of the Series C Preferred Stock are sold in both the Primary Series C Offering and through the DRIP, we expect the Series C Offering to result in gross proceeds of up to $636.5 million and net proceeds, after deducting selling commissions, dealer-manager fees, and estimated expenses of the offering payable by us, of up to approximately $591.5 million. We intend to use the net proceeds from the Series C Offering to repay existing indebtedness, to fund future acquisitions, and for other general corporate purposes.
See Note 6, “Related-Party Transactions—Gladstone Securities—Series C Dealer-Manager Agreement,” within the accompanying notes to our condensed consolidated financial statements for more details on the dealer-manager agreement entered into with Gladstone Securities in connection with the Series C Offering.
The following table summarizes the sales of our Series C Preferred Stock that occurred since January 1, 2020, through the date of this filing (dollars in thousands, except per-share amounts and footnotes):

Number of Shares Sold	Weighted-average Sales Price per Share	Gross Proceeds	Net Proceeds(1)
15,600	$25.00	$390	$355

(1)
Net of selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $35,000 (of which approximately $34,000 was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers).

The Primary Series C Offering will terminate on the date (the “Series C Termination Date”) that is the earlier of either June 1, 2025 (unless terminated earlier or extended by our Board of Directors), or the date on which all 20,000,000 shares in the Primary Series C Offering are sold. There is currently no public market for shares of the Series C Preferred Stock; however, we intend to apply to list the Series C Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the Series C Termination Date, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
Common Stock
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements, as amended from time to time, with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co., Inc., and Virtu Americas, LLC (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “ATM Program”). The following table summarizes the activity under the ATM Program from January 1, 2020, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price per Share	Gross Proceeds	Net Proceeds(1)
409,800	$13.28	$5,441	$5,386

(1)	Net of underwriter commissions and discounts.
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
A summary of the 2019 Advisory Agreement is provided in Note 6 to our consolidated financial statements included in our Form 10-K. A summary of the compensation terms for each of the Prior Advisory Agreement, the 2020 Advisory Agreement, and the Administration Agreement is below.
Advisory Agreements
Pursuant to each of the Prior Advisory Agreement (which was in effect from April 1, 2017, through June 30, 2019), the 2019 Advisory Agreement (which was in effect from July 1, 2019, through December 31, 2019), and the 2020 Advisory Agreement (which has been in effect since January 1, 2020), our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. The 2019 Advisory Agreement modified the calculation of the base management and incentive fees to exclude preferred equity from such calculations, while the capital gains and termination fees remained unchanged. The 2020 Advisory Agreement revised and replaced the previous calculation of the base management fee, which was previously based on equity, with a calculation based on gross real estate assets (in each case, as further described below), while all other fees remained unchanged. The base management and incentive fees are described below. For information on the capital gains and termination fees, refer to Note 6, “Related-Party Transactions—Our Adviser and Administrator—Advisory Agreements,” within the accompanying notes to our condensed consolidated financial statements.
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
Under the 2020 Advisory Agreement, a base management fee is paid quarterly and is calculated at an annual rate of 0.50% (0.125% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the gross cost of tangible real estate owned by us (including land and land improvements, irrigation and drainage systems, horticulture, farm-related facilities, and other tangible site improvements), prior to any accumulated depreciation, and as shown on our balance sheet or the notes thereto for the applicable quarter. Relevant to prior agreements with our Adviser, which calculated the management fee based on an equity component, management believes the updated fee calculation pursuant to the 2020 Advisory Agreement provides for a more direct correlation between the fee paid to our Adviser and the assets our Adviser is responsible for managing. The following table compares what the historical base management fee has been on an actual basis for the years ended December 31, 2019, 2018, and 2017, versus what it would have been had the 2020 Advisory Agreement been in place during each of those years (dollars in thousands):

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
In addition, had the 2019 Advisory Agreement been in place during the three months ended March 31, 2020, the hypothetical base management fee would have been approximately $867,000, as compared to the actual base management fee calculated under the 2020 Advisory Agreement of approximately $1.0 million. We are unable to project the impact of the 2020 Advisory Agreement on the base management fee going forward and how it might compare to that of the 2019 Advisory Agreement or the Prior Advisory Agreement, as we are unable to estimate the amount of equity to be issued or new tangible assets to be acquired in future periods.
During the three months ended March 31, 2019, our Adviser granted us certain non-contractual, unconditional, and irrevocable waivers (as discussed further below, under “—Results of Operations—Operating Expenses—Related-Party Fees”), which were applied as credits against the base management fee for the period. We did not have any such waivers for the three months ended March 31, 2020.
Incentive Fee
Pursuant to the Prior Advisory Agreement, an incentive fee was calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeded a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Equity.
Under the 2020 Advisory Agreement, an incentive fee is calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s “Total Adjusted Common Equity,” defined as common stockholders’ equity plus non-controlling common interests in the Operating Partnership, if any (each as reported on our balance sheet), adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items.
For purposes of the calculation of the Incentive Fee, Pre-Incentive Fee was defined in each of the Advisory Agreements as FFO (also as defined in each of the Advisory Agreements) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends paid on preferred stock securities that were not treated as a liability for GAAP purposes. Our Adviser would receive: (i) no Incentive Fee in any calendar quarter in which the Pre-Incentive Fee FFO did not exceed the hurdle rate; (ii) 100% of the Pre-Incentive Fee FFO with respect to that portion of such Pre-Incentive Fee FFO, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized); and (iii) 20% of the amount of the Pre-Incentive Fee FFO, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2020.
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
Investment Objectives and Strategy
Our principal business objective is to maximize stockholder returns through a combination of: (i) monthly cash distributions to our stockholders, which we hope to sustain and increase through long-term growth in cash flows from increased rents; (ii) appreciation of our land; and (iii) capital gains derived from the sale of our properties. Our primary strategy to achieve our business objective is to invest in and further diversify our current portfolio of primarily triple-net leased farmland and farm-related properties. In addition, we may also acquire certain commercial properties used by businesses that support agricultural communities, including those businesses that obtain financing under the U.S. Farm Credit System. This strategy includes the following components:

•
Owning Farms, Farm-Related Real Estate, and Real Estate for Businesses that Support Farming Communities for Income.  We own and intend to primarily acquire additional farms and farm-related properties and lease them to independent and corporate farming operations, including sellers who desire to continue farming the land after we acquire the property from them. We may also acquire commercial properties used by businesses that support farming communities, including those businesses that obtain financing under the U.S. Farm Credit System. Such business may include, but are not limited to, farmer-owned cooperatives, rural infrastructure providers, and other agribusinesses. We intend to hold most acquired properties for many years and to generate stable and increasing rental income from leasing these properties.

•
Owning Farms, Farm-Related Real Estate, and Real Estate for Businesses that Support Farming Communities for Appreciation.  We intend to lease acquired properties over the long term. However, from time to time, we may sell one or more properties if we believe it to be in the best interests of our stockholders and best to maintain the overall value of our portfolio. Potential purchasers may include real estate developers desiring to develop the property, financial purchasers seeking to acquire property for investment purposes, or farmers who have operated or seek to operate the land. Accordingly, we will seek to acquire properties that we believe have potential for long-term appreciation in value.

•
Continue Expanding our Operations Geographically.  Our properties are currently located in 10 states across the U.S., and we expect that we will acquire properties in other farming regions of the U.S. in the future. While our primary regions of focus are the Pacific West and the Southeastern regions of the U.S., we believe other regions of the U.S., such as the Northwest and Mid-Atlantic regions, offer attractive locations for expansion, and, to a lesser extent, we also expect to seek farmland acquisitions in certain regions of the Midwest, as well as other areas in the U.S.

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

•
High Leverage.  To maximize our number of investments, we intend to borrow through loans secured by long-term mortgages on our properties, and we may also borrow funds on a short-term basis or incur other indebtedness.

•
Owning Mortgages on Farms and Farm-Related Real Estate. In certain circumstances, we may make senior secured, first-lien mortgage loans (secured by farms or farm-related real estate) to farmers for the purchase of farmland, properties related to farming, and for other farm-related needs. We do not expect that, over time, our mortgages held will exceed 5.0% of the fair value of our total assets.

We intend to acquire more farmland and farm-related properties in our regions of focus that is already or will be leased to farmers, and we expect that most of our future tenants will be independent or corporate farming and business operations that are all unrelated to us. We intend to continue to lease the majority of our farms and farm-related facilities on a triple-net lease basis to tenants who sell their products through national corporate marketers-distributors. We may also acquire and lease commercial properties used by businesses that support farming communities. We expect to continue to earn rental income from our farmland investments and businesses that support farming communities.
Our Investment Process
Types of Investments
We expect that substantially all of our investments will continue to be comprised of income-producing agricultural real property, and we expect that the majority of our leases will continue to be structured as triple-net leases. We may also acquire properties used by businesses that support farming communities. Investments will not be restricted as to geographical areas, but we expect that most of our investments will continue to be made within the continental U.S. Currently, our properties are located across 10 states in the U.S. We anticipate that we will make substantially all of our investments through our Operating Partnership. Our Operating Partnership may acquire interests in real property in exchange for the issuance of shares of our common stock, OP Units, cash, or through a combination of the three. OP Units issued by our Operating Partnership will be redeemable at the option of the holder for cash or, at our election, shares of our common stock on a one-for-one basis at any time after holding the OP Units for one year. We currently, and may in the future, hold some or all of our interests in real properties through one or more wholly-owned subsidiaries, each classified as a qualified REIT subsidiary.
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

We intend to own and lease primarily single-tenant, agricultural real property, and we may acquire and lease properties used by businesses that support farming communities. Generally, we will lease properties to tenants that our Adviser deems creditworthy under triple-net leases that will be full-recourse obligations of our tenants or their affiliates. Most of our agricultural leases have original terms ranging from 3 to 10 years for farms growing annual row crops and 7 to 15 years for properties growing permanent crops, often with options to extend the lease further. Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. The escalation clauses may specify fixed dollar amounts or percentage increases each year, or they may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect then-current market rents. We also have leases that include a variable rent component based on the gross revenues earned on the respective farm. In these types of agreements, we will generally require the lease to include the guarantee of a minimum amount of rental income that satisfies our investment return criteria.
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

•
Location. Farming also requires optimal climate and growing seasons. We typically seek to purchase properties in locations that take advantage of climate conditions that are needed to grow fresh produce row crops. We intend to continue to expand throughout the U.S. in locations with productive farmland and financially sound tenant-farmers.

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
In addition, our Adviser will generally supplement its valuation estimate with an independent real estate appraisal in connection with each investment that it considers. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the tenant’s credit, and the conditions of the credit markets at the time the lease transaction is negotiated. However, in certain limited situations, the actual purchase price of a property may be greater or less than its appraised value. When appropriate, our Adviser may engage experts to undertake some or all of the due diligence efforts described above.
Upon completion of a due diligence investigation and a decision to proceed with an investment, the Adviser’s investment professionals who have primary responsibility for the investment present the investment opportunity to the Adviser’s investment committee. The investment committee then determines whether to pursue the potential investment. Prior to the closing of an investment, additional due diligence may be conducted on our behalf by attorneys, independent accountants, and other outside advisers, as appropriate.
Underwriting the Tenant, Due Diligence Process, and Negotiating Lease Provisions
In addition to property selection, underwriting the tenant that will lease the property is also an important aspect of our investment process. Our Adviser will evaluate the creditworthiness of the tenant and assess its ability to generate sufficient cash flow from its agricultural operations, and other business operations as applicable, to cover its payment obligations to us pursuant to our lease. The following is a list of criteria that our Adviser may consider when evaluating potential tenants for our properties, although not all criteria may be present for each lease:

•
Experience. We believe that experience is the most significant characteristic when determining the creditworthiness of a tenant. Therefore, we seek to rent our properties to farmers that have an extensive track record of farming their property and particular crops successfully and, in some cases, to other tenants with meaningful management experience and a strong operating history.

•
Financial Strength. We evaluate each potential tenant’s financial stability, considering factors such as its rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history, and capital structure, as applicable. We primarily seek to rent to farming operations that have financial resources to invest in planting and harvesting their crops. We generally require annual financial statements of new tenants to evaluate the financial capability of the tenant and its ability to perform its obligations under the lease.

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

•
Diversification. Our Adviser will seek to diversify our portfolio to avoid dependence on any one particular tenant, geographic location, facility type, or crop type. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single underperforming investment or a downturn in any particular geographic region. Many of the areas in which we purchase or finance properties are likely to have their own microclimates and, although they appear to be in close proximity to one another, generally will not be similarly affected by weather or other natural occurrences at the same time. We currently own properties in 10 different states across the U.S., and over time, we expect to expand our geographic focus to other areas of the Southeast, Pacific Northwest, Midwest, and Mid-Atlantic. We will also attempt to continue diversifying our portfolio of properties by seeking additional farmland that grows permanent crops and commodity crops, while maintaining our current focus of owning and leasing farmland that grows fresh produce annual row crops.
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
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses with regard to the comparison between the three months ended March 31, 2020 versus 2019:

◦	Same-property basis represents farms owned as of December 31, 2018, and were not vacant at any point during either period presented;

◦
Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2018. From January 1, 2019, through March 31, 2020, we acquired 28 new farms and did not have any farm dispositions; and

◦
Vacant or self-operated properties represent farms that were either vacant (either wholly or partially) at any point during either period presented or operated by a wholly-owned subsidiary of ours. We had two farms that were vacant for a portion of the three months ended March 31, 2019.

A comparison of our operating results for the three months ended March 31, 2020 and 2019 is below (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$12,262	$7,773	$4,489	57.8%
Variable lease payments – participation rents	30	27	3	11.1%
Variable lease payments – tenant reimbursements	178	30	148	493.3%
Lease termination income, net	2,810	—	2,810	NM
Total operating revenues	15,280	7,830	7,450	95.1%
Operating expenses:
Depreciation and amortization	4,257	2,597	1,660	63.9%
Property operating expenses	521	816	(295)	(36.2)%
Base management and incentive fees, net of credits	2,368	336	2,032	604.8%
Administration fee	384	306	78	25.5%
General and administrative expenses	553	550	3	0.5%
Total operating expenses, net of credits	8,083	4,605	3,478	75.5%
Operating income	7,197	3,225	3,972	123.2%
Other income (expense):
Other income	1,324	826	498	60.3%
Interest expense	(4,963)	(3,453)	(1,510)	43.7%
Dividends declared on Series A Term Preferred Stock	(458)	(458)	—	—%
Loss on dispositions of real estate assets, net	(99)	(32)	(67)	209.4%
Property and casualty recovery, net	66	—	66	NM
Income from investments in unconsolidated entities	34	—	34	NM
Total other expense, net	(4,096)	(3,117)	(979)	31.4%
Net income	3,101	108	2,993	2,771.3%
Net income attributable to non-controlling interests	(42)	(3)	(39)	1,300.0%
Net income attributable to the Company	3,059	105	2,954	2,813.3%
Dividends declared on Series B Preferred Stock	(2,125)	(601)	(1,524)	253.6%
Net income (loss) attributable to common stockholders	$934	$(496)	$1,430	NM
NM = Not Meaningful
Operating Revenues
Lease Revenues
The following table provides a summary of our lease revenues during the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Same-property basis:
Fixed lease payments	$7,966	$7,713	$253	3.3%
Participation rents	30	27	3	11.1%
Lease termination income, net	2,810	—	2,810	—%
Total – Same-property basis	10,806	7,740	3,066	39.6%
Properties acquired or disposed of	4,228	24	4,204	17,516.7%
Vacant or self-operated properties	68	36	32	88.9%
Tenant reimbursements(1)	178	30	148	493.3%
Total Lease revenues	$15,280	$7,830	$7,450	95.1%

(1)
Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Corresponding amounts were also recorded as property operating expenses during the respective periods.

Same-property Basis – 2020 compared to 2019
Lease revenues from fixed lease payments increased for the three-months ended March 31, 2020, primarily due to recent lease renewals at net higher rental rates, as well as additional rents earned on recent capital improvements completed on certain of our farms.
Lease revenues from participation rents remained relatively flat for the three months ended March 31, 2020.
During the three months ended March 31, 2020, we received an early lease termination payment from an outgoing tenant on a property of approximately $3.0 million, which we recognized as additional lease revenue upon receipt, less a net balance of approximately $165,000 of aggregate prepaid rent and deferred rent assets balances that were written off against this amount. For further discussion on this lease termination, see above, under “Overview—Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity—Lease Termination.”
Other – 2020 compared to 2019
Lease revenues from properties acquired or disposed of increased for the three months ended March 31, 2020, primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2018.
Lease revenue for vacant or self-operated properties increased for the three months ended March 31, 2020, primarily due to additional revenues earned during 2020 on farms that were vacant for a portion of 2019.
The increase in tenant reimbursements for the three months ended March 31, 2020, was due to additional contractual reimbursements of property taxes and other operating costs. Tenant reimbursements during the three months ended March 31, 2020, also included payments made by a tenant on our behalf (pursuant to the lease agreement) to an unconsolidated entity of ours that conveys water to the respective property.
Operating Expenses
Depreciation and Amortization
The following table provides a summary of the depreciation and amortization expense recorded during the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Same-property basis	$3,062	$2,554	$508	19.9%
Properties acquired or disposed of	1,159	7	1,152	16,457.1%
Vacant or self-operated properties	36	36	—	—%
Total depreciation and amortization	$4,257	$2,597	$1,660	63.9%
Depreciation and amortization expense on a same-property basis increased for the three months ended March 31, 2020, as compared to the prior-year period, primarily due to accelerated amortization expense recognized due to an early lease termination (see above, under “Overview—Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity—Lease Termination”), as well as additional depreciation on site improvements completed on certain properties subsequent to

December 31, 2018, and partially offset by the expiration of certain lease intangible amortization periods subsequent to December 31, 2018. Depreciation and amortization expense on properties acquired or disposed of increased for the three months ended March 31, 2020, as compared to the prior-year period, primarily due to the additional depreciation and amortization expense incurred on the new farms acquired subsequent to December 31, 2018. Depreciation and amortization expense from vacant or self-operated properties for the three months ended March 31, 2020, remained flat when compared to the prior-year period.
Property-operating Expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. In addition, from approximately July 2018 through June 2019, we incurred additional expenses related to temporary generator rental costs to power newly-drilled wells on one of our properties. During the second half of 2019, these wells were connected to permanent power sources, and the generators were no longer needed. The following table provides a summary of the property-operating expenses recorded during the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Same-property basis	$327	$766	$(439)	(57.3)%
Properties acquired or disposed of	12	4	8	200.0%
Vacant or self-operated properties	4	16	(12)	(75.0)%
Tenant-reimbursed property operating expenses(1)	178	30	148	493.3%
Total Property operating expenses	$521	$816	$(295)	(36.2)%

(1)
Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Corresponding amounts were also recorded as lease revenues during the respective periods.

Same-property Basis – 2020 compared to 2019
For the three months ended March 31, 2020, property operating expenses decreased due to additional costs incurred during the prior-year period for the above-referenced generator rentals and for obtaining certain permits on one of our California properties.
Other – 2020 compared to 2019
Property operating expenses on properties acquired or disposed of increased for the three months ended March 31, 2020, primarily due to additional miscellaneous property operating expenses incurred on certain of the new farms we acquired subsequent to December 31, 2018. Property operating expenses on vacant or self-operated properties decreased for the three months ended March 31, 2020, primarily due to additional property taxes incurred by us during the vacant period on these two farms during the prior-year period, as well as additional legal costs incurred associated with drafting new lease agreements. The increase in tenant-reimbursed property operating expenses for the three months ended March 31, 2020, was due to additional property taxes paid by us on certain of our properties, as well as miscellaneous operating costs incurred by us in connection with our ownership interest in an unconsolidated entity. In both of these situations, the respective tenants are contractually obligated to reimburse us per the respective leases.
Related-Party Fees
Certain fee calculations changed pursuant to amendments to the agreements with our Adviser that were approved on July 9, 2019, and January 14, 2020. For a discussion of the changes to these fees, see above, under “Overview—Our Adviser and Administrator—Advisory Agreements.” The following table summarizes the base management, incentive, and capital gains fees due to our Adviser, in each case, as applicable, net of the respective credits, for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Base management fee, gross(1)	$1,034	$905	$129	14.3%
Credits granted by Adviser’s board of directors applied against the base management fee(2)	—	(569)	569	(100.0)%
Base management fee, net	1,034	336	698	207.7%
Incentive fee, gross(1)	1,334	—	1,334	—%
Credits granted by Adviser’s board of directors applied against the incentive fee(2)	—	—	—	—%
Incentive fee, net	1,334	—	1,334	—%
Capital gains fee, gross(1)	—	—	—	—%
Credits granted by Adviser’s board of directors applied against the capital gains fee(2)	—	—	—	—%
Capital gains fee, net	—	—	—	—%
Total fees to Adviser, gross	2,368	905	1,463	161.7%
Total credits granted by Adviser’s board of directors(1)	—	(569)	569	(100.0)%
Total fees to Adviser, net	$2,368	$336	$2,032	604.8%

(1)	Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.

(2)	Represent non-contractual, unconditional, and irrevocable waivers granted to us by our Adviser.
The base management fee increased during the three months ended March 31, 2020, as compared to the prior-year period, primarily due to a change in the calculation of the base management fee. For the three months ended March 31, 2020, the base management fee was calculated as 0.125% (0.5% per annum) of the Gross Tangible Real Estate as of December 31, 2019, which base was increased due to a large volume of acquisitions during 2019, whereas the base management fee for the three months ended March 31, 2019, was calculated as 0.5% (2.0% per annum) of the Total Adjusted Equity as of December 31, 2018. See above, under “Overview—Our Adviser and Administrator—Advisory Agreements—Base Management Fee,” for further discussion on the calculation of the base management fee for each period. In addition, our Adviser granted us a non-contractual, unconditional, and irrevocable waiver to be applied against the base management fee during the three months ended March 31, 2019.
Our Adviser earned an incentive fee during the three months ended March 31, 2020, due to our Pre-Incentive Fee FFO (as defined in the respective agreement with our Adviser) exceeding the required hurdle rate of the applicable base. No incentive fee was earned by our Adviser during the three months ended March 31, 2019.
Our Adviser did not earn a capital gains fee during either of the three months ended March 31, 2020 or 2019, as we did not sell any of our properties during either period.
The administration fee paid to our Administrator increased for the three months ended March 31, 2020, as compared to the prior-year period, primarily due to hiring additional personnel and us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses remained relatively flat for the three months ended March 31, 2020, as compared to the prior-year period, as higher professional fees and stockholder-related expenses were offset by a decrease in amount of acquisition-related costs expensed.
Other Income (Expense)
Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments, increased for the three months ended March 31, 2020, as compared to the prior-year period, primarily driven by additional interest patronage received from Farm Credit (due to increased borrowings from Farm Credit). During the three months ended March 31, 2020, we recorded approximately $1.3 million of interest patronage from Farm Credit related to interest accrued during 2019, compared to approximately $700,000 of interest patronage recorded during the prior-year period. The receipt of interest patronage received from Farm Credit during 2020 resulted in a 20.4% decrease (approximately 98 basis points) to our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2019. In addition, during the three months ended March 31, 2019, we recognized $110,000 of income as a result of accumulated deferred revenue related to a sale agreement for one of our farms that was terminated.
Interest expense increased for the three months ended March 31, 2020, as compared to the prior-year period, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock) outstanding for the three months ended March 31, 2020, was approximately $481.3 million, as compared to approximately $336.3 million for the prior-year period. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the overall effective interest rate charged on our aggregate borrowings was 3.98% and 3.93% for the three months ended March 31, 2020 and 2019, respectively.
During each of the three months ended March 31, 2020 and 2019, we paid aggregate distributions on our Series A Term Preferred Stock (which distributions are treated similar to interest expense) of approximately $458,000.
During the three months ended March 31, 2020, we recorded a net loss of approximately $99,000, primarily due to the disposal of certain irrigation improvements on two of our farms, partially offset by a gain recognized on the sale irrigation pivots on another farm that were replaced.
The net property and casualty recoveries recorded during the three months ended March 31, 2020, related to insurance recoveries received for certain irrigation improvements that were damaged due to natural disasters during 2019.
During the three months ended March 31, 2020, we recognized approximately $34,000 of income in an unconsolidated entity. We acquired an interest in this entity during the three months ended September 30, 2019.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the New MetLife Facility), and issuances of additional equity securities. Our current available liquidity is approximately $53.7 million, consisting of approximately $28.4 million in cash on hand and, based on the current level of collateral pledged, approximately $24.2 million of availability under the MetLife Facility (subject to compliance with covenants).
Future Capital Needs
Our short- and long-term liquidity requirements consist primarily of making distributions to stockholders (including to non-controlling OP Unitholders, if any) to maintain our qualification as a REIT, funding our general operating costs, making principal and interest payments on outstanding borrowings, making dividend payments on our Series A Term Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, and, as capital is available, funding new farmland and farm-related acquisitions consistent with our investment strategy.
Notwithstanding the current COVID-19 pandemic, we believe that our current and short-term cash resources will be sufficient to fund our distributions to stockholders (including non-controlling OP Unitholders), service our debt, pay dividends on our Series A Term Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, and fund our current operating costs in the near term. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including, but not limited to, shares of common stock through our ATM Program, OP Units through our Operating Partnership as consideration for future acquisitions, and shares of our Series C Preferred Stock), long-term mortgage indebtedness and bond issuances, and other secured and unsecured borrowings. While public equity markets have experienced significant volatility lately, based on discussions with our lenders, we do not believe there will be a credit freeze in the near term. We are in compliance with all of our debt covenants under our respective credit facilities, and we believe we currently have adequate liquidity to cover all near-term debt obligations and operating expenses.
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related facilities. We continue to actively seek and evaluate acquisitions of additional farms and farm-related facilities that satisfy our investment criteria, and despite the current COVID-19 pandemic, our pipeline of potential acquisitions remains healthy. We have several properties under signed purchase and sale agreements or non-binding letters of intent that we hope to consummate over the next six months. We also have many other properties that are in various other stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
Cash Flow Resources

The following table summarizes total net cash flows from operating, investing, and financing activities for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net change in cash from:
Operating activities	$3,496	$2,432	$1,064	43.8%
Investing activities	(10,168)	(5,717)	(4,451)	77.9%
Financing activities	23,216	11,663	11,553	99.1%
Net change in Cash and cash equivalents	$16,544	$8,378	$8,166	97.5%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased for the three months ended March 31, 2020, as compared to the prior-year period, primarily due to an early lease termination payment of approximately $3.0 million received from the outgoing tenant on four of our farms in Arizona and additional rental payments received from recent acquisitions, partially offset by increases in the amounts of fees paid to our Adviser and interest payments made during the three months ended March 31, 2020. As of the date of this filing, all but one of our tenants are current in their rental payments to us, and we have not received any requests from tenants seeking rent relief as a result of COVID-19. Further, we currently expect rental payments to continue to be paid on time for at least the foreseeable future. However, there can be no assurance that our business and financial and operational results will not be impacted by the COVID-19 pandemic or that we will be able to pay distributions to our stockholders in the future at the same rate, or at all.
Investing Activities
The increase in cash used in investing activities during the three months ended March 31, 2020, as compared to the prior-year period, was primarily due to an increase in aggregate cash paid for acquisitions of new farms and capital improvements on existing farms during the three months ended March 31, 2020, which was approximately $4.8 million more than the prior-year period.
Financing Activities
The increase in cash provided by financing activities during the three months ended March 31, 2020, as compared to the prior-year period, was primarily due to net cash proceeds from equity issuances (including the Series B Preferred Stock and our common stock) of approximately $16.3 million, partially offset by a decrease in net borrowings of approximately $2.4 million for the three months ended March 31, 2020, as compared to that of the prior-year period.
Debt Capital
New MetLife Facility
As amended on February 20, 2020, the New MetLife Facility currently consists of the $75.0 million New MetLife Term Note and the $75.0 million MetLife Lines of Credit. We currently have no outstanding balance on the New MetLife Term Note and $100,000 outstanding under the MetLife Lines of Credit. While $149.9 million of the full commitment amount under the New MetLife Facility remains undrawn, based on the current level of collateral pledged, we currently have approximately $24.2 million of availability under the New MetLife Facility. The draw period for the New MetLife Term Note expires on December 31, 2022, after which time MetLife has the option to be relieved of its obligation to disburse any additional undrawn funds under the New MetLife Term Note.
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
Farm Credit and Other Lenders
Since September 2014, we have closed on 30 separate loans with 10 different Farm Credit associations (for additional information on these associations, see Note 4, “Borrowings,” within the accompanying notes to our condensed consolidated financial statements). We also currently have borrowing relationships with three other agricultural lenders and are continuously reaching out to other lenders to establish prospective new relationships. While we do not have any additional availability under any of these programs based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with existing and new lenders in connection with certain potential new acquisitions in the future. In addition, we currently have two farms appraised at approximately $7.5 million that are unencumbered and eligible to be pledged as collateral.
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2020 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price	Gross Proceeds	Net Proceeds(1)
Series B Preferred Stock(2)	1,229,531	$24.52	$30,148	$27,664
Series C Preferred Stock	15,600	25.00	390	355
Common Stock – ATM Program	409,800	13.28	5,441	5,386

(1)	Net of selling commissions and dealer-manager fees or underwriting discounts (in each case, as applicable).

(2)	Includes share redemptions during the applicable time period.
Our 2020 Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our condensed consolidated financial statements) permits us to issue up to an aggregate of $1.0 billion in securities (including up to $650.0 million reserved for issuance of shares of the Series C Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $390,000 of Series C Preferred Stock under the 2020 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any material off-balance sheet arrangements.
NON-GAAP FINANCIAL INFORMATION
Funds from Operations, Core Funds from Operations, and Adjusted Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) developed funds from operations (“FFO”) as a relative non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis as determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We further present core FFO (“CFFO”) and adjusted FFO (“AFFO”) as additional non-GAAP financial measures of our operational performance, as we believe both CFFO and AFFO improve comparability on a period-over-period basis and are more useful supplemental metrics for investors to use in assessing our operational performance on a more sustainable basis than FFO. We believe that these additional performance metrics, along with the most directly-comparable GAAP measures, provide investors with helpful insight regarding how management measures our ongoing performance, as each of CFFO and AFFO (and their respective per-share amounts) are used by management and our board of directors, as appropriate, in assessing overall performance, as well as in certain decision-making analysis, including, but not limited to, the timing of acquisitions and potential equity raises (and the type of securities to offer in any such equity raises), the determination of any fee credits, and declarations of distributions on our common stock. The non-GAAP financial measures presented herein have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results calculated in accordance with GAAP. We believe that net income is the most directly-comparable GAAP measure to each of FFO, CFFO, and AFFO.
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

Other adjustments. We will adjust for certain non-recurring charges and receipts and will explain such adjustments accordingly. We believe the exclusion of such non-recurring amounts improves comparability of our operating results on a period-to-period basis and will apply consistent definitions of CFFO and AFFO for all prior-year periods presented to provide consistency and better comparability.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three months ended March 31, 2020 and 2019 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended March 31,
	2020	2019
Net income	$3,101	$108
Less: Dividends declared on Series B Preferred Stock	(2,125)	(601)
Net income (loss) available to common stockholders and non-controlling OP Unitholders	976	(493)
Plus: Real estate and intangible depreciation and amortization	4,257	2,597
Plus: Losses on dispositions of real estate assets, net	99	32
Adjustments for unconsolidated entities(1)	4	—
FFO available to common stockholders and non-controlling OP Unitholders	5,336	2,136
Plus: Acquisition- and disposition-related expenses	10	139
(Less) plus: Other (receipts) charges, net(2)	(79)	3
CFFO available to common stockholders and non-controlling OP Unitholders	5,267	2,278
Net rent adjustment	(4)	34
Plus: Amortization of debt issuance costs	179	150
AFFO available to common stockholders and non-controlling OP Unitholders	5,442	2,462

Weighted-average common stock outstanding—basic and diluted	21,262,080	18,028,826
Weighted-average common non-controlling OP Units outstanding	288,303	433,393
Weighted-average total common shares outstanding	21,550,383	18,462,219

Diluted FFO per weighted-average total common share	$0.25	$0.12
Diluted CFFO per weighted-average total common share	$0.24	$0.12
Diluted AFFO per weighted-average total common share	$0.25	$0.13

(1)	Represents our pro-rata share of depreciation expense recorded in unconsolidated entities during the period.

(2)
Consists primarily of net property and casualty recoveries recorded and the cost of related repairs expensed during each period as a result of the damage to certain irrigation improvements and, for the three months ended March 31, 2020, only, our pro-rata share of income recorded from investments in unconsolidated entities during the period.

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
A breakdown of the methodologies used to value our properties and the aggregate value as of March 31, 2020, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	27	13,960	12,705	$258,876	$258,032	28.9%
Third-party Appraisal(2)	86	73,900	58,344	542,634	633,523	71.1%
Total	113	87,860	71,049	$801,510	$891,555	100.0%

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.

(2)	Appraisals performed between June 2019 and April 2020.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of March 31, 2020, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$680 – $87,280	$30,343
Market NOI (per farmable acre)	$780 – $4,877	$2,749
Market Capitalization Rate	4.00% – 10.00%	4.51%

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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of March 31, 2020, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended March 31, 2020, from the prior value basis as of June 30, 2019, is provided in the table below (dollars in thousands):

Total portfolio fair value as of December 31, 2019		$877,485
Plus: Acquisition of two new farms during the three months ended March 31, 2020		7,500
Plus net value appreciation during the three months ended March 31, 2020:
30 farms valued via third-party appraisals	$6,570
Total net appreciation for the three months ended March 31, 2020		6,570
Total portfolio fair value as of March 31, 2020		$891,555
Management also determined fair values of all long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of March 31, 2020, was approximately $481.3 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $480.6 million. In addition, using the closing stock price as of March 31, 2020, the fair value of the Series A Term Preferred Stock was determined to be approximately $28.6 million, as compared to a carrying value (excluding unamortized related issuance costs) of approximately $28.8 million. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series B Preferred Stock to be $25.00 per share as of March 31, 2020 (see Exhibit 99.1 to this Form 10-Q).
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
As of March 31, 2020, we estimate the NAV per common share to be $11.46. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$308,055
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(801,510)
Plus: estimated fair value of real estate holdings(2)	891,555
Net fair value adjustment for real estate holdings		90,045
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	509,312
Less: fair value of aggregate long-term indebtedness(3)(4)	(509,978)
Net fair value adjustment for long-term indebtedness		(666)
Estimated NAV		397,434
Less: fair value of Series B Preferred Stock(5)		(149,441)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$247,993
Total common shares and OP Units outstanding(6)		21,634,761
Estimated NAV per common share and OP Unit		$11.46

(1)	Per Net Cost Basis as presented in the table above.

(2)	Per Current Fair Value as presented in the table above.

(3)	Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series A Term Preferred Stock.

(4)	Long-term notes and bonds payable were valued using a discounted cash flow model. The Series A Term Preferred Stock was valued based on its closing stock price as of March 31, 2020.

(5)	Valued at the security’s liquidation value, as discussed above.

(6)	Includes 21,346,458 shares of common stock and 288,303 OP Units held by non-controlling OP Unitholders.
A quarterly roll-forward in the estimated NAV per common share for the three months ended March 31, 2020, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of December 31, 2019		$11.41
Plus net income available to common stockholders and non-controlling OP Unitholders		0.04
Plus net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.34
Net change in unrealized fair value of long-term indebtedness	(0.01)
Net change in valuations		0.33
Less distributions on common stock and non-controlling OP Units		(0.13)
Less net dilutive effect of equity issuances		(0.19)
Estimated NAV per common share and non-controlling OP Unit as of March 31, 2020		$11.46

(1)
The net change in unrealized fair value of our farmland portfolio consists of three components: (i) an increase of $0.30 per share due to the net appreciation in value of the farms that were valued during the three months ended March 31, 2020, (ii) an increase of $0.20 per share due to the aggregate depreciation and amortization expense recorded during the three months ended March 31, 2020, and (iii) a decrease of $0.16 per share due to capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.

Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $11.46 as of March 31, 2020, based on the calculation above, the closing price of our common stock on March 31, 2020, was $11.85 per share.
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
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, are any such material legal proceedings threatened against us.

Item 1A.	Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the risk factor below and the section captioned, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019. The risks described below and in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, financial condition, and/or operating results in the future.
Our business may be adversely affected by the recent coronavirus outbreak.
As of the date of this filing, there is an outbreak of a novel and highly contagious form of coronavirus (“COVID-19”), which the World Health Organization has declared a Public Health Emergency of International Concern. The outbreak of COVID-19 has resulted in numerous deaths, adversely impacted global commercial activity, and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel, and the closure of offices, businesses, schools, retail stores, and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, are creating significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment, and other industries. As COVID-19 continues to spread, the potential impacts, including a global, regional, or other economic recession, are increasingly uncertain and difficult to assess.
Any public health emergency, including any outbreak of COVID-19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could have a significant adverse impact on the Company and could adversely affect the Company's ability to fulfill its investment objectives.
The extent of the impact of any public health emergency on the Company’s operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergencies on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity, and the extent of its disruption to important global, regional, and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. The effects of a public health emergency may disrupt the operations of our tenant-farmers and pose the risk that they may be prevented from conducting normal business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities. We cannot accurately estimate the impact that a public health threat could have on our farmland portfolio, but it could disrupt the businesses of our tenant-farmers and impact their ability to make lease payments to us, thereby decreasing the overall value of our leasehold interests in the properties, which could adversely impact our business, financial condition, or results of operations.
Further, the operations of the Company may be significantly impacted, or even temporarily or permanently halted, as a result of government shelter-in-place measures, voluntary and precautionary restrictions on travel or meetings, and other factors related to a public health emergency, including its potential adverse impact on the health of the Adviser’s and Administrator’s personnel. As a result, there is a risk that this crisis could adversely impact the Company’s ability to source, manage, and divest investments and the Company’s ability to achieve its investment objectives, all of which could result in significant losses to the Company and could impact the Company’s ability to make interest and distribution payments to lenders and stockholders, respectively, including their respective amounts.

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

3.6
Articles Supplementary for 6.00% Series C Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

4.1
Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed on December 27, 2012.

4.2	Form of Certificate for 6.375% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 11, 2016.
4.3	Form of Certificate for 6.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.
4.4
Form of Certificate for 6.00% Series C Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

4.5	Form of Indenture, incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 333-236943), filed on March 6, 2020.
10.1
Fourth Amended and Restated Investment Advisory Agreement, dated as of January 14, 2020, by and between Gladstone Land Corporation and Gladstone Management Corporation, incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K (File No. 001-35795), filed on February 19, 2020.

10.2
Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, including Exhibit SC thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

10.3
First Amendment to the Escrow Agreement, dated as of February 20, 2020, by and between Gladstone Land Corporation and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

10.4
Loan Agreement, dated as of February 20, 2020, by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

10.5
Dealer Manager Agreement, dated as of February 20, 2020, by and between Gladstone Land Corporation and Gladstone Securities, LLC, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

10.6
Form of Participating Dealer Agreement, dated February 20, 2020, by and between Gladstone Land Corporation and Gladstone Securities, LLC, incorporated by reference to Exhibit A of Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series B Cumulative Redeemable Preferred Stock at March 31, 2020 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: May 6, 2020	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: May 6, 2020	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors