Form 10-Q
period 2020-06-30
GLADSTONE LAND Corp
filed 2020-08-05
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 4, 2020, was 22,022,815.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2020

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Investments in real estate, net	$820,763	$792,081
Lease intangibles, net	3,680	4,827
Cash and cash equivalents	24,779	13,688
Other assets, net	7,467	6,191
TOTAL ASSETS	$856,689	$816,787

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	491,538	481,829
Series A cumulative term preferred stock, $0.001 par value, $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of June 30, 2020, and December 31, 2019, net	28,476	28,359
Accounts payable and accrued expenses	12,443	10,132
Due to related parties, net	1,653	2,169
Other liabilities, net	16,096	15,228
Total liabilities	550,306	537,817
Commitments and contingencies (Note 7)

EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,472,482 shares authorized 5,972,482 shares issued and outstanding as of June 30, 2020; 6,485,400 shares authorized, 4,755,869 shares issued and outstanding as of December 31, 2019	6	5
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 26,000,000 shares authorized, 130,702 shares issued and outstanding as of June 30, 2020; no shares authorized, issued, or outstanding as of December 31, 2019	—	—
Common stock, $0.001 par value; 65,527,518 shares authorized 21,534,739 shares issued and outstanding as of June 30, 2020; 91,514,600 shares authorized, 20,936,658 shares issued and outstanding as of December 31, 2019	22	21
Additional paid-in capital	352,677	315,770
Accumulated other comprehensive loss	(1,816)	(390)
Distributions in excess of accumulated earnings	(45,653)	(38,785)
Total stockholders’ equity	305,236	276,621
Non-controlling interests in Operating Partnership	1,147	2,349
Total equity	306,383	278,970

TOTAL LIABILITIES AND EQUITY	$856,689	$816,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Lease revenue, net	$12,638	$8,362	$27,918	$16,192
Total operating revenues	12,638	8,362	27,918	16,192
OPERATING EXPENSES:
Depreciation and amortization	3,843	2,936	8,100	5,533
Property operating expenses	717	586	1,238	1,403
Base management fee	1,047	974	2,081	1,879
Incentive fee	—	—	1,334	—
Administration fee	357	250	740	556
General and administrative expenses	490	469	1,044	1,018
Total operating expenses	6,454	5,215	14,537	10,389
Credits to fees from Adviser	—	(974)	—	(1,543)
Total operating expenses, net of credits to fees	6,454	4,241	14,537	8,846
OTHER INCOME (EXPENSE):
Other income	21	48	1,345	874
Interest expense	(4,990)	(3,543)	(9,953)	(6,996)
Dividends declared on Series A cumulative term preferred stock	(458)	(458)	(916)	(916)
(Loss) gain on dispositions of real estate assets, net	(567)	13	(666)	(19)
Property and casualty (loss) recovery	—	(7)	66	(7)
(Loss) income from investments in unconsolidated entities	(8)	—	26	—
Total other expense, net	(6,002)	(3,947)	(10,098)	(7,064)
NET INCOME	182	174	3,283	282
Net loss (income) attributable to non-controlling interests	2	(1)	(39)	(3)
NET INCOME ATTRIBUTABLE TO THE COMPANY	184	173	3,244	279
Dividends declared on Series B cumulative redeemable preferred stock	(2,241)	(893)	(4,367)	(1,494)
Dividends declared on Series C cumulative redeemable preferred stock	(21)	—	(21)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,078)	$(720)	$(1,144)	$(1,215)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.10)	$(0.04)	$(0.05)	$(0.07)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	21,418,455	18,641,738	21,340,268	18,336,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Continued)
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
COMPREHENSIVE INCOME:
Net income attributable to the Company	$184	$173	$3,244	$279
Change in fair value related to interest rate hedging instruments	(169)	—	(1,426)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$15	$173	$1,818	$279

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended June 30, 2020
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at March 31, 2020	5,977,647	$6	—	$—	21,346,458	$21	$348,020	$(1,647)	$(40,701)	$305,699	$2,356	$308,055
Issuance of Series B Preferred Stock, net	—	—	—	—	—	—	(66)	—	—	(66)	—	(66)
Redemptions of Series B Preferred Stock	(5,165)	—	—	—	—	—	(124)	—	—	(124)	—	(124)
Issuance of Series C Preferred Stock, net	—	—	130,702	—	—	—	2,963	—	—	2,963	—	2,963
Redemption of OP Units	—	—	—	—	144,152	0	2,092	—	—	2,092	(2,092)	—
Issuance of common stock, net	—	—	—	—	44,129	1	707	—	—	708	—	708
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	(169)	—	(169)	—	(169)
Net income	—	—	—	—	—	—	—	—	184	184	(2)	182
Dividends—Series B Preferred Stock	—	—	—	—	—	—	—	—	(2,241)	(2,241)	—	(2,241)
Dividends—Series C Preferred Stock			—	—	—	—	—	—	(21)	(21)	—	(21)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	(2,874)	(2,874)	(30)	(2,904)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(915)	—	—	(915)	915	—
Balance at June 30, 2020	5,972,482	$6	130,702	$—	21,534,739	$22	$352,677	$(1,816)	$(45,653)	$305,236	$1,147	$306,383

	Six months ended June 30, 2020
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2019	4,755,869	$5	—	$—	20,936,658	$21	$315,770	$(390)	$(38,785)	$276,621	$2,349	$278,970
Issuance of Series B Preferred Stock, net	1,229,531	1	—	—	—	—	27,049	—	—	27,050	—	27,050
Redemptions of Series B Preferred Stock	(12,918)	0	—	—	—	—	(309)	—	—	(309)	—	(309)
Issuance of Series C Preferred Stock, net	—	—	130,702	—	—	—	2,963	—	—	2,963	—	2,963
Redemptions of OP Units	—	—	—	—	144,152	0	2,092	—	—	2,092	(2,092)	—
Issuance of common stock, net	—	—	—	—	453,929	1	6,031	—	—	6,032	—	6,032
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	(1,426)	—	(1,426)	—	(1,426)
Net income	—	—	—	—	—	—	—	—	3,244	3,244	39	3,283
Dividends—Series B Preferred Stock	—	—	—	—	—	—	—	—	(4,367)	(4,367)	—	(4,367)
Dividends—Series C Preferred Stock	—	—	—	—	—	—	—	—	(21)	(21)	—	(21)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	(5,724)	(5,724)	(68)	(5,792)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(919)	—	—	(919)	919	—
Balance at June 30, 2020	5,972,482	$6	130,702	$—	21,534,739	$22	$352,677	$(1,816)	$(45,653)	$305,236	$1,147	$306,383
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended June 30, 2019
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at March 31, 2019	1,891,709	$2	—	—	18,462,219	$18	$223,480	$—	$(28,731)	$194,769	$—	$194,769
Issuance of Series B Preferred Stock, net	751,159	1	—	—	—	—	16,755	—	—	16,756	—	16,756
Redemptions of Series B Preferred Stock	(6,800)	0	—	—	—	—	(153)	—	—	(153)	—	(153)
Issuance of common stock, net	—	—	—	—	2,070,551	3	23,167	—	—	23,170	—	23,170
Net income	—	—	—	—	—	—	—	—	174	174	—	174
Dividends—Series B Preferred Stock	—	—	—	—	—	—	—	—	(893)	(893)	—	(893)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	(2,469)	(2,469)	—	(2,469)
Balance at June 30, 2019	2,636,068	$3	—	$—	20,532,770	$21	$263,249	$—	$(31,919)	$231,354	$—	$231,354

	Six Months Ended June 30, 2019
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2018	1,144,393	$1	—	—	17,891,340	$18	$202,053	$—	$(25,826)	$176,246	$4,807	$181,053
Issuance of Series B Preferred Stock, net	1,499,075	2	—	—	—	—	33,458	—	—	33,460	—	33,460
Redemptions of Series B Preferred Stock	(7,400)	0	—	—	—	—	(166)	—	—	(166)	—	(166)
Redemption of OP Units	—	—	—	—	570,879	1	4,714	—	—	4,715	(4,715)	—
Issuance of common stock, net	—	—	—	—	2,070,551	2	23,147	—	—	23,149	—	23,149
Net income	—	—	—	—	—	—	—	—	279	279	3	282
Dividends—Series B Preferred Stock	—	—	—	—	—	—	—	—	(1,494)	(1,494)	—	(1,494)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	(4,878)	(4,878)	(52)	(4,930)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	43	—	—	43	(43)	—
Balance at June 30, 2019	2,636,068	$3	—	$—	20,532,770	$21	$263,249	$—	$(31,919)	$231,354	$—	$231,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,283	$282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,100	5,533
Amortization of debt issuance costs	365	299
Amortization of deferred rent assets and liabilities, net	(139)	(157)
Amortization of of right-of-use asset from operating leases and operating lease liabilities, net	(24)	(29)
Income from investments in unconsolidated entities	(26)	—
Bad debt expense	12	6
Loss on dispositions of real estate assets, net	666	19
Property and casualty recovery, net	—	7
Changes in operating assets and liabilities:
Other assets, net	(1,426)	220
Accounts payable and accrued expenses and Due to related parties, net	(501)	(1,344)
Other liabilities, net	(373)	(580)
Net cash provided by operating activities	9,937	4,256
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(25,134)	(48,004)
Capital expenditures on existing real estate assets	(9,427)	(5,549)
Proceeds from dispositions of real estate assets	166	—
Change in deposits on real estate acquisitions, net	(705)	(1,050)
Net cash used in investing activities	(35,100)	(54,603)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	39,563	61,394
Offering costs	(2,917)	(4,521)
Redemption of Series B Preferred Stock	(309)	(166)
Borrowings from mortgage notes and bonds payable	16,300	18,072
Repayments of mortgage notes and bonds payable	(6,588)	(4,247)
Borrowings from lines of credit	—	14,900
Repayments of lines of credit	—	(14,900)
Payments of financing fees	(378)	(115)
Dividends paid on cumulative redeemable preferred stock (Series B and Series C)	(3,625)	(1,165)
Distributions paid on common stock	(5,724)	(4,878)
Distributions paid to non-controlling interests in Operating Partnership	(68)	(52)
Net cash provided by financing activities	36,254	64,322
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,091	13,975
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,688	14,730
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,779	$28,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
NON-CASH OPERATING, INVESTING, AND FINANCING INFORMATION:
Operating lease right-of-use assets	$—	$198
Operating lease liabilities	—	(169)
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	3,785	2,465
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	—	99
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	95	20
Unrealized loss related to interest rate hedging instrument	(1,816)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. Upon the pricing of our initial public offering on January 29, 2013, our shares of common stock began trading on the Nasdaq Stock Market, LLC (“Nasdaq”), under the symbol “LAND.” We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of June 30, 2020, and December 31, 2019, the Company owned approximately 99.3% and 98.6%, respectively, of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect certain non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be treated as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2020 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of June 30, 2020, and December 31, 2019, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
Income Taxes
We have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT under the Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally are not subject to federal corporate income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders and meet certain other conditions. As such, in general, as long as we qualify as a REIT, no provision for federal income taxes will be necessary, except for taxes on undistributed REIT taxable income and taxes on the income generated by a TRS (such as Land Advisers), if any. For the tax year ended December 31, 2019 and for the six months ended June 30, 2020, we did not have any undistributed REIT taxable income, nor was there any taxable income or loss from Land Advisers. Should we have any taxable income or loss in the future, we will account for any income taxes in accordance with the provisions of ASC 740, “Income Taxes,” using the asset and liability method.
Reclassifications
Certain information on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2019, has been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity, net income, or net change in cash and cash equivalents.
Recently-Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair market value through net income. The standard also requires that financial assets measured at amortized cost be presented at the net amount anticipated to be collected via an allowance for credit losses that is deducted from the amortized cost basis. Pursuant to ASU 2016-13, we are required to measure all expected credit losses based upon historical experience, current conditions, and reasonable (and supportable) forecasts that affect the collectability of the financial asset. We adopted ASU 2016-13 beginning with the three months ended March 31, 2020, which has not had a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”). The main provisions of this update provide optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020. We adopted ASU 2020-04 beginning with the three months ended March 31, 2020, which has not resulted in a material impact to our consolidated financial statements, as ASU 2020-04 allows for prospective application of any changes in the effective interest rate for LIBOR-based debt and also provides for practical expedients that will allow us to continue to treat our derivative instruments designed as cash flow hedges consistent to how they are accounted for now.
In April 2020, the FASB issued a staff question-and-answer document, “Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic” (the “COVID-19 Q&A”), to address certain frequently-asked questions pertaining to lease concessions arising from the effects of the COVID-19 pandemic. Existing lease guidance requires entities to determine if a lease concession was a result of a new arrangement reached with the tenant (which would be addressed under the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (which would not fall under the lease modification accounting framework). The COVID-19 Q&A clarifies that entities may elect to not evaluate whether lease-related relief granted in light of the effects of COVID-19 is a lease modification, provided that the concession does not result in a substantial increase in rights of the lessor or obligations of the lessee. This election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than the total payments required by the original contract. In July 2020, we granted rent deferrals to two tenants who owed aggregate rents of approximately $343,000, which was originally scheduled to be paid on July 1, 2020. The agreements with these tenants provide for extensions of up to 123 days, extending the new due dates for these rental payments to be on or before November 1, 2020. We anticipate electing to not evaluate these lease amendments under the lease modification accounting framework.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 115 farms we owned as of June 30, 2020 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)	43	15,420	14,203	$436,744	$268,244
Florida	23	20,770	16,256	210,474	131,359
Arizona(4)	6	6,280	5,228	58,498	22,087
Colorado	12	32,773	25,577	48,864	31,047
Nebraska	9	7,782	7,050	30,825	19,331
Michigan	15	962	682	12,262	7,573
Texas	1	3,667	2,219	8,363	5,173
Washington	1	746	417	8,031	4,957
Oregon	3	418	363	6,198	3,785
North Carolina	2	310	295	2,264	1,206
	115	89,128	72,290	$822,523	$494,762

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

(3)
Includes ownership in a special-purpose LLC that owns a pipeline conveying water to one of our properties. As of June 30, 2020, this investment had a net carrying value of approximately $613,000 and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheet.

(4)
Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $1.9 million as of June 30, 2020 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).

Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of June 30, 2020, and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Real estate:
Land and land improvements	$609,792	$583,247
Irrigation and drainage systems	115,293	108,222
Horticulture	108,779	107,941
Farm-related facilities	21,250	20,665
Other site improvements	7,215	7,180
Real estate, at gross cost	862,329	827,255
Accumulated depreciation	(41,566)	(35,174)
Real estate, net	$820,763	$792,081

Real estate depreciation expense on these tangible assets was approximately $3.5 million and $7.0 million for the three and six months ended June 30, 2020, respectively, and approximately $2.6 million and $4.9 million for the three and six months ended June 30, 2019, respectively.

Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of June 30, 2020, and December 31, 2019, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.1 million and $2.2 million, respectively. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $76,000 and $152,000 for the three and six months ended June 30, 2020, respectively, and approximately $72,000 and $146,000 for the three and six months ended June 30, 2019, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of June 30, 2020, and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Lease intangibles:
Leasehold interest – land	$3,498	$3,498
In-place leases	2,007	2,293
Leasing costs	1,584	2,066
Tenant relationships	414	414
Lease intangibles, at cost	7,503	8,271
Accumulated amortization	(3,823)	(3,444)
Lease intangibles, net	$3,680	$4,827

Total amortization expense related to these lease intangible assets, including amounts charged to amortization expense due to early lease terminations, was approximately $321,000 and $1.1 million for the three and six months ended June 30, 2020, respectively, and approximately $326,000 and $650,000 for the three and six months ended June 30 2019, respectively. See below, under “Significant Existing Real Estate Activity—Leasing Activity—Lease Termination” for further discussion of this lease termination.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of June 30, 2020, and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$201	$(103)	$111	$(41)
Below-market lease values and other deferred revenue(2)	(886)	307	(886)	257
	$(685)	$204	$(775)	$216

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

Total amortization related to above-market lease values and lease incentives was approximately $31,000 and $62,000 for the three and six months ended June 30, 2020, respectively, and approximately $33,000 and $66,000 for the three and six months ended June 30, 2019, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $25,000 and $50,000 for the three and six months ended June 30, 2020, respectively, and approximately $39,000 and $77,000 for the three and six months ended June 30, 2019, respectively.
Acquisitions
2020 Acquisitions

During the six months ended June 30, 2020, we acquired four new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)	New Long-term Debt
County Road 18	Phillips, CO	1/15/2020	1,325	2	Sugar beets, edible beans, potatoes, & corn	6.0 years	None	$7,500	$39	$417	$4,500
Lamar Valley	Chase, NE	5/7/2020	678	1	Potatoes, edible beans, & corn	6.7 years	2 (5 years)	3,500	47	204	2,100
Driver Road(3)	Kern, CA	6/5/2020	590	1	Pecans	4.7 years	2 (10 years)	14,169	53	784	8,500
			2,593	4				$25,169	$139	$1,405	$15,100

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

(3)
The lease provides for an initial term of 14.7 years and includes six tenant termination options throughout the initial term. The lease term stated above represents the term through the first available termination option, and the annualized straight-line rent amount represents the rent guaranteed through the noncancelable term of the lease.

During the three and six months ended June 30, 2020, we recognized lease revenue of approximately $191,000 and $280,000, respectively, and net income of approximately $125,000 and $196,000, respectively, related to the above acquisition.
2019 Acquisitions
During the six months ended June 30, 2019, we acquired 13 new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)	New Long-term Debt
Somerset Road	Lincoln, NE	1/22/2019	695	1	Popcorn & edible beans	4.9 years	1 (5 years)	$2,400	$33	$126	$1,440
Greenhills Boulevard(3)	Madera, CA	4/9/2019	928	1	Pistachios	10.6 years	2 (5 years)	28,550	141	1,721	17,130
Van Buren Trail	Van Buren, MI	5/29/2019	159	2	Blueberries & cranberries	10.6 years	2 (5 years)	2,682	26	206	1,609
Blue Star Highway	Allegran & Van Buren, MI	6/4/2019	357	8	Blueberries	10.6 years	2 (5 years)	5,100	30	390	3,060
Yolo County Line Road	Yolo, CA	6/13/2019	542	1	Olives for olive oil	14.6 years	1 (5 years)	9,190	68	624	5,514
			2,681	13				$47,922	$298	$3,067	$28,753

(1)	Includes approximately $18,000 of external legal fees associated with negotiating and originating the lease associated with this acquisition, which cost was expensed in the period incurred.

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
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the six months ended June 30, 2020 and 2019 is as follows (dollars in thousands):

Acquisition Period	Land and Land Improvements	Irrigation & Drainage Systems	Horticulture	Farm-related Facilities	Total Purchase Price
2020 Acquisitions	$22,630	$2,119	$369	$51	$25,169
2019 Acquisitions	18,209	4,022	23,989	1,702	47,922

Significant Existing Real Estate Activity
Property Add-on

In connection with the acquisition of a 366-acre vineyard located in Napa, California (“Withers Road”), on August 28, 2019, we committed to provide up to approximately $4.0 million as additional compensation, contingent upon the County of Napa approving the planting of additional vineyards on up to 47 acres of the property by February 25, 2020 (the “Permit Deadline”). In addition, if approval was obtained, we also committed to contribute up to $40,000 per approved acre for the development of such vineyards. While approval of the additional plantings was not received from the County of Napa by the Permit Deadline, in March 2020, we executed an agreement with the tenant on Withers Road to extend the Permit Deadline until August 24, 2020.
In April 2020, we received notification from the County of Napa informing us that it had approved of additional vineyard plantings on 38.7 acres of the property. As such, in May 2020, we paid additional compensation related to this acquisition of approximately $3.2 million. As a result, and pursuant to a lease amendment, we will earn additional straight-line rental income of approximately $335,000 per year throughout the remaining term of the lease, which expires on December 31, 2029. We will also earn additional rent on any of the aforementioned development costs as they are incurred by us.
Leasing Activity
The following table summarizes certain leasing activity that occurred on our existing properties during the six months ended June 30, 2020 (dollars in thousands):

			PRIOR LEASES			NEW LEASES(1)(2)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(3)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)	Total Annualized Straight-line Rent(3)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)
AZ, CA, & NE	10	6,525	$4,661	3	6 / 2 / 2	$4,758	6.2	4	6 / 3 / 0

(1)
In connection with certain of these leases, we committed to provide capital for certain improvements on these farms. See Note 7, “Commitments and Contingencies—Operating Obligations,” for additional information on these commitments.

(2)	Two of the prior leases encompassing four of our farms were renewed under a single lease encompassing the same four farms.

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

Lease Termination
On February 10, 2020, we reached an agreement with a tenant occupying four of our farms in Arizona to terminate the existing leases encompassing those four farms effective February 10, 2020. As part of the termination agreement, the outgoing tenant made a one-time termination payment to us of approximately $3.0 million, which we recognized as additional lease revenue during the six months ended June 30, 2020. The prior leases were scheduled to expire on September 15, 2026 (with two of the farms subject to the renewal of certain state leases currently scheduled to expire on February 14, 2022, and February 14, 2025). In connection with the early termination of these leases, during the six months ended June 30, 2020, we recognized approximately $89,000 of prepaid rent as additional lease revenue and wrote off an aggregate net deferred rent balance of approximately $254,000 against lease revenue. In addition, approximately $470,000 of unamortized lease intangible assets related to the terminated leases were written off and charged to amortization expense during the six months ended June 30, 2020. Upon termination of these leases, we entered into a new, seven-year lease with a new tenant effective immediately. These leases are included in the Leasing Activity table above.
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
During the three and six months ended June 30, 2020, we recorded (loss) income of approximately $(8,000) and $26,000, respectively (included on our Condensed Consolidated Statements of Operations and Comprehensive Income as Income from investments in unconsolidated entities), which represents our pro-rata share of the (loss) income recognized by the LLC. Prior to fiscal year 2020, we had not recorded any material income or loss related to our ownership interest in the LLC. Our combined ownership interest in the LLC, which had an aggregate carrying value of approximately $613,000 and $587,000, as of June 30, 2020, and December 31, 2019, respectively, is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Portfolio Diversification and Concentrations
Diversification
The following table summarizes the geographic locations (by state) of our farms owned and with leases in place as of the six months ended June 30, 2020 and 2019 (dollars in thousands):

	As of and For the six months ended June 30, 2020					As of and For the six months ended June 30, 2019
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	43	15,420	17.3%	$13,815	49.5%	35	11,617	15.3%	$7,906	48.8%
Florida	23	20,770	23.3%	6,669	23.9%	22	17,184	22.6%	4,689	29.0%
Arizona	6	6,280	7.1%	3,805	13.6%	6	6,280	8.3%	1,077	6.7%
Colorado	12	32,773	36.8%	1,662	6.0%	10	31,448	41.4%	1,411	8.7%
Nebraska	9	7,782	8.7%	762	2.7%	3	3,254	4.3%	162	1.0%
Michigan	15	962	1.1%	384	1.4%	15	962	1.3%	89	0.5%
Oregon	3	418	0.5%	263	0.9%	3	418	0.6%	257	1.6%
Washington	1	746	0.8%	245	0.9%	1	746	1.0%	245	1.5%
Texas	1	3,667	4.1%	225	0.8%	1	3,667	4.8%	263	1.6%
North Carolina	2	310	0.3%	88	0.3%	2	310	0.4%	93	0.6%
TOTALS	115	89,128	100.0%	$27,918	100.0%	98	75,886	100.0%	$16,192	100.0%

(1)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.

Concentrations
Credit Risk
As of June 30, 2020, our farms were leased to 72 different, unrelated third-party tenants, with certain tenants leasing more than one farm. Due primarily to an early lease termination payment of approximately $3.0 million received from an outgoing tenant (“Tenant A”) during the six months ended June 30, 2020 (see “—Lease Termination” above), aggregate lease revenue attributable to Tenant A accounted for approximately $3.0 million, or 10.1%, of the total lease revenue recorded during the six months ended June 30, 2020. As of June 30, 2020, we are no longer a party to any contractual agreements with Tenant A. No other individual tenant represented greater than 10.0% of the total lease revenue recorded during the six months ended June 30, 2020.
Geographic Risk
Farms located in California, Florida, and Arizona accounted for approximately $13.8 million (49.5%), $6.7 million (23.9%) and $3.8 million (13.6%), respectively, of the total lease revenue recorded during the six months ended June 30, 2020. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster occur where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of our total lease revenue recorded during the six months ended June 30, 2020.
NOTE 4. BORROWINGS
Our borrowings as of June 30, 2020, and December 31, 2019, are summarized below (dollars in thousands):

	Carrying Value as of		As of June 30, 2020
	June 30, 2020	December 31, 2019	Stated Interest Rates(1) (Range; Wtd. Avg)	Maturity Dates (Range; Wtd. Avg)
Notes and bonds payable:
Fixed-rate notes payable	$404,531	$394,569	3.00%–5.70%; 4.04%	2/14/2022–11/1/2045; August 2032
Fixed-rate bonds payable	90,131	90,380	2.61%–4.57%; 3.44%	12/11/2020–9/13/2028; May 2023
Total notes and bonds payable	494,662	484,949
Debt issuance costs – notes and bonds payable	(3,124)	(3,120)	N/A	N/A
Notes and bonds payable, net	$491,538	$481,829

Variable-rate revolving lines of credit	$100	$100	3.39%	4/5/2024

Total borrowings, net	$491,638	$481,929

(1)	Where applicable, stated interest rates are before interest patronage (as described below).
As of June 30, 2020, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $821.3 million. The weighted-average interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.98% for each of the three and six months ended June 30, 2020, respectively, as compared to 3.93% for each of the three and six months ended June 30, 2019. In addition, 2019 interest patronage from our Farm Credit Notes Payable (as defined below), which we recorded during the three months ended March 31, 2020, resulted in a 20.4% reduction (approximately 98 basis points) to the stated interest rates on such borrowings. We are unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2020 on our Farm Credit Notes Payable.
As of June 30, 2020, we were in compliance with all covenants applicable to the above borrowings.
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
The following table summarizes the pertinent terms of the New MetLife Facility as of June 30, 2020 (dollars in thousands, except for footnotes):

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

(3)
Based on the properties that were pledged as collateral under the New MetLife Facility, as of June 30, 2020, the maximum additional amount we could draw under the facility was approximately $24.2 million.

(4)
The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under each line of credit).

Farm Credit Notes Payable

From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 10 different Farm Credit associations (collectively, “Farm Credit”). During the six months ended June 30, 2020, we entered into the following loan agreements with Farm Credit (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms(1)
Premier Farm Credit, FLCA	5/14/2020	$4,500	1/1/2045	24.6 years	4.00%, fixed through December 31, 2029 (variable thereafter)
Farm Credit West, FLCA	6/24/2020	600	5/1/2044	24.2 years	3.00%, fixed through July 31, 2026 (variable thereafter)
Farm Credit West, FLCA	6/24/2020	600	5/1/2044	24.2 years	3.00%, fixed through August 31, 2026 (variable thereafter)
Farm Credit West, FLCA	6/25/2020	8,500	11/1/2045	25.0 years	3.75%, fixed through June 30, 2030 (variable thereafter)

(1)	Stated rate is before interest patronage, as described below.
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
Conterra Note Payable
During the six months ended June 30, 2020, we entered into a loan agreement with Conterra Agricultural Capital, LLC (“Conterra”), the terms of which are summarized in the following table (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms
6/8/2020	$2,100	7/1/2027	30.0 years	3.40%, fixed throughout term

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

During the six months ended June 30, 2020, we amended and restated one bond for $8.1 million that was previously issued under the Farmer Mac Facility and was originally scheduled to mature on January 10, 2020. The pertinent terms of the amended and restated bond are summarized in the table below (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Interest Rate Terms
1/10/2020	$8,100	1/12/2024	None (interest only)	2.66%, fixed throughout term

No prepayment penalty was incurred in connection with this amendment, and all other material items of the amended and restated bond remained unchanged.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of June 30, 2020, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining six months ending December 31:	2020	$19,361
For the fiscal years ending December 31:	2021	18,833
	2022	41,707
	2023	35,974
	2024	35,260
	2025	32,256
	Thereafter	311,271
		$494,662

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

As of June 30, 2020, the aggregate fair value of our long-term notes and bonds payable was approximately $496.5 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $494.7 million. The fair value of our long-term notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of June 30, 2020, is deemed to approximate their aggregate carrying value of $100,000.
Interest Rate Swap Agreement
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. As of June 30, 2020, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges, and we record changes in the fair values of the interest rate swap agreements to accumulated other comprehensive income on the Condensed Consolidated Balance Sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swap as of June 30, 2020, and December 31, 2019 (dollars in thousands):

June 30, 2020			December 31, 2019
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$14,077	$—	$1,816	$14,298	$—	$390

The following table presents the amount of loss recognized in comprehensive income within our condensed consolidated financial statements for the three and six months ended June 30, 2020 (dollars in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Derivative in cash flow hedging relationship:
Interest rate swaps	$169	$1,426
Total	$169	$1,426
We were not party to any interest rate swap agreements during the three or six months ended June 30, 2019.
The following table summarizes certain information regarding our derivative instruments as of June 30, 2020, and December 31, 2019 (dollars in thousands):

		Derivative Liability Fair Value
Derivative Type	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other liabilities, net	$1,816	$390
Total		$1,816	$390

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
Generally, we were not permitted to redeem shares of the Series A Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. Since September 30, 2018, we have been permitted to redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption. The shares of the Series A Term Preferred Stock have a mandatory redemption date of September 30, 2021, and are not convertible into our common stock or any other securities. As of June 30, 2020, no shares of Series A Term Preferred Stock have been redeemed.
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
As of June 30, 2020, the fair value of our Series A Term Preferred Stock was approximately $30.2 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $28.8 million. The fair value of our Series A Term Preferred Stock is valued using Level 1 inputs under the hierarchy established by ASC 820-10, “Fair Value Measurements and Disclosures,” and is calculated based on the closing per-share price as of June 30, 2020, of $26.27.
For information on the dividends declared by our Board of Directors and paid by us on the Series A Term Preferred Stock during the six months ended June 30, 2020 and 2019, see Note 8, “Equity—Distributions.”
NOTE 6. RELATED-PARTY TRANSACTIONS
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by David Gladstone, our chairman, chief executive officer, and president. In addition, two of our executive officers, Mr. Gladstone and Terry Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of each of our Adviser and Administrator, and Michael

LiCalsi, our general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary), is also executive vice president of administration of our Adviser.
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
During the three and six months ended June 30, 2019, our Adviser granted us certain non-contractual, unconditional, and irrevocable waivers, which were applied as credits against the base management fee for the period, as detailed in the table below under “—Related-Party Fees.” We did not have any such waivers for the three and six months ended June 30, 2020.
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
For purposes of the calculation of the Incentive Fee, Pre-Incentive Fee FFO was defined in each of the Advisory Agreements as FFO (also as defined in each of the Advisory Agreements) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends paid on preferred stock securities that were not treated as a liability for GAAP purposes. Our Adviser would receive: (i) no Incentive Fee in any calendar quarter in which the Pre-Incentive Fee FFO did not exceed the hurdle rate; (ii) 100% of the Pre-Incentive Fee FFO with respect to that portion of such Pre-Incentive Fee FFO, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter

(8.75% annualized); and (iii) 20% of the amount of the Pre-Incentive Fee FFO, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).
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
Financing Arrangement Agreement
We pay Gladstone Securities a financing fee in connection with the services provided to us for securing financing on our properties. Depending on the size of the financing obtained, the maximum amount of the financing fee, which is payable upon closing of the respective financing, ranges from 0.5% to 1.0% of the amount of financing obtained. The amount of the financing fee may be reduced or eliminated as determined by us and Gladstone Securities after taking into consideration various factors, including, but not limited to, the involvement of any unrelated third-party brokers and general market conditions.
We paid total financing fees to Gladstone Securities of approximately $28,000 during each of the three and six months ended June 30, 2020, and approximately $26,000 and $28,000 during the three and six months ended June 30, 2019, respectively. Through June 30, 2020, the total amount of financing fees paid to Gladstone Securities represented approximately 0.12% of the total financings secured since the Financing Arrangement Agreement has been in place.
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
In connection with the sales of the Series B Preferred Stock, we paid total Series B Selling Commissions and Series B Dealer-Manager Fees to Gladstone Securities of approximately $0 and $2.5 million during the three and six months ended June 30, 2020, respectively, and approximately $1.7 million and $3.3 million during the three and six months ended June 30, 2019, respectively. The majority of these amounts were then remitted by Gladstone Securities to unrelated third-parties involved in the offering, including participating broker-dealers and wholesalers. Series B Selling Commissions and Series B Dealer-Manager Fees paid to Gladstone Securities are netted against the gross proceeds received from sales of the Series B Preferred Stock and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets. The offering of our Series B Preferred Stock was completed on March 5, 2020.
Series C Dealer-Manager Agreement
On February 20, 2020, we entered into a dealer-manager agreement (the “Series C Dealer-Manager Agreement”), with Gladstone Securities, whereby Gladstone Securities will serve as our exclusive dealer-manager in connection with the offering of our Series C Preferred Stock (as defined in Note 8, “Equity—Equity Issuances—Series C Preferred Stock”). Pursuant to the Series C Dealer-Manager Agreement, Gladstone Securities provides certain sales, promotional, and marketing services to us in connection with the offering of the Series C Preferred Stock, and we pay Gladstone Securities (i) selling commissions of up to 6.0% of the gross proceeds from sales of Series C Preferred Stock (the “Series C Selling Commissions”) in the Primary Series C Offering (as defined in Note 8, “Equity—Equity Issuances—Series C Preferred Stock”), and (ii) a dealer-manager fee of 3.0% of the gross proceeds from sales of Series C Preferred Stock in the Primary Series C Offering (the “Series C Dealer-Manager Fee”).  No Series C Selling Commissions or Series C Dealer-Manager Fee shall be paid with respect to shares of the Series C Preferred Stock sold pursuant to our dividend reinvestment plan (the “DRIP”) for the Series C Preferred Stock. Gladstone Securities may, in its sole discretion, reallow a portion of the Series C Dealer-Manager Fee to participating broker-dealers in support of the Primary Series C Offering. The terms of the Series C Dealer-Manager Agreement were approved by our board of directors, including all of our independent directors.
During both the three and six months ended June 30, 2020, we paid approximately $286,000 of Series C Selling Commissions and Series C Dealer-Manager Fees to Gladstone Securities in connection with sales of the Series C Preferred Stock. The majority of these amounts were then remitted by Gladstone Securities to unrelated third-parties involved in the offering, including participating broker-dealers and wholesalers. Series C Selling Commissions and Series C Dealer-Manager Fees paid to Gladstone Securities are netted against the gross proceeds received from sales of the Series C Preferred Stock and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Base management fee(1)(2)	$1,047	$974	$2,081	$1,879
Incentive fee(1)(2)	—	—	1,334	—
Credits from non-contractual, unconditional, and irrevocable waiver granted by Adviser’s board of directors(2)	—	(974)	—	(1,543)
Total fees to our Adviser, net	$1,047	$—	$3,415	$336

Administration fee(1)(2)	$357	$250	$740	$556

Selling Commissions and Dealer-Manager Fees(1)(3)	$286	$1,659	$2,770	$3,313
Financing fees(1)(4)	28	26	28	28
Total fees to Gladstone Securities	$314	$1,685	$2,798	$3,341

(1)	Pursuant to the agreements with the respective related-party entities, as discussed above.

(2)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

(3)
Included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets. Includes selling commissions and dealer-manager fees related to both the Series B Preferred Stock and the Series C Preferred Stock.

(4)
Included within Notes and bonds payable, net on the Condensed Consolidated Balance Sheets and amortized into Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of June 30, 2020, and December 31, 2019, were as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Base management fee	$1,047	$881
Incentive fee	—	847
Other(1)	3	25
Total due to Adviser	1,050	1,753
Administration fee	357	341
Cumulative accrued but unpaid portion of prior Administration Fees(2)	246	75
Total due to Administrator	603	416
Total due to related parties(3)	$1,653	$2,169

(1)	Other amounts due to or from our Adviser primarily relate to miscellaneous general and administrative expenses either paid by our Adviser on our behalf or by us on our Adviser’s behalf.

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
NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms, which are summarized in the table below (dollars in thousands):

Farm Location	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of June 30, 2020
Hillsborough, FL	55	$2,250	(2)	Q2 2021	$515
Cochise, AZ	1,320	1,820	(2)(3)	Q4 2021	1,482
Cochise, AZ	875	1,360	(2)(4)	Q4 2021	982
Van Buren, MI	89	150		Q4 2021	126
Napa, CA	269	1,548	(2)	Q3 2023	—
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
Collier & Hendry, FL	3,612	2,000	(2)	Q2 2025	—
Salinas, CA	304	1,248		Q4 2025	548

(1)	Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.

(2)	Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.

(3)	Pursuant to the agreement, we will only earn additional rent if the total amount of capital improvements exceeds $1.3 million.

(4)	Pursuant to the agreement, we will only earn additional rent if the total amount of capital improvements exceeds $860,000.
Litigation
In the ordinary course of business, we may be involved in legal proceedings from time to time. We are not currently subject to any material known or threatened litigation.
NOTE 8. EQUITY
Amendment to Articles of Incorporation

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation an Articles Supplementary (i) setting forth the rights, preferences, and terms of the Series C Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series C Preferred Stock.  The reclassification decreased the number of shares classified as common stock from approximately 91.5 million shares immediately prior to the reclassification to 65.5 million shares immediately after the reclassification.
Amendment to Operating Partnership Agreement
In connection with the authorization of the Series C Preferred Stock, the Operating Partnership adopted the Fourth Amendment to its First Amended and Restated Agreement of Limited Partnership, including Exhibit SC thereto (collectively, the “Amendment”), as amended from time to time, establishing the rights, privileges, and preferences of 6.00% Series C Cumulative Redeemable Preferred Units, a newly-designated class of limited partnership interests (the “Series C Preferred OP Units”). The Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series C Preferred OP Units as are issued shares of Series C Preferred Stock by the Company in connection with the Series C Offering upon the Company’s contributions to the Operating Partnership of the net proceeds of the Series C Offering. Generally, the Series C Preferred OP Units provided for under the Amendment have preferences, distribution rights and other provisions substantially equivalent to those of the Series C Preferred Stock.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of June 30, 2020, and December 31, 2019, we owned approximately 99.3% and 98.6%, respectively, of the outstanding OP Units. As of June 30, 2020, and December 31, 2019, there were 144,151 and 288,303 OP Units held by non-controlling OP Unitholders.
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
We did not issue any new OP Units to non-controlling OP Unitholders during the three or six months ended June 30, 2020 or 2019.
Information related to OP Units tendered for redemption during the three and six months ended June 30, 2020 and 2019 is provided in the table below:

Period	OP Units Tendered for Redemption	Shares of Common Stock Issued
2020:
Three months ended June 30, 2020	144,152	144,152
Six months ended June 30, 2020	144,152	144,152

2019:
Three months ended June 30, 2019	0	0
Six months ended June 30, 2019	570,879	570,879

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
Registration Statement
On March 30, 2017, we filed a universal registration statement on Form S-3 (File No. 333-217042) with the SEC (the “2017 Registration Statement”) to replace our previous registration statement. The 2017 Registration Statement, which was declared effective by the SEC on April 12, 2017, permitted us to issue up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Under the 2017 Registration Statement, we issued a total of 9,495,834 shares of common stock (excluding 1,215,565 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $117.4 million and 6,000,000 shares of Series B Preferred Stock for gross proceeds of approximately $147.5 million.
On March 6, 2020, we filed a universal registration statement on Form S-3 (File No. 333-236943) with the SEC (the “2020 Registration Statement”) to replace the 2017 Registration Statement. The 2020 Registration Statement, which was declared effective by the SEC on April 1, 2020, permits us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through June 30, 2020, we had issued a total of 44,129 shares of common stock (excluding 144,152 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $714,000 and 130,702 shares of Series C Preferred Stock for gross proceeds of approximately $3.3 million under the 2020 Registration Statement.
In conjunction with the filing of the 2020 Registration Statement, we wrote off approximately $29,000 of unallocated costs associated with the initial filing of the 2017 Registration Statement. These costs were written off to professional fees, which is included within General and administrative expenses on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income, during the six months ended June 30, 2020.
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
The following table provides information on sales of the Series B Preferred Stock that occurred during the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold	Weighted-average Offering Price per Share	Gross Proceeds	Net Proceeds(1)
2020(2):
Six months ended June 30, 2020	1,229,531	24.52	30,148	27,664

2019:
Three months ended June 30, 2019	751,159	24.71	18,560	16,901
Six months ended June 30, 2019	1,499,075	24.71	37,042	33,729

(1)	Net of Series B Selling Commissions and Series B Dealer-Manager Fees borne by us.

(2)	The Series B Offering was completed during the three months ended March 31, 2020.
The following table provides information on redemptions of the Series B Preferred Stock that occurred during the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except per-share amounts):

Period	Number of Shares Redeemed	Weighted-average Redemption Price per Share	Cash Redemption Paid
2020:
Three months ended June 30, 2020	5,165	$23.86	$123
Six months ended June 30, 2020	12,918	23.89	309

2019:
Three months ended June 30, 2019	6,800	22.50	153
Six months ended June 30, 2019	7,400	22.50	166

The Series B Offering was completed on March 5, 2020 (the “Series B Termination Date”), with the full 6,000,000 allotted shares being sold, and, exclusive of redemptions, resulted in total gross proceeds of approximately $147.5 million and net proceeds, after deducting Series B Selling Commissions, Series B Dealer-Manager Fees, and offering expenses payable by us, of approximately $133.4 million. Excluding Series B Selling Commissions and Series B Dealer-Manager Fees, we incurred approximately $1.6 million of total costs related to the Series B Offering, which were initially recorded as deferred offering costs (included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets) and were applied against the gross proceeds received from the offering through additional paid-in capital as shares of the Series B Preferred Stock were sold.
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
On April 3, 2020, we filed a new prospectus supplement with the SEC for a continuous offering of up to 26,000,000 shares of the Series C Preferred Stock, which superseded and replaced the prospectus supplement dated February 20, 2020, for a continuous public offering (the “Series C Offering”) of up to 26,000,000 shares of the Series C Preferred Stock. The Series C Offering permits us to sell up to 20,000,000 shares (the “Primary Series C Offering”) of our Series C Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share and up to 6,000,000 shares of our Series C Preferred Stock pursuant to the DRIP at a price of $22.75 per share. See Note 6, “Related-Party Transactions—Gladstone Securities—Series C Dealer-Manager Agreement,” for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series C Offering.
The following table provides information on equity sales that have occurred during the three and six months ended June 30, 2020 (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Three and Six months ended June 30, 2020(2)	130,702	$24.94	$3,260	$2,973

(1)	Net of Series C Selling Commissions and Series C Dealer-Manager Fees.

(2)	The Series C Offering commenced during the three months ended June 30, 2020.
As of June 30, 2020, excluding Series C Selling Commissions and Series C Dealer-Manager Fees, we have incurred approximately $302,000 of costs related to the Series C Offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets) and are applied against gross proceeds received from the offering through additional paid-in capital as shares of the Series C Preferred Stock are sold. See Note 11, “Subsequent Events—Equity Activity—Series C Preferred Stock,” for sales of Series C Preferred Stock completed subsequent to June 30, 2020.
The Series C Offering will terminate on the date (the “Series C Termination Date”) that is the earlier of either June 1, 2025 (unless terminated earlier or extended by our Board of Directors), or the date on which all 20,000,000 shares in the Primary Series C Offering are sold. There is currently no public market for shares of the Series C Preferred Stock; however, we intend to apply to list the Series C Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the Series C Termination Date, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
Common Stock
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements”), as amended from time to time, with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co., Inc., and Virtu Americas, LLC (each a “Sales Agent”), under which we were permitted to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “Prior ATM Program”). On May 12, 2020, we terminated the Prior ATM Program and entered into new equity distribution agreements with Virtu Americas, LLC, and Ladenburg & Co., Inc., under which we may issue and sell, from time to time and through the current Sales Agents, shares of our common stock having an aggregate offering price of up to $100.0 million (the “Current ATM Program,” and collectively with the Prior ATM Program, the “ATM Programs”).
The following table provides information on shares of common stock sold by the Sales Agents under the ATM Programs during the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
2020:
Three months ended June 30, 2020	44,129	$16.19	$714	$707
Six months ended June 30, 2020	453,929	13.56	6,155	6,094

2019:
Three months ended June 30, 2019	70,551	12.65	893	879
Six months ended June 30, 2019	70,551	12.65	893	879

(1)	Net of underwriting commissions and discounts.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors and paid by us (except as noted) during the three and six months ended June 30, 2020 and 2019 are reflected in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Issuance	2020	2019	2020	2019
Series A Term Preferred Stock(1)	$0.3984375	$0.3984375	$0.7968750	$0.7968750
Series B Preferred Stock(2)	0.375	0.375	0.750	0.750
Series C Preferred Stock(2)	0.375	—	0.375	—
Common Stock(3)	0.13410	0.13350	0.26805	0.26685

(1)	Treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

(2)
Of the aggregate dividends declared on the Series B Preferred Stock and Series C Preferred Stock by our Board of Directors on April 14, 2020, and April 9, 2019, approximately $763,000 and $333,000, respectively, was paid (as scheduled) by us on July 3, 2020, and July 5, 2019, respectively.

(3)	The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenues for the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except for footnotes):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Fixed lease payments(1)	$12,350	$8,332	$24,612	$16,105
Variable lease payments(2)	288	30	3,306	87
Lease revenues, net(3)	$12,638	$8,362	$27,918	$16,192

(1)
Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.

(2)
Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three and six months ended June 30, 2020, we recorded participation rents of approximately $44,000 and $74,000, respectively, and reimbursements of certain property operating expenses by tenants of approximately $244,000 and $422,000, respectively. During the three and six months ended June 30, 2019, we recorded participation rents of approximately $0 and $27,000, respectively, and reimbursements of certain property operating expenses by tenants of approximately $30,000 and $60,000, respectively. In addition, during the six months ended June 30, 2020, we received a lease termination payment of approximately $3.0 million.

(3)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2020 and 2019, computed using the weighted average number of shares outstanding during the respective periods. Net loss figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net loss.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per-share amounts)		(Dollars in thousands, except per-share amounts)
Net loss attributable to common stockholders	$(2,078)	$(720)	$(1,144)	$(1,215)
Weighted average shares of common stock outstanding – basic and diluted	21,418,455	18,641,738	21,340,268	18,336,975
Loss per common share – basic and diluted	$(0.10)	$(0.04)	$(0.05)	$(0.07)

The weighted-average number of OP Units held by non-controlling OP Unitholders was 224,940 and 256,621 for the three and six months ended June 30, 2020, respectively, and 0 and 215,499 for the three and six months ended June 30, 2019, respectively.
NOTE 11. SUBSEQUENT EVENTS
Portfolio Activity
Leasing Activity
The following table summarizes the leasing activity that occurred on our existing properties subsequent to June 30, 2020, through the date of this filing (dollars in thousands):

			PRIOR LEASES			NEW LEASES
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(1)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(2)	Total Annualized Straight-line Rent(1)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(2)
FL	2	78	$114	0	2 / 0 / 0	$125	2.0	0	2 / 0 / 0

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

Equity Activity
Equity Issuances
The following table provides information on equity sales that have occurred subsequent to June 30, 2020 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock	147,682	$24.92	$3,680	$3,360
Common Stock – ATM Program	343,925	16.23	5,583	5,527

(1)	Net of Series C Selling Commissions and Series C Dealer-Manager Fees or underwriting commissions and discounts (in each case, as applicable).
Equity Redemptions
Subsequent to June 30, 2020, 1,297 shares of the Series B Preferred Stock were tendered for redemption at a cash redemption price of $22.50 per share. As a result, we paid a total redemption cost of approximately $29,000 to redeem and retire these shares. In addition, subsequent to June 30, 2020, 144,151 OP Units held by non-controlling OP Unitholders were tendered for redemption, and we issued 144,151 shares of common stock in exchange for such OP Units.
Distributions

On July 14, 2020, our Board of Directors authorized and we declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series A Term Preferred Stock:	July 24, 2020	July 31, 2020	$0.1328125
	August 24, 2020	August 31, 2020	0.1328125
	September 23, 2020	September 30, 2020	0.1328125
Total Series A Term Preferred Stock Distributions:			$0.3984375

Series B Preferred Stock:	July 29, 2020	August 5, 2020	$0.125
	August 26, 2020	September 4, 2020	0.125
	September 30, 2020	October 7, 2020	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	July 29, 2020	August 5, 2020	$0.125
	August 26, 2020	September 4, 2020	0.125
	September 30, 2020	October 7, 2020	0.125
Total Series C Preferred Stock Distributions:			$0.375

Common Stock:	July 24, 2020	July 31, 2020	$0.0448
	August 24, 2020	August 31, 2020	0.0448
	September 23, 2020	September 30, 2020	0.0448
Total Common Stock Distributions:			$0.1344

The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling OP Unitholders as of the above record dates.
COVID-19
In July 2020, we granted extensions of up to 123 days to two tenants who owed semi-annual rental payments totaling approximately $343,000. These payments were originally scheduled to be paid on July 1, 2020, and the rent deferrals we granted to these tenants extend the new due dates to be on or before November 1, 2020, with all other terms of the existing lease agreements remaining unchanged. Additional time was granted to these tenants due to delays in payments owed to them from their respective processors, which were primarily caused by the strict government-mandated lockdowns in the state of Michigan in response to COVID-19. In addition, we are currently awaiting payment from one other tenant who owed an annual rental payment of approximately $53,000 in July 2020. The delay in this payment is primarily due to a delay in our farmer’s receipt of certain insurance payouts, which are expected to be settled during August 2020, at which time we expect to collect the rent owed to us. Based on the payment histories and current operational statuses of each of the respective tenants, we currently anticipate being able to collect these amounts in full within the aforementioned timeframes. We have not received any other requests from tenants seeking relief as a result of COVID-19, and all other tenants are current in their rental payments to us; however, no assurances can be made that we will not receive additional rent deferral or modification requests in the future.

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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 115 farms comprised of 89,128 acres located across 10 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
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
Impact of COVID-19 on our Business and Operations
The novel coronavirus (“COVID-19”) pandemic continues to evolve and is currently impacting most countries, communities, and markets. In June 2020, the National Bureau of Economic Research officially declared that the United States economy had fallen into a recession. Global recessionary conditions are currently expected for the remainder of 2020 as a direct result of the COVID-19 pandemic, although the actual impact and duration are unknown. Much of the United States economy is now in the process of re-opening, but at the same time, the COVID-19 pandemic is intensifying in many areas of the country.
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

We do not believe that the ongoing COVID-19 pandemic has materially affected our operations or those of our tenants at this point in time. Most of our farmers initially experienced increased sales volumes and higher-than-average prices because the pandemic led the public to stockpile food and other necessities. However, such volumes and prices have recently returned to more normalized levels.
In July 2020, we granted extensions of up to 123 days to two tenants who owed semi-annual rental payments totaling approximately $343,000 (approximately 0.7% of annual portfolio cash rents). These payments were originally scheduled to be paid on July 1, 2020, and the rent deferrals we granted to these tenants extend the new due dates to be on or before November 1, 2020, with all other terms of the existing lease agreements remaining unchanged. Additional time was granted to these tenants due to delays in payments owed to them from their respective processors, which were primarily caused by the strict government-mandated lockdowns in the state of Michigan in response to COVID-19. In addition, we are currently awaiting payment from one other tenant who owed an annual rental payment of approximately $53,000 (approximately 0.1% of annual portfolio cash rents) in July 2020. The delay in this payment is primarily due to a delay in our farmer’s receipt of certain insurance payouts, which are expected to be settled during August 2020, at which time we would expect to collect the rent owed to us. Based on the payment histories and current operational statuses of each of the respective tenants, we currently anticipate being able to collect these rental payments in full within the aforementioned timeframes. We have not received any further requests from tenants seeking relief as a result of COVID-19, and all other tenants are current in their rental payments to us.
While we do not currently anticipate any additional requests from tenants for rent deferrals, if we do receive additional rent relief requests in the future from tenants that have directly been materially and adversely impacted by the ongoing COVID-19 pandemic, as assessed by us, in exchange for granting any such relief, we intend to seek certain favorable lease modification terms in exchange for granting such relief, if any, including, but not limited to, extended lease terms, increased rent, and near-term rent deferral repayments. In addition, if we were to grant any rent deferrals or modifications, we anticipate that any such agreements would include partial payments in exchange for rent deferrals of varying terms, with all deferred amounts to be paid back to us over a specified, short-term period. At this time, we are unable to quantify the success of any tenant’s financial prospects, the amount of any future relief requests from tenants, or the outcome of any future relief package negotiations, if such relief is granted.
In addition, while public equity markets have experienced significant volatility lately, we do not believe there will be a credit freeze in agricultural lending in the near term that will have a material adverse impact on us. Further, we are in compliance with all of our debt covenants, and we believe we currently have adequate liquidity to cover all near-term debt obligations and operating expenses.
We currently expect values of our farmland portfolio to remain stable, and with the exception of the rent deferrals granted to the two aforementioned tenants in July 2020, we expect rental payments to continue to be paid on time for at least the foreseeable future. However, we will continue to monitor the overall situation and our portfolio and may take actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our personnel, tenants, or stockholders. There can be no assurance that our business and financial and operational results will not be impacted by the COVID-19 pandemic or that we will be able to pay distributions to our stockholders in the future at the same rate, or at all.
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 115 farms leased to 70 different, unrelated third-party tenants who grow over 45 different types of crops on our farms. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also diversified our portfolio into farmland suitable for other crop types, including permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes) and, to a lesser extent, certain commodity crops (e.g., beans and corn).
The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations (by state) of our farms owned and with leases in place as of and for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	As of and For the six months ended June 30, 2020					As of and For the six months ended June 30, 2019
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	43	15,420	17.3%	$13,815	49.5%	35	11,617	15.3%	$7,906	48.8%
Florida	23	20,770	23.3%	6,669	23.9%	22	17,184	22.6%	4,689	29.0%
Arizona	6	6,280	7.1%	3,805	13.6%	6	6,280	8.3%	1,077	6.7%
Colorado	12	32,773	36.8%	1,662	6.0%	10	31,448	41.4%	1,411	8.7%
Nebraska	9	7,782	8.7%	762	2.7%	3	3,254	4.3%	162	1.0%
Michigan	15	962	1.1%	384	1.4%	15	962	1.3%	89	0.5%
Oregon	3	418	0.5%	263	0.9%	3	418	0.6%	257	1.6%
Washington	1	746	0.8%	245	0.9%	1	746	1.0%	245	1.5%
Texas	1	3,667	4.1%	225	0.8%	1	3,667	4.8%	263	1.6%
North Carolina	2	310	0.3%	88	0.3%	2	310	0.4%	93	0.6%
TOTALS	115	89,128	100.0%	$27,918	100.0%	98	75,886	100.0%	$16,192	100.0%

(1)
According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.

We believe that our geographic diversity mitigates our exposure to certain economic issues (including those as a result of COVID-19) in any one geographic market or area.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses included within the lease. Currently, 89 of our farms are leased on a pure, triple-net basis and 26 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes). In the past, certain of our leases had been on a single-net basis, with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, and insurance costs. Additionally, 29 of our farms are leased under agreements that include a participation rent component based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of June 30, 2020 (dollars in thousands):

Year	Number of Expiring Leases(1)		Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Six Months Ended June 30, 2020	% of Total Lease Revenues
2020	4		24,531	27.5%	$1,381	4.9%
2021	10	(2)	8,849	9.9%	1,343	4.8%
2022	3		330	0.4%	383	1.4%
2023	9		6,171	6.9%	2,936	10.5%
2024	5		6,243	7.0%	1,143	4.1%
Thereafter	45		43,004	48.3%	17,869	64.0%
Other(3)	7		—	—%	2,863	10.3%
Totals	83		89,128	100.0%	$27,918	100.0%

(1)	Certain lease agreements encompass multiple farms.

(2)
Includes two leases that were renewed for an additional two years subsequent to June 30, 2020 (see “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity” below for a summary of this and other recent leasing activities).

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

We currently have four agricultural leases scheduled to expire within the next six months (two on farms located in California and two on farms located in Colorado). We are currently in negotiations with the existing tenants on each of the farms, as well as other potential tenants, and we anticipate being able to renew each of the lease at their respective current market rental rates without incurring any downtime on any of the farms. Compared to the respective existing leases, we currently anticipate an increase in rental rates on the California lease renewals, while the Colorado leases are expected to be renewed at lower rental rates. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since April 1, 2020, through the date of this filing, we have acquired two farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Lamar Valley	Chase, NE	5/7/2020	678	1	Potatoes, edible beans, & corn	6.7 years	2 (5 years)	$3,500	$47	$204
Driver Road(3)	Kern, CA	6/5/2020	590	1	Pecans	4.7 years	2 (10 years)	14,169	53	784
			1,268	2				$17,669	$100	$988

(1)
Includes approximately $14,000 of aggregate external legal fees associated with negotiating and originating the leases associated with these acquisitions, which costs were expensed in the period incurred.

(2)
Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.

(3)
The lease provides for an initial term of 14.7 years and includes six tenant termination options throughout the initial term. The lease term stated above represents the term through the first available termination option, and the annualized straight-line rent amount represents the rent guaranteed through the noncancelable term of the lease.

Existing Properties
Property Add-on
In connection with the acquisition of a 366-acre vineyard located in Napa, California (“Withers Road”), on August 28, 2019, we committed to provide up to approximately $4.0 million as additional compensation, contingent upon the County of Napa approving the planting of additional vineyards on up to 47 acres of the property by February 25, 2020 (the “Permit Deadline”). In addition, if approval was obtained, we also committed to contribute up to $40,000 per approved acre for the development of such vineyards. While approval of the additional plantings was not received from the County of Napa by the Permit Deadline, in March 2020, we executed an agreement with the tenant on Withers Road to extend the Permit Deadline until August 24, 2020.
In April 2020, we received notification from the County of Napa informing us that it had approved of additional vineyard plantings on 38.7 acres of the property. As such, in May 2020, we paid additional compensation related to this acquisition of approximately $3.2 million. As a result, and pursuant to a lease amendment, we will earn additional straight-line rental income of approximately $335,000 per year throughout the remaining term of the lease, which expires on December 31, 2029. We will also earn additional rent on any of the aforementioned development costs as they are incurred by us.
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since April 1, 2020, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES			NEW LEASES
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(1)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(2)	Total Annualized Straight-line Rent(1)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(2)
CA & FL	3	316	$719	0	3 / 0 / 0	$891	7.2	0	3 / 0 / 0

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

Financing Activity
Debt Activity
Since April 1, 2020, through the date of this filing, we have incurred the following new, long-term borrowings (dollars in thousands, except for footnotes; for further discussion on certain defined terms used below, refer to Note 4, “Borrowings,” within the accompanying notes to our condensed consolidated financial statements):

Lender	Date of Issuance	Principal Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Expected Effective Interest Rate(1)	Interest Rate Terms
Premier Farm Credit, FLCA	5/14/2020	4,500,000	1/1/2045	24.6 years	4.00%	3.00%	Fixed through December 31, 2029 (variable thereafter)
Conterra	6/8/2020	2,100,000	7/1/2027	30.0 years	3.40%	3.40%	Fixed throughout term
Farm Credit West, FLCA	6/24/2020	600,000	5/1/2044	24.2 years	3.00%	2.00%	Fixed through July 31, 2026 (variable thereafter)
Farm Credit West, FLCA	6/24/2020	600,000	5/1/2044	24.2 years	3.00%	2.00%	Fixed through August 31, 2026 (variable thereafter)
Farm Credit West, FLCA	6/25/2020	8,500,000	11/1/2045	25.0 years	3.75%	2.75%	Fixed through June 30, 2030 (variable thereafter)

(1)
On borrowings from the various Farm Credit associations, we receive interest patronage, or refunded interest, which is typically received in the calendar year following the year in which the related interest expense was accrued. The expected effective interest rates reflected in the table above are the interest rates net of expected interest patronage, which is based on either historical patronage actually received (for pre-existing lenders whom we have received interest patronage from) or indications from the respective lenders of estimated patronage to be paid (for new lenders). See Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements for additional information on interest patronage received in current and prior years.

Equity Activity
Series C Preferred Stock
On April 3, 2020, we filed a new prospectus supplement (which superseded and replaced a previously-filed prospectus supplement) with the SEC for a continuous public offering (the “Series C Offering”) of up to 26,000,000 shares of our newly-designated 6.00% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”). Under the Series C Offering, we may sell up to 20,000,000 shares of our Series C Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share (the “Primary Series C Offering”) and up to 6,000,000 additional shares of our Series C Preferred Stock pursuant to our dividend reinvestment plan (the “DRIP”) to those holders of the Series C Preferred Stock who do not elect to opt-out of such plan.
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
The following table summarizes the sales of our Series C Preferred Stock that occurred since April 1, 2020, through the date of this filing (dollars in thousands, except per-share amounts and footnotes):

Number of Shares Sold	Weighted-average Sales Price per Share	Gross Proceeds	Net Proceeds(1)
278,384	$24.93	$6,940	$6,333

(1)
Net of selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $606,000 (of which approximately $584,000 was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers).

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

Common Stock
At-the-Market Program
On May 12, 2020, we terminated the Prior ATM Program (as defined in Note 8, “Equity—Equity Issuances—Common Stock—At-the-Market-Program,” within the accompanying notes to our condensed consolidated financial statements) and entered into new equity distribution agreements with Virtu Americas, LLC, and Ladenburg & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through new Sales Agents, shares of our common stock having an aggregate offering price of up to $100.0 million (the “Current ATM Program,” and collectively with the Prior ATM Program, the “ATM Programs”). The following table summarizes the activity under the Current ATM Program from April 1, 2020, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price per Share	Gross Proceeds	Net Proceeds(1)
388,054	$16.23	$6,298	$6,235

(1)	Net of underwriter commissions and discounts.
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
In addition, had the 2019 Advisory Agreement been in place during the three and six months ended June 30, 2020, the hypothetical base management fee would have been approximately $884,000 and $1.8 million, respectively, as compared to the actual base management fee calculated under the 2020 Advisory Agreement of approximately $1.0 million and $2.1 million, respectively. We are unable to project the impact of the 2020 Advisory Agreement on the base management fee going forward and how it might compare to that of the 2019 Advisory Agreement or the Prior Advisory Agreement, as we are unable to estimate the amount of equity to be issued or new tangible assets to be acquired in future periods.
During the three and six months ended June 30, 2019, our Adviser granted us certain non-contractual, unconditional, and irrevocable waivers (as discussed further below, under “—Results of Operations—Operating Expenses—Related-Party Fees”), which were applied as credits against the base management fee for the period. We did not have any such waivers for the three or six months ended June 30, 2020.
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
For purposes of the calculation of the Incentive Fee, Pre-Incentive Fee FFO was defined in each of the Advisory Agreements as FFO (also as defined in each of the Advisory Agreements) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends paid on preferred stock securities that were not treated as a liability for GAAP purposes. Our Adviser would receive: (i) no Incentive Fee in any calendar quarter in which the Pre-Incentive Fee FFO did not exceed the hurdle rate; (ii) 100% of the Pre-Incentive Fee FFO with respect to that portion of such Pre-Incentive Fee FFO, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized); and (iii) 20% of the amount of the Pre-Incentive Fee FFO, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2020.
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
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:

•	With regard to the comparison between the three months ended June 30, 2020 versus 2019:

◦	Same-property basis represents farms owned as of March 31, 2019, and were not vacant at any point during either period presented;

◦
Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to March 31, 2019. From April 1, 2019, through June 30, 2020, we acquired 29 new farms and did not have any farm dispositions; and

◦
Vacant or self-operated properties represent farms that were either vacant (either wholly or partially) at any point during either period presented or operated by a wholly-owned subsidiary of ours. We did not have any vacant farms during either of the three months ended June 30, 2020 or 2019.

•	With regard to the comparison between the six months ended June 30, 2020 versus 2019:

◦	Same-property basis represents farms owned as of December 31, 2019, and were not vacant at any point during either period presented;

◦
Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2018. From January 1, 2019, through June 30, 2020, we acquired 30 new farms and did not have any farm dispositions; and

◦
Vacant or self-operated properties represent farms that were either vacant (either wholly or partially) at any point during either period presented or operated by a wholly-owned subsidiary of ours. We had two farms that were vacant for a portion of the six months ended June 30, 2019.

A comparison of our operating results for the three and six months ended June 30, 2020 and 2019 is below (dollars in thousands):

	For the Three Months Ended June 30,
	2020	2019	$ Change	% Change
Operating revenues:
Lease revenue:
Fixed lease payments	$12,350	$8,332	$4,018	48.2%
Variable lease payments – participation rents	44	—	44	NM
Variable lease payments – tenant reimbursements	244	30	214	713.3%
Total operating revenues	12,638	8,362	4,276	51.1%
Operating expenses:
Depreciation and amortization	3,843	2,936	907	30.9%
Property operating expenses	717	586	131	22.4%
Base management and incentive fees, net of credits	1,047	—	1,047	NM
Administration fee	357	250	107	42.8%
General and administrative expenses	490	469	21	4.5%
Total operating expenses, net of credits	6,454	4,241	2,213	52.2%
Operating income	6,184	4,121	2,063	50.1%
Other income (expense):
Other income	21	48	(27)	(56.3)%
Interest expense	(4,990)	(3,543)	(1,447)	40.8%
Dividends declared on Series A Term Preferred Stock	(458)	(458)	—	—%
(Loss) gain on dispositions of real estate assets, net	(567)	13	(580)	NM
Property and casualty loss, net	—	(7)	7	NM
Loss from investments in unconsolidated entities	(8)	—	(8)	NM
Total other expense, net	(6,002)	(3,947)	(2,055)	52.1%
Net income	182	174	8	4.6%
Net loss (income) attributable to non-controlling interests	2	(1)	3	NM
Net income attributable to the Company	184	173	11	6.4%
Aggregate dividends declared on Series B and Series C Preferred Stock	(2,262)	(893)	(1,369)	153.3%
Net loss attributable to common stockholders	$(2,078)	$(720)	$(1,358)	188.6%
NM = Not Meaningful

	For the Six Months Ended June 30,
	2020	2019	$ Change	% Change
Operating revenues:
Lease revenue:
Fixed lease payments	$24,612	$16,105	$8,507	52.8%
Variable lease payments – participation rents	74	27	47	174.1%
Variable lease payments – tenant reimbursements	422	60	362	603.3%
Lease termination income, net	2,810	—	2,810	NM
Total operating revenues	27,918	16,192	11,726	72.4%
Operating expenses:
Depreciation and amortization	8,100	5,533	2,567	46.4%
Property operating expenses	1,238	1,403	(165)	(11.8)%
Base management and incentive fees, net of credits	3,415	336	3,079	916.4%
Administration fee	740	556	184	33.1%
General and administrative expenses	1,044	1,018	26	2.6%
Total operating expenses, net of credits	14,537	8,846	5,691	64.3%
Operating income	13,381	7,346	6,035	82.2%
Other income (expense):
Other income	1,345	874	471	53.9%
Interest expense	(9,953)	(6,996)	(2,957)	42.3%
Dividends declared on Series A Term Preferred Stock	(916)	(916)	—	—%
Loss on dispositions of real estate assets, net	(666)	(19)	(647)	3,405.3%
Property and casualty recovery (loss), net	66	(7)	73	NM
Income from investments in unconsolidated entities	26	—	26	NM
Total other expense, net	(10,098)	(7,064)	(3,034)	43.0%
Net income	3,283	282	3,001	1,064.2%
Net income attributable to non-controlling interests	(39)	(3)	(36)	1,200.0%
Net income attributable to the Company	3,244	279	2,965	1,062.7%
Aggregate dividends declared on Series B and Series C Preferred Stock	(4,388)	(1,494)	(2,894)	193.7%
Net loss attributable to common stockholders	$(1,144)	$(1,215)	$71	(5.8)%
NM = Not Meaningful
Operating Revenues
Lease Revenue
The following table provides a summary of our lease revenues during the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Same-property basis:
Fixed lease payments	$8,027	$7,861	$166	2.1%	$15,897	$15,472	$425	2.7%
Participation rents	44	—	44	—%	74	27	47	174.1%
Lease termination income, net	—	—	—	—%	2,810	—	2,810	—%
Total – Same-property basis	8,071	7,861	210	2.7%	18,781	15,499	3,282	21.2%
Properties acquired or disposed of	4,323	471	3,852	817.8%	8,583	527	8,056	1,528.7%
Vacant or self-operated properties	—	—	—	—%	132	106	26	24.5%
Tenant reimbursements(1)	244	30	214	713.3%	422	60	362	603.3%
Total Lease revenue	$12,638	$8,362	$4,276	51.1%	$27,918	$16,192	$11,726	72.4%

(1)
Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Corresponding amounts were also recorded as property operating expenses during the respective periods.

Same-property Basis – 2020 compared to 2019
Lease revenue from fixed lease payments increased for each of the three and six months ended June 30, 2020, primarily due to recent lease renewals and amendments at net higher rental rates, as well as additional rents earned on recent capital improvements completed on certain of our farms. These increases were partially offset by the renewals of certain other leases, in which we decreased the fixed base rent component in exchange for adding a participation rent component into the lease structure.
Lease revenue from participation rents increased for each of the three and six months ended June 30, 2020, primarily due to the first crop share payment received from a farm on which we recently amended the lease to include a participation rent component.
During the six months ended June 30, 2020, we received an early lease termination payment from an outgoing tenant on a property of approximately $3.0 million, which we recognized as additional lease revenue upon receipt, less a net balance of approximately $165,000 of aggregate prepaid rent and deferred rent assets balances that were written off against this amount. For further discussion on this lease termination, see above, under “Overview—Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity—Lease Termination.”
Other – 2020 compared to 2019
Lease revenue from properties acquired or disposed of increased for each of the three and six months ended June 30, 2020, primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2018.
Lease revenue for vacant or self-operated properties increased for the six months ended June 30, 2020, primarily due to additional revenues earned during 2020 on farms that were vacant for a portion of 2019.
The increase in tenant reimbursements for each of the three and six months ended June 30, 2020, was due to additional contractual reimbursements of property taxes and other operating costs. Tenant reimbursements during the three and six months ended June 30, 2020, also included payments made by a tenant on our behalf (pursuant to the lease agreement) to an unconsolidated entity of ours that conveys water to the respective property.
Operating Expenses
Depreciation and Amortization
The following table provides a summary of the depreciation and amortization expense recorded during the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Same-property basis	$2,656	$2,721	$(65)	(2.4)%	$5,673	$5,229	$444	8.5%
Properties acquired or disposed of	1,187	215	972	452.1%	2,355	231	2,124	919.5%
Vacant or self-operated properties	—	—	—	—%	72	73	(1)	(1.4)%
Total depreciation and amortization	$3,843	$2,936	$907	30.9%	$8,100	$5,533	$2,567	46.4%

Depreciation and amortization expense on a same-property basis decreased for the three months ended June 30, 2020, as compared to the prior-year period, primarily due to the expiration of certain lease intangible amortization periods or tangible depreciation periods subsequent to March 31, 2019, partially offset by additional depreciation on site improvements completed on certain properties subsequent to March 31, 2019. Depreciation and amortization expense on a same-property basis increased for the six months ended June 30, 2020, as compared to the prior-year period, primarily due to accelerated amortization expense recognized due to an early lease termination (see above, under “Overview—Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity—Lease Termination”), as well as additional depreciation on site improvements completed on certain properties subsequent to December 31, 2018, and partially offset by the expiration of certain lease intangible amortization periods subsequent to December 31, 2018. Depreciation and amortization expense on properties acquired or disposed of increased for each of the three and six months ended June 30, 2020, as compared to the respective prior-year periods, primarily due to the additional depreciation and amortization expense incurred on the new farms acquired subsequent to December 31, 2018. Depreciation and amortization expense on vacant or self-operated properties for each of the three and six months ended June 30, 2020, remained flat when compared to the respective prior-year periods.
Property-operating Expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. In addition, from approximately July 2018 through June 2019, we incurred additional expenses related to temporary generator rental costs to power newly-drilled wells on one of our properties. During the second half of 2019, these wells were connected to permanent power sources, and the generators were no longer needed. The following table provides a summary of the property-operating expenses recorded during the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Same-property basis	$424	$543	$(119)	(21.9)%	$737	$1,308	$(571)	(43.7)%
Properties acquired or disposed of	49	13	36	276.9%	62	18	44	244.4%
Vacant or self-operated properties	—	—	—	—%	17	17	—	—%
Tenant-reimbursed property operating expenses(1)	244	30	214	713.3%	422	60	362	603.3%
Total Property operating expenses	$717	$586	$131	22.4%	$1,238	$1,403	$(165)	(11.8)%

(1)
Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Corresponding amounts were also recorded as lease revenues during the respective periods.

Same-property Basis – 2020 compared to 2019
Property operating expenses decreased for each of the three and six months ended June 30, 2020. For the three months ended June 30, 2020, the decrease was primarily due to the change in lease structure on four of our farms from a single-net basis to a partial-net basis, thus reducing landlord responsibility for certain property operating expenses (specifically, repairs and maintenance expense). For the six months ended June 30, 2020, the decrease was further due to additional costs incurred during the prior-year period for the above-referenced generator rentals and for obtaining certain permits on one of our California properties.
Other – 2020 compared to 2019
Property operating expenses on properties acquired or disposed of increased for each of the three and six months ended June 30, 2020, primarily due to additional miscellaneous property operating expenses incurred on certain of the new farms we acquired subsequent to December 31, 2018. Property operating expenses on vacant or self-operated properties remained flat for the six months ended June 30, 2020, as compared to the prior-year period. The increase in tenant-reimbursed property operating expenses for each of the three and six months ended June 30, 2020, was due to additional property taxes paid by us on certain of our properties and miscellaneous operating costs incurred by us in connection with our ownership interest in an unconsolidated entity. In both of these situations, the respective tenants are contractually obligated to reimburse us per the respective leases.
Related-Party Fees
Certain fee calculations changed pursuant to amendments to the agreements with our Adviser that were approved on July 9, 2019, and January 14, 2020. For a discussion of the changes to these fees, see above, under “Overview—Our Adviser and Administrator—Advisory Agreements.” The following table summarizes the base management, incentive, and capital gains fees due to our Adviser, in each case, as applicable, net of the respective credits, for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Base management fee, gross(1)	$1,047	$974	$73	7.5%	2,081	1,879	$202	10.8%
Credits granted by Adviser’s board of directors applied against the base management fee(2)	—	(974)	974	(100.0)%	—	(1,543)	1,543	(100.0)%
Base management fee, net	1,047	—	1,047	—%	2,081	336	1,745	519.3%
Incentive fee, gross(1)	—	—	—	—%	1,334	—	1,334	—%
Credits granted by Adviser’s board of directors applied against the incentive fee(2)	—	—	—	—%			—	—%
Incentive fee, net	—	—	—	—%	1,334	—	1,334	—%
Capital gains fee, gross(1)	—	—	—	—%			—	—%
Credits granted by Adviser’s board of directors applied against the capital gains fee(2)	—	—	—	—%			—	—%
Capital gains fee, net	—	—	—	—%			—	—%
Total fees to Adviser, gross	1,047	974	73	7.5%	3,415	1,879	1,536	81.7%
Total credits granted by Adviser’s board of directors(1)	—	(974)	974	(100.0)%	—	(1,543)	1,543	(100.0)%
Total fees to Adviser, net	$1,047	$—	$1,047	—%	$3,415	$336	$3,079	916.4%

(1)	Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.

(2)	Represent non-contractual, unconditional, and irrevocable waivers granted to us by our Adviser.
The base management fee increased during each of the three and six months ended June 30, 2020, as compared to the respective prior-year periods, primarily due to a change in the calculation of the base management fee. For each of the three and six months ended June 30, 2020, the base management fee was calculated as 0.125% (0.5% per annum) of the respective prior calendar quarter’s Gross Tangible Real Estate, which base was increased due to a large volume of acquisitions during 2019, whereas the base management fee for each of the three and six months ended June 30, 2019, was calculated as 0.5% (2.0% per annum) of the Total Adjusted Equity as of the end of the respective prior calendar quarters. See above, under “Overview—Our Adviser and Administrator—Advisory Agreements—Base Management Fee,” for further discussion on the calculation of the base management fee for each period. In addition, our Adviser granted us a non-contractual, unconditional, and irrevocable waiver to be applied against the base management fee during each of the three and six months ended June 30, 2019.
Our Adviser earned an incentive fee during the six months ended June 30, 2020, due to our Pre-Incentive Fee FFO (as defined in the respective agreement with our Adviser) exceeding the required hurdle rate of the applicable base during the three months ended March 31, 2020. No incentive fee was earned by our Adviser during the six months ended June 30, 2019.
Our Adviser did not earn a capital gains fee during either of the three or six months ended June 30, 2020 or 2019, as we did not sell any of our properties during any period presented.
The administration fee paid to our Administrator increased for each of the three and six months ended June 30, 2020, as compared to the respective prior-year periods, primarily due to hiring additional personnel and us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased for each of the three and six months ended June 30, 2020, as compared to the respective prior-year periods, primarily due to increased stockholder-related expenses.
Other Income (Expense)
Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments, increased for each of the three and six months ended June 30, 2020, as compared to the respective prior-year periods, primarily driven by additional interest patronage received from Farm Credit (due to increased borrowings from Farm Credit). During the six months ended June 30, 2020, we recorded approximately $1.3 million of interest patronage from Farm Credit related to interest accrued during 2019, compared to approximately $700,000 of interest patronage recorded during the prior-year period. The receipt of interest patronage received from Farm Credit during 2020 resulted in a 20.4% decrease (approximately 98 basis points) to our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2019. In addition, during the three and six months ended June 30, 2019, we recognized $45,000 and $155,000 of income as a result of accumulated deferred revenue related to a sale agreement for one of our farms that was terminated.
Interest expense increased for each of the three and six months ended June 30, 2020, as compared to the respective prior-year periods, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock) outstanding for the three and six months ended June 30, 2020, was approximately $483.1 million and $482.2 million, respectively, as compared to approximately $345.0 million and $340.6 million for the respective prior-year periods. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the overall effective interest rate charged on our aggregate borrowings was 3.98% for each of the three and six months ended June 30, 2020, respectively, as compared to 3.93% for each of the respective prior-year periods.
During each of the three and six months ended June 30, 2020 and 2019, we paid aggregate distributions on our Series A Term Preferred Stock (which distributions are treated similar to interest expense) of approximately $458,000.
During the three and six months ended June 30, 2020, we recorded a net loss of approximately $567,000 and $666,000, respectively, primarily due to the disposal of certain irrigation improvements on certain of our farms, partially offset by net gains recognized on the sale of irrigation pivots on one of our farms that were replaced. During the prior-year periods, we recorded a net gain on the sale of unused irrigation pivots, which was offset by a net loss recorded due to the disposal of certain irrigation improvements on one of our farms.
The net property and casualty recovery recorded during the six months ended June 30, 2020, related to insurance recoveries received for certain irrigation improvements that were damaged due to natural disasters during 2019.
During the three and six months ended June 30, 2020, we recognized (loss) income in an unconsolidated entity of approximately $(8,000) and $26,000, respectively. We acquired an interest in this entity during the three months ended September 30, 2019.
During the three and six months ended June 30, 2020, the aggregate dividends paid on our Series B Preferred Stock and Series C Preferred Stock increased due to additional shares issued and outstanding during each of the periods.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the New MetLife Facility), and issuances of additional equity securities. Our current available liquidity is approximately $53.5 million, consisting of approximately $29.3 million in cash on hand and, based on the current level of collateral pledged, approximately $24.2 million of availability under the MetLife Facility (subject to compliance with covenants).
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
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019	$ Change	% Change
Net change in cash from:
Operating activities	$9,937	$4,256	$5,681	133.5%
Investing activities	(35,100)	(54,603)	19,503	(35.7)%
Financing activities	36,254	64,322	(28,068)	(43.6)%
Net change in Cash and cash equivalents	$11,091	$13,975	$(2,884)	(20.6)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased for the six months ended June 30, 2020, as compared to the prior-year period, primarily due to an early lease termination payment of approximately $3.0 million received from the outgoing tenant on four of our farms in Arizona and additional rental payments received from recent acquisitions, partially offset by increases in the amounts of fees paid to our Adviser and interest payments made during the six months ended June 30, 2020. As of the date of this filing, with the exception of approximately $396,000 of rental payments owed by three tenants that we expect to collect within the next 90 days (which payments were originally due on July 1, 2020; see above under “—Overview—Impact of COVID-19 on our Business and Operations” for further discussion on these rent deferrals and late payments), all of our tenants are current in their rental payments to us, and we have not received any additional requests from tenants seeking rent relief as a result of COVID-19. Further, the aforementioned delayed collections notwithstanding, we currently expect rental payments to continue to be paid on time for at least the foreseeable future. However, there can be no assurance that our business and financial and operational results will not be impacted by the COVID-19 pandemic or that we will be able to pay distributions to our stockholders in the future at the same rate, or at all.
Investing Activities
The decrease in cash used in investing activities during the six months ended June 30, 2020, as compared to the prior-year period, was primarily due to a decrease in aggregate cash paid for acquisitions of new farms and capital improvements on existing farms during the six months ended June 30, 2020, which was approximately $19.0 million less than the prior-year period.
Financing Activities
The decrease in cash provided by financing activities during the six months ended June 30, 2020, as compared to the prior-year period, was primarily due to less net cash proceeds from equity issuances (including the Series B Preferred Stock, the Series C Preferred Stock, and our common stock) of approximately $20.2 million and a decrease in net borrowings of approximately $4.1 million for the six months ended June 30, 2020, as compared to that of the prior-year period.
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
Farm Credit and Other Lenders
Since September 2014, we have closed on 34 separate loans with 10 different Farm Credit associations (for additional information on these associations, see Note 4, “Borrowings,” within the accompanying notes to our condensed consolidated financial statements). We also currently have borrowing relationships with four other agricultural lenders and are continuously reaching out to other lenders to establish prospective new relationships. While we do not have any additional availability under any of these programs based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with existing and new lenders in connection with certain potential new acquisitions in the future. In addition, we currently have one farm appraised at approximately $1.6 million that is unencumbered and eligible to be pledged as collateral.
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2020 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series B Preferred Stock(2)	1,229,531	$24.52	$30,148	$27,664
Series C Preferred Stock	278,384	24.93	6,940	6,333
Common Stock – ATM Program	797,854	14.71	11,738	11,621

(1)	Net of selling commissions and dealer-manager fees or underwriting discounts (in each case, as applicable).

(2)	Excludes share redemptions during the applicable time period.
Our 2020 Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our condensed consolidated financial statements) permits us to issue up to an aggregate of $1.0 billion in securities (including up to $650.0 million reserved for issuance of shares of the Series C Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $6.9 million of Series C Preferred Stock and approximately $6.3 million of common stock under the 2020 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and six months ended June 30, 2020 and 2019 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$182	$174	$3,283	$282
Less: Aggregate dividends declared on Series B Preferred Stock and Series C Preferred Stock	(2,262)	(893)	(4,388)	(1,494)
Net income (loss) available to common stockholders and non-controlling OP Unitholders	(2,080)	(719)	(1,105)	(1,212)
Plus: Real estate and intangible depreciation and amortization	3,843	2,936	8,100	5,533
Plus (less): Losses (gains) on dispositions of real estate assets, net	567	(13)	666	19
Adjustments for unconsolidated entities(1)	4	—	9	—
FFO available to common stockholders and non-controlling OP Unitholders	2,334	2,204	7,670	4,340
Plus: Acquisition- and disposition-related expenses	64	14	74	153
Plus: Other charges, net(2)	16	7	(63)	10
CFFO available to common stockholders and non-controlling OP Unitholders	2,414	2,225	7,681	4,503
Net rent adjustment	(411)	(40)	(414)	(5)
Plus: Amortization of debt issuance costs	186	150	365	299
AFFO available to common stockholders and non-controlling OP Unitholders	2,189	2,335	7,632	4,797

Weighted-average common stock outstanding—basic and diluted	21,418,455	18,641,738	21,340,268	18,336,975
Weighted-average common non-controlling OP Units outstanding	224,940	0	256,621	215,499
Weighted-average total common shares outstanding	21,643,395	18,641,738	21,596,889	18,552,474

Diluted FFO per weighted-average total common share	$0.11	$0.12	$0.36	$0.23
Diluted CFFO per weighted-average total common share	$0.11	$0.12	$0.36	$0.24
Diluted AFFO per weighted-average total common share	$0.10	$0.13	$0.35	$0.26

(1)	Represents our pro-rata share of depreciation expense recorded in unconsolidated entities during the period.

(2)
Consists primarily of net property and casualty recoveries recorded and the cost of related repairs expensed during each period as a result of the damage to certain irrigation improvements and, for the three and six months ended June 30, 2020, only, our pro-rata share of (loss) income recorded from investments in unconsolidated entities during the period.

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
A breakdown of the methodologies used to value our properties and the aggregate value as of June 30, 2020, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	17	13,242	12,221	$234,543	$233,412	25.6%
Third-party Appraisal(2)	98	75,886	60,069	587,980	678,358	74.4%
Total	115	89,128	72,290	$822,523	$911,770	100.0%

(1)
Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.

(2)	Appraisals performed between September 2019 and June 2020.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of June 30, 2020, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$678 – $87,280	$30,215
Market NOI (per farmable acre)	$421 – $3,759	$2,198
Market Capitalization Rate	3.68% – 10.06%	4.34%
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of June 30, 2020, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended June 30, 2020, from the prior value basis as of June 30, 2019, is provided in the table below (dollars in thousands):

Total portfolio fair value as of March 31, 2020		$891,555
Plus: Acquisition of two new farms during the three months ended June 30, 2020(1)		20,902
Plus net value depreciation during the three months ended June 30, 2020:
44 farms valued via third-party appraisals	$(687)
Total net depreciation for the three months ended June 30, 2020		(687)
Total portfolio fair value as of June 30, 2020		$911,770

(1)	Includes a $3.2 million add-on to our Withers Road property.
Management also determined fair values of all long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of June 30, 2020, was approximately $496.5 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $494.7 million. In addition, using the closing stock price as of June 30, 2020, the fair value of the Series A Term Preferred Stock was determined to be approximately $30.2 million, as compared to a carrying value (excluding unamortized related issuance costs) of approximately $28.8 million. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series B Preferred Stock and Series C Preferred Stock to each be $25.00 per share as of June 30, 2020 (see Exhibit 99.1 to this Form 10-Q).
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
As of June 30, 2020, we estimate the NAV per common share to be $11.06. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$306,383
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(822,523)
Plus: estimated fair value of real estate holdings(2)	911,770
Net fair value adjustment for real estate holdings		89,247
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	523,412
Less: fair value of aggregate long-term indebtedness(3)(4)	(526,718)
Net fair value adjustment for long-term indebtedness		(3,306)
Estimated NAV		392,324
Less: aggregate fair value of Series B Preferred Stock and Series C Preferred Stock(5)		(152,580)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$239,744
Total common shares and OP Units outstanding(6)		21,678,890
Estimated NAV per common share and OP Unit		$11.06

(1)	Per Net Cost Basis as presented in the table above.

(2)	Per Current Fair Value as presented in the table above.

(3)	Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series A Term Preferred Stock.

(4)	Long-term notes and bonds payable were valued using a discounted cash flow model. The Series A Term Preferred Stock was valued based on its closing stock price as of June 30, 2020.

(5)	Valued at the securities’ respective liquidation values, as discussed above.

(6)	Includes 21,534,739 shares of common stock and 144,151 OP Units held by non-controlling OP Unitholders.
A quarterly roll-forward in the estimated NAV per common share for the three months ended June 30, 2020, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of March 31, 2020		$11.46
Less net loss available to common stockholders and non-controlling OP Unitholders		(0.10)
Plus net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$(0.04)
Net change in unrealized fair value of long-term indebtedness	(0.12)
Net change in valuations		(0.16)
Less distributions on common stock and non-controlling OP Units		(0.13)
Less net dilutive effect of equity issuances		(0.01)
Estimated NAV per common share and non-controlling OP Unit as of June 30, 2020		$11.06

(1)
The net change in unrealized fair value of our farmland portfolio consists of three components: (i) a decrease of $0.03 per share due to the net depreciation in value of the farms that were valued during the three months ended June 30, 2020, (ii) an increase of $0.18 per share due to the aggregate depreciation and amortization expense recorded during the three months ended June 30, 2020, and (iii) a decrease of $0.19 per share due to capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.

Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $11.06 as of June 30, 2020, based on the calculation above, the closing price of our common stock on June 30, 2020, was $15.86 per share.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our business may be adversely affected by the ongoing coronavirus outbreak.
As of the date of this filing, the outbreak of a novel and highly contagious form of coronavirus (“COVID-19”), which the World Health Organization has declared a Public Health Emergency of International Concern is continuing. The outbreak of COVID-19 has resulted in numerous deaths, adversely impacted global commercial activity, and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak continues to evolve, and many countries reacted by instituting quarantines, prohibitions on travel, and the closure of offices, businesses, schools, retail stores, and other public venues. Businesses also implemented similar precautionary measures. In April 2020, the national unemployment rate reached its highest level since the Great Depression, and in June 2020, the National Bureau of Economic Research officially declared that the United States had fallen into a recession. The duration and severity of this economic slowdown remains uncertain. Much of the United States economy is now in the process of reopening, but, at the same time, the pandemic is intensifying in many areas of the country. Accordingly, some jurisdictions have rolled back reopening plans, and more widespread reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations remains a possibility. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, continue to create significant disruption in supply chains and economic activity and have had and are likely to continue to have a particularly adverse impact on transportation, hospitality, tourism, entertainment, and other industries. As COVID-19 continues to spread, the potential impacts are increasingly uncertain and difficult to assess.
Any public health emergency, including any outbreak of COVID-19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could have a significant adverse impact on the Company and could adversely affect the Company's ability to fulfill its investment objectives.
The extent of the impact of any public health emergency on the Company’s operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergencies on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity, and the extent of its disruption to important global, regional, and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. The effects of a public health emergency may disrupt the operations of our tenant-farmers and pose the risk that they may be prevented from conducting normal business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities. We cannot accurately estimate the impact that a public health threat could have on our farmland portfolio, but it could disrupt the businesses of our tenant-farmers and impact their ability to make lease payments to us, including under modified lease terms allowing for deferred rent, thereby decreasing the overall value of our leasehold interests in the properties, which could adversely impact our business, financial condition, or results of operations.
Further, the operations of the Company may be significantly impacted, or even temporarily or permanently halted, as a result of government shelter-in-place measures, voluntary and precautionary restrictions on travel or meetings, paused or reversed reopening orders, and other factors related to a public health emergency, including its potential adverse impact on the health of the Adviser’s and Administrator’s personnel. As a result, there is a risk that this continuing crisis could adversely impact the Company’s ability to source, manage, and divest investments and the Company’s ability to achieve its investment objectives, all of which could result in significant losses to the Company and could impact the Company’s ability to make interest and distribution payments to lenders and stockholders, respectively, including their respective amounts.

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
10.1
Equity Distribution Agreement, dated May 12, 2020, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Ladenburg Thalmann & Co., Inc., incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 12, 2020.

10.2
Equity Distribution Agreement, dated May 12, 2020, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Virtu Americas, LLC, incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-35795), filed on May 12, 2020.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series B Cumulative Redeemable Preferred Stock as of June 30, 2020 (filed herewith).
99.2	Estimated Value Methodology for Series C Cumulative Redeemable Preferred Stock as of June 30, 2020 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2020, and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: August 5, 2020	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: August 5, 2020	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors