Form 10-Q
period 2020-09-30
GLADSTONE LAND Corp
filed 2020-11-04
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	LAND	The Nasdaq Stock Market, LLC
6.375% Series A Cumulative Term Preferred Stock, $0.001 par value per share	LANDP	The Nasdaq Stock Market, LLC
6.00% Series B Cumulative Redeemable Preferred Stock, $0.001 par value per share	LANDO	The Nasdaq Stock Market, LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 3, 2020, was 24,102,406.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Investments in real estate, net	$858,753	$792,081
Lease intangibles, net	3,626	4,827
Cash and cash equivalents	6,455	13,688
Other assets, net	9,543	6,191
TOTAL ASSETS	$878,377	$816,787

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$11,600	$100
Notes and bonds payable, net	491,921	481,829
Series A cumulative term preferred stock, $0.001 par value, $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of September 30, 2020, and December 31, 2019, net	28,535	28,359
Accounts payable and accrued expenses	11,997	10,132
Due to related parties, net	2,266	2,169
Other liabilities, net	14,743	15,228
Total liabilities	561,062	537,817
Commitments and contingencies (Note 7)

EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,456,065 shares authorized 5,956,065 shares issued and outstanding as of September 30, 2020; 6,485,400 shares authorized, 4,755,869 shares issued and outstanding as of December 31, 2019	6	5
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 26,000,000 shares authorized, 420,230 shares issued and outstanding as of September 30, 2020; no shares authorized, issued, or outstanding as of December 31, 2019	—	—
Common stock, $0.001 par value; 65,543,935 shares authorized 22,204,906 shares issued and outstanding as of September 30, 2020; 91,514,600 shares authorized, 20,936,658 shares issued and outstanding as of December 31, 2019	22	21
Additional paid-in capital	368,465	315,770
Accumulated other comprehensive loss	(1,721)	(390)
Distributions in excess of accumulated earnings	(49,457)	(38,785)
Total stockholders’ equity	317,315	276,621
Non-controlling interests in Operating Partnership	—	2,349
Total equity	317,315	278,970

TOTAL LIABILITIES AND EQUITY	$878,377	$816,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Lease revenue, net	$13,989	$11,012	$41,907	$27,203
Total operating revenues	13,989	11,012	41,907	27,203
OPERATING EXPENSES:
Depreciation and amortization	3,909	3,419	12,010	8,952
Property operating expenses	287	536	1,525	1,939
Base management fee	1,078	862	3,159	2,741
Incentive fee	821	—	2,155	—
Administration fee	344	311	1,084	866
General and administrative expenses	419	447	1,462	1,465
Total operating expenses	6,858	5,575	21,395	15,963
Credits to fees from Adviser	—	—	—	(1,542)
Total operating expenses, net of credits to fees	6,858	5,575	21,395	14,421
OTHER INCOME (EXPENSE):
Other income	323	62	1,668	937
Interest expense	(5,202)	(4,401)	(15,155)	(11,396)
Dividends declared on Series A cumulative term preferred stock	(458)	(458)	(1,375)	(1,375)
Loss on dispositions of real estate assets, net	(195)	(134)	(861)	(154)
Property and casualty recovery, net	1	17	68	10
(Loss) income from investments in unconsolidated entities	(19)	—	7	—
Total other expense, net	(5,550)	(4,914)	(15,648)	(11,978)
NET INCOME	1,581	523	4,864	804
Net loss (income) attributable to non-controlling interests	(13)	(6)	(52)	(9)
NET INCOME ATTRIBUTABLE TO THE COMPANY	1,568	517	4,812	795
Dividends declared on Series B cumulative redeemable preferred stock	(2,238)	(1,161)	(6,604)	(2,655)
Other charges related to Series B cumulative redeemable preferred stock	(44)	—	(44)	—
Dividends declared on Series C cumulative redeemable preferred stock	(123)	—	(145)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(837)	$(644)	$(1,981)	$(1,860)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.04)	$(0.03)	$(0.09)	$(0.10)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	21,991,291	20,763,615	21,558,859	19,154,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Continued)
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
COMPREHENSIVE INCOME:
Net income attributable to the Company	$1,568	$517	$4,812	$795
Change in fair value related to interest rate hedging instruments	95	(347)	(1,331)	(347)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$1,663	$170	$3,481	$448

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended September 30, 2020
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at June 30, 2020	5,972,482	$6	130,702	$—	21,534,739	$22	$352,677	$(1,816)	$(45,653)	$305,236	$1,147	$306,383
Redemptions of Series B Preferred Stock	(16,417)	0	—	—	—	—	(327)	—	(44)	(371)	—	(371)
Issuance of Series C Preferred Stock, net	—	—	289,528	0	—	—	6,563	—	—	6,563	—	6,563
Redemption of OP Units	—	—	—	—	144,151	0	2,291	—	—	2,291	(2,291)	—
Issuance of common stock, net	—	—	—	—	526,016	0	8,392	—	—	8,392	—	8,392
Net income	—	—	—	—	—	—	—	—	1,568	1,568	13	1,581
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	—	(2,361)	(2,361)	—	(2,361)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	(2,967)	(2,967)		(2,967)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	95	—	95	—	95
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(1,131)	—	—	(1,131)	1,131	—
Balance at September 30, 2020	5,956,065	$6	420,230	$—	22,204,906	$22	$368,465	$(1,721)	$(49,457)	$317,315	$—	$317,315

	Nine months ended September 30, 2020
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2019	4,755,869	$5	—	$—	20,936,658	$21	$315,770	$(390)	$(38,785)	$276,621	$2,349	$278,970
Issuance of Series B Preferred Stock, net	1,229,531	1	—	—	—	—	27,049	—	—	27,050	—	27,050
Redemptions of Series B Preferred Stock	(29,335)	0	—	—	—	—	(636)	—	(44)	(680)	—	(680)
Issuance of Series C Preferred Stock, net	—	—	420,230	0	—	—	9,526	—	—	9,526	—	9,526
Redemptions of OP Units	—	—	—	—	288,303	0	4,383	—	—	4,383	(4,383)	—
Issuance of common stock, net	—	—	—	—	979,945	1	14,423	—	—	14,424	—	14,424
Net income	—	—	—	—	—	—	—	—	4,812	4,812	52	4,864
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	—	(6,749)	(6,749)	—	(6,749)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	(8,691)	(8,691)	(68)	(8,759)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	(1,331)	—	(1,331)	—	(1,331)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(2,050)	—	—	(2,050)	2,050	—
Balance at September 30, 2020	5,956,065	$6	420,230	$—	22,204,906	$22	$368,465	$(1,721)	$(49,457)	$317,315	$—	$317,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended September 30, 2019
	Series B Preferred Stock		Series C Preferred Stock			Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares		Par Value	Number of Shares	Par Value
Balance at June 30, 2019	2,636,068	$3	—		—	20,532,770	$21	$263,249	$—	$(31,919)	$231,354	$—	$231,354
Issuance of Series B Preferred Stock, net	831,579	0	—		—	—	—	18,517	—	—	18,517	—	18,517
Redemptions of Series B Preferred Stock	(2,120)	0	—		—	—	—	(48)	—	—	(48)	—	(48)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—		—	—	—	—	—	—	—	3,276	3,276
Issuance of common stock, net	—	—	—		—	355,305	0	3,996	—	—	3,996	—	3,996
Net income	—	—	—		—	—	—	—	—	517	517	6	523
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—		—	—	—	—	—	(1,161)	(1,161)	—	(1,161)
Distributions—OP Units and common stock	—	—	—		—	—	—	—	—	(2,781)	(2,781)	(39)	(2,820)
Comprehensive loss attributable to the Company									(347)	—	(347)		(347)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—		—	—	—	848	—	—	848	(848)	—
Balance at September 30, 2019	3,465,527	$3	—		$—	20,888,075	$21	$286,562	$(347)	$(35,344)	$250,895	$2,395	$253,290

	Nine Months Ended September 30, 2019
	Series B Preferred Stock		Series C Preferred Stock			Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares		Par Value	Number of Shares	Par Value
Balance at December 31, 2018	1,144,393	$1	—		—	17,891,340	$18	$202,053	$—	$(25,826)	$176,246	$4,807	$181,053
Issuance of Series B Preferred Stock, net	2,330,654	2	—		—	—	—	51,975	—	—	51,977	—	51,977
Redemptions of Series B Preferred Stock	(9,520)	0	—		—	—	—	(214)	—	—	(214)	—	(214)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	—	3,276	3,276
Redemption of OP Units	—	—	—		—	570,879	1	4,714	—	—	4,715	(4,715)	—
Issuance of common stock, net	—	—	—		—	2,425,856	2	27,143	—	—	27,145	—	27,145
Net income	—	—	—		—	—	—	—	—	795	795	9	804
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—		—	—	—	—	—	(2,655)	(2,655)	—	(2,655)
Distributions—OP Units and common stock	—	—	—		—	—	—	—	—	(7,658)	(7,658)	(91)	(7,749)
Comprehensive loss attributable to the Company									(347)	—	(347)	—	(347)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—		—	—	—	891	—	—	891	(891)	—
Balance at September 30, 2019	3,465,527	$3	—		$—	20,888,075	$21	$286,562	$(347)	$(35,344)	$250,895	$2,395	$253,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,864	$804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,010	8,952
Amortization of debt issuance costs	559	461
Amortization of deferred rent assets and liabilities, net	(212)	(226)
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	(12)	(18)
Income from investments in unconsolidated entities	(7)	—
Bad debt expense	12	24
Loss on dispositions of real estate assets, net	861	154
Property and casualty recovery, net	(68)	(10)
Changes in operating assets and liabilities:
Other assets, net	(3,192)	281
Accounts payable and accrued expenses and Due to related parties, net	(1,663)	(1,586)
Other liabilities, net	(1,559)	5,066
Net cash provided by operating activities	11,593	13,902
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(64,658)	(200,676)
Capital expenditures on existing real estate assets	(10,725)	(8,974)
Proceeds from dispositions of real estate assets	247	—
Change in deposits on real estate acquisitions, net	(550)	(300)
Insurance proceeds received capitalized as real estate additions	66	—
Net cash used in investing activities	(75,620)	(209,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	55,231	86,070
Offering costs	(3,636)	(6,551)
Redemption of Series B Preferred Stock	(681)	(213)
Borrowings from mortgage notes and bonds payable	20,781	120,399
Repayments of mortgage notes and bonds payable	(10,599)	(7,686)
Borrowings from lines of credit	19,000	22,900
Repayments of lines of credit	(7,500)	(18,900)
Payments of financing fees	(497)	(738)
Dividends paid on cumulative redeemable preferred stock (Series B and Series C)	(6,546)	(2,222)
Distributions paid on common stock	(8,691)	(7,658)
Distributions paid to non-controlling interests in Operating Partnership	(68)	(91)
Payment of contingent consideration	—	—
Net cash provided by financing activities	56,794	185,310
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,233)	(10,738)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,688	14,730
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,455	$3,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
NON-CASH OPERATING, INVESTING, AND FINANCING INFORMATION:
Issuance of non-controlling interests in Operating Partnership in conjunction with acquisitions	$—	$3,290
Operating lease right-of-use assets	—	188
Operating lease liabilities	—	171
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	5,363	1,397
Loss on dispositions of real estate assets, net included in Accounts payable and accrued expenses and Due to related parties, net	—	119
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	—	35
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	16	14
Lender holdback on loan issuance	—	498
Unrealized loss related to interest rate hedging instrument	(1,721)	(347)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. Upon the pricing of our initial public offering on January 29, 2013, our shares of common stock began trading on the Nasdaq Stock Market, LLC (“Nasdaq”), under the symbol “LAND.” We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of September 30, 2020, and December 31, 2019, the Company owned 100.0% and approximately 98.6%, respectively, of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2020 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of September 30, 2020, and December 31, 2019, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
Income Taxes
We have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT under the Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally are not subject to federal corporate income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders and meet certain other conditions. As such, in general, as long as we qualify as a REIT, no provision for federal income taxes will be necessary, except for taxes on undistributed REIT taxable income and taxes on the income generated by a TRS (such as Land Advisers), if any. For the tax year ended December 31, 2019 and for the nine months ended September 30, 2020, we did not have any undistributed REIT taxable income, nor was there any taxable income or loss from Land Advisers. Should we have any taxable income or loss in the future, we will account for any income taxes in accordance with the provisions of ASC 740, “Income Taxes,” using the asset and liability method.
Reclassifications
Certain information on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2019, has been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity, net income, or net change in cash and cash equivalents.
Recently-Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair market value through net income. The standard also requires that financial assets measured at amortized cost be presented at the net amount anticipated to be collected via an allowance for credit losses that is deducted from the amortized cost basis. Pursuant to ASU 2016-13, we are required to measure all expected credit losses based upon historical experience, current conditions, and reasonable (and supportable) forecasts that affect the collectability of the financial asset. We adopted ASU 2016-13 on January 1, 2020, and its adoption has not had a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”). The main provisions of this update provide optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020. We adopted ASU 2020-04 on January 1, 2020, and its adoption has not resulted in a material impact to our consolidated financial statements, as ASU 2020-04 allows for prospective application of any changes in the effective interest rate for LIBOR-based debt and also provides for practical expedients that will allow us to continue to treat our derivative instruments designed as cash flow hedges consistent to how they are accounted for now.
In April 2020, the FASB issued a staff question-and-answer document, “Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic” (the “COVID-19 Q&A”), to address certain frequently-asked questions pertaining to lease concessions arising from the effects of the COVID-19 pandemic. Existing lease guidance requires entities to determine if a lease concession was a result of a new arrangement reached with the tenant (which would be addressed under the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (which would not fall under the lease modification accounting framework). The COVID-19 Q&A clarifies that entities may elect to not evaluate whether lease-related relief granted in light of the effects of COVID-19 is a lease modification, provided that the concession does not result in a substantial increase in rights of the lessor or obligations of the lessee. This election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than the total payments required by the original contract. In July 2020, we granted rent deferrals to two tenants who owed aggregate rents of approximately $343,000, which was originally scheduled to be paid on July 1, 2020. The agreements with these tenants provide for extensions of up to 123 days, extending the new due dates for these rental payments to be on or before November 1, 2020. These rental payments were collected in full subsequent to September 30, 2020. We did not elect to evaluate these lease amendments under the lease modification accounting framework.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 123 farms we owned as of September 30, 2020 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)	46	17,954	16,660	$467,464	$275,844
Florida	23	20,770	16,256	210,427	130,667
Arizona(4)	6	6,280	5,228	59,216	22,097
Colorado	12	32,773	25,577	48,583	31,406
Nebraska	9	7,782	7,050	30,744	19,331
Michigan	15	962	682	12,105	7,619
Texas	1	3,667	2,219	8,346	5,173
Washington	1	746	417	7,895	4,909
Maryland	4	759	693	6,316	3,728
Oregon	3	418	363	6,163	3,999
North Carolina	2	310	295	2,255	1,206
Delaware	1	180	140	1,276	753
	123	92,601	75,580	$860,790	$506,732
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Specifically, includes Investments in real estate, net (excluding improvements paid for by the tenant) and Lease intangibles, net; plus net above-market lease values, lease incentives, and investments in special-purpose LLCs included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Condensed Consolidated Balance Sheets.
(2)Excludes approximately $3.2 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to one of our properties. As of September 30, 2020, this investment had a net carrying value of approximately $874,000 and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheet.
(4)Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $1.7 million as of September 30, 2020 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of September 30, 2020, and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Real estate:
Land and land improvements	$632,178	$583,247
Irrigation and drainage systems	121,826	108,222
Horticulture	120,684	107,941
Farm-related facilities	21,879	20,665
Other site improvements	7,245	7,180
Real estate, at gross cost	903,812	827,255
Accumulated depreciation	(45,059)	(35,174)
Real estate, net	$858,753	$792,081
Real estate depreciation expense on these tangible assets was approximately $3.6 million and $10.6 million for the three and nine months ended September 30, 2020, respectively, and approximately $3.0 million and $7.8 million for the three and nine months ended September 30, 2019, respectively.

Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of September 30, 2020, and December 31, 2019, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.0 million and $2.2 million, respectively. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $76,000 and $228,000 for the three and nine months ended September 30, 2020, respectively, and approximately $72,000 and $218,000 for the three and nine months ended September 30, 2019, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of September 30, 2020, and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Lease intangibles:
Leasehold interest – land	$3,498	$3,498
In-place leases	1,881	2,293
Leasing costs	1,565	2,066
Tenant relationships	180	414
Lease intangibles, at cost	7,124	8,271
Accumulated amortization	(3,498)	(3,444)
Lease intangibles, net	$3,626	$4,827
Total amortization expense related to these lease intangible assets, including amounts charged to amortization expense due to early lease terminations, was approximately $294,000 and $1.4 million for the three and nine months ended September 30, 2020, respectively, and approximately $460,000 and $1.1 million for the three and nine months ended September 30, 2019, respectively. See below, under “Significant Existing Real Estate Activity—Leasing Activity—Lease Termination” for further discussion of this lease termination.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of September 30, 2020, and December 31, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$255	$(135)	$111	$(41)
Below-market lease values and other deferred revenue(2)	(943)	335	(886)	257
	$(688)	$200	$(775)	$216
(1)Net above-market lease values and lease incentives are included as part of Other assets, net on the accompanying Condensed Consolidated Balance Sheets, and the related amortization is recorded as a reduction of Lease revenue on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)Net below-market lease values and other deferred revenue are included as a part of Other liabilities, net on the accompanying Condensed Consolidated Balance Sheets, and the related accretion is recorded as an increase to Lease revenue on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
Total amortization related to above-market lease values and lease incentives was approximately $32,000 and $94,000 for the three and nine months ended September 30, 2020, respectively, and approximately $31,000 and $97,000 for the three and nine months ended September 30, 2019, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $28,000 and $78,000 for the three and nine months ended September 30, 2020, respectively, and approximately $46,000 and $123,000 for the three and nine months ended September 30, 2019, respectively.
Acquisitions
2020 Acquisitions
During the nine months ended September 30, 2020, we acquired 12 new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)	New Long-term Debt
County Road 18	Phillips, CO	1/15/2020	1,325	2	Sugar beets, edible beans, potatoes, & corn	6.0 years	None	$7,500	$39	$417	$4,500
Lamar Valley	Chase, NE	5/7/2020	678	1	Potatoes, edible beans, & corn	6.7 years	2 (5 years)	3,500	42	204	2,100
Driver Road(3)	Kern, CA	6/5/2020	590	1	Pecans	4.7 years	2 (10 years)	14,169	52	784	8,500
Mt. Hermon	Wicomico & Caroline, MD, and Sussex, DE	8/31/2020	939	5	Sod & vegetables	10.0 years	2 (5 years)	7,346	211	432	4,481
Firestone Avenue(4)(5)(6)	Fresno, CA	9/3/2020	2,534	3	Pistachios and misc. organic & conventional vegetables	1.2 years	2 (5 years)	31,833	74	1,734	—
			6,066	12				$64,348	$418	$3,571	$19,581
(1)Includes approximately $38,000 of aggregate external legal fees associated with negotiating and originating the leases associated with these acquisitions, which costs were expensed in the period incurred.
(2)Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)The lease provides for an initial term of 14.7 years and includes six tenant termination options throughout the initial term. The lease term stated above represents the term through the first available termination option, and the annualized straight-line rent amount represents the rent guaranteed through the noncancellable term of the lease.
(4)Lease provides for a participation rent component based on the gross crop revenues earned on the farm. The rent figure above represents only the minimum cash guaranteed under the lease.
(5)Lease provides for an initial term of 8.2 years but also includes an annual tenant termination option, effective as of the end of the then-current lease year (as defined within the lease). The lease term stated above represents the term through the first available termination option, and the annualized straight-line rent amount represents the rent guaranteed through the noncancellable term of the lease.
(6)In connection with the acquisition of this property, we also acquired an ownership interest in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to this and other neighboring properties. Our acquired ownership, which equated to a 12.5% interest in the LLC, was valued at approximately $280,000 at the time of acquisition and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets. See “Investments in Unconsolidated Entities” below for further information on our aggregate ownership interest in this LLC.
During the three and nine months ended September 30, 2020, we recognized lease revenue of approximately $527,000 and $808,000, respectively, and net income of approximately $253,000 and $448,000, respectively, related to the above acquisitions.
2019 Acquisitions
During the nine months ended September 30, 2019, we acquired 20 new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)	New Long-term Debt
Somerset Road	Lincoln, NE	1/22/2019	695	1	Popcorn & edible beans	4.9 years	1 (5 years)	$2,400	$33	$126	$1,440
Greenhills Boulevard(3)	Madera, CA	4/9/2019	928	1	Pistachios	10.6 years	2 (5 years)	28,550	141	1,721	17,130
Van Buren Trail	Van Buren, MI	5/29/2019	159	2	Blueberries & cranberries	10.6 years	2 (5 years)	2,682	26	206	1,609
Blue Star Highway	Allegran & Van Buren, MI	6/4/2019	357	8	Blueberries	10.6 years	2 (5 years)	5,100	30	390	3,060
Yolo County Line Road	Yolo, CA	6/13/2019	542	1	Olives for olive oil	14.6 years	1 (5 years)	9,190	68	624	5,514
San Juan Grade Road(4)	Monterey, CA	7/11/2019	324	1	Strawberries & vegetables	0.3 years	None	9,000	68	632	5,400
West Citrus Boulevard(5)	Martin, FL	7/22/2019	3,586	1	Water retention	8.4 years	2 (10 years)	57,790	516	3,696	37,700
Sutter Avenue (Phase I)(3)(6)	Fresno, CA	8/16/2019	1,011	1	Pistachios	8.2 years	2 (5 years)	33,000	146	2,106	16,500
Las Posas Road(7)	Ventura, CA	8/28/2019	413	3	Sod & vegetables	3.3 years	1 (2 years)	21,320	111	1,283	12,792
Withers Road(8)	Napa, CA	8/29/2019	366	1	Wine grapes	10.3 years	2 (10 years)	32,000	84	2,256	19,254
			8,381	20				$201,032	$1,223	$13,040	$120,399
(1)Includes approximately $63,000 of external legal fees associated with negotiating and originating the lease associated with this acquisition, which cost was expensed in the period incurred.
(2)Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)Lease provides for a participation rent component based on the gross crop revenues earned on the farm. The rent figure above represents only the minimum cash guaranteed under the lease.

(4)In connection with the acquisition of this property, we executed a six-year, follow-on lease with a new tenant that will commence upon the expiration of the four-month lease executed on the date of acquisition. The follow-on lease includes one, four-year extension option and provides for minimum annualized straight-line rents of approximately $606,000. In connection with the follow-on lease, we committed to provide up to $100,000 for certain irrigation improvements on the property.
(5)As partial consideration for the acquisition of this property, we issued 288,303 OP Units, constituting an aggregate fair value of approximately $3.3 million as of the acquisition date.
(6)In connection with the acquisition of this property, we also acquired an ownership in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to this and other neighboring properties. Our acquired ownership, which equated to an 11.75% interest in the LLC, was valued at approximately $280,000 at the time of acquisition and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(7)In connection with this acquisition, we executed two separate lease agreements with two different, unrelated third-party tenants. The lease term of 3.3 years represents the weighted-average term of the two leases. In addition, pursuant to one of these lease agreements, we committed to provide up to $1.0 million for certain irrigation improvements on the property.
(8)In connection with the acquisition of this property, we committed to provide up to approximately $4.0 million as additional compensation, contingent upon the County of Napa approving the planting of additional vineyards on up to 47 acres of the property. Subject to such approval, we also committed to contribute up to $40,000 per approved acre for the development of such vineyards. As provided for in the lease, we will earn additional rent on all of the aforementioned costs, if any, incurred by us. See below, under “Significant Existing Real Estate Activity—Property Add-on” for additional information on the subsequent approval of additional vineyard plantings.

During the three and nine months ended September 30, 2019, we recognized operating revenues of approximately $2.2 million and $2.8 million, respectively, and net income of approximately $574,000 and $793,000, respectively, related to the above acquisitions.
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the nine months ended September 30, 2020 and 2019 is as follows (dollars in thousands):

Assets (Liabilities) Acquired	2020 Acquisitions	2019 Acquisitions
Land and Land Improvements	$44,154	$138,253
Irrigation & Drainage Systems	7,250	17,789
Horticulture	12,245	41,746
Farm-related Facilities	189	2,013
Other Site Improvements	—	358
In-Place Leases	101	560
Leasing Costs	133	118
Above-market Lease Values(1)	54	—
Below-market Lease Values(2)	(58)	(85)
Investment in LLC(1)	280	280
Total Purchase Price	$64,348	201,032
(1)Included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(2)Included within Other liabilities, net on the accompanying Condensed Consolidated Balance Sheets.
Significant Existing Real Estate Activity
Property Add-on
In connection with the acquisition of Withers Road, we committed to provide up to approximately $4.0 million as additional compensation, contingent upon the County of Napa approving the planting of additional vineyards on up to 47 acres of the property by February 25, 2020 (the “Permit Deadline”). In addition, if approval was obtained, we also committed to contribute up to $40,000 per approved acre for the development of such vineyards. While approval of the additional plantings was not received from the County of Napa by the Permit Deadline, in March 2020, we executed an agreement with the tenant on Withers Road to extend the Permit Deadline until August 24, 2020.
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
Leasing Activity

The following table summarizes certain leasing activity that occurred on our existing properties during the nine months ended September 30, 2020 (dollars in thousands):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
AZ, CA, FL, & NE	14	7,141	$6,420	3	8 / 4 / 2	$6,554	6	4	9 / 5 / 0
(1)In connection with certain of these leases, we committed to provide capital for certain improvements on these farms. See Note 7, “Commitments and Contingencies—Operating Obligations,” for additional information on these commitments.
(2)Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)“NNN” refers to leases under triple-net lease arrangements, “NN” refers to leases under partial-net lease arrangements, and “N” refers to leases under single-net lease arrangements. For a description of each of these types of lease arrangements, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Leases—General.”
Lease Termination
On February 10, 2020, we reached an agreement with a tenant occupying four of our farms in Arizona to terminate the existing leases encompassing those four farms effective February 10, 2020. As part of the termination agreement, the outgoing tenant made a one-time termination payment to us of approximately $3.0 million, which we recognized as additional lease revenue during the nine months ended September 30, 2020. The prior leases were scheduled to expire on September 15, 2026 (with two of the farms subject to the renewal of certain state leases currently scheduled to expire on February 14, 2022, and February 14, 2025). In connection with the early termination of these leases, during the nine months ended September 30, 2020, we recognized approximately $89,000 of prepaid rent as additional lease revenue and wrote off an aggregate net deferred rent balance of approximately $254,000 against lease revenue. In addition, approximately $470,000 of unamortized lease intangible assets related to the terminated leases were written off and charged to amortization expense during the nine months ended September 30, 2020. Upon termination of these leases, we entered into a new, seven-year lease with a new tenant effective immediately. These leases are included in the Leasing Activity table above.
Investments in Unconsolidated Entities
In connection with the acquisition of certain farmland located in Fresno County, California, we also acquired an ownership in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to our and other neighboring properties. As of September 30, 2020, our aggregate ownership interest in the LLC was 37.5%. As our investment in the LLC is deemed to constitute “significant influence,” we have accounted for this investment under the equity method.
During the three and nine months ended September 30, 2020, we recorded (loss) income of approximately $(19,000) and $7,000, respectively (included on our Condensed Consolidated Statements of Operations and Comprehensive Income as Income from investments in unconsolidated entities), which represents our pro-rata share of the (loss) income recognized by the LLC. Prior to fiscal year 2020, we had not recorded any material income or loss related to our ownership interest in the LLC. Our combined ownership interest in the LLC, which had an aggregate carrying value of approximately $874,000 and $587,000, as of September 30, 2020, and December 31, 2019, respectively, is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Portfolio Diversification and Concentrations
Diversification
The following table summarizes the geographic locations (by state) of our farms owned and with leases in place as of the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	As of and For the nine months ended September 30, 2020					As of and For the nine months ended September 30, 2019
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	46	17,954	19.4%	$22,153	52.9%	41	13,731	16.8%	$13,872	51.0%
Florida	23	20,770	22.4%	10,006	23.9%	23	20,770	25.5%	7,785	28.6%
Arizona	6	6,280	6.8%	4,272	10.2%	6	6,280	7.7%	1,609	5.9%
Colorado	12	32,773	35.4%	2,501	6.0%	10	31,448	38.5%	2,126	7.8%
Nebraska	9	7,782	8.4%	1,159	2.7%	3	3,254	4.0%	264	1.0%
Michigan	15	962	1.0%	554	1.3%	15	962	1.2%	259	1.0%
Oregon	3	418	0.5%	395	0.9%	3	418	0.5%	386	1.4%
Washington	1	746	0.8%	368	0.9%	1	746	0.9%	383	1.4%
Texas	1	3,667	4.0%	337	0.8%	1	3,667	4.5%	394	1.4%
North Carolina	2	310	0.3%	120	0.3%	2	310	0.4%	125	0.5%
Maryland	4	759	0.8%	35	0.1%	—	—	—%	—	—%
Delaware	1	180	0.2%	7	—%	—	—	—%	—	—%
TOTALS	123	92,601	100.0%	$41,907	100.0%	105	81,586	100.0%	$27,203	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Concentrations
Credit Risk
As of September 30, 2020, our farms were leased to 73 different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10.0% of the total lease revenue recorded during the nine months ended September 30, 2020.
Geographic Risk
Farms located in California, Florida, and Arizona accounted for approximately $22.2 million (52.9%), $10.0 million (23.9%) and $4.3 million (10.2%), respectively, of the total lease revenue recorded during the nine months ended September 30, 2020. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster (such as an earthquake, wildfire, or flood) occur or climactic change impact the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California or Florida have been materially impacted by the recent wildfires or hurricanes that occurred in those respective regions. No other single state accounted for more than 10.0% of our total lease revenue recorded during the nine months ended September 30, 2020.

NOTE 4. BORROWINGS
Our borrowings as of September 30, 2020, and December 31, 2019, are summarized below (dollars in thousands):

	Carrying Value as of		As of September 30, 2020
	September 30, 2020	December 31, 2019	Stated Interest Rates(1) (Range; Wtd. Avg)	Maturity Dates (Range; Wtd. Avg)
Notes and bonds payable:
Fixed-rate notes payable	$405,249	$394,569	3.00%–5.70%; 4.03%	2/14/2022–11/1/2045; March 2032
Fixed-rate bonds payable	89,883	90,380	2.61%–4.57%; 3.44%	12/11/2020–9/13/2028; May 2023
Total notes and bonds payable	495,132	484,949
Debt issuance costs – notes and bonds payable	(3,211)	(3,120)	N/A	N/A
Notes and bonds payable, net	$491,921	$481,829

Variable-rate revolving lines of credit	$11,600	$100	2.50%	4/5/2024

Total borrowings, net	$503,521	$481,929

(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of September 30, 2020, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $827.7 million. The weighted-average interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 4.03% and 3.99% for the three and nine months ended September 30, 2020, respectively, as compared to 4.03% and 3.97% for the three and nine months ended September 30, 2019. In addition, 2019 interest patronage from our Farm Credit Notes Payable (as defined below), which we recorded during the three months ended March 31, 2020, resulted in a 20.4% reduction (approximately 98 basis points) to the stated interest rates on such borrowings. We are unable to estimate the total amount of interest patronage to be received related to interest accrued during 2020 on our Farm Credit Notes Payable. See below under “—Farm Credit Notes Payable“ for further discussion on interest patronage.
As of September 30, 2020, we were in compliance with all covenants applicable to the above borrowings.
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
The following table summarizes the pertinent terms of the New MetLife Facility as of September 30, 2020 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
New MetLife Term Note	$75,000	(1)	1/5/2030	$—	N/A	(2)	75,000	(3)
MetLife Lines of Credit	75,000		4/5/2024	11,600	3-month LIBOR + 2.00%	(4)	63,400	(3)
Total principal outstanding				$11,600

(1)If the aggregate commitment under the New MetLife Term Note is not fully utilized by December 31, 2022, MetLife has the option to be relieved of its obligation to disburse the additional funds under the New MetLife Term Note.
(2)Interest rates on any disbursements under the New MetLife Term Note will be based on prevailing market rates at the time of such disbursements. In addition, through December 31, 2022, the New MetLife Term Note is also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the New MetLife Term Note).
(3)Based on the properties that were pledged as collateral under the New MetLife Facility, as of September 30, 2020, the maximum additional amount we could draw under the facility was approximately $12.7 million.
(4)The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under each line of credit).

Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 10 different Farm Credit associations (collectively, “Farm Credit”). During the nine months ended September 30, 2020, we entered into the following loan agreements with Farm Credit (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate(1)	Interest Rate Terms
Premier Farm Credit, FLCA	5/14/2020	$4,500	1/1/2045	24.6 years	4.00%	Fixed through December 31, 2029 (variable thereafter)
Farm Credit West, FLCA	6/24/2020	600	5/1/2044	24.2 years	3.00%	Fixed through July 31, 2026 (variable thereafter)
Farm Credit West, FLCA	6/24/2020	600	5/1/2044	24.2 years	3.00%	Fixed through August 31, 2026 (variable thereafter)
Farm Credit West, FLCA	6/25/2020	8,500	11/1/2045	25.0 years	3.75%	Fixed through June 30, 2030 (variable thereafter)
Farm Credit of the Virginias, ACA	8/31/2020	4,481	9/1/2030	25.0 years	3.99%	Fixed throughout term
(1)Stated rate is before interest patronage, as described below.
Interest patronage, or refunded interest, on our borrowings from Farm Credit is generally recorded upon receipt and is included within Other income on our Condensed Consolidated Statements of Operations and Comprehensive Income. Receipt of interest patronage typically occurs in the first half of the calendar year following the calendar year in which the respective interest expense is accrued. During the three months ended March 31, 2020, we recorded interest patronage of approximately $1.3 million related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2019, which resulted in a 20.4% reduction (approximately 98 basis points) to the stated interest rates on such borrowings. In addition, during the three months ended September 30, 2020, we received approximately $306,000 of interest patronage related to our Farm Credit Notes Payable, as certain Farm Credit associations paid a portion of the 2021 interest patronage (which relates to interest accrued during 2020) early.
Conterra Note Payable
During the nine months ended September 30, 2020, we entered into a loan agreement with Conterra Agricultural Capital, LLC (“Conterra”), the terms of which are summarized in the following table (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
6/8/2020	$2,100	7/1/2027	30.0 years	3.40%	Fixed throughout term
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

During the nine months ended September 30, 2020, we amended and restated one bond for $8.1 million that was previously issued under the Farmer Mac Facility and was originally scheduled to mature on January 10, 2020. The pertinent terms of the amended and restated bond are summarized in the table below (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
1/10/2020	$8,100	1/12/2024	None (interest only)	2.66%	Fixed throughout term
No prepayment penalty was incurred in connection with this amendment, and all other material items of the amended and restated bond remained unchanged.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of September 30, 2020, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining three months ending December 31:	2020	$15,368
For the fiscal years ending December 31:	2021	19,269
	2022	42,162
	2023	36,568
	2024	35,879
	2025	32,898
	Thereafter	312,988
		$495,132
Fair Value
ASC 820 provides a definition of fair value that focuses on the exchange (exit) price of an asset or liability in the principal, or most advantageous, market and prioritizes the use of market-based inputs to the valuation. ASC 820-10, “Fair Value Measurements and Disclosures,” establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•Level 1 — inputs that are based upon quoted prices (unadjusted) for identical assets or liabilities in active markets;
•Level 2 — inputs are based upon quoted prices for similar assets or liabilities in active or inactive markets or model-based valuation techniques, for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3 — inputs are generally unobservable and significant to the fair value measurement. These unobservable inputs are generally supported by little or no market activity and are based upon management’s estimates of assumptions that market participants would use in pricing the asset or liability.
As of September 30, 2020, the aggregate fair value of our long-term notes and bonds payable was approximately $497.4 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $495.1 million. The fair value of our long-term notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of September 30, 2020, is deemed to approximate their aggregate carrying value of $11.6 million.
Interest Rate Swap Agreement
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. As of September 30, 2020, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges, and we record changes in the fair values of the interest rate swap agreements to accumulated other comprehensive income on the Condensed Consolidated Balance Sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swap as of September 30, 2020, and December 31, 2019 (dollars in thousands):

September 30, 2020			December 31, 2019
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$14,077	$—	$1,721	$14,298	$—	$390

The following table presents the amount of income (loss) recognized in comprehensive income within our condensed consolidated financial statements for the three and nine months ended September 30, 2020 (dollars in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Derivative in cash flow hedging relationship:
Interest rate swaps	$95	$(1,331)
Total	$95	$(1,331)
We were not party to any interest rate swap agreements during the three or nine months ended September 30, 2019.
The following table summarizes certain information regarding our derivative instruments as of September 30, 2020, and December 31, 2019 (dollars in thousands):

		Derivative Liability Fair Value
Derivative Type	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other liabilities, net	$1,721	$390
Total		$1,721	$390
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
Generally, we were not permitted to redeem shares of the Series A Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. Since September 30, 2018, we have been permitted to redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption. The shares of the Series A Term Preferred Stock have a mandatory redemption date of September 30, 2021, and are not convertible into our common stock or any other securities. As of September 30, 2020, no shares of Series A Term Preferred Stock have been redeemed.
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
Due to the short-term maturity of our Series A Term Preferred Stock, its carrying value (exclusive of unamortized offering costs) of approximately $28.8 million was deemed to approximate its fair value as of September 30, 2020.
For information on the dividends declared by our Board of Directors and paid by us on the Series A Term Preferred Stock during the nine months ended September 30, 2020 and 2019, see Note 8, “Equity—Distributions.”
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
Advisory Agreements
Pursuant to each of the Prior Advisory Agreement (which was in effect from April 1, 2017, through June 30, 2019), the 2019 Advisory Agreement (which was in effect from July 1, 2019, through December 31, 2019), and the 2020 Advisory Agreement (which has been in effect since January 1, 2020), our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. The 2019 Advisory Agreement modified the calculation of the base management and incentive fees to exclude preferred equity from such calculations, while the capital gains and termination fees remained unchanged. The 2020 Advisory Agreement revised and replaced the previous calculation of the base management fee, which was previously based on equity, with a calculation based on gross real estate assets, while all other fees remained unchanged. Each of the base management, incentive, capital gains, and termination fees is described below.
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
Pursuant to the 2019 Advisory Agreement, a base management fee was paid quarterly and was calculated as 2.0% per annum (0.50% per quarter) of the prior calendar quarter’s total adjusted common equity, which was defined as common stockholders’ equity plus non-controlling common interests in the Operating Partnership, if any (each as reported on our balance sheet), adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items (“Total Adjusted Common Equity”).
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
During the three and nine months ended September 30, 2019, our Adviser granted us certain non-contractual, unconditional, and irrevocable waivers, which were applied as credits against the base management fee for the period, as detailed in the table below under “—Related-Party Fees.” We did not have any such waivers for the three and nine months ended September 30, 2020.
Incentive Fee
Pursuant to the Prior Advisory Agreement, an incentive fee was calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeded a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Equity.
Under each of the 2019 Advisory Agreement and the 2020 Advisory Agreement, an incentive fee was and is calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Common Equity.
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
We paid total financing fees to Gladstone Securities of approximately $7,000 and $35,000 during each of the three and nine months ended September 30, 2020, and approximately $160,000 and $188,000 during the three and nine months ended September 30, 2019, respectively. Through September 30, 2020, the total amount of financing fees paid to Gladstone Securities represented approximately 0.13% of the total financings secured since the Financing Arrangement Agreement has been in place.
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
In connection with the sales of the Series B Preferred Stock, we paid total Series B Selling Commissions and Series B Dealer-Manager Fees to Gladstone Securities of approximately $0 and $2.5 million during the three and nine months ended September 30, 2020, respectively, and approximately $1.8 million and $5.1 million during the three and nine months ended September 30, 2019, respectively. The majority of these amounts were then remitted by Gladstone Securities to unrelated third-parties involved in the offering, including participating broker-dealers and wholesalers. Series B Selling Commissions and Series B Dealer-Manager Fees paid to Gladstone Securities are netted against the gross proceeds received from sales of the Series B Preferred Stock and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets. The offering of our Series B Preferred Stock was completed on March 5, 2020.
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
During the three and nine months ended September 30, 2020, we paid approximately $598,000 and $885,000, respectively, of Series C Selling Commissions and Series C Dealer-Manager Fees to Gladstone Securities in connection with sales of the Series C Preferred Stock. The majority of these amounts were then remitted by Gladstone Securities to unrelated third-parties involved in the offering, including participating broker-dealers and wholesalers. Series C Selling Commissions and Series C Dealer-Manager Fees paid to Gladstone Securities are netted against the gross proceeds received from sales of the Series C Preferred Stock and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Base management fee(1)(2)	$1,078	$862	$3,159	$2,741
Incentive fee(1)(2)	821	—	2,155	—
Credits from non-contractual, unconditional, and irrevocable waiver granted by Adviser’s board of directors(2)	—	—	—	(1,542)
Total fees to our Adviser, net	$1,899	$862	$5,314	$1,199

Administration fee(1)(2)	$344	$311	$1,084	$866

Selling Commissions and Dealer-Manager Fees(1)(3)	$598	$1,777	$3,368	$5,089
Financing fees(1)(4)	7	160	35	188
Total fees to Gladstone Securities	$605	$1,937	$3,403	$5,277
(1)Pursuant to the agreements with the respective related-party entities, as discussed above.
(2)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

(3)Included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets. Includes selling commissions and dealer-manager fees related to both the Series B Preferred Stock and the Series C Preferred Stock.
(4)Included within Notes and bonds payable, net on the Condensed Consolidated Balance Sheets and amortized into Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019, were as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Base management fee	$1,078	$881
Incentive fee	821	847
Other(1)	23	25
Total due to Adviser	1,922	1,753
Administration fee	344	341
Cumulative accrued but unpaid portion of prior Administration Fees(2)	—	75
Total due to Administrator	344	416
Total due to related parties(3)	$2,266	$2,169
(1)Other amounts due to or from our Adviser primarily relate to miscellaneous general and administrative expenses either paid by our Adviser on our behalf or by us on our Adviser’s behalf.
(2)Represents the cumulative accrued but unpaid portion of prior Administration fees that are scheduled to be paid during the three months ending September 30 of each year, which is the quarter following our Administrator’s fiscal year end.
(3)Reflected as a line item on our accompanying Condensed Consolidated Balance Sheet.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms, which are summarized in the table below (dollars in thousands):

Farm Location	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of September 30, 2020
Hillsborough, FL	55	$2,250	(2)	Q2 2021	$989
Wicomico & Caroline, MD, and Sussex, DE	833	505		Q3 2021	36
Van Buren, MI	89	150		Q4 2021	126
Napa, CA	270	1,548	(2)	Q3 2023	—
Santa Barbara, CA	271	4,000	(2)	Q3 2024	2,267
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
Collier & Hendry, FL	3,612	2,000	(2)	Q2 2025	—
Monterey, CA	304	1,248		Q4 2025	880
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
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
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of September 30, 2020, and December 31, 2019, we owned 100.0% and approximately 98.6%, respectively, of the outstanding OP Units. As of September 30, 2020, and December 31, 2019, there were 0 and 288,303 OP Units held by non-controlling OP Unitholders.
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
We did not issue any OP Units to noncontrolling OP Unitholders during the three or nine months ended September 30, 2020. Information regarding OP Units issued to noncontrolling OP Unitholders during the three and nine months ended September 30, 2019, is provided in the following table (dollars in thousands, except per-unit amounts):

Number of OP Units Issued	Weighted Average Issuance Price per OP Unit	Aggregate Value(1)
288,303	$11.41	$3,290
(1)Based on the closing stock price of the Company’s common stock on the date of issuance.
Information related to OP Units tendered for redemption during the three and nine months ended September 30, 2020 and 2019 is provided in the table below:

Period	OP Units Tendered for Redemption	Shares of Common Stock Issued
2020:
Three months ended September 30, 2020	144,151	144,151
Nine months ended September 30, 2020	288,303	288,303

2019:
Three months ended September 30, 2019	—	—
Nine months ended September 30, 2019	570,879	570,879
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
On March 6, 2020, we filed a universal registration statement on Form S-3 (File No. 333-236943) with the SEC (the “2020 Registration Statement”) to replace the 2017 Registration Statement. The 2020 Registration Statement, which was declared effective by the SEC on April 1, 2020, permits us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through September 30, 2020, we had issued a total of 570,145 shares of common stock (excluding 288,303 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $9.2 million and 420,196 shares of Series C Preferred Stock for gross proceeds of approximately $10.4 million under the 2020 Registration Statement.
In conjunction with the filing of the 2020 Registration Statement, we wrote off approximately $29,000 of unallocated costs associated with the initial filing of the 2017 Registration Statement. These costs were written off to professional fees, which is included within General and administrative expenses on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income, during the nine months ended September 30, 2020.
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
The following table provides information on sales of the Series B Preferred Stock that occurred during the three and nine months ended September 30, 2020 and 2019 (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold	Weighted-average Offering Price per Share	Gross Proceeds	Net Proceeds(1)
2020(2):
Nine months ended September 30, 2020	1,229,531	$24.52	$30,148	$27,664

2019:
Three months ended September 30, 2019	831,579	$24.64	$20,487	$18,711
Nine months ended September 30, 2019	2,330,654	24.68	57,529	52,440
(1)Net of Series B Selling Commissions and Series B Dealer-Manager Fees borne by us.
(2)The Series B Offering was completed during the three months ended March 31, 2020.
The following table provides information on redemptions of the Series B Preferred Stock that occurred during the three and nine months ended September 30, 2020 and 2019 (dollars in thousands, except per-share amounts):

Period	Number of Shares Redeemed	Weighted-average Redemption Price per Share	Cash Redemption Paid
2020:
Three months ended September 30, 2020	16,417	$22.68	$372
Nine months ended September 30, 2020	29,335	23.22	681

2019:
Three months ended September 30, 2019	2,120	$22.50	$48
Nine months ended September 30, 2019	9,520	22.50	214
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
As of September 30, 2020, there was no public market for shares of the Series B Preferred Stock; however, subsequent to September 30, 2020, we successfully listed the Series B Preferred Stock on Nasdaq under the ticker “LANDO.” See Note 11, “Subsequent Events,” for a discussion of the listing of the Series B Preferred Stock.
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
The following table provides information on equity sales that have occurred during the three and nine months ended September 30, 2020 (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold(1)	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(2)
Three months ended September 30, 2020	289,494	$24.82	$7,184	$6,586
Nine months ended September 30, 2020	420,196	24.86	10,444	9,559
(1)Excludes shares issued pursuant to the DRIP. During each of the three and nine months ended September 30, 2020, we issued approximately 34 shares of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of Series C Selling Commissions and Series C Dealer-Manager Fees.
As of September 30, 2020, excluding Series C Selling Commissions and Series C Dealer-Manager Fees, we have incurred approximately $225,000 of costs related to the Series C Offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets) and are applied against gross proceeds received from the offering through additional paid-in capital as shares of the Series C Preferred Stock are sold. See Note 11, “Subsequent Events—Equity Activity—Series C Preferred Stock,” for sales of Series C Preferred Stock completed subsequent to September 30, 2020.
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
The following table provides information on shares of common stock sold by the Sales Agents under the ATM Programs during the three and nine months ended September 30, 2020 and 2019 (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
2020:
Three months ended September 30, 2020	526,016	$16.13	$8,483	$8,398
Nine months ended September 30, 2020	979,945	14.94	14,638	14,491

2019:
Three months ended September 30, 2019	78,008	$12.01	$937	$923
Nine months ended September 30, 2019	148,559	12.32	1,830	1,802
(1)Net of underwriting commissions and discounts.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors and paid by us (except as noted) during the three and nine months ended September 30, 2020 and 2019 are reflected in the table below.

	Three months ended September 30,		Nine months ended September 30,
Issuance	2020	2019	2020	2019
Series A Term Preferred Stock(1)	$0.3984375	$0.3984375	$1.1953125	$1.1953125
Series B Preferred Stock(2)	0.375	0.375	1.125	1.125
Series C Preferred Stock(2)	0.375	—	0.750	—
Common Stock(3)	0.13440	0.13365	0.40245	0.40050
(1)Treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)Of the aggregate dividends declared on the Series B Preferred Stock and Series C Preferred Stock by our Board of Directors on July 14, 2020, and July 9, 2019, approximately $797,000 and $433,000, respectively, was paid (as scheduled) by us on October 7, 2020, and October 3, 2019, respectively.
(3)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenues for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands, except for footnotes):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fixed lease payments(1)	$12,838	$10,131	$37,450	$26,236
Variable lease payments(2)	1,151	881	4,457	967
Lease revenues, net(3)	$13,989	$11,012	$41,907	$27,203

(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three and nine months ended September 30, 2020, we recorded participation rents of approximately $1.1 million and $1.2 million, respectively, and reimbursements of certain property operating expenses by tenants of approximately $19,000 and $441,000, respectively. During the three and nine months ended September 30, 2019, we recorded participation rents of approximately $848,000 and $874,000, respectively, and reimbursements of certain property operating expenses by tenants of approximately $33,000 and $93,000, respectively. In addition, during the nine months ended September 30, 2020, we received a lease termination payment of approximately $3.0 million.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2020 and 2019, computed using the weighted average number of shares outstanding during the respective periods. Net loss figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net loss.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per-share amounts)		(Dollars in thousands, except per-share amounts)
Net loss attributable to common stockholders	$(837)	$(644)	$(1,981)	$(1,860)
Weighted average shares of common stock outstanding – basic and diluted	21,991,291	20,763,615	21,558,859	19,154,744
Loss per common share – basic and diluted	$(0.04)	$(0.03)	$(0.09)	$(0.10)
The weighted-average number of OP Units held by non-controlling OP Unitholders was 16,452 and 175,981 for the three and nine months ended September 30, 2020, respectively, and 222,494 and 217,857 for the three and nine months ended September 30, 2019, respectively.
NOTE 11. SUBSEQUENT EVENTS
Portfolio Activity
Acquisition Activity
Subsequent to September 30, 2020, we acquired four new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
West Lost Hills Road(3)(4)(5)	Fresno, CA	10/1/2020	801	1	Pistachios	1.1 years	4 (3 years)	$31,828	$52	$1,560
Tractor Road	Bamberg & Orangeburg, SC	10/23/2020	597	3	Sod	9.5 years	None	3,765	48	244
			1,398	4				$35,593	$100	$1,804
(1)Acquisitions will be accounted for as asset acquisitions in accordance with ASC 360. The figures above represent only costs paid or accrued for as of the date of this filing.
(2)Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)Lease provides for a participation rent component based on the gross crop revenues earned on the farm. The rent figure above represents only the minimum cash guaranteed under the lease.
(4)Lease provides for an initial term of 3.1 years but also includes an annual tenant termination option, effective as of the end of the then-current lease year (as defined within the lease). The lease term stated above represents the term through the first available termination option, and the annualized straight-line rent amount represents the rent guaranteed through the noncancellable term of the lease.
(5)In connection with the acquisition of this property, we also acquired a 12.5% ownership interest in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to this and other neighboring properties.

Financing Activity
Borrowing Activity
Subsequent to September 30, 2020, through the date of this filing, we have entered into the following loan agreements (dollars in thousands):

Lender	Date of Issuance	Principal Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
PGIM Real Estate Finance, LLC	10/1/2020	$19,042	7/1/2028	25.0 years	2.47%	Fixed throughout term
PGIM Real Estate Finance, LLC	10/1/2020	19,096	7/1/2028	25.0 years	2.45%	Fixed throughout term
AgAmerica Lending, LLC	10/23/2020	2,259	1/1/2028	30.0 years	3.50%	Fixed throughout term
Equity Activity
Equity Issuances
The following table provides information on equity sales that have occurred subsequent to September 30, 2020 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock	203,861	$24.92	$5,081	$4,638
Common Stock – Follow-on Offering(2)	1,897,500	14.40	27,324	26,094
(1)Net of Series C Selling Commissions and Series C Dealer-Manager Fees or underwriting commissions and discounts (in each case, as applicable).
(2)Includes the underwriters’ exercise of the full over-allotment option in connection with the offering.
Equity Listing
Subsequent to September 30, 2020, we listed the Series B Preferred Stock on Nasdaq under the ticker symbol “LANDO.” Trading of the Series B Preferred Stock on Nasdaq commenced on October 19, 2020.
Distributions
On October 13, 2020, our Board of Directors authorized and we declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series A Term Preferred Stock:	October 23, 2020	October 30, 2020	$0.1328125
	November 20, 2020	November 30, 2020	0.1328125
	December 23, 2020	December 31, 2020	0.1328125
Total Series A Term Preferred Stock Distributions:			$0.3984375

Series B Preferred Stock:	October 27, 2020	November 5, 2020	$0.125
	November 25, 2020	December 4, 2020	0.125
	December 24, 2020	January 5, 2021	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	October 27, 2020	November 5, 2020	$0.125
	November 25, 2020	December 4, 2020	0.125
	December 24, 2020	January 5, 2021	0.125
Total Series C Preferred Stock Distributions:			$0.375

Common Stock:	October 23, 2020	October 30, 2020	$0.0449
	November 20, 2020	November 30, 2020	0.0449
	December 23, 2020	December 31, 2020	0.0449
Total Common Stock Distributions:			$0.1347
The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling OP Unitholders as of the above record dates.
COVID-19
In July 2020, we granted extensions of up to 123 days to two tenants who owed semi-annual rental payments totaling approximately $343,000. These payments were originally scheduled to be paid on July 1, 2020, and the rent deferrals we granted to these tenants extend the new due dates to be on or before November 1, 2020, with all other terms of the existing lease agreements remaining unchanged. These rental payments were collected in full subsequent to September 30, 2020. We have not received any other requests from tenants seeking relief as a result of COVID-19; however, no assurances can be made that we will not receive additional rent deferral or modification requests in the future.

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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 127 farms comprised of 93,999 acres located across 13 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
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
Impact of COVID-19 on our Business and Operations
The novel coronavirus (“COVID-19”) pandemic continues to evolve and is currently impacting most countries, communities, and markets. Global recessionary conditions are currently expected for the remainder of 2020 as a direct result of the COVID-19 pandemic, although the actual impact and duration are unknown. Much of the United States economy continues to slowly re-open, but at the same time, the COVID-19 pandemic is intensifying in many areas of the country. As a result, some jurisdictions have rolled back reopening plans, and more widespread reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations remains a possibility.
The extent to which the COVID-19 pandemic may impact and may further impact our business, financial condition, liquidity, results of operations, or prospects depends on numerous evolving factors that are out of our control and that we are not able to predict at this time, including, but not limited to: (i) the nature, duration, and scope of the pandemic; (ii) governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic; (iii) the impact on economic activity from the pandemic (including the effect on market rental rates and farmland values, if any) and actions taken in response; (iv) the effect on our tenants and their farming operations, including any disruptions that would impact their ability to make rental payments to us (including, but not limited to, labor shortages and supply chain disruptions); and (v) the impact on credit markets and our ability to continue to secure debt financing.

We do not believe that the ongoing COVID-19 pandemic has materially affected our operations or those of our tenants at this point in time. Most of our farmers initially experienced increased sales volumes and higher-than-average prices because the pandemic led the public to stockpile food and other necessities. However, such volumes and prices have recently returned to more normalized levels, though overall demand and pricing remains above that of the prior year.
In July 2020, we granted extensions of up to 123 days to two tenants who owed semi-annual rental payments totaling approximately $343,000. These payments were originally scheduled to be paid on July 1, 2020, and the rent deferrals we granted to these tenants extended the new due dates to be on or before November 1, 2020, with all other terms of the existing lease agreements remaining unchanged. Additional time was granted to these tenants due to delays in payments owed to them from their respective processors, which were primarily caused by the strict government-mandated lockdowns in the state of Michigan in response to COVID-19. These rental payments were collected in full in October 2020, and we have not received any further requests from tenants seeking relief as a result of COVID-19.
While we do not currently anticipate any additional requests from tenants for rent deferrals, if we do receive additional rent relief requests in the future from tenants that have directly been materially and adversely impacted by the ongoing COVID-19 pandemic, as assessed by us, in exchange for granting any such relief, we intend to seek certain terms in exchange for granting such relief, if any, including, but not limited to, extended lease terms, increased rent, and near-term rent deferral repayments. In addition, if we were to grant any rent deferrals or modifications, we anticipate that any such agreements would include partial payments in exchange for rent deferrals of varying terms, with all deferred amounts to be paid back to us over a specified, short-term period. At this time, we are unable to quantify the success of any tenant’s financial prospects, the amount of any future relief requests from tenants, or the outcome of any future relief package negotiations, if such relief is granted.
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
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 127 farms leased to 75 different, unrelated third-party tenants who grow over 50 different types of crops on our farms. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also diversified our portfolio into farmland suitable for other crop types, including permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes) and, to a lesser extent, certain commodity crops (e.g., beans and corn).
The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations (by state) of our farms owned and with leases in place as of and for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	As of and For the nine months ended September 30, 2020					As of and For the nine months ended September 30, 2019
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	46	17,954	19.4%	$22,153	52.9%	41	13,731	16.8%	$13,872	51.0%
Florida	23	20,770	22.4%	10,006	23.9%	23	20,770	25.5%	7,785	28.6%
Arizona	6	6,280	6.8%	4,272	10.2%	6	6,280	7.7%	1,609	5.9%
Colorado	12	32,773	35.4%	2,501	6.0%	10	31,448	38.5%	2,126	7.8%
Nebraska	9	7,782	8.4%	1,159	2.7%	3	3,254	4.0%	264	1.0%
Michigan	15	962	1.0%	554	1.3%	15	962	1.2%	259	1.0%
Oregon	3	418	0.5%	395	0.9%	3	418	0.5%	386	1.4%
Washington	1	746	0.8%	368	0.9%	1	746	0.9%	383	1.4%
Texas	1	3,667	4.0%	337	0.8%	1	3,667	4.5%	394	1.4%
North Carolina	2	310	0.3%	120	0.3%	2	310	0.4%	125	0.5%
Maryland	4	759	0.8%	35	0.1%	—	—	—%	$—	—%
Delaware	1	180	0.2%	7	—%	—	—	—%	$—	—%
TOTALS	123	92,601	100.0%	$41,907	100.0%	105	81,586	100.0%	$27,203	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
We believe that our geographic diversity mitigates our exposure to certain economic issues (including those as a result of COVID-19) in any one geographic market or area.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses included within the lease. Currently, 94 of our farms are leased on a pure, triple-net basis, 30 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), and 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, and insurance costs). Additionally, 33 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of September 30, 2020 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Nine Months Ended September 30, 2020	% of Total Lease Revenues
2020	2	23,978	25.9%	$826	2.0%
2021	9	8,935	9.6%	1,911	4.6%
2022	4	550	0.6%	1,081	2.6%
2023	11	6,266	6.8%	4,492	10.7%
2024	5	6,243	6.7%	1,716	4.1%
Thereafter	46	46,629	50.4%	29,018	69.2%
Other(2)	6	—	—%	2,863	6.8%
Totals	83	92,601	100.0%	$41,907	100.0%
(1)Certain lease agreements encompass multiple farms.

(2)Consists of ancillary leases (e.g., oil, gas, and mineral leases, telecommunications leases, etc.) with varying expirations on certain of our farms. In addition, includes a net amount of approximately $2.8 million of lease revenue recorded as a result of an early lease termination on one of our properties (see below, under “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity—Lease Termination” for additional information).
We currently have three agricultural leases scheduled to expire within the next six months (all located in Colorado). We are currently in negotiations with the existing tenants on each of the farms, as well as other potential tenants, and we anticipate being able to renew each of the leases at their respective current market rental rates without incurring any downtime on any of the farms. Overall, we currently anticipate the rental rates on these lease renewals to remain relatively flat compared to the respective existing leases. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since July 1, 2020, through the date of this filing, we have acquired 12 farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Mt. Hermon	Wicomico & Caroline, MD, and Sussex, DE	8/31/2020	939	5	Sod & vegetables	10.0 years	2 (5 years)	$7,346	$211	$432
Firestone Avenue(3)(4)(5)	Fresno, CA	9/3/2020	2,534	3	Pistachios and misc. organic & conventional vegetables	1.2 years	2 (5 years)	31,833	74	1,734
West Lost Hills Road(3)(6)(7)	Fresno, CA	10/1/2020	801	1	Pistachios	1.1 years	4 (3 years)	31,828	52	1,560
Tractor Road	Bamberg & Orangeburg, SC	10/23/2020	597	3	Sod	9.5 years	None	3,765	48	244
			4,871	12				$74,772	$385	$3,970
(1)Includes approximately $38,000 of aggregate external legal fees associated with negotiating and originating the leases associated with these acquisitions, which costs were expensed in the period incurred. The figures above represent only costs paid or accrued for as of the date of this filing.
(2)Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)Lease provides for a participation rent component based on the gross crop revenues earned on the farm. The rent figure above represents only the minimum cash guaranteed under the lease.
(4)Lease provides for an initial term of 8.2 years but also includes an annual tenant termination option, effective as of the end of the then-current lease year (as defined within the lease). The lease term stated above represents the term through the first available termination option, and the annualized straight-line rent amount represents the rent guaranteed through the noncancellable term of the lease.
(5)In connection with the acquisition of this property, we also acquired an ownership interest in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to this and other neighboring properties. Our acquired ownership, which equated to a 12.5% interest in the LLC, was valued at approximately $280,000 at the time of acquisition and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets. See Note 3, “Real Estate and Intangible Assets—Investments in Unconsolidated Entities,” within the accompanying notes to our condensed consolidated financial statements for further information on our aggregate ownership interest in this LLC.
(6)Lease provides for an initial term of 3.1 years but also includes an annual tenant termination option, effective as of the end of the then-current lease year (as defined within the lease). The lease term stated above represents the term through the first available termination option, and the annualized straight-line rent amount represents the rent guaranteed through the noncancellable term of the lease.
(7)In connection with the acquisition of this property, we also acquired a 12.5% ownership interest in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to this and other neighboring properties.

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
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since July 1, 2020, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES			NEW LEASES
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(1)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(2)	Total Annualized Straight-line Rent(1)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(2)
CA & FL	4	616	$1,759	—	2 / 2 / 0	$1,796	5.3	—	3 / 1 / 0
(1)Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.
(2)“NNN” refers to leases under triple-net lease arrangements, “NN” refers to leases under partial-net lease arrangements, and “N” refers to leases under single-net lease arrangements, in each case, as described above under “Leases—General.”
Financing Activity
Debt Activity
Since July 1, 2020, through the date of this filing, we have incurred the following new, long-term borrowings (dollars in thousands, except for footnotes; for further discussion on certain defined terms used below, refer to Note 4, “Borrowings,” within the accompanying notes to our condensed consolidated financial statements):

Lender	Date of Issuance	Principal Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Expected Effective Interest Rate(1)	Interest Rate Terms
Farm Credit of the Virginias, ACA	8/31/2020	$4,481	9/1/2030	25.0 years	3.99%	3.24%	Fixed throughout term
PGIM Real Estate Finance, LLC	10/1/2020	19.042	7/1/2028	25.0 years	2.47%	2.47%	Fixed throughout term
PGIM Real Estate Finance, LLC	10/1/2020	19.096	7/1/2028	25.0 years	2.45%	2.45%	Fixed throughout term
AgAmerica Lending, LLC	10/23/2020	2.259	1/1/2028	30.0 years	3.50%	3.50%	Fixed throughout term

(1)On borrowings from the various Farm Credit associations, we receive interest patronage, or refunded interest, which is typically received in the calendar year following the year in which the related interest expense was accrued. The expected effective interest rates reflected in the table above are the interest rates net of expected interest patronage, which is based on either historical patronage actually received (for pre-existing lenders whom we have received interest patronage from) or indications from the respective lenders of estimated patronage to be paid (for new lenders). See Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements for additional information on interest patronage received in current and prior years.
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

The following table summarizes the sales of our Series C Preferred Stock that occurred since July 1, 2020, through the date of this filing (dollars in thousands, except per-share amounts and footnotes):

Number of Shares Sold(1)	Weighted-average Sales Price per Share	Gross Proceeds	Net Proceeds(2)
493,355	$24.86	$12,265	$11,224
(1)Excludes shares issued pursuant to the DRIP. From July 1 through the date of this filing, we issued approximately 56 shares of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $1.1 million (of which approximately $1.0 million was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers).
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
Common Stock
At-the-Market Program
On May 12, 2020, we terminated the Prior ATM Program (as defined in Note 8, “Equity—Equity Issuances—Common Stock—At-the-Market-Program,” within the accompanying notes to our condensed consolidated financial statements) and entered into new equity distribution agreements with Virtu Americas, LLC, and Ladenburg & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through new Sales Agents, shares of our common stock having an aggregate offering price of up to $100.0 million (the “Current ATM Program,” and collectively with the Prior ATM Program, the “ATM Programs”). The following table summarizes the activity under the Current ATM Program from July 1, 2020, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price per Share	Gross Proceeds	Net Proceeds(1)
526,016	$16.13	$8,483	$8,398
(1)Net of underwriter commissions and discounts.
Follow-on Offering
In October 2020, we completed a public offering of our common stock. The following table summarizes the details of the offering, including the underwriters’ full exercise of the over-allotment option in connection of the offering (dollars in thousands, except per-share amounts):

Number of Shares Sold	Weighted-average Offering Price per Share	Gross Proceeds	Net Proceeds(1)
1,897,500	$14.40	$27,324	$26,094
(1)Net of underwriter discounts and commissions.
We used the proceeds received from this offering to repay existing indebtedness, fund property acquisitions, and for other general corporate purposes.
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
Pursuant to the 2019 Advisory Agreement, a base management fee was paid quarterly and was calculated as 2.0% per annum (0.50% per quarter) of the prior calendar quarter’s total adjusted common equity, which was defined as common stockholders’ equity plus non-controlling common interests in the Operating Partnership, if any (each as reported on our balance sheet), adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items (“Total Adjusted Common Equity”).
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
(1)Actual figures calculated pursuant to the agreements with our Adviser in place during the respective periods.
(2)Calculated as if the 2020 Advisory Agreement had been in place as of January 1, 2017.
In addition, had the 2019 Advisory Agreement been in place during the three and nine months ended September 30, 2020, the hypothetical base management fee would have been approximately $862,000 and $2.6 million, respectively, as compared to the actual base management fee calculated under the 2020 Advisory Agreement of approximately $1.1 million and $3.2 million, respectively. We are unable to project the impact of the 2020 Advisory Agreement on the base management fee going forward and how it might compare to that of the 2019 Advisory Agreement or the Prior Advisory Agreement, as we are unable to estimate the amount of equity to be issued or new tangible assets to be acquired in future periods.
During the three and nine months ended September 30, 2019, our Adviser granted us certain non-contractual, unconditional, and irrevocable waivers (as discussed further below, under “—Results of Operations—Operating Expenses—Related-Party Fees”), which were applied as credits against the base management fee for the period. We did not have any such waivers for the three or nine months ended September 30, 2020.
Incentive Fee
Pursuant to the Prior Advisory Agreement, an incentive fee was calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeded a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Equity.
Under each of the 2019 Advisory Agreement and the 2020 Advisory Agreement, an incentive fee was and is calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Common Equity.
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
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2020.
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
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:
•With regard to the comparison between the three months ended September 30, 2020 versus 2019:
◦Same-property basis represents farms owned as of June 30, 2019, and were not vacant at any point during either period presented;
◦Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to June 30, 2019. From July 1, 2019, through September 30, 2020, we acquired 37 new farms and did not have any farm dispositions; and
◦Vacant or self-operated properties represent farms that were either vacant (either wholly or partially) or operated by a wholly-owned subsidiary of ours at any point during either period presented. We did not have any vacant farms during either of the three months ended September 30, 2020 or 2019.
•With regard to the comparison between the nine months ended September 30, 2020 versus 2019:

◦Same-property basis represents farms owned as of December 31, 2018, and were not vacant at any point during either period presented;
◦Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2018. From January 1, 2019, through September 30, 2020, we acquired 38 new farms and did not have any farm dispositions; and
◦Vacant or self-operated properties represent farms that were either vacant (either wholly or partially) or operated by a wholly-owned subsidiary of ours at any point during either period presented. We had two farms that were vacant for a portion of the nine months ended September 30, 2019.
A comparison of our operating results for the three and nine months ended September 30, 2020 and 2019 is below (dollars in thousands):

	For the Three Months Ended September 30,
	2020	2019	$ Change	% Change
Operating revenues:
Lease revenue:
Fixed lease payments	$12,838	$10,131	$2,707	26.7%
Variable lease payments – participation rents	1,132	848	284	33.5%
Variable lease payments – tenant reimbursements	19	33	(14)	(42.4)%
Total operating revenues	13,989	11,012	2,977	27.0%
Operating expenses:
Depreciation and amortization	3,909	3,419	490	14.3%
Property operating expenses	287	536	(249)	(46.5)%
Base management and incentive fees, net of credits	1,899	862	1,037	120.3%
Administration fee	344	311	33	10.6%
General and administrative expenses	419	447	(28)	(6.3)%
Total operating expenses, net of credits	6,858	5,575	1,283	23.0%
Operating income	7,131	5,437	1,694	31.2%
Other income (expense):
Other income	323	62	261	421.0%
Interest expense	(5,202)	(4,401)	(801)	18.2%
Dividends declared on Series A Term Preferred Stock	(458)	(458)	—	—%
Loss on dispositions of real estate assets, net	(195)	(134)	(61)	45.5%
Property and casualty recovery, net	1	17	(16)	(94.1)%
Loss from investments in unconsolidated entities	(19)	—	(19)	NM
Total other expense, net	(5,550)	(4,914)	(636)	12.9%
Net income	1,581	523	1,058	202.3%
Net income attributable to non-controlling interests	(13)	(6)	(7)	116.7%
Net income attributable to the Company	1,568	517	1,051	203.3%
Aggregate dividends declared on and charges related to Series B and Series C Preferred Stock	(2,405)	(1,161)	(1,244)	107.1%
Net loss attributable to common stockholders	$(837)	$(644)	$(193)	30.0%
NM = Not Meaningful

	For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Operating revenues:
Lease revenue:
Fixed lease payments	$37,450	$26,236	$11,214	42.7%
Variable lease payments – participation rents	1,206	874	332	38.0%
Variable lease payments – tenant reimbursements	441	93	348	374.2%
Lease termination income, net	2,810	—	2,810	NM
Total operating revenues	41,907	27,203	14,704	54.1%
Operating expenses:
Depreciation and amortization	12,010	8,952	3,058	34.2%
Property operating expenses	1,525	1,939	(414)	(21.4)%
Base management and incentive fees, net of credits	5,314	1,199	4,115	343.2%
Administration fee	1,084	866	218	25.2%
General and administrative expenses	1,462	1,465	(3)	(0.2)%
Total operating expenses, net of credits	21,395	14,421	6,974	48.4%
Operating income	20,512	12,782	7,730	60.5%
Other income (expense):
Other income	1,668	937	731	78.0%
Interest expense	(15,155)	(11,396)	(3,759)	33.0%
Dividends declared on Series A Term Preferred Stock	(1,375)	(1,375)	—	—%
Loss on dispositions of real estate assets, net	(861)	(154)	(707)	459.1%
Property and casualty recovery, net	68	10	58	580.0%
Income from investments in unconsolidated entities	7	—	7	NM
Total other expense, net	(15,648)	(11,978)	(3,670)	30.6%
Net income	4,864	804	4,060	505.0%
Net income attributable to non-controlling interests	(52)	(9)	(43)	477.8%
Net income attributable to the Company	4,812	795	4,017	505.3%
Aggregate dividends declared on and charges related to Series B and Series C Preferred Stock	(6,793)	(2,655)	(4,138)	155.9%
Net loss attributable to common stockholders	$(1,981)	$(1,860)	$(121)	6.5%
NM = Not Meaningful
Operating Revenues
Lease Revenue
The following table provides a summary of our lease revenues during the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Same-property basis:
Fixed lease payments	$8,870	$8,673	$197	2.3%	$23,936	$23,308	$628	2.7%
Participation rents	1,132	848	284	33.5%	1,206	874	332	38.0%
Lease termination income, net	—	—	—	—%	2,810	—	2,810	—%
Total – Same-property basis	10,002	9,521	481	5.1%	27,952	24,182	3,770	15.6%
Properties acquired or disposed of	3,968	1,458	2,510	172.2%	13,317	2,752	10,565	383.9%
Vacant or self-operated properties	—	—	—	—%	197	176	21	11.9%
Tenant reimbursements(1)	19	33	(14)	(42.4)%	441	93	348	374.2%
Total Lease revenue	$13,989	$11,012	$2,977	27.0%	$41,907	$27,203	$14,704	54.1%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Corresponding amounts were also recorded as property operating expenses during the respective periods.
Same-property Basis – 2020 compared to 2019
Lease revenue from fixed lease payments increased for each of the three and nine months ended September 30, 2020, primarily due to recent lease renewals and amendments at net higher rental rates, as well as additional rents earned on recent capital improvements completed on certain of our farms. These increases were partially offset by the renewals of certain other leases, in which we decreased the fixed base rent component in exchange for adding a participation rent component into the lease structure.
Lease revenue from participation rents increased for each of the three and nine months ended September 30, 2020. During the three months ended September 30, 2020, we recognized participation rents from three farms totaling 1,286 farm acres, as compared to six farms totaling 3,701 farm acres in the prior-year period. During the nine months ended September 30, 2020, we recognized participation rents on eight farms totaling 3,865 farm acres, as compared to eight farms totaling 3,996 acres in the prior-year period.
During the nine months ended September 30, 2020, we received an early lease termination payment from an outgoing tenant on a property of approximately $3.0 million, which we recognized as additional lease revenue upon receipt, less a net balance of approximately $165,000 of aggregate prepaid rent and deferred rent assets balances that were written off against this amount. For further discussion on this lease termination, see above, under “Overview—Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity—Lease Termination.”
Other – 2020 compared to 2019
Lease revenue from properties acquired or disposed of increased for each of the three and nine months ended September 30, 2020, primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2018.
Lease revenue for vacant or self-operated properties increased for the nine months ended September 30, 2020, primarily due to additional revenues earned during 2020 on farms that were vacant for a portion of 2019.
As compared to the respective prior-year periods, tenant reimbursement income decreased slightly for the three months ended September 30, 2020, and increased for the nine months ended September 30, 2020. The increase for the nine months ended September 30, 2020, was due to additional contractual reimbursements of property taxes and other operating costs. Tenant reimbursements during the nine months ended September 30, 2020, also included payments made by a tenant on our behalf (pursuant to the lease agreement) to an unconsolidated entity of ours that conveys water to the respective property.
Operating Expenses
Depreciation and Amortization
The following table provides a summary of the depreciation and amortization expense recorded during the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Same-property basis	$2,996	$3,029	$(33)	(1.1)%	$8,281	$7,867	$414	5.3%
Properties acquired or disposed of	913	390	523	134.1%	3,623	976	2,647	271.2%
Vacant or self-operated properties	—	—	—	—%	106	109	(3)	(2.8)%
Total depreciation and amortization	$3,909	$3,419	$490	14.3%	$12,010	$8,952	$3,058	34.2%
Depreciation and amortization expense on a same-property basis decreased for the three months ended September 30, 2020, as compared to the prior-year period, primarily due to the expiration of certain lease intangible amortization periods or tangible depreciation periods subsequent to June 30, 2019, partially offset by additional depreciation on site improvements completed on certain properties subsequent to June 30, 2019. Depreciation and amortization expense on a same-property basis increased for the nine months ended September 30, 2020, as compared to the prior-year period, primarily due to accelerated amortization expense recognized due to an early lease termination (see above, under “Overview—Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity—Lease Termination”), as well as additional depreciation on site improvements completed on certain properties subsequent to December 31, 2018, and partially offset by the expiration of certain lease intangible amortization periods subsequent to December 31, 2018. Depreciation and amortization expense on properties acquired or disposed of increased for each of the three and nine months ended September 30, 2020, as compared to the respective prior-year periods, primarily due to the additional depreciation and amortization expense incurred on the new farms acquired subsequent to December 31, 2018. Depreciation and amortization expense on vacant or self-operated properties for the nine months ended September 30, 2020, remained flat when compared to the prior-year period.
Property-operating Expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. In addition, from approximately July 2018 through June 2019, we incurred additional expenses related to temporary generator rental costs to power newly-drilled wells on one of our properties. During the second half of 2019, these wells were connected to permanent power sources, and the generators were no longer needed. The following table provides a summary of the property-operating expenses recorded during the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Same-property basis	$244	$444	$(200)	(45.0)%	$981	$1,751	$(770)	(44.0)%
Properties acquired or disposed of	24	59	(35)	(59.3)%	87	78	9	11.5%
Vacant or self-operated properties	—	—	—	—%	16	17	(1)	(5.9)%
Tenant-reimbursed property operating expenses(1)	19	33	(14)	(42.4)%	441	93	348	374.2%
Total Property operating expenses	$287	$536	$(249)	(46.5)%	$1,525	$1,939	$(414)	(21.4)%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Corresponding amounts were also recorded as lease revenues during the respective periods.
Same-property Basis – 2020 compared to 2019
Property operating expenses decreased for each of the three and nine months ended September 30, 2020, primarily due to additional costs incurred during the prior-year period for the above-referenced generator rentals and for obtaining certain permits on one of our California properties.
Other – 2020 compared to 2019
Property operating expenses on properties acquired or disposed of decreased for the three months ended September 30, 2020, and remained relatively flat for the nine months ended September 30, 2020. The decrease for the three months ended September 30, 2020, was primarily due to additional legal fees incurred during the prior-year period related to negotiating and originating leases on new acquisitions. Property operating expenses on vacant or self-operated properties remained flat for the nine months ended September 30, 2020, as compared to the prior-year period.
As compared to the respective prior-year periods, tenant reimbursement expense decreased slightly for the three months ended September 30, 2020, and increased for the nine months ended September 30, 2020. The increase for the nine months ended September 30, 2020, was due to additional property taxes paid by us on certain of our properties and miscellaneous operating costs incurred by us in connection with our ownership interest in an unconsolidated entity. In both situations, the respective tenants are contractually obligated to reimburse us under the terms of the respective leases.
Related-Party Fees
Certain fee calculations changed pursuant to amendments to the agreements with our Adviser that were approved on July 9, 2019, and January 14, 2020. For a discussion of the changes to these fees, see above, under “Overview—Our Adviser and Administrator—Advisory Agreements.” The following table summarizes the base management, incentive, and capital gains fees due to our Adviser, in each case, as applicable, net of the respective credits, for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Base management fee, gross(1)	$1,078	$862	$216	25.1%	$3,159	$2,741	$418	15.2%
Credits granted by Adviser’s board of directors applied against the base management fee(2)	—	—	—	—%	—	(1,542)	1,542	(100.0)%
Base management fee, net	1,078	862	216	25.1%	3,159	1,199	1,960	163.5%
Incentive fee, gross(1)	821	—	821	—%	2,155	—	2,155	—%
Credits granted by Adviser’s board of directors applied against the incentive fee(2)	—	—	—	—%	—	—	—	—%
Incentive fee, net	821	—	821	—%	2,155	—	2,155	—%
Capital gains fee, gross(1)	—	—	—	—%	—	—	—	—%
Credits granted by Adviser’s board of directors applied against the capital gains fee(2)	—	—	—	—%	—	—	—	—%
Capital gains fee, net	—	—	—	—%	—	—	—	—%
Total fees to Adviser, gross	1,899	862	1,037	120.3%	5,314	2,741	2,573	93.9%
Total credits granted by Adviser’s board of directors(1)	—	—	—	—%	—	(1,542)	1,542	(100.0)%
Total fees to Adviser, net	$1,899	$862	$1,037	120.3%	$5,314	$1,199	$4,115	343.2%
(1)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
(2)Represent non-contractual, unconditional, and irrevocable waivers granted to us by our Adviser.
The base management fee increased during each of the three and nine months ended September 30, 2020, as compared to the respective prior-year periods, primarily due to a change in the calculation of the base management fee. For each of the three and nine months ended September 30, 2020, the base management fee was calculated as 0.125% (0.5% per annum) of the respective prior calendar quarter’s Gross Tangible Real Estate, which base was increased due to a large volume of acquisitions during 2019, whereas the base management fee for each of the three and nine months ended September 30, 2019, was calculated as 0.5% (2.0% per annum) of the Total Adjusted Equity as of the end of the respective prior calendar quarters. See above, under “Overview—Our Adviser and Administrator—Advisory Agreements—Base Management Fee,” for further discussion on the calculation of the base management fee for each period. In addition, our Adviser granted us a non-contractual, unconditional, and irrevocable waiver to be applied against the base management fee during the nine months ended September 30, 2019.
Our Adviser earned an incentive fee during each of the three and nine months ended September 30, 2020, due to our Pre-Incentive Fee FFO (as defined in the respective agreement with our Adviser) exceeding the required hurdle rate of the applicable base during each of the first and third quarters of fiscal year 2020. No incentive fee was earned by our Adviser during either of the three or nine months ended months ended September 30, 2019.
Our Adviser did not earn a capital gains fee during either of the three or nine months ended September 30, 2020 or 2019, as we did not sell any of our properties during any period presented.
The administration fee paid to our Administrator increased for each of the three and nine months ended September 30, 2020, as compared to the respective prior-year periods, primarily due to hiring additional personnel and us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. Compared to the respective prior-year periods, general and administrative expenses decreased for the three months ended September 30, 2020, and remained relatively flat for the nine months ended September 30, 2020. The decrease for the three months ended September 30, 2020, was primarily due to lower professional fees, partially offset by increased stockholder-related expenses.
Other Income (Expense)
Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments, increased for each of the three and nine months ended September 30, 2020, as compared to the respective prior-year periods, primarily driven by additional interest patronage received from Farm Credit (due to increased borrowings from Farm Credit).
During the three months ended March 31, 2020, we recorded approximately $1.3 million of interest patronage from Farm Credit related to interest accrued during 2019, compared to approximately $700,000 of interest patronage recorded during the three months ended March 31, 2019. The receipt of interest patronage received from Farm Credit during 2020 resulted in a 20.4% decrease (approximately 98 basis points) to our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2019. During the three months ended September 30, 2020, we also received approximately $306,000 of interest patronage from Farm Credit, as certain Farm Credit associations paid a portion of the 2021 interest patronage (which relates to interest accrued during 2020) early. In addition, during the three and nine months ended September 30, 2019, we recognized approximately $53,000 and $208,000, respectively, of additional income as a result of accumulated deferred revenue related to a sale agreement for one of our farms that was terminated and a commission rebate received in connection with a property acquired during the period.
Interest expense increased for each of the three and nine months ended September 30, 2020, as compared to the respective prior-year periods, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock) outstanding for the three and nine months ended September 30, 2020, was approximately $496.9 million and $487.2 million, respectively, as compared to approximately $420.9 million and $367.7 million for the respective prior-year periods. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the overall effective interest rate charged on our aggregate borrowings was 4.03% and 3.99% for the three and nine months ended September 30, 2020, respectively, as compared to 4.03% and 3.97% for the respective prior-year periods.
During each of the three and nine months ended September 30, 2020, we paid aggregate distributions on our Series A Term Preferred Stock (which distributions are treated similar to interest expense) of approximately $458,000 and $1.4 million, respectively. The same amounts were paid in each of the respective prior-year periods.
During each of the three and nine months ended September 30, 2020 and 2019, we recorded net losses on dispositions of real estate assets primarily due to the disposal of certain irrigation improvements on certain of our farms, partially offset by net gains recognized on the sale of irrigation pivots on two of our farms that were replaced.
The net property and casualty recovery recorded during the nine months ended September 30, 2020, and each of the three and nine months ended September 30, 2019, related to insurance recoveries received for certain irrigation improvements that were damaged due to natural disasters during 2019.
During the three and nine months ended September 30, 2020, we recognized (loss) income in an unconsolidated entity of approximately $(19,000) and $7,000, respectively. We acquired an interest in this entity during the three months ended September 30, 2019, during which period no income or loss was recognized.
During the three and nine months ended September 30, 2020, the aggregate dividends paid on our Series B Preferred Stock and Series C Preferred Stock increased over that of the respective prior-year periods due to additional shares issued and outstanding during each of the current-year periods. In addition, during the three and nine months ended September 30, 2020, we also wrote off approximately $44,000 of offering costs related to redemptions of our Series B Preferred Stock.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the New MetLife Facility), and issuances of additional equity securities. Our current available liquidity is approximately $57.9 million, consisting of approximately $33.7 million in cash on hand and, based on the current level of collateral pledged, approximately $24.2 million of availability under the MetLife Facility (subject to compliance with covenants).

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
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Net change in cash from:
Operating activities	$11,593	$13,902	$(2,309)	(16.6)%
Investing activities	(75,620)	(209,950)	134,330	(64.0)%
Financing activities	56,794	185,310	(128,516)	(69.4)%
Net change in Cash and cash equivalents	$(7,233)	$(10,738)	$3,505	(32.6)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities decreased for the nine months ended September 30, 2020, as compared to the prior-year period, primarily due to increases in the amounts of fees paid to our Adviser and interest payments made, partially offset by an early lease termination payment of approximately $3.0 million received from the outgoing tenant on four of our farms in Arizona and additional rental payments received from recent acquisitions during the nine months ended September 30, 2020. As of the date of this filing, with the exception of the aforementioned requests for short-term rent deferrals (both of which have since been paid), we have not received any additional requests from tenants seeking rent relief as a result of COVID-19. Further, we currently expect rental payments to generally continue to be paid on time for at least the foreseeable future. However, there can be no assurance that our business and financial and operational results will not be impacted by the COVID-19 pandemic or that we will be able to pay distributions to our stockholders in the future at the same rate, or at all.
Investing Activities
The decrease in cash used in investing activities during the nine months ended September 30, 2020, as compared to the prior-year period, was primarily due to a decrease in aggregate cash paid for acquisitions of new farms and capital improvements on existing farms during the nine months ended September 30, 2020, which was approximately $134.3 million less than the prior-year period.
Financing Activities
The decrease in cash provided by financing activities during the nine months ended September 30, 2020, as compared to the prior-year period, was primarily due to a decrease in net borrowings of approximately $95.0 million and less net cash proceeds from equity issuances (including the Series B Preferred Stock, the Series C Preferred Stock, and our common stock) of approximately $27.9 million for the nine months ended September 30, 2020, as compared to that of the prior-year period.
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
Farm Credit and Other Lenders
Since September 2014, we have closed on 39 separate loans with 11 different Farm Credit associations (for additional information on these associations, see Note 4, “Borrowings,” within the accompanying notes to our condensed consolidated financial statements). We also currently have borrowing relationships with several other agricultural lenders and are continuously reaching out to other lenders to establish prospective new relationships. While we do not have any additional availability under any of these programs based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with existing and new lenders in connection with certain potential new acquisitions in the future. In addition, we currently have one farm appraised at approximately $1.6 million that is unencumbered and eligible to be pledged as collateral.
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2020 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series B Preferred Stock(2)	1,229,531	$24.52	$30,148	$27,664
Series C Preferred Stock	624,057	24.88	15,525	14,197
Common Stock – Follow-on Offering(3)	1,897,500	14.40	27,324	26,094
Common Stock – ATM Program	979,945	14.94	14,638	14,491
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).

(2)Excludes share redemptions during the applicable time period.
(3)Includes the underwriters’ exercise of the full over-allotment option in connection with the offering.
Our 2020 Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our condensed consolidated financial statements) permits us to issue up to an aggregate of $1.0 billion in securities (including up to $650.0 million reserved for issuance of shares of the Series C Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $15.5 million of Series C Preferred Stock and approximately $40.9 million of common stock (including common stock issued to redeem OP Units) under the 2020 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any material off-balance sheet arrangements.
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
We calculate CFFO by adjusting FFO for the following items:

•Acquisition- and disposition-related expenses. Acquisition- and disposition-related expenses (including due diligence costs on acquisitions not consummated and certain auditing and accounting fees incurred that were directly related to completed acquisitions or dispositions) are incurred for investment purposes and do not correlate with the ongoing operations of our existing portfolio. Further, certain auditing and accounting fees incurred vary depending on the number and complexity of acquisitions or dispositions completed during the period. Due to the inconsistency in which these costs are incurred and how they have historically been treated for accounting purposes, we believe the exclusion of these expenses improves comparability of our operating results on a period-to-period basis.
Other adjustments. We will adjust for certain non-recurring charges and receipts and will explain such adjustments accordingly. We believe the exclusion of such non-recurring amounts improves comparability of our operating results on a period-to-period basis and will apply consistent definitions of CFFO for all prior-year periods presented to provide consistency and better comparability.
Further, we calculate AFFO by adjusting CFFO for the following items:

•Rent adjustments. This adjustment removes the effects of straight-lining rental income, as well as the amortization related to above-market lease values and lease incentives and accretion related to below-market lease values, other deferred revenue, and tenant improvements, resulting in rental income reflected on a modified accrual cash basis. In addition to these adjustments, we also modify the calculation of cash rents within our definition of AFFO to provide greater consistency and comparability due to the period-to-period volatility in which cash rents are received. To coincide with our tenants’ harvest seasons, our leases typically provide for cash rents to be paid at various points throughout the lease year, usually annually or semi-annually. As a result, cash rents received during a particular period may not necessarily be comparable to other periods or represent the cash rents indicative of a given lease year. Therefore, we further adjust AFFO to normalize the cash rent received pertaining to a lease year over that respective lease year on a straight-line basis, resulting in cash rent being recognized ratably over the period in which the cash rent is earned.
•Amortization of debt issuance costs. The amortization of costs incurred to obtain financing is excluded from AFFO, as it is a non-cash expense item that is not directly related to the operating performance of our properties.
•Other adjustments. We will adjust for certain non-cash charges and receipts and will explain such adjustments accordingly. We believe the exclusion of such non-cash amounts improves comparability of our operating results on a period-to-period basis and will apply consistent definitions of AFFO for all prior-year periods presented to provide consistency and better comparability.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and nine months ended September 30, 2020 and 2019 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$1,581	$523	$4,864	$804
Less: Aggregate dividends declared on Series B Preferred Stock and Series C Preferred Stock(1)	(2,405)	(1,161)	(6,793)	(2,655)
Net loss available to common stockholders and non-controlling OP Unitholders	(824)	(638)	(1,929)	(1,851)
Plus: Real estate and intangible depreciation and amortization	3,909	3,419	12,010	8,952
Plus: Losses on dispositions of real estate assets, net	195	134	861	154
Adjustments for unconsolidated entities(2)	5	—	13	—
FFO available to common stockholders and non-controlling OP Unitholders	3,285	2,915	10,955	7,255
Plus: Acquisition- and disposition-related expenses	43	119	110	272
Plus (less): Other receipts, net(3)	—	(11)	(37)	(2)
CFFO available to common stockholders and non-controlling OP Unitholders	3,328	3,023	11,028	7,525
Net rent adjustment	(437)	(226)	(852)	(265)
Plus: Amortization of debt issuance costs	194	161	559	461
Plus: Other noncash charges(4)	63	—	38	—
AFFO available to common stockholders and non-controlling OP Unitholders	3,148	2,958	10,773	7,721

Weighted-average common stock outstanding—basic and diluted	21,991,291	20,763,615	21,558,859	19,154,744
Weighted-average common non-controlling OP Units outstanding	16,452	222,494	175,981	217,857
Weighted-average total common shares outstanding	22,007,743	20,986,109	21,734,840	19,372,601

Diluted FFO per weighted-average total common share	$0.15	$0.14	$0.50	$0.37
Diluted CFFO per weighted-average total common share	$0.15	$0.14	$0.51	$0.39
Diluted AFFO per weighted-average total common share	$0.14	$0.14	$0.50	$0.40
(1)Includes (i) cash dividends paid on our Series B Preferred Stock and Series C Preferred Stock, (ii) the pro-rata write-off of offering costs related to shares of Series B Preferred Stock that were redeemed, and (iii) the value of additional shares of Series C Preferred Stock issued pursuant to the DRIP.
(2)Represents our pro-rata share of depreciation expense recorded in unconsolidated entities during the period.
(3)Consists primarily of property and casualty recoveries recorded, net of the cost of related repairs expensed, as a result of the damage caused to certain irrigation improvements by natural disasters on certain of our properties.
(4)Consists of (i) the pro-rata write-off of offering costs related to shares of the Series B Preferred Stock that were redeemed, which was a noncash expense, (ii) the amount of dividends on the Series C Preferred Stock paid via issuing new shares (pursuant to the DRIP), and (iii) our pro-rata share of income (loss) recorded from investments in unconsolidated entities during the period.
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

Per the Valuation Policy, our valuations are generally derived based on the following:
•For properties acquired within 12 months prior to the date of valuation, the purchase price of the property will generally be used as the current fair value unless overriding factors apply. In situations where OP Units are issued as partial or whole consideration in connection with the acquisition of a property, the fair value of the property will generally be the lower of: (i) the agreed-upon purchase price between the seller and the buyer (as shown in the purchase and sale agreement or contribution agreement and using the agreed-upon pricing of the OP Units, if applicable), or (ii) the value as determined by an independent, third-party appraiser.
•For real estate we acquired more than one year prior to the date of valuation, we determine the fair value either by relying on estimates provided by independent, third-party appraisers or through an internal valuation process. In addition, if significant capital improvements take place on a property, we will typically have those properties reappraised upon completion of the project by an independent, third-party appraiser. In any case, we intend to have each property valued by an independent, third-party appraiser via a full appraisal at least once every three years, with interim values generally being determined by either: (i) a restricted appraisal (a “desk appraisal”) performed by an independent, third-party appraiser, or (ii) our internal valuation process.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of September 30, 2020, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	17	9,916	9,257	$79,337	$79,038	8.1%
Third-party Appraisal(2)	106	82,685	66,323	781,453	891,843	91.9%
Total	123	92,601	75,580	$860,790	$970,881	100.0%
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.
(2)Appraisals performed between December 2019 and October 2020.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of September 30, 2020, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Range (Low - High)	Weighted Average
Land Value (per farm acre)	$678 – $127,436	$36,461
Market NOI (per farm acre)	$421 – $3,759	$1,993
Market Capitalization Rate	3.68% – 10.06%	4.70%
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of September 30, 2020, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended September 30, 2020, from the prior value basis as of June 30, 2020, is provided in the table below (dollars in thousands):

Total portfolio fair value as of June 30, 2020		$911,770
Plus: Acquisition of eight new farms during the three months ended September 30, 2020		39,179
Plus net value depreciation during the three months ended September 30, 2020:
28 farms valued via third-party appraisals	$19,932
Total net appreciation for the three months ended September 30, 2020		19,932
Total portfolio fair value as of September 30, 2020		$970,881

Management also determined fair values of all long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of September 30, 2020, was approximately $497.4 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $495.1 million. In addition, due to the short-term maturity of our Series A Term Preferred Stock (which has a mandatory redemption date of September 30, 2021), its carrying value (exclusive of unamortized offering costs) of approximately $28.8 million was deemed to approximate its fair value as of September 30, 2020. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series B Preferred Stock and Series C Preferred Stock to each be $25.00 per share as of September 30, 2020 (see Exhibits 99.1 and 99.2 to this Form 10-Q).
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
As of September 30, 2020, we estimate the NAV per common share to be $11.97. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$317,315
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(860,790)
Plus: estimated fair value of real estate holdings(2)	970,881
Net fair value adjustment for real estate holdings		110,091
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	523,882
Less: fair value of aggregate long-term indebtedness(3)(4)	(526,175)
Net fair value adjustment for long-term indebtedness		(2,293)
Estimated NAV		425,113
Less: aggregate fair value of Series B Preferred Stock and Series C Preferred Stock(5)		(159,407)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$265,706
Total common shares and OP Units outstanding(6)		22,204,906
Estimated NAV per common share and OP Unit		$11.97
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.
(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series A Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series A Term Preferred Stock was valued based on its closing stock price as of September 30, 2020.
(5)Valued at the securities’ respective liquidation values, as discussed above.
(6)Includes 22,204,906 shares of common stock and zero OP Units held by non-controlling OP Unitholders.
A quarterly roll-forward in the estimated NAV per common share for the three months ended September 30, 2020, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of June 30, 2020		$11.06
Less net loss available to common stockholders and non-controlling OP Unitholders		(0.04)
Plus net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.95
Net change in unrealized fair value of long-term indebtedness	0.04
Net change in valuations		0.99
Less distributions on common stock and non-controlling OP Units		(0.13)
Plus net accretive effect of equity issuances		0.09
Estimated NAV per common share and non-controlling OP Unit as of September 30, 2020		$11.97
(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) an increase of $0.91 per share due to the net appreciation in value of the farms that were valued during the three months ended September 30, 2020, (ii) an increase of $0.18 per share due to the aggregate depreciation and amortization expense recorded during the three months ended September 30, 2020, and (iii) a decrease of $0.14 per share due to capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $11.97 as of September 30, 2020, based on the calculation above, the closing price of our common stock on September 30, 2020, was $15.02 per share.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of the date of this filing, the outbreak of a novel and highly contagious form of coronavirus (“COVID-19”), which the World Health Organization has declared a Public Health Emergency of International Concern, is continuing. The outbreak of COVID-19 has resulted in numerous deaths, adversely impacted global commercial activity, and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak continues to evolve, and many countries reacted by instituting quarantines, prohibitions on travel, and the closure of offices, businesses, schools, retail stores, and other public venues. Businesses also implemented similar precautionary measures. Global recessionary conditions are currently expected for the remainder of 2020 as a direct result of the COVID-19 pandemic, although the actual impact and duration are unknown. Much of the United States economy has reopened or is in the process of reopening, but, at the same time, the pandemic is intensifying in many areas of the country. Accordingly, some jurisdictions have rolled back reopening plans, and more widespread reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations remains a possibility. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, continue to create significant disruption in supply chains and economic activity and have had and are likely to continue to have a particularly adverse impact on transportation, hospitality, tourism, entertainment, and other industries. As COVID-19 continues to spread, the potential impacts are increasingly uncertain and difficult to assess.

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

4.5	Form of Indenture, incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 333-236943), filed on March 6, 2020.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series B Cumulative Redeemable Preferred Stock as of September 30, 2020 (filed herewith).
99.2	Estimated Value Methodology for Series C Cumulative Redeemable Preferred Stock as of September 30, 2020 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: November 4, 2020	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: November 4, 2020	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors