Form 10-K
period 2020-12-31
GLADSTONE LAND Corp
filed 2021-02-24
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number: 001-35795
GLADSTONE LAND CORPORATION
(Exact name of registrant as specified in its charter)

Maryland		54-1892552
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1521 Westbranch Drive,	Suite 100
McLean,	Virginia	22102
(Address of principal executive offices)		(Zip Code)
(703) 287-5800
Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LAND	The Nasdaq Stock Market, LLC
6.00% Series B Cumulative Redeemable Preferred Stock, $0.001 par value per share	LANDO	The Nasdaq Stock Market, LLC
5.00% Series D Cumulative Term Preferred Stock, $0.001 par value per share	LANDM	The Nasdaq Stock Market, LLC
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2020, based on the closing price on that date of $15.86 per share on the Nasdaq Global Market, was approximately $301.0 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been deemed to be affiliates.
The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 23, 2021, was 26,743,167.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2021, relating to the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE LAND CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2020

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this Annual Report on Form 10-K (the “Form 10-K”) and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans, and strategies, anticipated events, or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our business, financial condition, results of operations (including funds from operations, core funds from operations, and adjusted funds from operations (each a non-GAAP financial measure and each as defined herein)), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future, the impact of public health issues, such as the ongoing global pandemic of novel strains of the coronavirus (“COVID-19”), social or political unrest and safety concerns, and other matters. Words such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors, some of which are beyond our control, that are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted by such forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:
•our business strategy;
•developments related to the COVID-19 pandemic, including the time it will take for vaccines to be broadly distributed in the United States and the rest of the world and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic;
•our ability to implement our business plan, including our ability to continue to expand both geographically and by crop type;
•pending and future transactions;
•our projected operating results;
•our ability to obtain future financing arrangements on favorable terms;
•estimates relating to our future distributions;
•estimates regarding potential rental rate increases and occupancy rates;
•our understanding of our competition and our ability to compete effectively;
•market and industry trends;
•estimates of future operating expenses, including payments to our Adviser and Administrator (each as defined herein) under the terms of our 2020 Advisory Agreement and our Administration Agreement (each as defined herein), respectively;
•our compliance with tax laws, including our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes;
•the impact of technology on our operations and business, including the risk of cyberattacks, cyberliability, or potential liability for breaches of our privacy or information security systems;
•projected capital expenditures;
•our ability to redeem the Series D Term Preferred Stock (as defined herein); and
•use of proceeds and availability of our lines of credit, long-term borrowings, current and future stock offerings, and other future capital resources, if any.
Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changes to our assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:
•adverse effects of the COVID-19 pandemic on our business, results of operations, liquidity, and financial condition;
•our ability to successfully complete pending and future property acquisitions;
•general volatility of the capital markets and the market price of our capital stock;
•failure to maintain our qualification as a REIT and risks of changes in laws that affect REITs;
•risks associated with negotiation and consummation of pending and future transactions;
•changes in our business and investment strategy;
•the adequacy of our cash reserves and working capital;

•our failure to successfully integrate and operate acquired properties and operations;
•defaults upon or non-renewal of leases by tenants;
•decreased rental rates or increased vacancy rates;
•the degree and nature of our competition, including other agricultural REITs;
•availability, terms, and deployment of capital, including the ability to maintain and borrow under our line of credit, arrange for long-term mortgages on our properties, and raise equity capital;
•our Adviser’s and our Administrator’s ability to identify, hire, and retain highly-qualified personnel in the future;
•changes in the environment, our industry, interest rates, or the general economy;
•changes in real estate and zoning laws and increases in real property tax rates;
•changes in governmental regulations, tax rates, and similar matters;
•the impact of COVID-19 and other health emergencies on the economy and the capital markets, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties;
•environmental liabilities for certain of our properties and uncertainties and risks related to natural disasters or climactic changes impacting the regions in which our tenants operate; and
•the loss of any of our key officers, such as Mr. David Gladstone, our chairman, president, and chief executive officer, Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, or Mr. Lewis Parrish, our chief financial officer and assistant treasurer.
Summary Risk Factors
Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors” beginning on page 14 of this Annual Report together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the United States Securities and Exchange Commission (“SEC”) for a more detailed discussion of the principal risks (as well as certain other risks) that you should carefully consider before deciding to invest in our securities.
•Our real estate portfolio is concentrated across a limited number of states, which subjects us to an increased risk of significant loss if adverse weather, economic, or regulatory changes or developments in the markets in which our properties are located.
•We currently lease many of our properties to medium-sized, independent farming operations and agricultural businesses, which may have limited financial and personnel resources and, therefore, may be less stable than larger companies, which could impact our ability to generate rental revenue.
•Some of our tenants may be unable to pay rent, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of your investment.
•Our investments in farms subject to leases with a participation rent component based on the annual gross revenues earned on the respective farm means that a portion of our cash flow is exposed to various risks, including risks related to declining crop prices and lower-than-average crop production, which could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders.
•Our real estate investments will consist of agricultural properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations, either of which would adversely affect returns to stockholders.
•Our operating results and the value of our properties may be impacted by future climate changes, adversely impacting the value of our properties and our ability to generate rental revenue.
•We may not be able to raise sufficient capital or borrow money in sufficient amounts or on sufficiently favorable terms necessary to attain the optimal degree of leverage to operate our business, which may have an adverse effect on our operations and ability to pay distributions.
•Interest rate fluctuations may adversely affect our results of operations.
•Our Adviser is not obligated to provide a waiver of the incentive fee, which could negatively impact our earnings and our ability to maintain our current level of, or increase, distributions to our stockholders.
•Certain provisions contained in our charter and bylaws and under Maryland law may prohibit or restrict attempts by our stockholders to change our management and hinder efforts to effect a change of control of us, and the market price of our common stock may be lower as a result.
•We may not have sufficient earnings and profits to pay distributions on the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, or common stock to be treated as dividends.
•We may not be able to maintain our qualification as a REIT for federal income tax purposes, which would subject us to federal income tax on our taxable income at regular corporate rates, thereby reducing the amount of funds available for paying distributions to stockholders.
•Investments in our common stock may not be suitable for pension or profit-sharing trusts, Keogh Plans, or individual retirement accounts, or IRAs.

•If our Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income may be subject to taxation.
•We may have conflicts of interest with our Adviser and other affiliates, which could result in investment decisions that are not in the best interests of our stockholders.
•Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations or the operations of businesses in which we invest, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our business, financial condition, and operating results.
•We are dependent upon our key management personnel for our future success, particularly David Gladstone, Terry Lee Brubaker, and Lewis Parrish.
•Our business may be adversely affected by the ongoing coronavirus outbreak.
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
Overview
We are an externally-managed, agricultural REIT that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 137 farms comprised of 101,079 acres across 13 states in the U.S., as well as several farm-related facilities.
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
Upon the pricing of our initial public offering (the “IPO”), on January 29, 2013, our shares of common stock began trading on the Nasdaq Global Market (“Nasdaq”) under the symbol “LAND.” Our shares of 6.00% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) are traded on Nasdaq under the symbol “LANDO.” In addition, we have registered our 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”). The Series C Preferred Stock is not listed on a national securities exchange, and there is currently no public market for shares of the Series C Preferred Stock. Our newly-designated 5.00% Series D Cumulative Term Preferred Stock (the “Series D Term Preferred Stock”) trades on Nasdaq under the symbol “LANDM.”
Historically, our farmland has predominantly been concentrated in locations where tenants are able to grow fresh produce annual row crops (e.g., certain berries and vegetables), which are typically planted and harvested annually. However, since our IPO, we have diversified the variety of crops grown on our farms, and we now also own farms that grow permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes) and, to a much lesser extent, farms that grow commodity crops (e.g., corn and beans). We also own several farm-related facilities that are necessary to the farming operations on the underlying farmland, such as cooling facilities, packinghouses, processing facilities, and various storage facilities. While our focus will continue to be on farmland growing either fresh produce annual row crops or permanent crops, in the future, we expect to acquire more farmland that grows commodity crops on a selective basis, as well as more farm-related facilities.
We conduct substantially all of our business activities through an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure, by which all of our properties are held, directly or indirectly, by Gladstone Land Limited Partnership (the “Operating Partnership”). We control the sole general partner of the Operating Partnership and currently own, directly or indirectly, 100.0% of the common units of limited partnership interest in the Operating Partnership (“OP Units”). We have in the past, and may in the future, offer equity ownership in our Operating Partnership by issuing additional OP Units to farmland owners in consideration for acquiring their farms. See “Our Investment Process—Types of Investments” below for additional information regarding OP Units.
We are managed by our external adviser, Gladstone Management Corporation (the “Adviser”), and Gladstone Administration, LLC (the “Administrator”), provides administrative services to us. Both our Adviser and our Administrator are affiliates of ours and each other.
Our Investment Objectives and Our Strategy
Our principal business objective is to maximize stockholder returns through a combination of: (i) monthly cash distributions to our stockholders, which we hope to sustain and increase through long-term growth in cash flows from increased rents; (ii) appreciation of our land; and (iii) capital gains derived from the sale of our properties. Our primary strategy to achieve our business objective is to invest in and further diversify our current portfolio of primarily triple-net-leased farmland and farm related properties. In addition, we may also acquire certain commercial properties used by businesses that support agricultural communities, including those businesses which obtain financing under the U.S. Farm Credit System. This strategy includes the following components:
•Owning Farms, Farm-Related Real Estate, and Real Estate used by Businesses that Support Farming Communities for Income.  We own and intend to primarily acquire additional farms and farm-related properties and lease them to independent and corporate farming operations, including sellers who desire to continue farming the land after we acquire the property from them. We may also acquire commercial properties used by businesses that support farming communities, including those businesses that obtain financing under the U.S. Farm Credit System. Such businesses may include, but are not limited to, farmer-owned cooperatives, rural infrastructure providers, and other agribusinesses. We intend to hold most acquired properties for many years and to generate stable and increasing rental income from leasing these properties.
•Owning Farms, Farm-Related Real Estate, and Real Estate used by Businesses that Support Farming Communities for Appreciation.  We intend to lease acquired properties over the long term. However, from time to time, we may sell one or more properties if we believe it to be in the best interests of our stockholders and best to maintain the overall value of our portfolio. Potential purchasers may include real estate developers desiring to develop the property, financial purchasers seeking to acquire property for investment purposes, or farmers who have operated or seek to operate the land. Accordingly, we will seek to acquire properties that we believe have potential for long-term appreciation in value.
•Continue Expanding our Operations Geographically.  Our properties are currently located in 13 states across the U.S., and we expect that we will acquire properties in other farming regions of the U.S. in the future. While our primary regions of focus are the Pacific West and the Southeastern regions of the U.S., we believe other regions of the U.S., such as the Pacific Northwest and Mid-Atlantic regions, offer attractive locations for expansion, and, to a lesser extent, we also expect to seek farmland acquisitions in certain regions of the Midwest on a select, opportunistic basis, as well as other areas in the U.S.
•Continue Expanding our Crop Varieties. Currently, the majority of tenants who farm our properties grow either annual row crops dedicated to fresh produce, such as berries (e.g., strawberries and raspberries) and fresh vegetables (e.g., tomatoes, lettuce, and bell peppers) or certain permanent crops (e.g., almonds, pistachios, blueberries, and wine grapes). To a lesser extent, we also own farms growing certain commodity crops (e.g., corn and beans). We will seek to continue our recent expansion into other permanent crops and, to a lesser extent, commodity crops, while maintaining our focus on annual row-crop farms growing fresh produce and farms growing certain permanent crops.
•Using Leverage.  To maximize our number of investments, we intend to borrow through loans secured by long-term mortgages on our properties, and we may also borrow funds on a short-term basis or incur other indebtedness.
•Owning Mortgages on Farms and Farm-Related Real Estate.  In certain circumstances, we may make senior secured first lien mortgage loans (secured by farms or farm-related real estate) to farmers for the purchase of farmland, properties related to farming and for other farm related needs. We do not expect that, over time, our mortgages held will exceed 5.0% of the fair value of our total assets.
We intend to acquire more farmland and farm-related properties in our regions of focus that is already or will be leased to farmers, and we expect that most of our future tenants will be independent or corporate farming and business operations that are all unrelated to us. We intend to continue to lease the majority of our farms and farm-related facilities on a triple-net lease basis to tenants who sell their products through national corporate marketers-distributors. We may also acquire and lease commercial properties used by businesses that support farming communities. We expect to continue to earn rental income from our real estate assets.
Our Investment Process
Types of Investments
We expect that substantially all of our investments will continue to be comprised of income-producing agricultural real property, and we expect that the majority of our leases will continue to be structured as triple-net leases. We may also acquire properties used by businesses that support farming communities. Investments will not be restricted as to geographical areas, but we expect that most of our investments in farmland real estate will continue to be made within the U.S. Currently, our properties are located across 13 states in the U.S.
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
Property Acquisitions and Leasing
We anticipate that many of the farms and farm-related facilities we purchase will be acquired from independent farmers or agricultural companies and that they will simultaneously lease the properties back from us. These transactions will provide the tenants with an alternative to other financing sources, such as borrowing, mortgaging real property, or selling securities. We anticipate that some of our transactions will be in conjunction with acquisitions, recapitalizations, or other corporate transactions affecting our tenants. We also expect that many of the farms and farm-related facilities we acquire will be purchased from owners who do not farm the property but rather lease the property to other tenant-farmers. In situations such as these, we intend to have a lease in place prior to or simultaneously with acquiring the property. For a discussion of the risks associated with leasing property to leveraged tenants, see “Risk Factors—Risks Relating to Our Business and Operations—Some of our tenants may be unable to pay rent, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of your investment.”
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
We believe that we can acquire farmland that we will be able to lease at annual rental rates providing net capitalization rates generally ranging from 5% to 7% or more of the properties’ market values. However, there can be no assurance that we will be able to achieve this level of rental rates. Since rental contracts in the farming business for annual row crops are customarily short-term agreements, rental rates are typically renegotiated regularly to then-current market rates.
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
Our Adviser works with real estate contacts in agricultural markets throughout the U.S. to assess available properties and farming areas. We believe that our Adviser is experienced in selecting valuable farmland and will use this expertise to identify promising properties. The following is a list of important factors in our selection of farmland:
•Water availability.  Availability of water is essential to farming. We seek to purchase properties with ample access to water through an operating well on site or rights to use a well or other source that is located nearby. Additionally, we may, in the future, consider acquiring properties that rely on rainfall for water if the tenant on that property mitigates the drought risk by purchasing drought insurance. Typically, leases on properties that would rely on rainfall would be longer term in nature.
•Soil composition. In addition to water, for farming efforts to be successful, the soil must be suitable for growing crops. We will not buy or finance any real property that does not have soil conditions that we believe are favorable for growing the crops farmed on the property, except to the extent that a portion of an otherwise suitable property, while not favorable for growing the crops farmed on the property, may be utilized to build structures used in the farming business, such as cooling facilities, packinghouses, distribution centers, greenhouses, and storage facilities.
•Location. Farming also requires optimal climate and growing seasons. We typically seek to purchase properties in locations that take advantage of climate conditions that are needed to grow fresh produce row crops. We intend to continue to expand throughout the U.S. in locations with productive farmland and financially sound tenant-farmers.
•Price.  We intend to purchase and finance properties that we believe are a good value and that we will be able to rent profitably for farming over the long term. Generally, the closer a property is located to urban developments, the higher the value of the property. As a result, properties that are currently located in close proximity to urban developments are likely to be too expensive to justify farming over an extended period of time, and, therefore, we are unlikely to invest in such properties.
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
Our Adviser will also physically inspect each property and the real estate surrounding it to estimate its value. Our Adviser’s due diligence will be primarily focused on valuing each property independent of its rental value to particular tenants to whom we plan to rent. The real estate valuations our Adviser performs will consider one or more of the following items:
•The comparable value of similar real property in the same general area of the prospective property, to the extent possible.
•The comparable real estate rental rates for similar properties in the same general area of the prospective property.
•Alternative uses for the property to determine if there is another use for the property that would give it higher value, including potential future conversion to urban or suburban uses, such as commercial or residential development.
•The assessed value as determined by the local real estate taxing authority.
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
Underwriting the Tenant, Due Diligence Process, and Negotiating Lease Provisions
In addition to property selection, underwriting the tenant that will lease the property is also an important aspect of our investment process. Our Adviser will evaluate the creditworthiness of the tenant and assess its ability to generate sufficient cash flow from its agricultural operations and other business operations, as applicable, to cover its payment obligations to us pursuant to our lease. The following is a list of criteria that our Adviser may consider when evaluating potential tenants for our properties, although not all criteria may be present for each lease:
•Experience.  We believe that experience is the most significant characteristic when determining the creditworthiness of a tenant. Therefore, we seek to rent our properties to farmers that have an extensive track record of farming their property and particular crops successfully and, in some cases, to other tenants with meaningful management experience and a strong operating history.
•Financial Strength.  We evaluate each potential tenant’s financial stability, considering factors such as its rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure, as applicable. We primarily seek to rent to farming operations that have financial resources to invest in planting and harvesting their crops. We generally require annual financial statements of new tenants to evaluate the financial capability of the tenant and its ability to perform its obligations under the lease.
•Adherence to Quality Standards.  We seek to lease our properties to those farmers that are committed to farming in a manner that will generate high-quality crops. We intend to identify such commitment through their track records of selling produce into established distribution chains and outlets.
•Lease Provisions that Enhance and Protect Value. When appropriate, our Adviser attempts to include lease provisions that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include, for example, requiring the tenant to meet operational or financial covenants or to indemnify us against environmental and other contingent liabilities. We believe that these provisions serve to protect our investments from adverse changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. Our Adviser generally also seeks covenants requiring tenants to receive our consent prior to any change in control of the tenant.
•Credit Enhancement. To mitigate risk and enhance the likelihood of tenants satisfying their lease obligations, our Adviser may also seek cross-default provisions if a tenant has multiple obligations to us or seek a letter of credit or a guaranty of lease obligations from each tenant’s corporate affiliates, if any. We believe that these types of credit enhancements, if obtained, provide us with additional financial security.
•Diversification. Our Adviser will seek to diversify our portfolio to avoid dependence on any one particular tenant, geographic location, facility type or crop type. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single underperforming investment or a downturn in any particular geographic region. Many of the areas in which we purchase or finance properties are likely to have their own microclimates and, although they appear to be in close proximity to one another, generally will not be similarly affected by weather or other natural occurrences at the same time. We currently own properties in 13 different states across the U.S., and over time, we expect to expand our geographic focus to other areas of the Southeast, Pacific Northwest, Midwest, and Mid-Atlantic. We will also attempt to continue diversifying our portfolio of properties by seeking additional farmland that grows permanent crops and commodity crops, while maintaining our current focus of owning and leasing farmland that grows fresh produce annual row crops. Refer to Note 3, “Real Estate and Intangibles Assets,” in the accompanying notes to our consolidated financial statements for a summary of our portfolio diversification and concentrations.
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
Investment Limitations
There are numerous limitations on the manner in which we may invest our funds. We have adopted a policy that without the permission of our Board of Directors, we will not:
•invest 50% or more of our total assets in a single property at the time of investment;
•invest in real property owned by our Adviser, any of its affiliates or any entity in which our Adviser or any of its affiliates have invested;
•invest in commodities or commodity futures contracts, with this limitation not being applicable to futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in properties and making mortgage loans;
•invest in contracts for the sale of real estate unless the contract is in recordable form and is appropriately recorded in the chain of title;
•issue equity securities on a deferred payment basis or other similar arrangement;
•grant warrants or options to purchase shares of our stock to our Adviser or its affiliates;

•engage in trading, as compared with investment activities, or engage in the business of underwriting, or the agency distribution of, securities issued by other persons;
•invest more than 5% of the value of our assets in the securities of any one issuer if the investment would cause us to fail to maintain our qualification as a REIT;
•invest in securities representing more than 10% of the outstanding securities (by vote or value) of any one issuer if the investment would cause us to fail to maintain our qualification as a REIT; or
•acquire securities in any company holding investments or engaging in activities prohibited in the foregoing clauses.
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
We have adopted a policy that, without the approval of a majority of our independent directors, we will not:
•acquire from or sell to any of our officers or directors, the employees of our Adviser or Administrator, or any entity in which any of our officers, directors, or such employees has an interest of more than 5%, any assets or other property;
•borrow from any of our directors or officers, the employees of our Adviser or Administrator, or any entity in which any of our officers, directors, or such employees has an interest of more than 5%; or
•engage in any other transaction with any of our directors or officers, the employees of our Adviser or Administrator, or any entity in which any of our directors, officers, or such employees has an interest of more than 5%.
Consistent with the provisions of the Sarbanes-Oxley Act of 2002, we will not extend credit, or arrange for the extension of credit, to any of our directors and officers. Under the Maryland General Corporation Law, a contract or other transaction between us and one of our directors or officers or any other entity in which one of our directors or officers is also a director or officer or has a material financial interest is not void or voidable solely on the grounds of the common directorship or interest, the fact that the director or officer was present at the meeting at which the contract or transaction was approved or the fact that the director’s vote was counted in favor of the contract or transaction if:
•the material facts relating to the common directorship or interest and as to the transaction are disclosed to our Board of Directors or a committee of our Board, and our Board or the committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the directors not interested in the contract or transaction, even if the disinterested directors do not constitute a quorum of the Board or committee;
•the fact of the common directorship or interest is disclosed to our stockholders entitled to vote on the contract or transaction, and the contract or transaction is approved or ratified by a majority of the votes cast by the stockholders entitled to vote on the matter, other than shares owned of record or beneficially by the interested director, corporation or entity; or
•the contract or transaction is fair and reasonable to us as of the time authorized, approved or ratified by the Board of Directors, a committee or the stockholders.
Our policy also prohibits us from purchasing any real property from, or co-investing in any real property with, our Adviser, any of its affiliates, or any business in which our Adviser or any of its subsidiaries have invested. If we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek approval of our independent directors.
Our Adviser and Administrator
We are externally managed by our Adviser. The officers, directors, and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We have entered into an investment advisory agreement with our Adviser, which was most recently amended and restated on January 14, 2020 (the “2020 Advisory Agreement”), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis, and for identifying, evaluating, negotiating, and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time.
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
Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington D.C., and our Adviser also has offices in several other states. Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Our Adviser and Administrator,” for a detailed discussion on the fee structure of each of the Adviser and Administrator.
Adviser Duties and Authority under the 2020 Advisory Agreement
Under the terms of the 2020 Advisory Agreement, our Adviser is required to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors. In performing its duties, our Adviser, either directly or indirectly by engaging an affiliate:
•finds, evaluates, presents, and recommends to us a continuing series of real estate investment opportunities consistent with our investment policies and objectives;
•provides advice to us and acts on our behalf with respect to the negotiation, acquisition, financing, refinancing, holding, leasing, and disposition of real estate investments;
•enters into contracts to purchase real estate on our behalf in compliance with our investment procedures, objectives, and policies, subject to approval of our Board of Directors, where required;
•takes the actions and obtains the services necessary to effect the negotiation, acquisition, financing, refinancing holding, leasing, and disposition of real estate investments; and
•provides day-to-day management of our real estate activities and other administrative services.
Our Board of Directors has authorized our Adviser to make investments in any property on our behalf without the prior approval of our Board if the following conditions are satisfied:
•our Adviser has determined that the total cost of the property does not exceed its determined value; and
•our Adviser has provided us with a representation that the property, in conjunction with our other investments and proposed investments, is reasonably expected to fulfill our investment objectives and policies as established by our Board of Directors then in effect.
The actual terms and conditions of transactions involving investments in properties shall be determined in the sole discretion of our Adviser, subject at all times to compliance with the foregoing requirements. Some types of transactions, however, will require the prior approval of our Board of Directors, including a majority of our independent directors, including, but not limited to, the following:
•any acquisition which at the time of investment would have a cost exceeding 50% of our total assets; and
•transactions that involve conflicts of interest with our Adviser (other than reimbursement of expenses in accordance with the 2020 Advisory Agreement).
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

Gladstone Securities
Gladstone Securities, LLC (“Gladstone Securities”) is a privately-held broker-dealer and a member of the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by David Gladstone, our chairman, chief executive officer, and president. Mr. Gladstone also serves on the board of managers of Gladstone Securities. In addition, Michael LiCalsi, our General Counsel and Secretary, serves in several capacities for Gladstone Securities, serving as Chief Legal Officer, Secretary, and a member of its board of managers since 2010 and a managing principal since 2011.
Financing Arrangement Agreement
On April 11, 2017, we entered into an agreement with Gladstone Securities, effective beginning with the three months ended June 30, 2017, for it to act as our non-exclusive agent to assist us with arranging financing for our properties (the “Financing Arrangement Agreement”). Pursuant to the agreement, we pay Gladstone Securities a financing fee in connection with the services it provides to us for securing financing on our properties. Refer to Note 6, “Related-Party Transactions—Gladstone Securities,” for a discussion of the fees to be paid to Gladstone Securities pursuant to the Financing Arrangement Agreement.
Dealer-Manager Agreements
In connection with the continuous public offering of our Series B Preferred Stock (which offering was completed in March 2020) and our Series C Preferred Stock, we entered into certain dealer-manager agreements with Gladstone Securities, whereby Gladstone Securities served or serves, as appropriate, as our exclusive dealer-manager. Pursuant to each of these dealer-manager agreements, Gladstone Securities provided or provides certain sales, promotional, and marketing services to us in connection with the offering of the respective stock. Refer to Note 6, “Related-Party Transactions—Gladstone Securities,” for a discussion of the fees and commissions paid to Gladstone Securities pursuant to each of these dealer-manager agreements.
Human Capital Management
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the 2020 Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or executive officer, or both, of each our Adviser and our Administrator. We expect that approximately 15 to 20 full-time employees of our Adviser and our Administrator will spend substantial time on our matters during the 2021 calendar year. Our CFO, accounting team, and the employees of our Adviser who manage our assets and investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase and the number of our Adviser’s employees working out of local offices, if any, where we buy land will also increase.
As of December 31, 2020, our Adviser and our Administrator, collectively, had 67 full-time employees. A breakdown thereof is summarized by functional area in the table below:

Number of Individuals	Functional Area
13	Executive Management
36	Investment Management, Portfolio Management, and Due Diligence
18	Administration, Accounting, Compliance, Human Resources, Legal, and Treasury
The Adviser and the Administrator aim to attract and retain capable advisory and administrative personnel, respectively, by offering competitive base salaries and bonus structure and by providing employees with appropriate opportunities for professional development and growth.
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
COVID-19

The extent to which the COVID-19 pandemic may impact our business, financial condition, liquidity, results of operations, funds from operations, or prospects will depend on numerous evolving factors that we are not be able to predict at this time, including the duration and long-term scope of the pandemic; the adequate production and distribution of vaccinations; governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; the effect on our tenants and their farming operations; the ability of our tenants to make their rental payments; any closures of our tenants’ operations; and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders. Any of these events could materially adversely impact our business, financial condition, liquidity, results of operations, funds from operations, or prospects.
During 2020, we granted short-term rent extensions to two tenants who owed semi-annual rental payments totaling approximately $340,000. Additional time was granted to these tenants due to delays in payments owed to them from their respective processors, which were primarily caused by the strict government-mandated lockdowns in the state of Michigan in response to COVID-19. These rental payments were collected in full during the year ended December 31, 2020, and we have not received any further requests from tenants seeking relief as a result of COVID-19; however, no assurances can be made that we will not receive additional rent deferral or modification requests in the future.
Government Regulations
We own, manage, acquire, and develop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the jurisdictions where our properties are located, which may differ among jurisdictions. In response to the COVID-19 pandemic, federal governmental authorities, as well as state and local governmental authorities in jurisdictions where our properties are located, may implement laws and regulations which impact our ability to operate our business, or those of our tenants, in the ordinary course. Such regulations, along with the COVID-19 pandemic in general, may materially affect our results of operations for the year ending December 31, 2021. Otherwise, we do not expect that compliance with the various laws and regulations we are subject to will have a material effect on our capital expenditures, results of operations and competitive position for the year ending December 31, 2021, as compared to prior periods
Additionally, as an owner of real estate, we are subject to various federal, state, and local environmental laws, regulations, and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance at our properties. Environmental laws often impose liability without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants, and the costs of any required investigation or cleanup of these substances could be substantial. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage or adversely affect our ability to lease the real property or to borrow using the real estate as collateral.
These and other risks related to governmental regulation and environmental matters are described in more detail in Item 1A, “Risk Factors.”
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
An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information as an investor and/or prospective investor in our securities. The risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impact our business operations. If any of these risks occur, our business prospects, financial condition, or results of operations could suffer, the market price of our capital stock could decline, and you could lose all or part of your investment in our capital stock.
Risks Relating to Our Business and Operations
Our real estate portfolio is concentrated across a limited number of states, which subjects us to an increased risk of significant loss if adverse weather, economic, or regulatory changes or developments in the markets in which our properties are located.
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
On a limited basis, we have invested in certain properties requiring further development before reaching commercial productivity, such as the development of an almond orchard, or in properties with immature permanent plantings. Such investments, and any future investments in property developments, involves risks that are different and, in most cases, greater than the risks associated with our acquisition of fully-developed and commercially-productive farms. In addition to the risks associated with real estate investments in general, as described elsewhere in this Form 10-K, the risks associated with our development farms include, among other things:
•significant time lag between commencement of development and commercial productivity for permanent crop development farms subjects us to greater risks due to fluctuations in the general economy and adverse weather conditions;
•expenditure of money and time on development that may not be completed;
•inability to achieve rental rents per acre at newly-developed farms to make the properties profitable;
•higher than estimated costs, including labor and planting, irrigation or other related costs; and
•possible delays in development due to a number of factors, including weather, labor disruptions, regulatory approvals, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes, or floods).
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
We expect that single tenants will continue to occupy most of our farms, and, therefore, the success of our investments will continue to be materially dependent on the financial stability of these tenants. Some of our tenants may have been recently restructured using leverage acquired in a leveraged transaction, may otherwise be subject to significant debt obligations, or may have been adversely impacted by the COVID-19 pandemic. Tenants that are subject to significant debt obligations may be unable to make their rent payments if there are adverse changes in their businesses or in general economic conditions. Tenants that have been impacted adversely through the COVID-19 pandemic may not be able to make timely rental payments due to government-mandated lockdowns or other measures taken to address the pandemic. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries. In situations where management of the tenant will change after a transaction, it may be difficult for our Adviser to determine with certainty the likelihood of the tenant’s business success and of it being able to pay rent throughout the lease term. These companies are more vulnerable to adverse conditions in their businesses or industries and economic conditions generally, as well as to increases in interest rates. In addition, these companies’ revenues and expenses may fluctuate according to the growing season, which may impact their ability to make regular lease payments.
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
To lease the cropland that we intend to acquire, these properties will require access to sufficient water to make them suitable for farming. Additionally, the ability of our current tenants to be able to make their rental payments is also dependent upon sufficient access to water. Although we expect to acquire properties with sufficient water access, should the need arise for additional wells from which to obtain water, we would be required to obtain permits prior to drilling such wells. Permits for drilling water wells are required by state and county regulations, and such permits may be difficult to obtain due to the limited supply of water in areas where we expect to acquire properties, such as the farming regions of California. Similarly, our properties may be subject to governmental regulations relating to the quality and disposition of rainwater runoff or other water to be used for irrigation. In such case, we could incur costs necessary to retain this water. If we are unable to obtain or maintain sufficient water supply for our properties, our ability to lease them for farming would be seriously impaired, which would have a material adverse impact on the value of our assets and our results of operations. If, in the future, we invest in farmland that depends upon rain water rather than local water access, our tenants on that farmland may be susceptible to extended droughts, and any failure on the part of such tenants to procure adequate drought insurance would impact the ability of such tenants to make rental payments, which would have a material adverse impact on our ability to generate returns on our properties.

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
To maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs, including property acquisitions, from retained earnings. Therefore, we may acquire additional capital from the issuance of securities senior to our common shares, including borrowings or other indebtedness, preferred shares (such as our Series B Preferred Stock, Series C Preferred Stock, or Series D Term Preferred Stock) or the issuance of other securities. This capital may not be available on favorable terms or at all. Our access to additional capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings.
To the extent we issue debt securities, other instruments of indebtedness or additional preferred stock or borrow additional money from banks or other financial institutions, we will be additionally exposed to risks associated with leverage, including increased risk of loss. If we issue additional preferred securities that rank senior to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences, or privileges, economic and otherwise, more favorable than those of our common shares and our currently-designated preferred securities (including our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock), and the issuance of such preferred securities could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for common stockholders.
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
We currently have various borrowing facilities in place that are secured by certain of our farms. As of December 31, 2020, our total borrowings were secured by the majority of the farms we owned as of that date. If we are unable to make our debt payments as required, either under our current credit facilities or any future facilities, a lender could foreclose on certain of the properties securing its loan. This could cause us to lose part or all of our investment in the property, which in turn could cause the value of our common stock, Series B Preferred Stock, Series C Preferred Stock, or Series D Term Preferred Stock or the distributions to our stockholders to be reduced or delayed.
As we consider additional debt financing from third-party lenders, our assets may become highly leveraged, which may result in losses.
There is no limitation imposed by our charter or bylaws on our borrowings. An increased amount of leverage may expose us to cash flow problems if rental income decreases. Under those circumstances, in order to pay our debt obligations, including distribution and dividend payments to shareholders, we might be required to sell properties at a loss or be unable to make distributions or decrease distributions to our stockholders. A failure to pay amounts due to lenders or redeem shares of our Series D Term Preferred Stock under the mandatory redemption requirement may result in a default on our obligations and result in certain penalties, such as increased interest rates. Additionally, our degree of leverage could adversely affect our ability to obtain additional financing and may have an adverse effect on the public market price of shares of our publicly-traded common stock, Series B Preferred Stock, and Series D Term Preferred Stock.
We face a risk from the fact that certain of our properties are cross-collateralized.
As of December 31, 2020, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized or cross-defaulted with such mortgage note. Such a default may adversely affect our financial condition, results of operations and ability to pay distributions to our stockholders.
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
We intend to purchase agricultural properties and will be subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could subject us to:
•responsibility and liability for the cost of removal or remediation of hazardous substances released on our properties, which may include herbicides and pesticides, generally without regard to our knowledge of or responsibility for the presence of the contaminants;
•liability for the costs of removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of these substances; and
•potential liability for claims by third parties for damages resulting from environmental contaminants.
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
We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. The interest rate on our existing line of credit is variable, and, although we seek to mitigate this risk by structuring such provisions to contain a maximum interest rate or escalation rate, as applicable, and obtain interest rate swaps on certain borrowings to limit our exposure to interest rate risk, these features do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. Additionally, increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or a high level of leverage, may make it difficult for us to refinance our mortgage debt as it matures or limit the availability of mortgage debt, thereby limiting our acquisition and/or refinancing activities. Even in the event that we are able to secure mortgage debt on, or otherwise finance our mortgage debt, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire mortgage debt as it matures or be subject to unfavorable terms (such as higher loan fees, interest rates, and periodic payments) if we do refinance the mortgage debt. A significant change in interest rates could have an adverse impact on our results of operations.
In the years prior to the current COVID-19 pandemic, the Federal Reserve had made gradual increases in the federal funds rate. Any future increases due to other key economic indicators, such as the unemployment rate or inflation, may cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any prolonged adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.
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
Our business may be adversely affected by the ongoing COVID-19 outbreak.
As of the date of this filing, the outbreak of COVID-19, which the World Health Organization has declared a Public Health Emergency of International Concern, is continuing. The outbreak of COVID-19 has resulted in numerous deaths, adversely impacted global commercial activity, and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak continues to evolve, and many countries reacted by instituting quarantines, prohibitions on travel, and the closure of offices, businesses, schools, retail stores, and other public venues. Businesses also implemented similar precautionary measures. Global recessionary conditions are currently expected to continue in 2021 and possibly beyond as a direct result of the COVID-19 pandemic, although the actual impact and duration are unknown. Much of the United States economy has reopened or is in the process of reopening, but, at the same time, the pandemic is intensifying in many areas of the country. Accordingly, some jurisdictions have rolled back reopening plans, and more widespread reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations remains a possibility. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, continue to create significant disruption in supply chains and economic activity and have had and are likely to continue to have a particularly adverse impact on transportation, hospitality, tourism, entertainment, and other industries. Even if a COVID-19 vaccine is widely distributed and accepted, there can be no assurance that the vaccine will ultimately be successful in limiting or stopping the spread of COVID-19. As COVID-19 continues to spread, the potential impacts are increasingly uncertain and difficult to assess.
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
Our Adviser manages our real estate portfolio and locates, evaluates, recommends and negotiates the acquisition of our real estate investments and mortgage loans. At the same time, our 2020 Advisory Agreement permits our Adviser to conduct other commercial activities and to provide management and advisory services to other entities, including, but not limited to, Gladstone Capital, Gladstone Commercial and Gladstone Investment, each of which is affiliated with us. Each of our executive officers, other than Mr. Parrish, is also an executive officer of Gladstone Commercial, which actively makes real estate investments, and each of our directors and executive officers, other than Messrs. Beckhorn and Parrish, are also executive officers and directors, as applicable, of Gladstone Capital and Gladstone Investment, which actively make loans to and invest in small- and medium-sized companies. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business and that of Gladstone Commercial, Gladstone Investment or Gladstone Capital, which may arise primarily from the involvement of our Adviser, Gladstone Capital, Gladstone Commercial, Gladstone Investment and their affiliates in other activities that may conflict with our business. Examples of these potential conflicts include:
•our Adviser may realize substantial compensation on account of its activities on our behalf and may be motivated to approve acquisitions solely on the basis of increasing its compensation from us;
•our agreements with our Adviser are not arm’s-length agreements, which could result in terms in those agreements that are less favorable than we could obtain from independent third parties;
•we may experience competition with our affiliates for potential financing transactions; and
•our Adviser and other affiliates, such as Gladstone Capital, Gladstone Commercial and Gladstone Investment, could compete for the time and services of our officers and directors and reduce the amount of time they are able to devote to management of our business.
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
There are provisions in our charter and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example:
•Our articles of incorporation prohibit ownership of more than 3.3% of the outstanding shares of our capital stock by one person, except for certain qualified institutional investors, which are limited to holding 9.8% of our common stock. As of February 23, 2021, David Gladstone, our chairman, chief executive officer, and president, owned, directly or indirectly, including through certain foundations and trusts, approximately 9.4% of our common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owned approximately 2.5% of our common stock, in each case pursuant to an exception approved by our Board of Directors and in compliance with our charter. The ownership restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.
•Our Board is divided into three classes, with the term of the directors in each class expiring every third year. At each annual meeting of stockholders, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. After election, a director may only be removed by our stockholders for cause. Election of directors for staggered terms with limited rights to remove directors makes it more difficult for a hostile bidder to acquire control of us. The existence of this provision may negatively impact the price of our securities and may discourage third-party bids to acquire our securities. This provision may reduce any premiums paid to stockholders in a change in control transaction.
•The Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within one of three increasing ranges of voting power. The Control Share Acquisition does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our common stock by David Gladstone or any of his affiliates. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than Mr. Gladstone or any of his affiliates.
•Certain provisions of Maryland law applicable to us prohibit business combinations with:
◦any person who beneficially owns 10% or more of the voting power of our common stock, referred to as an “interested stockholder;”
◦an affiliate of ours who, at any time within the two-year period prior to the date in question, was an interested stockholder; or
◦an affiliate of an interested stockholder.
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
Under our charter, we currently have authority to issue shares of both common stock and preferred stock (inclusive of our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock). Our Board of Directors has the authority, without a stockholders’ vote, to classify or reclassify any unissued shares of stock, including common stock, into preferred stock (or vice versa), to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class or series of shares to be issued. Because our Board of Directors has the power to establish the preferences and rights of additional classes or series of stock without a stockholders’ vote, our Board of Directors may give the holders of any class or series of stock preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.
Holders of our Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, and future holders of any securities ranking senior to our common stock have dividend and/or liquidation rights that are senior to the rights of the holders of our common stock. Additional issuances of securities senior to our common stock may negatively impact the value of our common stock and further restrict the ability of holders of our common stock to receive dividends and/or liquidation rights.
In addition to our outstanding borrowings and common stock, our capital structure also includes our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock. In the future, we may attempt to increase our capital resources by completing additional offerings of our Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, or other equity securities or by issuing debt securities. In the event of a liquidation, lenders with respect to any outstanding borrowings (including our lines of credit), holders of any debt securities, and holders of any preferred stock issuances (including our Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, and any other preferred stock with parity ranking we may issue in the future) would receive a distribution of our available assets in full prior to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Holders of our common stock are not entitled to preemptive rights or other protection against dilutions. As additional acquisition opportunities arise, we may issue additional shares of common stock or preferred stock, or we may issue OP Units, which are redeemable for cash or, at our option, our common stock on a one-to-one basis, to raise the capital necessary to finance these acquisitions, thus potentially further diluting stockholders’ equity. As such, our common stockholders bear the risk of our future offerings reducing the per-share trading price of our common stock and diluting their interest in us. Further, holders of our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock rank senior in priority of dividend payments, which may restrict our ability to declare and pay dividends to our common stockholders at the current rate, or at all.
We may not have sufficient earnings and profits to pay distributions on the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, or common stock to be treated as dividends.
The distributions payable by us on the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, or common stock may exceed our current and accumulated earnings and profits, as calculated for U.S. federal income tax purposes, at the time of payment. If that were to occur, it would result in the amount of distributions that exceed our current and accumulated earnings and profits being treated first as a return of capital to the extent of the holder’s adjusted tax basis in the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, or common stock and then, to the extent of any excess over such adjusted tax basis, as capital gain.
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
If we lose our REIT status or if it was revoked, we would face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders because:
•we would not be allowed a deduction for distributions to stockholders in computing our taxable income;
•we would be subject to federal income tax at regular corporate rates and might need to borrow money or sell assets to pay any such tax;
•we also could be subject to increased state and local taxes and, for taxable years ended on or before December 31, 2017, the federal alternative minimum tax; and
•unless we are entitled to relief under statutory provisions, we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.
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
In particular, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities other than government securities, securities of a taxable REIT subsidiary (“TRS”), and qualified real estate assets generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets other than government securities, securities of TRSs and qualified real estate assets can consist of the securities of any one issuer, and no more than 20% (or 25% for taxable years ended on or before December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs.

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
To maintain our qualification as a REIT, each year we must distribute to our stockholders at least 90% of our taxable income, other than any net capital gains. To the extent that we satisfy the distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:
•85% of our ordinary income for that year;
•95% of our capital gain net income for that year; and
•100% of our undistributed taxable income from prior years.
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
To maintain our qualification as a REIT, no more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year, beginning with the second year after our election to be treated as a REIT. To facilitate compliance with this requirement, our charter prohibits any individual from owning more than 3.3% in value of our outstanding stock. Pursuant to an exception from this limit contained in our charter, as of February 23, 2021, David Gladstone owned, directly or indirectly, including through certain foundations and trusts, approximately 9.4% of our outstanding common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owned approximately 2.5% of our outstanding common stock. For purposes of the REIT stock ownership diversification requirements, the shares owned by the Gladstone Future Trust are attributed to Mr. Gladstone, resulting in Mr. Gladstone having an aggregate beneficial ownership of 11.9% of our outstanding common stock. Our Board of Directors may also reduce the 3.3% ownership limitation if it determines that doing so is necessary for us to maintain our qualification for REIT treatment. However, such a reduction would not be effective for any stockholder who beneficially owns more than the reduced ownership limit. We believe that we have satisfied the ownership diversification requirements, including with respect to our taxable year ended December 31, 2020. However, if, at any point in time, we are unable to comply with the ownership diversification requirements, we could fail to maintain our qualification as a REIT, which could require us to pay taxes and negatively impact our cash available for future distribution.
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
Investments in our common stock may not be suitable for pension or profit-sharing trusts, Keogh Plans or individual retirement accounts (“IRAs”).
If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, IRA or benefit plan in us, you should consider:
•whether your investment is consistent with the applicable provisions of the Employee Retirement Income Security Act (“ERISA”), or the Code;
•whether your investment will produce unrelated business taxable income to the benefit plan; and
•your need to value the assets of the benefit plan annually.
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
We have elected to treat Gladstone Land Advisers, Inc. (“Land Advisers”), a wholly-owned subsidiary of our Operating Partnership, as a TRS. We may also form other TRSs as part of our overall business strategy. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
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

Risks Relating to the Market for our Common Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock
Future issuances and sales of shares of our common stock, Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, or other series of preferred securities, or the perception that such issuances will occur, may have adverse effects on the trading prices of our shares.
We cannot predict the effect, if any, of future issuances and sales of our common stock, Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, possible other series of preferred securities, or the availability of shares for future sales, on the market price of our common stock, Series B Preferred Stock, or Series D Term Preferred Stock, each of which is publicly traded. Sales of substantial amounts of our common stock (including shares of our common stock issuable upon the conversion of OP Units that we may issue from time to time), Series B Preferred Stock, Series C Preferred Stock, or Series D Term Preferred Stock or the perception that these sales could occur may adversely affect prevailing market prices for our common stock, Series B Preferred Stock, Series C Preferred Stock (if and when listed on a national securities exchange), or Series D Term Preferred Stock.
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
Shares of the Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock are subordinated to existing and future debt, and your interests could be diluted by the issuance of additional preferred stock or by other transactions.
Payment of accrued dividends on the Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock will be subordinated to all of our existing and future debt and will be structurally subordinate to the obligations of our subsidiaries. In addition, we may issue additional shares of another class or series of preferred stock ranking on parity with the Series B Preferred Stock, Series C Preferred Stock, or Series D Term Preferred Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up. None of the provisions relating to the Series B Preferred Stock, Series C Preferred Stock, or Series D Term Preferred Stock relate to or limit our indebtedness or afford the holders of the Series B Preferred Stock, Series C Preferred Stock, or Series D Term Preferred Stock protection in the event of a highly-leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of the Series B Preferred Stock, Series C Preferred Stock, or Series D Term Preferred Stock, other than in connection with a Change of Control Triggering Event (as defined by the Certificate of Designations). These factors may affect the trading price of the Series B Preferred Stock, Series C Preferred Stock (if and when listed on a national securities exchange), or Series D Term Preferred Stock.
We operate as a holding company dependent upon the assets and operations of our subsidiaries, and because of our structure, we may not be able to generate the funds necessary to make distributions on the Series B Preferred Stock, Series C Preferred Stock, or Series D Term Preferred Stock.
We generally operate as a holding company that conducts its businesses primarily through the Operating Partnership, which, in turn, is a holding company conducting its business through its subsidiaries. These subsidiaries conduct all of our operations and are our only sources of income. Accordingly, we are dependent on cash flows and payments of funds to us by our subsidiaries as distributions, loans, advances, leases, or other payments from our subsidiaries to generate the funds necessary to make distributions or dividends on our securities. Our subsidiaries’ ability to pay such distributions and/or make such loans, advances, leases, or other payments may be restricted by, among other things, applicable laws and regulations, current and future debt agreements, and management agreements into which our subsidiaries may enter, which may impair our ability to make cash payments on our securities, including the Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock. In addition, such agreements may prohibit or limit the ability of our subsidiaries to transfer any of their property or assets to us, any of our other subsidiaries, or to third parties. Our future indebtedness or our subsidiaries’ future indebtedness may also include restrictions with similar effects.

In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation, or reorganization, claims of holders of the Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock will be satisfied only after all of our and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.
There is currently no public market for the Series C Preferred Stock, and we do not intend to apply for quotation on Nasdaq until after the Series C Termination Date (as defined elsewhere in this Form 10-K). Even after listing, if achieved, a liquid secondary trading market may not develop, and the features of the Series C Preferred Stock may not provide you with favorable liquidity options.
There is currently no public market for the Series C Preferred Stock, and we do not intend to apply to list the Series C Preferred Stock on Nasdaq or another national securities exchange or to include these shares for quotation on any national securities market until sometime within 12 months following the offering’s termination date. Until shares of the Series C Preferred Stock are listed on Nasdaq or another national securities exchange, if ever, holders of such shares may be unable to sell them at all or, if they are able to, only at substantial discounts from the liquidation preference. Even if the Series C Preferred Stock is listed on Nasdaq or another national securities exchange within one calendar year of the offering’s termination date, as anticipated, there is a risk that such shares may be thinly traded, and the market for such shares may be relatively illiquid compared to the market for other types of securities, with the spread between the bid and asked prices considerably greater than the spreads of other securities with comparable terms and features. Additionally, our charter contains restrictions on the ownership and transfer of our securities, including the Series C Preferred Stock, and these restrictions may inhibit your ability to sell the Series C Preferred Stock promptly, or at all. Also, since the Series C Preferred Stock does not have a stated maturity date, you may be forced to hold your Series C Preferred Stock and receive stated dividends on the shares of Series C Preferred Stock when, as, and if authorized by our Board of Directors and declared by us with no assurance as to ever receiving the liquidation preference.
We will be required to terminate the Series C Offering (as defined elsewhere in this Form 10-K) if our common stock, Series B Preferred Stock, and the Series D Term Preferred Stock are all no longer listed on Nasdaq or another national securities exchange.
The Series C Preferred Stock is a “covered security” and therefore is not subject to registration under the state securities, or “Blue Sky,” regulations in the various states in which it may be sold due to its seniority to our common stock, which is listed on Nasdaq. If our common stock, Series B Preferred Stock, and Series D Term Preferred Stock are all no longer listed on Nasdaq or another national securities exchange, we will be required to register this offering in any state in which we offer shares of the Series C Preferred Stock. This would require the termination of this offering and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum amount of the Series C Offering is sold. This would reduce our ability to make additional investments and limit the further diversification of our portfolio.
The Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock will bear a risk of redemption by us.
We may voluntarily redeem some or all of the Series B Preferred Stock at any time after March 9, 2021. In addition, we may voluntarily redeem some or all of the Series C Preferred Stock on or after the first anniversary of the offering’s termination date. Any such redemptions may occur at a time that is unfavorable to shareholders. On and after January 31, 2023, and before January 31, 2026, we may, at our option, redeem the Series D Term Preferred Stock, in whole or in part, at any time or from time to time. We may have an incentive to redeem any of our series of preferred stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a dividend or interest rate that is lower than the dividend rate on such series of preferred stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 137 farms we owned as of December 31, 2020 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)	55	25,197	23,531	$621,549	$378,419
Florida	23	20,770	16,256	209,732	130,068
Arizona(4)	6	6,280	5,228	58,837	19,843
Colorado	12	32,773	25,577	48,353	30,549
Washington	3	1,384	1,001	39,467	25,475
Nebraska	9	7,782	7,050	30,672	19,296
Michigan	15	962	682	11,950	7,079
Texas	1	3,667	2,219	8,328	5,117
Maryland	4	759	693	6,308	3,728
Oregon	3	418	363	6,127	3,898
South Carolina	3	597	447	3,812	2,259
North Carolina	2	310	295	2,245	1,206
Delaware	1	180	140	1,274	753
Totals	137	101,079	83,482	$1,048,654	$627,690
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
(2)Excludes approximately $3.6 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of December 31, 2020, this investment had a net carrying value of approximately $1.2 million and is included within Other assets, net on the accompanying Consolidated Balance Sheets.
(4)Includes 2 farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these 2 farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $1.6 million as of December 31, 2020 (included in Lease intangibles, net on the accompanying Consolidated Balance Sheets).

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
Market Information
The principal market for our common stock is the Nasdaq Global Market under the symbol “LAND.”
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
Stockholder Information
As of February 16, 2021:
•there were 12 registered holders of record and approximately 29,239 beneficial owners of our common stock; and
•other than those owned by the Company, there were no other holders of record or beneficial owners of our OP Units. After a mandatory one-year holding period, our OP Units are redeemable at the option of the holder for cash or, at our election, shares of our common stock on a one-for-one basis.
OP Unit Redemptions
Since January 1, 2020, through the date of this filing, a total of 288,303 OP Units were tendered for redemption. As a result, we issued 288,303 shares of common stock (in exchange for 288,303 of the tendered OP Units). These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock. Currently, there are no OP Units outstanding that are held by non-controlling limited partners.
Sale of Unregistered Securities
We did not sell unregistered shares of stock during the year ended December 31, 2020.
Issuer Purchaser of Equity Securities
We did not purchase any class of our equity securities registered under Section 12 of the Exchange Act during the three months ended December 31, 2020.

ITEM 6.	RESERVED
This item is reserved in light of the Company’s early adoption of Item 301 of Regulation S-K pursuant to SEC Release Nos. 33-10890; 34-90459 (Management’s Discussion and Analysis; Selected Financial Data, and Supplementary Financial Information) adopted by the SEC on November 19, 2020.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 137 farms comprised of 101,079 acres across 13 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
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
As of February 23, 2021:
•we owned 137 farms comprised of 101,079 total acres across 13 states in the U.S.;
•our occupancy rate (based on gross acreage) was 100.0%, and our farms were leased to 81 different, unrelated third-party tenants growing over 55 different types of crops;
•the weighted-average remaining lease term across our agricultural real estate holdings was 6.7 years; and
•the weighted-average term to maturity of our notes and bonds payable was 9.7 years, and the weighted-average remaining fixed-price term of our borrowings was 5.9 years, with an expected weighted-average effective interest rate of 3.38% over that term.
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated third-party tenants to a current portfolio of 137 farms leased to 81 different, unrelated third-party tenants who grow over 55 different types of crops on our farms. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also diversified our portfolio into farmland suitable for other crop types, including permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes) and, to a lesser extent, certain commodity crops (e.g., beans and corn).
The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the geographic locations (by state) of our farms owned and with leases in place as of December 31, 2020 and 2019 (dollars in thousands):

	As of and For the Year Ended December 31, 2020					As of and For the Year Ended December 31, 2019
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	55	25,197	24.9%	$31,536	55.3%	42	14,830	17.1%	$21,701	53.3%
Florida	23	20,770	20.5%	13,342	23.4%	23	20,770	24.0%	11,115	27.3%
Arizona	6	6,280	6.2%	4,739	8.3%	6	6,280	7.3%	2,219	5.5%
Colorado	12	32,773	32.4%	3,264	5.7%	10	31,448	36.3%	2,857	7.0%
Nebraska	9	7,782	7.7%	1,556	2.7%	8	7,104	8.2%	665	1.6%
Michigan	15	962	1.0%	723	1.3%	15	962	1.1%	429	1.1%
Washington	3	1,384	1.4%	531	1.0%	1	746	0.9%	506	1.2%
Oregon	3	418	0.4%	528	0.9%	3	418	0.5%	515	1.3%
Texas	1	3,667	3.6%	450	0.8%	1	3,667	4.2%	527	1.3%
North Carolina	2	310	0.3%	153	0.3%	2	310	0.4%	158	0.4%
Maryland	4	759	0.8%	135	0.2%	—	—	—%	—	—%
South Carolina	3	597	0.6%	47	0.1%	—	—	—%	—	—%
Delaware	1	180	0.2%	27	—%	—	—	—%	—	—%
TOTALS	137	101,079	100.0%	$57,031	100.0%	111	86,535	100.0%	$40,692	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 101 of our farms are leased on a pure, triple-net basis, 33 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), and 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, and insurance costs). Additionally, 40 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of December 31, 2020 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Year ended December 31, 2020	% of Total Lease Revenues
2021(2)	9	8,935	8.9%	$2,412	4.2%
2022	7	24,897	24.6%	2,595	4.6%
2023	12	7,067	7.0%	6,430	11.3%
2024	7	8,729	8.6%	3,775	6.6%
2025	9	13,962	13.8%	6,505	11.4%
Thereafter	41	37,489	37.1%	32,398	56.8%
Other(3)	6	—	—%	2,916	5.1%
Totals	91	101,079	100.0%	$57,031	100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Includes three leases that were renewed subsequent to December 31, 2020 (see “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity” below for a summary of these and other recent leasing activities).

(3)Consists of ancillary leases (e.g., oil, gas, and mineral leases, telecommunications leases, etc.) with varying expirations on certain of our farms. In addition, includes a net amount of approximately $2.8 million of lease revenue recorded as a result of an early lease termination on one of our properties (see below, under “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity—Lease Termination,” for additional information).
We currently have one agricultural lease scheduled to expire within the next six months on a farm in California. We are currently in negotiations with the existing tenant on the farm, as well as other potential tenants, and we anticipate being able to renew the lease at its current market rental rate without incurring any downtime on the farm. We currently anticipate the rental rate on this lease renewal to be relatively flat compared to that of the existing lease. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since January 1, 2020, through the date of this filing, we have acquired 26 farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
County Road 18	Phillips, CO	1/15/2020	1,325	2	Sugar beets, edible beans, potatoes, & corn	6.0 years	None	$7,500	$39	$416
Lamar Valley	Chase, NE	5/7/2020	678	1	Potatoes, edible beans, & corn	6.7 years	2 (5 years)	3,500	42	204
Driver Road(3)	Kern, CA	6/5/2020	590	1	Pecans	4.7 years	2 (10 years)	14,169	52	784
Mt. Hermon	Wicomico & Caroline, MD, and Sussex, DE	8/31/2020	939	5	Sod & vegetables	10.0 years	2 (5 years)	7,347	226	432
Firestone Avenue(4)(5)(6)	Fresno, CA	9/3/2020	2,534	3	Pistachios and misc. organic & conventional vegetables	1.2 years	2 (5 years)	31,833	131	1,734
West Lost Hills Road(4)(7)(8)	Fresno, CA	10/1/2020	801	1	Pistachios	1.1 years	4 (3 years)	31,827	77	1,752
Tractor Road	Bamberg & Orangeburg, SC	10/23/2020	597	3	Sod	9.5 years	None	3,765	72	244
American Ave	Fresno, CA	12/11/2020	236	1	Current: Table grapes; Future: Almonds	19.9 years	1 (5 years)	3,600	50	241
Round Mountain	Ventura, CA	12/15/2020	368	3	Misc. vegetables	1.6 years	None	20,750	64	949
West Sierra	Tulare, CA	12/17/2020	4,642	1	Almonds, pomegranates (conventional & organic), pistachios, and oats	9.9 years	1 (10 years)	61,500	107	3,886
Eight Mile Road(9)	San Joaquin, CA	12/24/2020	1,036	2	Conventional & organic blueberries	10.0 years	3 (5 years)	34,300	81	2,030
Rock Road(9)	Whatcom, WA	12/24/2020	638	2	Blueberries	10.0 years	3 (5 years)	31,700	74	1,885
Fountain Springs(4)	Tulare, CA	12/31/2020	160	1	Citrus (mandarins & lemons)	7.8 years	2 (5 years)	4,200	50	252
			14,544	26				$255,991	$1,065	$14,809
(1)Includes approximately $75,000 of aggregate external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.
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
(4)Lease provides for an annual participation rent component based on the gross crop revenues earned on the farm. The rent figure above represents only the minimum cash guaranteed under the lease.
(5)Lease provides for an initial term of 8.2 years but also includes an annual tenant termination option should the tenant become physically unable to continue farming operations on the property, effective as of the end of the then-current lease year (as defined within the lease). The lease term stated above represents the term through the first available termination option, and the annualized straight-line rent amount represents the rent guaranteed through the noncancellable term of the lease.
(6)In connection with the acquisition of this property, we also acquired an ownership interest in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to this and other neighboring properties. Our acquired ownership, which equated to a 12.5% interest in the LLC, was valued at approximately $280,000 at the time of acquisition and is included within Other assets, net on the accompanying Consolidated Balance Sheets. See “Investments in Unconsolidated Entities” below for further information on our aggregate ownership interest in this LLC.

(7)Lease provides for an initial term of 3.1 years but also includes an annual tenant termination option should the tenant become physically unable to continue farming operations on the property, effective as of the end of the then-current lease year (as defined within the lease). The lease term stated above represents the term through the first available termination option, and the annualized straight-line rent amount represents the rent guaranteed through the noncancellable term of the lease.
(8)In connection with the acquisition of this property, we also acquired an ownership interest in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to this and other neighboring properties. Our acquired ownership, which equated to a 12.5% interest in the LLC, was valued at approximately $294,000 at the time of acquisition and is included within Other assets, net on the accompanying Consolidated Balance Sheets. See “Investments in Unconsolidated Entities” below for further information on our aggregate ownership interest in this LLC.
(9)These two properties were acquired as part of a single transaction. In addition, in connection with the acquisition of these properties, we committed to provide up to $3.0 million as additional compensation for a cold storage facility subject to a ground lease, contingent upon the approval by local municipal entity. We are currently unable to estimate when or if this approval will be obtained.
Existing Properties
Property Add-on
In connection with the acquisition of a 366-acre vineyard located in Napa, California (“Withers Road”), in August 2019, we committed to provide up to approximately $4.0 million as additional compensation, contingent upon the County of Napa approving the planting of additional vineyards on up to 47 acres of the property by February 25, 2020 (the “Permit Deadline”). In addition, if approval was obtained, we also committed to contribute up to $40,000 per approved acre for the development of such vineyards. While approval of the additional plantings was not received from the County of Napa by the Permit Deadline, in March 2020, we executed an agreement with the tenant on Withers Road to extend the Permit Deadline until August 24, 2020.
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
Leasing Activity
The following table summarizes the leasing activity that has occurred on our existing properties since January 1, 2020, through the date of this filing (dollars in thousands):

			PRIOR LEASES			NEW LEASES
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(1)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(2)	Total Annualized Straight-line Rent(1)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(2)
AZ, CA, CO, FL, NC, & NE	20	30,555	$9,508	3	13 / 5 / 2	$8,819	4.9	6	14 / 6 / 0
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
Lease Termination
On February 10, 2020, we reached an agreement with a tenant occupying four of our farms in Arizona to terminate the existing leases encompassing those four farms effective February 10, 2020. As part of the termination agreement, the outgoing tenant made a one-time termination payment to us of approximately $3.0 million, which we recognized as additional lease revenue during the year ended December 31, 2020. The prior leases were scheduled to expire on September 15, 2026 (with two of the farms subject to the renewal of certain state leases currently scheduled to expire on February 14, 2022, and February 14, 2025). In connection with the early termination of these leases, during the year ended December 31, 2020, we recognized approximately $89,000 of prepaid rent as additional lease revenue and wrote off an aggregate net deferred rent balance of approximately $254,000 against lease revenue. In addition, approximately $470,000 of unamortized lease intangible assets related to the terminated leases were written off and charged to amortization expense during the year ended December 31, 2020. Upon termination of these leases, we entered into a new, seven-year lease with a new tenant effective immediately. These leases are included in the Leasing Activity table above.
Financing Activity
Debt Activity

Since January 1, 2020, through the date of this filing, we have incurred the following new, long-term borrowings (dollars in thousands, except for footnotes; for further discussion on certain defined terms used below, refer to Note 4, “Borrowings,” within the accompanying notes to our consolidated financial statements):

Lender	Date of Issuance	Principal Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Expected Effective Interest Rate(1)	Interest Rate Terms
Farmer Mac(2)	1/10/2020	$8,100	1/12/2024	None (interest only)	2.66%	2.66%	2.66%; Fixed throughout term
Premier Farm Credit, FLCA	5/14/2020	4,500	1/1/2045	24.6 years	4.00%	2.92%	Fixed through December 31, 2029 (variable thereafter)
Conterra Agricultural Capital, LLC	6/8/2020	2,100	7/1/2027	30.0 years	3.40%	3.40%	Fixed throughout term
Farm Credit West, FLCA	6/24/2020	600	5/1/2044	24.2 years	3.00%	1.99%	Fixed through July 31, 2026 (variable thereafter)
Farm Credit West, FLCA	6/24/2020	600	5/1/2044	24.2 years	3.00%	1.99%	Fixed through August 31, 2026 (variable thereafter)
Farm Credit West, FLCA	6/25/2020	8,500	11/1/2045	25.0 years	3.75%	2.72%	Fixed through June 30, 2030 (variable thereafter)
Farm Credit of the Virginias, ACA	8/31/2020	4,481	9/1/2030	25.0 years	3.99%	3.24%	Fixed throughout term
PGIM Real Estate Finance, LLC	10/1/2020	19,042	7/1/2028	25.0 years	2.47%	2.47%	Fixed throughout term
PGIM Real Estate Finance, LLC	10/1/2020	19,096	7/1/2028	25.0 years	2.45%	2.45%	Fixed throughout term
AgAmerica Lending, LLC	10/23/2020	2,259	1/1/2028	30.0 years	3.50%	3.50%	Fixed throughout term
Farm Credit West, FLCA(3)	12/10/2020	2,160	11/1/2045	24.5 years	3.70%	2.67%	Fixed through January 31, 2031 (variable thereafter)
Farmer Mac(2)	12/11/2020	3,180	7/31/2023	None (interest only)	2.13%	2.13%	Fixed throughout term
Farmer Mac(2)	12/11/2020	10,673	10/31/2028	None (interest only)	3.25%	3.25%	Fixed throughout term
PGIM Real Estate Finance, LLC	12/15/2020	12,450	7/1/2028	None (interest only)	2.98%	2.98%	Fixed throughout term
MetLife(4)	12/17/2020	36,900	1/5/2030	28.6 years	2.75%	2.75%	Fixed throughout term
Rabo AgriFinance, LLC(3)	12/24/2020	37,170	12/1/2030	25.0 years	3.21%	3.21%	Fixed throughout term
Rabo AgriFinance, LLC(3)	12/24/2020	6,195	12/1/2022	None (interest only)	2.46%	2.46%	Fixed throughout term
Farm Credit West, FLCA	1/28/2021	2,073	11/1/2045	24.8 years	3.23%	2.20%	Fixed through December 31, 2027 (variable thereafter)
Farmer Mac	2/4/2021	2,460	10/31/2028	25.0 years	3.13%	3.13%	Fixed throughout term
Total / Weighted-averages		$182,539			2.95%	2.83%
(1)On borrowings from the various Farm Credit associations, we receive interest patronage, or refunded interest, which is typically received in the calendar year following the year in which the related interest expense was accrued. The expected effective interest rates reflected in the table above are the interest rates net of expected interest patronage, which is based on either historical patronage actually received (for pre-existing lenders whom we have received interest patronage from) or indications from the respective lenders of estimated patronage to be paid (for new lenders). See Note 4, “Borrowings—Farm Credit Notes Payable—Interest Patronage,” in the accompanying notes to our consolidated financial statements for additional information on interest patronage.
(2)Represent amendments to bonds previously issued under the Farmer Mac Facility.
(3)Loans were issued as variable-rate loans but were fixed subsequent to their issuance. Certain of these loans were effectively fixed through our entry into interest rate swap agreements with the lender (as counterparty). See Note 4, “Borrowings—Interest Rate Swap Agreements,” in the accompanying notes to our consolidated financial statements for further discussion on these agreements.
(4)Loan disbursed under the New MetLife Facility.

Proceeds from these financings were used to fund new acquisitions, repay existing indebtedness, and for general corporate purposes. Gladstone Securities, an affiliate of ours, earned total financing fees of approximately $270,000 in connection with securing these financings.
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
Farm Credit Notes Payable—Interest Patronage
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the Farm Credit Notes Payable”) with 11 different Farm Credit associations (collectively, “Farm Credit”). During the three months ended March 31, 2020, we recorded interest patronage of approximately $1.3 million related to interest accrued on loans from Farm Credit during the year ended December 31, 2019, which resulted in a 20.4% reduction (approximately 98 basis points) to the stated interest rates on such borrowings. During the three months ended September 30, 2020, we also received approximately $306,000 of additional interest patronage related to our Farm Credit Notes Payable, as certain Farm Credit associations paid a portion of the 2020 interest patronage (which relates to interest accrued during 2020 but is typically received in 2021) early. For further discussion on interest patronage, refer to Note 4, “Borrowings—Farm Credit Notes Payable—Interest Patronage,” in the accompanying notes to our consolidated financial statements.
Farmer Mac Facility
On December 5, 2014, we, through certain subsidiaries of our Operating Partnership, entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”), for a secured note purchase facility. As subsequently amended, the Bond Purchase Agreement provided for bond issuances up to an aggregate amount of $125.0 million (the “Prior Farmer Mac Facility”) through December 11, 2018, after which date the Bond Purchaser had the option to continue buying new bonds issued under the Farmer Mac Facility.
On December 10, 2020, we entered into an amended and restated bond purchase agreement (the “Amended and Restated Bond Purchase Agreement”) with Farmer Mac and the Bond Purchaser, increasing the secured note purchase facility to provide for bond issuances up to an aggregate principal amount of $225.0 million (the “New Farmer Mac Facility”). In addition, the Amended and Restated Bond Purchase Agreement extended the date up to which we can issue new bonds to May 31, 2023 and final maturity date for bonds issued under the Farmer Mac Facility to December 31, 2030.
Series D Term Preferred Stock
In January 2021, we completed a public offering of 5.00% Series D Cumulative Term Preferred Stock, par value $0.001 per share (the “Series D Term Preferred Stock”), at a public offering price of $25.00 per share. As a result of this offering (including the underwriters’ exercise of their option to purchase additional shares to cover over-allotments), we issued a total of 2,415,000 shares of the Series D Term Preferred Stock for gross proceeds of approximately $60.4 million and net proceeds, after deducting selling concessions and underwriting fees, of approximately $58.5 million. The Series D Term Preferred Stock is traded under the ticker symbol “LANDM” on Nasdaq.
The shares of the Series D Term Preferred Stock have a mandatory redemption date of January 31, 2026, and are not convertible into our common stock or any other securities. Generally, we are not permitted to redeem shares of the Series D Term Preferred Stock prior to January 31, 2023, except in limited circumstances to preserve our status as a REIT. On or after January 31, 2023, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption.
Redemption of Series A Term Preferred Stock
On February 12, 2021, we redeemed all of our outstanding shares of our Series A Term Preferred Stock at a cash redemption price of $25.00 per share plus all accrued and unpaid dividends up to, but excluding, the redemption date. In total, we paid approximately $28.8 million for the redemption of the Series A Term Preferred Stock using proceeds from the offering of our Series D Term Preferred Stock. Our Series A Term Preferred Stock was delisted from Nasdaq on the date we redeemed all outstanding shares. In connection with this early redemption, during the three months ending March 31, 2021, we anticipate writing off approximately $127,000 of unamortized issuance costs related to the issuance of the Series A Term Preferred Stock.
Equity Activity
Series B Preferred Stock
On May 31, 2018, we filed a prospectus supplement with the SEC for a continuous public offering of up to 6,000,000 shares (the “Series B Offering”) of our 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million. The Series B Preferred Stock was offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, the dealer-manager for the Series B Offering.

See Note 6, “Related-Party Transactions—Gladstone Securities—Series B Dealer-Manager Agreement,” within the accompanying notes to our consolidated financial statements for more details on the dealer-manager agreement entered into with Gladstone Securities in connection with the Series B Offering.
The following table summarizes the sales of our Series B Preferred Stock that occurred since January 1, 2020, through the date of this filing (dollars in thousands, except per-share amounts):

Number of Shares Sold	Weighted-average Offering Price per Share	Gross Proceeds	Net Proceeds(1)
1,229,531	$24.52	$30,148	$27,664
(1)Net of selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $2.5 million (of which approximately $2.3 million was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers).
The Series B Offering was completed on March 9, 2020 (the “Series B Termination Date”), with the full 6,000,000 allotted shares being sold, and, exclusive of redemptions, resulted in total gross proceeds of approximately $147.5 million and net proceeds, after deducting Series B Selling Commissions, Series B Dealer-Manager Fees, and offering expenses payable by us, of approximately $133.4 million. During the course of the Series B Offering, we paid aggregate selling commissions and dealer-manager fees to Gladstone Securities of approximately $12.5 million, of which approximately $11.7 million, or 93.7%, were remitted by Gladstone Securities to unrelated third-parties involved in the offering, including participating broker-dealers and wholesalers. Excluding Series B Selling Commissions and Series B Dealer-Manager Fees, we incurred approximately $1.6 million of total costs related to the Series B Offering.
During the year ended December 31, 2020, we listed the Series B Preferred Stock on Nasdaq under the ticker symbol “LANDO.” Trading of the Series B Preferred Stock on Nasdaq commenced on October 19, 2020.
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
See Note 6, “Related-Party Transactions—Gladstone Securities—Series C Dealer-Manager Agreement,” within the accompanying notes to our consolidated financial statements for more details on the dealer-manager agreement entered into with Gladstone Securities in connection with the Series C Offering.
The following table summarizes the sales of our Series C Preferred Stock that occurred since January 1, 2020, through the date of this filing (dollars in thousands, except per-share amounts and footnotes):

Number of Shares Sold(1)	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(2)
1,401,961	$24.81	$34,789	$31,895
(1)Excludes share redemptions and shares issued pursuant to the DRIP. From January 1, 2020, through the date of this filing, we redeemed 138 shares and issued approximately 625 shares of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $2.9 million (of which approximately $2.7 million was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers).
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
Common Stock
Follow-on Offering

In October 2020, we completed a public offering of our common stock. The following table summarizes the details of the offering, including the underwriters’ full exercise of the over-allotment option in connection with the offering (dollars in thousands, except per-share amounts):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
1,897,500	$14.40	$27,324	$26,094
(1)Net of underwriter discounts and commissions.
At-the-Market Program
On May 12, 2020, we terminated the Prior ATM Program (as defined in Note 8, “Equity—Equity Issuances—Common Stock—At-the-Market-Program,” within the accompanying notes to our consolidated financial statements) and entered into new equity distribution agreements with Virtu Americas, LLC, and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the new Sales Agents, shares of our common stock having an aggregate offering price of up to $100.0 million (the “Current ATM Program,” and collectively with the Prior ATM Program, the “ATM Programs”). The following table summarizes the activity under the ATM Programs from January 1, 2020, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
3,620,706	$14.77	$53,466	$52,930
(1)Net of underwriter commissions and discounts.
COVID-19
The extent to which the COVID-19 pandemic may impact our business, financial condition, liquidity, results of operations, funds from operations, or prospects will depend on numerous evolving factors that we are not be able to predict at this time, including the duration and long-term scope of the pandemic; the adequate production and distribution of vaccinations; governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; the effect on our tenants and their farming operations; the ability of our tenants to make their rental payments; any closures of our tenants’ operations; and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders. Any of these events could materially adversely impact our business, financial condition, liquidity, results of operations, funds from operations, or prospects.
During 2020, we granted short-term rent extensions to two tenants who owed semi-annual rental payments totaling approximately $340,000. Additional time was granted to these tenants due to delays in payments owed to them from their respective processors, which were primarily caused by the strict government-mandated lockdowns in the state of Michigan in response to COVID-19. These rental payments were collected in full during the year ended December 31, 2020, and we have not received any further requests from tenants seeking relief as a result of COVID-19; however, no assurances can be made that we will not receive additional rent deferral or modification requests in the future.
LIBOR Transition
The majority of our debt is at fixed rates, and we currently have very limited exposure to variable-rate debt based upon the London Interbank Offered Rate (“LIBOR”), which is anticipated to be phased out during late 2021 or early 2022. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. The current intent is to adjust the SOFR to minimize the differences between the interest that a borrower would be paying using LIBOR versus what it will be paying SOFR. We are currently monitoring the transition and cannot yet assess whether SOFR will become a standard rate for variable-rate debt. Our lines of credit with MetLife and three term loans with Rabo (which are effectively fixed through our entry into interest swap agreements) are currently based upon one-month LIBOR. As such, we expect we will need to renegotiate these agreements in the future. Assuming that SOFR replaces LIBOR and is appropriately adjusted, we currently expect the transition to result in a minimal impact to our overall operations.
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
Advisory Agreements
Pursuant to each of the Prior Advisory Agreement (which was in effect from April 1, 2017, through June 30, 2019), the 2019 Advisory Agreement (which was in effect from July 1, 2019, through December 31, 2019), and the 2020 Advisory Agreement (which has been in effect since January 1, 2020), our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. The 2019 Advisory Agreement modified the calculation of the base management and incentive fees to exclude preferred equity from such calculations, while the capital gains and termination fees remained unchanged. The 2020 Advisory Agreement revised and replaced the previous calculation of the base management fee, which was previously based on equity, with a calculation based on gross real estate assets (in each case, as further described below), while all other fees remained unchanged. The base management and incentive fees are described below. For information on the capital gains and termination fees, refer to Note 6, “Related-Party Transactions—Our Adviser and Administrator—Advisory Agreements,” within the accompanying notes to our consolidated financial statements.
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
Under the 2020 Advisory Agreement, a base management fee is paid quarterly and is calculated at an annual rate of 0.50% (0.125% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the gross cost of tangible real estate owned by us (including land and land improvements, irrigation and drainage systems, permanent plantings, farm-related facilities, and other tangible site improvements), prior to any accumulated depreciation, and as shown on our balance sheet or the notes thereto for the applicable quarter. Relevant to prior agreements with our Adviser, which calculated the management fee based on an equity component, management believes the updated fee calculation pursuant to the 2020 Advisory Agreement provides for a more direct correlation between the fee paid to our Adviser and the assets our Adviser is responsible for managing. The following table compares what the historical base management fee has been on an actual basis for the years ended December 31, 2019, 2018, and 2017, versus what it would have been had the 2020 Advisory Agreement been in place during each of those years (dollars in thousands):

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
In addition, had the 2019 Advisory Agreement been in place during the year ended December 31, 2020, the hypothetical base management fee would have been approximately $3.5 million, as compared to the actual base management fee calculated under the 2020 Advisory Agreement of approximately $4.3 million. We are unable to project the impact of the 2020 Advisory Agreement on the base management fee going forward and how it might compare to that of the 2019 Advisory Agreement or the Prior Advisory Agreement, as we are unable to estimate the amount of equity to be issued or new tangible assets to be acquired in future periods.
During the year ended December 31, 2019, our Adviser granted us certain non-contractual, unconditional, and irrevocable waivers (as discussed further below, under “—Results of Operations—Operating Expenses—Related-Party Fees”), which were applied as credits against the base management fee for the period. We did not have any such waivers for the year ended December 31, 2020.
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
We pay our Adviser an incentive fee with respect to our Pre-Incentive Fee FFO quarterly, as follows:
•no Incentive Fee in any calendar quarter in which our Pre-Incentive Fee FFO does not exceed the hurdle rate of 1.75% (7.0% annualized);
•100% of the amount of our Pre-Incentive Fee FFO with respect to that portion of such Pre-Incentive Fee FFO, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and
•20% of the amount of our Pre-Incentive fee FFO, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).
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
Smaller Reporting Company Status
As of December 31, 2018, and through December 31, 2020, we qualified as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $250 million or less than $100 million in annual revenues for the previous year and no public float. However, we qualified as a smaller reporting company under an alternate threshold because we had annual revenues of less than $100 million for the previous year and a public float of less than $700 million. As a smaller reporting company, we have reduced disclosure requirements for our public filings, including the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
Critical Accounting Policies
The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies are provided in Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements, located elsewhere in this Form 10-K, and a summary of our critical accounting policies is below. We consider these policies to be critical because they involve estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations. There were no material changes in our critical accounting policies during the year ended December 31, 2020.
Purchase Price Allocation
When we acquire real estate, we allocate the purchase price to: (i) the tangible assets acquired and liabilities assumed, consisting primarily of land, improvements (including irrigation and drainage systems), permanent plantings, and farm-related facilities and, if applicable, (ii) any identifiable intangible assets and liabilities, which primarily consist of the values of above- and below-market leases, in-place lease values, lease origination costs, and tenant relationships, based in each case on their fair values.
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

RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses with regard to the comparison between the years ended December 31, 2020 and 2019:
▪Same-property basis represents farms owned as of December 31, 2018, and were not vacant at any point during either period presented.
▪Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2018. From January 1, 2019, through December 31, 2020, we acquired 52 new farms and did not have any farm dispositions; and
▪Vacant or self-operated properties represent farms that were either vacant (either wholly or partially) or operated by a wholly-owned subsidiary of ours at any point during either period presented. We had two farms that were vacant for a portion of the year December 31, 2019.
A comparison of our operating results for the years ended December 31, 2020 and 2019 is below (dollars in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$51,377	$38,168	$13,209	34.6%
Variable lease payments – participation rents	2,387	2,326	61	2.6%
Variable lease payments – tenant reimbursements	457	198	259	130.8%
Lease termination income, net	2,810	—	2,810	NM
Total operating revenues	57,031	40,692	16,339	40.2%
Operating expenses:
Depreciation and amortization	16,655	12,790	3,865	30.2%
Property operating expenses	1,848	2,473	(625)	(25.3)%
Base management and incentive fees, net of credits	7,327	2,927	4,400	150.3%
Administration fee	1,448	1,207	241	20.0%
General and administrative expenses	2,102	1,989	113	5.7%
Total operating expenses, net of credits	29,380	21,386	7,994	37.4%
Operating income	27,651	19,306	8,345	43.2%
Other income (expense)
Other income	1,872	938	934	99.6%
Interest expense	(20,621)	(16,331)	(4,290)	26.3%
Dividends declared on Series A Term Preferred Stock	(1,833)	(1,833)	—	—%
Loss on dispositions of real estate assets, net	(2,180)	(328)	(1,852)	564.6%
Property and casualty recovery, net	70	10	60	600.0%
Loss from investments in unconsolidated entities	(4)	—	(4)	NM
Total other expense, net	(22,696)	(17,544)	(5,152)	29.4%
Net income	4,955	1,762	3,193	181.2%
Net income attributable to non-controlling interests	(29)	(21)	(8)	38.1%
Net income attributable to the Company	4,926	1,741	3,185	182.9%
Aggregated dividends declared on and charges related to Series B and Series C Preferred Stock	(9,322)	(4,240)	(5,082)	119.9%
Net loss attributable to common stockholders	$(4,396)	$(2,499)	$(1,897)	75.9%
NM = Not Meaningful
Operating Revenues
Lease Revenues

The following table provides a summary of our lease revenues during the years ended December 31, 2020 and 2019 (dollars in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Same-property basis:
Fixed lease payments	$31,894	$31,207	$687	2.2%
Participation rents	2,387	2,326	61	2.6%
Lease termination income, net	2,810	—	2,810	—%
Total – Same-property basis	37,091	33,533	3,558	10.6%
Properties acquired or disposed of:	19,222	6,714	12,508	186.3%
Vacant or self-operated properties	261	247	14	5.7%
Tenant reimbursements(1)	457	198	259	130.8%
Total Lease revenues	$57,031	$40,692	$16,339	40.2%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Corresponding amounts were also recorded as property operating expenses during the respective periods.
Same-property Basis – 2020 compared to 2019
Lease revenues from fixed lease payments increased for the year ended December 31, 2020, primarily due to recent renewals and amendments at net higher rental rates, as well as additional rents earned on recent capital improvements completed on certain of our farms. These increases were partially offset by the renewals of certain other leases, in which we decreased the fixed base rent component in exchange for adding in a participation rent component to the lease structure. Participation rents related to these leases, if any, are expected to be recorded during the year ending December 31, 2021.
Lease revenues from participation rents increased slightly for year ended December 31, 2020, primarily due to the participation rent component of one additional farm becoming active during 2020, partially offset by lease amendments on two other farms during the year, in which we decreased the participation rent component in exchange for higher fixed base cash rents. During the year ended December 31, 2020, 19 of our farms, consisting of 4,844 farm acres, were subject to leases with active participation rent components, as compared to 18 farms consisting of 6,311 farm acres in the prior year.
During the year ended December 31, 2020, we received an early lease termination payment from an outgoing tenant on a property of approximately $3.0 million, which we recognized as additional lease revenue upon receipt, less a net balance of approximately $165,000 of aggregate prepaid rent and deferred rent assets balances that were written off against this amount. For further discussion on this lease termination, see above, under “Overview—Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity—Lease Termination.”
Other – 2020 compared to 2019
Lease revenue from properties acquired or disposed of increased for the year ended December 31, 2020, primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2018.
Lease revenue for vacant or self-operated properties increased for the year ended December 31, 2020, primarily due to additional revenues earned during 2020 on farms that were vacant for a portion of 2019.
Tenant reimbursement revenue increased for the year ended December 31, 2020, primarily due to additional payments made by certain tenants on our behalf (pursuant to the lease agreements) to an unconsolidated entity of ours that conveys water to the respective properties.
Operating Expenses
Depreciation and Amortization
The following table provides a summary of the depreciation and amortization expense recorded during the years ended December 31, 2020 and 2019 (dollars in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Same-property basis	$10,887	$10,543	$344	3.3%
Properties acquired or disposed of	5,634	2,101	3,533	168.2%
Vacant or self-operated properties	134	146	(12)	(8.2)%
Total Depreciation and amortization expense	$16,655	$12,790	$3,865	30.2%
Depreciation and amortization expense on a same-property basis increased for year ended December 31, 2020, as compared to the prior year, primarily due to accelerated amortization expense recognized due to an early lease termination (see above, under “Overview—Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity—Lease Termination”), as well as additional depreciation on site improvements completed on certain properties subsequent to December 31, 2018, and partially offset by the expiration of certain lease intangible amortization periods subsequent to December 31, 2018. Depreciation and amortization expense on properties acquired or disposed of increased for the year ended December 31, 2020, as compared to the prior year, primarily due to the additional depreciation and amortization expense incurred on the new farms acquired subsequent to December 31, 2018. Depreciation and amortization expense from vacant or self-operated properties decreased slightly for the year ended December 31, 2020, as compared to the prior year, primarily due to certain tangible assets on two farms that were vacant during a portion of the prior year reaching the end of their useful lives during the year ended December 31, 2020.
Property-operating Expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. In addition, from approximately July 2018 through June 2019, we incurred additional expenses related to temporary generator rental costs to power newly-drilled wells on one of our properties. During the second half of 2019, these wells were connected to permanent power sources, and the generators were no longer needed. The following table provides a summary of the property-operating expenses recorded during the years ended December 31, 2020 and 2019 (dollars in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Same-property basis	$1,233	$2,129	$(896)	(42.1)%
Properties acquired or disposed of	142	128	14	10.9%
Vacant or self-operated properties	16	18	(2)	(11.1)%
Tenant-reimbursed property operating expenses(1)	457	198	259	130.8%
Total Property operating expenses	$1,848	$2,473	$(625)	(25.3)%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Corresponding amounts were also recorded as lease revenues during the respective periods.
Same-property Basis – 2020 compared to 2019
Property operating expenses decreased for the year ended December 31, 2020, primarily due to additional costs incurred during the prior year for the above-referenced generator rentals and for obtaining certain permits on one of our California properties.
Other – 2020 compared to 2019
Property operating expenses on properties acquired or disposed of increased for the year ended December 31, 2020, primarily due to additional miscellaneous property-operating expenses incurred on certain of the new farms we acquired subsequent to December 31, 2018. Property operating expenses on vacant or self-operated properties remained flat for the year ended December 31, 2020.
Tenant reimbursement expense increased for the year ended December 31, 2020, primarily due to additional property taxes paid by us on certain of our properties and increased miscellaneous operating costs incurred by us in connection with our ownership interest in an unconsolidated entity. In both of these situations, the respective tenants are contractually obligated to reimburse us per the respective leases.
Related-Party Fees
Certain fee calculations changed pursuant to amendments to the agreements with our Adviser that were approved on July 9, 2019, and January 14, 2020. For a discussion of the changes to these fees, see above, under “Overview—Our Adviser and Administrator—Advisory Agreements.” The following table summarizes the base management, incentive, and capital gains fees due to our Adviser, in each case, as applicable, net of the respective credits, and the administration fee due to our Administrator for the years ended December 31, 2020 and 2019 (dollars in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Base management fee, gross(1)	$4,289	$3,623	$666	18.4%
Credits granted by Adviser’s board of directors applied against the base management fee(2)	—	(1,543)	1,543	(100.0)%
Base management fee, net	4,289	2,080	2,209	106.2%
Incentive fee, gross(1)	3,038	847	2,191	258.7%
Credits granted by Adviser’s board of directors applied against the incentive fee(2)	—	—	—	—%
Incentive fee, net	3,038	847	2,191	258.7%
Capital gains fee, gross(1)	—	—	—	—%
Credits granted by Adviser’s board of directors applied against the capital gains fee(2)	—	—	—	—%
Capital gains fee, net	—	—	—	—%
Total fees to Adviser, gross	7,327	4,470	2,857	63.9%
Total credits granted by Adviser’s board of directors(1)	—	(1,543)	1,543	(100.0)%
Total fees to Adviser, net	$7,327	$2,927	$4,400	150.3%

Administration fee to Administrator(1)	$1,448	$1,207	$241	20.0%
(1)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
(2)Represent non-contractual, unconditional, and irrevocable waivers granted to us by our Adviser.
The base management fee increased during the year ended December 31, 2020, as compared to the prior year, primarily due to a change in the calculation of the base management fee. For the year ended December 31, 2020, the base management fee was calculated as 0.125% (0.5% per annum) of the respective prior calendar quarter’s Gross Tangible Real Estate, which base was increased due to a large volume of acquisitions during 2019 and 2020, whereas the base management fee for the year ended December 31, 2019, was calculated as 0.5% (2.0% per annum) of either the Total Adjusted Equity (through June 30, 2019) or the Total Adjusted Common Equity (from July 1, 2019, through December 31, 2019) as of the end of the respective prior calendar quarters. See above, under “Overview—Our Adviser and Administrator—Advisory Agreements—Base Management Fee,” for further discussion on the calculation of the base management fee for each period. In addition, our Adviser granted us a non-contractual, unconditional, and irrevocable waiver to be applied against the base management fee during the year ended December 31, 2019.
Our Adviser earned incentive fees during each of the years ended December 31, 2020 and 2019 due to our Pre-Incentive Fee FFO (as defined in the respective agreements with our Adviser) exceeding the required hurdle rate of the equity base applicable to each period. Incentive fees were earned during the first, third, and fourth quarters of fiscal year 2020, as compared to just the fourth quarter of fiscal year 2019.
Our Adviser did not earn a capital gains fee during the year ended December 31, 2020 or 2019, as we did not sell any of our properties during either period.
The administration fee paid to our Administrator increased during the year ended December 31, 2020, as compared to the prior year, primarily due to hiring additional personnel and us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased during the year ended December 31, 2020, as compared to the prior year, primarily due to increases in certain professional fees and stockholder-related expenses. During the year ended December 31, 2020, we incurred additional legal fees related to an offering that was subsequently aborted, at which time the costs were expensed, and stockholder-related expenses were higher due to a one-time listing fee paid to Nasdaq for the listing of our Series B Preferred Stock.
Other Income (Expense)

Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our consolidated financial statements) and interest earned on short-term investments, increased for the year ended December 31, 2020, as compared to the prior year, primarily driven by additional interest patronage received from Farm Credit (due to increased borrowings from Farm Credit).
During the year ended December 31, 2020, we recorded approximately $1.3 million of interest patronage from Farm Credit related to interest accrued during 2019, compared to approximately $700,000 of interest patronage recorded during the prior year. The interest patronage received from Farm Credit during 2020 that related to 2019 interest expense resulted in a 20.4% decrease (approximately 98 basis points) to our effective interest rate on our aggregate borrowings from Farm Credit during the year ended December 31, 2019. During the year ended December 31, 2020, we also received approximately $306,000 of additional interest patronage from Farm Credit, as certain Farm Credit associations prepaid a portion of the 2020 interest patronage (which relates to interest accrued during 2020 but is typically received in 2021). In addition, Other income for the year ended December 31, 2020, also includes $200,000 of income as a result of a commission rebate received in connection with a property acquired during the period. Other income for the year ended December 31, 2019, also includes an aggregate of approximately $208,000 of additional income as a result of accumulated deferred revenue related to a sale agreement for one of our farms that was later terminated and a commission rebate received in connection with a property acquired during the period.
Interest expense increased for the year ended December 31, 2020, as compared to the prior year, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock) outstanding for the year ended December 31, 2020, was approximately $502.4 million, as compared to approximately $397.9 million for the prior year. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the overall effective interest rate charged on our aggregate borrowings was 3.95% for each of the years ended December 31, 2020 and 2019.
During each of the years ended December 31, 2020 and 2019, we paid aggregate distributions on our Series A Term Preferred Stock (which distributions are treated similar to interest expense) of approximately $1.8 million.
During the year ended December 31, 2020, and 2019, we recorded net losses on dispositions of real estate assets primarily due to the disposal of certain irrigation improvements on certain of our farms, partially offset during the year ended December 31, 2020, by net gains recognized on the sale of irrigation pivots on two of our farms that were replaced.
The net property and casualty recovery recorded during the years ended December 31, 2020 and 2019 related to insurance recoveries received for certain irrigation improvements that were damaged due to natural disasters.
During the year ended December 31, 2020, we recognized a loss in an unconsolidated entity of approximately $4,000. We first acquired an interest in this entity during the three months ended September 30, 2019; there was no material gain or loss recognized during the year ended December 31, 2019.
During the year ended December 31, 2020, the aggregate dividends paid on our Series B Preferred Stock and Series C Preferred Stock increased over that of the prior year due to additional shares issued and outstanding during the current year. In addition, during the year ended December 31, 2020, we also wrote off approximately $44,000 of offering costs related to redemptions of our Series B Preferred Stock.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the New MetLife Facility), and issuances of additional equity securities. Our current available liquidity is approximately $75.3 million, consisting of approximately $51.2 million in cash on hand and, based on the current level of collateral pledged, approximately $24.2 million of availability under the New MetLife Facility (subject to compliance with covenants).
Future Capital Needs
Our short- and long-term liquidity requirements consist primarily of making distributions to stockholders (including non-controlling OP Unitholders, if any) to maintain our qualification as a REIT, funding our general operating costs, making principal and interest payments on outstanding borrowings, making dividend payments on our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock, and, as capital is available, funding new farmland and farm-related acquisitions consistent with our investment strategy.
Notwithstanding the current COVID-19 pandemic, we believe that our current and short-term cash resources will be sufficient to fund our distributions to stockholders (including non-controlling OP Unitholders, if any), service our debt, pay dividends on our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock, and fund our current operating costs in the near term. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including, but not limited to, shares of common stock through our ATM Program, OP Units through our Operating Partnership as consideration for future acquisitions, and shares of our Series C Preferred Stock), long-term mortgage indebtedness and bond issuances, and other secured and unsecured borrowings. While public equity markets have experienced significant volatility lately, based on discussions with our lenders, we do not believe there will be a credit freeze in the near term. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near-term debt obligations and operating expenses.
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
Cash Flow Resources
The following table summarizes total net cash flows for operating, investing, and financing activities for the years ended December 31, 2020 and 2019 (dollars in thousands):

	2020	2019	$ Change	% Change
Net change in cash from:
Operating activities	$25,002	$21,370	$3,632	17.0%
Investing activities	(272,901)	(262,650)	(10,251)	(3.9)%
Financing activities	243,429	240,238	3,191	1.3%
Net change in Cash and cash equivalents	$(4,470)	$(1,042)	$(3,428)	329.0%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased for the year ended December 31, 2020, as compared to the prior year, primarily due to additional rental payments received from recent acquisitions and an early lease termination payment of approximately $3.0 million received from the outgoing tenant on four of our farms in Arizona, partially offset by increases in the amount of fees paid to our Adviser and interest payments made.
Investing Activities
The increase in cash used in investing activities for the year ended December 31, 2020, as compared to the prior-year period, was primarily due to an increase in aggregate cash paid for acquisitions of new farms and capital improvements on existing farms during the year ended December 31, 2020, which was approximately $10.2 million more than the prior year.
Financing Activities
The increase in cash provided by financing activities during the year ended December 31, 2020, as compared to the prior-year period, was primarily due to an increase in aggregate net cash proceeds from equity issuances (including the Series B Preferred Stock, the Series C Preferred Stock, and our common stock) of approximately $14.6 million, partially offset by an increase in distributions of approximately $6.8 million and a decrease in net borrowings of approximately $4.2 million for the year ended December 31, 2020, as compared to that of the prior year.
Debt Capital
New MetLife Facility
As amended on February 20, 2020, the New MetLife Facility currently consists of the $75.0 million New MetLife Term Note and the $75.0 million MetLife Lines of Credit. We currently have $36.9 million outstanding on the New MetLife Term Note and $100,000 outstanding under the MetLife Lines of Credit. While $113.0 million of the full commitment amount under the

New MetLife Facility remains undrawn, based on the current level of collateral pledged, we currently have approximately $24.2 million of availability under the New MetLife Facility. The draw period for the New MetLife Term Note expires on December 31, 2022, after which time MetLife has the option to be relieved of its obligation to disburse any additional undrawn funds under the New MetLife Term Note.
Farmer Mac Facility
As amended on December 10, 2020, our agreement with Farmer Mac Facility provides for bond issuances up to an aggregate amount of $225.0 million by May 31, 2023, after which, Farmer Mac has the option to be relieved of its obligation to purchase additional bonds under this facility. To date, we have issued aggregate bonds of approximately $95.2 million under the Farmer Mac Facility.
Farm Credit and Other Lenders
Since September 2014, we have closed on 41 separate loans with 11 different Farm Credit associations (for additional information on these associations, see Note 4, “Borrowings,” within the accompanying notes to our consolidated financial statements). We also currently have borrowing relationships with three other agricultural lenders and are continuously reaching out to other lenders to establish prospective new relationships. While we do not have any additional availability under any of these programs based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with existing and new lenders in connection with certain potential new acquisitions in the future. We currently have one farm worth approximately $1.6 million that is unencumbered and eligible to be pledged as collateral.
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2020, through the date of this filing (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series B Preferred Stock(2)	1,229,531	$24.52	$30,148	$27,664
Series C Preferred Stock(2)(3)	1,401,961	24.81	34,789	31,895
Series D Term Preferred Stock(4)	2,415,000	25.00	60,375	58,488
Common Stock – Follow-on(4)	1,897,500	14.40	27,324	26,094
Common Stock – ATM Program	3,620,706	14.77	48,025	52,930
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).
(2)Excludes share redemptions during the applicable time period.
(3)Excludes approximately 625 shares issued pursuant to the DRIP.
(4)Includes the underwriters’ exercise in full of the over-allotment option in connection with the offering.
Our 2020 Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our consolidated financial statements) permits us to issue up to an aggregate of $1.0 billion in securities (including approximately $650.0 million originally reserved for issuance of shares of the Series C Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $34.8 million of Series C Preferred Stock, $60.4 million of Series D Term Preferred Stock, and $75.3 million of common stock (including approximately $48.0 million through our ATM Program) respectively, under the 2020 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the years ended December 31, 2020 and 2019 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Years Ended December 31,
	2020	2019
Net income	$4,955	$1,762
Less: Aggregate dividends declared on Series B Preferred Stock and Series C Preferred Stock(1)	(9,322)	(4,240)
Net loss available to common stockholders and non-controlling OP Unitholders	(4,367)	(2,478)
Plus: Real estate and intangible depreciation and amortization	16,655	12,790
Plus: Losses on dispositions of real estate assets, net	2,180	328
Adjustments for unconsolidated entities(2)	18	1
FFO available to common stockholders and non-controlling OP Unitholders	14,486	10,641
Plus: Acquisition- and disposition-related expenses	210	380
Plus (less): Other nonrecurring charges (receipts), net(3)	159	(1)
CFFO available to common stockholders and non-controlling OP Unitholders	14,855	11,020
Net rent adjustments	(1,305)	(382)
Plus: Amortization of debt issuance costs	756	630
Plus: Other non-cash charges, net(4)	40	—
AFFO available to common stockholders and non-controlling OP Unitholders	$14,346	$11,268

Weighted average common stock outstanding—basic & diluted	22,258,121	19,602,533
Weighted-average common OP Units outstanding	131,745	235,613
Weighted-average total common shares outstanding	22,389,866	19,838,146

Diluted FFO per weighted average total common share	$0.65	$0.54
Diluted CFFO per weighted average total common share	$0.66	$0.56
Diluted AFFO per weighted average total common share	$0.64	$0.57
(1)Includes (i) cash dividends paid on our Series B Preferred Stock and Series C Preferred Stock, (ii) the pro-rata write-off of offering costs related to shares of Series B Preferred Stock and Series C Preferred Stock that were redeemed, and (iii) the value of additional shares of Series C Preferred Stock issued pursuant to the DRIP.
(2)Represents our pro-rata share of depreciation expense recorded in unconsolidated entities during the period.

(3)Consists primarily of costs related to an aborted offering and a one-time listing application fee that were charged to expense during the year ended December 31, 2020, partially offset by net property and casualty recoveries recorded, net of the cost of related repairs expensed, as a result of the damage caused to certain irrigation improvements by natural disasters on certain of our properties.
(4)Consists of (i) the pro-rata write-off of offering costs related to shares of the Series B Preferred Stock and Series C Preferred Stock that were redeemed, which were noncash charges, (ii) the amount of dividends on the Series C Preferred Stock paid via issuing new shares (pursuant to the DRIP), and (iii) our remaining pro-rata share of income (loss) recorded from investments in unconsolidated entities during the period.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of December 31, 2020, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	26	14,544	13,458	$256,097	$255,991	22.0%
Third-party Appraisal(2)	111	86,535	70,024	792,557	906,533	78.0%
Total	137	101,079	83,482	$1,048,654	$1,162,524	100.0%
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.
(2)Appraisals performed between March 2020 and December 2020.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of December 31, 2020, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$678 – $127,436	$35,890
Market Rent (per farmable acre)	$421 – $3,759	$1,991
Market Capitalization Rate	3.68% – 10.06%	4.70%
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of December 31, 2020, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended December 31, 2020, from the prior value basis as of September 30, 2020, is provided in the table below (dollars in thousands):

Total portfolio fair value as of September 30, 2020		$970,881
Plus: Acquisition of 14 new farms during the three months ended December 31, 2020		191,643
Plus (less) net value appreciation (depreciation) during the three months ended December 31, 2020:
10 farms valued via third-party appraisals	$—
Total net appreciation for the three months ended December 31, 2020		—
Total portfolio fair value as of December 31, 2020		$1,162,524
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of December 31, 2020, was approximately $628.3 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $627.6 million. In addition, due to the short-term maturity of our Series A Term Preferred Stock (which had a mandatory redemption date of September 30, 2021, and was redeemed on February 12, 2021), its carrying value (exclusive of unamortized offering costs) of approximately $28.8 million was deemed to approximate its fair value as of December 31, 2020. The fair value of our Series B Preferred Stock was determined using the closing stock price as of December 31, 2020, of $25.05 per share. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series C Preferred Stock to be $25.00 per share as of December 31, 2020 (see Exhibit 99.1 to this Form 10-K).
Calculation of Estimated Net Asset Value
To provide our stockholders with an estimate of the fair value of our real estate assets, we intend to estimate the fair value of our farms and farm-related properties and provide an estimated net asset value (“NAV”) on a quarterly basis. NAV is a non-

GAAP, supplemental measure of financial position of an equity REIT and is calculated as total equity, adjusted for the increase or decrease in fair value of our real estate assets and long-term borrowings (including any preferred stock required to be treated as debt for GAAP purposes) relative to their respective costs bases. Further, we calculate NAV per common share by dividing NAV by our total common shares outstanding (consisting of our common stock and OP Units held by non-controlling limited partners).
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
As of December 31, 2020, we estimate the NAV per common share to be $12.23. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$383,790
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(1,048,654)
Plus: estimated fair value of real estate holdings(2)	1,162,524
Net fair value adjustment for real estate holdings		113,870
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	656,340
Less: fair value of aggregate long-term indebtedness(3)(4)	(657,045)
Net fair value adjustment for long-term indebtedness		(705)
Estimated NAV		$496,955
Less: aggregate fair value of Series B Preferred Stock and Series C Preferred Stock(5)		(176,410)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$320,545
Total common shares and OP Units outstanding(6)		26,219,019
Estimated NAV per common share and non-controlling OP Unit		$12.23
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.
(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series A Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series A Term Preferred Stock was valued at its liquidation value.
(5)The Series B Preferred Stock was valued based on its closing stock price as of December 31, 2020, while the Series C Preferred Stock was valued at its liquidation values, as discussed above.
(6)Includes 26,219,019 shares of common stock and zero OP Units held by non-controlling OP Unitholders.
A quarterly rollforward in the estimated NAV per common share and OP Unit for the three months ended December 31, 2020, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of September 30, 2020		$11.97
Less net loss attributable to common stockholders and non-controlling OP Unitholders		(0.10)
Adjustments for net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.15
Net change in unrealized fair value of long-term indebtedness	0.07
Net change in valuations		0.22
Less distributions on common stock and non-controlling OP Units		(0.13)
Plus net accretive effect of equity issuances		0.27
Estimated NAV per common share and non-controlling OP Unit as of December 31, 2020		$12.23
(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) no change due to the farms that were valued during the three months ended December 31, 2020, (ii) an increase of $0.19 per share due to the aggregate depreciation and amortization expense recorded during the three months ended December 31, 2020, and (iii) a decrease of $0.04 per share due to capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $12.23 as of December 31, 2020, based on the calculation above, the closing price of our common stock on December 31, 2020, was $14.64.
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
February 24, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Gladstone Land Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gladstone Land Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Price Allocations for Real Estate Acquisitions – Land Valued Using a Sales Comparison Approach

As described in Notes 2 and 3 to the consolidated financial statements, during 2020 the Company completed 13 real estate acquisitions consisting of 26 farms for a total purchase price of $256 million, which consisted of $125 million of land. Management allocates the purchase price of real estate to (i) the tangible assets acquired and liabilities assumed (typically consisting of land, buildings, improvements, horticulture, and long-term debt) and, if applicable, (ii) any identifiable intangible assets and liabilities (typically consisting of in-place lease values, lease origination costs, the values of above- and below-market leases, and tenant relationships), based in each case on their relative fair values. Management’s estimates of fair value are made using methods such as a sales comparison approach, a cost approach, and either an income capitalization approach or discounted cash flow analysis.

The principal considerations for our determination that performing procedures relating to the purchase price allocations for real estate acquisitions – land valued using a sales comparison approach is a critical audit matter are the significant judgment by management when developing the estimated fair value of the land, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the comparable sales used in the sales comparison approach used to value the land.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the purchase agreements; (ii) testing management’s process for developing the estimated fair value of the land; (iii) testing the completeness and accuracy of data used by management in estimating the fair value of the land; (iv) evaluating the appropriateness of the sales comparison approach; and (v) evaluating the reasonableness of the comparable sales used in the sales comparison approach. Evaluating the reasonableness of the comparable sales involved evaluating whether the comparable sales used by management were reasonable considering the consistency with (i) external market and industry data, (ii) previous real estate acquisitions, and (iii) evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 24, 2021
We have served as the Company’s auditor since 2005.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per-share data)

	December 31, 2020	December 31, 2019
ASSETS
Investments in real estate, net	$1,046,203	$792,081
Lease intangibles, net	3,732	4,827
Cash and cash equivalents	9,218	13,688
Other assets, net	8,136	6,191
TOTAL ASSETS	$1,067,289	$816,787

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	623,961	481,829
Series A cumulative term preferred stock, $0.001 par value; $25.00 per share liquidation preference; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of December 31, 2020 and 2019, net	28,594	28,359
Accounts payable and accrued expenses	9,081	10,132
Due to related parties, net	2,484	2,169
Other liabilities, net	19,279	15,228
Total liabilities	683,499	537,817
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value; $25.00 per share liquidation preference; 6,456,065 shares authorized, 5,956,065 shares issued and outstanding as of December 31, 2020; 6,485,400 shares authorized, 4,755,869 shares issued and outstanding as of December 31, 2019	6	5
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,999,862 shares authorized, 1,088,435 shares issued and outstanding as of December 31, 2020; no shares authorized, issued, or outstanding as of December 31, 2019	1	—
Common stock, $0.001 par value; 65,544,073 shares authorized, 26,219,019 shares issued and outstanding as of December 31, 2020; 91,514,600 shares authorized, 20,936,658 shares issued and outstanding as of December 31, 2019	26	21
Additional paid-in capital	440,470	315,770
Accumulated other comprehensive loss	(1,500)	(390)
Distributions in excess of accumulated earnings	(55,213)	(38,785)
Total stockholders’ equity	383,790	276,621
Non-controlling interests in Operating Partnership	—	2,349
Total equity	383,790	278,970
TOTAL LIABILITIES AND EQUITY	$1,067,289	$816,787

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)

	For the Years Ended December 31,
	2020	2019
OPERATING REVENUES:
Lease revenue, net	$57,031	$40,692
Total operating revenues	57,031	40,692
OPERATING EXPENSES:
Depreciation and amortization	16,655	12,790
Property operating expenses	1,848	2,473
Base management fee	4,289	3,623
Incentive fee	3,038	847
Administration fee	1,448	1,207
General and administrative expenses	2,102	1,989
Total operating expenses	29,380	22,929
Credits to fees from Adviser	—	(1,543)
Total operating expenses, net of credits to fees	29,380	21,386
OTHER INCOME (EXPENSE):
Other income	1,872	938
Interest expense	(20,621)	(16,331)
Dividends declared on Series A cumulative term preferred stock	(1,833)	(1,833)
Loss on dispositions of real estate assets, net	(2,180)	(328)
Property and casualty recovery, net	70	10
Loss from investments in unconsolidated entities	(4)	—
Total other expense, net	(22,696)	(17,544)
NET INCOME	4,955	1,762
Net income attributable to non-controlling interests	(29)	(21)
NET INCOME ATTRIBUTABLE TO THE COMPANY	4,926	1,741
Dividends declared on Series B cumulative redeemable preferred stock	(8,837)	(4,240)
Other charges related to redemptions of Series B cumulative redeemable preferred stock	(44)	—
Dividends declared on Series C cumulative redeemable preferred stock	(441)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,396)	$(2,499)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.20)	$(0.13)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	22,258,121	19,602,533

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(In thousands, except share and per-share data)

	For the Years Ended December 31,
	2020	2019
COMPREHENSIVE INCOME:
Net income attributable to the Company	$4,926	$1,741
Change in fair value related to interest rate hedging instruments	(1,110)	(390)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$3,816	$1,351

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2018	1,144,393	$1	—	$—	17,891,340	$18	$202,053	$—	$(25,826)	$176,246	$4,807	$181,053
Issuance of Series B Preferred Stock, net	3,626,076	4	—	—	—	—	80,738	—	—	80,742	—	80,742
Redemptions of Series B Preferred Stock	(14,600)	—	—	—	—	—	(340)	—	—	(340)	—	(340)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	3,275	3,275
Redemptions of OP Units	—	—	—	—	570,879	1	4,714	—	—	4,715	(4,715)	—
Issuance of common stock, net	—	—	—	—	2,474,439	2	27,695	—	—	27,697	—	27,697
Net income	—	—	—	—	—	—	—	—	1,741	1,741	21	1,762
Dividends—Series B Preferred Stock	—	—	—	—	—	—	—	—	(4,240)	(4,240)	—	(4,240)
Distributions—OP units and common stock	—	—	—	—	—	—	—	—	(10,460)	(10,460)	(129)	(10,589)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	(390)	—	(390)	—	(390)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	910	—	—	910	(910)	—
Balance at December 31, 2019	4,755,869	$5	—	$—	20,936,658	$21	$315,770	$(390)	$(38,785)	$276,621	$2,349	$278,970
Issuance of Series B Preferred Stock, net	1,229,531	1	—	—	—	—	27,049	—	—	27,050	—	27,050
Redemptions of Series B Preferred Stock	(29,335)	—	—	—	—	—	(637)	—	(44)	(681)	—	(681)
Issuance of Series C Preferred Stock, net	—	—	1,088,573	1	—	—	24,715	—	—	24,716	—	24,716
Redemptions of Series C Preferred Stock	—	—	(138)	—	—	—	(3)	—	—	(3)	—	(3)
Redemptions of OP Units	—	—	—	—	288,304	—	4,383	—	—	4,383	(4,383)	—
Issuance of common stock, net	—	—	—	—	4,994,057	5	71,267	—	—	71,272	—	71,272
Net income	—	—	—	—	—	—	—	—	4,926	4,926	29	4,955
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	—	(9,278)	(9,278)	—	(9,278)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	(12,032)	(12,032)	(69)	(12,101)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	(1,110)	—	(1,110)	—	(1,110)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(2,074)	—	—	(2,074)	2,074	—
Balance at December 31, 2020	5,956,065	$6	1,088,435	$1	26,219,019	$26	$440,470	$(1,500)	$(55,213)	$383,790	$—	$383,790
The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,955	$1,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,655	12,790
Amortization of debt issuance costs	756	630
Amortization of deferred rent assets and liabilities, net	(215)	(336)
Loss from investments in unconsolidated entities	4	—
Bad debt expense	17	13
Loss on dispositions of real estate assets, net	2,180	328
Property and casualty recovery, net	(70)	(10)
Changes in operating assets and liabilities:
Other assets, net	(1,737)	(896)
Accounts payable and accrued expenses and Due to related parties, net	(744)	1,869
Other liabilities, net	3,201	5,220
Net cash provided by operating activities	25,002	21,370
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(255,948)	(250,007)
Capital expenditures on existing real estate assets	(16,510)	(12,290)
Contributions to unconsolidated real estate entities	(573)	(587)
Proceeds from dispositions of real estate assets	342	—
Insurance proceeds received capitalized as real estate additions	68	84
Deposits on prospective real estate acquisitions and investments	(280)	150
Net cash used in investing activities	(272,901)	(262,650)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	130,348	118,357
Offering costs	(6,620)	(9,186)
Redemption of cumulative redeemable preferred stock (Series B and Series C)	(684)	(340)
Borrowings from notes and bonds payable	156,053	155,659
Repayments of notes and bonds payable	(13,413)	(8,836)
Borrowings from lines of credit	22,300	45,600
Repayments of lines of credit	(22,300)	(45,600)
Payments of financing fees	(1,172)	(1,181)
Dividends paid on cumulative redeemable preferred stock (Series B and Series C)	(8,982)	(3,646)
Distributions paid on common stock	(12,033)	(10,460)
Distributions paid to non-controlling interests in Operating Partnership	(68)	(129)
Net cash provided by financing activities	243,429	240,238
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,470)	(1,042)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,688	14,730
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,218	$13,688

The accompanying notes are an integral part of these consolidated financial statements.
GLADSTONE LAND CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid(1)	$22,501	$15,974
NON-CASH OPERATING, INVESTING, AND FINANCING INFORMATION:
Issuance of non-controlling interests in Operating Partnership in conjunction with acquisitions	—	3,290
Operating lease right-of-use assets included in Other assets, net	—	178
Operating lease liabilities included in Other liabilities, net	—	172
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	1,575	1,979
Loss on dispositions of real estate assets, net included in Accounts payable and accrued expenses and Due to related parties, net	—	122
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	74	—
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	135	63
Lender holdback on loan issuance	—	498
Unrealized loss related to interest rate hedging instrument	(1,500)	(390)
Dividends paid on Series C Preferred Stock via additional share issuances	6	—
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
Organization
We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of December 31, 2020 and 2019, the Company owned 100.0% and approximately 98.6%, respectively, of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).

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
Real Estate and Lease Intangibles
Our investments in real estate consist of farmland, improvements made to the farmland (consisting primarily of irrigation and drainage systems and buildings), and permanent plantings acquired in connection with certain land purchases (consisting primarily of almond and pistachio trees, blueberry bushes, and wine vineyards). We record investments in real estate at cost and generally capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset.

We expense costs of routine repairs and maintenance as such costs are incurred. We generally compute depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the shorter of the estimated useful life or 40 years for permanent plantings, 5 to 10 years for equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements.
Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, and other of our acquisitions involve the acquisition of farmland that was already being operated as rental property, in which case we will typically assume the lease in place at the time of acquisition. Most of our acquisitions, including those with a prior leasing history, are generally treated as asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property Plant and Equipment.”
Regardless of whether an acquisition is considered an asset acquisition under ASC 360 or a business combination under ASC 805, “Business Combinations,” both ASC 360 and ASC 805 require that the purchase price of real estate be allocated to (i) the tangible assets acquired and liabilities assumed (typically consisting of land, buildings, improvements, permanent plantings, and long-term debt) and, if applicable, (ii) any identifiable intangible assets and liabilities (typically consisting of in-place lease values, lease origination costs, the values of above- and below-market leases, and tenant relationships), based in each case on their fair values. In addition, for acquisitions accounted for as asset acquisitions under ASC 360, all acquisition-related costs (other than legal costs incurred directly related to either originating new leases we execute upon acquisition or reviewing in-place leases we assumed upon acquisition) are capitalized and included as part of the fair value allocation of the identifiable tangible and intangible assets acquired or liabilities assumed. ASC 805 required that all costs related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.
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
We allocate the purchase price to the fair value of the tangible assets and liabilities of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, buildings, improvements, and permanent plantings, based on management’s determination of the relative fair values of such assets and liabilities as of the date of acquisition.
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
Total consideration for acquisitions may include a combination of cash and equity securities, such as OP Units. When OP Units are issued in connection with acquisitions, we determine the fair value of the OP Units issued based on the number of units issued multiplied by the closing price of the Company’s common stock on the date of acquisition. Unless otherwise noted, all properties acquired during 2020 and 2019 were accounted for as asset acquisitions under ASC 360.
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
We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of December 31, 2020 and 2019, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
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
Cash and Cash Equivalents
We consider cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. Our cash and cash equivalents as of December 31, 2020 and 2019 were held in the custody of one financial institution, and our balance at times may exceed federally-insurable limits. We did not have any restricted cash or restricted cash equivalents as of December 31, 2020 or 2019.
Debt Issuance Costs
Debt issuance costs consist of costs incurred to obtain debt financing, including legal fees, origination fees, and administrative fees. Costs associated with our long-term borrowings are deferred and amortized over the terms of the respective financings using the straight-line method, which approximates the effective interest method. In the case of our lines of credit, the straight-line method is used due to the revolving nature of the financing instrument. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense. In addition, in accordance with ASC 470, “Debt,” when a financing arrangement is amended so that the only material change is an increase in the borrowing capacity, the unamortized deferred financing costs from the prior arrangement is amortized over the term of the new arrangement. During the years ended December 31, 2020 and 2019, we recorded approximately $756,000 and $630,000, respectively, of total amortization expense related to debt issuance costs.
Deferred Offering Costs
We account for offering costs in accordance with SEC Staff Accounting Bulletin Topic 5.A., which states that incremental offering costs directly attributable to a proposed or actual offering of securities may be deferred and charged against the gross proceeds of such offering. Accordingly, costs incurred related to our ongoing equity offerings are included in Other assets, net on the accompanying Consolidated Balance Sheets and are ratably applied to the cost of equity as the related securities are issued. If an equity offering is subsequently terminated, the remaining, unallocated portion of the related deferred offering costs are charged to expense in the period such offering is aborted and recorded as General and administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Income. During the year ended December 31, 2020, we incurred approximately $113,000 of costs for an offering that was subsequently aborted and charged such costs to General and administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Income.
Other Assets and Other Liabilities
Other assets, net generally consists primarily of net deferred rent assets, rents receivable, deferred offering costs, prepaid expenses, deferred financing costs associated with our lines of credit, operating lease right-of-use assets, deposits on potential real estate acquisitions, and other miscellaneous receivables. As of December 31, 2020 and 2019, the balance in Other assets, net also consists of approximately $1.4 million and $1.6 million, respectively, for the net depreciated cost of five industrial generators used to provide power for newly-drilled wells on certain of our farms until such wells were connected to a permanent power source, as well as a net ownership interest in an LLC valued at approximately $1.2 million and $587,000, respectively, which interest was acquired in connection with certain property acquisitions during the years ended December 31, 2020 and 2019 (see “—Investments in Unconsolidated Entities” below and also Note 3, “Real Estate and Lease Intangibles—Acquisitions” for further discussion on the LLC ownership interests acquired).
Other liabilities, net generally consists primarily of rents received in advance, net deferred rent liabilities, and operating lease liabilities. As of December 31, 2020 and 2019, the balance in Other liabilities, net also consists of a net liability of approximately $1.5 million and $390,000, respectively, related to changes in fair values of various interest rate swap agreements we are party to.
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
As of each of December 31, 2020 and 2019, we concluded that we had one investment in a VIE, and because we are not the primary beneficiary, we did not consolidate the entity. However, as our investment in the VIE is deemed to constitute “significant influence,” we have accounted for this investment in a VIE under the equity method of accounting in accordance with ASC 323, “Investments—Equity Method and Joint Ventures.” We have recorded our investment at cost and will adjust the carrying amount of the investment to recognize our share of any earnings or losses of the investee. Our investment in the unconsolidated entity is included within Other assets, net on the accompanying Condensed Balance Sheet, and our share of any earnings or losses of the unconsolidated entity will be reflected on the Consolidated Statements of Operations and Comprehensive Income. During the years ended December 31, 2020 and 2019, we recorded a net loss of approximately $4,000 and net income of $0, respectively, which represented our share of earnings or losses recognized by the unconsolidated entity during our respective periods of ownership.
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
Lease Revenue
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
Other Income
We record non-operating and unusual or infrequent income as Other income on our Consolidated Statements of Operations and Comprehensive Income. Other income recorded for each of the years ended December 31, 2020 and 2019 was primarily from interest patronage received on certain of our long-term borrowings (see Note 4, “Borrowings,” for additional information on interest patronage recorded during each of the years ended December 31, 2020 and 2019). In addition, during the year ended December 31, 2020, we recognized a commission rebate of $200,000 that was received in connection with a property acquired during the year. During the year ended December 31, 2019, we recognized $170,000 of income related to a sale agreement for one of our farms that was terminated. Payments received from the potential buyer of the farm were initially deferred and were then recognized as income upon termination of the agreement.
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
Income Taxes
We have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT under the Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). Beginning with our tax year ended December 31, 2013, we elected to be taxed as a REIT for federal income tax purposes, and Land Advisers has been treated as a wholly-owned TRS that is subject to federal and state income taxes.
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
For the tax years ended December 31, 2020 and 2019, we did not have any undistributed REIT taxable income, nor was there any taxable income or loss from Land Advisers.
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
We perform an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. As of December 31, 2020 and 2019, we had no provisions for uncertain tax positions. The prior three tax years remain open for an audit by the Internal Revenue Service.
Comprehensive Income
We record the effective portion of changes in the fair value of the interest rate swap agreements that qualify as cash flow hedges to accumulated other comprehensive income. For the years ended December 31, 2020 and 2019, we reconciled net income attributable to the Company to comprehensive income attributable to the Company on the accompanying Consolidated Statements of Operations and Comprehensive Income. Prior to the year ended December 31, 2019, comprehensive income equaled net income; therefore, a separate statement of comprehensive income was not included in the accompanying consolidated financial statements.
Segment Reporting
We manage our operations on an aggregated, single-segment basis for purposes of assessing performance and making operating decisions and, accordingly, have only one reporting and operating segment.
Recently-Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair market value through net income. The standard also requires that financial assets measured at amortized cost be presented at the net amount anticipated to be collected via an allowance for credit losses that is deducted from the amortized cost basis. Pursuant to ASU 2016-13, we will be required to measure all expected credit losses based upon historical experience, current conditions, and reasonable (and supportable) forecasts that affect the collectability of the financial asset. We adopted ASU 2016-13 on January 1, 2020, and it has not had a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”). The main provisions of this update provide optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020. We adopted ASU 2020-04 on January 1, 2020, and it has not resulted in a material impact to our consolidated financial statements, as ASU 2020-04 allows for prospective application of any changes in the effective interest rate for LIBOR-based debt and also provides for practical expedients that will allow us to continue to treat our derivative instruments designed as cash flow hedges consistent to how they are accounted for now.
In April 2020, the FASB issued a staff question-and-answer document, “Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic” (the “COVID-19 Q&A”), to address certain frequently-asked questions pertaining to lease concessions arising from the effects of the COVID-19 pandemic. Existing lease guidance requires entities to determine if a lease concession was a result of a new arrangement reached with the tenant (which would be addressed under the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (which would not fall under the lease modification accounting framework). The COVID-19 Q&A clarifies that entities may elect to not evaluate whether lease-related relief granted in light of the effects of COVID-19 is a lease modification, provided that the concession does not result in a substantial increase in rights of the lessor or obligations of the lessee. This election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than the total payments required by the original contract. In July 2020, we granted rent deferrals to two tenants who owed aggregate rents of approximately $343,000, which was originally scheduled to be paid on July 1, 2020. The agreements with these tenants provided for extensions of up to 123 days, extending the new due dates for these rental payments to be on or before November 1, 2020. These rental payments were collected in full during the year ended December 31, 2020. We have elected to not evaluate these lease amendments under the lease modification accounting framework.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 137 farms we owned as of December 31, 2020 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)	55	25,197	23,531	$621,549	$378,419
Florida	23	20,770	16,256	209,732	130,068
Arizona(4)	6	6,280	5,228	58,837	19,843
Colorado	12	32,773	25,577	48,353	30,549
Washington	3	1,384	1,001	39,467	25,475
Nebraska	9	7,782	7,050	30,672	19,296
Michigan	15	962	682	11,950	7,079
Texas	1	3,667	2,219	8,328	5,117
Maryland	4	759	693	6,308	3,728
Oregon	3	418	363	6,127	3,898
South Carolina	3	597	447	3,812	2,259
North Carolina	2	310	295	2,245	1,206
Delaware	1	180	140	1,274	753
Totals	137	101,079	83,482	$1,048,654	$627,690
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
(2)Excludes approximately $3.6 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of December 31, 2020, this investment had a net carrying value of approximately $1.2 million and is included within Other assets, net on the accompanying Consolidated Balance Sheets.
(4)Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $1.6 million as of December 31, 2020 (included in Lease intangibles, net on the accompanying Consolidated Balance Sheets).
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019
Real estate:
Land and land improvements	$713,333	$583,247
Permanent Plantings	202,420	107,941
Irrigation and drainage systems	141,408	108,222
Farm-related facilities	28,146	20,665
Other site improvements	10,132	7,180
Real estate, at gross cost	1,095,439	827,255
Accumulated depreciation	(49,236)	(35,174)
Real estate, net	$1,046,203	$792,081
Real estate depreciation expense on these tangible assets was approximately $14.9 million and $11.2 million for the years ended December 31, 2020 and 2019, respectively.
Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of December 31, 2020 and 2019, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.0 million and $2.2 million, respectively. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $304,000 and $292,000 during the years ended December 31, 2020 and 2019, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying value of certain lease intangible assets and the related accumulated amortization as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019
Lease intangibles:
Leasehold interest – land	$3,498	$3,498
In-place leases	1,968	2,293
Leasing costs	1,640	2,066
Tenant relationships	127	414
Lease intangibles, at gross cost	7,233	8,271
Accumulated amortization	(3,501)	(3,444)
Lease intangibles, net	$3,732	$4,827
Total amortization expense related to these lease intangible assets, including amounts charged to amortization expense due to lease terminations, was approximately $1.7 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020		December 31, 2019
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$308	$(154)	$111	$(41)
Below-market lease values and other deferred revenues(2)	(908)	336	(886)	257
	$(600)	$182	$(775)	$216
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
Total amortization related to above-market lease values and lease incentives was approximately $203,000 and $128,000 for the years ended December 31, 2020 and 2019, respectively. Total accretion related to below-market lease values and other deferred revenues was approximately $113,000 and $172,000 for the years ended December 31, 2020 and 2019, respectively.
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

Period		Estimated Amortization Expense	Estimated Net Increase (Decrease) to Lease Revenue
For the fiscal years ending December 31:	2021	$664	$(26)
	2022	623	43
	2023	589	35
	2024	523	25
	2025	438	25
	Thereafter	895	316
		$3,732	$418
Acquisitions
2020 Acquisitions
During the year ended December 31, 2020, we acquired 26 new farms, which are summarized in the table below (dollars in thousands, except for footnotes).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
County Road 18	Phillips, CO	1/15/2020	1,325	2	Sugar beets, edible beans, potatoes, & corn	6.0 years	None	$7,500	$39	$416
Lamar Valley	Chase, NE	5/7/2020	678	1	Potatoes, edible beans, & corn	6.7 years	2 (5 years)	3,500	42	204
Driver Road(3)	Kern, CA	6/5/2020	590	1	Pecans	4.7 years	2 (10 years)	14,169	52	784
Mt. Hermon	Wicomico & Caroline, MD, and Sussex, DE	8/31/2020	939	5	Sod & vegetables	10.0 years	2 (5 years)	7,347	226	432
Firestone Avenue(4)(5)(6)	Fresno, CA	9/3/2020	2,534	3	Pistachios and misc. organic & conventional vegetables	1.2 years	2 (5 years)	31,833	131	1,734
West Lost Hills(4)(7)(8)	Fresno, CA	10/1/2020	801	1	Pistachios	1.1 years	4 (3 years)	31,827	77	1,752
Tractor Road	Bamberg & Orangeburg, SC	10/23/2020	597	3	Sod	9.5 years	None	3,765	72	244
American Ave	Fresno, CA	12/11/2020	236	1	Current: Table grapes; Future: Almonds	19.9 years	1 (5 years)	3,600	50	241
Round Mountain	Ventura, CA	12/15/2020	368	3	Misc. vegetables	1.6 years	None	20,750	64	949
West Sierra	Tulare, CA	12/17/2020	4,642	1	Almonds, pomegranates (conventional & organic), pistachios, and oats	9.9 years	1 (10 years)	61,500	107	3,886
Eight Mile Road(9)	San Joaquin, CA	12/24/2020	1,036	2	Conventional & organic blueberries	10.0 years	3 (5 years)	34,300	81	2,030
Rock Road(9)	Whatcom, WA	12/24/2020	638	2	Blueberries	10.0 years	3 (5 years)	31,700	74	1,885
Fountain Springs(4)	Tulare, CA	12/31/2020	160	1	Citrus (mandarins & lemons)	7.8 years	2 (5 years)	4,200	50	252
			14,544	26				$255,991	$1,065	$14,809
(1)Includes approximately $75,000 of aggregate external legal fees associated with negotiating and originating the leases associated with these acquisitions, which costs were expensed in the period incurred.
(2)Unaudited; based on the minimum cash rental payments guaranteed under the respective leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)The lease provides for an initial term of 14.7 years and includes six tenant termination options throughout the initial term. The lease term stated above represents the term through the first available termination option, and the annualized straight-line rent amount represents the rent guaranteed through the noncancellable term of the lease.
(4)Lease provides for an annual participation rent component based on the gross crop revenues earned on the farm. The rent figure above represents only the minimum cash guaranteed under the lease.
(5)Lease provides for an initial term of 8.2 years but also includes an annual tenant termination option should the tenant become physically unable to continue farming operations on the property, effective as of the end of the then-current lease year (as defined within the lease). The lease term stated above represents the term through the first available termination option, and the annualized straight-line rent amount represents the rent guaranteed through the noncancellable term of the lease.
(6)In connection with the acquisition of this property, we also acquired an ownership interest in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to this and other neighboring properties. Our acquired ownership, which equated to a 12.5% interest in the LLC, was valued at approximately $280,000 at the time of acquisition and is included within Other assets, net on the accompanying Consolidated Balance Sheets. See “Investments in Unconsolidated Entities” below for further information on our aggregate ownership interest in this LLC.
(7)Lease provides for an initial term of 3.1 years but also includes an annual tenant termination option should the tenant become physically unable to continue farming operations on the property, effective as of the end of the then-current lease year (as defined within the lease). The lease term stated above represents the term through the first available termination option, and the annualized straight-line rent amount represents the rent guaranteed through the noncancellable term of the lease.
(8)In connection with the acquisition of this property, we also acquired an ownership interest in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to this and other neighboring properties. Our acquired ownership, which equated to a 12.5% interest in the LLC, was valued at approximately $294,000 at the time of acquisition and is included within Other assets, net on the accompanying Consolidated Balance Sheets. See “Investments in Unconsolidated Entities” below for further information on our aggregate ownership interest in this LLC.
(9)These two properties were acquired as part of a single transaction. In addition, in connection with the acquisition of these properties, we committed to provide up to $3.0 million as additional compensation for a cold storage facility subject to a ground lease, contingent upon the approval by local municipal entity. We are currently unable to estimate when or if this approval will be obtained.

During the year ended December 31, 2020, in the aggregate, we recognized operating revenues of approximately $2.5 million and net income of approximately $984,000 related to the above acquisitions.
2019 Acquisitions
During the year ended December 31, 2019, we acquired 26 new farms, which are summarized in the table below (dollars in thousands, except for footnotes).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Somerset Road	Lincoln, NE	1/22/2019	695	1	Popcorn & edible beans	4.9 years	1 (5 years)	$2,400	$33	$126
Greenhills Boulevard(3)	Madera, CA	4/9/2019	928	1	Pistachios	10.6 years	2 (5 years)	28,550	141	1,721
Van Buren Trail	Van Buren, MI	5/29/2019	159	2	Blueberries & cranberries	10.6 years	2 (5 years)	2,682	26	206
Blue Star Highway	Allegran & Van Buren, MI	6/4/2019	357	8	Blueberries	10.6 years	2 (5 years)	5,100	30	390
Yolo County Line Road	Yolo, CA	6/13/2019	542	1	Olives for olive oil	14.6 years	1 (5 years)	9,190	68	624
San Juan Grade Road(4)	Monterey, CA	7/11/2019	324	1	Strawberries & vegetables	0.3 years	None	9,000	68	632
West Citrus Boulevard(5)	Martin, FL	7/22/2019	3,586	1	Water retention	8.4 years	2 (10 years)	57,790	516	3,696
Sutter Avenue (Phase I)(3)(6)	Fresno, CA	8/16/2019	1,011	1	Pistachios	8.2 years	2 (5 years)	33,000	146	2,106
Las Posas Road(7)	Ventura, CA	8/28/2019	413	3	Sod & vegetables	3.3 years	1 (2 years)	21,320	111	1,283
Withers Road(8)	Napa, CA	8/29/2019	366	1	Wine grapes	10.3 years	2 (10 years)	32,000	84	2,256
Highway 17(9)	Hayes, NE	10/7/2019	2,561	3	Corn, soybeans, & edible beans	0.2 years	None	9,690	44	489
Indian Highway(10)	Hayes & Hitchcock, NE	10/7/2019	1,289	2	Corn, soybeans, & edible beans	0.3 years	None	5,000	36	788
Sutter Avenue (Phase II)(3)(6)	Fresno, CA	11/1/2019	1,099	1	Pistachios	8.0 years	2 (5 years)	37,000	73	2,365
			13,330	26				$252,722	$1,376	$16,682
(1)Includes approximately $76,000 of aggregate external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.
(2)Unaudited; based on the minimum cash rental payments guaranteed under the respective leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)Leases provide for an annual participation rent component based on the gross crop revenues earned on the respective farms. The rent figures above represent only the minimum cash guaranteed under the respective leases.
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
(6)In connection with the acquisition of this property (which occurred in two phases), we also acquired an ownership in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to this and other neighboring properties. On August 16, 2019, we acquired an 11.75% ownership interest in the LLC that was valued at approximately $280,000 at the time of acquisition, and on November 1, 2019, we acquired an additional 13.25% interest in the LLC that was valued at approximately $307,000 at the time of acquisition. Our acquired ownership in the LLC is included within Other assets, net on the accompanying Consolidated Balance Sheets. See “Investments in Unconsolidated Entities” below for further information on our aggregate ownership interest in this LLC.
(7)In connection with this acquisition, we executed two separate lease agreements with two different, unrelated third-party tenants. The lease term of 3.3 years represents the weighted-average term of the two leases. In addition, pursuant to one of these lease agreements, we committed to provide up to $1.0 million for certain irrigation improvements on the property.
(8)In connection with the acquisition of this property, we committed to provide up to approximately $4.0 million as additional compensation, contingent upon the County of Napa approving the planting of additional vineyards on up to 47 acres of the property. Subject to such approval, we also committed to contribute up to 40,000 per approved acre for the development of such vineyards. As provided for in the lease, we will earn additional rent on all of the aforementioned costs, if any, incurred by us. See below, under “Significant Existing Real Estate Activity—Property Add-on,” for additional information on the subsequent approval of additional vineyard plantings.
(9)In connection with the acquisition of this property, we executed a 10-year, follow-on lease with a new, unrelated third-party tenant that will commence upon the expiration of the three-month lease executed on the date of acquisition. The follow-on lease provides for minimum annualized straight-line rents of approximately $630,000, plus a participation rent component based on the gross revenues earned on the farm. The farm is expected to be converted to organic farmland by the second half of 2021. In addition, the incoming tenant intends to construct a building on a portion of the property to act as its headquarters, and pursuant to the follow-on lease, we are obligated to purchase the building from the tenant at a price approximately equal to the total construction cost. Construction of this building has not yet begun, and we are unable to estimate the total cost of the building at this time. As stipulated in the follow-on lease, we will earn additional rent on the total construction cost of the building as disbursements are made by us
(10)In connection with this acquisition, we executed a four-month leaseback agreement with the seller that provides for a fixed rental payment of $250,000. In addition, we also executed a 10-year, follow-on lease with a new, unrelated third-party tenant that will commence upon the expiration of the four-month leaseback agreement. The follow-on lease provides for minimum annualized straight-line rents of approximately $372,000, plus a participation rent component based on the gross revenues earned on the farm. In addition, the farm is expected to be converted to organic farmland by the second half of 2021.
During the year ended December 31, 2019, in the aggregate, we recognized operating revenues of approximately $6.8 million and net income of approximately $2.4 million related to the above acquisitions.

Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the years ended December 31, 2020 and 2019 is as follows (dollars in thousands):

Assets (Liabilities) Acquired	2020 Acquisitions	2019 Acquisitions
Land and Land Improvements	$124,870	$164,681
Permanent plantings	93,751	58,240
Irrigation & Drainage Systems	26,837	26,184
Farm-related Facilities	6,620	2,080
Other Site Improvements	2,699	358
In-Place Leases	395	560
Leasing Costs	250	117
Above-market Lease Values(1)	54	—
Below-market Lease Values(2)	(58)	(85)
Investment in LLC(1)	573	587
Total Purchase Price	$255,991	252,722
(1)Included within Other assets, net on the accompanying Consolidated Balance Sheets.
(2)Included within Other liabilities, net on the accompanying Consolidated Balance Sheets.
Acquired Intangibles and Liabilities
The following table shows the weighted-average amortization periods (in years) for the intangible assets acquired and liabilities assumed in connection with new real estate acquired during the years ended December 31, 2020 and 2019:

	Weighted-Average Amortization Period (in Years)
Intangible Assets and Liabilities	2020	2019
In-place lease values	4.6	1.9
Leasing costs	8.3	3.0
Above-market lease values and lease incentives	10.0	0.0
Below-market lease values and other deferred revenue	1.3	2.5
All intangible assets and liabilities	5.9	2.1
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
Investments in Unconsolidated Entities
In connection with the acquisition of certain farmland located in Fresno County, California, we also acquired an ownership in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to our and other neighboring properties. As of December 31, 2020, our aggregate ownership interest in the LLC was 50.0%. As our investment in the LLC is deemed to constitute “significant influence,” we have accounted for this investment under the equity method.

During the year ended December 31, 2020, we recorded a loss of approximately $4,000 (included on our Condensed Consolidated Statements of Operations and Comprehensive Income as Income from investments in unconsolidated entities), which represented our pro-rata share of the loss recognized by the LLC. Prior to fiscal year 2020, we had not recorded any material income or loss related to our ownership interest in the LLC. Our combined ownership interest in the LLC, which had an aggregate carrying value of approximately $1.2 million and $587,000 as of December 31, 2020 and 2019, respectively, is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
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
The following tables summarize the future lease payments to be received under noncancellable leases as of December 31, 2020 (dollars in thousands):

Period		Tenant Lease Revenue
For the fiscal years ending December 31,	2021	$59,079
	2022	54,697
	2023	53,332
	2024	47,880
	2025	44,144
	Thereafter	149,930
		$409,062
Portfolio Concentrations
Credit Risk
As of December 31, 2020, our farms were leased to 81 different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10.0% of the total lease revenue recorded during the year ended December 31, 2020.
Geographic Risk
Farms located in California and Florida accounted for approximately $31.5 million (55.3%) and $13.3 million (23.4%), respectively, of the total lease revenue recorded during the year ended December 31, 2020. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster (such as an earthquake, wildfire, or flood) occur or climactic change impact the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California or Florida have been materially impacted by the recent wildfires or hurricanes that occurred in those respective regions. No other single state accounted for more than 10.0% of the total rental revenue recorded during the year ended December 31, 2020.
NOTE 4. BORROWINGS
We generally borrow at a rate of 60% of the value of the underlying agricultural real estate, and, except as noted below, the amounts borrowed are not generally guaranteed by the Company. Our borrowings as of December 31, 2020 and 2019 are summarized below (dollars in thousands):

	Carrying Value as of		As of December 31, 2020
	December 31, 2020	December 31, 2019	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Notes and bonds payable:
Fixed-rate notes payable	$492,182	$394,569	2.45%–5.70%; 3.78%	2/14/2022–11/1/2045; December 2031
Variable-rate notes payable(2)	45,525	—	2.14%–3.00%; 2.18%	12/1/2022–11/1/2045; July 2030
Fixed-rate bonds payable	89,883	90,380	2.13%–4.57%; 3.50%	8/17/2021–10/31/2028; June 2024
Total notes and bonds payable	627,590	484,949
Debt issuance costs – notes and bonds payable	(3,629)	(3,120)	N/A	N/A
Notes and bonds payable, net	$623,961	$481,829

Variable-rate revolving lines of credit	$100	$100	2.50%	4/5/2024

Total borrowings, net	$624,061	$481,929
(1)Where applicable, stated interest rates are before interest patronage (as described below).
(2)Notes were fixed subsequent to December 31, 2020; see Note 11, “Subsequent Events.”
As of December 31, 2020, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.04 billion. The weighted-average interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.95% for each of the years ended December 31, 2020 and 2019. In addition, 2019 interest patronage from our Farm Credit Notes Payable (as defined below), which we received and recorded during the three months ended March 31, 2020, resulted in a 20.4% reduction (approximately 98 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payables—Interest Patronage” for further discussion on interest patronage.
Our loan agreements generally contain various affirmative and negative covenants, including with respect to liens, indebtedness, mergers, and asset sales, and customary events of default. These agreements may also require that we satisfy certain financial covenants at the end of each calendar quarter or year. Some of these financial covenants include, but are not limited to, staying below a maximum leverage ratio and maintaining a minimum net worth value, rental-revenue-to-debt ratio, current ratio, and fixed charge coverage ratio. As of December 31, 2020, we were in compliance with all covenants applicable to the above borrowings.
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
The following table summarizes the pertinent terms of the New MetLife Facility as of December 31, 2020 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
New MetLife Term Note	$75,000	(1)	1/5/2030	$36,900	2.75%	(2)	$38,100	(3)
MetLife Lines of Credit	75,000		4/5/2024	100	3-month LIBOR + 2.00%	(4)	74,900	(3)
Total principal outstanding				$37,000

(1)If the aggregate commitment under the New MetLife Term Note is not fully utilized by December 31, 2022, MetLife has the option to be relieved of its obligation to disburse the additional funds under the New MetLife Term Note.

(2)Interest rates on future disbursements under the New MetLife Term Note will be based on prevailing market rates at the time of such disbursements. In addition, through December 31, 2022, the New MetLife Term Note is also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the New MetLife Term Note).
(3)Based on the properties that were pledged as collateral under the MetLife Facility, as of December 31, 2020, the maximum additional amount we could draw under the facility was approximately $24.2 million.
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
Farm Credit Notes Payable
From time to time since September 2014 through December 31, 2020, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 11 different Farm Credit associations (collectively, “Farm Credit”). During the year ended December 31, 2020, we entered into the following loan agreements with Farm Credit (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate(1)	Interest Rate Terms
Premier Farm Credit, FLCA	5/14/2020	$4,500	1/1/2045	24.6 years	4.00%	Fixed through December 31, 2029 (variable thereafter)
Farm Credit West, FLCA	6/24/2020	600	5/1/2044	24.2 years	3.00%	Fixed through July 31, 2026 (variable thereafter)
Farm Credit West, FLCA	6/24/2020	600	5/1/2044	24.2 years	3.00%	Fixed through August 31, 2026 (variable thereafter)
Farm Credit West, FLCA	6/25/2020	8,500	11/1/2045	25.0 years	3.75%	Fixed through June 30, 2030 (variable thereafter)
Farm Credit of the Virginias, ACA	8/31/2020	4,481	9/1/2030	25.0 years	3.99%	Fixed throughout term
Farm Credit West, FLCA(2)	12/10/2020	2,160	11/1/2045	24.5 years	3.70%	Fixed through January 31, 2031 (variable thereafter)
(1)Stated rate is before interest patronage, as described below.
(2)Loan was fixed subsequent to December 31, 2020; see Note 11, “Subsequent Events—Financing Activity—Borrowing Activity—Fixed Rate Conversions.”
Certain amounts owed under the Farm Credit Notes Payable, limited to 12 months of principal and interest due under certain of the loans, are guaranteed by us pursuant to the respective loan documents.
Interest Patronage
Interest patronage, or refunded interest, on our borrowings from Farm Credit is generally recorded upon receipt and is included within Other income on our Consolidated Statements of Operations and Comprehensive Income. Receipt of interest patronage typically occurs in the first half of the calendar year following the calendar year in which the respective interest payments are made. During the three months ended March 31, 2020, we recorded interest patronage of approximately $1.3 million related to interest accrued on loans from Farm Credit during the year ended December 31, 2019, which resulted in a 20.4% reduction (approximately 98 basis points) to the stated interest rates on such borrowings. During the three months ended September 30, 2020, we also received approximately $306,000 of additional interest patronage related to our Farm Credit Notes Payable, as certain Farm Credit associations prepaid a portion of the 2020 interest patronage (which relates to interest accrued during 2020 but is typically received in 2021).
Farmer Mac Facility
On December 5, 2014, we, through certain subsidiaries of our Operating Partnership, entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”), for a secured note purchase facility. As subsequently amended, the Bond Purchase Agreement provided for bond issuances up to an aggregate amount of $125.0 million (the “Prior Farmer Mac Facility”) through December 11, 2018, after which date the Bond Purchaser had the option to continue buying new bonds issued under the Farmer Mac Facility.
On December 10, 2020, we entered into an amended and restated bond purchase agreement (the “Amended and Restated Bond Purchase Agreement”) with Farmer Mac and the Bond Purchaser, increasing the secured note purchase facility to provide for bond issuances up to an aggregate principal amount of $225.0 million (the “New Farmer Mac Facility”). In addition, the Amended and Restated Bond Purchase Agreement extended the date up to which we can issue new bonds to May 31, 2023 and final maturity date for bonds issued under the Farmer Mac Facility to December 31, 2030. The Amended and Restated Bond Purchase Agreement also included certain adjustments to the Fixed Charge Coverage Ratio definition and the Fixed Charge Ratio Covenant. All other terms of the Bond Purchase Agreement remained the same.
During the year ended December 31, 2020, we amended and restated three bonds totaling approximately $22.0 million that were previously issued under the Prior Farmer Mac Facility and were originally scheduled to mature on December 11, 2019, and January 6, 2020, respectively. The pertinent terms of the three amended and restated bonds are summarized in the table below (dollars in thousands):

Date of Issuance	Amount	Maturity Dates	Principal Amortization	Stated Interest Rate	Interest Rate Terms
1/10/2020	$8,100	1/12/2024	None (interest only)	2.66%	Fixed throughout term
12/11/2020	3,180	7/31/2023	None (interest only)	2.13%	Fixed throughout term
12/11/2020	10,673	10/31/2028	None (interest only)	3.25%	Fixed throughout term
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
Other Borrowings
During the year ended December 31, 2020, we entered into loan agreements with various other lenders, the terms of which are summarized in the following table (dollars in thousands):

Lender	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
Conterra Agricultural Capital, LLC	6/8/2020	$2,100	7/1/2027	30.0 years	3.40%	Fixed throughout term
PGIM Real Estate Finance, LLC	10/1/2020	19,042	7/1/2028	25.0 years	2.47%	Fixed throughout term
PGIM Real Estate Finance, LLC	10/1/2020	19,096	7/1/2028	25.0 years	2.45%	Fixed throughout term
AgAmerica Lending, LLC	10/23/2020	2,259	1/1/2028	30.0 years	3.50%	Fixed throughout term
PGIM Real Estate Finance, LLC	12/15/2020	12,450	7/1/2028	None (interest only)	2.98%	Fixed throughout term
Rabo AgriFinance, LLC(1)	12/24/2020	37,170	12/1/2030	25.0 years	2.14%	1-month LIBOR + 2.00%(1)
Rabo AgriFinance, LLC(1)	12/24/2020	6,195	12/1/2022	None (interest only)	2.14%	1-month LIBOR + 2.00%(1)
(1)    Subsequent to December 31, 2020, we entered into fixed interest rate swap agreements for each of these loans. See Note 11, “Subsequent Events—Financing Activity—Borrowing Activity—Fixed Rate Conversions,” for additional information on these swap agreements.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of December 31, 2020, for the succeeding years are as follows (dollars in thousands):

For the Fiscal Years Ending December 31,	Scheduled Principal Payments
2021	$19,848
2022	51,053
2023	43,755
2024	39,873
2025	36,881
Thereafter	436,180
$627,590

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
As of December 31, 2020, the aggregate fair value of our notes and bonds payable was approximately $628.3 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $627.6 million. The fair value of our long-term, fixed-rate notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is determined by a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of December 31, 2020, is deemed to approximate their aggregate carrying value of $100,000.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equivalent to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair values of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. As of December 31, 2020, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges, and we record changes in the fair values of the interest rate swap agreements to accumulated other comprehensive income on the Consolidated Balance Sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps as of December 31, 2020 and 2019 (dollars in thousands):

Period	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
As of December 31, 2020	$14,077	$—	$1,500
As of December 31, 2019	14,298	—	390

The following table presents the amount of loss recognized in comprehensive income within our consolidated financial statements for the years ended December 31, 2020 and 2019 (dollars in thousands):

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Derivative in cash flow hedging relationship:
Interest rate swaps	$(1,110)	$(390)
Total	$(1,110)	$(390)

The following table summarizes certain information regarding our derivative instruments as of December 31, 2020 and 2019 (dollars in thousands):

		Derivative Liability Fair Value
Derivative Type	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other liabilities, net	$1,500	$390
Total		$1,500	$390
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
Generally, we were not permitted to redeem shares of the Series A Term Preferred Stock prior to September 30, 2018, except in limited circumstances to preserve our qualification as a REIT. Since September 30, 2018, we were permitted to redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption. The shares of the Series A Term Preferred Stock had a mandatory redemption date of September 30, 2021, and were not convertible into our common stock or any other securities. As of December 31, 2020, no shares of Series A Term Preferred Stock were redeemed.
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
Due to the short-term maturity of our Series A Term Preferred Stock, its carrying value (exclusive of unamortized offering costs) of approximately $28.8 million was deemed to approximate its fair value as of December 31, 2020. Subsequent to December 31, 2020, we issued a new series of mandatorily-redeemable preferred stock and redeemed all of our outstanding shares of Series A Term Preferred Stock (see Note 11, “Subsequent Events,” for more information on both events). For information on the dividends declared by our Board of Directors and paid by us on the Series A Term Preferred Stock during the years ended December 31, 2020 and 2019, see Note 8, “Equity—Distributions.”
NOTE 6. RELATED-PARTY TRANSACTIONS
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by David Gladstone, our chairman, chief executive officer, and president. In addition, two of our executive officers, Mr. Gladstone and Terry Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of each of our Adviser and Administrator, and Michael LiCalsi, our general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary) is also executive vice president of administration of our Adviser.
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
Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2020 meeting, our board of Directors reviewed and renewed each of the 2020 Advisory Agreement and the Administration Agreement for an additional year, through August 31, 2021.

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
Under the 2020 Advisory Agreement, a base management fee is paid quarterly and is calculated at an annual rate of 2.00% (0.500% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the gross cost of tangible real estate owned by us (including land and land improvements, irrigation and drainage systems, permanent plantings, farm-related facilities, and other tangible site improvements), prior to any accumulated depreciation, and as shown on our balance sheet or the notes thereto for the applicable quarter.
During the year ended December 31, 2019, our Adviser granted us certain non-contractual, unconditional, and irrevocable waivers, which were applied as credits against the base management fee for the period, as detailed in the table below under “—Related-Party Fees.” We did not have any such waivers for the year ended December 31, 2020.
Incentive Fee
Pursuant to the Prior Advisory Agreement, an incentive fee was calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeded a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Equity.
Under the 2019 Advisory Agreement and the 2020 Advisory Agreement, an incentive fee was calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeded a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Common Equity.
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
Gladstone Securities
On April 11, 2017, we entered into an agreement with Gladstone Securities for it to act as our non-exclusive agent to assist us with arranging financing for our properties (the “Financing Arrangement Agreement”). Gladstone Securities is a privately-held broker-dealer and a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by Mr. Gladstone, who also serves on the board of managers of Gladstone Securities. In addition, Michael LiCalsi, our General Counsel and Secretary, serves in several capacities for Gladstone Securities, serving as Chief Legal Officer, Secretary, and a member of its board of managers since 2010 and a managing principal since 2011.
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
During the years ended December 31, 2020 and 2019, we paid total financing fees to Gladstone Securities of approximately $262,000 and $235,000, respectively. Through December 31, 2020, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
Series B Dealer-Manager Agreement
On January 10, 2018, we entered into a dealer-manager agreement, which was amended and restated on May 31, 2018 (the “Series B Dealer-Manager Agreement”), with Gladstone Securities, whereby Gladstone Securities serves as our exclusive dealer-manager in connection with the offering of our Series B Preferred Stock (as defined in Note 8, “Equity—Series B Preferred Stock”). Pursuant to the Series B Dealer-Manager Agreement, Gladstone Securities provides certain sales, promotional, and marketing services to us in connection with the offering of the Series B Preferred Stock, and we generally will pay Gladstone Securities: (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series B Preferred Stock in the offering (the “Series B Selling Commissions”), and (ii) a dealer-manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the offering (the “Series B Dealer-Manager Fee”).  Gladstone Securities was permitted, in its sole discretion, to remit all or a portion of the Series B Selling Commissions and also to reallow all or a portion of the Series B Dealer-Manager Fees to participating broker-dealers and wholesalers in support of the offering. The terms of the Dealer-Manager Agreement were approved by our board of directors, including all of its independent directors.
During the years ended December 31, 2020 and 2019, we paid total Series B Selling Commissions and Series B Dealer-Manager Fees to Gladstone Securities of approximately $2.5 million and $7.6 million, respectively, in connection with sales of the Series B Preferred Stock. The majority of these amounts were then remitted by Gladstone Securities to unrelated third parties involved in the offering, including participating broker-dealers and wholesalers. Series B Selling Commissions and

Series B Dealer-Manager Fees paid to Gladstone Securities were netted against the gross proceeds received from sales of the Series B Preferred Stock and are included within Additional paid-in capital on the accompanying Consolidated Balance Sheets. The offering of our Series B Preferred Stock was completed on March 5, 2020.
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
During the year ended December 31, 2020, we paid total Series C Selling Commissions and Series C Dealer-Manager Fees to Gladstone Securities of approximately $2.2 million in connection with sales of the Series C Preferred Stock. The majority of these amounts were then remitted by Gladstone Securities to unrelated third parties involved in the offering, including participating broker-dealers and wholesalers. Series C Selling Commissions and Series C Dealer-Manager Fees paid to Gladstone Securities are netted against the gross proceeds received from sales of the Series C Preferred Stock and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
Related Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying consolidated financial statements (dollars in thousands):

	For the Years Ended December 31,
	2020	2019
Base management fee(1)(2)	$4,289	$3,623
Incentive fee(1)(2)	3,038	847
Capital gains fee(1)(2)	—	—
Credits from non-contractual, unconditional, and irrevocable waiver granted by Adviser’s board of directors(2)	—	(1,543)
Total fees to our Adviser, net	$7,327	$2,927

Administration fee(1)(2)	$1,448	$1,207

Selling Commissions and Dealer-Manager Fees(1)(3)	$4,711	$7,645
Financing fees(1)(4)	262	235
Total fees to Gladstone Securities	$4,973	$7,880
(1)Pursuant to the agreements with the respective related-party entities, as discussed above.
(2)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
(3)Included within Additional paid-in capital on the accompanying Consolidated Balance Sheets.
(4)Included within Notes and bonds payable, net on the Consolidated Balance Sheets and amortized into Interest expense on the Consolidated Statements of Operations and Comprehensive Income.
Related-Party Fees Due
Amounts due to related parties on our accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019 were as follows (dollars in thousands):

	December 31, 2020	December 31, 2019
Base management fee	$1,130	$881
Incentive fee	883	847
Other, net(1)	18	25
Total due to Adviser	2,031	1,753
Administration fee	363	341
Cumulative accrued but unpaid portions of prior Administration Fees(2)	75	75
Total due to Administrator	438	416
Total due to Gladstone Securities(3)	15	—
Total due to related parties(4)	$2,484	$2,169
(1)Other fees due to or from our Adviser primarily relate to miscellaneous general and administrative expenses either paid by our Adviser on our behalf or by us on our Adviser’s behalf.
(2)Represents the cumulative accrued but unpaid portion of prior Administration fees that are scheduled to be paid during the three months ending September 30 of each year, which is the quarter following our Administrator’s fiscal year end.
(3)Represents miscellaneous costs related to the Series C Offering paid by Gladstone Securities on our behalf.
(4)Reflected as a line item on our accompanying Consolidated Balance Sheets.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms, which are summarized in the table below (dollars in thousands):

Farm Location	Farm Gross Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of December 31, 2020
Hillsborough, FL	55	$2,250	(2)	Q2 2021	$780
Tulare, CA	160	700	(2)	Q2 2021	—
Wicomico & Caroline, MD, and Sussex, DE	833	115		Q3 2021	36
Van Buren, MI	89	150		Q4 2021	126
Napa, CA	270	1,548	(2)	Q3 2023	—
Santa Barbara, CA	271	4,000	(2)	Q3 2024	2,410
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
Collier & Hendry, FL	3,612	2,000	(2)	Q2 2025	—
Monterey, CA	304	1,248		Q4 2025	1,188
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
In connection with two farms acquired on June 1, 2017, through a leasehold interest, we assumed two ground lease arrangements under which we are the lessee (with the State of Arizona as the lessor). These two operating ground leases expire in February 2022 and February 2025, and neither lease contains any extension, renewal, or termination options. Upon our adoption of ASU 2016-02, “Leases (Topic 842): An Amendment of the FASB Accounting Standards Codification,” on January 1, 2019, we recognized an operating lease right-of-use asset of approximately $218,000 and an operating lease liability of approximately $213,000 as a result of these ground leases. These values were determined by discounting the respective future minimum lease payments using a discount rate equivalent to treasury rates with similar terms plus a spread ranging from 2.47% to 2.53%.
As of December 31, 2020 and 2019, we recorded the following as a result of these operating ground leases (dollars in thousands, except for footnotes):

	December 31, 2020	December 31, 2019
Operating lease right-of-use assets(1)	$136	$178
Operating lease liabilities(2)	$130	$172

Weighted-average remaining lease term (years)	3.8	4.6
Weighted-average discount rate	4.20%	4.20%
(1)Operating lease right-of-use assets are shown net of accrued lease payments of approximately $6,000 as of each December 31, 2020 and 2019 and are included within Other assets, net on the accompanying Consolidated Balance Sheets.
(2)Included within Other liabilities, net on the accompanying Consolidated Balance Sheets.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Consolidated Statement of Operations and Comprehensive Income) of approximately $59,000 and $50,000 during the years ended December 31, 2020 and 2019, respectively. Future lease payments due under the remaining non-cancelable terms of these leases as of December 31, 2020 and 2019, are as follows (dollars in thousands):

	Future Lease Payments(1)
Period	December 31, 2020	December 31, 2019
2020	$—	$47
2021	47	47
2022	30	30
2023	30	30
2024	31	31
Thereafter	—	—
Total undiscounted lease payments	138	185
Less: imputed interest	(8)	(13)
Present value of lease payments	$130	$172
(1)Annual lease payments are set at the beginning of each year to then-current market rates (as determined by the State of Arizona). The amounts shown above represent estimated amounts based on the lease rates currently in place.
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
Subsequent to December 31, 2020, we further amended our articles of incorporation in connection with the issuance of the Series D Preferred Stock (as defined in Note 11, “Subsequent Events—Financing Activity—Borrowing Activity”). See Note 11, “Subsequent Events—Financing Activity—Equity Activity,” for additional information on this amendment to our articles of incorporation.
Amendment to Operating Partnership Agreement
In connection with the authorization of the Series C Preferred Stock, the Operating Partnership adopted the Fourth Amendment to its First Amended and Restated Agreement of Limited Partnership (collectively, the “Amendment”), establishing the rights, privileges, and preferences of 6.00% Series C Cumulative Redeemable Preferred Units, a newly-designated class of limited partnership interests (the “Series C Preferred OP Units”). The Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series C Preferred OP Units as are issued shares of Series C Preferred Stock by the Company in connection with the Series C Offering upon the Company’s contributions to the Operating Partnership of the net proceeds of the Series C Offering. Generally, the Series C Preferred OP Units provided for under the Amendment have preferences, distribution rights and other provisions substantially equivalent to those of the Series C Preferred Stock.
Subsequent to December 31, 2020, we further amended our Operating Partnership agreement in connection with the issuance of the Series D Preferred Stock (as defined in Note 11, “Subsequent Events—Financing Activity—Borrowing Activity”). See Note 11, “Subsequent Events—Financing Activity—Equity Activity,” for additional information on this amendment to our Operating Partnership agreement.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership. As of December 31, 2020 and 2019, we owned 100.0% and approximately 98.6%, respectively, of the outstanding OP Units. As of December 31, 2020 and 2019, there were 0 and 288,303 OP Units held by non-controlling OP Unitholders, respectively.
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
We did not issue any new OP Units during the year ended December 31, 2020. Information related to OP Units issued during the year December 31, 2019, is provided in the table below (dollars in thousands, except per-unit amounts):

Number of OP Units Issued	Weighted-average Issuance Price	Aggregate Value(1)
288,303	$11.41	$3,290
(1)Based on the closing stock price of the Company’s common stock on the date of issuance.
Information related to OP Units tendered for redemption during the years ended December 31, 2020 and 2019 is provided in the table below (dollars in thousands, except per-unit amounts):

Period	OP Units Tendered for Redemption	Shares of Common Stock Issued
For the year ended December 31, 2020	288,303	288,303
For the year ended December 31, 2019	570,879	570,879
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
On March 6, 2020, we filed a universal registration statement on Form S-3 (File No. 333-236943) with the SEC (the “2020 Registration Statement”) to replace the 2017 Registration Statement. The 2020 Registration Statement, which was declared effective by the SEC on April 1, 2020, permits us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through December 31, 2020, we had issued a total of 4,584,258 shares of common stock (excluding 288,303 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $67.8 million and approximately 1,088,573 shares of Series C Preferred Stock (excluding redemptions) for gross proceeds of approximately $27.0 million under the 2020 Registration Statement.
In conjunction with the filing of the 2020 Registration Statement, we wrote off approximately $29,000 of unallocated costs associated with the initial filing of the 2017 Registration Statement. These costs were written off to professional fees, which is included within General and administrative expenses on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income, during the year ended December 31, 2020.
Equity Issuances
Series B Preferred Stock
On May 31, 2018, we filed a prospectus supplement with the SEC for a continuous public offering of up to 6,000,000 shares (the “Series B Offering”) of our 6.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million. The Series B Preferred Stock was offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, the dealer-manager for the Series B Offering. See Note 6, “Related-Party Transactions—Gladstone Securities—Series B Dealer-Manager Agreement,” for a discussion of the fees and commissions paid to Gladstone Securities in connection with the Series B Offering.
The following table provides information on sales of the Series B Preferred Stock that occurred during the years ended December 31, 2020 and 2019 (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold	Weighted-average Offering Price per Share	Gross Proceeds	Net Proceeds(1)
Year Ended December 31, 2020	1,229,531	$24.52	$30,148	$27,664
Year Ended December 31, 2019	3,626,076	24.61	89,232	81,587
(1)Net of Series B Selling Commissions and Series B Dealer-Manager Fees borne by us.
The following table provides information on redemptions of the Series B Preferred Stock that occurred during the years ended December 31, 2020 and 2019 (dollars in thousands, except per-share amounts):

Period	Number of Shares Redeemed	Weighted-average Redemption Price per Share	Cash Redemption Paid
Year Ended December 31, 2020	29,335	$23.22	$681
Year Ended December 31, 2019	14,600	23.30	340
The Series B Offering was completed on March 9, 2020 (the “Series B Termination Date”), with the full 6,000,000 allotted shares being sold, and, exclusive of redemptions, resulted in total gross proceeds of approximately $147.5 million and net proceeds, after deducting Series B Selling Commissions, Series B Dealer-Manager Fees, and offering expenses payable by us, of approximately $133.4 million. Excluding Series B Selling Commissions and Series B Dealer-Manager Fees, we incurred approximately $1.6 million of total costs related to the Series B Offering, which were initially recorded as deferred offering costs (included within Other assets, net on the accompanying Consolidated Balance Sheets) and were applied against the gross proceeds received from the offering through additional paid-in capital as shares of the Series B Preferred Stock were sold.
During the year ended December 31, 2020, we listed the Series B Preferred Stock on Nasdaq under the ticker symbol “LANDO.” Trading of the Series B Preferred Stock on Nasdaq commenced on October 19, 2020.
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
The following table provides information on sales of the Series C Preferred Stock that occurred during the year ended December 31, 2020 (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold(1)	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(2)
Year Ended December 31, 2020	1,088,315	$24.80	$26,987	$24,759
(1)Excludes shares issued pursuant to the DRIP. During the year ended December 31, 2020, we issued approximately 258 shares of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of Series C Selling Commissions and Series C Dealer-Manager Fees.
The following table provides information on redemptions of the Series C Preferred Stock that occurred during the year ended December 31, 2020 and (dollars in thousands, except per-share amounts):

Period	Number of Shares Redeemed	Weighted-average Redemption Price per Share	Cash Redemption Paid
Year Ended December 31, 2020	138	$22.50	$3
As of December 31, 2020, excluding Series C Selling Commissions and Series C Dealer-Manager Fees, we have incurred approximately $282,000 of costs related to the Series C Offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets) and are applied against gross proceeds received from the offering through additional paid-in capital as shares of the Series C Preferred Stock are sold. See Note 11, “Subsequent Events—Equity Activity—Series C Preferred Stock,” for sales of Series C Preferred Stock completed subsequent to December 31, 2020.
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
Common Stock
Follow-on Offerings
We completed an overnight public offering of our common stock during each of the years ended December 31, 2020 and 2019, which are summarized in the following table (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold(1)	Weighted-average Offering Price Per Share	Gross Proceeds(1)	Net Proceeds(1)(2)
Year Ended December 31, 2020	1,897,500	$14.40	$27,324	$26,094
Year Ended December 31, 2019	2,277,297	11.73	26,713	25,401
(1)Includes the underwriters’ exercise of the over-allotment option in connection with each offering.
(2)Net of underwriting commissions and discounts.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements”), as amended from time to time, with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co., Inc., and Virtu Americas, LLC (each a “Sales Agent”), under which we were permitted to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “Prior ATM Program”). On May 12, 2020, we terminated the Prior ATM Program and entered into new equity distribution agreements with Virtu Americas, LLC, and

Ladenburg Thalmann & Co., Inc., under which we may issue and sell, from time to time and through the current Sales Agents, shares of our common stock having an aggregate offering price of up to $100.0 million (the “Current ATM Program,” and collectively with the Prior ATM Program, the “ATM Programs”).
The following table provides information on shares of common stock sold by the Sales Agents under the ATM Programs during the years ended December 31, 2020 and 2019 (dollars in thousands, except per-share amounts):

Period	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Year Ended December 31, 2020	3,096,558	$14.82	$45,883	$45,424
Year Ended December 31, 2019	197,142	12.24	2,413	2,377
(1)Net of underwriting commissions and discounts.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors and paid by us (except as noted) during the years ended December 31, 2020 and 2019 are reflected in the table below.

	For the Years Ended December 31,
Issuance	2020	2019
Series A Term Preferred Stock(1)	$1.59375	$1.59375
Series B Preferred Stock(2)	1.500	1.500
Series C Preferred Stock(2)	1.1250	—
Common Stock(3)	0.53715	0.53430
(1)Treated similar to interest expense on the accompanying Consolidated Statements of Operations and Comprehensive Income.
(2)Of the aggregate dividends declared on the Series B Preferred Stock and Series C Preferred Stock by our Board of Directors on October 31, 2020, and October 8, 2019, approximately $881,000 and $594,000, respectively, was paid (as scheduled) by us on January 5, 2021, and January 3, 2020, respectively.
(3)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
For federal income tax characterization purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital, or a combination thereof. The characterization of distributions on our preferred and common stock during each of the years ended December 31, 2020 and 2019 is reflected in the following table:

	Ordinary Income	Return of Capital	Long-term Capital Gain
For the Year Ended December 31, 2020:
Series A Term Preferred Stock	70.743160%	29.256840%	—%
Series B Preferred Stock	70.743160%	29.256840%	—%
Series C Preferred Stock	70.743160%	29.256840%	—%
Common Stock	—%	100.000000%	—%
For the Year Ended December 31, 2019:
Series A Term Preferred Stock	100.000000%	—%	—%
Series B Preferred Stock	100.000000%	—%	—%
Common Stock	2.668400%	97.331600%	—%
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenue for the years ended December 31, 2020 and 2019 (dollars in thousands, except for footnotes):

	For the Years Ended December 31,
	2020	2019
Fixed lease payments(1)	$51,377	$38,168
Variable lease payments(2)	5,654	2,524
Lease revenue, net(3)	$57,031	$40,692

(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the years ended December 31, 2020 and 2019, we recorded participation rents of approximately $2.4 million and $2.3 million respectively, and reimbursements of certain property operating expenses by tenants of approximately $457,000 and $198,000, respectively. In addition, during the year ended December 31, 2020, we received a lease termination payment of approximately $3.0 million.
(3)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
NOTE 10.  EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2020 and 2019, computed using the weighted-average number of shares outstanding during the respective periods. Net earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss.

	2020	2019
	(Dollars in thousands, except per-share amounts)
Net loss attributable to common stockholders	$(4,396)	$(2,499)
Weighted average shares of common stock outstanding – basic and diluted	22,258,121	19,602,533
Loss per common share – basic and diluted	$(0.20)	$(0.13)
The weighted-average number of OP Units held by non-controlling OP Unitholders was 131,745 and 235,613 for the years ended December 31, 2020 and 2019, respectively.
NOTE 11. SUBSEQUENT EVENTS
Financing Activity
Borrowing Activity
New Borrowings
Subsequent to the year ended December 31, 2020, we entered into the following loan agreements with the terms of which are summarized in the following table (dollars in thousands):

Lender	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
Farm Credit West, FLCA	1/28/2021	$2,073	11/1/2045	24.8 years	3.23%	Fixed through December 31, 2027 (variable thereafter)
Farmer Mac	2/4/2021	2,460	10/31/2028	25.0 years	3.13%	Fixed throughout term
Fixed Rate Conversions
Certain loans we secured during the year ended December 31, 2020, were initially issued at variable rates. Subsequent to December 31, 2020, we fixed the interest rates on these loans, as summarized in the following table (dollars in thousands):

Lender	Date of Fixed Agreement	Loan Amount	Original Variable Interest Rate Terms	New Fixed Interest Rate Terms
Farm Credit West, FLCA	1/8/2021	$2,160	3.00%, subject to change monthly	3.70%, fixed through 1/31/2031; variable thereafter
Rabo AgriFinance, LLC(1)	1/15/2021	37,170	1-month LIBOR + 2.00%	3.21%; fixed throughout term
Rabo AgriFinance, LLC(1)	1/15/2021	6,195	1-month LIBOR + 2.00%	2.46%; fixed throughout term
(1)Interest rates were fixed via our entry into interest rate swap agreements.
Series D Term Preferred Stock

In January 2021, we completed a public offering of 5.00% Series D Cumulative Term Preferred Stock, par value $0.001 per share (the “Series D Term Preferred Stock”), at a public offering price of $25.00 per share. As a result of this offering (including the underwriters’ exercise of their option to purchase additional shares to cover over-allotments), we issued a total of 2,415,000 shares of the Series D Term Preferred Stock for gross proceeds of approximately $60.4 million and net proceeds, after deducting selling concessions and underwriting fees, of approximately $58.5 million. The Series D Term Preferred Stock is traded under the ticker symbol “LANDM” on Nasdaq.
The shares of the Series D Term Preferred Stock have a mandatory redemption date of January 31, 2026, and are not convertible into our common stock or any other securities. Generally, we are not permitted to redeem shares of the Series D Term Preferred Stock prior to January 31, 2023, except in limited circumstances to preserve our status as a REIT. On or after January 31, 2023, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption.
Dividends on the Series D Term Preferred Stock will be cumulative from, but excluding, the date of original issue and payable monthly in arrears, beginning on February 28, 2021, at an annual rate of 5.00% of the liquidation preference, or $25.00 per share.
Redemption of Series A Term Preferred Stock
On February 12, 2021, we redeemed all of our outstanding shares of Series A Term Preferred Stock at a cash redemption price of $25.00 per share plus all accrued and unpaid dividends up to, but excluding, the redemption date. In total, we paid approximately $28.8 million for the redemption of the Series A Term Preferred Stock using proceeds from the offering of our Series D Term Preferred Stock. Our Series A Term Preferred Stock was delisted from Nasdaq on the date we redeemed all outstanding shares. In connection with this early redemption, during the three months ending March 31, 2021, we anticipate writing off approximately $127,000 of unamortized issuance costs related to the issuance of the Series A Term Preferred Stock.
Equity Activity
Amendment to Articles of Incorporation
On January 13, 2021, we filed with the State Department of Assessments and Taxation of Maryland the Articles Supplementary (i) setting forth the rights, preferences and terms of the Series D Term Preferred Stock and (ii) reclassifying and designating 3,600,000 shares of our authorized and unissued shares of common stock as shares of Series D Term Preferred Stock.
Amendment to Operating Partnership Agreement
On January 13, 2021, the Operating Partnership adopted the Fifth Amendment to its First Amended and Restated Agreement of Limited Partnership, including Exhibit SD thereto (collectively, the “Amendment”), as amended from time to time, establishing the rights, privileges, and preferences of 5.00% Series D Cumulative Term Preferred Units, a newly-designated class of limited partnership interests (the “Series D Preferred Units”). The Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series D Preferred Units as are issued shares of Series D Term Preferred Stock by the Company in connection with the offering of Series D Term Preferred Stock upon the Company’s contribution to the Operating Partnership of the net proceeds of the offering of Series D Term Preferred Stock. Generally, the Series D Term Preferred Units provided for under the Amendment have preferences, distribution rights, and other provisions substantially equivalent to those of the Series D Preferred Stock.
Equity Issuances
The following table provides information on certain equity sales that have occurred subsequent to December 31, 2020 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock(2)	313,646	$24.88	$7,802	$7,135
Common Stock – ATM Program	524,148	14.47	7,582	7,507
(1)Net of Series C Selling Commissions and Series C Dealer-Manager Fees or underwriting commissions and discounts (in each case, as applicable).
(2)Excludes approximately 367 shares issued pursuant to the DRIP.
Distributions
On January 12, 2021, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date		Distribution per Share
Series A Term Preferred Stock:	January 22, 2021	January 29, 2021		$0.1328125
Total Series A Term Preferred Stock Distributions:				$0.1328125

Series B Preferred Stock:	January 27, 2021	February 5, 2021		$0.125
	February 24, 2021	March 5, 2021		0.125
	March 24, 2021	April 5, 2021		0.125
Total Series B Preferred Stock Distributions:				$0.375

Series C Preferred Stock:	January 27, 2021	February 5, 2021		$0.125
	February 24, 2021	March 5, 2021		0.125
	March 24, 2021	April 5, 2021		0.125
Total Series C Preferred Stock Distributions:				$0.375

Series D Term Preferred Stock(1):	February 17, 2021	February 28, 2021	(2)	$0.142361
	March 25, 2021	April 5, 2021		0.104167
Total Series D Term Preferred Stock Distributions:				$0.246528

Common Stock(3):	January 22, 2021	January 29, 2021		$0.04495
	February 17, 2021	February 26, 2021		0.04495
	March 18, 2021	March 31, 2021		0.04495
Total Common Stock Distributions:				$0.13485
(1)Dividends on the Series D Term Preferred Stock were declared on January 25, 2021.
(2)To be paid on the following business day.
(3)The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling OP Unitholders as of the above record dates.

GLADSTONE LAND CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(In Thousands)

			Initial Cost			Subsequent Capitalized Additions			Total Cost
Location and Description of Property	Date Acquired	Encumbrances	Land and Land Improvements	Buildings & Improvements	Permanent Plantings	Land Improvements	Buildings & Improvements	Permanent Plantings	Land and Land Improvements	Buildings & Improvements	Permanent Plantings	Total(1)	Accumulated Depreciation(2)
Santa Cruz County, California: Land & Improvements	6/16/1997	$7,929	$4,350	$—	$—	$—	$579	$—	$4,350	$579	$—	$4,929	$(341)
Ventura County, California: Land, Buildings & Improvements	9/15/1998	30,899	9,895	5,256	—	—	293	—	9,895	5,549	—	15,444	(4,306)
Santa Cruz County, California: Land & Improvements	1/3/2011	6,914	8,328	—	—	443	527	—	8,771	527	—	9,298	(171)
Hillsborough County, Florida: Land, Buildings & Improvements	9/12/2012	2,575	2,199	1,657	—	14	1,328	—	2,213	2,985	—	5,198	(1,219)
Monterey County, California: Land, Buildings & Improvements	10/21/2013	4,956	7,187	164	—	180	3,118	—	7,367	3,282	—	10,649	(727)
Cochise County, Arizona: Land, Buildings & Improvements	12/27/2013	2,940	6,168	572	—	8	4,548	—	6,176	5,120	—	11,296	(1,118)
Santa Cruz County, California: Land, Building & Improvements	6/13/2014	3,012	5,576	207	—	—	12	—	5,576	219	—	5,795	(208)
Ventura County, California: Land, Buildings & Improvements	7/23/2014	2,241	6,219	505	—	—	85	—	6,219	590	—	6,809	(229)
Kern County, California: Land & Improvements	7/25/2014	2,925	5,841	67	—	—	993	—	5,841	1,060	—	6,901	(382)
Manatee County, Florida: Land, Buildings & Improvements	9/29/2014	9,001	8,466	5,426	—	—	667	—	8,466	6,093	—	14,559	(3,296)
Ventura County, California: Land, Buildings & Improvements	10/29/2014	15,741	23,673	350	—	—	2,166	—	23,673	2,516	—	26,189	(569)
Ventura County, California: Land & Improvements	11/4/2014	3,180	5,860	92	—	—	2	—	5,860	94	—	5,954	(58)
Monterey County, California: Land, Buildings & Improvements	1/5/2015	10,673	15,852	582	—	(156)	1,426	—	15,696	2,008	—	17,704	(765)
Manatee County, Florida: Land, Buildings & Improvements	3/10/2015	3,750	2,403	1,871	—	—	84	—	2,403	1,955	—	4,358	(1,024)
Hendry County, Florida: Land, Buildings & Improvements	6/25/2015	10,356	14,411	789	—	—	—	—	14,411	789	—	15,200	(626)
Rock County, Nebraska: Land, Buildings & Improvements	8/20/2015	3,516	4,862	613	—	—	—	—	4,862	613	—	5,475	(421)
Holt County, Nebraska: Land, Buildings & Improvements	8/20/2015	3,534	4,690	786	—	—	—	—	4,690	786	—	5,476	(346)
Kern County, California: Land & Improvements	9/3/2015	16,324	18,893	497	—	688	5,959	1,418	19,581	6,456	1,418	27,455	(1,986)
Cochise County, Arizona: Land, Buildings & Improvements	12/23/2015	3,210	4,234	1,502	—	5	3,298	—	4,239	4,799	—	9,038	(791)
Saguache County, Colorado: Land, Buildings & Improvements	3/3/2016	15,313	16,756	8,348	—	—	1,486	—	16,756	9,834	—	26,590	(4,540)
Fresno County, California: Land, Improvements & Permanent plantings	4/5/2016	8,117	3,623	1,228	11,455	—	196	—	3,623	1,424	11,455	16,501	(2,401)
Saint Lucie County, Florida: Land, Buildings & Improvements	7/1/2016	2,743	4,165	971	—	—	—	—	4,165	971	—	5,136	(437)
Baca County, Colorado: Land & Buildings	9/1/2016	3,498	6,167	214	—	—	—	—	6,167	214	—	6,381	(62)
Merced County, Colorado: Land & Improvements	9/14/2016	7,696	12,845	504	—	—	190	—	12,845	694	—	13,539	(106)
Stanislaus County, Colorado: Land & Improvements	9/14/2016	8,337	14,114	45	—	—	463	—	14,114	508	—	14,622	(82)
Fresno County, California: Land, Improvements & Permanent plantings	10/13/2016	3,501	2,937	139	3,452	—	—	—	2,937	139	3,452	6,528	(769)
Baca County, Colorado: Land & Improvements	12/28/2016	6,763	11,430	278	—	—	—	—	11,430	278	—	11,708	(222)
Martin County, Florida: Land & Improvements	1/12/2017	32,400	52,443	1,627	—	—	—	—	52,443	1,627	—	54,070	(260)

Yuma County, Arizona Land & Improvements	6/1/2017	13,694	12,390	12,191	—	151	18,207	—	12,541	30,398	—	42,939	(4,145)
Fresno County, California: Land, Improvements & Permanent plantings	7/17/2017	7,110	5,048	777	7,818	2	1,364	—	5,050	2,141	7,818	15,009	(1,548)
Santa Barbara County, California: Land, Improvements & Permanent plantings	8/9/2017	3,225	4,559	577	397	(50)	148	1,494	4,509	724	1,891	7,124	(403)
Okeechobee County, Florida: Land & Improvements	8/9/2017	5,230	9,111	953	—	985	1,094	—	10,096	2,047	—	12,143	(377)
Walla Walla County, Washington: Land, Improvements & Permanent plantings	9/8/2017	4,860	5,286	401	3,739	—	—	—	5,286	401	3,739	9,426	(1,724)
Fresno County, California: Land, Improvements & Permanent plantings	12/15/2017	3,207	2,016	324	3,626	(1)	—	(3)	2,015	324	3,623	5,962	(1,092)
Kern County, California: Land & Improvements	1/31/2018	1,358	2,733	249	—	(4)	1,526	—	2,729	1,775	—	4,504	(128)
Collier & Hendry, Florida Land & Improvements	7/12/2018	21,504	36,223	344	—	1	—	—	36,224	344	—	36,568	(121)
Kings County, California: Land, Improvements & Permanent plantings	9/13/2018	4,025	3,264	284	3,349	5	—	5	3,269	284	3,354	6,907	(237)
Madera, California: Land, Improvements & Permanent plantings	11/1/2018	13,385	12,305	1,718	9,015	13	2	9	12,318	1,720	9,024	23,062	(725)
Hartley County, Texas: Land & Improvements	11/20/2018	5,117	7,320	1,054	—	3	96	—	7,323	1,150	—	8,473	(145)
Madera County, California: Land & Improvements	4/9/2019	17,130	8,074	2,696	17,916	—	525	—	8,074	3,221	17,916	29,212	(1,613)
Allegran and Van Buren County, Michigan: Land & Improvements	6/4/2019	2,996	1,634	800	2,694	—	—	—	1,634	800	2,694	5,128	(291)
Yolo County, California: Land & Improvements	6/13/2019	5,073	5,939	665	2,648	—	—	—	5,939	665	2,648	9,252	(215)
Monterey County, California: Land & Improvements	7/11/2019	5,860	8,629	254	—	1,192	1,698	—	9,821	1,952	—	11,773	(69)
Martin County, Florida: Land & Improvements	7/22/2019	36,733	51,691	6,595	—	4	1	—	51,695	6,596	—	58,291	(734)
Fresno County, California: Land & Improvements	8/16/2019	40,811	24,772	13,410	31,420	4	8	10	24,776	13,418	31,430	69,624	(2,295)
Ventura County, California: Land & Improvements	8/28/2019	13,059	20,602	397	—	172	1,163	—	20,774	1,560	—	22,334	(152)
Napa County, California: Land & Improvements	8/29/2019	18,262	27,509	1,646	2,923	3,235	—	—	30,744	1,646	2,923	35,313	(510)
Hayes County, Nebraska: Land & Improvements	10/7/2019	3,045	4,750	264	—	16	1	—	4,766	265	—	5,031	(55)
Hayes & Hitchcock County, Nebraska: Land & Improvements	10/7/2019	5,739	9,275	431	—	20	1	—	9,295	432	—	9,727	(100)
Phillips County, Colorado: Land & Improvements	1/15/2020	4,500	6,875	660	—	—	—	—	6,875	660	—	7,535	(63)
Kern County, California: Land, Improvements & Permanent plantings	6/24/2020	8,500	12,521	1,325	370	—	—	—	12,521	1,325	370	14,216	—
Wicomico & Caroline County, Maryland, and Sussex County, Delaware: Land & Improvements	8/31/2020	4,481	6,703	626	—	—	36	—	6,703	662	—	7,365	(21)
Fresno County, California: Land & Improvements	9/3/2020	18,764	15,071	4,680	11,921	—	28	—	15,071	4,708	11,921	31,700	(278)
Fresno County, California: Land, Improvements & Permanent plantings	10/1/2020	18,817	7,128	9,206	15,242	33	—	—	7,161	9,206	15,242	31,609	(283)
Ventura County, California: Land & Improvements	12/15/2020	12,450	19,215	1,264	—	50	—	—	19,265	1,264	—	20,529	(5)
Tulare County, California: Land, Improvements & Permanent plantings	12/17/2020	22,319	26,952	6,420	28,152	77	—	—	27,029	6,420	28,152	61,601	(110)
San Joaquin County, California: Land, Improvements, & Permanent plantings	12/24/2020	20,615	8,219	7,228	16,281	41	—	—	8,260	7,228	16,281	31,769	(59)

Whatcom County, Washington: Land, Improvements, & Permanent plantings	12/24/2020	22,750	12,265	2,142	19,924	38	—	—	12,303	2,142	19,924	34,369	(89)
Tulare County, California: Land, Improvements & Permanent plantings	12/31/2020	—	1,082	1,154	1,977	31	—	—	1,113	1,154	1,977	4,244	—
Miscellaneous Investments	Various	26,257	35,112	8,687	4,194	58	2,657	974	35,169	11,345	5,168	51,683	(4,187)
		$627,690	$706,070	$123,712	$198,513	$7,263	$55,975	$3,907	$713,332	$179,686	$202,420	$1,095,439	$(49,236)
(1)The aggregate cost for land, buildings, improvements and long-lived horticulture plantings for federal income tax purposes is approximately $1.1 billion.
(2)The Company computes depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the shorter of the estimated useful life or 40 years for permanent plantings, 5 to 10 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements.
The following table reconciles the change in the balance of real estate during the years ended December 31, 2020 and 2019, respectively (dollars in thousands):

	2020	2019
Balance, beginning of period	$827,255	$563,004
Additions:
Acquisitions during the period	257,055	252,817
Improvements	11,129	11,434
Deductions:
Dispositions during period	—	—
Balance, end of period	$1,095,439	$827,255
The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2020 and 2019, respectively (dollars in thousands):

	2020	2019
Balance, beginning of period	$35,174	$24,051
Additions during period	16,655	11,230
Dispositions during period	(2,593)	(107)
Balance, end of period	$49,236	$35,174

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Control over Financial Reporting
Refer to “Management’s Report on Internal Controls over Financial Reporting,” located in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III
We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2020. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Election of Directors to Class of 2024,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” “Executive Officers,” and the sub-caption “Code of Business Conduct and Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” and the sub-caption “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2021 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
 a.    DOCUMENTS FILED AS PART OF THIS REPORT
1.    The following financial statements are filed herewith:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020 and 2019
Consolidated Statements of Equity for the years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
Notes to Financial Statements
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
3.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed on November 2, 2012.
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 the Registration Statement on Form S-11 (File No. 333-183965), filed on November 15, 2012.
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on July 12, 2017.
3.4	Articles Supplementary 6.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.
3.5
Articles Supplementary for 6.00% Series C Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

3.6	Articles Supplementary for 5.00% Series D Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on January 14, 2021.
4.1
Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-183965), filed on December 27, 2012.

4.2	Form of Certificate for 6.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.
4.3
Form of Certificate for 6.00% Series C Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

4.4	Form of Certificate for 5.00% Series D Cumulative Term Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on January 14, 2021.
4.5	Form of Indenture, incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 333-236943), filed on March 6, 2020.
4.6	Description of Securities.+
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

10.8
First Amendment to Promissory Note (Note A), dated September 3, 2015, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on September 10, 2015.

10.9
First Amendment to Promissory Note (Note B), dated September 3, 2015 by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795), filed on September 10, 2015.

10.10
Fourth Amendment to Loan Agreement, dated October 5, 2016, by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-35795), filed on October 11, 2016.

10.11
Second Amendment to Promissory Note (Note A), dated October 5, 2016, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-35795), filed on October 11, 2016.

10.12
Second Amendment to Promissory Note (Note B), dated October 5, 2016, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K (File No. 001-35795), filed on October 11, 2016.

10.13
Promissory Note (Note C – 2016 Term Facility), dated October 5, 2016, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K (File No. 001-35795), filed on October 11, 2016.

10.14
Promissory Note (Note D – 2016 RELOC), dated October 5, 2016, by Gladstone Land Limited Partnership, as borrower, in favor of Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K (File No. 001-35795), filed on October 11, 2016.

10.15
Seventh Amendment to Loan Agreement, dated December 15, 2017, by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on December 21, 2017.

10.16
Third Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, including Exhibit SB-2 thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.

10.17
Amended and Restated Subscription Escrow Agreement, dated as of May 31, 2018, by and among Gladstone Land Corporation, Gladstone Land Securities, LLC, and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.

10.18
Fourth Amended and Restated Investment Advisory Agreement, dated January 14, 2020, by and between Gladstone Land Corporation and Gladstone Management Corporation, incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K (File No. 001-35795), filed on February 19, 2020.

10.19
Amended and Restated AgVantage Bond Purchase Agreement, dated as of December 10, 2020, by and among Gladstone Lending Company, LLC, as Issuer, Farmer Mac Mortgage Securities Corporation, as Bond Purchaser, and Federal Agricultural Mortgage Corporation, as Guarantor, incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K (File No. 001-35795), filed on December 15, 2020.

10.20
Amended and Restated Pledge and Security Agreement, dated as of December 10, 2020, by and among Gladstone Lending Company, LLC, as Grantor, Farmer Mac Mortgage Securities Corporation, as Purchaser, and Federal Agricultural Mortgage Corporation, as Collateral Agent and Bond Guarantor, incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K (File No. 001-35795), filed on December 15, 2020.

10.21
Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, including Exhibit SC thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

10.22
Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, including Exhibit SD thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on January 14, 2021.

10.23
Equity Distribution Agreement, dated May 12, 2020, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Ladenburg Thalmann & Co., Inc., incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 12, 2020.

10.24
Equity Distribution Agreement, dated May 12, 2020, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Virtu Americas, LLC, incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-35795), filed on May 12, 2020.

10.25
Loan Agreement, dated as of February 20, 2020, by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

10.26
Dealer Manager Agreement, dated as of February 20, 2020, by and between Gladstone Land Corporation and Gladstone Securities, LLC, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

10.27
Form of Participating Dealer Agreement, dated February 20, 2020, by and between Gladstone Land Corporation and Gladstone Securities, LLC, incorporated by reference to Exhibit A of Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

10.28
First Amendment to the Amended and Restated Escrow Agreement, dated as of February 20, 2020, by and between Gladstone Land Corporation and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

21	List of Subsidiaries of Gladstone Land Corporation.+
23	Consent of PricewaterhouseCoopers, LLP.+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++
99.1	Estimated Value Methodology for Series C Cumulative Redeemable Preferred Stock at December 31, 2020 +
*	Certain information in this exhibit has been redacted pursuant to Item 601(b)(10) of Regulation S-K and the Company agrees to furnish to the Securities and Exchange Commission a complete copy of the exhibit, including the redacted portions, upon request.

+	Filed herewith.
++	Furnished herewith.

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 31, 2020, and December 31, 2019, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020 and 2019, (iii) the Consolidated Statements of Equity for the years ended December 31, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: February 24, 2021	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer

Date: February 24, 2021	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2021	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: February 24, 2021	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date: February 24, 2021	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer (principal financial and accounting officer)

Date: February 24, 2021	By:	/s/ Paul Adelgren
Paul Adelgren
Director

Date: February 24, 2021	By:	/s/ Michela A. English
Michela A. English
Director

Date: February 24, 2021	By:	/s/ Caren D. Merrick
Caren D. Merrick
Director

Date: February 24, 2021	By:	/s/ John Outland
John Outland
Director

Date: February 24, 2021	By:	/s/ Anthony W. Parker
Anthony W. Parker
Director

Date: February 24, 2021	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr.
Director