Form 10-Q
period 2021-03-31
GLADSTONE LAND Corp
filed 2021-05-12
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LAND	The Nasdaq Stock Market, LLC
6.00% Series B Cumulative Redeemable Preferred Stock, $0.001 par value per share	LANDO	The Nasdaq Stock Market, LLC
5.00% Series D Cumulative Redeemable Term Preferred Stock, $0.001 par value per share	LANDM	The Nasdaq Stock Market, LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 11, 2021, was 29,357,403.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2021

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Investments in real estate, net	$1,046,371	$1,046,203
Lease intangibles, net	4,390	3,732
Cash and cash equivalents	72,894	9,218
Other assets, net	10,811	8,136
TOTAL ASSETS	$1,134,466	$1,067,289

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	628,912	623,961
Series A cumulative term preferred stock, $0.001 par value, $25.00 per share liquidation preference; 850,000 shares authorized, 0 shares issued or outstanding as of March 31, 2021; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of December 31, 2020, net	—	28,594
Series D cumulative term preferred stock, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of March 31, 2021; 0 shares authorized, issued, or outstanding as of December 31, 2020, net	58,372	—
Accounts payable and accrued expenses	8,573	9,081
Due to related parties, net	3,146	2,484
Other liabilities, net	17,696	19,279
Total liabilities	716,799	683,499
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,456,065 shares authorized 5,956,065 shares issued and outstanding as of March 31, 2021, and December 31, 2020	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,999,862 shares authorized, 1,624,113 shares issued and outstanding as of March 31, 2021; 25,999,862 shares authorized, 1,088,435 shares issued and outstanding as of December 31, 2020	2	1
Common stock, $0.001 par value; 63,094,073 shares authorized, 27,531,951 shares issued and outstanding as of March 31, 2021; 65,544,073 shares authorized, 26,219,019 shares issued and outstanding as of December 31, 2020	27	26
Additional paid-in capital	476,996	440,470
Accumulated other comprehensive loss	(133)	(1,500)
Distributions in excess of accumulated earnings	(61,066)	(55,213)
Total stockholders’ equity	415,832	383,790
Non-controlling interests in Operating Partnership	1,835	—
Total equity	417,667	383,790

TOTAL LIABILITIES AND EQUITY	$1,134,466	$1,067,289
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
OPERATING REVENUES:
Lease revenue, net	$16,034	$15,280
Total operating revenues	16,034	15,280
OPERATING EXPENSES:
Depreciation and amortization	6,051	4,257
Property operating expenses	429	521
Base management fee	1,369	1,034
Incentive fee	1,162	1,334
Administration fee	357	384
General and administrative expenses	539	553
Total operating expenses	9,907	8,083
OTHER INCOME (EXPENSE):
Other income	2,235	1,324
Interest expense	(6,193)	(4,963)
Dividends declared on Series A and Series D cumulative term preferred stock	(804)	(458)
Loss on dispositions of real estate assets, net	(798)	(99)
Property and casualty recovery, net	—	66
(Loss) income from investments in unconsolidated entities	(13)	34
Total other expense, net	(5,573)	(4,096)
NET INCOME	554	3,101
Net income attributable to non-controlling interests	(1)	(42)
NET INCOME ATTRIBUTABLE TO THE COMPANY	553	3,059
Dividends declared on Series B and Series C cumulative redeemable preferred stock	(2,764)	(2,125)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,211)	$934

(LOSS) INCOME PER COMMON SHARE:
Basic and diluted	$(0.08)	$0.04
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	26,874,630	21,262,080

COMPREHENSIVE INCOME:
Net income attributable to the Company	$553	$3,059
Change in fair value related to interest rate hedging instruments	1,367	(1,257)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$1,920	$1,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended March 31, 2021
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2020	5,956,065	$6	1,088,435	$1	26,219,019	$26	$440,470	$(1,500)	$(55,213)	$383,790	$—	$383,790
Issuance of preferred C stock, net	—	—	535,678	1	—	—	12,170	—	—	12,171	—	12,171
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	3,970	3,970
Issuance of common stock, net	—	—	—	—	1,312,932	1	22,229	—	—	22,230	—	22,230
Net income	—	—	—	—	—	—	—	—	553	553	1	554
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	—	(2,764)	(2,764)	—	(2,764)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	(3,642)	(3,642)	(9)	(3,651)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	1,367	—	1,367	—	1,367
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	2,127	—	—	2,127	(2,127)	—
Balance at March 31, 2021	5,956,065	$6	1,624,113	$2	27,531,951	$27	$476,996	$(133)	$(61,066)	$415,832	$1,835	$417,667

	Three months ended March 31, 2020
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2019	4,755,869	$5	—	—	20,936,658	$21	$315,770	$(390)	$(38,785)	$276,621	$2,349	$278,970
Issuance of Series B Preferred Stock, net	1,229,531	1	—	—	—	—	27,115	—	—	27,116	—	27,116
Redemptions of Series B Preferred Stock	(7,753)	0	—	—	—	—	(185)	—	—	(185)	—	(185)
Issuance of common stock, net	—	—	—	—	409,800	0	5,324	—	—	5,324	—	5,324
Net income	—	—	—	—	—	—	—	—	3,059	3,059	42	3,101
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	—	(2,125)	(2,125)	—	(2,125)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	(2,850)	(2,850)	(39)	(2,889)
Comprehensive loss attributable to the Company								(1,257)	—	(1,257)	—	(1,257)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(4)	—	—	(4)	4	—
Balance at March 31, 2020	5,977,647	$6	—	$—	21,346,458	$21	$348,020	$(1,647)	$(40,701)	$305,699	$2,356	$308,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$554	$3,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,051	4,257
Amortization of debt issuance costs	388	179
Amortization of deferred rent assets and liabilities, net	(179)	(69)
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	(33)	—
Loss (income) from investments in unconsolidated entities	13	(34)
Bad debt expense	—	12
Loss on dispositions of real estate assets, net	798	99
Changes in operating assets and liabilities:
Other assets, net	(924)	(1,857)
Accounts payable and accrued expenses and Due to related parties, net	1,099	(1,243)
Other liabilities, net	(1,111)	(949)
Net cash provided by operating activities	6,656	3,496
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(1,579)	(7,436)
Capital expenditures on existing real estate assets	(3,027)	(2,682)
Deposits on prospective real estate acquisitions and investments	(800)	(50)
Net cash used in investing activities	(5,406)	(10,168)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	35,868	35,589
Offering costs	(1,447)	(2,523)
Redemptions of cumulative redeemable preferred stock (Series B and Series C)	—	(185)
Proceeds from issuance of mandatorily-redeemable preferred stock (Series D)	60,375	—
Redemption of mandatorily-redeemable preferred stock (Series A)	(28,750)	—
Borrowings from notes and bonds payable	9,903	—
Repayments of notes and bonds payable	(4,973)	(4,388)
Payments of financing fees	(2,223)	(263)
Dividends paid on cumulative redeemable preferred stock (Series B and Series C)	(2,676)	(2,125)
Distributions paid on non-controlling common interests in Operating Partnership	(9)	(39)
Distributions paid on common stock	(3,642)	(2,850)
Net cash provided by financing activities	62,426	23,216
NET INCREASE IN CASH AND CASH EQUIVALENTS	63,676	16,544
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,218	13,688
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,894	$30,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
NON-CASH OPERATING, INVESTING, AND FINANCING INFORMATION:
Issuance of non-controlling interests in Operating Partnership in conjunction with acquisitions, net	$3,970	$—
Operating lease right-of-use assets included in Other assets, net	683	168
Operating lease liabilities included in Other liabilities, net	644	127
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	692	2,699
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	—	28
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	165	77
Lender holdback on loan issuance	—	498
Unrealized loss related to interest rate hedging instrument	(133)	(1,647)
Dividends paid on Series C Preferred Stock via additional share issuances	21	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of March 31, 2021 and December 31, 2020, the Company owned approximately 99.3% and 100.0%, respectively, of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the three months ended March 31, 2021, and for the tax year ended December 31, 2020, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2021 (the “Form 10-K”). The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Recently-Issued Accounting Pronouncements
In April 2020, the FASB issued a staff question-and-answer document, “Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic” (the “COVID-19 Q&A”), to address certain frequently-asked questions pertaining to lease concessions arising from the effects of the COVID-19 pandemic. Existing lease guidance requires entities to determine if a lease concession is a result of a new arrangement reached with the tenant (which would be addressed under the lease modification accounting framework) or if a lease concession is under the enforceable rights and obligations within the existing lease agreement (which would not fall under the lease modification accounting framework). The COVID-19 Q&A clarifies that entities may elect to not evaluate whether lease-related relief granted in light of the effects of COVID-19 is a lease modification, provided that the concession does not result in a substantial increase in rights of the lessor or obligations of the lessee. This election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than the total payments required by the original contract.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 140 farms we owned as of March 31, 2021 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)	56	25,202	23,531	$622,177	$383,829
Florida	23	20,770	16,256	209,525	129,527
Arizona(5)	6	6,280	5,228	57,368	19,575
Colorado	12	32,773	25,577	48,023	30,147
Washington	3	1,384	1,001	39,006	25,425
Nebraska	9	7,782	7,050	30,601	19,296
Michigan	15	962	682	11,832	7,011
Texas	1	3,667	2,219	8,306	5,117
Maryland	6	987	863	7,939	4,644
Oregon	3	418	363	6,091	3,839
South Carolina	3	597	447	3,790	2,259
North Carolina	2	310	295	2,235	1,206
Delaware	1	180	140	1,272	744
	140	101,312	83,652	$1,048,165	$632,619
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
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of March 31, 2021, this investment had a net carrying value of approximately $1.1 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheet.
(4)Includes one farm in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. The farm subject to this sublease consists of approximately five acres and had an aggregate net cost basis of approximately $784,000 as of March 31, 2021 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).
(5)Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $2.3 million as of March 31, 2021 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of March 31, 2021, and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Real estate:
Land and land improvements	$714,676	$713,333
Permanent Plantings	202,443	202,420
Irrigation and drainage systems	140,855	141,408
Farm-related facilities	32,812	28,146
Other site improvements	10,285	10,132
Real estate, at gross cost	1,101,071	1,095,439
Accumulated depreciation	(54,700)	(49,236)
Real estate, net	$1,046,371	$1,046,203
Real estate depreciation expense on these tangible assets was approximately $5.7 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively.
Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of both March 31, 2021, and December 31, 2020, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.0 million. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $98,000 and $75,000 for the three months ended March 31, 2021 and 2020, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of March 31, 2021, and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Lease intangibles:
Leasehold interest – land	$4,285	$3,498
In-place leases	1,824	1,968
Leasing costs	1,616	1,640
Tenant relationships	127	127
Lease intangibles, at cost	7,852	7,233
Accumulated amortization	(3,462)	(3,501)
Lease intangibles, net	$4,390	$3,732
Total amortization expense related to these lease intangible assets was approximately $383,000 and $826,000 for the three months ended March 31, 2021 and 2020, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of March 31, 2021, and December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$255	$(110)	$308	$(154)
Below-market lease values and other deferred revenue(2)	(2,229)	372	(908)	336
	$(1,974)	$262	$(600)	$182
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
Total amortization related to above-market lease values and lease incentives was approximately $(44,000) and $31,000 for the three months ended March 31, 2021 and 2020, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $36,000 and $25,000 for the three months ended March 31, 2021 and 2020, respectively.

Acquisitions
2021 Acquisitions
During the three months ended March 31, 2021, we acquired three new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Palmer Mill Road	Dorchester, MD	3/3/2021	228	2	Sod	10.0 years	2 (5 years)	$1,600	$48	$89
Eight Mile Road - Port Facility	San Joaquin, CA	3/11/2021	5	1	Cooling Facility & Storage	9.8 years	3 (5 years)	3,977	30	189
			233	3				$5,577	$78	$278
(1)Includes approximately $4,000 of external legal fees associated with negotiating and originating the leases associated with these acquisitions, which costs were expensed in the period incurred.
(2)Based on the minimum cash rental payments guaranteed under the respective leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
During the three months ended March 31, 2021, in the aggregate, we recognized operating revenues of approximately $25,000 and a net loss of approximately $4,000 related to the above acquisitions.
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
(1)Includes approximately $4,000 of aggregate external legal fees associated with negotiating and originating the leases associated with these acquisitions, which costs were expensed in the period incurred.
(2)Unaudited; based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
During the three months ended March 31, 2020, we recognized operating revenues of approximately $88,000 and net income of approximately $70,000 related to the above acquisition.
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the three months ended March 31, 2021 and 2020 is as follows (dollars in thousands):

Assets (Liabilities) Acquired	2021 Acquisitions	2020 Acquisitions
Land and Land Improvements	$1,341	$6,843
Irrigation & Drainage Systems	209	657
Farm-related Facilities	4,218	—
Other Site Improvements	88	—
Leasehold Interest—Land	787
In-Place Leases	110	—
Leasing Costs	145	—
Below-market Lease Values(1)	(1,321)	—
Total Purchase Price	$5,577	$7,500
(1)Included within Other liabilities, net on the accompanying Condensed Consolidated Balance Sheets.
Investments in Unconsolidated Entities
In connection with the acquisition of certain farmland located in Fresno County, California, we also acquired an ownership in a related LLC, the sole purpose of which is to own and maintain a pipeline conveying water to our and other neighboring properties. As of March 31, 2021, our aggregate ownership interest in the LLC was 50.0%. As our investment in the LLC is deemed to constitute “significant influence,” we have accounted for this investment under the equity method.
During the three months ended March 31, 2021 and 2020, we recorded (loss) income of approximately $(13,000) and $34,000, respectively (included on our Condensed Consolidated Statements of Operations and Comprehensive Income as (Loss) income from investments in unconsolidated entities), which represents our pro-rata share of the (loss) income recognized by the LLC. Our combined ownership interest in the LLC, which had an aggregate carrying value of approximately $1.1 million and $1.2 million, as of March 31, 2021, and December 31, 2020, respectively, is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Portfolio Concentrations
Credit Risk
As of March 31, 2021, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10.0% of the total lease revenue recorded during the three months ended March 31, 2021.
Geographic Risk
Farms located in California and Florida accounted for approximately $9.9 million (61.9%) and $3.4 million (20.9%), respectively, of the total lease revenue recorded during the three months ended March 31, 2021. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster (such as an earthquake, wildfire, or flood) occur or climactic change impact the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. No other single state accounted for more than 10.0% of our total lease revenue recorded during the three months ended March 31, 2021.
Impairment
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of March 31, 2021, and December 31, 2020, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
NOTE 4. BORROWINGS
Our borrowings as of March 31, 2021, and December 31, 2020, are summarized below (dollars in thousands):

	Carrying Value as of		As of March 31, 2021
	March 31, 2021	December 31, 2020	Stated Interest Rates(1) (Range; Wtd. Avg)	Maturity Dates (Range; Wtd. Avg)
Notes and bonds payable:
Fixed-rate notes payable	$536,015	$492,182	2.45%–5.70%; 3.72%	2/14/2022–11/1/2045; December 2031
Variable-rate notes payable(2)	4,410	45,525	2.11%–2.11%; 2.11%	12/1/2022–12/1/2030; October 2029
Fixed-rate bonds payable	92,094	89,883	2.13%–4.57%; 3.49%	8/17/2021–10/31/2028; July 2024
Total notes and bonds payable	632,519	627,590
Debt issuance costs – notes and bonds payable	(3,607)	(3,629)	N/A	N/A
Notes and bonds payable, net	$628,912	$623,961

Variable-rate revolving lines of credit	$100	$100	2.50%	4/5/2024

Total borrowings, net	$629,012	$624,061
(1)Where applicable, stated interest rates are before interest patronage (as described below).
(2)Notes were fixed subsequent to March 31, 2021; see Note 11, “Subsequent Events.”
As of March 31, 2021, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.0 billion. The weighted-average interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.70% for the three months ended March 31, 2021, as compared to 3.98% for the three months ended March 31, 2020. In addition, 2020 interest patronage from our Farm Credit

Notes Payable (as defined below) resulted in a 28.7% reduction (approximately 135 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage“ for further discussion on interest patronage.
As of March 31, 2021, we were in compliance with all covenants applicable to the above borrowings.
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
The following table summarizes the pertinent terms of the New MetLife Facility as of March 31, 2021 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
New MetLife Term Note	$75,000	(1)	1/5/2030	$36,900	2.75%, fixed through 1/4/2030	(2)	38,100	(3)
MetLife Lines of Credit	75,000		4/5/2024	100	3-month LIBOR + 2.00%	(4)	74,900	(3)
Total principal outstanding				$37,000
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
(3)Based on the properties that were pledged as collateral under the New MetLife Facility, as of March 31, 2021, the maximum additional amount we could draw under the facility was approximately $24.2 million.
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
On December 10, 2020, we entered into an amended and restated bond purchase agreement (the “Amended and Restated Bond Purchase Agreement”) with Farmer Mac and the Bond Purchaser, increasing the secured note purchase facility to provide for bond issuances up to an aggregate principal amount of $225.0 million (the “New Farmer Mac Facility”). In addition, the Amended and Restated Bond Purchase Agreement extended the date through which we may issue new bonds to May 31, 2023, and the final maturity date for bonds issued under the Farmer Mac Facility to December 31, 2030.
During the three months ended March 31, 2021, we issued one new bond under the Farmer Mac Facility, the pertinent terms of which are summarized in the following table (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
2/4/2021	$2,460	10/31/2028	25.0 years	3.13%	Fixed throughout term
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 12 different Farm Credit associations (collectively, “Farm Credit”). During the three months ended March 31, 2021, we entered into the following loan agreements with Farm Credit (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate(1)	Interest Rate Terms
Farm Credit West, FLCA(2)	1/28/2021	$2,073	11/1/2045	24.8 years	3.23%	Fixed through December 31, 2027 (variable thereafter)
Mid Atlantic Farm Credit, ACA	3/3/2021	960	6/1/2045	24.4 years	3.80%	Fixed through 1/31/2031 (variable thereafter)
(1)Stated rate is before interest patronage, as described below.
(2)Loan proceeds used to repay a previously-issued loan with a balance of approximately $1.4 million and a stated interest rate of 4.99%.
Interest Patronage
Interest patronage, or refunded interest, on our borrowings from Farm Credit is generally recorded upon receipt and is included within Other income on our Condensed Consolidated Statements of Operations and Comprehensive Income. Receipt of interest patronage typically occurs in the first half of the calendar year following the calendar year in which the respective interest expense is accrued. During the three months ended March 31, 2021, we recorded interest patronage of approximately $2.2 million related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2020. In addition, during the three months ended September 30, 2020, we recorded approximately $306,000 of 2020 interest patronage, as certain Farm Credit associations prepaid a portion of the 2020 interest patronage (which related to interest accrued during 2020 but is typically received in 2021). In total, we recorded approximately $2.5 million of 2020 interest patronage related to our Farm Credit Notes Payable, which resulted in a 28.7% reduction (approximately 135 basis points) to the interest rates on such borrowings.
Other Borrowings
During the three months ended March 31, 2021, we entered into loan agreements with various other lenders, the terms of which are summarized in the following table (dollars in thousands):

Lender	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
Rabo AgriFinance, LLC	3/11/2021	$3,780	12/1/2030	25.0 years	2.11%	1-month LIBOR + 2.00%(1)
Rabo AgriFinance, LLC	3/11/2021	630	12/1/2022	None (interest only)	2.11%	1-month LIBOR + 2.00%(1)
(1)Subsequent to March 31, 2021, we entered into fixed interest rate swap agreements for each of these loans. See Note 11, “Subsequent Events—Financing Activity—Borrowing Activity—Interest Rate Swap Agreements,” for additional information on these swap agreements.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of March 31, 2021, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining nine months ending December 31:	2021	$16,335
For the fiscal years ending December 31:	2022	51,928
	2023	44,003
	2024	40,123
	2025	37,133
	2026	16,255
	Thereafter	426,742
		$632,519
Fair Value
ASC 820, “Fair Value Measurement (Subtopic 820)” (“ASC 820”), provides a definition of fair value that focuses on the exchange (exit) price of an asset or liability in the principal, or most advantageous, market and prioritizes the use of market-based inputs to the valuation. ASC 820-10 establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
As of March 31, 2021, the aggregate fair value of our long-term notes and bonds payable was approximately $626.2 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $632.5 million. The fair value of our long-term notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of March 31, 2021, is deemed to approximate their aggregate carrying value of $0.1 million.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. As of March 31, 2021, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges, and we record changes in the fair values of the interest rate swap agreements to accumulated other comprehensive income on the Condensed Consolidated Balance Sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swap as of March 31, 2021, and December 31, 2020 (dollars in thousands):

Period	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
As of March 31, 2021	$57,222	$561	$(694)
As of December 31, 2020	14,077	—	(1,500)
The following table summarizes certain balance sheet information regarding our derivative instruments as of March 31, 2021, and December 31, 2020 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$561	$—
Interest rate swaps	Other liabilities, net	(694)	(1,500)
Total, net		$(133)	$(1,500)
The following table presents the amount of income (loss) recognized in comprehensive income within our condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31, 2021	Three months ended March 31, 2020
Derivative in cash flow hedging relationship:
Interest rate swaps	$1,367	$(1,257)
Total	$1,367	$(1,257)
NOTE 5. MANDATORILY-REDEEMABLE PREFERRED STOCK
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
On February 12, 2021, we redeemed all of our outstanding shares of Series A Term Preferred Stock at a cash redemption price of $25.00 per share plus all accrued and unpaid dividends up to, but excluding, the redemption date. In total, we paid approximately $28.8 million for the redemption of the Series A Term Preferred Stock using proceeds from the offering of our Series D Term Preferred Stock (as defined below). Our Series A Term Preferred Stock was delisted from Nasdaq on the date we redeemed all outstanding shares. In connection with this early redemption, during the three months ended March 31, 2021, we wrote off approximately $127,000 of unamortized issuance costs related to the issuance of the Series A Term Preferred Stock.
Subsequent to March 31, 2021, we filed Articles Supplementary reclassifying 850,000 authorized but unissued shares of Series A Term Preferred Stock as additional shares of common stock. See Note 11, “Subsequent Events—Equity Activity—Articles Supplementary Reclassifying Remaining Series A Term Preferred Stock.”
Series D Term Preferred Stock
In January 2021, we completed a public offering of 5.00% Series D Cumulative Term Preferred Stock, par value $0.001 per share (the “Series D Term Preferred Stock”), at a public offering price of $25.00 per share. As a result of this offering (including the underwriters’ exercise of their option to purchase additional shares to cover over-allotments), we issued a total of 2,415,000 shares of the Series D Term Preferred Stock for gross proceeds of approximately $60.4 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $58.3 million. The Series D Term Preferred Stock is traded under the ticker symbol “LANDM” on Nasdaq.
The shares of the Series D Term Preferred Stock have a mandatory redemption date of January 31, 2026, and are not convertible into our common stock or any other securities. Generally, we are not permitted to redeem shares of the Series D Term Preferred Stock prior to January 31, 2023, except in limited circumstances to preserve our qualification as a REIT. On or after January 31, 2023, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption.
We incurred approximately $2.1 million in total offering costs related to this issuance, which have been recorded net of the Series D Term Preferred Stock as presented on the accompanying Condensed Consolidated Balance Sheets and are being amortized over the mandatory redemption period as a component of interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. The Series D Term Preferred Stock is recorded as a liability on our accompanying Condensed Consolidated Balance Sheets in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily-redeemable financial instruments should be classified as liabilities. In addition, the related dividend payments are treated similarly to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
As of March 31, 2021, the fair value of our Series D Term Preferred Stock was approximately $61.7 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock is valued using Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price as of March 31, 2021, of $25.54.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the three months ended March 31, 2021, see Note 8, “Equity—Distributions.”
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

We have entered into an investment advisory agreement with our Adviser and an administration agreement with our Administrator (the “Administration Agreement”). The advisory agreement with our Adviser that was in effect through March 31, 2017, and the Administration Agreement each became effective February 1, 2013. The advisory agreement with our Adviser was amended and restated on each of July 9, 2019, and January 14, 2020 (as amended, the “Advisory Agreement”). The Administration Agreement and Advisory Agreement were both approved unanimously by our board of directors, including our independent directors. A summary of the compensation terms for the Advisory Agreement and a summary of the Administration Agreement is below.
Advisory Agreement
Pursuant to the Advisory Agreement, our Adviser is compensated in the form of a base management fee, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. Each of the base management, incentive, capital gains, and termination fees is described below.
Base Management Fee
Pursuant to the Advisory Agreement, a base management fee is paid quarterly and is calculated at an annual rate of 0.50% (0.125% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the gross cost of tangible real estate owned by us (including land and land improvements, permanent plantings, irrigation and drainage systems, farm-related facilities, and other tangible site improvements), prior to any accumulated depreciation, and as shown on our balance sheet or the notes thereto for the applicable quarter.
Incentive Fee
Pursuant to the Advisory Agreement, an incentive fee is calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeded a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Common Equity.
For purposes of this calculation, Pre-Incentive Fee FFO is defined in the Advisory Agreement as FFO (also as defined in the Advisory Agreement) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends declared on preferred stock securities that were not treated as a liability for GAAP purposes. In addition, Total Adjusted Common Equity is defined as common stockholders’ equity plus non-controlling common interests in the Operating Partnership, if any (each as reported on our balance sheet), adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items.
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
Capital Gains Fee
Pursuant to the Advisory Agreement, a capital gains-based incentive fee will be calculated and payable in arrears at the end of each fiscal year (or upon termination of the Advisory Agreement). The capital gains fee shall equal: (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses, minus (ii) any aggregate capital gains fees paid in prior periods. For purposes of this calculation, realized capital gains and losses will be calculated as (x) the sales price of the property, minus (y) any costs to sell the property and the then-current gross value of the property (which includes the property’s original acquisition price plus any subsequent, non-reimbursed capital improvements). At the end of each fiscal year, if this figure is negative, no capital gains fee shall be paid.
Termination Fee
Pursuant to the Advisory Agreement, in the event of our termination of the agreement with our Adviser for any reason (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to three times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination.
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
Gladstone Securities
On April 11, 2017, we entered into an agreement with Gladstone Securities, LLC (“Gladstone Securities”), for it to act as our non-exclusive agent to assist us with arranging financing for our properties (the “Financing Arrangement Agreement”). Gladstone Securities is a privately-held broker-dealer and a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by Mr. Gladstone, who also serves on the board of managers of Gladstone Securities. In addition, Michael LiCalsi, our General Counsel and Secretary, serves in several capacities for Gladstone Securities, including as Chief Legal Officer, Secretary, and a member of its board of managers since 2010 and a managing principal since 2011.
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
During the three months ended March 31, 2021 and 2020, we paid total financing fees to Gladstone Securities of approximately $17,000 and $0, respectively. Through March 31, 2021, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
Dealer-Manager Agreements
On January 10, 2018, we entered into a dealer-manager agreement, which was amended and restated on May 31, 2018 (the “Series B Dealer-Manager Agreement”), with Gladstone Securities, whereby Gladstone Securities served as our exclusive dealer-manager in connection with the offering of our Series B Preferred Stock (as defined in Note 8, “Equity—Series B Preferred Stock”). On February 20, 2020, we entered into a dealer-manager agreement (the “Series C Dealer-Manager Agreement,” and together with the Series B Dealer-Manager Agreement, the “Dealer-Manager Agreements”), with Gladstone Securities, whereby Gladstone Securities serves as our exclusive dealer-manager in connection with the offering of our Series C Preferred Stock (as defined in Note 8, “Equity—Equity Issuances—Series C Preferred Stock”).
Pursuant to the Dealer-Manager Agreements, Gladstone Securities provides certain sales, promotional, and marketing services to us in connection with the offering of the Series B Preferred Stock and Series C Preferred Stock, and we generally paid or pay Gladstone Securities the following:
•With regard to the Series B Preferred Stock:
iselling commissions of up to 7.0% of the gross proceeds from sales in the offering (the “Series B Selling Commissions”), and iia dealer-manager fee of 3.0% of the gross proceeds from sales in the offering (the “Series B Dealer-Manager Fee”).
•With regard to the Series C Preferred Stock:
iselling commissions of up to 6.0% of the gross proceeds from sales in the offering (the “Series C Selling Commissions,” and together with the Series B Selling Commissions, the “Selling Commissions”), and
iia dealer-manager fee of 3.0% of the gross proceeds from sales in the offering (the “Series C Dealer-Manager Fee,” and together with the Series B Dealer-Manager Fees, the “Dealer-Manager Fees”).
No Series C Selling Commissions or Series C Dealer-Manager Fee shall be paid with respect to shares of the Series C Preferred Stock sold pursuant to our dividend reinvestment plan (the “DRIP”) for the Series C Preferred Stock. Gladstone Securities may, in its sole discretion, remit all or a portion of the Selling Commissions and also reallow all or a portion of the Dealer-Manager Fees to participating broker-dealers and wholesalers in support of the offerings. The terms of each of the Dealer-Manager Agreements were approved by our board of directors, including its independent directors.
During the three months ended March 31, 2020, we paid total Series B Selling Commissions and Series B Dealer-Manager Fees to Gladstone Securities of approximately $2.5 million in connection with sales of the Series B Preferred Stock, the offering for which was completed on March 9, 2020. During the three months ended March 31, 2021 and 2020, we paid total Series C

Selling Commissions and Series C Dealer-Manager Fees to Gladstone Securities of approximately $1.1 million and $0, respectively, in connection with sales of the Series C Preferred Stock. The majority of these amounts were then remitted by Gladstone Securities to unrelated third parties involved in the respective offerings, including participating broker-dealers and wholesalers. Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities are netted against the gross proceeds received from sales of the respective securities and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Base management fee(1)(2)	$1,369	$1,034
Incentive fee(1)(2)	1,162	1,334
Total fees to our Adviser, net	$2,531	$2,368

Administration fee(1)(2)	$357	$384

Selling Commissions and Dealer-Manager Fees(1)(3)	$1,144	$2,484
Financing fees(1)(4)	17	—
Total fees to Gladstone Securities	$1,161	$2,484
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
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020, were as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Base management fee	$1,369	$1,130
Incentive fee	1,162	883
Other(1)	9	18
Total due to Adviser	2,540	2,031
Administration fee	357	363
Cumulative accrued but unpaid portion of prior Administration Fees(2)	154	75
Total due to Administrator	511	438
Due to Gladstone Securities(3)	95	15
Total due to related parties(4)	$3,146	$2,484
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
(3)Represents certain Selling Commissions and Dealer-Manager Fees owed in connection with recent sales of our Series C Preferred Stock.
(4)Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Obligations

In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms, which are summarized in the table below (dollars in thousands):

Farm Location	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of March 31, 2021
Hillsborough, FL	55	$2,250	(2)	Q2 2021	$1,073
Tulare, CA	160	700	(2)	Q2 2021	—
Wicomico & Caroline, MD, and Sussex, DE	833	115		Q3 2021	36
Napa, CA	270	1,548	(2)	Q3 2023	—
Santa Barbara, CA	271	4,000	(2)	Q3 2024	2,427
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
Collier & Hendry, FL	3,612	2,000	(2)	Q2 2025	—
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
We are obligated as lessee under three ground leases. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of March 31, 2021, is as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining nine months ending December 31:	2021	$33
For the fiscal years ending December 31:	2022	70
	2023	70
	2024	70
	2025	40
	2026	40
	Thereafter	600
Total undiscounted lease payments		923
Less: imputed interest		(279)
Present value of lease payments		$644
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the State of Arizona, as lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Consolidated Statement of Operations and Comprehensive Income) of approximately $14,000 and $12,000 during the three months ended March 31, 2021 and 2020, respectively.
Litigation
In the ordinary course of business, we may be involved in legal proceedings from time to time. We are not currently subject to any material known or threatened litigation.
NOTE 8. EQUITY
Amendment to Articles of Incorporation
On January 13, 2021, we filed with the State Department of Assessments and Taxation of Maryland (“SDAT”) the Articles Supplementary (i) setting forth the rights, preferences and terms of the Series D Term Preferred Stock and (ii) reclassifying and designating 3,600,000 shares of our authorized and unissued shares of common stock as shares of Series D Term Preferred Stock.
Amendment to Operating Partnership Agreement
On January 13, 2021, the Operating Partnership adopted the Fifth Amendment to its First Amended and Restated Agreement of Limited Partnership, including Exhibit SD thereto (collectively, the “Amendment”), as amended from time to time, establishing the rights, privileges, and preferences of 5.00% Series D Cumulative Term Preferred Units, a newly-designated class of limited partnership interests (the “Series D Term Preferred Units”). The Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series D Term Preferred Units as are issued shares of Series D Term Preferred Stock by the Company in connection with the offering of Series D Term Preferred Stock upon the Company’s contribution to the Operating Partnership of the net proceeds of the offering of Series D Term Preferred Stock. Generally, the Series D Term Preferred Units provided for under the Amendment have preferences, distribution rights, and other provisions substantially equivalent to those of the Series D Term Preferred Stock.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of March 31, 2021, and December 31, 2020, we owned approximately 99.3% and 100.0%, respectively, of the outstanding OP Units. As of March 31, 2021, and December 31, 2020, there were 204,778 and 0 OP Units held by non-controlling OP Unitholders, respectively.
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
Information regarding OP Units issued to noncontrolling OP Unitholders during the three months ended March 31, 2021, is provided in the following table (dollars in thousands, except per-unit amounts):

Number of OP Units Issued	Weighted Average Issuance Price per OP Unit	Aggregate Value(1)
204,778	$19.42	$3,977
(1)Based on the closing stock price of the Company’s common stock on the date of issuance.
No OP Units were tendered for redemption during the three months ended March 31, 2021.
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
Registration Statement
On March 6, 2020, we filed a universal registration statement on Form S-3 (File No. 333-236943) with the SEC (the “Registration Statement”) to replace our prior universal registration statement. The Registration Statement, which was declared effective by the SEC on April 1, 2020, permits us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through March 31, 2021, we had issued a total of 1,624,251 shares of Series C Preferred Stock for gross proceeds of approximately $40.3 million, 2,415,000 shares of Series D Term Preferred Stock for gross proceeds of approximately $60.4 million, and 5,897,190 shares of common stock (excluding 288,303 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $90.3 million under the Registration Statement.
Equity Issuances
Series B Preferred Stock
On May 31, 2018, we filed a prospectus supplement with the SEC for a continuous public offering of up to 6,000,000 shares (the “Series B Offering”) of our 6.00% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at an offering price of $25.00 per share for gross proceeds of up to $150.0 million. The Series B Preferred Stock was offered on a continuous, “reasonable best efforts” basis by Gladstone Securities, the dealer-manager for the Series B Offering.

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
During the year ended December 31, 2020, we listed the Series B Preferred Stock on Nasdaq under the ticker “LANDO.” Trading of the Series B Preferred Stock on Nasdaq commenced on October 19, 2020.
Series C Preferred Stock
On April 3, 2020, we filed a new prospectus supplement (which superseded and replaced a previously-filed prospectus supplement) with the SEC for a continuous public offering (the “Series C Offering”) of up to 26,000,000 shares of our newly-designated 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”). The Series C Offering permits us to sell up to 20,000,000 shares (the “Primary Series C Offering”) of our Series C Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share and up to 6,000,000 shares of our Series C Preferred Stock pursuant to the DRIP at a price of $22.75 per share.
The following table provides information on equity sales that have occurred during the three months ended March 31, 2021 (dollars in thousands, except per-share amounts):

Number of Shares Sold(1)	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(2)
534,971	$24.89	$13,315	$12,171
(1)Excludes shares issued pursuant to the DRIP. During the three months ended March 31, 2021, we issued approximately 707 shares of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of Series C Selling Commissions and Series C Dealer-Manager Fees.
As of March 31, 2021, excluding Series C Selling Commissions and Series C Dealer-Manager Fees, we have incurred approximately $301,000 of costs related to the Series C Offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets) and are applied against gross proceeds received from the offering through additional paid-in capital as shares of the Series C Preferred Stock are sold. See Note 6, “Related-Party Transactions—Gladstone Securities—Series C Dealer-Manager Agreement,” for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series C Offering.
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
See Note 11, “Subsequent Events—Equity Activity—Equity Issuances,” for sales of Series C Preferred Stock completed subsequent to March 31, 2021.
Common Stock
At-the-Market Program
On May 12, 2020, we entered into equity distribution agreements with Virtu Americas, LLC, and Ladenburg & Co., Inc., under which we may issue and sell, from time to time and through the current Sales Agents, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM Program”).
The following table provides information on shares of common stock sold by the Sales Agents under the ATM Program during the three months ended March 31, 2021 (dollars in thousands, except per-share amounts):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
1,312,932	$17.17	$22,537	$22,312
(1)Net of underwriting commissions and discounts.
See Note 11, “Subsequent Events—Equity Activity—Equity Issuances,” for sales of sales of common stock completed under the ATM Program subsequent to March 31, 2021.
Distributions

The per-share distributions to preferred and common stockholders declared by our Board of Directors and paid by us (except as noted) during the three months ended March 31, 2021 and 2020 are reflected in the table below.

	Three months ended March 31,
Issuance	2021	2020
Series A Term Preferred Stock(1)(2)	$0.1815104	$0.3984375
Series B Preferred Stock(3)	0.375	0.375
Series C Preferred Stock(3)	0.375	—
Series D Term Preferred Stock(1)(3)(4)	0.246528	—
Common Stock(5)	0.13485	0.13395
(1)Dividends are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The Series A Term Preferred Stock was redeemed in full on February 12, 2021.
(3)Of the aggregate dividends declared on the Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock by our Board of Directors on January 12, 2021, approximately $1.2 million was paid (as scheduled) by us on April 5, 2021.
(4)The Series D Term Preferred Stock was issued on January 19, 2021.
(5)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenues for the three months ended March 31, 2021 and 2020 (dollars in thousands, except for footnotes):

	Three months ended March 31,
	2021	2020
Fixed lease payments(1)	$15,979	$12,262
Variable lease payments(2)	55	3,018
Lease revenues, net(3)	$16,034	$15,280
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three months ended March 31, 2021 and 2020, we recorded participation rents of approximately $26,000 and $30,000, respectively, and reimbursements of certain property operating expenses by tenants of approximately $29,000 and $178,000, respectively. In addition, during the three months ended March 31, 2020, we received a lease termination payment of approximately $3.0 million.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2021 and 2020, computed using the weighted average number of shares outstanding during the respective periods. Earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss.

	Three months ended March 31,
	2021	2020
	(Dollars in thousands, except per-share amounts)
Net (loss) income attributable to common stockholders	$(2,211)	$934
Weighted average shares of common stock outstanding – basic and diluted	26,874,630	21,262,080
(Loss) Income per common share – basic and diluted	$(0.08)	$0.04
The weighted-average number of OP Units held by non-controlling OP Unitholders was 47,782 and 288,303 for the three months ended March 31, 2021 and 2020, respectively.
NOTE 11. SUBSEQUENT EVENTS
Portfolio Activity

Acquisition Activity
Subsequent to March 31, 2021, we acquired one new farm, which is summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
South Avenue Corning	Tehama, CA	4/5/2021	2,285	1	Olives for Olive Oil	14.7 years	1 (5 years)	$37,800	$83	$2,541
			2,285	1				$37,800	$83	$2,541
(1)Acquisition will be accounted for as asset acquisitions in accordance with ASC 360. The figures above represent only costs paid or accrued for as of the date of this filing.
(2)Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
Financing Activity
Borrowing Activity
Interest Rate Swap Agreements
Certain loans we secured during the three months ended March 31, 2021, were initially issued at variable rates. Subsequent to March 31, 2021, these loans were effectively fixed through our entry into interest rate swap agreements, as summarized in the following table (dollars in thousands):

Lender	Effective Date	Loan Amount	Original Variable Interest Rate Terms	New Fixed Interest Rate Terms
Rabo AgriFinance, LLC	4/1/2021	$3,780	1-month LIBOR + 2.00%	3.265%; fixed throughout term
Rabo AgriFinance, LLC(1)	4/1/2021	630	1-month LIBOR + 2.00%	2.435%; fixed throughout term
Equity Activity
Equity Issuances
The following table provides information on equity sales that have occurred subsequent to March 31, 2021 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock(2)	178,041	$24.76	$4,408	$4,050
Common Stock – ATM Program	1,825,452	20.28	37,020	36,650
(1)Net of Series C Selling Commissions and Series C Dealer-Manager Fees or underwriting commissions and discounts (in each case, as applicable).
(2)Excludes approximately 778 shares issued pursuant to the DRIP.
Articles Supplementary Reclassifying Remaining Series A Term Preferred Stock
On May 7, 2021, we filed Articles Supplementary (the “Reclassification Articles Supplementary”) with the SDAT, pursuant to which our board of directors reclassified and designated the remaining 850,000 shares of authorized but unissued Series A Term Preferred Stock as additional shares of common stock. After giving effect to the filing of the Reclassification Articles Supplementary, our authorized capital stock consists of 63,944,073 shares of common stock, 6,456,065 shares of Series B Preferred Stock, 25,999,862 shares of Series C Preferred Stock, and 3,600,000 shares of Series D Term Preferred Stock. The Reclassification Articles Supplementary did not increase our authorized shares of capital stock.
Distributions
On April 13, 2021, our Board of Directors authorized and we declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	April 23, 2021	April 30, 2021	$0.125
	May 19, 2021	May 28, 2021	0.125
	June 18, 2021	June 30, 2021	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	April 28, 2021	May 5, 2021	$0.125
	May 26, 2021	June 4, 2021	0.125
	June 28, 2021	July 6, 2021	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	April 23, 2021	April 30, 2021	$0.104167
	May 19, 2021	May 28, 2021	0.104167
	June 18, 2021	June 30, 2021	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Common Stock(1):	April 23, 2021	April 30, 2021	$0.045
	May 19, 2021	May 28, 2021	0.045
	June 18, 2021	June 30, 2021	0.045
Total Common Stock Distributions:			$0.135
(1)The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling OP Unitholders as of the above record dates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely,” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”). We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”), except as required by law.
All references to “we,” “our,” “us” and the “Company” in this Quarterly Report mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term refers only to Gladstone Land Corporation.
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 141 farms comprised of 103,597 acres located across 13 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
We conduct substantially all of our activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, approximately 99.3% of the units of limited partnership interest in the Operating Partnership (“OP Units”). In addition, we have elected for Gladstone Land Advisers, Inc. (“Land Advisers”), a wholly-owned subsidiary of ours, to be treated as a taxable REIT subsidiary (“TRS”).
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and directly pay their salaries, benefits, and general expenses.
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 141 farms leased to 79 different, unrelated third-party tenants who grow over 55 different types of crops on our farms. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also diversified our portfolio into farmland suitable for other crop types, including permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes) and, to a lesser extent, certain commodity crops (e.g., beans and corn).
The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations (by state) of our farms owned and with leases in place as of and for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	As of and For the three months ended March 31, 2021					As of and For the three months ended March 31, 2020
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	56	25,202	24.9%	$9,927	61.9%	42	14,830	16.9%	$6,816	44.6%
Florida	23	20,770	20.5%	3,358	20.9%	23	20,770	23.6%	3,335	21.8%
Colorado	12	32,773	32.3%	731	4.6%	12	32,773	37.3%	823	5.4%
Washington	3	1,384	1.4%	594	3.7%	1	746	0.8%	123	0.8%
Arizona	6	6,280	6.2%	467	2.9%	6	6,280	7.1%	3,331	21.8%
Nebraska	9	7,782	7.7%	397	2.5%	8	7,104	8.1%	385	2.5%
Oregon	3	418	0.4%	133	0.8%	3	418	0.5%	130	0.9%
Texas	1	3,667	3.6%	112	0.7%	1	3,667	4.2%	112	0.7%
Maryland	6	987	1.0%	108	0.7%	—	—	—%	—	—%
Michigan	15	962	0.9%	93	0.6%	15	962	1.1%	170	1.1%
South Carolina	3	597	0.6%	61	0.4%	—	—	—%	—	—%
North Carolina	2	310	0.3%	33	0.2%	2	310	0.4%	55	0.4%
Delaware	1	180	0.2%	20	0.1%	—	—	—%	—	—%
TOTALS	140	101,312	100.0%	$16,034	100.0%	113	87,860	100.0%	$15,280	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 103 of our farms are leased on a pure, triple-net basis, 35 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), and 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, and insurance costs). Additionally, 40 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of March 31, 2021 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Three Months Ended March 31, 2021	% of Total Lease Revenues
2021	7	11,238	11.1%	$1,358	8.5%
2022	8	24,897	24.6%	839	5.2%
2023	12	6,442	6.3%	1,434	8.9%
2024	5	6,243	6.2%	554	3.5%
2025	10	14,552	14.4%	1,751	10.9%
Thereafter	43	37,940	37.4%	10,071	62.8%
Other(2)	4	—	—%	27	0.2%
Totals	89	101,312	100.0%	$16,034	100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Consists of ancillary leases (e.g., oil, gas, and mineral leases, telecommunications leases, etc.) with varying expirations on certain of our farms.

We currently have two agricultural leases scheduled to expire within the next six months (one in California and one in Michigan). We are currently in negotiations with the existing tenants on each of these farms, as well as other potential tenants, and we anticipate being able to renew each of the leases at their respective current market rental rates without incurring any downtime on any of the farms. Overall, we currently anticipate the lease renewals on these farms to be at rental rates that are equal to or slightly higher than those of the current leases. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since January 1, 2021, through the date of this filing, we have acquired four farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Palmer Mill Road	Dorchester, MD	3/3/2021	228	2	Sod	10.0 years	2 (5 years)	$1,600	$48	$89
Eight Mile Road - Port Facility	San Joaquin, CA	3/11/2021	5	1	Cooling Facility & Storage	9.8 years	3 (5 years)	3,977	30	189
South Avenue Corning	Tehama, CA	4/5/2021	2,285	1	Olives for Olive Oil	14.7 years	1 (5 years)	37,800	83	2,541
			2,518	4				$43,377	$161	$2,819
(1)Includes approximately $10,000 of aggregate external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.
(2)Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
Existing Properties
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since January 1, 2021, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES(1)			NEW LEASES
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
CA, CO, FL, & MI	5	7,217	$2,314	—	3 / 2 / 0	$2,259	2.3	—	3 / 2 / 0
(1)Prior Leases includes a lease that was terminated early in April 2021. No lease revenue was recorded related to this lease during the three months ended March 31, 2021. In addition, in connection with this early termination, during the three months ended March 31, 2021, we wrote off aggregate deferred rent and rent receivable balances of approximately $65,000 against lease revenue, and approximately $87,000 of unamortized lease intangible assets related to the terminated lease was written off and charged to amortization expense. Upon termination of this lease, we entered into a new lease with a new tenant effective immediately, which new lease is included in the above table.
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
Financing Activity
Debt Activity
Since January 1, 2021, through the date of this filing, we have incurred the following new, long-term borrowings (dollars in thousands, except for footnotes; for further discussion on certain defined terms used below, refer to Note 4, “Borrowings,”

within the accompanying notes to our condensed consolidated financial statements):

Lender	Date of Issuance	Principal Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Expected Effective Interest Rate(1)	Interest Rate Terms
Farm Credit West, FLCA(2)	1/28/2021	$2,073	11/1/2045	24.8 years	3.23%	2.20%	Fixed through December 31, 2027 (variable thereafter)
Federal Agricultural Mortgage Corporation (“Farmer Mac”)(3)	2/4/2021	2,460	10/31/2028	25.0 years	3.13%	3.13%	Fixed throughout term
Mid Atlantic Farm Credit, ACA	3/3/2021	960	6/1/2045	24.4 years	3.80%	3.31%	Fixed through 1/31/2031 (variable thereafter)
Rabo AgriFinance, LLC(4)	3/11/2021	3,780	12/1/2030	25.0 years	3.27%	3.27%	Fixed throughout term
Rabo AgriFinance, LLC(4)	3/11/2021	630	12/1/2022	None (interest only)	2.44%	2.44%	Fixed throughout term
Total / Weighted-averages		$9,903			3.23%	2.96%
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
(2)Loan proceeds used to repay a previously-issued loan with a balance of approximately $1.4 million and a stated interest rate of 4.99%.
(3)Bond issued under our facility with Farmer Mac.
(4)Loans were issued as variable-rate loans but were fixed subsequent to their issuance through our entry into interest rate swap agreements with the lender (as counterparty). See Note 11, “Subsequent Events—Financing Activity—Borrowing Activity—Interest Rate Swap Agreements,” in the accompanying notes to our consolidated financial statements for further discussion on these agreements.

Proceeds from these financings were used to fund new acquisitions, repay existing indebtedness, and for general corporate purposes. Gladstone Securities, an affiliate of ours, earned total financing fees of approximately $17,000 in connection with securing these financings.
Farm Credit Notes Payable—Interest Patronage
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 12 different Farm Credit associations (collectively, “Farm Credit”). During the three months ended March 31, 2021, we recorded interest patronage of approximately $2.2 million related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2020. In addition, during the three months ended September 30, 2020, we recorded approximately $306,000 of 2020 interest patronage, as certain Farm Credit associations prepaid a portion of the 2020 interest patronage (which related to interest accrued during 2020 but is typically received in 2021). In total, we recorded approximately $2.5 million of 2020 interest patronage related to our Farm Credit Notes Payable, which resulted in a 28.7% reduction (about 135 basis points) to the interest rates on such borrowings. For further discussion on interest patronage, refer to Note 4, “Borrowings—Farm Credit Notes Payable—Interest Patronage,” in the accompanying notes to our consolidated financial statements.
Series D Term Preferred Stock
In January 2021, we completed a public offering of 5.00% Series D Cumulative Term Preferred Stock, par value $0.001 per share (the “Series D Term Preferred Stock”), at a public offering price of $25.00 per share. As a result of this offering (including the underwriters’ exercise of their option to purchase additional shares to cover over-allotments), we issued a total of 2,415,000 shares of the Series D Term Preferred Stock for gross proceeds of approximately $60.4 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $58.3 million. The Series D Term Preferred Stock is traded under the ticker symbol “LANDM” on Nasdaq.
The shares of the Series D Term Preferred Stock have a mandatory redemption date of January 31, 2026, and are not convertible into our common stock or any other securities. Generally, we are not permitted to redeem shares of the Series D Term Preferred Stock prior to January 31, 2023, except in limited circumstances to preserve our qualification as a REIT. On or after January 31, 2023, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption.
Redemption of Series A Term Preferred Stock

On February 12, 2021, we redeemed all of our outstanding shares of Series A Term Preferred Stock at a cash redemption price of $25.00 per share plus all accrued and unpaid dividends up to, but excluding, the redemption date. In total, we paid approximately $28.8 million for the redemption of the Series A Term Preferred Stock using proceeds from the offering of our Series D Term Preferred Stock. Our Series A Term Preferred Stock was delisted from Nasdaq on the date we redeemed all outstanding shares. In connection with this early redemption, during the three months ended March 31, 2021, we wrote off approximately $127,000 of unamortized issuance costs related to the issuance of the Series A Term Preferred Stock.
Equity Activity
Series C Preferred Stock
On April 3, 2020, we filed a prospectus supplement (which superseded and replaced a previously-filed prospectus supplement) with the SEC for a continuous public offering (the “Series C Offering”) of up to 26,000,000 shares of our newly-designated 6.00% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”). Under the Series C Offering, we may sell up to 20,000,000 shares of our Series C Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share (the “Primary Series C Offering”) and up to 6,000,000 additional shares of our Series C Preferred Stock pursuant to our dividend reinvestment plan (the “DRIP”) to those holders of the Series C Preferred Stock who do not elect to opt-out of such plan.
See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreements,” within the accompanying notes to our condensed consolidated financial statements for more details on the dealer-manager agreement entered into with Gladstone Securities in connection with the Series C Offering.
The following table summarizes the sales of our Series C Preferred Stock that occurred since January 1, 2021, through the date of this filing (dollars in thousands, except per-share amounts and footnotes):

Number of Shares Sold(1)	Weighted-average Sales Price per Share	Gross Proceeds	Net Proceeds(2)
713,012	$24.86	$17,723	$16,221
(1)Excludes share redemptions and shares issued pursuant to the DRIP. From January 1, 2021, through the date of this filing, we issued approximately 1,486 shares of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $1.5 million (of which approximately $1.4 million was remitted by Gladstone Securities to unrelated third-parties involved in the offering, such as participating broker-dealers and wholesalers).
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
Common Stock
At-the-Market Program
On May 12, 2020, we entered into new equity distribution agreements with Virtu Americas, LLC, and Ladenburg & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through new Sales Agents, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM Program”). The following table summarizes the activity under the ATM Program from January 1, 2021, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price per Share	Gross Proceeds	Net Proceeds(1)
3,138,384	$18.98	$59,557	$58,961
(1)Net of underwriter commissions and discounts.
COVID-19
The extent to which the novel coronavirus (“COVID-19”) pandemic may impact our business, financial condition, liquidity, results of operations, funds from operations, or prospects will depend on numerous evolving factors that we are not able to predict at this time, including the duration and long-term scope of the pandemic; the adequate production, efficacy, and dissemination of vaccinations; governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; the effect on our tenants and their farming operations; the ability of our tenants to make their rental payments; any closures of our tenants’ operations; and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders.

Any of these events could materially adversely impact our business, financial condition, liquidity, results of operations, funds from operations, or prospects.
During 2020, we granted short-term rent extensions to two tenants who owed semi-annual rental payments totaling approximately $340,000. Additional time was granted to these tenants due to delays in payments owed to them from their respective processors, which were primarily caused by the government-mandated lockdowns in the State of Michigan in response to the COVID-19 pandemic. These rental payments were collected in full during the year ended December 31, 2020, and we have not received any further requests from tenants seeking relief as a result of the COVID-19 pandemic; however, no assurances can be made that we will not receive additional rent deferral or modification requests in the future.
LIBOR Transition
The majority of our debt is at fixed rates, and we currently have very limited exposure to variable-rate debt based upon the London Interbank Offered Rate (“LIBOR”), which is currently anticipated to be partially phased out by the end of 2021 and completely phased out by June 2023. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. The current intent is to adjust the SOFR to minimize the differences between the interest that a borrower would be paying using LIBOR versus what it will be paying SOFR. We are currently monitoring the transition and cannot yet assess whether SOFR will become a standard rate for variable-rate debt. Our lines of credit with Metropolitan Life Insurance Company (“MetLife”) and five term loans with Rabo AgriFinance, LLC, (which are effectively fixed through our entry into interest swap agreements) are currently based upon one-month LIBOR. As such, we expect we will need to renegotiate these agreements in the future. Assuming that SOFR replaces LIBOR and is appropriately adjusted, we currently expect the transition to result in a minimal impact to our overall operations.
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator (both affiliates of ours), which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. The investment advisory agreement with our Adviser that was in effect through March 31, 2017, and the current administration agreement with our Administrator (the “Administration Agreement”) each became effective February 1, 2013. The advisory agreement with our Adviser was amended and restated on each of July 9, 2019, and January 14, 2020 (as amended, the “Advisory Agreement”). The Administration Agreement and each of the Advisory Agreements were approved unanimously by our board of directors, including our independent directors.
A summary of certain compensation terms within the Advisory Agreement and a summary of the Administration Agreement is below.
Advisory Agreement
Pursuant to the Advisory Agreement, our Adviser is compensated in the form of a base management fee, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. The base management and incentive fees are described below. For information on the capital gains and termination fees, refer to Note 6, “Related-Party Transactions—Our Adviser and Administrator—Advisory Agreement,” within the accompanying notes to our condensed consolidated financial statements.
Base Management Fee
Pursuant to the Advisory Agreement, a base management fee is paid quarterly and is calculated at an annual rate of 0.50% (0.125% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the gross cost of tangible real estate owned by us (including land and land improvements, permanent plantings, irrigation and drainage systems, farm-related facilities, and other tangible site improvements), prior to any accumulated depreciation, and as shown on our balance sheet or the notes thereto for the applicable quarter.
Incentive Fee
Pursuant to the Advisory Agreement, an incentive fee is calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeded a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Common Equity.
For purposes of this calculation, Pre-Incentive Fee FFO is defined in the Advisory Agreement as FFO (also as defined in the Advisory Agreement) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends declared on preferred stock securities that were not treated as a liability for GAAP purposes. In addition, Total Adjusted Common Equity is defined as common stockholders’ equity plus non-controlling common interests in our Operating Partnership, if any (each as reported on our balance sheet), adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items.
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
Smaller Reporting Company Status
As of December 31, 2018, and through March 31, 2021, we qualified as a “smaller reporting company” under Rule 12b-2 of the Exchange Act because we had annual revenues of less than $100 million for the previous year and a public float of less than $700 million. As a smaller reporting company, we have reduced disclosure requirements for our public filings, including the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2021.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses with regard to the comparison between the three months ended March 31, 2021 versus 2020:
◦Same-property basis represents farms owned as of December 31, 2019, and were not vacant at any point during either period presented; and
◦Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2019. From January 1, 2020, through March 31, 2021, we acquired 29 new farms and did not have any farm dispositions.
We did not have any vacant or self-operated farms during either of the three months ended March 31, 2021 or 2020.
A comparison of results of components comprising our operating income for the three months ended March 31, 2021 and 2020 is below (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$15,979	$12,262	$3,717	30.3%
Variable lease payments – participation rents	26	30	(4)	(13.3)%
Variable lease payments – tenant reimbursements	29	178	(149)	(83.7)%
Lease termination income, net	—	2,810	(2,810)	NM
Total lease revenues	16,034	15,280	754	4.9%
Other operating revenues	—	—	—	NM
Total operating revenues	16,034	15,280	754	4.9%
Operating expenses:
Depreciation and amortization	6,051	4,257	1,794	42.1%
Property operating expenses	429	521	(92)	(17.7)%
Base management and incentive fees	2,531	2,368	163	6.9%
Administration fee	357	384	(27)	(7.0)%
General and administrative expenses	539	553	(14)	(2.5)%
Other operating expenses	—	—	—	NM
Total operating expenses	9,907	8,083	1,824	22.6%
Operating income	$6,127	$7,197	$(1,070)	(14.9)%
NM = Not Meaningful
Operating Revenues
Lease Revenues
The following table provides a summary of our lease revenues during the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Same-property basis:
Fixed lease payments	$12,183	$12,174	$9	0.1%
Participation rents	26	30	(4)	(13.3)%
Lease termination income, net	—	2,810	(2,810)	(100.0)%
Total – Same-property basis	12,209	15,014	(2,805)	(18.7)%
Properties acquired or disposed of	3,796	88	3,708	4,213.6%
Tenant reimbursements(1)	29	178	(149)	(83.7)%
Total Lease revenues	$16,034	$15,280	$754	4.9%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Corresponding amounts were also recorded as property operating expenses during the respective periods.
Same-property Basis – 2021 compared to 2020
Lease revenues from fixed lease payments remained relatively flat for the three months ended March 31, 2021, as recent lease renewals and amendments executed at higher rental rates and additional rents earned on capital improvements completed on certain of our farms were largely offset by the renewals of certain other leases, in which we decreased the fixed base rent component in exchange for adding in a participation rent component to the lease structure. Participation rents related to these leases, if any, are expected to be recorded during the second half of the year ending December 31, 2021.
Lease revenues from participation rents remained relatively flat for the three months ended March 31, 2021.
During the three months ended March 31, 2020, we received an early lease termination payment from an outgoing tenant on a property of approximately $3.0 million, which we recognized as additional lease revenue upon receipt, less a net balance of approximately $165,000 of aggregate prepaid rent and deferred rent assets balances that were written off against this amount.

Other – 2021 compared to 2020
Lease revenue from properties acquired or disposed of increased for the three months ended March 31, 2021, primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2019.
Tenant reimbursements decreased for the three months ended March 31, 2021, primarily due to additional payments made during the prior-year period by certain tenants on our behalf (pursuant to the lease agreements) to an unconsolidated entity of ours that conveys water to the respective properties.
Operating Expenses
Depreciation and Amortization
The following table provides a summary of the depreciation and amortization expense recorded during the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Same-property basis	$3,867	$4,243	$(376)	(8.9)%
Properties acquired or disposed of	2,184	14	2,170	15,500.0%
Total depreciation and amortization	$6,051	$4,257	$1,794	42.1%
Depreciation and amortization expense on a same-property basis decreased for the three months ended March 31, 2021, as compared to the prior-year period, primarily due to the expiration of certain lease intangible amortization periods subsequent to December 31, 2019. Depreciation and amortization expense on properties acquired or disposed of increased for the three months ended March 31, 2021, as compared to the prior-year period, primarily due to the additional depreciation and amortization expense incurred on the new farms acquired subsequent to December 31, 2019.
Property-operating Expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property-operating expenses recorded during the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Same-property basis	$374	$338	$36	10.7%
Properties acquired or disposed of	27	5	22	440.0%
Tenant-reimbursed property operating expenses(1)	28	178	(150)	(84.3)%
Total Property operating expenses	$429	$521	$(92)	(17.7)%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Corresponding amounts were also recorded as lease revenues during the respective periods.
Same-property Basis – 2021 compared to 2020
Property operating expenses increased for the three months ended March 31, 2021, primarily due to an increase in real estate tax obligations on certain properties.
Other – 2021 compared to 2020
Property operating expenses on properties acquired or disposed of increased for the three months ended March 31, 2021, primarily due to additional miscellaneous property-operating expenses incurred on certain of the new farms we acquired subsequent to December 31, 2019.
Tenant reimbursement expense decreased for the three months ended March 31, 2021, primarily due to a decrease in miscellaneous operating costs incurred by us in connection with our ownership interest in an unconsolidated entity. Our tenants are contractually obligated to reimburse us for these costs under the terms of the respective leases.
Related-Party Fees
The following table provides the calculations of the base management and incentive fees due to our Adviser pursuant to the Advisory Agreement for the three months ended March 31, 2021 and 2020 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

	For the Three Months Ended March 31,
	2021		2020
	Inputs	Calculations	Inputs	Calculations
Calculation of Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,095,439		$827,255
Quarterly rate	0.125%		0.125%
Base management fee(3)		$1,369		$1,034

Calculation of Incentive Fee:
Total Adjusted Common Equity(1)(2)	$228,161		$173,358

First hurdle quarterly rate	1.750%		1.750%
First hurdle threshold	$3,993		$3,034

Second hurdle quarterly rate	2.1875%		2.1875%
Second hurdle threshold	$4,991		$3,792

Pre-Incentive Fee FFO(1)	$5,810		$6,670

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold		$998		$758
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold		164		576
Total Incentive fee(3)		$1,162		$1,334

Total fees due to Adviser		$2,531		$2,368
(1)As defined in the Advisory Agreement.
(2)As of the end of the respective prior quarters (as of December 31, 2020, and December 31, 2019, respectively).
(3)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
The base management fee increased during the three months ended March 31, 2021, as compared to the prior-year period, primarily due to additional assets acquired since December 31, 2019. In addition, our Adviser earned incentive fees during each of the three months ended March 31, 2021 and 2020 due to our Pre-Incentive Fee FFO (as defined in the Advisory Agreement) exceeding the required hurdle rate of the applicable equity base.
The administration fee paid to our Administrator decreased for the three months ended March 31, 2021, as compared to the prior-year period, primarily due to us using a lower overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses decreased for the three months ended March 31, 2021, as compared to the prior-year period, primarily due to lower advertising and marketing costs incurred during the current-year period.
A comparison of results of components comprising other income (expense) for the three months ended March 31, 2021 and 2020 is below (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Operating income	$6,127	$7,197	$(1,070)	(14.9)%
Other income (expense):
Other income	2,235	1,324	911	68.8%
Interest expense	(6,193)	(4,963)	(1,230)	24.8%
Aggregate dividends declared on Series A and Series D Term Preferred Stock	(804)	(458)	(346)	75.5%
Loss on dispositions of real estate assets, net	(798)	(99)	(699)	706.1%
Property and casualty recovery, net	—	66	(66)	(100.0)%
(Loss) income from investments in unconsolidated entities	(13)	34	(47)	NM
Total other expense, net	(5,573)	(4,096)	(1,477)	36.1%
Net income	554	3,101	(2,547)	(82.1)%
Net income attributable to non-controlling interests	(1)	(42)	41	(97.6)%
Net income attributable to the Company	553	3,059	(2,506)	(81.9)%
Aggregate dividends declared on Series B and Series C Preferred Stock	(2,764)	(2,125)	(639)	30.1%
Net (loss) income attributable to common stockholders	$(2,211)	$934	$(3,145)	(336.7)%

NM = Not Meaningful
Other Income (Expense)
Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments, increased for the three months ended March 31, 2021, as compared to the prior-year period, primarily driven by additional interest patronage received from Farm Credit (partially due to increased borrowings from Farm Credit).
During the three months ended March 31, 2021, we recorded approximately $2.2 million of interest patronage from Farm Credit related to interest accrued during 2020, compared to approximately $1.3 million of interest patronage recorded during the prior-year period. Coupled with approximately $306,000 of 2020 interest patronage that was received during the three months ended September 30, 2020, we recorded a total of approximately $2.5 million of 2020 interest patronage from Farm Credit, which resulted in a 28.7% reduction (approximately 135 basis points) to the interest rates on such borrowings.
Interest expense increased for the three months ended March 31, 2021, as compared to the prior-year period, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock and Series D Term Preferred Stock) outstanding for the three months ended March 31, 2021, was approximately $628.0 million, as compared to approximately $481.3 million for the prior-year period. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the overall effective interest rate charged on our aggregate borrowings was 3.70% and 3.98% for the three months ended March 31, 2021 and 2020, respectively.
During the three months ended March 31, 2021, we paid distributions on our Series A Term Preferred Stock and Series D Term Preferred Stock of approximately $209,000 and $595,000, respectively. The Series D Term Preferred Stock was issued in January 2021, and the Series A Term Preferred Stock was redeemed in February 2021. During the three months ended March 31, 2020, we paid approximately $458,000 of distributions on our Series A Term Preferred Stock.
During each of the three months ended March 31, 2021 and 2020, we recorded net losses on dispositions of real estate assets primarily due to the disposal of certain irrigation improvements on certain of our farms, partially offset during the three months ended March 31, 2020, by net gains recognized on the sale of irrigation pivots on two of our farms that were replaced.
The net property and casualty recovery recorded during the three months ended March 31, 2020, related to insurance recoveries received for certain irrigation improvements that were damaged due to natural disasters.
During the three months ended March 31, 2021, we recognized a loss in an unconsolidated entity of approximately $13,000, as compared to income of approximately $34,000 in the prior-year period.
During the three months ended March 31, 2021, the aggregate dividends paid on our Series B Preferred Stock and Series C Preferred Stock increased over that of the prior-year period due to additional shares issued and outstanding during the current-year period.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under our facility with MetLife), and issuances of additional equity securities. Our current available liquidity is approximately $102.2 million, consisting of approximately $78.0 million in cash on hand and, based on the current level of collateral pledged, approximately $24.2 million of availability under our facility with MetLife (subject to compliance with covenants). In addition, we currently have two farms appraised at approximately $39.5 million that are unencumbered and eligible to be pledged as collateral.
Future Capital Needs
Our short- and long-term liquidity requirements consist primarily of making distributions to stockholders (including to non-controlling OP Unitholders) to maintain our qualification as a REIT, funding our general operating costs, making principal and interest payments on outstanding borrowings, making dividend payments on our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock, and, as capital is available, funding new farmland and farm-related acquisitions consistent with our investment strategy.
Notwithstanding the ongoing COVID-19 pandemic, we believe that our current and short-term cash resources will be sufficient to fund our distributions to stockholders (including non-controlling OP Unitholders), service our debt, pay dividends on our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock, and fund our current operating costs in the near term. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including, but not limited to, shares of common stock through our ATM Program, OP Units through our Operating Partnership as consideration for future acquisitions, and shares of our Series C Preferred Stock), long-term mortgage indebtedness and bond issuances, and other secured and unsecured borrowings. While public equity markets have experienced significant volatility lately, based on discussions with our lenders, we do not believe there will be a credit freeze in the near term. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near-term debt obligations and operating expenses.
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related facilities. We continue to actively seek and evaluate acquisitions of additional farms and farm-related facilities that satisfy our investment criteria, and despite the ongoing COVID-19 pandemic, our pipeline of potential acquisitions remains healthy. We have several properties under signed purchase and sale agreements or non-binding letters of intent that we hope to consummate over the next six months. We also have many other properties that are in various other stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net change in cash from:
Operating activities	$6,656	$3,496	$3,160	90.4%
Investing activities	(5,406)	(10,168)	4,762	(46.8)%
Financing activities	62,426	23,216	39,210	168.9%
Net change in Cash and cash equivalents	$63,676	$16,544	$47,132	284.9%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased for the three months ended March 31, 2021, as compared to the prior-year period, primarily due to additional rental payments received from recent acquisitions and interest patronage received from Farm Credit, partially offset by increases in the amount of interest payments made.

Investing Activities
The decrease in cash used in investing activities during the three months ended March 31, 2021, as compared to the prior-year period, was primarily due to a decrease in aggregate cash paid for acquisitions of new farms and capital improvements on existing farms during the three months ended March 31, 2021, which was approximately $5.5 million less than the prior-year period.
Financing Activities
The increase in cash provided by financing activities during the three months ended March 31, 2021, as compared to the prior-year period, was primarily due to the issuance of our Series D Term Preferred Stock (which, after redeeming our Series A Term Preferred Stock, resulted in net cash proceeds of approximately $31.6 million) and an increase in net borrowings of approximately $9.3 million.
Debt Capital
MetLife Facility
As amended, our facility with MetLife currently consists of a $75.0 million long-term note payable (the “MetLife Term Note”) and $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit,” and together with the MetLife Term Note, the “MetLife Facility”). We currently have $36.9 million outstanding on the MetLife Term Note and $100,000 outstanding under the MetLife Lines of Credit. While $113.0 million of the full commitment amount under the MetLife Facility remains undrawn, based on the current level of collateral pledged, we currently have approximately $24.2 million of availability under the MetLife Facility. The draw period for the MetLife Term Note expires on December 31, 2022, after which time MetLife has the option to be relieved of its obligation to disburse any additional undrawn funds under the MetLife Term Note.
Farmer Mac Facility
As amended on December 10, 2020, our agreement with Farmer Mac provides for bond issuances up to an aggregate amount of $225.0 million (the “Farmer Mac Facility”) by May 31, 2023, after which Farmer Mac had the option to be relieved of its obligation to purchase additional bonds under this facility. To date, we have issued aggregate bonds of approximately $95.2 million under the Farmer Mac Facility.
Farm Credit and Other Lenders
Since September 2014, we have closed on multiple loans with various different Farm Credit associations (for additional information on these associations, see Note 4, “Borrowings,” within the accompanying notes to our condensed consolidated financial statements). We also currently have borrowing relationships with several other agricultural lenders and are continuously reaching out to other lenders to establish prospective new relationships. While we do not have any additional availability under any of these programs based on the properties currently pledged as collateral, we expect to enter into additional borrowing agreements with existing and new lenders in connection with certain potential new acquisitions in the future.
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2021 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock(2)(3)	713,012	$24.86	$17,723	$16,221
Series D Term Preferred Stock(4)	2,415,000	25.00	60,375	58,488
Common Stock – ATM Program(5)	3,138,384	18.98	59,557	58,961
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).
(2)Excludes share redemptions during the applicable time period.
(3)Excludes approximately 1,486 shares issued pursuant to the DRIP.
(4)Includes the underwriters’ exercise of the full over-allotment option in connection with the offering.
(5)We currently have $0 remaining under the ATM Program.
Our Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our condensed consolidated financial statements) permits us to issue up to an aggregate of $1.0 billion in securities (including up to

$650.0 million reserved for issuance of shares of the Series C Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $44.7 million of Series C Preferred Stock, approximately $60.4 million of Series D Term Preferred Stock, and approximately $127.3 million of common stock (excluding common stock issued to redeem OP Units) under the Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three months ended March 31, 2021 and 2020 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-

controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended March 31,
	2021	2020
Net income	$554	$3,101
Less: Aggregate dividends declared on Series B Preferred Stock and Series C Preferred Stock(1)	(2,764)	(2,125)
Net (loss) income available to common stockholders and non-controlling OP Unitholders	(2,210)	976
Plus: Real estate and intangible depreciation and amortization	6,051	4,257
Plus: Losses on dispositions of real estate assets, net	798	99
Adjustments for unconsolidated entities(2)	9	4
FFO available to common stockholders and non-controlling OP Unitholders	4,648	5,336
Plus: Acquisition- and disposition-related expenses	70	10
Plus (less): Other nonrecurring charges (receipts), net(3)	43	(45)
CFFO available to common stockholders and non-controlling OP Unitholders	4,761	5,301
Net rent adjustment	(491)	(4)
Plus: Amortization of debt issuance costs	388	179
Less: Other non-cash receipts(4)	25	(34)
AFFO available to common stockholders and non-controlling OP Unitholders	4,683	5,442

Weighted-average common stock outstanding—basic and diluted	26,874,630	21,262,080
Weighted-average common non-controlling OP Units outstanding	47,782	288,303
Weighted-average total common shares outstanding	26,922,412	21,550,383

Diluted FFO per weighted-average total common share	$0.17	$0.25
Diluted CFFO per weighted-average total common share	$0.18	$0.25
Diluted AFFO per weighted-average total common share	$0.17	$0.25
(1)Includes (i) cash dividends paid on our Series B Preferred Stock and Series C Preferred Stock and (ii) the value of additional shares of Series C Preferred Stock issued pursuant to the DRIP.
(2)Represents our pro-rata share of depreciation expense recorded in unconsolidated entities during the period.
(3)Consists primarily of (i) net property and casualty recoveries recorded, net of the cost of related repairs expensed, as a result of the damage caused to certain irrigation improvements by natural disasters on certain of our properties, (ii) one-time listing fees related to our Series D Term Preferred Stock, (iii) the write-off of certain unallocated costs related to a prior universal registration statement, and (iv) certain one-time costs related to the early redemption of our Series A Term Preferred Stock.
(4)Consists of (i) the amount of dividends on the Series C Preferred Stock paid via issuing new shares (pursuant to the DRIP) and (ii) our remaining pro-rata share of income (loss) recorded from investments in unconsolidated entities during the period.
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

A breakdown of the methodologies used to value our properties and the aggregate value as of March 31, 2021, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	27	13,452	12,564	$252,148	$254,067	21.7%
Third-party Appraisal(2)	113	87,860	71,088	796,017	916,225	78.3%
Total	140	101,312	83,652	$1,048,165	$1,170,292	100.0%
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.
(2)Appraisals performed between June 2020 and April 2021.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of March 31, 2021, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$678 – $127,436	$35,572
Market NOI (per farmable acre)	$421 – $3,546	$1,824
Market Capitalization Rate	3.00% – 10.06%	5.05%
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

Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of March 31, 2021, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended March 31, 2021, from the prior value basis as of December 31, 2020, is provided in the table below (dollars in thousands):

Total portfolio fair value as of December 31, 2020		$1,162,524
Plus: Acquisition of three new farms during the three months ended March 31, 2021		5,577
Plus net value appreciation during the three months ended March 31, 2021:
32 farms valued via third-party appraisals	$2,191
Total net appreciation for the three months ended March 31, 2021		2,191
Total portfolio fair value as of March 31, 2021		$1,170,292
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of March 31, 2021, was approximately $626.2 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $632.5 million. The fair values of our Series B Preferred Stock and Series D Term Preferred Stock were determined using the closing stock prices as of March 31, 2021, of $25.56 per share and $25.54 per share, respectively. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series C Preferred Stock to be $25.00 per share as of March 31, 2021 (see Exhibit 99.1 to this Form 10-Q).
Calculation of Estimated Net Asset Value
To provide our stockholders with an estimate of the fair value of our real estate assets, we intend to estimate the fair value of our farms and farm-related properties and provide an estimated net asset value (“NAV”) on a quarterly basis. NAV is a non-GAAP, supplemental measure of financial position of an equity REIT and is calculated as total equity, adjusted for the increase or decrease in fair value of our real estate assets and long-term borrowings (including any preferred stock required to be treated as debt for GAAP purposes) relative to their respective cost bases. Further, we calculate NAV per common share by dividing NAV by our total common shares outstanding (consisting of our common stock and OP Units held by non-controlling limited partners).
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
As of March 31, 2021, we estimate the NAV per common share to be $12.69. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$417,667
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(1,048,165)
Plus: estimated fair value of real estate holdings(2)	1,170,292
Net fair value adjustment for real estate holdings		122,127
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	692,895
Less: fair value of aggregate long-term indebtedness(3)(4)	(687,914)
Net fair value adjustment for long-term indebtedness		4,981
Estimated NAV		544,775
Less: aggregate fair value of Series B Preferred Stock and Series C Preferred Stock(5)		(192,840)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$351,935
Total common shares and non-controlling OP Units outstanding(6)		27,736,729
Estimated NAV per common share and OP Unit		$12.69
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.

(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series D Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series D Term Preferred Stock was valued based on its closing stock price as of March 31, 2021.
(5)The Series B Preferred Stock was valued based on its closing stock price as of March 31, 2021, while the Series C Preferred Stock was valued at its liquidation value, as discussed above.
(6)Includes 27,531,951 shares of common stock and 204,778 OP Units held by non-controlling OP Unitholders.
A quarterly roll-forward in the estimated NAV per common share for the three months ended March 31, 2021, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of December 31, 2020		$12.23
Less net loss attributable to common stockholders and non-controlling OP Unitholders		(0.08)
Adjustments for net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.31
Net change in unrealized fair value of long-term indebtedness	0.21
Net change in valuations		0.52
Less distributions on common stock and non-controlling OP Units		(0.13)
Plus net accretive effect of equity issuances		0.15
Estimated NAV per common share and non-controlling OP Unit as of March 31, 2021		$12.69
(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) an increase of $0.08 per share due to the net appreciation in value of the farms that were valued during the three months ended March 31, 2021, (ii) an increase of $0.23 per share due to the aggregate depreciation and amortization expense recorded during the three months ended March 31, 2021, and (iii) no change due to net asset dispositions or capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $12.69 as of March 31, 2021, based on the calculation above, the closing price of our common stock on March 31, 2021, was $18.30 per share.
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
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, are any such material legal proceedings threatened against us.

Item 1A.	Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to risks associated with our business or investment in our securities from those previously set forth in the report described above. The risks in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, financial condition, and/or operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
As consideration in connection with the acquisition of a cooling and storage facility located in San Joaquin County, California, on March 11, 2021, the Operating Partnership issued 204,778 OP Units, constituting an aggregate fair value of approximately $4.0 million as of the acquisition date, subject to adjustment pursuant to the related contribution agreement, to the seller upon consummation of the transaction. With regard to the OP Units issued in connection with the transaction, following a one-year holding period, the OP Units will be redeemable for cash or, at the Company’s discretion, exchangeable for shares of the Company’s common stock, in accordance with the terms of the Operating Partnership’s partnership agreement. The exchange of the OP Units pursuant to the related contribution agreement was consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act. No sales commission or other consideration was paid in connection with the sale.
Issuer Purchases of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
In connection with our previously-announced redemption of 1,150,000 shares of Series A Term Preferred Stock, which was completed on February 12, 2021, on May 7, 2021, we filed Articles Supplementary (the “Reclassification Articles Supplementary”) with the State Department of Assessments and Taxation of Maryland, pursuant to which our board of directors reclassified and designated the remaining 850,000 shares of authorized but unissued Series A Term Preferred Stock as additional shares of common stock. After giving effect to the filing of the Reclassification Articles Supplementary, our authorized capital stock consists of 63,944,073 shares of common stock, 6,456,065 shares of Series B Preferred Stock, 25,999,862 shares of Series C Preferred Stock, and 3,600,000 shares of Series D Term Preferred Stock. The Reclassification Articles Supplementary did not increase our authorized shares of capital stock. The foregoing description of the Reclassification Articles Supplementary is a summary and is qualified in its entirety by reference to the Reclassification

Articles Supplementary, a copy of which is filed as Exhibit 3.7 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

3.6	Articles Supplementary for 5.00% Series D Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on January 14, 2021.
3.7	Articles Supplementary (filed herewith)
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

4.4	Form of Certificate for 5.00% Series D Cumulative Term Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on January 14, 2021.
4.5	Form of Indenture, incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 333-236943), filed on March 6, 2020.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series C Cumulative Redeemable Preferred Stock as of March 31, 2021 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: May 12, 2021	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: May 12, 2021	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors