Form 10-Q
period 2021-06-30
GLADSTONE LAND Corp
filed 2021-08-10
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 9, 2021, was 31,327,349.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2021

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Real estate, at cost	$1,165,366	$1,095,439
Less: accumulated depreciation	(60,402)	(49,236)
Total real estate, net	1,104,964	1,046,203
Lease intangibles, net	5,038	3,732
Cash and cash equivalents	66,789	9,218
Other assets, net	24,843	8,136
TOTAL ASSETS	$1,201,634	$1,067,289

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	627,408	623,961
Series A cumulative term preferred stock, $0.001 par value, $25.00 per share liquidation preference; 0 shares authorized, 0 shares issued or outstanding as of June 30, 2021; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of December 31, 2020, net	—	28,594
Series D cumulative term preferred stock, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of June 30, 2021; 0 shares authorized, issued, or outstanding as of December 31, 2020, net	58,482	—
Accounts payable and accrued expenses	10,806	9,081
Due to related parties, net	1,994	2,484
Other liabilities, net	21,530	19,279
Total liabilities	720,320	683,499
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,456,065 shares authorized, 5,956,065 shares issued and outstanding as of June 30, 2021, and December 31, 2020	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,999,862 shares authorized, 2,029,455 shares issued and outstanding as of June 30, 2021; 25,999,862 shares authorized, 1,088,435 shares issued and outstanding as of December 31, 2020	2	1
Common stock, $0.001 par value; 63,944,073 shares authorized, 30,478,064 shares issued and outstanding as of June 30, 2021; 65,544,073 shares authorized, 26,219,019 shares issued and outstanding as of December 31, 2020	30	26
Additional paid-in capital	549,123	440,470
Distributions in excess of accumulated earnings	(68,533)	(55,213)
Accumulated other comprehensive loss	(1,344)	(1,500)
Total stockholders’ equity	479,284	383,790
Non-controlling interests in Operating Partnership	2,030	—
Total equity	481,314	383,790
TOTAL LIABILITIES AND EQUITY	$1,201,634	$1,067,289
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Lease revenue, net	$16,893	$12,638	$32,927	$27,918
Total operating revenues	16,893	12,638	32,927	27,918
OPERATING EXPENSES:
Depreciation and amortization	6,285	3,843	12,336	8,100
Property operating expenses	906	717	1,336	1,238
Base management fee	1,376	1,047	2,746	2,081
Incentive fee	—	—	1,162	1,334
Administration fee	347	357	703	740
General and administrative expenses	581	490	1,119	1,044
Total operating expenses	9,495	6,454	19,402	14,537
OTHER INCOME (EXPENSE):
Other income	20	21	2,255	1,345
Interest expense	(6,141)	(4,990)	(12,334)	(9,953)
Dividends declared on Series A and Series D cumulative term preferred stock	(755)	(458)	(1,559)	(916)
Loss on dispositions of real estate assets, net	(1,042)	(567)	(1,840)	(666)
Property and casualty recovery, net	—	—	—	66
(Loss) income from investments in unconsolidated entities	(11)	(8)	(24)	26
Total other expense, net	(7,929)	(6,002)	(13,502)	(10,098)
NET (LOSS) INCOME	(531)	182	23	3,283
Net loss (income) attributable to non-controlling interests	1	2	—	(39)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(530)	184	23	3,244
Dividends declared on Series B and Series C cumulative redeemable preferred stock	(2,939)	(2,262)	(5,702)	(4,388)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,469)	$(2,078)	$(5,679)	$(1,144)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.12)	$(0.10)	$(0.20)	$(0.05)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	29,360,515	21,418,455	28,124,440	21,340,268

COMPREHENSIVE INCOME:
Net (loss) income attributable to the Company	$(530)	$184	$23	$3,244
Change in fair value related to interest rate hedging instruments	(1,211)	(169)	156	(1,426)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(1,741)	$15	$179	$1,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2021
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at March 31, 2021	5,956,065	$6	1,624,113	$2	27,531,951	$27	$476,996	$(61,066)	$(133)	$415,832	$1,835	$417,667
Issuance of Series C Preferred Stock, net	—	—	405,342	—	—	—	9,194	—	—	9,194	—	9,194
Issuance of common stock, net	—	—	—	—	2,946,113	3	63,157	—	—	63,160	—	63,160
Net loss	—	—	—	—	—	—	—	(530)	—	(530)	(1)	(531)
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(2,939)	—	(2,939)	—	(2,939)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(3,998)	—	(3,998)	(28)	(4,026)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	(1,211)	(1,211)	—	(1,211)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(224)	—	—	(224)	224	—
Balance at June 30, 2021	5,956,065	$6	2,029,455	$2	30,478,064	$30	$549,123	$(68,533)	$(1,344)	$479,284	$2,030	$481,314

	Six Months Ended June 30, 2021
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2020	5,956,065	$6	1,088,435	$1	26,219,019	$26	$440,470	$(55,213)	$(1,500)	$383,790	$—	$383,790
Issuance of Series C Preferred Stock, net	—	—	941,020	1	—	—	21,364	—	—	21,365	—	21,365
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	3,970	3,970
Issuance of common stock, net	—	—	—	—	4,259,045	4	85,386	—	—	85,390	—	85,390
Net income	—	—	—	—	—	—	—	23	—	23	—	23
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(5,702)	—	(5,702)	—	(5,702)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(7,641)	—	(7,641)	(37)	(7,678)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	156	156	—	156
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	1,903	—	—	1,903	(1,903)	—
Balance at June 30, 2021	5,956,065	$6	2,029,455	$2	30,478,064	$30	$549,123	$(68,533)	$(1,344)	$479,284	$2,030	$481,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2020
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at March 31, 2020	5,977,647	$6	—	$—	21,346,458	$21	$348,020	$(40,701)	$(1,647)	$305,699	$2,356	$308,055
Issuance of Series B Preferred Stock, net	—	—	—	—	—	—	(66)	—	—	(66)	—	(66)
Redemption of Series B Preferred Stock	(5,165)	—	—	—	—	—	(124)	—	—	(124)	—	(124)
Issuance of Series C Preferred Stock, net	—	—	130,702	—	—	—	2,963	—	—	2,963	—	2,963
Redemption of OP Units	—	—	—	—	144,152	—	2,092	—	—	2,092	(2,092)	—
Issuance of common stock, net	—	—	—	—	44,129	1	707	—	—	708	—	708
Net income (loss)	—	—	—	—	—	—	—	184	—	184	(2)	182
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(2,262)	—	(2,262)	—	(2,262)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(2,874)	—	(2,874)	(30)	(2,904)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	(169)	(169)	—	(169)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(915)	—	—	(915)	915	—
Balance at June 30, 2020	5,972,482	$6	130,702	$—	21,534,739	$22	$352,677	$(45,653)	$(1,816)	$305,236	$1,147	$306,383

	Six Months Ended June 30, 2020
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2019	4,755,869	$5	—	$—	20,936,658	$21	$315,770	$(38,785)	$(390)	$276,621	$2,349	$278,970
Issuance of Series B Preferred Stock, net	1,229,531	1	—	—	—	—	27,049	—	—	27,050	—	27,050
Redemption of Series B Preferred Stock	(12,918)	—	—	—	—	—	(309)	—	—	(309)	—	(309)
Issuance of Series C Preferred Stock, net	—	—	130,702	—	—	—	2,963	—	—	2,963	—	2,963
Redemption of OP Units	—	—	—	—	144,152	—	2,092	—	—	2,092	(2,092)	—
Issuance of common stock, net	—	—	—	—	453,929	1	6,031	—	—	6,032	—	6,032
Net income	—	—	—	—	—	—	—	3,244	—	3,244	39	3,283
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(4,388)	—	(4,388)	—	(4,388)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(5,724)	—	(5,724)	(68)	(5,792)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	(1,426)	(1,426)	—	(1,426)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(919)	—	—	(919)	919	—
Balance at June 30, 2020	5,972,482	$6	130,702	$—	21,534,739	$22	$352,677	$(45,653)	$(1,816)	$305,236	$1,147	$306,383
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23	$3,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,336	8,100
Amortization of debt issuance costs	641	365
Amortization of deferred rent assets and liabilities, net	(294)	(139)
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	(11)	(24)
Loss (income) from investments in unconsolidated entities	24	(26)
Bad debt expense	6	12
Loss on dispositions of real estate assets, net	1,840	666
Changes in operating assets and liabilities:
Other assets, net	(2,413)	(1,426)
Accounts payable and accrued expenses and Due to related parties, net	2,630	(501)
Other liabilities, net	2,183	(373)
Net cash provided by operating activities	16,965	9,937
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(81,752)	(25,134)
Capital expenditures on existing real estate assets	(2,423)	(9,427)
Proceeds from dispositions of real estate assets	—	166
Deposits on prospective real estate acquisitions and investments	(775)	(705)
Net cash used in investing activities	(84,950)	(35,100)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	109,720	39,563
Offering costs	(2,903)	(2,917)
Redemptions of cumulative redeemable preferred stock (Series B and Series C)	—	(309)
Proceeds from issuance of mandatorily-redeemable preferred stock (Series D)	60,375	—
Redemption of mandatorily-redeemable preferred stock (Series A)	(28,750)	—
Borrowings from notes and bonds payable	9,903	16,300
Repayments of notes and bonds payable	(6,607)	(6,588)
Payments of financing fees	(2,221)	(378)
Dividends paid on cumulative redeemable preferred stock (Series B and Series C)	(6,283)	(3,625)
Distributions paid on non-controlling common interests in Operating Partnership	(37)	(68)
Distributions paid on common stock	(7,641)	(5,724)
Net cash provided by financing activities	125,556	36,254
NET INCREASE IN CASH AND CASH EQUIVALENTS	57,571	11,091
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,218	13,688
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,789	$24,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of non-controlling interests in Operating Partnership in conjunction with acquisitions, net	$3,970	$—
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	997	3,785
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	19	—
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	118	95
Unrealized loss related to interest rate hedging instrument	(1,344)	(1,816)
Dividends paid on Series C Preferred Stock via additional share issuances	46	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of June 30, 2021 and December 31, 2020, the Company owned approximately 99.3% and 100.0%, respectively, of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the six months ended June 30, 2021, and for the tax year ended December 31, 2020, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2021 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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

Recently-Issued Accounting Pronouncements
In April 2020, the FASB issued a staff question-and-answer document, “Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic” (the “COVID-19 Q&A”), to address certain frequently-asked questions pertaining to lease concessions arising from the effects of the COVID-19 pandemic. Existing lease guidance requires entities to determine if a lease concession is a result of a new arrangement reached with the tenant (which would be addressed under the lease modification accounting framework) or if a lease concession is under the enforceable rights and obligations within the existing lease agreement (which would not fall under the lease modification accounting framework). The COVID-19 Q&A clarifies that entities may elect to not evaluate whether lease-related relief granted in light of the effects of COVID-19 is a lease modification, provided that the concession does not result in a substantial increase in rights of the lessor or obligations of the lessee. This election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than the total payments required by the original contract. We have not needed to make use of this election to date.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 153 farms we owned as of June 30, 2021 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	58	28,126	26,048	$683,313	$382,921
Florida	23	20,770	16,256	209,156	129,107
Arizona(6)	6	6,280	5,228	56,280	19,575
Colorado	12	32,773	25,577	47,777	29,998
Washington	3	1,384	1,001	38,519	25,375
Nebraska	9	7,782	7,050	30,528	19,281
Michigan	23	1,892	1,245	24,990	7,012
Texas	1	3,667	2,219	8,287	5,059
Maryland	6	987	863	7,982	4,644
Oregon	3	418	363	6,054	3,839
South Carolina	3	597	447	3,767	2,259
North Carolina	2	310	295	2,225	1,172
New Jersey	3	116	101	2,203	—
Delaware	1	180	140	1,280	744
	153	105,282	86,833	$1,122,361	$630,986
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Specifically, includes Total real estate, net (excluding improvements paid for by the tenant), Lease intangibles, net, and Long-term water assets; plus net above-market lease values, lease incentives, and investments in special-purpose LLCs included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Condensed Consolidated Balance Sheets.
(2)Excludes approximately $3.5 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of June 30, 2021, this investment had a net carrying value of approximately $1.1 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheet.
(4)Includes one farm in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. The ground sublease consists of approximately five acres and had an aggregate net cost basis of approximately $782,000 as of June 30, 2021 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).
(5)Includes 20,330 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California. See “—Investments in Water Assets” below for additional information on this water.
(6)Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two ground leases consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $1.3 million as of June 30, 2021 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of June 30, 2021, and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Real estate:
Land and land improvements	$752,798	$713,333
Permanent Plantings	220,633	202,420
Irrigation and drainage systems	143,685	141,408
Farm-related facilities	37,910	28,146
Other site improvements	10,340	10,132
Real estate, at cost	1,165,366	1,095,439
Accumulated depreciation	(60,402)	(49,236)
Total real estate, net	$1,104,964	$1,046,203
Real estate depreciation expense on these tangible assets was approximately $6.0 million and $11.6 million for the three and six months ended June 30, 2021, respectively, and approximately $3.5 million and $7.0 million for the three and six months ended June 30, 2020, respectively.
Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of June 30, 2021, and December 31, 2020, we recorded tenant improvements, net of accumulated depreciation, of approximately $1.9 million and $2.0 million, respectively. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $97,000 and $194,000 for the three and six months ended June 30, 2021, respectively, and approximately $76,000 and $152,000 for the three and six months ended June 30, 2020, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of June 30, 2021, and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Lease intangibles:
Leasehold interest – land	$4,292	$3,498
In-place leases	2,189	1,968
Leasing costs	1,826	1,640
Tenant relationships	127	127
Lease intangibles, at cost	8,434	7,233
Accumulated amortization	(3,396)	(3,501)
Lease intangibles, net	$5,038	$3,732
Total amortization expense related to these lease intangible assets was approximately $304,000 and $687,000 for the three and six months ended June 30, 2021, respectively, and approximately $321,000 and $1.1 million for the three and six months ended June 30, 2020, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of June 30, 2021, and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$255	$(154)	$308	$(154)
Below-market lease values and other deferred revenue(2)	(2,220)	426	(908)	336
	$(1,965)	$272	$(600)	$182
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

Total amortization related to above-market lease values and lease incentives was approximately $44,000 and $0 for the three and six months ended June 30, 2021, respectively, and approximately $31,000 and $62,000 for the three and six months ended June 30, 2020, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $63,000 and $99,000 for the three and six months ended June 30, 2021, respectively, and approximately $25,000 and $50,000 for the three and six months ended June 30, 2020, respectively.
Acquisitions
2021 Acquisitions
During the six months ended June 30, 2021, we acquired 16 new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Palmer Mill Road	Dorchester, MD	3/3/2021	228	2	Sod	10.0 years	2 (5 years)	$1,600	$56	$89
Eight Mile Road – Port Facility	San Joaquin, CA	3/11/2021	5	1	Cooling Facility & Storage	9.8 years	3 (5 years)	3,977	50	189
South Avenue	Tehama, CA	4/5/2021	2,285	1	Olives for Olive Oil	14.7 years	1 (5 years)	37,800	149	2,555
Richards Avenue	Atlantic, NJ	6/3/2021	116	3	Blueberries	14.9 years	2 (5 years)	2,150	57	129
Lerdo Highway(3)(4)	Kern, CA	6/4/2021	639	1	Conventional & organic almonds and banked water	10.4 years	3 (10 years)	26,492	104	974
Almena Drive	Van Buren & Eaton, MI	6/9/2021	930	8	Blueberries	14.7 years	2 (5 years)	13,300	49	785
			4,203	16				$85,319	$465	$4,721
(1)Includes approximately $31,000 of external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.
(2)Based on the minimum cash rental payments guaranteed under the respective leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)Lease provides for an annual participation rent component based on the gross crop revenues earned on the farm. The rent figure above represents only the minimum cash guaranteed under the lease.
(4)As part of the acquisition of this property, we acquired a contract to purchase 20,330 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, at a fixed price. We executed this contract on June 25, 2021, at an additional cost of approximately $1.2 million, which is included in the total purchase price for this property in the table above. Rent is not currently being earned on the value attributable to the water. See “—Investments in Water Assets” below for additional information on this water.
During the three and six months ended June 30, 2021, in the aggregate, we recognized operating revenues of approximately $845,000 and $874,000, respectively, and net income of approximately $402,000 and $398,000, respectively, related to the above acquisitions.
2020 Acquisitions
During the six months ended June 30, 2020, we acquired four new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
County Road 18	Phillips, CO	1/15/2020	1,325	2	Sugar beets, edible beans, potatoes, & corn	6.0 years	None	$7,500	$39	$417
Lamar Valley	Chase, NE	5/7/2020	678	1	Potatoes, edible beans, & corn	6.7 years	2 (5 years)	3,500	43	204
Driver Road(3)	Kern, CA	6/5/2020	590	1	Pecans	4.7 years	2 (10 years)	14,169	52	784
			2,593	4				$25,169	$134	$1,405
(1)Includes approximately $18,000 of aggregate external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.
(2)Based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)The lease provides for an initial term of 14.7 years and includes six tenant termination options throughout the initial term. The lease term stated above represents the term through the first available termination option, and the annualized straight-line rent amount represents the rent guaranteed through the noncancellable term of the lease.

During the three and six months ended June 30, 2020, we recognized operating revenues of approximately $191,000 and $280,000, respectively, and net income of approximately $125,000 and $196,000, respectively, related to the above acquisitions.
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the six months ended June 30, 2021 and 2020 is as follows (dollars in thousands):

Assets (Liabilities) Acquired	2021 Acquisitions	2020 Acquisitions
Land and Land Improvements	$39,092	$22,630
Permanent Plantings	18,075	369
Irrigation & Drainage Systems	3,411	2,119
Farm-related Facilities	9,134	51
Other Site Improvements	136	—
Leasehold Interest—Land	787	—
In-place Lease Values	687	—
Leasing Costs	509	—
Below-market Lease Values(1)	(1,321)	—
Water Purchase Contract(2)	13,563	—
Total Purchase Price	$84,073	$25,169
(1)Included within Other liabilities, net on the accompanying Condensed Consolidated Balance Sheets.
(2)Included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets. Represents only the value attributable to the water purchase contract acquired as part of the acquisition of Lerdo Highway and excludes approximately $1.2 million paid to execute the contract subsequent to acquisition.
Investments in Unconsolidated Entities
In connection with the acquisition of certain farmland located in Fresno County, California, we also acquired an ownership in a related limited liability company (the “Fresno LLC”), the sole purpose of which is to own and maintain a pipeline conveying water to our and other neighboring properties. As of June 30, 2021, our aggregate ownership interest in the LLC was 50.0%. As our investment in the Fresno LLC is deemed to constitute “significant influence,” we have accounted for this investment under the equity method.
We recorded (loss) income of approximately $(11,000) and $(24,000) during the three and six months ended June 30, 2021, respectively, and approximately $(8,000) and $26,000 during the three and six months ended June 30, 2020, respectively (included on our Condensed Consolidated Statements of Operations and Comprehensive Income as (Loss) income from investments in unconsolidated entities), which represents our pro-rata share of the (loss) income recognized by the Fresno LLC. Our combined ownership interest in the Fresno LLC, which had an aggregate carrying value of approximately $1.1 million and $1.2 million, as of June 30, 2021, and December 31, 2020, respectively, is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Investments in Water Assets
In connection with the acquisition of certain farmland located in Kern County, California, on June 4, 2021, we also acquired a contract to purchase 20,330 acre-feet of banked water held by Semitropic Water Storage District (“SWSD”), a water storage district located in Kern County, California, at a fixed price. The contract to purchase the banked water could not readily be net settled by means outside of the contract, and all rights and obligations associated with the purchase contract were transferred to us at acquisition of the related farmland. We were not required to purchase a specific amount, or any, of the 20,330 acre-feet of water. Upon acquisition, we recognized the contract at its relative fair value in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.”
On June 25, 2021, we executed the contract to purchase all 20,330 acre-feet of banked water for an additional cost of approximately $1.2 million. The purchased banked water was recognized at cost, including any administrative fees necessary to transfer the water to our banked water account. While we may, in the future, sell the banked water to an unrelated third party for a profit, our current intent is to hold the water for the long-term for future use on our own farms. There is no amount of time by which we must use the water held by SWSD.
As of June 30, 2021, the investment in banked water had a carrying value of approximately $14.8 million, which includes the subsequent cost to execute the contract, and is included within Other assets, net on our Condensed Consolidated Balance Sheet.

Each quarter, we will review the investment in banked water for any indicators of impairment in accordance with ASC 360, “Property, Plant, and Equipment,” and perform an impairment analysis if there are any such indicators. As of June 30, 2021, we concluded that there were no such indicators and that the water was not impaired.
Portfolio Concentrations
Credit Risk
As of June 30, 2021, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10.0% of the total lease revenue recorded during the six months ended June 30, 2021.
Geographic Risk
Farms located in California and Florida accounted for approximately $20.6 million (62.6%) and $6.7 million (20.5%), respectively, of the total lease revenue recorded during the six months ended June 30, 2021. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster (such as an earthquake, wildfire, or flood) occur or climate change impact the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California or Florida have been materially impacted by the recent wildfires or hurricanes that occurred in those respective regions. In addition, in light of the ongoing drought taking place in the western U.S., all of our farms in the region have independent (and, in most cases, multiple) sources of water, in addition to rainfall, and have not been materially impacted by the current drought conditions. No other single state accounted for more than 10.0% of our total lease revenue recorded during the six months ended June 30, 2021.
Impairment
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of June 30, 2021, and December 31, 2020, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
NOTE 4. BORROWINGS
Our borrowings as of June 30, 2021, and December 31, 2020, are summarized below (dollars in thousands):

	Carrying Value as of		As of June 30, 2021
	June 30, 2021	December 31, 2020	Stated Interest Rates(1) (Range; Wtd. Avg)	Maturity Dates (Range; Wtd. Avg)
Notes and bonds payable:
Fixed-rate notes payable	$538,792	$492,182	2.44%–5.70%; 3.72%	2/14/2022–11/1/2045; November 2031
Variable-rate notes payable	—	45,525	N/A	N/A
Fixed-rate bonds payable	92,094	89,883	2.13%–4.57%; 3.49%	8/17/2021–10/31/2028; July 2024
Total notes and bonds payable	630,886	627,590
Debt issuance costs – notes and bonds payable	(3,478)	(3,629)	N/A	N/A
Notes and bonds payable, net	$627,408	$623,961

Variable-rate revolving lines of credit	$100	$100	2.50%	4/5/2024

Total borrowings, net	$627,508	$624,061
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of June 30, 2021, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.0 billion. The weighted-average interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.73% and 3.71% for the three and six months ended June 30, 2021, respectively, as compared to 3.98% for each of the three and six months ended June 30, 2020. In addition, 2020 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 28.7% reduction (approximately 135 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage” for further discussion on interest patronage.
As of June 30, 2021, we were in compliance with all covenants applicable to the above borrowings.
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
The following table summarizes the pertinent terms of the New MetLife Facility as of June 30, 2021 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
New MetLife Term Note	$75,000	(1)	1/5/2030	$36,900	2.75%, fixed through 1/4/2030	(2)	38,100	(3)
MetLife Lines of Credit	75,000		4/5/2024	100	3-month LIBOR + 2.00%	(4)	74,900	(3)
Total principal outstanding				$37,000
(1)If the aggregate commitment under the New MetLife Term Note is not fully utilized by December 31, 2022, MetLife has the option to be relieved of its obligation to disburse the additional funds thereunder.
(2)Interest rates on any future disbursements under the New MetLife Term Note will be based on prevailing market rates at the time of such disbursements. In addition, through December 31, 2022, the New MetLife Term Note is also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the New MetLife Term Note).
(3)Based on the properties that were pledged as collateral under the New MetLife Facility, as of June 30, 2021, the maximum additional amount we could draw under the facility was approximately $24.2 million.
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
During the six months ended June 30, 2021, we issued one new bond under the Farmer Mac Facility, the pertinent terms of which are summarized in the following table (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
2/4/2021	$2,460	10/31/2028	25.0 years	3.13%	Fixed throughout term
As of June 30, 2021, we have approximately $92.1 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 13 different Farm Credit associations (collectively, “Farm Credit”). During the six months ended June 30, 2021, we entered into the following loan agreements with Farm Credit (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate(1)	Interest Rate Terms
Farm Credit West, FLCA(2)	1/28/2021	$2,073	11/1/2045	24.8 years	3.23%	Fixed through 12/31/2027 (variable thereafter)
Mid Atlantic Farm Credit, ACA	3/3/2021	960	6/1/2045	24.4 years	3.80%	Fixed through 1/31/2031 (variable thereafter)
(1)Stated rate is before interest patronage, as described below.
(2)Loan proceeds used to repay a previously-issued loan with an outstanding balance of approximately $1.4 million and a stated interest rate of 4.99%.
In addition, on June 30, 2021, we entered into two loan agreements with Golden State Farm Credit to provide for total future loan proceeds of $22.8 million on a delayed funding basis. Disbursement of these loans must occur by October 1, 2021, and once disbursed, the loans will bear interest at a fixed rate (before patronage) of 3.75%, which will be fixed for ten years.
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
Other Borrowings
During the six months ended June 30, 2021, we entered into loan agreements with certain other lenders, the terms of which are summarized in the following table (dollars in thousands):

Lender	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
Rabo AgriFinance, LLC(1)	3/11/2021	$3,780	12/1/2030	25.0 years	3.27%	Fixed throughout term
Rabo AgriFinance, LLC(1)	3/11/2021	630	12/1/2022	None (interest only)	2.44%	Fixed throughout term
(1)Loans were issued as variable-rate loans but were subsequently fixed through our entry into interest rate swap agreements with the lender (as counterparty).
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of June 30, 2021, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining six months ending December 31:	2021	$14,703
For the fiscal years ending December 31:	2022	51,932
	2023	44,006
	2024	40,127
	2025	37,137
	2026	16,260
	Thereafter	426,721
		$630,886
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
As of June 30, 2021, the aggregate fair value of our long-term notes and bonds payable was approximately $628.6 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $630.9 million. The fair value of our long-term notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of June 30, 2021, is deemed to approximate their aggregate carrying value of $0.1 million.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. As of June 30, 2021, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges, and we record changes in the fair values of the interest rate swap agreements to accumulated other comprehensive income on the Condensed Consolidated Balance Sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swap agreements as of June 30, 2021, and December 31, 2020 (dollars in thousands):

Period	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
As of June 30, 2021	$61,632	$—	$(1,344)
As of December 31, 2020	14,077	—	(1,500)
The following table summarizes certain balance sheet information regarding our derivative instruments as of June 30, 2021, and December 31, 2020 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$—	$—
Interest rate swaps	Other liabilities, net	(1,344)	(1,500)
Total, net		$(1,344)	$(1,500)
The following table presents the amount of income (loss) recognized in comprehensive income within our condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Derivative in cash flow hedging relationship:
Interest rate swaps	$(1,211)	$(169)	$156	$(1,426)
Total	$(1,211)	$(169)	$156	$(1,426)

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
On May 7, 2021, we filed Articles Supplementary reclassifying 850,000 shares of authorized but unissued Series A Term Preferred Stock as additional shares of common stock.
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
As of June 30, 2021, the fair value of our Series D Term Preferred Stock was approximately $62.9 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on June 30, 2021, of $26.03.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the three and six months ended June 30, 2021, see Note 8, “Equity—Distributions.”
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
We have entered into an investment advisory agreement with our Adviser (as amended from time to time, the “Advisory Agreement”) and an administration agreement with our Administrator (the “Administration Agreement”). The Advisory Agreement and the Administration Agreement were both approved unanimously by our board of directors, including our independent directors. A summary of the compensation terms for the Advisory Agreement and a summary of the Administration Agreement is below.
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
Base Management Fee
Pursuant to the Advisory Agreement, a base management fee is paid quarterly and, from January 1, 2020, through June 30, 2021, was calculated at an annual rate of 0.50% (0.125% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the gross cost of tangible real estate owned by us (including land and land improvements, permanent plantings, irrigation and drainage systems, farm-related facilities, and other tangible site improvements), prior to any accumulated depreciation, and as shown on our balance sheet or the notes thereto for the applicable quarter.
See Note 11, “Subsequent Events—Amended Advisory Agreement,” for a discussion of an amendment to the Advisory Agreement, which revised the base management fee to 0.60% (0.15% per quarter) of the prior calendar quarter’s Gross Tangible Real Estate, beginning with the three months ending September 30, 2021.
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
We paid total financing fees to Gladstone Securities of approximately $35,000 and $52,000, during the three and six months ended June 30, 2021, respectively, and approximately $28,000 during each of the three and six months ended June 30, 2020. Through June 30, 2021, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
Dealer-Manager Agreement
On February 20, 2020, we entered into a dealer-manager agreement (the “Dealer-Manager Agreement”), with Gladstone Securities, whereby Gladstone Securities serves as our exclusive dealer-manager in connection with the offering of our Series C Preferred Stock (as defined in Note 8, “Equity—Equity Issuances—Series C Preferred Stock”).
Pursuant to the Dealer-Manager Agreement, Gladstone Securities provides certain sales, promotional, and marketing services to us in connection with the offering of the Series C Preferred Stock, and we generally pay Gladstone Securities the following:
iselling commissions of up to 6.0% of the gross proceeds from sales in the offering (the “Selling Commissions”), and iia dealer-manager fee of 3.0% of the gross proceeds from sales in the offering (the “Dealer-Manager Fees”).
No Selling Commissions or Dealer-Manager Fee shall be paid with respect to shares of the Series C Preferred Stock sold pursuant to our dividend reinvestment plan (the “DRIP”) for the Series C Preferred Stock. Gladstone Securities may, in its sole discretion, remit all or a portion of the Selling Commissions and also reallow all or a portion of the Dealer-Manager Fees to participating broker-dealers and wholesalers in support of the offerings. The terms of the Dealer-Manager Agreement were approved by our board of directors, including its independent directors.
In connection with sales of the Series C Preferred Stock, we paid total Selling Commissions and Dealer-Manager Fees to Gladstone Securities of approximately $808,000 and $2.0 million during the three and six months ended June 30, 2021, respectively, and approximately $286,000 during each of the three and six months ended June 30, 2020. The majority of these amounts were then remitted by Gladstone Securities to unrelated third parties involved in the respective offerings, including participating broker-dealers and wholesalers. Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities are netted against the gross proceeds received from sales of the respective securities and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Base management fee(1)(2)	$1,376	$1,047	$2,746	$2,081
Incentive fee(1)(2)	—	—	1,162	1,334
Total fees to our Adviser, net	$1,376	$1,047	$3,908	$3,415

Administration fee(1)(2)	$347	$357	$703	$740

Selling Commissions and Dealer-Manager Fees(1)(3)(4)	$808	$286	$1,952	$2,770
Financing fees(1)(5)	35	28	52	28
Total fees to Gladstone Securities	$843	$314	$2,004	$2,798
(1)Pursuant to the agreements with the respective related-party entities, as discussed above.
(2)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)Included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
(4)During the three months ended March 31, 2020, in connection with sales of our 6.00% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), we paid total selling commissions and dealer-manager fees to Gladstone Securities of approximately $2.5 million. The offering of the Series B Preferred Stock was completed on March 9, 2020, and the security was listed on Nasdaq under the ticker “LANDO” during the year ended December 31, 2020.
(5)Included within Notes and bonds payable, net on the Condensed Consolidated Balance Sheets and amortized into Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020, were as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Base management fee	$1,376	$1,130
Incentive fee	—	883
Other(1)	39	18
Total due to Adviser	1,415	2,031
Administration fee	347	363
Cumulative accrued but unpaid portion of prior Administration Fees(2)	232	75
Total due to Administrator	579	438
Due to Gladstone Securities(3)	—	15
Total due to related parties(4)	$1,994	$2,484
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
NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms, which are summarized in the table below (dollars in thousands):

Farm Location	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of June 30, 2021
Hillsborough, FL	55	$2,250	(2)	Q3 2021	$1,201
Tulare, CA	160	700	(2)	Q3 2021	—
Wicomico & Caroline, MD, and Sussex, DE	833	115		Q3 2021	36
Napa, CA	270	1,548	(2)	Q3 2023	—
Santa Barbara, CA	271	4,000	(2)	Q3 2024	2,427
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
Collier & Hendry, FL	3,612	2,000	(2)	Q2 2025	—
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
We are obligated as lessee under three ground leases. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of June 30, 2021, is as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining six months ending December 31:	2021	$33
For the fiscal years ending December 31:	2022	70
	2023	70
	2024	70
	2025	40
	2026	40
	Thereafter	600
Total undiscounted lease payments		923
Less: imputed interest		(273)
Present value of lease payments		$650
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the State of Arizona, as lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Consolidated Statement of Operations and Comprehensive Income) of approximately $22,000 and $36,000 during the three and six months ended June 30, 2021, respectively, and approximately $12,000 and $24,000 during the three and six months ended June 30, 2020, respectively.
Litigation
In the ordinary course of business, we may be involved in legal proceedings from time to time. We are not currently subject to any material known or threatened litigation.
NOTE 8. EQUITY
Registration Statement
On March 6, 2020, we filed a universal registration statement on Form S-3 (File No. 333-236943) with the SEC (the “Registration Statement”) to replace our prior universal registration statement. The Registration Statement, which was declared effective by the SEC on April 1, 2020, permits us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through June 30, 2021, we have issued a total of 2,029,593 shares of Series C Preferred Stock for gross proceeds of approximately $50.4 million, 2,415,000 shares of Series D Term Preferred Stock for gross proceeds of approximately $60.4 million, and 8,843,303 shares of common stock (excluding 288,303 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $154.2 million under the Registration Statement.
Equity Issuances
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
The following table provides information on equity sales that have occurred during the six months ended June 30, 2021 (dollars in thousands, except per-share amounts):

Number of Shares Sold(1)	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(2)
939,020	$24.83	$23,315	$21,363
(1)Excludes shares issued pursuant to the DRIP. During the six months ended June 30, 2021, we issued approximately 2,001 shares of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of Selling Commissions and Dealer-Manager Fees.
As of June 30, 2021, excluding Selling Commissions and Dealer-Manager Fees, we have incurred approximately $408,000 of costs related to the Series C Offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets) and are applied against gross proceeds received from the offering through additional paid-in capital as shares of the Series C Preferred Stock are sold. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series C Offering.
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
See Note 11, “Subsequent Events—Equity Activity—Equity Issuances,” for sales of Series C Preferred Stock completed subsequent to June 30, 2021.
Common Stock
At-the-Market Program
On May 12, 2020, we entered into equity distribution agreements with Virtu Americas, LLC, and Ladenburg & Co., Inc., under which we may issue and sell, from time to time and through the current Sales Agents, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM Program”). On May 18, 2021, we entered into separate amendments to the existing equity distribution agreements to allow us to sell up to $160.0 million of additional shares of our common stock, expanding the aggregate offering price to up to $260.0 million.
The following table provides information on shares of common stock sold by the Sales Agents under the ATM Program during the six months ended June 30, 2021 (dollars in thousands, except per-share amounts):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
4,259,045	$20.29	$86,405	$85,541
(1)Net of underwriting commissions and discounts.
See Note 11, “Subsequent Events—Equity Activity—Equity Issuances,” for sales of sales of common stock completed under the ATM Program subsequent to June 30, 2021.
Non-Controlling Interests in Operating Partnership

We consolidate our Operating Partnership, which is a majority-owned partnership.  As of June 30, 2021, and December 31, 2020, we owned approximately 99.3% and 100.0%, respectively, of the outstanding OP Units. As of June 30, 2021, and December 31, 2020, there were 204,778 and 0 OP Units held by non-controlling OP Unitholders, respectively.
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
Information regarding OP Units issued to noncontrolling OP Unitholders during the six months ended June 30, 2021, is provided in the following table (dollars in thousands, except per-unit amounts):

Number of OP Units Issued	Weighted Average Issuance Price per OP Unit	Aggregate Value(1)
204,778	$19.42	$3,977
(1)Based on the closing stock price of the Company’s common stock on the date of issuance.
No OP Units were tendered for redemption during the six months ended June 30, 2021.
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
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the three and six months ended June 30, 2021 and 2020 are reflected in the table below.

	Three months ended June 30,		Six months ended June 30,
Issuance	2021	2020	2021	2020
Series A Term Preferred Stock(1)(2)	$—	$0.39844	$0.1815104	$0.7968750
Series B Preferred Stock	0.375	0.375	0.750	0.750
Series C Preferred Stock	0.375	0.375	0.750	0.375
Series D Term Preferred Stock(1)(3)	0.312501	—	0.559029	—
Common Stock(4)	0.135	0.1341	0.26985	0.26805
(1)Dividends are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The Series A Term Preferred Stock was redeemed in full on February 12, 2021.
(3)The Series D Term Preferred Stock was issued on January 19, 2021.
(4)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenues for the three and six months ended June 30, 2021 and 2020 (dollars in thousands, except for footnotes):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Fixed lease payments(1)	$16,836	$12,350	$32,816	$24,612
Variable lease payments(2)	57	288	111	3,306
Lease revenues, net(3)	$16,893	$12,638	$32,927	$27,918

(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three and six months ended June 30, 2021, we recorded participation rents of approximately $19,000 and $45,000, respectively, and reimbursements of certain property operating expenses by tenants of approximately $38,000 and $66,000, respectively. During the three and six months ended June 30, 2020, we recorded participation rents of approximately $44,000 and $74,000, respectively, and reimbursements of certain property operating expenses by tenants of approximately $244,000 and $422,000, respectively. In addition, during the six months ended June 30, 2020, we received a lease termination payment of approximately $3.0 million.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2021 and 2020, computed using the weighted average number of shares outstanding during the respective periods. Earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per-share amounts):	2021	2020	2021	2020
Net loss attributable to common stockholders	$(3,469)	$(2,078)	$(5,679)	$(1,144)
Weighted average shares of common stock outstanding – basic and diluted	29,360,515	21,418,455	28,124,440	21,340,268
Loss per common share – basic and diluted	$(0.12)	$(0.10)	$(0.20)	$(0.05)
The weighted-average number of OP Units held by non-controlling OP Unitholders was 204,778 and 126,713 for the three and six months ended June 30, 2021, respectively, and 224,940 and 256,621 for the three and six months ended June 30, 2020, respectively.
NOTE 11. SUBSEQUENT EVENTS
Equity Activity
The following table provides information on equity sales that have occurred subsequent to June 30, 2021 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock(2)	169,425	$24.89	$4,217	$3,854
Common Stock – ATM Program	849,285	23.70	20,132	19,931
(1)Net of Selling Commissions and Dealer-Manager Fees or underwriting commissions and discounts (in each case, as applicable).
(2)Excludes approximately 1405 shares issued pursuant to the DRIP.
Amended Advisory Agreement
On July 13, 2021, we amended the Advisory Agreement (the “Amended Advisory Agreement”), which was approved unanimously by our board of directors, including, specifically, our independent directors. The Amended Advisory Agreement revised the base management fee from an annual rate of 0.50% (0.125% per quarter) of the prior calendar quarter’s Gross Tangible Real Estate to 0.60% (0.15% per quarter). The revised base management fee is effective beginning with the fee calculations for the quarter ending September 30, 2021. All other terms of the Amended Advisory Agreement remained the same.
Distributions
On July 13, 2021, our Board of Directors authorized and we declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	July 23, 2021	July 30, 2021	$0.125
	August 23, 2021	August 31, 2021	0.125
	September 22, 2021	September 30, 2021	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	July 28, 2021	August 6, 2021	$0.125
	August 25, 2021	September 3, 2021	0.125
	September 29, 2021	October 6, 2021	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	July 23, 2021	July 30, 2021	$0.104167
	August 23, 2021	August 31, 2021	0.104167
	September 22, 2021	September 30, 2021	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Common Stock(1):	July 23, 2021	July 30, 2021	$0.0451
	August 23, 2021	August 31, 2021	0.0451
	September 22, 2021	September 30, 2021	0.0451
Total Common Stock Distributions:			$0.1353
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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 153 farms comprised of 105,282 acres located across 14 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
We conduct substantially all of our activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, approximately 99.4% of the units of limited partnership interest in the Operating Partnership (“OP Units”). In addition, we have elected for Gladstone Land Advisers, Inc. (“Land Advisers”), a wholly-owned subsidiary of ours, to be treated as a taxable REIT subsidiary (“TRS”).
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and directly pay their salaries, benefits, and general expenses.
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 153 farms leased to 79 different, unrelated third-party tenants who grow over 55 different types of crops on our farms. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also diversified our portfolio into farmland suitable for other crop types, including permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes) and, to a lesser extent, certain commodity crops (e.g., beans and corn).
The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations (by state) of our farms owned and with leases in place as of and for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	As of and For the six months ended June 30, 2021					As of and For the six months ended June 30, 2020
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	58	28,126	26.7%	$20,616	62.6%	43	15,420	17.3%	$13,815	49.5%
Florida	23	20,770	19.7%	6,748	20.5%	23	20,770	23.3%	6,669	23.9%
Colorado	12	32,773	31.1%	1,370	4.2%	12	32,773	36.8%	1,662	6.0%
Washington	3	1,384	1.3%	1,187	3.6%	1	746	0.8%	245	0.9%
Arizona	6	6,280	6.0%	968	2.9%	6	6,280	7.1%	3,805	13.6%
Nebraska	9	7,782	7.4%	794	2.4%	9	7,782	8.7%	762	2.7%
Oregon	3	418	0.4%	268	0.8%	3	418	0.5%	263	0.9%
Michigan	23	1,892	1.8%	262	0.8%	15	962	1.1%	384	1.4%
Maryland	6	987	0.9%	231	0.7%	—	—	—%	—	—%
Texas	1	3,667	3.5%	225	0.7%	1	3,667	4.1%	225	0.8%
South Carolina	3	597	0.6%	122	0.4%	—	—	—%	—	—%
North Carolina	2	310	0.3%	85	0.3%	2	310	0.3%	88	0.3%
Delaware	1	180	0.2%	41	0.1%	—	—	—%	—	—%
New Jersey	3	116	0.1%	10	—%	—	—	—%	—	—%
TOTALS	153	105,282	100.0%	$32,927	100.0%	115	89,128	100.0%	$27,918	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 115 of our farms are leased on a pure, triple-net basis, 35 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), and 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, and insurance costs). Additionally, 38 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of June 30, 2021 (dollars in thousands):

Year	Number of Expiring Leases(1)		Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Six Months Ended June 30, 2021	% of Total Lease Revenues
2021	6	(2)	11,074	10.5%	$2,409	7.3%
2022	9	(3)	25,061	23.8%	1,819	5.5%
2023	12		6,442	6.1%	2,971	9.0%
2024	5		6,243	6.0%	1,112	3.4%
2025	10		14,552	13.8%	3,501	10.6%
Thereafter	47		41,910	39.8%	21,062	64.0%
Other(4)	4		—	—%	53	0.2%
Totals	93		105,282	100.0%	$32,927	100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Includes one lease that was extended subsequent to June 30, 2021 (see “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity” below for a summary of this and other recent leasing activity).

(3)Includes two leases that were extended subsequent to June 30, 2021 (see “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity” below for a summary of this and other recent leasing activity).
(4)Consists of ancillary leases (e.g., oil, gas, and mineral leases, telecommunications leases, etc.) with varying expirations on certain of our farms.
We currently have five agricultural leases scheduled to expire within the next six months (in California, Colorado, and Michigan). Two of these potential lease expirations are the result of tenant termination options that we currently do not expect the tenants to exercise. Regarding the remaining three lease expirations, we are currently in negotiations with the existing tenants on each of these farms, as well as other potential tenants, and we anticipate being able to renew each of the leases at their respective current market rental rates without incurring any downtime on any of the farms. Overall, we currently anticipate the rental rates on these lease renewals to be relatively flat compared to that of the existing leases. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since April 1, 2021, through the date of this filing, we have acquired 13 farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
South Avenue	Tehama, CA	4/5/2021	2,285	1	Olives for Olive Oil	14.7 years	1 (5 years)	$37,800	$149	$2,555
Richards Avenue	Atlantic, NJ	6/3/2021	116	3	Blueberries	14.9 years	2 (5 years)	2,150	57	129
Lerdo Highway(3)(4)	Kern, CA	6/4/2021	639	1	Conventional & organic almonds and banked water	10.4 years	3 (10 years)	26,492	104	974
Almena Drive	Van Buren & Eaton, MI	6/9/2021	930	8	Blueberries	14.7 years	2 (5 years)	13,300	49	785
			3,970	13				$79,742	$359	$4,443
(1)Includes approximately $27,000 of aggregate external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.
(2)Based on the minimum cash rental payments guaranteed under the respective leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)Lease provides for an annual participation rent component based on the gross crop revenues earned on the farm. The rent figure above represents only the minimum cash guaranteed under the lease.
(4)As part of the acquisition of this property, we acquired a contract to purchase 20,330 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, at a fixed price. We executed this contract on June 25, 2021, at an additional cost of approximately $1.2 million, which is included in the total purchase price for this property in the table above. Rent is not currently being earned on the value attributable to the water. See Note 3, “Real Estate and Intangible Assets—Investments in Water Assets,” within the accompanying notes to our condensed consolidated financial statements for additional information on this water.
Existing Properties
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since April 1, 2021, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES(1)			NEW LEASES
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
CA, FL, & MI	5	983	$1,845	1	3 / 2 / 0	$2,041	4.3	0	3 / 2 / 0
(1)Prior leases includes one lease that was terminated early in July 2021. We recorded lease revenues of approximately $0 and $6,000 related to this lease during the three and six months ended June 30, 2021, respectively. In addition, in connection with this early termination, during the three months ended June 30, 2021, we wrote off aggregate deferred rent and rent receivable balances of approximately $43,000 against lease revenue. Upon termination of this lease, we entered into a new lease with a new tenant, effective immediately, which is included in the above table.
(2)Based on the minimum cash rental payments guaranteed under the applicable leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)“NNN” refers to leases under triple-net lease arrangements, “NN” refers to leases under partial-net lease arrangements, and “N” refers to leases under single-net lease arrangements, in each case, as described above under “Leases—General.”
Financing Activity

Debt Activity
On June 30, 2021, we entered into two loan agreements with Golden State Farm Credit to provide for total future loan proceeds of $22.8 million on a delayed funding basis. Disbursement of these loans must occur by October 1, 2021, and once disbursed, the loans will bear interest at a fixed rate (before patronage) of 3.75%, which will be fixed for ten years. Gladstone Securities, an affiliate of ours, earned total financing fees of approximately $35,000 in connection with securing these financings.
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
The following table summarizes the sales of our Series C Preferred Stock that occurred since April 1, 2021, through the date of this filing (dollars in thousands, except per-share amounts and footnotes):

Number of Shares Sold(1)	Weighted-average Sales Price per Share	Gross Proceeds	Net Proceeds(2)
573,474	$24.79	$14,217	$13,047
(1)Excludes share redemptions and shares issued pursuant to the DRIP. From April 1, 2021, through the date of this filing, we issued approximately 2,699 shares of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $1.2 million.
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
Common Stock
At-the-Market Program
On May 12, 2020, we entered into new equity distribution agreements with Virtu Americas, LLC, and Ladenburg & Co., Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through new Sales Agents, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM Program”). On May 18, 2021, we entered into separate amendments to the existing equity distribution agreements to allow us to sell up to $160.0 million of additional shares of our common stock, expanding the aggregate offering price to up to $260.0 million.
The following table summarizes the activity under the ATM Program from April 1, 2021, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price per Share	Gross Proceeds	Net Proceeds(1)
3,795,398	$22.13	$84,000	$83,160
(1)Net of underwriter commissions and discounts.
COVID-19
While we have not been materially adversely impacted by the novel coronavirus (“COVID-19”) to date, the extent to which the ongoing COVID-19 pandemic may, in the future, impact our business, financial condition, liquidity, results of operations, funds from operations, or prospects will depend on numerous evolving factors that we are not able to predict at this time, including the duration and long-term scope of the pandemic, the spread and effect of COVID-19 variants; the adequate production, efficacy, and dissemination of vaccinations; governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; the effect on our tenants and their farming operations; the ability of our tenants to make their rental payments; any disruptions of our tenants’ operations; and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders. Any of these events could materially adversely impact our business, financial condition, liquidity, results of operations, funds from operations, or prospects.
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
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator (both affiliates of ours), which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. The investment advisory agreement with our Adviser that was in effect through June 30, 2021 (the “Prior Advisory Agreement”), and the current administration agreement with our Administrator (the “Administration Agreement”) were approved unanimously by our board of directors, including our independent directors.
On July 13, 2021, we amended the Prior Advisory Agreement (as amended, the “Amended Advisory Agreement,” and together with the Prior Advisory Agreement, the “Advisory Agreement”), which was approved unanimously by our board of directors, including, specifically, our independent directors. The Amended Advisory Agreement revised the calculation of the base management fee beginning with the three months ending September 30, 2021, while all other terms of the Prior Advisory Agreement remained the same.
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
Base Management Fee
Pursuant to the Prior Advisory Agreement, through June 30, 2021, a base management fee was paid quarterly and was calculated at an annual rate of 0.50% (0.125% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the gross cost of tangible real estate owned by us (including land and land improvements, permanent plantings, irrigation and drainage systems, farm-related facilities, and other tangible site improvements), prior to any accumulated depreciation, and as shown on our balance sheet or the notes thereto for the applicable quarter.
Pursuant to the Amended Advisory Agreement, beginning with the three months ending September 30, 2021, a base management fee will be paid quarterly and will be calculated at an annual rate of 0.60% (0.15% per quarter) of the prior calendar quarter’s Gross Tangible Real Estate.
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
Smaller Reporting Company Status
As of December 31, 2018, and through June 30, 2021, we qualified as a “smaller reporting company” under Rule 12b-2 of the Exchange Act because we had annual revenues of less than $100 million for the previous year and a public float of less than $700 million. As a smaller reporting company, we have reduced disclosure requirements for our public filings, including the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2021.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:
•With regard to the comparison between the three months ended June 30, 2021 versus 2020:
◦Same-property basis represents farms owned as of March 31, 2020, and were not vacant at any point during either period presented; and
◦Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to March 31, 2020. From April 1, 2020, through June 30, 2021, we acquired 40 new farms and did not have any farm dispositions.
•With regard to the comparison between the six months ended June 30, 2021 versus 2020:
◦Same-property basis represents farms owned as of December 31, 2019, and were not vacant at any point during either period presented; and
◦Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2019. From January 1, 2020, through June 30, 2021, we acquired 42 new farms and did not have any farm dispositions.
We did not have any vacant or self-operated farms during either of the three and six months ended June 30, 2021 or 2020.
A comparison of results of components comprising our operating income for the three and six months ended June 30, 2021 and 2020 is below (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$16,836	$12,350	$4,486	36.3%
Variable lease payments – participation rents	19	44	(25)	(56.8)%
Variable lease payments – tenant reimbursements	38	244	(206)	(84.4)%
Total operating revenues	16,893	12,638	4,255	33.7%
Operating expenses:
Depreciation and amortization	6,285	3,843	2,442	63.5%
Property operating expenses	906	717	189	26.4%
Base management and incentive fees	1,376	1,047	329	31.4%
Administration fee	347	357	(10)	(2.8)%
General and administrative expenses	581	490	91	18.6%
Total operating expenses	9,495	6,454	3,041	47.1%
Operating income	$7,398	$6,184	$1,214	19.6%

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$32,816	$24,612	$8,204	33.3%
Variable lease payments – participation rents	45	74	(29)	(39.2)%
Variable lease payments – tenant reimbursements	66	422	(356)	(84.4)%
Lease termination income, net	—	2,810	(2,810)	NM
Total operating revenues	32,927	27,918	5,009	17.9%
Operating expenses:
Depreciation and amortization	12,336	8,100	4,236	52.3%
Property operating expenses	1,336	1,238	98	7.9%
Base management and incentive fees	3,908	3,415	493	14.4%
Administration fee	703	740	(37)	(5.0)%
General and administrative expenses	1,119	1,044	75	7.2%
Total operating expenses	19,402	14,537	4,865	33.5%
Operating income	$13,525	$13,381	$144	1.1%
NM = Not Meaningful
Operating Revenues
Lease Revenues
The following table provides a summary of our lease revenues during the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Same-property basis:
Fixed lease payments	$12,329	$12,263	$66	0.5%	$24,409	$24,332	$77	0.3%
Participation rents	19	44	(25)	(56.8)%	45	74	(29)	(39.2)%
Lease termination income, net	—	—	—	—%	—	2,810	(2,810)	(100.0)%
Total – Same-property basis	12,348	12,307	41	0.3%	24,454	27,216	(2,762)	(10.1)%
Properties acquired or disposed of	4,507	87	4,420	5,080.5%	8,407	280	8,127	2,902.5%
Vacant or self-operated properties	—	—	—	—%	—	—	—	—%
Tenant reimbursements(1)	38	244	(206)	(84.4)%	66	422	(356)	(84.4)%
Total Lease revenues	$16,893	$12,638	$4,255	33.7%	$32,927	$27,918	$5,009	17.9%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Corresponding amounts were also recorded as property operating expenses during the respective periods.
Same-property Basis – 2021 compared to 2020
Lease revenues from fixed lease payments increased slightly for each of the three and six months ended June 30, 2021, primarily attributable to lease renewals and amendments executed at net higher rental rates and additional rents earned on capital improvements completed on certain of our farms, partially offset by the renewals of certain other leases, in which we decreased the fixed base rent component in exchange for adding in a participation rent component to the lease structure. Participation rents related to these leases, if any, are expected to be recorded during the second half of the year ending December 31, 2021.
Lease revenues from participation rents decreased for each of the three and six months ended June 30, 2021, primarily due to fewer farms having scheduled participation rent payments due during the first half 2021 versus that of 2020.
During the three months ended March 31, 2020, we received an early lease termination payment of approximately $3.0 million from an outgoing tenant on a property, which we recognized as additional lease revenue upon receipt, less a net balance of approximately $165,000 of aggregate prepaid rent and deferred rent assets balances that were written off against this amount.
Other – 2021 compared to 2020
Lease revenue from properties acquired or disposed of increased for each of the three and six months ended June 30, 2021, primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2019.
Tenant reimbursements decreased for each of the three and six months ended June 30, 2021, primarily due to additional payments made during the prior-year periods by certain tenants on our behalf (pursuant to the lease agreements) to an unconsolidated entity of ours that conveys water to the respective properties.
Operating Expenses
Depreciation and Amortization
The following table provides a summary of the depreciation and amortization expense recorded during the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Same-property basis	$3,726	$3,840	$(114)	(3.0)%	$7,577	$8,067	$(490)	(6.1)%
Properties acquired or disposed of	2,559	3	2,556	85,200.0%	4,759	33	4,726	14,321.2%
Total depreciation and amortization	$6,285	$3,843	$2,442	63.5%	$12,336	$8,100	$4,236	52.3%
Depreciation and amortization expense on a same-property basis decreased for each of the three and six months ended June 30, 2021, as compared to the respective prior-year periods, primarily due to the expiration of certain lease intangible amortization periods subsequent to December 31, 2019. Depreciation and amortization expense on properties acquired or disposed of increased for each of the three and six months ended June 30, 2021, as compared to the same respective prior-year periods, primarily due to the additional depreciation and amortization expense incurred on the new farms acquired subsequent to December 31, 2019.

Property-operating Expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property-operating expenses recorded during the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Same-property basis	$771	$459	$312	68.0%	$1,144	$796	$348	43.7%
Properties acquired or disposed of	97	14	83	592.9%	126	20	106	530.0%
Tenant-reimbursed property operating expenses(1)	38	244	(206)	(84.4)%	66	422	(356)	(84.4)%
Total Property operating expenses	$906	$717	$189	26.4%	$1,336	$1,238	$98	7.9%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Corresponding amounts were also recorded as lease revenues during the respective periods.
Same-property Basis – 2021 compared to 2020
Property-operating expenses increased for each of the three and six months ended June 30, 2021, primarily due to an increase in our obligation to reimburse one of our tenants for water usage over a specific cost threshold in accordance with the lease. We currently anticipate incurring similar costs for water usage on this particular farm throughout the remainder of 2021 but do not currently expect such elevated costs to continue beyond 2021.
Other – 2021 compared to 2020
Property operating expenses on properties acquired or disposed of increased for each of the three and six months ended June 30, 2021, primarily due to additional miscellaneous property-operating expenses incurred on certain of the new farms we acquired subsequent to December 31, 2019.
Tenant reimbursement expense decreased for each of the three and six months ended June 30, 2021, primarily due to a decrease in miscellaneous property-operating costs incurred by us in connection with our ownership interest in an unconsolidated entity. Our tenants are contractually obligated to reimburse us for these costs under the terms of the respective leases.
Related-Party Fees
The following tables provide the calculations of the base management and incentive fees due to our Adviser pursuant to the Advisory Agreement for each of the three and six months ended June 30, 2021 and 2020 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

	Quarters Ended		Year to Date
	March 31	June 30
FY 2021 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,095,439	$1,101,071
Quarterly rate	0.125%	0.125%
Base management fee(3)	$1,370	$1,376	$2,746

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$228,161	$248,501

First hurdle quarterly rate	1.750%	1.750%
First hurdle threshold	$3,993	$4,349

Second hurdle quarterly rate	2.1875%	2.1875%
Second hurdle threshold	$4,991	$5,436

Pre-Incentive Fee FFO(1)	$5,810	$3,867

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$998	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	164	—
Total Incentive fee(3)	$1,162	$—	$1,162

Total fees due to Adviser, net	$2,532	$1,376	$3,908

FY 2020 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$827,256	$837,603
Quarterly rate	0.125%	0.125%
Base management fee(3)	$1,034	$1,047	$2,081

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$173,358	$176,768

First hurdle quarterly rate	1.750%	1.750%
First hurdle threshold	$3,034	$3,093

Second hurdle quarterly rate	2.1875%	2.1875%
Second hurdle threshold	$3,792	$3,867

Pre-Incentive Fee FFO(1)	$6,670	$2,334

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$758	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	576	—
Total Incentive fee(3)	$1,334	$—	$1,334

Total fees due to Adviser, net	$2,368	$1,047	$3,415
(1)As defined in the Advisory Agreement.
(2)As of the end of the respective prior quarters.
(3)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
The base management fee increased during each of the three and six months ended June 30, 2021, as compared to each of the respective prior-year periods, primarily due to additional assets acquired since December 31, 2019. Our Advisor earned incentive fees during each of the three months ended March 31, 2021 and 2020 due to our Pre-Incentive Fee FFO (as defined in the Advisory Agreement) exceeding the required hurdle rate of the applicable equity base. No incentive fees were earned by our Advisor during either of the three months ended June 30, 2021 or 2020.
The administration fee paid to our Administrator decreased for each of the three and six months ended June 30, 2021, as compared to the respective prior-year periods, primarily due to us using a lower overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased for each of the three and six months ended June 30, 2021, as compared to the respective prior-year periods, primarily due to increased stockholder-related expenses related to the annual stockholders’ meeting and higher professional fees related to additional appraisal costs.
A comparison of results of other components contributing to net loss attributable to common stockholders expense) for the three and six months ended June 30, 2021 and 2020 is below (dollars in thousands):

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Operating income	$7,398	$6,184	$1,214	19.6%
Other income (expense):
Other income	20	21	(1)	(4.8)%
Interest expense	(6,141)	(4,990)	(1,151)	23.1%
Aggregate dividends declared on Series A and Series D Term Preferred Stock	(755)	(458)	(297)	64.8%
Loss on dispositions of real estate assets, net	(1,042)	(567)	(475)	83.8%
Loss from investments in unconsolidated entities	(11)	(8)	(3)	37.5%
Total other expense, net	(7,929)	(6,002)	(1,927)	32.1%
Net (loss) income	(531)	182	(713)	(391.8)%
Net income attributable to non-controlling interests	1	2	(1)	(50.0)%
Net (loss) income attributable to the Company	(530)	184	(714)	(388.0)%
Aggregate dividends declared on Series B and Series C Preferred Stock	(2,939)	(2,262)	(677)	29.9%
Net loss attributable to common stockholders	$(3,469)	$(2,078)	$(1,391)	66.9%

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Operating income	$13,525	$13,381	$144	1.1%
Other income (expense):
Other income	2,255	1,345	910	67.7%
Interest expense	(12,334)	(9,953)	(2,381)	23.9%
Aggregate dividends declared on Series A and Series D Term Preferred Stock	(1,559)	(916)	(643)	70.2%
Loss on dispositions of real estate assets, net	(1,840)	(666)	(1,174)	176.3%
Property and casualty recovery, net	—	66	(66)	(100.0)%
(Loss) income from investments in unconsolidated entities	(24)	26	(50)	NM
Total other expense, net	(13,502)	(10,098)	(3,404)	33.7%
Net income	23	3,283	(3,260)	(99.3)%
Net income attributable to non-controlling interests	—	(39)	39	(100.0)%
Net income attributable to the Company	23	3,244	(3,221)	(99.3)%
Aggregate dividends declared on Series B and Series C Preferred Stock	(5,702)	(4,388)	(1,314)	29.9%
Net loss attributable to common stockholders	$(5,679)	$(1,144)	$(4,535)	396.4%
NM = Not Meaningful
Other Income (Expense)
Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments, remained relatively flat for the three months ended June 30, 2021, as compared to the prior-year period, and increased for the six months ended June 30, 2021, as compared to the prior-year period, primarily driven by additional interest patronage received from Farm Credit (partially due to increased borrowings from Farm Credit).
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
Interest expense increased for each of the three and six months ended June 30, 2021, as compared to the respective prior-year periods, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock and Series D Term Preferred Stock) outstanding for the three and six months ended June 30, 2021, was approximately $631.5 million and $629.8 million, respectively, as compared to approximately $483.1 million and $482.2 million for the respective prior-year periods. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the overall effective interest rate charged on our aggregate borrowings for the three and six months ended June 30, 2021, was 3.73% and 3.71%, respectively, as compared to 3.98% for each of the respective prior-year periods.
During the three and six months ended June 30, 2021, we paid aggregate distributions on our Series A Term Preferred Stock and Series D Term Preferred Stock of approximately $755,000 and $1.6 million, respectively. The Series D Term Preferred Stock was issued in January 2021, and the Series A Term Preferred Stock was voluntarily redeemed in full in February 2021. During the three and six months ended June 30, 2020, we paid distributions on our Series A Term Preferred Stock of approximately $458,000 and $916,000, respectively.
During each of the three and six months ended June 30, 2021 and 2020, we recorded net losses on dispositions of real estate assets primarily due to the disposal of certain irrigation improvements on certain of our farms, partially offset during the six months ended June 30, 2021, by net gains recognized on the sale of irrigation pivots on two of our farms that were replaced.
The net property and casualty recovery recorded during the six months ended June 30, 2020, related to insurance recoveries received for certain irrigation improvements that were damaged due to natural disasters.
During the three and six months ended June 30, 2021, we recognized a loss from investments in an unconsolidated entity of approximately $11,000 and $24,000, respectively, as compared to a (loss) income of approximately $(8,000) and $26,000 for the respective prior-year periods.

During the three and six months ended June 30, 2021, the aggregate dividends paid on our Series B Preferred Stock and Series C Preferred Stock increased over that of the respective prior-year periods due to additional shares issued and outstanding during the current-year periods.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under our facility with MetLife), and issuances of additional equity securities. Our current available liquidity is approximately $131.3 million, consisting of approximately $84.3 million in cash on hand and, based on the current level of collateral pledged, approximately $47.0 million of availability under our facility with MetLife (subject to compliance with covenants) and other undrawn notes. In addition, we currently have four properties valued at approximately $43.6 million that are unencumbered and eligible to be pledged as collateral.
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
Notwithstanding the ongoing COVID-19 pandemic, including the recent surge in certain variants, we believe that our current and short-term cash resources will be sufficient to fund our distributions to stockholders (including non-controlling OP Unitholders), service our debt, pay dividends on our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock, and fund our current operating costs in the near term. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including, but not limited to, shares of common stock through our ATM Program, OP Units through our Operating Partnership as consideration for future acquisitions, and shares of our Series C Preferred Stock), long-term mortgage indebtedness and bond issuances, and other secured and unsecured borrowings. While public equity markets have experienced significant volatility lately, based on discussions with our lenders, we do not believe there will be a credit freeze in the near term. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near-term debt obligations and operating expenses.
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related facilities. We continue to actively seek and evaluate acquisitions of additional farms and farm-related facilities that satisfy our investment criteria, and despite the ongoing COVID-19 pandemic, our pipeline of potential acquisitions remains healthy. We have several properties under signed purchase and sale agreements or non-binding letters of intent that we hope to consummate over the next several months. We also have many other properties that are in various other stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Net change in cash from:
Operating activities	$16,965	$9,937	$7,028	70.7%
Investing activities	(84,950)	(35,100)	(49,850)	142.0%
Financing activities	125,556	36,254	89,302	246.3%
Net change in Cash and cash equivalents	$57,571	$11,091	$46,480	419.1%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased for the six months ended June 30, 2021, as compared to the prior-year period, primarily due to additional rental payments received from recent acquisitions and interest patronage received from Farm Credit, partially offset by increases in the amount of interest payments made.
Investing Activities
The increase in cash used in investing activities during the six months ended June 30, 2021, as compared to the prior-year period, was primarily due to an increase in cash paid for acquisitions of new farms, partially offset by a decrease in the amount of cash paid for capital improvements on existing farms during the six months ended June 30, 2021.
Financing Activities
The increase in cash provided by financing activities during the six months ended June 30, 2021, as compared to the prior-year period, was primarily due to an increase in aggregate net cash proceeds from equity issuances (including our common stock and the Series C Preferred Stock) of approximately $70.2 million and the issuance of our Series D Term Preferred Stock (which after voluntarily redeeming our Series A Term Preferred Stock in full, resulted in net cash proceeds of approximately $31.6 million), partially offset by a decrease in net borrowings and an increase in total distributions.
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
Farm Credit and Other Lenders
Since September 2014, we have closed on multiple loans with various different Farm Credit associations (for additional information on these associations, see Note 4, “Borrowings,” within the accompanying notes to our condensed consolidated financial statements). We also currently have borrowing relationships with several other agricultural lenders and are continuously reaching out to other lenders to establish prospective new relationships. Based on the properties currently pledged as collateral, we currently have $22.8 million of undrawn funds available to us from a Farm Credit association. In addition, we expect to enter into additional borrowing agreements with existing and new lenders in connection with certain potential new acquisitions in the future.
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2021 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock(2)(3)	1,108,445	$24.84	$27,532	$25,217
Common Stock – ATM Program	5,108,330	20.86	106,537	105,472
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).
(2)Excludes share redemptions during the applicable time period.
(3)Excludes approximately 3,406 shares issued pursuant to the DRIP.

Our Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our condensed consolidated financial statements) permits us to issue up to an aggregate of $1.0 billion in securities (including up to $650.0 million reserved for issuance of shares of the Series C Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $54.6 million of Series C Preferred Stock, approximately $60.4 million of Series D Term Preferred Stock, and approximately $174.3 million of common stock (excluding common stock issued to redeem OP Units) under the Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any material off-balance sheet arrangements.
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
We believe the foregoing adjustments aid our investors’ understanding of our ongoing operational performance. Certain information in the table below for the three and six months ended June 30, 2020, has been reclassified to conform to the current period’s presentation. The reclassifications had no impact on previously-reported Net (loss) income, FFO, or AFFO.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and six months ended June 30, 2021 and 2020 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(531)	$182	$23	$3,283
Less: Aggregate dividends declared on Series B Preferred Stock and Series C Preferred Stock(1)	(2,939)	(2,262)	(5,702)	(4,388)
Net loss available to common stockholders and non-controlling OP Unitholders	(3,470)	(2,080)	(5,679)	(1,105)
Plus: Real estate and intangible depreciation and amortization	6,285	3,843	12,336	8,100
Plus: Losses on dispositions of real estate assets, net	1,042	567	1,840	666
Adjustments for unconsolidated entities(2)	10	4	18	9
FFO available to common stockholders and non-controlling OP Unitholders	3,867	2,334	8,515	7,670
Plus: Acquisition- and disposition-related expenses	71	57	140	67
Plus (less): Other nonrecurring charges (receipts), net(3)	13	8	56	(37)
CFFO available to common stockholders and non-controlling OP Unitholders	3,951	2,399	8,711	7,700
Net rent adjustment	(515)	(411)	(1,005)	(414)
Plus: Amortization of debt issuance costs	252	186	641	365
Less: Other non-cash charges (receipts)(4)	38	15	63	(19)
AFFO available to common stockholders and non-controlling OP Unitholders	3,726	2,189	8,410	7,632

Weighted-average common stock outstanding—basic and diluted	29,360,515	21,418,455	28,124,440	21,340,268
Weighted-average common non-controlling OP Units outstanding	204,778	224,940	126,713	256,621
Weighted-average total common shares outstanding	29,565,293	21,643,395	28,251,153	21,596,889

Diluted FFO per weighted-average total common share	$0.13	$0.11	$0.30	$0.36
Diluted CFFO per weighted-average total common share	$0.13	$0.11	$0.31	$0.36
Diluted AFFO per weighted-average total common share	$0.13	$0.10	$0.30	$0.35
(1)Includes (i) cash dividends paid on our Series B Preferred Stock and Series C Preferred Stock and (ii) the value of additional shares of Series C Preferred Stock issued pursuant to the DRIP.
(2)Represents our pro-rata share of depreciation expense recorded in unconsolidated entities during the respective periods.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of June 30, 2021, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	38	16,154	14,543	$312,137	$316,141	25.3%
Third-party Appraisal(2)	115	89,128	72,290	810,224	934,230	74.7%
Total	153	105,282	86,833	$1,122,361	$1,250,371	100.0%
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.
(2)Appraisals performed between September 2020 and June 2021.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of June 30, 2021, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$678 – $127,436	$35,344
Market NOI (per farmable acre)	$190 – $3,546	$1,616
Market Capitalization Rate	3.00% – 10.06%	5.03%
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of June 30, 2021, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended June 30, 2021, from the prior value basis as of March 31, 2021, is provided in the table below (dollars in thousands):

Total portfolio fair value as of March 31, 2021		$1,170,292
Plus: Acquisition of 13 new farms during the three months ended June 30, 2021		79,742	(1)
Plus net value appreciation during the three months ended June 30, 2021:
46 farms valued via third-party appraisals	$337
Total net appreciation for the three months ended June 30, 2021		337
Total portfolio fair value as of June 30, 2021		$1,250,371
(1)Includes approximately $1.2 million paid to exercise a water purchase option that was acquired in connection with one of the farms that was acquired during the three months ended June 30, 2021.
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of June 30, 2021, was approximately $628.6 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $630.9 million. The fair values of our Series B Preferred Stock and Series D Term Preferred Stock were determined using the closing stock prices as of June 30, 2021, of $25.98 per share and $26.03 per share, respectively. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series C Preferred Stock to be $25.00 per share as of June 30, 2021 (see Exhibit 99.1 to this Form 10-Q).
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
As of June 30, 2021, we estimate the NAV per common share to be $13.16. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$481,314
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(1,122,361)
Plus: estimated fair value of real estate holdings(2)	1,250,371
Net fair value adjustment for real estate holdings		128,010
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	691,261
Less: fair value of aggregate long-term indebtedness(3)(4)	(691,477)
Net fair value adjustment for long-term indebtedness		(216)
Estimated NAV		609,108
Less: aggregate fair value of Series B Preferred Stock and Series C Preferred Stock(5)		(205,475)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$403,633
Total common shares and non-controlling OP Units outstanding(6)		30,682,842
Estimated NAV per common share and OP Unit		$13.16
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.
(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series D Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series D Term Preferred Stock was valued based on its closing stock price as of June 30, 2021.
(5)The Series B Preferred Stock was valued based on its closing stock price as of June 30, 2021, while the Series C Preferred Stock was valued at its liquidation value, as discussed above.
(6)Includes 30,478,064 shares of common stock and 204,778 OP Units held by non-controlling OP Unitholders.
A quarterly roll-forward in the estimated NAV per common share for the three months ended June 30, 2021, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of March 31, 2021		$12.69
Less net loss attributable to common stockholders and non-controlling OP Unitholders		(0.12)
Adjustments for net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.20
Net change in unrealized fair value of long-term indebtedness	(0.18)
Net change in valuations		0.02
Less distributions on common stock and non-controlling OP Units		(0.13)
Plus net accretive effect of equity issuances		0.70
Estimated NAV per common share and non-controlling OP Unit as of June 30, 2021		$13.16
(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) an increase of $0.01 per share due to the net appreciation in value of the farms that were valued during the three months ended June 30, 2021, (ii) an increase of $0.21 per share due to the aggregate depreciation and amortization expense recorded during the three months ended June 30, 2021, and (iii) a decrease of $0.02 per share due to net asset dispositions or capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $13.16 as of June 30, 2021, based on the calculation above, the closing price of our common stock on June 30, 2021, was $24.06 per share.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.6	Articles Supplementary for 5.00% Series D Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on January 14, 2021.
3.7	Articles Supplementary, incorporated by reference to Exhibit 3.7 to the Quarterly Report on Form 10-Q (File No. 001-35795), filed on May 12, 2021
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
10.1
Amendment No.1 to Equity Distribution Agreement, dated May 18, 2021, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Ladenburg Thalmann & Co. Inc., incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 18, 2021.

10.2
Amendment No.1 to Equity Distribution Agreement, dated May 18, 2021, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Virtu Americas LLC, incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-35795), filed on May 18, 2021

10.3
Agreement of Purchase and Sale (Lerdo Highway Shafter CA - Phase I) between King and Gardiner Farms, LLC, Gardiner Family, LLC and Gladstone Land Corporation dated as of January 27, 2021 (filed herewith).

10.4
Agreement of Purchase and Sale (Lerdo Highway Shafter CA - Phase II) between King and Gardiner Farms, LLC, Gardiner Family, LLC and Gladstone Land Corporation dated as of January 27, 2021 (filed herewith).

10.5
Agreement of Purchase and Sale (Lerdo Highway Shafter CA - Phase III) between King and Gardiner Farms, LLC, Gardiner Family, LLC and Gladstone Land Corporation dated as of January 27, 2021 (filed herewith).

10.6
Second Amendment to Agreement of Purchase and Sale (Lerdo Highway Shafter CA - Phase I) between V Lions Farming, LLC, Gardiner Family LLC and Gladstone Land Corporation dated as of May 21, 2021 (filed herewith).

10.7
Second Amendment to Agreement of Purchase and Sale (Lerdo Highway Shafter CA - Phase II) between V Lions Farming, LLC, Gardiner Family LLC and Gladstone Land Corporation dated as of May 21, 2021 (filed herewith).

10.8
Second Amendment to Agreement of Purchase and Sale (Lerdo Highway Shafter CA - Phase III) between V Lions Farming, LLC, Gardiner Family LLC and Gladstone Land Corporation dated as of May 21, 2021 (filed herewith).

10.9
Fifth Amended and Restated Investment Advisory Agreement, dated July 13, 2021, by and between Gladstone Land Corporation and Gladstone Management Corporation, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on July 14, 2021.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series C Cumulative Redeemable Preferred Stock as of June 30, 2021 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: August 10, 2021	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: August 10, 2021	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors