Form 10-Q
period 2021-09-30
GLADSTONE LAND Corp
filed 2021-11-09
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 8, 2021, was 34,210,013.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Real estate, at cost	$1,223,935	$1,095,439
Less: accumulated depreciation	(67,007)	(49,236)
Total real estate, net	1,156,928	1,046,203
Lease intangibles, net	4,742	3,732
Cash and cash equivalents	66,491	9,218
Other assets, net	33,675	8,136
TOTAL ASSETS	$1,261,836	$1,067,289

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	645,967	623,961
Series A cumulative term preferred stock, $0.001 par value, $25.00 per share liquidation preference; 0 shares authorized, 0 shares issued or outstanding as of September 30, 2021; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of December 31, 2020, net	—	28,594
Series D cumulative term preferred stock, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of September 30, 2021; 0 shares authorized, issued, or outstanding as of December 31, 2020, net	58,594	—
Accounts payable and accrued expenses	8,409	9,081
Due to related parties, net	3,181	2,484
Other liabilities, net	20,138	19,279
Total liabilities	736,389	683,499
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,456,065 shares authorized, 5,956,065 shares issued and outstanding as of September 30, 2021, and December 31, 2020	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,989,942 shares authorized, 2,600,604 shares issued and outstanding as of September 30, 2021; 25,999,862 shares authorized, 1,088,435 shares issued and outstanding as of December 31, 2020	3	1
Common stock, $0.001 par value; 63,953,993 shares authorized, 32,043,989 shares issued and outstanding as of September 30, 2021; 65,544,073 shares authorized, 26,219,019 shares issued and outstanding as of December 31, 2020	32	26
Additional paid-in capital	598,693	440,470
Distributions in excess of accumulated earnings	(74,427)	(55,213)
Accumulated other comprehensive loss	(987)	(1,500)
Total stockholders’ equity	523,320	383,790
Non-controlling interests in Operating Partnership	2,127	—
Total equity	525,447	383,790
TOTAL LIABILITIES AND EQUITY	$1,261,836	$1,067,289
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Lease revenue, net	$19,591	$13,989	$52,518	$41,907
Total operating revenues	19,591	13,989	52,518	41,907
OPERATING EXPENSES:
Depreciation and amortization	6,944	3,909	19,280	12,010
Property operating expenses	696	287	2,031	1,525
Base management fee	1,748	1,078	4,494	3,159
Incentive fee	945	821	2,107	2,155
Administration fee	412	344	1,115	1,084
General and administrative expenses	462	419	1,582	1,462
Total operating expenses	11,207	6,858	30,609	21,395
OTHER INCOME (EXPENSE):
Other income	20	323	2,274	1,668
Interest expense	(6,126)	(5,202)	(18,460)	(15,155)
Dividends declared on Series A and Series D cumulative term preferred stock	(755)	(458)	(2,314)	(1,375)
Loss on dispositions of real estate assets, net	(1)	(195)	(1,841)	(861)
Property and casualty recovery, net	—	1	—	68
(Loss) income from investments in unconsolidated entities	(19)	(19)	(42)	7
Total other expense, net	(6,881)	(5,550)	(20,383)	(15,648)
NET INCOME	1,503	1,581	1,526	4,864
Net income attributable to non-controlling interests	(8)	(13)	(8)	(52)
NET INCOME ATTRIBUTABLE TO THE COMPANY	1,495	1,568	1,518	4,812
Dividends declared on Series B and Series C cumulative redeemable preferred stock	(3,111)	(2,361)	(8,814)	(6,749)
Loss on extinguishment of Series B and Series C cumulative redeemable preferred stock	(23)	(44)	(23)	(44)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,639)	$(837)	$(7,319)	$(1,981)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.05)	$(0.04)	$(0.25)	$(0.09)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	31,362,423	21,991,291	29,215,628	21,558,859

COMPREHENSIVE INCOME:
Net income attributable to the Company	$1,495	$1,568	$1,518	$4,812
Change in fair value related to interest rate hedging instruments	357	95	513	(1,331)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$1,852	$1,663	$2,031	$3,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2021
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at June 30, 2021	5,956,065	$6	2,029,455	$2	30,478,064	$30	$549,123	$(68,533)	$(1,344)	$479,284	$2,030	$481,314
Issuance of Series C Preferred Stock, net	—	—	581,069	1	—	—	13,253	—	—	13,254	—	13,254
Redemption of Series C Preferred Stock	—	—	(9,920)	—	—	—	(225)	(23)	—	(248)	—	(248)
Issuance of common stock, net	—	—	—	—	1,565,925	2	36,659	—	—	36,661	—	36,661
Net income	—	—	—	—	—	—	—	1,495	—	1,495	8	1,503
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(3,111)	—	(3,111)	—	(3,111)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(4,255)	—	(4,255)	(28)	(4,283)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	357	357	—	357
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(117)	—	—	(117)	117	—
Balance at September 30, 2021	5,956,065	$6	2,600,604	$3	32,043,989	$32	$598,693	$(74,427)	$(987)	$523,320	$2,127	$525,447

	Nine Months Ended September 30, 2021
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2020	5,956,065	$6	1,088,435	$1	26,219,019	$26	$440,470	$(55,213)	$(1,500)	$383,790	$—	$383,790
Issuance of Series C Preferred Stock, net	—	—	1,522,089	2	—	—	34,617	—	—	34,619	—	34,619
Redemption of Series C Preferred Stock	—	—	(9,920)	—	—	—	(225)	(23)	—	(248)	—	(248)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	3,970	3,970
Issuance of common stock, net	—	—	—	—	5,824,970	6	122,045	—	—	122,051	—	122,051
Net income	—	—	—	—	—	—	—	1,518	—	1,518	8	1,526
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(8,814)	—	(8,814)	—	(8,814)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(11,895)	—	(11,895)	(65)	(11,960)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	513	513	—	513
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	1,786	—	—	1,786	(1,786)	—
Balance at September 30, 2021	5,956,065	$6	2,600,604	$3	32,043,989	$32	$598,693	$(74,427)	$(987)	$523,320	$2,127	$525,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2020
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at June 30, 2020	5,972,482	$6	130,702	$—	21,534,739	$22	$352,677	$(45,653)	$(1,816)	$305,236	$1,147	$306,383
Redemption of Series B Preferred Stock	(16,417)	—	—	—	—	—	(327)	(44)	—	(371)	—	(371)
Issuance of Series C Preferred Stock, net	—	—	289,528	—	—	—	6,563	—	—	6,563	—	6,563
Redemption of OP Units	—	—	—	—	144,151	—	2,291	—	—	2,291	(2,291)	—
Issuance of common stock, net	—	—	—	—	526,016	—	8,392	—	—	8,392	—	8,392
Net income	—	—	—	—	—	—	—	1,568	—	1,568	13	1,581
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(2,361)	—	(2,361)	—	(2,361)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(2,967)	—	(2,967)	—	(2,967)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	95	95	—	95
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(1,131)	—	—	(1,131)	1,131	—
Balance at September 30, 2020	5,956,065	$6	420,230	$—	22,204,906	$22	$368,465	$(49,457)	$(1,721)	$317,315	$—	$317,315

	Nine Months Ended September 30, 2020
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2019	4,755,869	$5	—	$—	20,936,658	$21	$315,770	$(38,785)	$(390)	$276,621	$2,349	$278,970
Issuance of Series B Preferred Stock, net	1,229,531	1	—	—	—	—	27,049	—	—	27,050	—	27,050
Redemption of Series B Preferred Stock	(29,335)	—	—	—	—	—	(636)	(44)	—	(680)	—	(680)
Issuance of Series C Preferred Stock, net	—	—	420,230	—	—	—	9,526	—	—	9,526	—	9,526
Redemption of OP Units	—	—	—	—	288,303	—	4,383	—	—	4,383	(4,383)	—
Issuance of common stock, net	—	—	—	—	979,945	1	14,423	—	—	14,424	—	14,424
Net income	—	—	—	—	—	—	—	4,812	—	4,812	52	4,864
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(6,749)	—	(6,749)	—	(6,749)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(8,691)	—	(8,691)	(68)	(8,759)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	(1,331)	(1,331)	—	(1,331)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(2,050)	—	—	(2,050)	2,050	—
Balance at September 30, 2020	5,956,065	$6	420,230	$—	22,204,906	$22	$368,465	$(49,457)	$(1,721)	$317,315	$—	$317,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,526	$4,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,280	12,010
Amortization of debt issuance costs	905	559
Amortization of deferred rent assets and liabilities, net	(397)	(212)
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	10	(12)
Loss (income) from investments in unconsolidated entities	42	(7)
Bad debt expense	11	12
Loss on dispositions of real estate assets, net	1,841	861
Property and casualty recovery, net	—	(68)
Changes in operating assets and liabilities:
Other assets, net	(5,761)	(3,192)
Accounts payable and accrued expenses and Due to related parties, net	1,652	(1,663)
Other liabilities, net	1,247	(1,559)
Net cash provided by operating activities	20,356	11,593
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(144,253)	(64,658)
Capital expenditures on existing real estate assets	(3,373)	(10,725)
Proceeds from dispositions of real estate assets	—	247
Deposits on prospective real estate acquisitions and investments	(1,875)	(550)
Insurance proceeds received capitalized as real estate additions	—	66
Net cash used in investing activities	(149,501)	(75,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	161,318	55,231
Offering costs	(4,359)	(3,636)
Redemptions of cumulative redeemable preferred stock (Series B and Series C)	(248)	(681)
Proceeds from issuance of mandatorily-redeemable preferred stock (Series D)	60,375	—
Redemption of mandatorily-redeemable preferred stock (Series A)	(28,750)	—
Borrowings from notes and bonds payable	40,683	20,781
Repayments of notes and bonds payable	(18,816)	(10,599)
Borrowings from lines of credit	—	19,000
Repayments of lines of credit	—	(7,500)
Payments of financing fees	(2,455)	(497)
Dividends paid on cumulative redeemable preferred stock (Series B and Series C)	(9,370)	(6,546)
Distributions paid on non-controlling common interests in Operating Partnership	(65)	(68)
Distributions paid on common stock	(11,895)	(8,691)
Net cash provided by financing activities	186,418	56,794
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,273	(7,233)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,218	13,688
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,491	$6,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of non-controlling interests in Operating Partnership in conjunction with acquisitions, net	$3,970	$—
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	670	5,363
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	6	—
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	57	16
Unrealized gain (loss) related to interest rate hedging instruments	987	(1,721)
Dividends paid on Series C Preferred Stock via additional share issuances	106	1

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of September 30, 2021 and December 31, 2020, the Company owned approximately 99.4% and 100.0%, respectively, of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the nine months ended September 30, 2021, and for the tax year ended December 31, 2020, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2021 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
On July 19, 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-05, “Leases (Topic 842): Lessors - Certain Leases With Variable Lease Payments,” to improve guidance for a lessor’s accounting for lease contracts that have variable lease payments not dependent on a reference index or a rate and that would have resulted in the recognition of a selling loss at commencement if classified as a sales-type or direct financing lease. Leases that contain such variable lease payments are to be classified and accounted for as operating leases by the lessor if the lease would have been classified as a sales-type lease or a direct financing lease and the lessor would otherwise have recognized a day-one loss. While earlier application is permitted, the amendments are effective for fiscal years beginning after December 15, 2021 and can be applied either retrospectively to leases that commenced or were modified on or subsequent to the adoption of Topic 842 or prospectively as of the date of adoption of ASU 2021-05. The Company early adopted this ASU using the prospective method, however the implementation of this update did not have a material impact on our consolidated financial statements.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 158 farms we owned as of September 30, 2021 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	60	28,882	26,758	$724,248	$402,262
Florida	25	21,387	16,805	213,932	128,343
Arizona(6)	6	6,280	5,228	55,678	19,308
Colorado	12	32,773	25,577	47,543	29,618
Washington	3	1,384	1,001	38,030	25,325
Nebraska	9	7,782	7,050	30,479	12,210
Michigan	23	1,892	1,245	24,723	14,923
Oregon	4	561	471	18,293	3,781
Texas	1	3,667	2,219	8,269	5,059
Maryland	6	987	863	7,992	4,584
South Carolina	3	597	447	3,745	2,237
North Carolina	2	310	295	2,214	1,172
New Jersey	3	116	101	2,196	—
Delaware	1	180	140	1,279	735
	158	106,798	88,200	$1,178,621	$649,557
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
(2)Excludes approximately $3.5 million of debt issuance costs related to notes and bonds payable, which is included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheet.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of September 30, 2021, this investment had a net carrying value of approximately $1.1 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheet.
(4)Includes one farm in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. The ground sublease consists of approximately five acres and had a net cost basis of approximately $772,000 as of September 30, 2021 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).
(5)Includes 25,330 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California. See “—Investments in Water Assets” below for additional information on this water.

(6)Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 and February 2025, respectively. In total, these two ground leases consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $1.2 million as of September 30, 2021 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheet).
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of September 30, 2021, and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Real estate:
Land and land improvements	$769,384	$713,333
Permanent Plantings	250,099	202,420
Irrigation and drainage systems	147,210	141,408
Farm-related facilities	45,493	28,146
Other site improvements	11,749	10,132
Real estate, at cost	1,223,935	1,095,439
Accumulated depreciation	(67,007)	(49,236)
Total real estate, net	$1,156,928	$1,046,203
Real estate depreciation expense on these tangible assets was approximately $6.6 million and $18.3 million for the three and nine months ended September 30, 2021, respectively, and approximately $3.6 million and $10.6 million for the three and nine months ended September 30, 2020, respectively.
Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of September 30, 2021, and December 31, 2020, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.1 million and $2.0 million, respectively. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $88,000 and $282,000 for the three and nine months ended September 30, 2021, respectively, and approximately $76,000 and $228,000 for the three and nine months ended September 30, 2020, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of September 30, 2021, and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Lease intangibles:
Leasehold interest – land	$4,292	$3,498
In-place leases	2,190	1,968
Leasing costs	1,822	1,640
Tenant relationships	127	127
Lease intangibles, at cost	8,431	7,233
Accumulated amortization	(3,689)	(3,501)
Lease intangibles, net	$4,742	$3,732
Total amortization expense related to these lease intangible assets was approximately $296,000 and $983,000 for the three and nine months ended September 30, 2021, respectively, and approximately $294,000 and $1.4 million for the three and nine months ended September 30, 2020, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of September 30, 2021, and December 31, 2020 (dollars in thousands):

	September 30, 2021		December 31, 2020
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$65	$(11)	$308	$(154)
Below-market lease values and other deferred revenue(2)	(2,220)	488	(908)	336
	$(2,155)	$477	$(600)	$182
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
Total amortization related to above-market lease values and lease incentives was approximately $47,000 for each of the three and nine months ended September 30, 2021, and approximately $32,000 and $94,000 for the three and nine months ended September 30, 2020, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $62,000 and $161,000 for the three and nine months ended September 30, 2021, respectively, and approximately $28,000 and $78,000 for the three and nine months ended September 30, 2020, respectively.
Acquisitions
2021 Acquisitions
During the nine months ended September 30, 2021, we acquired 21 new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Palmer Mill Road	Dorchester, MD	3/3/2021	228	2	Sod	10.0 years	2 (5 years)	$1,600	$56	$89
Eight Mile Road – Port Facility	San Joaquin, CA	3/11/2021	5	1	Cooling facility and storage	9.8 years	3 (5 years)	3,977	50	189
South Avenue	Tehama, CA	4/5/2021	2,285	1	Olives for olive oil	14.7 years	1 (5 years)	37,800	149	2,555
Richards Avenue	Atlantic, NJ	6/3/2021	116	3	Blueberries	14.9 years	2 (5 years)	2,150	63	129
Lerdo Highway (Phase I)(3)(4)	Kern, CA	6/4/2021	639	1	Conventional & organic almonds and banked water	10.4 years	3 (10 years)	26,492	111	974
Almena Drive	Van Buren & Eaton, MI	6/9/2021	930	8	Blueberries	14.7 years	2 (5 years)	13,300	49	785
Maricopa Highway	Kern, CA	8/11/2021	277	1	Organic blueberries	14.9 years	3 (5 years)	30,000	63	2,262
Wallace Road	Yamhill, OR	8/11/2021	143	1	Organic blueberries	10.1 years	3 (5 years)	12,320	39	768
West Orange	St. Lucie, FL	8/18/2021	617	2	Lemons and oranges	12.0 years	None	5,241	180	367
Lerdo Highway (Phase II)(3)(5)	Kern, CA	8/20/2021	479	1	Conventional & organic almonds and banked water	10.2 years	3 (10 years)	14,772	53	735
			5,719	21				$147,652	$813	$8,853
(1)Includes approximately $50,000 of external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.
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
(5)As part of the acquisition of this property, we acquired a contract to purchase 5,000 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, at a fixed price. We executed this contract on August 23, 2021, at an additional cost of approximately $306,000, which is included in the total purchase price for this property in the table above. Rent is not currently being earned on the value attributable to the water. See “—Investments in Water Assets” below for additional information on this water.
During the three and nine months ended September 30, 2021, in the aggregate, we recognized operating revenues of approximately $1.8 million and $2.6 million, respectively, and net income of approximately $646,000 and $1.0 million, respectively, related to the above acquisitions.

2020 Acquisitions
During the nine months ended September 30, 2020, we acquired 12 new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
County Road 18	Phillips, CO	1/15/2020	1,325	2	Sugar beets, edible beans, potatoes, & corn	6.0 years	None	$7,500	$39	$417
Lamar Valley	Chase, NE	5/7/2020	678	1	Potatoes, edible beans, & corn	6.7 years	2 (5 years)	3,500	43	204
Driver Road(3)	Kern, CA	6/5/2020	590	1	Pecans	4.7 years	2 (10 years)	14,169	52	784
Mt. Hermon	Wicomico & Caroline, MD, and Sussex, DE	8/31/2020	939	5	Sod & vegetables	10.0 years	2 (5 years)	7,346	226	432
Firestone Avenue(4)(5)(6)	Fresno, CA	9/3/2020	2,534	3	Pistachios and misc. organic & conventional vegetables	1.2 years	2 (5 years)	31,833	131	1,734
			6,066	12				$64,348	$491	$3,571
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

During the three and nine months ended September 30, 2020, we recognized operating revenues of approximately $527,000 and $808,000, respectively, and net income of approximately $253,000 and $448,000, respectively, related to the above acquisitions.
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the nine months ended September 30, 2021 and 2020 is as follows (dollars in thousands):

Assets (Liabilities) Acquired	2021 Acquisitions	2020 Acquisitions
Land and land improvements	$55,318	$44,154
Permanent plantings	47,502	12,245
Irrigation & drainage systems	6,492	7,250
Farm-related facilities	17,067	189
Other site improvements	984	—
Leasehold interest—land	787	—
In-place lease values	687	101
Leasing costs	509	133
Above-market lease values(2)	—	54
Below-market lease values(1)	(1,321)	(58)
Investment in LLC(2)	—	280
Water purchase contracts(2)(3)	18,075	—
Total Purchase Price	$146,100	$64,348
(1)Included within Other liabilities, net on the accompanying Condensed Consolidated Balance Sheets.
(2)Included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(3)Represents only the value attributable to the water purchase contracts acquired as part of the acquisition of Lerdo Highway and excludes approximately $1.6 million paid to execute the contracts subsequent to acquisition.

Investments in Unconsolidated Entities
In connection with the acquisition of certain farmland located in Fresno County, California, we also acquired an ownership in a related limited liability company (the “Fresno LLC”), the sole purpose of which is to own and maintain a pipeline conveying water to our and other neighboring properties. As of September 30, 2021, our aggregate ownership interest in the LLC was 50.0%. As our investment in the Fresno LLC is deemed to constitute “significant influence,” we have accounted for this investment under the equity method.
We recorded (loss) income of approximately $(19,000) and $(42,000) during the three and nine months ended September 30, 2021, respectively, and approximately $(19,000) and $7,000 during the three and nine months ended September 30, 2020, respectively (included on our Condensed Consolidated Statements of Operations and Comprehensive Income as (Loss) income from investments in unconsolidated entities), which represents our pro-rata share of the (loss) income recognized by the Fresno LLC. Our combined ownership interest in the Fresno LLC, which had an aggregate carrying value of approximately $1.1 million and $1.2 million, as of September 30, 2021, and December 31, 2020, respectively, is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Investments in Water Assets
In connection with the acquisition of certain farmland located in Kern County, California, we also acquired two contracts to purchase an aggregate of 25,330 acre-feet of banked water held by Semitropic Water Storage District (“SWSD”), a water storage district located in Kern County, California, at a fixed price. The contracts to purchase the banked water could not readily be net settled by means outside of the contracts, and all rights and obligations associated with the purchase contracts were transferred to us at acquisition of the related farmland. We were not required to purchase a specific amount, or any, of the 25,330 acre-feet of water. Upon acquisition, we recognized the contracts at their relative fair value in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.”
During the nine months ended September 30, 2021, we executed both contracts to purchase all 25,330 acre-feet of banked water for an aggregate additional cost of approximately $1.6 million. The purchased banked water was recognized at cost, including any administrative fees necessary to transfer the water to our banked water account. While we may, in the future, sell the banked water to an unrelated third party for a profit, our current intent is to hold the water for the long-term for future use on our own farms. There is no amount of time by which we must use the water held by SWSD.
As of September 30, 2021, the investment in banked water had a carrying value of approximately $19.6 million, which includes the subsequent cost to execute the contract, and is included within Other assets, net on our Condensed Consolidated Balance Sheet.
Each quarter, we will review the investment in banked water for any indicators of impairment in accordance with ASC 360, “Property, Plant, and Equipment,” and perform an impairment analysis if there are any such indicators. As of September 30, 2021, we concluded that there were no such indicators and that the water was not impaired.
Portfolio Concentrations
Credit Risk
As of September 30, 2021, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10.0% of the total lease revenue recorded during the nine months ended September 30, 2021.
Geographic Risk
Farms located in California and Florida accounted for approximately $33.7 million (64.1%) and $10.2 million (19.4%), respectively, of the total lease revenue recorded during the nine months ended September 30, 2021. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster (such as an earthquake, wildfire, or flood) occur or climate change impact the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California or Florida have been materially impacted by the recent wildfires or hurricanes that occurred in those respective regions. In addition, in light of the ongoing drought taking place in the western U.S., all of our farms in the region have independent (and, in most cases, multiple) sources of water, in addition to rainfall, and have not been materially impacted by the current drought conditions. No other single state accounted for more than 10.0% of our total lease revenue recorded during the nine months ended September 30, 2021.
Impairment

We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of September 30, 2021, and December 31, 2020, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
NOTE 4. BORROWINGS
Our borrowings as of September 30, 2021, and December 31, 2020, are summarized below (dollars in thousands):

	Carrying Value as of		As of September 30, 2021
	September 30, 2021	December 31, 2020	Stated Interest Rates(1) (Range; Wtd. Avg)	Maturity Dates (Range; Wtd. Avg)
Notes and bonds payable:
Fixed-rate notes payable	$564,695	$492,182	2.44%–5.70%; 3.73%	2/14/2022–7/1/2051; November 2032
Variable-rate notes payable	—	45,525	N/A	N/A
Fixed-rate bonds payable	84,762	89,883	2.13%–4.57%; 3.45%	1/12/2022–10/31/2028; October 2024
Total notes and bonds payable	649,457	627,590
Debt issuance costs – notes and bonds payable	(3,490)	(3,629)	N/A	N/A
Notes and bonds payable, net	$645,967	$623,961

Variable-rate revolving lines of credit	$100	$100	2.50%	4/5/2024

Total borrowings, net	$646,067	$624,061
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of September 30, 2021, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.1 billion. The weighted-average interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.74% and 3.72% for the three and nine months ended September 30, 2021, respectively, as compared to 4.03% and 3.99% for each of the three and nine months ended September 30, 2020. In addition, 2020 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 28.7% reduction (approximately 135 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage” for further discussion on interest patronage.
As of September 30, 2021, we were in compliance with all covenants applicable to the above borrowings.
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
The following table summarizes the pertinent terms of the New MetLife Facility as of September 30, 2021 (dollars in thousands, except for footnotes):

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
(3)Based on the properties that were pledged as collateral under the New MetLife Facility, as of September 30, 2021, the maximum additional amount we could draw under the facility was approximately $24.2 million.
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
During the nine months ended September 30, 2021, we issued one new bond under the Farmer Mac Facility, the pertinent terms of which are summarized in the following table (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
2/4/2021	$2,460	10/31/2028	25.0 years	3.13%	Fixed throughout term
As of September 30, 2021, we had approximately $84.8 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 13 different Farm Credit associations (collectively, “Farm Credit”). During the nine months ended September 30, 2021, we entered into the following loan agreements with Farm Credit (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate(1)	Interest Rate Terms
Farm Credit West, FLCA(2)	1/28/2021	$2,073	11/1/2045	24.8 years	3.23%	Fixed through 12/31/2027 (variable thereafter)
Mid Atlantic Farm Credit, ACA	3/3/2021	960	6/1/2045	24.4 years	3.80%	Fixed through 1/31/2031 (variable thereafter)
GreenStone Farm Credit Services, FLCA	8/17/2021	7,980	8/1/2046	25.5 years	4.00%	Fixed through 7/31/2031 (variable thereafter)
Golden State Farm Credit, FLCA	9/28/2021	15,960	7/1/2051	30.0 years	3.75%	Fixed through 9/30/2031 (variable thereafter)
Golden State Farm Credit, FLCA	9/28/2021	6,840	7/1/2046	25.0 years	3.75%	Fixed through 9/30/2031 (variable thereafter)
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
Other Borrowings
During the nine months ended September 30, 2021, we entered into loan agreements with certain other lenders, the terms of which are summarized in the following table (dollars in thousands):

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
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of September 30, 2021, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining three months ending December 31:	2021	$2,494
For the fiscal years ending December 31:	2022	52,622
	2023	44,682
	2024	40,828
	2025	37,866
	2026	17,016
	Thereafter	453,949
		$649,457
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
As of September 30, 2021, the aggregate fair value of our long-term notes and bonds payable was approximately $644.7 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $649.5 million. The fair value of our long-term notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of September 30, 2021, is deemed to approximate their aggregate carrying value of $0.1 million.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. As of September 30, 2021, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges, and we record changes in the fair values of the interest rate swap agreements to accumulated other comprehensive income on the Condensed Consolidated Balance Sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swap agreements as of September 30, 2021, and December 31, 2020 (dollars in thousands):

Period	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
As of September 30, 2021	$61,632	$—	$(987)
As of December 31, 2020	14,077	—	(1,500)
The following table summarizes certain balance sheet information regarding our derivative instruments as of September 30, 2021, and December 31, 2020 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other liabilities, net	$(987)	$(1,500)
Total, net		$(987)	$(1,500)

The following table presents the amount of income (loss) recognized in comprehensive income within our condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Derivative in cash flow hedging relationship:
Interest rate swaps	$357	$95	$513	$(1,331)
Total	$357	$95	$513	$(1,331)
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
As of September 30, 2021, the fair value of our Series D Term Preferred Stock was approximately $62.9 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on September 30, 2021, of $26.03.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the three and nine months ended September 30, 2021, see Note 8, “Equity—Distributions.”
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
We have entered into an investment advisory agreement with our Adviser and an administration agreement with our Administrator (the “Administration Agreement”). The advisory agreement with our Adviser that was in effect through June 30, 2021 (the “Prior Advisory Agreement”), was amended and restated effective July 1, 2021 (as amended, the “Current Advisory Agreement,” and together with the Prior Advisory Agreement, the “Advisory Agreements”). Each of the Advisory Agreements and the Administration Agreement were approved unanimously by our board of directors, including our independent directors. A summary of the compensation terms for each of the Advisory Agreements and a summary of the Administration Agreement is below.
Advisory Agreements
Pursuant to each of the Prior Advisory Agreement (which was in effect from January 1, 2020, through June 30, 2021) and the Current Advisory Agreement (which has been in effect since July 1, 2021), our Adviser is compensated in the form of a base management fee, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. Each of the base management, incentive, capital gains, and termination fees is described below.
Base Management Fee
Pursuant to the Prior Advisory Agreement, a base management fee was paid quarterly and was calculated at an annual rate of 0.50% (0.125% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the gross cost of tangible real estate owned by us (including land and land improvements, permanent plantings, irrigation and drainage systems, farm-related facilities, and other tangible site improvements), prior to any accumulated depreciation, and as shown on our balance sheet or the notes thereto for the applicable quarter.
Pursuant to the Current Advisory Agreement, a base management fee is paid quarterly and is calculated at an annual rate of 0.60% (0.15% per quarter) of the prior calendar quarter’s Gross Tangible Real Estate.
Incentive Fee
Pursuant to each of the Advisory Agreements, an incentive fee is calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeded a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Common Equity.
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
We paid total financing fees to Gladstone Securities of approximately $12,000 and $64,000, during the three and nine months ended September 30, 2021, respectively, and approximately $7,000 and $30,000 during each of the three and nine months ended September 30, 2020. Through September 30, 2021, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
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
In connection with sales of the Series C Preferred Stock, we paid total Selling Commissions and Dealer-Manager Fees to Gladstone Securities of approximately $1.2 million and $3.2 million during the three and nine months ended September 30, 2021, respectively, and approximately $598,000 and $885,000 during each of the three and nine months ended September 30, 2020. The majority of these amounts were then remitted by Gladstone Securities to unrelated third parties involved in the respective offerings, including participating broker-dealers and wholesalers. Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities are netted against the gross proceeds received from sales of the respective securities and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Base management fee(1)(2)	$1,748	$1,078	$4,494	$3,159
Incentive fee(1)(2)	945	821	2,107	2,155
Total fees to our Adviser, net	$2,693	$1,899	$6,601	$5,314

Administration fee(1)(2)	$412	$344	$1,115	$1,084

Selling Commissions and Dealer-Manager Fees(1)(3)(4)	$1,213	$598	$3,165	$3,368
Financing fees(1)(5)	12	7	64	30
Total fees to Gladstone Securities	$1,225	$605	$3,229	$3,398
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
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020, were as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Base management fee	$1,748	$1,130
Incentive fee	945	883
Other(1)	76	18
Total due to Adviser	2,769	2,031
Administration fee	412	363
Cumulative accrued but unpaid portion of prior Administration Fees(2)	—	75
Total due to Administrator	412	438
Due to Gladstone Securities(3)	—	15
Total due to related parties(4)	$3,181	$2,484
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
NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms, which are summarized in the table below (dollars in thousands):

Farm Location	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of September 30, 2021
Tulare, CA	160	$700	(2)	Q4 2021	$—
Wicomico & Caroline, MD, and Sussex, DE	833	115		Q4 2021	36
Hillsborough, FL	110	400	(2)	Q2 2022	286
Santa Barbara, CA	271	4,000	(2)	Q3 2022	2,427
St. Lucie, FL	549	230		Q3 2022	40
Hillsborough, FL	55	2,250	(2)	Q4 2022	780
Napa, CA	270	1,548	(2)	Q4 2022	—
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
Collier & Hendry, FL	3,612	2,000	(2)	Q2 2025	—
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
We are obligated as lessee under three ground leases. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of September 30, 2021, is as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining three months ending December 31:	2021	$33
For the fiscal years ending December 31:	2022	70
	2023	70
	2024	70
	2025	40
	2026	40
	Thereafter	600
Total undiscounted lease payments		923
Less: imputed interest		(266)
Present value of lease payments		$657
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the State of Arizona, as lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Consolidated Statement of Operations and Comprehensive Income) of approximately $22,000 and $58,000 during the three and nine months ended September 30, 2021, respectively, and approximately $12,000 and $35,000 during the three and nine months ended September 30, 2020, respectively.
Litigation
In the ordinary course of business, we may be involved in legal proceedings from time to time. We are not currently subject to any material known or threatened litigation.
NOTE 8. EQUITY
Registration Statement
On March 6, 2020, we filed a universal registration statement on Form S-3 (File No. 333-236943) with the SEC (the “Registration Statement”) to replace our prior universal registration statement. The Registration Statement, which was declared effective by the SEC on April 1, 2020, permits us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through September 30, 2021, we have issued a total of 2,610,662 shares of Series C Preferred Stock for gross proceeds of approximately $64.8 million, 2,415,000 shares of Series D Term Preferred Stock for gross proceeds of approximately $60.4 million, and 10,409,228 shares of common stock (excluding 288,303 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $191.2 million under the Registration Statement.
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
The following table provides information on sales of our Series C Preferred Stock during the three and nine months ended September 30, 2021 and 2020 (dollars in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Number of shares sold(1)	578,426	289,494	1,517,446	420,196
Weighted-average offering price per share	$24.85	$24.82	$24.84	$24.86
Gross proceeds	$14,372	$7,184	$37,687	$10,444
Net proceeds(2)	$13,159	$6,586	$34,522	$9,559
(1)Excludes shares issued pursuant to the DRIP. During the three and nine months ended September 30, 2021, we issued approximately 2,642 and 4,643 shares, respectively, of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.
In addition, during the three and nine months ended September 30, 2021, 9,920 shares of Series C Preferred Stock were tendered for optional redemption, which we satisfied with an aggregate cash payment of $248,000.
As of September 30, 2021, excluding Selling Commissions and Dealer-Manager Fees, we have incurred approximately $604,000 of costs related to the Series C Offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets) and are applied against gross proceeds received from the offering through additional paid-in capital as shares of the Series C Preferred Stock are sold. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series C Offering.
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
See Note 11, “Subsequent Events—Equity Activity—Equity Issuances,” for sales of Series C Preferred Stock completed subsequent to September 30, 2021.
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
The following table provides information on shares of common stock sold by the Sales Agents under the ATM Program during the three and nine months ended September 30, 2021 and 2020 (dollars in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Number of shares sold	1,565,925	526,016	5,824,970	979,945
Weighted-average offering price per share	$23.66	$16.13	$21.19	$14.94
Gross proceeds	$37,053	$8,483	$123,458	$14,638
Net proceeds(1)	$36,682	$8,398	$122,223	$14,491
(1)Net of underwriting commissions.
See Note 11, “Subsequent Events—Equity Activity—Equity Issuances,” for sales of sales of common stock completed under the ATM Program subsequent to September 30, 2021.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of September 30, 2021, and December 31, 2020, we owned approximately 99.4% and 100.0%, respectively, of the outstanding OP Units. As of September 30, 2021, and December 31, 2020, there were 204,778 and 0 OP Units held by non-controlling OP Unitholders, respectively.

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
During the nine months ended September 30, 2021, we issued 204,778 OP Units to noncontrolling OP Unitholders representing an aggregate value of approximately $4.0 million, or $19.42 per OP Unit. During the three and nine months ended September 30, 2020, we issued 144,151 and 288,303 shares of common stock, respectively, to satisfy the request of OP Units that were tendered for optional redemption.
The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the three and nine months ended September 30, 2021 and 2020 are reflected in the table below.

	Three months ended September 30,		Nine months ended September 30,
Issuance	2021	2020	2021	2020
Series A Term Preferred Stock(1)(2)	$—	$0.398438	$0.181510	$1.195313
Series B Preferred Stock	0.375	0.375	1.125	1.125
Series C Preferred Stock	0.375	0.375	1.125	0.750
Series D Term Preferred Stock(1)(3)	0.312501	—	0.871530	—
Common Stock(4)	0.13530	0.13440	0.40515	0.40245
(1)Dividends are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The Series A Term Preferred Stock was redeemed in full on February 12, 2021.
(3)The Series D Term Preferred Stock was issued on January 19, 2021.
(4)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenues for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands, except for footnotes):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed lease payments(1)	$17,791	$12,838	$50,607	$37,450
Variable lease payments(2)	1,800	1,151	1,911	4,457
Lease revenues, net(3)	$19,591	$13,989	$52,518	$41,907
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three and nine months ended September 30, 2021, we recorded participation rents of approximately $1.8 million during each period and reimbursements of certain property operating expenses by tenants of approximately $0 and $66,000, respectively. During the three and nine months ended September 30, 2020, we recorded participation rents of approximately $1.1 million and $1.2 million, respectively, and reimbursements of certain property operating expenses by tenants of approximately $19,000 and $441,000, respectively. In addition, during the nine months ended September 30, 2020, we received a lease termination payment of approximately $3.0 million.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

NOTE 10. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020, computed using the weighted average number of shares outstanding during the respective periods. Earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per-share amounts):	2021	2020	2021	2020
Net loss attributable to common stockholders	$(1,639)	$(837)	$(7,319)	$(1,981)
Weighted average shares of common stock outstanding – basic and diluted	31,362,423	21,991,291	29,215,628	21,558,859
Loss per common share – basic and diluted	$(0.05)	$(0.04)	$(0.25)	$(0.09)
The weighted-average number of OP Units held by non-controlling OP Unitholders was 204,778 and 153,021 for the three and nine months ended September 30, 2021, respectively, and 16,452 and 175,981 for the three and nine months ended September 30, 2020, respectively.
NOTE 11. SUBSEQUENT EVENTS
Portfolio Activity
Acquisition Activity
Subsequent to September 30, 2021, we acquired two new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Lerdo Highway (Phase III)(3)(4)	Kern, CA	10/8/2021	1,284	1	Conventional & organic almonds, conventional & organic pistachios, and banked water	10.1 years	3 (10 years)	$42,959	$77	$1,981
Raymond Road(4)	Madera, CA	10/21/2021	219	1	Almonds	10.0 years	1 (5 years)	3,300	50	183
			1,503	2				$46,259	$127	$2,164
(1)Acquisitions will be accounted for as asset acquisitions in accordance with ASC 360. The figures above represent only costs paid or accrued for as of the date of this filing.
(2)Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)As part of the acquisition of this property, we acquired a contract to purchase 19,670 acre-feet of water stored with SWSD, located in Kern County, California, at a fixed price. We executed this contract on October 11, 2021, at an additional cost of approximately $1.2 million, which is included in the total purchase price for this property in the table above. Rent is not currently being earned on the value attributable to the water.
(4)Lease provides for an annual participation rent component based on the gross crop revenues earned on the farm. The rent figure above represents only the minimum cash guaranteed under the lease.
Financing Activity

Borrowing Activity
Future Borrowings
Subsequent to the quarter ended September 30, 2021, we entered into certain agreements to provide for future financings. The terms of these agreements are summarized in the following table (dollars in thousands):

Issuer	Expected Funding Period	Amount	Stated Interest Rate(1)	Interest Rate Terms
Rabo AgriFinance, LLC	Q4 2021	$22,620	3.42%	Fixed throughout term(2)
Farmer Mac	Q4 2021	1,290	3.32%	Fixed throughout term
American AgCredit	TBD(3)	2,990	3.00%	Variable, as determined by lender
(1)Where applicable, stated rate is before interest patronage, as described in Note 4 “Borrowings—Farm Credit Notes Payable—Interest Patronage.”
(2)Pursuant to an interest rate swap agreement entered into with Rabo AgriFinance, LLC, the loan will bear interest at a fixed rate of 3.42% through November 2030.
(3)A portion of this loan is tied to an ongoing development project and will not be fully available to us until the project is complete. The completion of the development project and the receipt of these loan proceeds are both expected to occur by May 2023.
In connection with securing the above borrowings, Gladstone Securities, an affiliate of ours, earned total financing fees of approximately $43,000.
Equity Activity
The following table provides information on equity sales that have occurred subsequent to September 30, 2021 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock(2)	395,405	$24.95	$9,866	$8,995
Common Stock – ATM Program	2,166,024	23.07	49,970	49,470
(1)Net of Selling Commissions and Dealer-Manager Fees or underwriting discounts and commissions (in each case, as applicable).
(2)Excludes approximately 1,894 shares issued pursuant to the DRIP.
Distributions
On October 12, 2021, our Board of Directors authorized and we declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	October 22, 2021	October 29, 2021	$0.125
	November 19, 2021	November 30, 2021	0.125
	December 23, 2021	December 31, 2021	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	October 28, 2021	November 5, 2021	$0.125
	November 29, 2021	December 6, 2021	0.125
	December 29, 2021	January 5, 2022	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	October 22, 2021	October 29, 2021	$0.104167
	November 19, 2021	November 30, 2021	0.104167
	December 23, 2021	December 31, 2021	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Common Stock(1):	October 22, 2021	October 29, 2021	$0.0452
	November 19, 2021	November 30, 2021	0.0452
	December 23, 2021	December 31, 2021	0.0452
Total Common Stock Distributions:			$0.1356

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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 160 farms comprised of 108,301 acres located across 14 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
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
Portfolio Diversity
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 160 farms leased to 82 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. While our focus remains in farmland suitable for growing fresh produce annual row crops, we have also diversified our portfolio into farmland suitable for other crop types, including permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes) and, to a lesser extent, certain commodity crops (e.g., beans and corn).
The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations (by state) of our farms owned and with leases in place as of and for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	As of and For the nine months ended September 30, 2021					As of and For the nine months ended September 30, 2020
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	60	28,882	27.0%	$33,687	64.1%	46	17,954	19.4%	$22,153	52.9%
Florida	25	21,387	20.0%	10,165	19.4%	23	20,770	22.4%	10,006	23.9%
Colorado	12	32,773	30.7%	2,009	3.8%	12	32,773	35.4%	2,501	6.0%
Washington	3	1,384	1.3%	1,781	3.4%	1	746	0.8%	368	0.9%
Arizona	6	6,280	5.9%	1,459	2.8%	6	6,280	6.8%	4,272	10.2%
Nebraska	9	7,782	7.3%	1,191	2.3%	9	7,782	8.4%	1,159	2.7%
Michigan	23	1,892	1.8%	619	1.2%	15	962	1.0%	554	1.3%
Oregon	4	561	0.5%	512	1.0%	3	418	0.5%	395	0.9%
Maryland	6	987	0.9%	354	0.7%	4	759	0.8%	35	0.1%
Texas	1	3,667	3.4%	337	0.6%	1	3,667	4.0%	337	0.8%
South Carolina	3	597	0.6%	183	0.3%	—	—	—%	—	—%
North Carolina	2	310	0.3%	118	0.2%	2	310	0.3%	120	0.3%
Delaware	1	180	0.2%	61	0.1%	1	180	0.2%	7	—%
New Jersey	3	116	0.1%	42	0.1%	—	—	—%	—	—%
TOTALS	158	106,798	100.0%	$52,518	100.0%	123	92,601	100.0%	$41,907	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 121 of our farms are leased on a pure, triple-net basis, 36 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), and 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, and insurance costs). Additionally, 40 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of September 30, 2021 (dollars in thousands):

Year	Number of Expiring Leases(1)		Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Nine Months Ended September 30, 2021	% of Total Lease Revenues
2021	4	(2)	10,804	10.1%	$3,660	7.0%
2022	7	(2)	24,570	23.0%	1,695	3.2%
2023	12		6,442	6.0%	4,514	8.6%
2024	5		6,243	5.9%	1,669	3.2%
2025	10		14,552	13.6%	5,251	10.0%
Thereafter	54		44,187	41.4%	35,650	67.9%
Other(4)	4		—	—%	79	0.1%
Totals	96		106,798	100.0%	$52,518	100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Includes one lease that was extended subsequent to September 30, 2021 (see “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity” below for a summary of this and other recent leasing activity).

(3)Consists of ancillary leases (e.g., oil, gas, and mineral leases, telecommunications leases, etc.) with varying expirations on certain of our farms.
We currently have three agricultural leases scheduled to expire within the next six months (in California and Colorado). Two of these potential lease expirations are the result of tenant termination options that we currently do not expect the tenants to exercise. Regarding the remaining lease expiration, we are currently in negotiations with the existing tenant on the farm, as well as other potential tenants, and we anticipate being able to renew the lease at its current market rental rate without incurring any downtime on the farm. Overall, we currently anticipate the rental rates on these lease renewals to be relatively flat compared to that of the existing leases. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since July 1, 2021, through the date of this filing, we have acquired seven farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Maricopa Highway	Kern, CA	8/11/2021	277	1	Organic blueberries	14.9 years	3 (5 years)	$30,000	$63	$2,262
Wallace Road	Yamhill, OR	8/11/2021	143	1	Organic blueberries	10.1 years	3 (5 years)	12,320	39	768
West Orange	St. Lucie, FL	8/18/2021	617	2	Lemons and oranges	12.0 years	None	5,241	180	367
Lerdo Highway (Phase II)(3)(4)	Kern, CA	8/20/2021	479	1	Conventional & organic almonds and banked water	10.2 years	3 (10 years)	14,772	53	735
Lerdo Highway (Phase III)(3)(5)	Kern, CA	10/8/2021	1,284	1	Conventional & organic almonds, conventional & organic pistachios, and banked water	10.1 years	3 (10 years)	42,959	77	1,981
Raymond Road(3)	Madera, CA	10/21/2021	219	1	Almonds	10.4 years	1 (5 years)	3,300	50	183
			3,019	7				$108,592	$462	$6,296
(1)Includes approximately $20,000 of aggregate external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.
(2)Based on the minimum cash rental payments guaranteed under the respective leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)Lease provides for an annual participation rent component based on the gross crop revenues earned on the farm. The rent figure above represents only the minimum cash guaranteed under the lease.
(4)As part of the acquisition of this property, we acquired a contract to purchase 5,000 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, at a fixed price. We executed this contract on June 25, 2021, at an additional cost of approximately $306,000, which is included in the total purchase price for this property in the table above. Rent is not currently being earned on the value attributable to the water. See Note 3, “Real Estate and Intangible Assets—Investments in Water Assets,” within the accompanying notes to our condensed consolidated financial statements for additional information on this water.
(5)As part of the acquisition of this property, we acquired a contract to purchase 19,670 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, at a fixed price. We executed this contract on October 11, 2021, at an additional cost of approximately $1.2 million, which is included in the total purchase price for this property in the table above. Rent is not currently being earned on the value attributable to the water. See Note 3, “Real Estate and Intangible Assets—Investments in Water Assets,” within the accompanying notes to our condensed consolidated financial statements for additional information on this water.
Existing Properties
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since July 1, 2021, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES(1)			NEW LEASES(2)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(3)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)	Total Annualized Straight-line Rent(3)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)
CA, CO, FL, & MI	10	2,978	$3,026	2	7 / 3 / 0	$3,295	6.3	0	8 / 2 / 0
(1)Prior leases includes one lease that was terminated early in July 2021. In connection with this early termination, during the nine months ended September 30, 2021, we wrote off aggregate deferred rent and rent receivable balances of approximately $43,000 against lease revenue. Upon termination of this lease, we entered into a new lease with a new tenant, effective immediately, which is included in the above table.

(2)In connection with certain of these leases, we committed to provide capital for certain improvements on these farms. See Note 7, “Commitments and Contingencies—Operating Obligations,” within the accompanying notes to our condensed consolidated financial statements for additional information on these and other commitments.
(3)Based on the minimum cash rental payments guaranteed under the applicable leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents.
(4)“NNN” refers to leases under triple-net lease arrangements, “NN” refers to leases under partial-net lease arrangements, and “N” refers to leases under single-net lease arrangements, in each case, as described above under “Leases—General.”
Financing Activity
Debt Activity
From July 1, 2021, through the date of this filing, we entered into the following loan agreements with Farm Credit (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Expected Effective Interest Rate(1)	Interest Rate Terms
GreenStone Farm Credit Services, FLCA	8/17/2021	$7,980	8/1/2046	25.5 years	4.00%	2.74%	Fixed through 7/31/2031 (variable thereafter)
Golden State Farm Credit, FLCA	9/28/2021	15,960	7/1/2051	30.0 years	3.75%	2.75%	Fixed through 9/30/2031 (variable thereafter)
Golden State Farm Credit, FLCA	9/28/2021	6,840	7/1/2046	25.0 years	3.75%	2.75%	Fixed through 9/30/2031 (variable thereafter)
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
In connection with securing the above borrowings, Gladstone Securities, an affiliate of ours, earned total financing fees of $47,000.
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
The following table summarizes the sales of our Series C Preferred Stock that occurred since July 1, 2021, through the date of this filing (dollars in thousands, except per-share amounts and footnotes):

Number of Shares Sold(1)	Weighted-average Sales Price per Share	Gross Proceeds	Net Proceeds(2)
973,831	$24.89	$24,238	$22,155
(1)Excludes share redemptions and shares issued pursuant to the DRIP. From July 1, 2021, through the date of this filing, we issued approximately 4,536 shares of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of underwriting discounts and selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $2.1 million.
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
Common Stock—At-the-Market Program

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
The following table summarizes the activity under the ATM Program from July 1, 2021, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price per Share	Gross Proceeds	Net Proceeds(1)
3,731,949	$23.32	$87,023	$86,152
(1)Net of underwriter commissions.
COVID-19
While we have not been materially adversely impacted by the novel coronavirus (“COVID-19”) to date, the extent to which the ongoing COVID-19 pandemic may, in the future, impact our business, financial condition, liquidity, results of operations, funds from operations, or prospects will depend on numerous evolving factors that we are not able to predict at this time, including the duration and long-term scope of the pandemic, the spread and effect of COVID-19 variants; the adequate production, efficacy, and dissemination of vaccinations; governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic, including due constraints on global supply chains, and actions taken in response; increased unemployment and underemployment levels and labor shortages in some industries; the effect on our tenants and their farming operations; the ability of our tenants to make their rental payments; any disruptions of our tenants’ operations; and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders. Any of these events could materially adversely impact our business, financial condition, liquidity, results of operations, funds from operations, or prospects.
LIBOR Transition
The majority of our debt is at fixed rates, and we currently have very limited exposure to variable-rate debt based upon the London Interbank Offered Rate (“LIBOR”), which is currently anticipated to be partially phased out by the end of 2021 and completely phased out by June 2023. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. SOFR was formally adopted by the Alternative Reference Rates Committee in July 2021. The current intent is to adjust the SOFR to minimize the differences between the interest that a borrower would be paying using LIBOR versus what it will be paying SOFR. We are currently monitoring the transition and cannot yet assess whether SOFR will become the standard rate for all of our variable-rate debt. Our lines of credit with Metropolitan Life Insurance Company (“MetLife”) and five term loans with Rabo AgriFinance, LLC, (which are effectively fixed through our entry into interest swap agreements) are currently based upon one-month LIBOR. As such, we expect we will need to renegotiate these agreements in the future. Assuming that SOFR replaces LIBOR and is appropriately adjusted, we currently expect the transition to result in a minimal impact to our overall operations.
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator (both affiliates of ours), which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. The investment advisory agreement with our Adviser that was in effect through June 30, 2021 (the “Prior Advisory Agreement”), was amended and restated effective July 1, 2021 (as amended, the “Current Advisory Agreement,” and together with the Prior Advisory Agreement, the “Advisory Agreements”). The Current Advisory Agreement revised the calculation of the base management fee beginning with the three months ended September 30, 2021, while all other terms of the Prior Advisory Agreement remained the same. Each of the Advisory Agreements and the current administration agreement with our Administrator (the “Administration Agreement”) were approved unanimously by our board of directors, including, specifically, our independent directors.
A summary of certain compensation terms within the Advisory Agreements and a summary of the Administration Agreement is below.
Advisory Agreements
Pursuant to each of the Advisory Agreements, our Adviser is compensated in the form of a base management fee, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. The base management and incentive fees are described below. For information on the capital gains and termination fees, refer to Note 6, “Related-Party Transactions—Our Adviser and Administrator—Advisory Agreements,” within the accompanying notes to our condensed consolidated financial statements.
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
Pursuant to the Current Advisory Agreement, beginning with the three months ended September 30, 2021, a base management fee is paid quarterly and is calculated at an annual rate of 0.60% (0.15% per quarter) of the prior calendar quarter’s Gross Tangible Real Estate.
Incentive Fee
Pursuant to each of the Advisory Agreements, an incentive fee is calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeded a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Common Equity.
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
Smaller Reporting Company Status
As of December 31, 2018, and through September 30, 2021, we qualified as a “smaller reporting company” under Rule 12b-2 of the Exchange Act because we had annual revenues of less than $100 million for the previous year and a public float of less than $700 million. As a smaller reporting company, we have reduced disclosure requirements for our public filings, including the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2021.
RESULTS OF OPERATIONS

For the purposes of the following discussions on certain operating revenues and expenses:
•With regard to the comparison between the three months ended September 30, 2021 versus 2020:
◦Same-property basis represents farms owned as of June 30, 2020, and were not vacant at any point during either period presented; and
◦Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to June 30, 2020. From July 1, 2020, through September 30, 2021, we acquired 43 new farms and did not have any farm dispositions.
•With regard to the comparison between the nine months ended September 30, 2021 versus 2020:
◦Same-property basis represents farms owned as of December 31, 2019, and were not vacant at any point during either period presented; and
◦Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2019. From January 1, 2020, through September 30, 2021, we acquired 47 new farms and did not have any farm dispositions.
We did not have any vacant or self-operated farms during either of the three and nine months ended September 30, 2021 or 2020.
A comparison of results of components comprising our operating income for the three and nine months ended September 30, 2021 and 2020 is below (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$17,791	$12,838	$4,953	38.6%
Variable lease payments – participation rents	1,800	1,132	668	59.0%
Variable lease payments – tenant reimbursements	—	19	(19)	(100.0)%
Total operating revenues	19,591	13,989	5,602	40.0%
Operating expenses:
Depreciation and amortization	6,944	3,909	3,035	77.6%
Property operating expenses	696	287	409	142.5%
Base management and incentive fees	2,693	1,899	794	41.8%
Administration fee	412	344	68	19.8%
General and administrative expenses	462	419	43	10.3%
Total operating expenses	11,207	6,858	4,349	63.4%
Operating income	$8,384	$7,131	$1,253	17.6%

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$50,607	$37,450	$13,157	35.1%
Variable lease payments – participation rents	1,845	1,206	639	53.0%
Variable lease payments – tenant reimbursements	66	441	(375)	(85.0)%
Lease termination income, net	—	2,810	(2,810)	NM
Total operating revenues	52,518	41,907	10,611	25.3%
Operating expenses:
Depreciation and amortization	19,280	12,010	7,270	60.5%
Property operating expenses	2,031	1,525	506	33.2%
Base management and incentive fees	6,601	5,314	1,287	24.2%
Administration fee	1,115	1,084	31	2.9%
General and administrative expenses	1,582	1,462	120	8.2%
Total operating expenses	30,609	21,395	9,214	43.1%
Operating income	$21,909	$20,512	$1,397	6.8%
NM = Not Meaningful
Operating Revenues
Lease Revenues
The following table provides a summary of our lease revenues during the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Same-property basis:
Fixed lease payments	$12,598	$12,661	$(63)	(0.5)%	$36,655	$36,642	$13	—%
Participation rents	1,800	1,132	668	59.0%	1,845	1,206	639	53.0%
Lease termination income, net	—	—	—	—%	—	2,810	(2,810)	(100.0)%
Total – Same-property basis	14,398	13,793	605	4.4%	38,500	40,658	(2,158)	(5.3)%
Properties acquired or disposed of	5,193	177	5,016	2,833.9%	13,952	808	13,144	1,626.7%
Tenant reimbursements(1)	—	19	(19)	(100.0)%	66	441	(375)	(85.0)%
Total Lease revenues	$19,591	$13,989	$5,602	40.0%	$52,518	$41,907	$10,611	25.3%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Corresponding amounts were also recorded as property operating expenses during the respective periods.
Same-property Basis – 2021 compared to 2020
Lease revenues from fixed lease payments decreased by approximately $63,000 during the three months ended September 30, 2021, primarily due to certain lease renewals and amendments executed, in which we decreased the fixed base rent component in exchange for adding a participation rent component to the lease structure. Lease revenues from fixed lease payments increased slightly during the nine months ended September 30, 2021, primarily due to additional rents earned on capital improvements completed on certain of our farms, largely offset by certain lease renewals and amendments executed, in which we decreased the fixed base rent component in exchange for adding a participation rent component to the lease structure. Participation rents related to these leases, if any, are expected to be recorded during the three months ending December 31, 2021.
Lease revenues from participation rents increased for each of the three and nine months ended September 30, 2021, primarily due to more farms having scheduled participation rent payments due during 2021 compared to 2020.

During the nine months ended September 30, 2020, we received an early lease termination payment of approximately $3.0 million from an outgoing tenant on a property, which we recognized as additional lease revenue upon receipt, less a net balance of approximately $165,000 of aggregate prepaid rent and deferred rent assets balances that were written off against this amount.
Other – 2021 compared to 2020
Lease revenue from properties acquired or disposed of increased for each of the three and nine months ended September 30, 2021, primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2019.
Tenant reimbursements decreased for each of the three and nine months ended September 30, 2021, primarily due to additional payments made during the prior-year periods by certain tenants on our behalf (pursuant to the lease agreements) to an unconsolidated entity of ours that conveys water to the respective properties.
Operating Expenses
Depreciation and Amortization
The following table provides a summary of the depreciation and amortization expense recorded during the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Same-property basis	$3,740	$3,832	$(92)	(2.4)%	$11,296	$11,879	$(583)	(4.9)%
Properties acquired or disposed of	3,204	77	3,127	4,061.0%	7,984	131	7,853	5,994.7%
Total depreciation and amortization	$6,944	$3,909	$3,035	77.6%	$19,280	$12,010	$7,270	60.5%
Depreciation and amortization expense on a same-property basis decreased for each of the three and nine months ended September 30, 2021, as compared to the respective prior-year periods, primarily due to the expiration of certain lease intangible amortization periods subsequent to December 31, 2019, partially offset by an increase in depreciation associated with additional capital expenditure on certain of our farms. Depreciation and amortization expense on properties acquired or disposed of increased for each of the three and nine months ended September 30, 2021, as compared to the same respective prior-year periods, primarily due to the additional depreciation and amortization expense incurred on the new farms acquired subsequent to December 31, 2019.
Property-operating Expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property-operating expenses recorded during the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Same-property basis	$632	$244	$388	159.0%	$1,776	$1,043	$733	70.3%
Properties acquired or disposed of	64	24	40	166.7%	189	41	148	361.0%
Tenant-reimbursed property operating expenses(1)	—	19	(19)	(100.0)%	66	441	(375)	(85.0)%
Total Property operating expenses	$696	$287	$409	142.5%	$2,031	$1,525	$506	33.2%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Corresponding amounts were also recorded as lease revenues during the respective periods.
Same-property Basis – 2021 compared to 2020
Property-operating expenses increased for each of the three and nine months ended September 30, 2021, primarily due to an increase in our obligation to reimburse one of our tenants for water usage over a specific cost threshold in accordance with the lease. We currently anticipate incurring similar costs for water usage on this particular farm throughout the remainder of 2021 but do not currently expect such elevated costs to continue beyond 2021.
Other – 2021 compared to 2020

Property operating expenses on properties acquired or disposed of increased for each of the three and nine months ended September 30, 2021, primarily due to additional miscellaneous property-operating expenses incurred on certain of the new farms we acquired subsequent to December 31, 2019.
Tenant reimbursement expense decreased for each of the three and nine months ended September 30, 2021, primarily due to a decrease in miscellaneous property-operating costs incurred by us in connection with our ownership interest in an unconsolidated entity. Our tenants are contractually obligated to reimburse us for these costs under the terms of the respective leases.
Related-Party Fees
The following tables provide the calculations of the base management and incentive fees due to our Adviser pursuant to the Prior Advisory Agreement (which was in effect from January 1, 2020 through June 30, 2021) and the Current Advisory Agreement (which has been in effect since July 1, 2021) for each of the three and nine months ended September 30, 2021 and 2020 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

	Quarters Ended			Year to Date
	March 31	June 30	September 30
FY 2021 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,095,439	$1,101,071	$1,165,366
Quarterly rate	0.125%	0.125%	0.150%
Base management fee(3)	$1,370	$1,376	$1,748	$4,494

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$228,161	$248,501	$304,164

First hurdle quarterly rate	1.750%	1.750%	1.750%
First hurdle threshold	$3,993	$4,349	$5,323

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$4,991	$5,436	$6,654

Pre-Incentive Fee FFO(1)	$5,810	$3,867	$6,268

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$998	$—	$945
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	164	—	—
Total Incentive fee(3)	$1,162	$—	$945	$2,107

Total fees due to Adviser, net	$2,532	$1,376	$2,693	$6,601

FY 2020 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$827,256	$837,603	$862,329
Quarterly rate	0.125%	0.125%	0.125%
Base management fee(3)	$1,034	$1,047	$1,078	$3,159

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$173,358	$176,768	$172,490

First hurdle quarterly rate	1.750%	1.750%	1.750%
First hurdle threshold	$3,034	$3,093	$3,019

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$3,792	$3,867	$3,773

Pre-Incentive Fee FFO(1)	$6,670	$2,334	$4,106

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$758	$—	$754
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	576	—	67
Total Incentive fee(3)	$1,334	$—	$821	$2,155

Total fees due to Adviser, net	$2,368	$1,047	$1,899	$5,314
(1)As defined in the Advisory Agreements.
(2)As of the end of the respective prior quarters.
(3)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
The base management fee increased during each of the three and nine months ended September 30, 2021, as compared to each of the respective prior-year periods, primarily due to additional assets acquired since December 31, 2019 and an increase in the annual rate applied to the prior calendar quarter’s Gross Tangible Real Estate Assets (from 0.50% pursuant to the Prior Advisory Agreement to 0.60% pursuant to the Current Advisory Agreement), effective July 1, 2021.

Our Adviser earned incentive fees during each of the three and nine months ended September 30, 2021 and 2020 due to our Pre-Incentive Fee FFO (as defined in the Advisory Agreements) exceeding the required hurdle rate of the applicable equity base during each of the first and third quarters of fiscal years 2021 and 2020.
The administration fee paid to our Administrator increased for each of the three and nine months ended September 30, 2021, as compared to the respective prior-year periods, primarily due to hiring additional personnel and us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased for each of the three and nine months ended September 30, 2021, as compared to the respective prior-year periods, primarily due to increased stockholder-related expenses related to the annual stockholders’ meeting and higher professional fees related to additional appraisal costs.
A comparison of results of other components contributing to net loss attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020 is below (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Operating income	$8,384	$7,131	$1,253	17.6%
Other income (expense):
Other income	20	323	(303)	(93.8)%
Interest expense	(6,126)	(5,202)	(924)	17.8%
Aggregate dividends declared on Series A and Series D Term Preferred Stock	(755)	(458)	(297)	64.8%
Loss on dispositions of real estate assets, net	(1)	(195)	194	(99.5)%
Property and casualty recovery, net	—	1	(1)	—%
Loss from investments in unconsolidated entities	(19)	(19)	—	—%
Total other expense, net	(6,881)	(5,550)	(1,331)	24.0%
Net income	1,503	1,581	(78)	(4.9)%
Net income attributable to non-controlling interests	(8)	(13)	5	(38.5)%
Net income attributable to the Company	1,495	1,568	(73)	(4.7)%
Aggregate dividends declared on Series B and Series C Preferred Stock	(3,134)	(2,405)	(729)	30.3%
Net loss attributable to common stockholders	$(1,639)	$(837)	$(802)	95.8%

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Operating income	$21,909	$20,512	$1,397	6.8%
Other income (expense):
Other income	2,274	1,668	606	36.3%
Interest expense	(18,460)	(15,155)	(3,305)	21.8%
Aggregate dividends declared on Series A and Series D Term Preferred Stock	(2,314)	(1,375)	(939)	68.3%
Loss on dispositions of real estate assets, net	(1,841)	(861)	(980)	113.8%
Property and casualty recovery, net	—	68	(68)	(100.0)%
(Loss) income from investments in unconsolidated entities	(42)	7	(49)	NM
Total other expense, net	(20,383)	(15,648)	(4,735)	30.3%
Net income	1,526	4,864	(3,338)	(68.6)%
Net income attributable to non-controlling interests	(8)	(52)	44	(84.6)%
Net income attributable to the Company	1,518	4,812	(3,294)	(68.5)%
Aggregate dividends declared on Series B and Series C Preferred Stock	(8,837)	(6,793)	(2,044)	30.1%
Net loss attributable to common stockholders	$(7,319)	$(1,981)	$(5,338)	269.5%
NM = Not Meaningful
Other Income (Expense)
Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments, decreased for the three months ended September 30, 2021, as compared to the prior-year period, and increased for the nine months ended September 30, 2021, as compared to the prior-year period, primarily driven by additional interest patronage received from Farm Credit during each of the respective periods (primarily due to increased borrowings from Farm Credit).
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
Interest expense increased for each of the three and nine months ended September 30, 2021, as compared to the respective prior-year periods, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock and Series D Term Preferred Stock) outstanding for the three and nine months ended September 30, 2021, was approximately $627.6 million and $629.2 million, respectively, as compared to approximately $496.9 million and $487.2 million for the respective prior-year periods. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the overall effective interest rate charged on our aggregate borrowings for the three and nine months ended September 30, 2021, was 3.74% and 3.72%, respectively, as compared to 4.03% and 3.99% for the respective prior-year periods.
During the three and nine months ended September 30, 2021, we paid aggregate distributions on our Series A Term Preferred Stock and Series D Term Preferred Stock of approximately $755,000 and $2.3 million, respectively. The Series D Term Preferred Stock was issued in January 2021, and the Series A Term Preferred Stock was voluntarily redeemed in full in February 2021. During the three and nine months ended September 30, 2020, we paid distributions on our Series A Term Preferred Stock of approximately $458,000 and $1.4 million, respectively.
During each of the three and nine months ended September 30, 2021 and 2020, we recorded net losses on dispositions of real estate assets primarily due to the disposal of certain irrigation improvements on certain of our farms, partially offset during the nine months ended September 30, 2021, by net gains recognized on the sale of irrigation pivots on two of our farms that were replaced.
The net property and casualty recovery recorded during the three and nine months ended September 30, 2020, related to insurance recoveries received for certain irrigation improvements that were damaged due to natural disasters.

During the three and nine months ended September 30, 2021, we recognized a loss from investments in an unconsolidated entity of approximately $19,000 and $42,000, respectively, as compared to a loss of approximately $19,000 and income of $7,000 for the respective prior-year periods.
During the three and nine months ended September 30, 2021, the aggregate dividends paid on our Series B Preferred Stock and Series C Preferred Stock increased over that of the respective prior-year periods due to additional shares issued and outstanding during the current-year periods. In addition, during the three and nine months ended September 30, 2021, we also recognized a loss of approximately $23,000 related to the early optional redemption of 9,920 shares of our Series C Preferred Stock.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under our facility with MetLife), and issuances of additional equity securities. Our current available liquidity is approximately $135.7 million, consisting of approximately $85.7 million in cash on hand and, based on the current level of collateral pledged, approximately $50.0 million of availability under our facility with MetLife (subject to compliance with covenants) and other undrawn notes or bonds. In addition, we currently have six properties valued at approximately $105.5 million that are unencumbered and eligible to be pledged as collateral.
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
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net change in cash from:
Operating activities	$20,356	$11,593	$8,763	75.6%
Investing activities	(149,501)	(75,620)	(73,881)	97.7%
Financing activities	186,418	56,794	129,624	228.2%
Net change in Cash and cash equivalents	$57,273	$(7,233)	$64,506	(891.8)%

Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased for the nine months ended September 30, 2021, as compared to the prior-year period, primarily due to additional rental payments received from recent acquisitions and interest patronage received from Farm Credit, partially offset by increases in the amount of interest payments made.
Investing Activities
The increase in cash used in investing activities during the nine months ended September 30, 2021, as compared to the prior-year period, was primarily due to an increase in cash paid for acquisitions of new farms, partially offset by a decrease in the amount of cash paid for capital improvements on existing farms during the nine months ended September 30, 2021.
Financing Activities
The increase in cash provided by financing activities during the nine months ended September 30, 2021, as compared to the prior-year period, was primarily due to an increase in aggregate net cash proceeds from equity issuances (including our common stock and the Series C Preferred Stock) of approximately $105.4 million and the issuance of our Series D Term Preferred Stock (which after voluntarily redeeming our Series A Term Preferred Stock in full, resulted in net cash proceeds of approximately $31.6 million), partially offset by an increase in total distributions.
Debt Capital
MetLife Facility
As amended, our facility with MetLife currently consists of a $75.0 million long-term note payable (the “MetLife Term Note”) and $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit,” and together with the MetLife Term Note, the “MetLife Facility”). We currently have $36.9 million outstanding on the MetLife Term Note and $100,000 outstanding under the MetLife Lines of Credit. While $113.0 million of the full commitment amount under the MetLife Facility remains undrawn, based on the current level of collateral pledged, we currently have approximately $24.2 million of availability under the MetLife Facility. The draw period for the MetLife Term Note expires on December 31, 2022, after which time MetLife has the option to be relieved of its obligation to disburse any additional undrawn funds under the MetLife Term Note. We are currently in discussions with MetLife to further expand the size of the MetLife Facility and extend the draw period under the MetLife Term Note; however, there is no guarantee that we will be able to reach terms favorable to us, if at all.
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
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2021 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock(2)(3)	1,912,851	$24.86	$47,553	$43,517
Common Stock – ATM Program	7,990,994	21.70	173,428	171,693
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).
(2)Excludes share redemptions during the applicable time period.
(3)Excludes approximately 6,537 shares issued pursuant to the DRIP.
Our Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our condensed consolidated financial statements) permits us to issue up to an aggregate of $1.0 billion in securities (including up to $650.0 million reserved for issuance of shares of the Series C Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $74.7 million of Series C Preferred Stock, approximately $60.4 million of Series D Term Preferred Stock, and approximately $241.2 million of common stock (excluding common stock issued to redeem OP Units) under the Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and nine months ended September 30, 2021 and 2020 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$1,503	$1,581	$1,526	$4,864
Less: Aggregate dividends declared on Series B Preferred Stock and Series C Preferred Stock(1)	(3,134)	(2,405)	(8,837)	(6,793)
Net loss attributable to common stockholders and non-controlling OP Unitholders	(1,631)	(824)	(7,311)	(1,929)
Plus: Real estate and intangible depreciation and amortization	6,944	3,909	19,280	12,010
Plus: Losses on dispositions of real estate assets, net	1	195	1,841	861
Adjustments for unconsolidated entities(2)	9	5	28	13
FFO available to common stockholders and non-controlling OP Unitholders	5,323	3,285	13,838	10,955
Plus: Acquisition- and disposition-related expenses	44	43	185	110
Plus (less): Other nonrecurring charges (receipts), net(3)	—	—	56	(37)
CFFO available to common stockholders and non-controlling OP Unitholders	5,367	3,328	14,079	11,028
Net rent adjustment	(481)	(437)	(1,487)	(852)
Plus: Amortization of debt issuance costs	264	194	905	559
Less: Other non-cash charges (receipts)(4)	101	63	164	38
AFFO available to common stockholders and non-controlling OP Unitholders	5,251	3,148	13,661	10,773

Weighted-average common stock outstanding—basic and diluted	31,362,423	21,991,291	29,215,628	21,558,859
Weighted-average common non-controlling OP Units outstanding	204,778	16,452	153,021	175,981
Weighted-average total common shares outstanding	31,567,201	22,007,743	29,368,649	21,734,840

Diluted FFO per weighted-average total common share	$0.17	$0.15	$0.47	$0.50
Diluted CFFO per weighted-average total common share	$0.17	$0.15	$0.48	$0.51
Diluted AFFO per weighted-average total common share	$0.17	$0.14	$0.47	$0.50
(1)Includes (i) cash dividends paid on our Series B Preferred Stock and Series C Preferred Stock, (ii) the value of additional shares of Series C Preferred Stock issued pursuant to the DRIP, and (iii) the pro-rata write-off of offering costs related to shares of Series B Preferred Stock and Series C Preferred Stock that were redeemed during the respective periods.
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
(4)Consists of (i) the amount of dividends on the Series C Preferred Stock paid via issuing new shares (pursuant to the DRIP), (ii) the pro-rata write-off of offering costs related to shares of the Series B Preferred Stock and Series C Preferred Stock that were redeemed, which were noncash charges, and (iii) our remaining pro-rata share of income (loss) recorded from investments in unconsolidated entities during the period.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of September 30, 2021, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	35	14,197	12,620	$333,040	$339,295	25.8%
Internal Valuation	3	6,189	4,730	21,443	36,000	2.7%
Third-party Appraisal(2)	120	86,412	70,850	824,138	939,375	71.5%
Total	158	106,798	88,200	$1,178,621	$1,314,670	100.0%
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.
(2)Appraisals performed between December 2020 and September 2021.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of September 30, 2021, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$678 – $128,781	$34,627	$5,504 – $5,504	$5,504
Market NOI (per farmable acre)	$190 – $3,546	$1,433	$214 – $214	$214
Market Capitalization Rate	3.00% – 10.06%	5.06%	4.00% – 4.00%	4.00%
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of September 30, 2021, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended September 30, 2021, from the prior value basis as of June 30, 2021, is provided in the table below (dollars in thousands):

Total portfolio fair value as of June 30, 2021		$1,250,371
Plus: Acquisition of five new farms during the three months ended September 30, 2021		62,333	(1)
Plus net value appreciation during the three months ended September 30, 2021:
Three farms valued internally	$(1,650)
46 farms valued via third-party appraisals	3,616
Total net appreciation for the three months ended September 30, 2021		1,966
Total portfolio fair value as of September 30, 2021		$1,314,670
(1)Includes approximately $306,000 paid to exercise a water purchase option that was acquired in connection with one of the farms that was acquired during the three months ended September 30, 2021.
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of September 30, 2021, was approximately $644.7 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $649.5 million. The fair values of our Series B Preferred Stock and Series D Term Preferred Stock were determined using the closing stock prices as of September 30, 2021, of $25.80 per share and $26.03 per share, respectively. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series C Preferred Stock to be $25.00 per share as of September 30, 2021 (see Exhibit 99.1 to this Form 10-Q).
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
As of September 30, 2021, we estimate the NAV per common share to be $13.80. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$525,447
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(1,178,621)
Plus: estimated fair value of real estate holdings(2)	1,314,670
Net fair value adjustment for real estate holdings		136,049
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	709,831
Less: fair value of aggregate long-term indebtedness(3)(4)	(707,601)
Net fair value adjustment for long-term indebtedness		2,230
Estimated NAV		663,726
Less: aggregate fair value of Series B Preferred Stock and Series C Preferred Stock(5)		(218,681)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$445,045
Total common shares and non-controlling OP Units outstanding(6)		32,248,767
Estimated NAV per common share and OP Unit		$13.80
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.
(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series D Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series D Term Preferred Stock was valued based on its closing stock price as of September 30, 2021.
(5)The Series B Preferred Stock was valued based on its closing stock price as of September 30, 2021, while the Series C Preferred Stock was valued at its liquidation value, as discussed above.
(6)Includes 32,043,989 shares of common stock and 204,778 OP Units held by non-controlling OP Unitholders.
A quarterly roll-forward in the estimated NAV per common share for the three months ended September 30, 2021, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of June 30, 2021		$13.16
Less net loss attributable to common stockholders and non-controlling OP Unitholders		(0.05)
Adjustments for net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.25
Net change in unrealized fair value of long-term indebtedness	0.08
Net change in valuations		0.33
Less distributions on common stock and non-controlling OP Units		(0.14)
Plus net accretive effect of equity issuances		0.50
Estimated NAV per common share and non-controlling OP Unit as of September 30, 2021		$13.80
(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) an increase of $0.06 per share due to the net appreciation in value of the farms that were valued during the three months ended September 30, 2021, (ii) an increase of $0.22 per share due to the aggregate depreciation and amortization expense recorded during the three months ended September 30, 2021, and (iii) a decrease of $0.03 per share due to net asset dispositions or capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $13.80 as of September 30, 2021, based on the calculation above, the closing price of our common stock on September 30, 2021, was $22.77 per share.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series C Cumulative Redeemable Preferred Stock as of September 30, 2021 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: November 9, 2021	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: November 9, 2021	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors