Form 10-K
period 2021-12-31
GLADSTONE LAND Corp
filed 2022-02-22
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price on that date of $24.06 per share on the Nasdaq Global Market, was approximately $671.6 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been deemed to be affiliates.
The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 18, 2022, was 34,210,013.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2022, relating to the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE LAND CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2021

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this Annual Report on Form 10-K (the “Form 10-K”) and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans, and strategies, anticipated events, or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our business, financial condition, results of operations (including funds from operations, core funds from operations, and adjusted funds from operations (each a non-GAAP financial measure and each as defined herein)), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future, the impact of public health issues, such as the ongoing global pandemic of novel strains of the coronavirus (“COVID-19”), social or political unrest and safety concerns, and other matters. Words such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors, some of which are beyond our control, that are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted by such forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:
•our business strategy;
•effects of the COVID-19 pandemic on our business, results of operations, liquidity, and financial condition;
•our ability to implement our business plan, including our ability to continue to expand both geographically and by crop type;
•pending and future transactions;
•our projected operating results;
•our ability to obtain future financing arrangements on favorable terms, including changes in interest rates;
•estimates relating to our future distributions;
•estimates regarding potential rental rate increases and occupancy rates;
•our understanding of our competition and our ability to compete effectively;
•market and industry trends;
•estimates of future operating expenses, including payments to our Adviser and Administrator (each as defined herein) under the terms of our Current Advisory Agreement and our Administration Agreement (each as defined herein), respectively;
•our compliance with tax laws, including our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes;
•the impact of technology on our operations and business, including the risk of cyberattacks, cyberliability, or potential liability for breaches of our privacy or information security systems;
•projected cash requirements, including capital expenditures;
•our ability to redeem the Series B Preferred Stock and the Series D Term Preferred Stock (each as defined herein); and
•use of proceeds and availability of our lines of credit, long-term borrowings, current and future stock offerings, and other future capital resources, if any.
Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changes to our assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:
•developments related to the COVID-19 pandemic, including new therapeutics, government regulations related to the pandemic, mitigating the economic effects of the pandemic, and the potential emergence and promulgation of new strains of COVID-19 which evade efficacy of existing treatments;
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
•defaults upon early termination or non-renewal of leases by tenants;
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
•environmental liabilities for certain of our properties and uncertainties and risks related to natural disasters or climate change impacting the regions in which our tenants operate; and
•the loss of any of our key officers, such as Mr. David Gladstone, our chairman, president, and chief executive officer; Mr. Terry Lee Brubaker, our vice chairman and chief operating officer; Messrs. Bill Reiman and Bill Frisbie, our Executive Vice Presidents; or Mr. Lewis Parrish, our chief financial officer and assistant treasurer.
Summary Risk Factors
Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors” beginning on page 15 of this Annual Report together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the United States Securities and Exchange Commission (“SEC”) for a more detailed discussion of the principal risks (as well as certain other risks) that you should carefully consider before deciding to invest in our securities.
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
•Out business may be adversely affected by the ongoing COVID-19 pandemic or other public health emergencies.
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
•We are dependent upon our key management personnel for our future success, particularly David Gladstone, Terry Lee Brubaker, Bill Reiman, Bill Frisbie, and Lewis Parrish.
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
Overview
We are an externally-managed, agricultural REIT that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 164 farms comprised of 112,542 acres across 15 states in the U.S., as well as several farm-related facilities.
Our farmland is predominantly concentrated in locations where farmers are able to grow either fresh produce annual row crops (e.g., certain berries and vegetables), which are typically planted and harvested annually, or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes). To a much lesser extent, we also own farms that grow certain commodity crops (e.g., corn and beans). In addition, we own several farm-related facilities that are necessary to the farming operations on the underlying farmland, such as cooling facilities, packinghouses, processing facilities, and various storage facilities. While our focus will continue to be on farmland growing either fresh produce annual row crops or certain permanent crops, in the future, we expect to acquire more farmland that grows commodity crops on a selective basis, as well as more farm-related facilities.
We conduct substantially all of our business activities through an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure, by which all of our properties are held, directly or indirectly, by Gladstone Land Limited Partnership (the “Operating Partnership”). We control the sole general partner of the Operating Partnership and currently own, directly or indirectly, 99.4% of the common units of limited partnership interest in the Operating Partnership (“OP Units”). We have in the past, and may in the future, offer equity ownership in our Operating Partnership by issuing additional OP Units to farmland owners in consideration for acquiring their farms. See “Our Investment Process—Types of Investments” below for additional information regarding OP Units.
We are managed by our external adviser, Gladstone Management Corporation (the “Adviser”), and Gladstone Administration, LLC (the “Administrator”), provides administrative services to us. Both our Adviser and our Administrator are affiliates of ours and each other.
Upon the pricing of our initial public offering (the “IPO”), on January 29, 2013, our shares of common stock began trading on the Nasdaq Global Market (“Nasdaq”) under the symbol “LAND.” Our shares of 6.00% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) are traded on Nasdaq under the symbol “LANDO,” and our shares of 5.00% Series D Cumulative Term Preferred Stock (the “Series D Term Preferred Stock”) trades on Nasdaq under the symbol “LANDM.” In addition, we have registered our 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”). The Series C Preferred Stock is not listed on a national securities exchange, and there is currently no public market for shares of the Series C Preferred Stock.
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
•Continue Expanding our Operations Geographically.  Our properties are currently located in 15 states across the U.S., and we expect that we will acquire properties in other farming regions of the U.S. in the future. While our primary regions of focus are the Pacific West and the Southeastern regions of the U.S., we believe other regions of the U.S., such as the Pacific Northwest and Mid-Atlantic regions, offer attractive locations for expansion, and, to a lesser extent, we also expect to seek farmland acquisitions in certain regions of the Midwest on a select, opportunistic basis, as well as other areas in the U.S.
•Continue Expanding our Crop Varieties. Currently, the majority of tenants who farm our properties grow either annual row crops dedicated to fresh produce, such as berries (e.g., strawberries and raspberries) and fresh vegetables (e.g., tomatoes, lettuce, and bell peppers), or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes). To a lesser extent, we also own farms growing certain commodity crops (e.g., corn and beans). We will seek to continue our recent expansion into other permanent crops and, to a lesser extent, commodity crops, while maintaining our focus on annual row-crop farms growing fresh produce and farms growing certain permanent crops.
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
Our Investment Process
Types of Investments
We expect that substantially all of our investments will continue to be comprised of income-producing agricultural real property, and we expect that the majority of our leases will continue to be structured as triple-net leases. We may also acquire properties used by businesses that support farming communities. Investments will not be restricted as to geographical areas, but we expect that most of our investments in farmland real estate will continue to be made within the U.S. Currently, our properties are located across 15 states in the U.S.
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
•Diversification. Our Adviser will seek to diversify our portfolio to avoid dependence on any one particular tenant, geographic location, facility type or crop type. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single underperforming investment or a downturn in any particular geographic region. Many of the areas in which we purchase or finance properties are likely to have their own microclimates and, although they appear to be in close proximity to one another, generally will not be similarly affected by weather or other natural occurrences at the same time. We currently own properties in 15 different states across the U.S., and over time, we expect to expand our geographic focus to other areas of the Southeast, Pacific Northwest, Midwest, and Mid-Atlantic. We will also attempt to continue diversifying our portfolio of properties by seeking additional farmland that grows a variety of different crop types, while maintaining our current focus of owning and leasing farmland that grows fresh produce annual row crops and certain permanent crops. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Portfolio Diversification,” for a summary of our portfolio diversification and concentrations.
While our Adviser seeks tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy will vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied. We monitor our tenants’ credit quality on an ongoing basis by, among other things, periodically conducting site visits to the properties to ensure farming operations are taking place and to assess the general maintenance of the properties. To date, no significant changes to credit quality of our tenants have been identified, and our tenants generally continue to pay pursuant to the terms of their respective leases.
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
We may refinance properties during the term of a loan when, in the opinion of our Adviser, a decline in interest rates makes it advisable to prepay an existing mortgage loan, when an existing mortgage loan matures, or if an attractive investment becomes available and the proceeds from the refinancing can be used to make such investment. The benefits of the refinancing may include an increase in cash flow resulting from reduced debt service requirements, an increase in distributions to stockholders from proceeds of the refinancing, if any, or an increase in property ownership if some refinancing proceeds are reinvested in real estate.
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
Our Adviser and Administrator
We are externally managed by our Adviser. The officers, directors, and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We have entered into an investment advisory agreement with our Adviser, which was most recently amended and restated effective July 1, 2021 (the “Current Advisory Agreement”), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis, and for identifying, evaluating, negotiating, and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time.
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
Our Adviser has an investment committee that evaluates and approves each of our investments. This investment committee is currently comprised of Messrs. Gladstone and Brubaker, Mr. John Sateri, and Ms. Laura Gladstone, who is a managing director with Gladstone Capital. We believe that the review process of our Adviser’s investment committee gives us a unique competitive advantage over other agricultural real estate companies because of the substantial experience that the members possess and their unique perspective in evaluating the blend of corporate credit, real estate, and lease terms that collectively combine to provide an acceptable risk for our investments.

Our Adviser’s board of directors has empowered the investment committee to authorize and approve our investments, subject to the terms of the Current Advisory Agreement. Before we acquire any property, the proposed transaction is be reviewed by the investment committee to ensure that, in its view, the transaction satisfies our investment criteria and is within our investment policies. Approval by the investment committee will generally be the final step in the property acquisition approval process, although the separate approval of our Board of Directors is required in certain circumstances, which are described below.
Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington D.C., and our Adviser also has offices in several other states. Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Overview—Our Adviser and Administrator,” for a detailed discussion on the fee structure of each of the Adviser and Administrator.
Adviser Duties and Authority under the Current Advisory Agreement
Under the terms of the Current Advisory Agreement, our Adviser is required to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors. In performing its duties, our Adviser, either directly or indirectly by engaging an affiliate:
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
The actual terms and conditions of transactions involving investments in properties shall be determined in the sole discretion of our Adviser, subject at all times to compliance with the foregoing requirements. Some types of transactions, however, will require the prior approval of our Board of Directors, including a majority of our independent directors, including, but not limited to, the following:
•any acquisition which at the time of investment would have a cost exceeding 50% of our total assets; and
•transactions that involve conflicts of interest with our Adviser (other than reimbursement of expenses in accordance with the Current Advisory Agreement).
Our Adviser and Administrator also engage in other business ventures and, as a result, certain (but not all) of their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser and administrator, respectively, to Gladstone Capital Corporation (“Gladstone Capital”) and Gladstone Investment Corporation (“Gladstone Investment”), both publicly-traded business development companies affiliated with us, Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded REIT affiliated with us, and Gladstone Acquisition Corporation (“Gladstone Acquisition”), a special purpose acquisition company affiliated with us. However, under the Current Advisory Agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The Current Advisory Agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the Current Advisory Agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us.
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
Human Capital Management
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Current Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or executive officer, or both, of each our Adviser and our Administrator. We expect that approximately 15 to 20 full-time employees of our Adviser and our Administrator will spend substantial time on our matters during the 2022 calendar year. Our CFO, accounting team, and the employees of our Adviser who manage our assets and investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase and the number of our Adviser’s employees working out of local offices, if any, where we buy land will also increase.
As of December 31, 2021, our Adviser and our Administrator, collectively, had 69 full-time employees. A breakdown thereof is summarized by functional area in the table below:

Number of Individuals	Functional Area
13	Executive Management
36	Investment Management, Portfolio Management, and Due Diligence
20	Administration, Accounting, Compliance, Human Resources, Legal, and Treasury
The Adviser and the Administrator aim to attract and retain capable advisory and administrative personnel, respectively, by offering competitive base salaries, benefits, and bonus structure and by providing employees with appropriate opportunities for professional development and growth.
Competition
We face competition for farmland acreage from many different entities, including, but not limited to, developers, municipalities, individual farmers, agriculture corporations, institutional investors, and others. Investment firms that we might compete directly against could include agricultural investment firms, such as Hancock Agricultural Investment Group, Prudential Agricultural Investments, and UBS Agrivest, LLC. These firms engage in the acquisition, asset management, valuation, and disposition of farmland properties. Further competition may also come from other agricultural REITs, both publicly-traded (e.g., Farmland Partners, Inc.) and privately-held (e.g., Iroquois Valley Farmland REIT, PBC), and other agricultural-focused privately-held funds, such as AgIS Capital, LLC, and Homestead Capital.
Government Regulations
We own, manage, acquire, and develop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the jurisdictions where our properties are located, which may differ among jurisdictions. In response to the COVID-19 pandemic, federal governmental authorities, as well as state and local governmental authorities in jurisdictions where our properties are located, may implement laws and regulations which impact our ability to operate our business, or those of our tenants, in the ordinary course. Such regulations, along with the COVID-19 pandemic in general, may materially affect our results of operations for the year ending December 31, 2022. Otherwise, we do not expect that compliance with the various laws and regulations we are subject to will have a material effect on our capital expenditures, results of operations and competitive position for the year ending December 31, 2022, as compared to prior periods.
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
We expect that single tenants will continue to occupy most of our farms, and, therefore, the success of our investments will continue to be materially dependent on the financial stability of these tenants. Some of our tenants may have been recently restructured using leverage acquired in a leveraged transaction, may otherwise be subject to significant debt obligations, or may have been adversely impacted by the COVID-19 pandemic. Tenants that are subject to significant debt obligations may be unable to make their rent payments if there are adverse changes in their businesses or in general economic conditions. Tenants that have been impacted adversely by COVID-19 pandemic may not be able to make timely rental payments due to labor shortages, supply chain issues, or due to government-mandated lockdowns or other measures taken to address the pandemic. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries. In situations where management of the tenant will change after a transaction, it may be difficult for our Adviser to determine with certainty the likelihood of the tenant’s business success and of it being able to pay rent throughout the lease term. These companies are more vulnerable to adverse conditions in their businesses or industries and economic conditions generally, as well as to increases in interest rates. In addition, these companies’ revenues and expenses may fluctuate according to the growing season, which may impact their ability to make regular lease payments.
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
We own several farms subject to leases that include a participation rent component based on the annual gross revenues earned on the respective farm; however, the majority of these leases also includes a guarantee of a minimum amount of rental income that generally satisfies our investment return criteria. While we do not expect participation rents to make up a significant portion of our overall leased portfolio, we intend to enter into additional leases with participation rent components. We anticipate that the majority of such leases will continue to have a floor that guarantees a minimum amount of rental income that generally satisfies our investment return criteria; however, such leases will still be impacted by factors related to the success of the farmer-tenant’s harvest, including, but not limited to, declining crop prices and lower-than-average crop production, that may result in us receiving less rent than anticipated or projected when entering into such leases. A reduction in the rent we receive could have a material adverse effect on our cash flow and ability to make distributions to our stockholders.
Our investments in farmland used for permanent crops have a higher risk profile than farmland used for annual row crops.
Since our IPO, we have expanded our investment focus to include farms used for permanent crops, and we intend to continue to add to our investments in farmland used for permanent crops in the future. Permanent crops have plant structures (such as trees, vines, or bushes) that produce yearly crops without being replanted. Examples include almonds, apples, blueberries, figs, pistachios, oranges, and table and wine grapes. Permanent crops generally involve more risk than annual row crops because permanent crops require more time and capital to plant. As a result, permanent crops are generally more expensive to replace and more susceptible to disease and poor weather. If a farmer loses a permanent crop to any natural disaster, such as drought, flooding, fire, or disease, there would generally be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit.
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
In addition to the general risks that adverse weather conditions will pose for the tenants of our properties and their subsequent ability to comply with the terms of their leases, the value of our properties will potentially be subject to risks associated with long-term effects of climate change. Many climatologists predict increases in average temperatures, more extreme temperatures and increases in volatile weather over time. The effects of climate change may be more significant along coastlines, such as in the California coastal areas where we partially focus our acquisition efforts, due to rising sea levels resulting from melting of polar ice caps, which could result in increased risk of coastal erosion, flooding, degradation in the availability and quality of groundwater aquifers, and expanding agricultural weed and pest populations. As a result, the effects of climate change could make our properties less suitable for farming or other alternative uses, which could adversely impact the value of our properties, our ability to generate rental revenue from leasing our properties and our cash available for distribution to stockholders. Climate change may also have indirect effects on our business by increasing the cost of, or availability of, property insurance on terms we find acceptable and increasing the cost of energy at our properties.
Because we must distribute a substantial portion of our net income to maintain our qualification as a REIT, we will be largely dependent on third-party sources of capital to fund our future capital needs.
To maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs, including property acquisitions, from retained earnings. Therefore, we may acquire additional capital from the issuance of securities senior to our common shares, including borrowings or other indebtedness, preferred shares (such as our Series B Preferred Stock, Series C Preferred Stock, or Series D Term Preferred Stock), or the issuance of other securities. This capital may not be available on favorable terms or at all. Our access to additional capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings.
To the extent we issue debt securities, other instruments of indebtedness, or additional preferred stock or borrow additional money from banks or other financial institutions, we will be additionally exposed to risks associated with leverage, including increased risk of loss. If we issue additional preferred securities that rank senior to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences, or privileges, economic and otherwise, more favorable than those of our common shares and our currently-designated preferred securities (including our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock), and the issuance of such preferred securities could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for common stockholders.
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
We currently have various borrowing facilities in place that are secured by certain of our farms. As of December 31, 2021, our total borrowings were secured by the majority of the farms we owned as of that date. If we are unable to make our debt payments as required, either under our current credit facilities or any future facilities, a lender could foreclose on certain of the properties securing its loan. This could cause us to lose part or all of our investment in the property, which in turn could cause the value of our common stock, Series B Preferred Stock, Series C Preferred Stock, or Series D Term Preferred Stock or the distributions to our stockholders to be reduced or delayed.
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
As of December 31, 2021, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized or cross-defaulted with such mortgage note. Such a default may adversely affect our financial condition, results of operations and ability to pay distributions to our stockholders.
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
We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time, such as our existing lines of credit, which are variable. Although we seek to mitigate this risk by structuring such provisions to contain a maximum interest rate or escalation rate, as applicable, and obtain interest rate swaps on certain borrowings to limit our exposure to interest rate risk, these features do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. Additionally, increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or a high level of leverage, may make it difficult for us to refinance our mortgage debt as it matures or limit the availability of mortgage debt, thereby limiting our acquisition and/or refinancing activities. Even in the event that we are able to secure mortgage debt on, or otherwise finance our mortgage debt, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire mortgage debt as it matures or be subject to unfavorable terms (such as higher loan fees, interest rates, and periodic payments) if we do refinance the mortgage debt. A significant change in interest rates could have an adverse impact on our results of operations.
In the years prior to the current COVID-19 pandemic, the Federal Reserve had made gradual increases in the federal funds rate. It is expected that the Federal Reserve may resume increasing the federal funds rate due to other key economic indicators, such as the unemployment rate or rising inflation, and any such increases may cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any prolonged adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.
We cannot predict the impact future actions by regulators or government bodies, including the U.S. Federal Reserve, will have on real estate debt markets, the market value of our capital stock or on our business, and any such actions may negatively impact us.
Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the real estate debt markets. While the Federal Reserve is expected to make gradual increases in the federal funds rate, there can be no assurance if and when such increases will be made. These increases in the federal funds rate and any future increases due to other key economic indicators, such as the unemployment rate or inflation, may cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and the market value of our capital stock. This may result in future acquisitions by us generating lower overall economic returns and increasing the costs associated with refinancing current debt, which could potentially reduce future cash flow available for distributions. It is difficult to predict future legislation, regulation, and executive actions, and we cannot predict or control the impact future actions by regulators or government bodies, such as the U.S. Federal Reserve, will have on our business.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations or the operations of businesses in which we invest, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our business, financial condition, and operating results.
In the normal course of business, we and our service providers collect and retain certain personal information provided by our tenants, employees of our Administrator and Adviser, and vendors. We also rely extensively on computer systems to process transactions and manage our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third-party providers for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers. We have implemented or plan on implementing additional processes, procedures, and internal controls to help prevent, detect, and mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations, or confidential information will not be negatively impacted by such an incident.
Our business may be adversely affected by the ongoing COVID-19 pandemic or other public health emergencies..
As of the date of this filing, the outbreak of COVID-19, which the World Health Organization has declared a Public Health Emergency of International Concern, is continuing. The outbreak of COVID-19 has resulted in numerous deaths, adversely impacted global commercial activity, and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak, and COVID-19 variants, continues to evolve, and many countries continue to react by instituting quarantines, prohibitions on travel, and the closure of offices, businesses, schools, retail stores, and other public venues. Businesses have also implemented similar precautionary measures over the course of the pandemic. While the United States economy has reopened, the widespread impact of the pandemic continues to be felt throughout the country. As such, more widespread reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations remains a possibility. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, continue to create significant disruption in labor force availability, supply chains, and economic activity and have had and are likely to continue to have a particularly adverse impact on transportation, hospitality, tourism, entertainment, and other industries. Even though COVID-19 vaccines are widely available, there can be no assurance that the vaccines will be accepted by all or ultimately be successful in limiting or stopping the spread of COVID-19. As COVID-19 and COVID-19 variants continue to spread, the potential impacts are increasingly uncertain and difficult to assess.

Any public health emergency, including any outbreak of COVID-19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could have a significant adverse impact on the Company and could adversely affect the Company’s ability to fulfill its investment objectives.
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
Further, the operations of the Company may be significantly impacted, or even temporarily or permanently halted, as a result of government shelter-in-place measures, vaccine mandates, voluntary and precautionary restrictions on travel or meetings, paused or reversed reopening orders, and other factors related to a public health emergency, including its potential adverse impact on the health of the Adviser’s and Administrator’s personnel. As a result, there is a risk that this continuing crisis could adversely impact the Company’s ability to source, manage, and divest investments and the Company’s ability to achieve its investment objectives, all of which could result in significant losses to the Company and could impact the Company’s ability to make interest and distribution payments to lenders and stockholders, respectively, including their respective amounts.
Risks Associated With Our Use of an Adviser to Manage Our Business
We are dependent upon our key management personnel for our future success, particularly David Gladstone, Terry Lee Brubaker, Bill Reiman, Bill Frisbie, and Lewis Parrish.
We are dependent on our senior management and other key management members to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman, chief executive officer and president; Terry Lee Brubaker, our vice chairman and chief operating officer; Bill Reiman and Bill Frisbie, our Executive Vice Presidents; and Lewis Parrish, our chief financial officer and assistant treasurer. Mr. Gladstone also serves as the chief executive officer of our Adviser and our Administrator, and Mr. Brubaker is also an executive officer of our Adviser and our Administrator. The departure of any of our executive officers or key personnel of our Adviser could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.
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
Our Adviser manages our real estate portfolio and locates, evaluates, recommends and negotiates the acquisition of our real estate investments and mortgage loans. At the same time, our Advisory Agreement permits our Adviser to conduct other commercial activities and to provide management and advisory services to other entities, including, but not limited to, Gladstone Commercial, Gladstone Capital, and Gladstone Investment, each of which is affiliated with us. Each of our executive officers, other than Mr. Parrish, is also an executive officer of Gladstone Commercial, which actively makes real estate investments, and Gladstone Capital and Gladstone Investment, which actively make loans to and invest in small- and medium-sized companies; and each of our directors and executive officers, other than Mr. Parrish and Jennifer Smith, our chief valuation officer, are also executive officers and directors, as applicable, of Gladstone Acquisition, a special purpose acquisition company. As a result, we may, from time to time, have conflicts of interest with our Adviser in its management of our business and that of Gladstone Commercial, Gladstone Investment, Gladstone Capital, or Gladstone Acquisition, which may arise primarily from the involvement of our Adviser, Gladstone Commercial, Gladstone Capital, Gladstone Investment, Gladstone Acquisition, and their affiliates in other activities that may conflict with our business. Examples of these potential conflicts include:
•our Adviser may realize substantial compensation on account of its activities on our behalf and may be motivated to approve acquisitions solely on the basis of increasing its compensation from us;
•our agreements with our Adviser are not arm’s-length agreements, which could result in terms in those agreements that are less favorable than we could obtain from independent third parties;
•we may experience competition with our affiliates for potential financing transactions; and
•our Adviser and other affiliates, such as Gladstone Commercial, Gladstone Capital, Gladstone Investment, and Gladstone Acquisition could compete for the time and services of our officers and directors and reduce the amount of time they are able to devote to management of our business.
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
The Advisory Agreement contemplates a quarterly incentive fee based on our funds from operation (“FFO”). Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is an unconditional and irrevocable waiver. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders.
We may be obligated to pay our Adviser quarterly incentive compensation even if we incur a net loss during a particular quarter.
The Advisory Agreement entitles our Adviser to incentive compensation based on our FFO, which rewards our Adviser if our quarterly pre-incentive fee FFO exceeds 1.75% (7.0% annualized) of our total adjusted common equity. Our pre-incentive fee FFO for a particular quarter for incentive compensation purposes excludes the effect of any unrealized gains, losses, or other items during that quarter that do not affect realized net income, even if these adjustments result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if we incur a net loss for that quarter as determined in accordance with U.S. generally-accepted accounting principles (“GAAP”).
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
There are provisions in our charter and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example:
•Our articles of incorporation prohibit ownership of more than 3.3% of the outstanding shares of our capital stock by one person, except for certain qualified institutional investors, which are limited to holding 9.8% of our common stock. As of February 18, 2022, David Gladstone, our chairman, chief executive officer, and president, and pursuant to an exception approved by our Board of Directors and in compliance with our charter, owned, directly or indirectly, including through certain foundations and trusts, approximately 7.3% of our common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owned approximately 2.0% of our common stock. The ownership restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.

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
In particular, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities other than government securities, securities of a taxable REIT subsidiary (“TRS”), and qualified real estate assets generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets other than government securities, securities of TRSs, and qualified real estate assets can consist of the securities of any one issuer, and no more than 20% (or 25% for taxable years ended on or before December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs.
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
To maintain our qualification as a REIT, no more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year, beginning with the second year after our election to be treated as a REIT. To facilitate compliance with this requirement, our charter prohibits any individual from owning more than 3.3% in value of our outstanding stock. Pursuant to an exception from this limit contained in our charter, as of February 18, 2022, David Gladstone owned, directly or indirectly, including through certain trusts, aggregate beneficial ownership of approximately 8.7% of our outstanding common stock. In addition, the David and Lorna Gladstone Foundation, a private charitable foundation, owned approximately 0.6% of our outstanding common stock. Our Board of Directors may also reduce the 3.3% ownership limitation if it determines that doing so is necessary for us to maintain our qualification for REIT treatment. However, such a reduction would not be effective for any stockholder who beneficially owns more than the reduced ownership limit. We believe that we have satisfied the ownership diversification requirements, including with respect to our taxable year ended December 31, 2021. However, if, at any point in time, we are unable to comply with the ownership diversification requirements, we could fail to maintain our qualification as a REIT, which could require us to pay taxes and negatively impact our cash available for future distribution.
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
We have elected to treat Gladstone Land Advisers, Inc. (“Land Advisers”), a wholly-owned subsidiary of our Operating Partnership, as a TRS. We may also form other TRSs as part of our overall business strategy. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state, and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
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
The Series C Preferred Stock is a “covered security” and therefore is not subject to registration under the state securities, or “Blue Sky,” regulations in the various states in which it may be sold due to its seniority to our common stock, which is listed on Nasdaq. In the event that our common stock, Series B Preferred Stock, and Series D Term Preferred Stock are all no longer listed on Nasdaq or another national securities exchange, we will be required to register this offering in any state in which we offer shares of the Series C Preferred Stock. This would require the termination of this offering and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum amount of the Series C Offering is sold. This would reduce our ability to make additional investments and limit the further diversification of our portfolio.
The Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock will bear a risk of redemption by us.
We may voluntarily redeem some or all of the Series B Preferred Stock at any time on or after June 1, 2022. In addition, we may voluntarily redeem some or all of the Series C Preferred Stock on or after the first anniversary of the offering’s termination date. Any such redemptions may occur at a time that is unfavorable to shareholders. On and after January 31, 2023, and before January 31, 2026, we may, at our option, redeem the Series D Term Preferred Stock, in whole or in part, at any time or from time to time. We may have an incentive to redeem any of our series of preferred stock voluntarily if market conditions allow us to issue common stock, other preferred stock, or debt securities at a dividend or interest rate that is lower than the dividend rate on such series of preferred stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 164 farms we owned as of December 31, 2021 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	62	33,027	30,740	$854,859	$415,667
Florida	26	22,591	17,639	221,736	130,929
Arizona(6)	6	6,280	5,228	55,701	18,253
Colorado	12	32,773	25,577	47,314	29,466
Washington	3	1,384	1,001	37,543	24,921
Nebraska	9	7,782	7,050	30,416	12,173
Michigan	23	1,892	1,245	24,661	14,608
Oregon(7)	5	726	606	20,604	10,660
Texas	1	3,667	2,219	8,250	5,000
Maryland	6	987	863	7,970	4,584
South Carolina	3	597	447	3,722	2,215
Georgia	2	230	175	2,874	—
North Carolina	2	310	295	2,204	1,172
New Jersey	3	116	101	2,181	1,290
Delaware	1	180	140	1,276	735
Totals	164	112,542	93,326	$1,321,311	$671,673
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization.

Specifically, includes Total real estate, net (excluding improvements paid for by the tenant) and Lease intangibles, net; plus long-term water assets, net above-market lease values, net lease incentives, and net investments in special-purpose LLCs included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Consolidated Balance Sheets.
(2)Excludes approximately $3.7 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of December 31, 2021, this investment had a net carrying value of approximately $1.1 million and is included within Other assets, net on the accompanying Consolidated Balance Sheet.
(4)Includes five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. The ground sublease had a net cost basis of approximately $763,000 as of December 31, 2021 (included in Lease intangibles, net on the accompanying Consolidated Balance Sheets).
(5)Includes 45,000 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California. See “—Investments in Water Assets” below for additional information on this water.
(6)Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 (which was extended to February 2032 subsequent to December 31, 2021) and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $1.1 million as of December 31, 2021 (included in Lease intangibles, net on the accompanying Consolidated Balance Sheets).
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to one of our farms. As of December 31, 2021, this investment had a net carrying value of approximately $2.1 million and is included within Other assets, net on the accompanying Consolidated Balance Sheets.

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
Stockholder Information
As of February 14, 2022:
•there were 13 registered holders of record and approximately 56,129 beneficial owners of our common stock; and
•other than those owned by the Company, there was one holder of record and beneficial owner of our OP Units. After a mandatory one-year holding period, our OP Units are redeemable at the option of the holder for cash or, at our election, shares of our common stock on a one-for-one basis.
OP Unit Redemptions
Since January 1, 2021, through the date of this filing, no OP Units were tendered for redemption. Currently, there are 204,778 OP Units outstanding that are held by non-controlling limited partners.
Sale of Unregistered Securities
We did not sell unregistered shares of stock during the year ended December 31, 2021.
Issuer Purchaser of Equity Securities
We did not purchase any class of our equity securities registered under Section 12 of the Exchange Act during the three months ended December 31, 2021.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 164 farms comprised of 112,542 acres across 15 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
We conduct substantially all of our activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, 99.4% of the units of limited partnership interest in the Operating Partnership (“OP Units”). In addition, we have elected for Gladstone Land Advisers, Inc. (“Land Advisers”), a wholly-owned subsidiary of ours, to be treated as a taxable REIT subsidiary (“TRS”).
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits, and general expenses.
As of February 18, 2022:
•we owned 164 farms comprised of 112,542 total acres across 15 states in the U.S.;
•our occupancy rate (based on gross acreage) was 100.0%, and our farms were leased to 85 different, unrelated third-party tenants growing over 60 different types of crops;
•the weighted-average remaining lease term across our agricultural real estate holdings was 6.7 years; and
•the weighted-average term to maturity of our notes and bonds payable was 9.8 years, and the weighted-average remaining fixed-price term of our borrowings was 5.6 years, with an expected weighted-average effective interest rate of 3.36% over that term.
Portfolio Diversification
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated third-party tenants to a current portfolio of 164 farms leased to 85 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our focus remains in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the geographic locations (by state) of our farms owned and with leases in place as of December 31, 2021 and 2020 (dollars in thousands):

	As of and For the Year Ended December 31, 2021					As of and For the Year Ended December 31, 2020
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	62	33,027	29.3%	$49,644	65.9%	55	25,197	24.9%	$31,536	55.3%
Florida	26	22,591	20.1%	13,675	18.2%	23	20,770	20.5%	13,342	23.4%
Colorado	12	32,773	29.1%	2,675	3.6%	12	32,773	32.4%	3,264	5.7%
Washington	3	1,384	1.2%	2,384	3.2%	3	1,384	1.4%	531	1.0%
Arizona	6	6,280	5.6%	1,951	2.6%	6	6,280	6.2%	4,739	8.3%
Nebraska	9	7,782	6.9%	1,588	2.1%	9	7,782	7.7%	1,556	2.7%
Michigan	23	1,892	1.7%	1,040	1.4%	15	962	1.0%	723	1.3%
Oregon	5	726	0.6%	854	1.1%	3	418	0.4%	528	0.9%
Maryland	6	987	0.9%	476	0.6%	4	759	0.8%	135	0.2%
Texas	1	3,667	3.3%	450	0.6%	1	3,667	3.6%	450	0.8%
South Carolina	3	597	0.5%	244	0.3%	3	597	0.6%	47	0.1%
North Carolina	2	310	0.3%	150	0.2%	2	310	0.3%	153	0.3%
Delaware	1	180	0.2%	81	0.1%	1	180	0.2%	27	—%
New Jersey	3	116	0.1%	75	0.1%	—	—	—%	—	—%
Georgia	2	230	0.2%	31	—%	—	—	—%	—	—%
TOTALS	164	112,542	100.0%	$75,318	100.0%	137	101,079	100.0%	$57,031	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 121 of our farms are leased on a pure, triple-net basis, 40 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), and 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, and insurance costs). Additionally, 35 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of December 31, 2021 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Year ended December 31, 2021	% of Total Lease Revenues
2022(2)	7	27,844	24.7%	$5,279	7.0%
2023	14	12,632	11.2%	7,846	10.4%
2024	8	10,219	9.1%	2,692	3.6%
2025	9	14,133	12.6%	6,968	9.3%
2026	9	7,258	6.5%	4,808	6.4%
Thereafter	50	40,456	35.9%	47,619	63.2%
Other(3)	4	—	—%	106	0.1%
Totals	101	112,542	100.0%	$75,318	100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Includes one lease that was renewed subsequent to December 31, 2021 (see “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity” below for a summary of this and certain other recent leasing activities).

(3)Consists of ancillary leases (e.g., oil, gas, and mineral leases, telecommunications leases, etc.) with varying expirations on certain of our farms.
We currently have one agricultural lease scheduled to expire within the next six months on a farm in California. We are currently in negotiations with the existing tenant on the farm, as well as other potential tenants, and we anticipate being able to renew the lease at its current market rental rate without incurring any downtime on the farm. We currently anticipate the rental rates on this lease renewal to be relatively flat compared to that of the existing lease. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since January 1, 2021, through the date of this filing, we have acquired 27 farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Palmer Mill Road	Dorchester, MD	3/3/2021	228	2	Sod	10.0 years	2 (5 years)	$1,600	$56	$89
Eight Mile Road – Port Facility	San Joaquin, CA	3/11/2021	5	—	Cooling facility and storage	9.8 years	3 (5 years)	3,977	50	189
South Avenue	Tehama, CA	4/5/2021	2,285	1	Olives for olive oil	14.7 years	1 (5 years)	37,800	149	2,555
Richards Avenue	Atlantic, NJ	6/3/2021	116	3	Blueberries	14.9 years	2 (5 years)	2,150	63	129
Lerdo Highway (Phase I)(3)(4)	Kern, CA	6/4/2021	639	1	Conventional & organic almonds and banked water	10.4 years	3 (10 years)	26,492	111	974
Almena Drive	Van Buren & Eaton, MI	6/9/2021	930	8	Blueberries	14.7 years	2 (5 years)	13,300	51	785
Maricopa Highway	Kern, CA	8/11/2021	277	1	Organic blueberries	14.9 years	3 (5 years)	30,000	63	2,262
Wallace Road	Yamhill, OR	8/11/2021	143	1	Organic blueberries	10.1 years	3 (5 years)	12,320	39	768
West Orange	St. Lucie, FL	8/18/2021	617	2	Lemons and oranges	12.0 years	None	5,241	184	367
Lerdo Highway (Phase II)(3)(5)	Kern, CA	8/20/2021	479	1	Conventional & organic almonds and banked water	10.2 years	3 (10 years)	14,772	53	735
Lerdo Highway (Phase III)(3)(6)	Kern, CA	10/8/2021	1,291	1	Conventional & organic almonds, conventional & organic pistachios, and banked water	10.1 years	3 (10 years)	42,959	90	1,981
Raymond Road(3)	Madera, CA	10/21/2021	219	1	Almonds	10.0 years	1 (5 years)	3,300	78	183
Cogdell Highway	Atkinson, GA	11/12/2021	230	2	Blueberries	14.8 years	None	2,850	45	224
Chuckhole Lane(7)	Umatilla, OR	11/23/2021	165	1	Wine grapes	9.9 years	2 (10 years)	2,383	117	139
West Lerdo Highway(3)(8)	Kern, CA	12/3/2021	2,635	1	Pistachios	2.9 years	None	88,000	97	4,395
Farm Road	Charlotte, FL	12/16/2021	1,204	1	Sod, watermelons, and cattle	5.0 years	1 (5 years)	7,350	94	388
			11,463	27				$294,494	$1,340	$16,163
(1)Includes approximately $78,000 of external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.
(2)Based on the minimum cash rental payments guaranteed under the respective leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)Lease provides for an annual participation rent component based on the gross crop revenues earned on the farm. The rent figure above represents only the minimum cash guaranteed under the lease.
(4)As part of the acquisition of this property, we acquired a contract to purchase 20,330 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, at a fixed price. We executed this contract on June 25, 2021, at an additional cost of approximately $1.2 million, which is included in the total purchase price for this property in the table above. Income is not currently being earned on the value attributable to the water. See Note 3, “Real Estate and Intangible Assets—Investments in Water Assets,” within the accompanying notes to our consolidated financial statements for additional information on this water.
(5)As part of the acquisition of this property, we acquired a contract to purchase 5,000 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, at a fixed price. We executed this contract on August 23, 2021, at an additional cost of approximately $306,000, which is included in the total purchase price for this property in the table above. Income is not currently being earned on the value attributable to the water. See Note 3, “Real Estate and Intangible Assets—Investments in Water Assets,” within the accompanying notes to our consolidated financial statements for additional information on this water.

(6)As part of the acquisition of this property, we acquired a contract to purchase 19,670 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, at a fixed price. We executed this contract on October 11, 2021, at an additional cost of approximately $1.2 million, which is included in the total purchase price for this property in the table above. Income is not currently being earned on the value attributable to the water. See Note 3, “Real Estate and Intangible Assets—Investments in Water Assets,” within the accompanying notes to our consolidated financial statements for additional information on this water.
(7)In connection with the acquisition of this property, we also acquired an ownership interest in a related LLC, the sole purpose of which is to own and maintain an irrigation system providing water to this and other neighboring properties. Our acquired ownership, which equated to a 9.1% interest in the LLC, was valued at approximately $2.1 million at the time of acquisition and is included within Other assets, net on the accompanying Consolidated Balance Sheets. See Note 2, “Summary of Significant Accounting Policies—Investments in Unconsolidated Entities,” within the accompanying notes to our consolidated financial statements for further information for our aggregate ownership interest in this and other LLCs.
(8)Lease provides for an initial term of 9.9 years but also includes an annual tenant termination option, effective as of the end of the lease year (as defined within the lease) following the exercise of such termination option. The lease term stated above represents the term through the first available termination option, and the annualized straight-line rent amount represents the rent guaranteed through the noncancellable term of the lease.
Existing Properties
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since January 1, 2021, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES(1)			NEW LEASES(2)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(3)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)	Total Annualized Straight-line Rent(3)(5)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)
AZ, CA, CO, FL, GA, MI, & NE	22	27,002	$8,299	5	15 / 7 / 0	$7,794	4.6	1	15 / 7 / 0
(1)Prior leases include certain leases that were terminated early during year ended December 31, 2021. In connection with these early terminations, during the year ended December 31, 2021, we wrote off aggregate deferred rent and rent receivable balances of approximately $127,000 against lease revenue. Upon termination of these leases, we entered into new leases with new tenants, effective immediately, which are included in the above table.
(2)In connection with certain of these leases, we committed to provide capital for certain improvements on these farms. See Note 7, “Commitments and Contingencies—Operating Obligations,” within the accompanying notes to our consolidated financial statements for additional information on these and other commitments.
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
(5)Total annualized straight-line rent for new leases is net of a one-time fixed payment of $560,000 we agreed to pay in connection with one lease to cover the majority of the operating expenses on the farm in exchange for adding a significant participation rent component into the lease.
Financing Activity
Debt Activity
From January 1, 2021, through the date of this filing, we entered into the following loan agreements (dollars in thousands):

Lender	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Expected Effective Interest Rate(1)	Interest Rate Terms
Farm Credit West, FLCA	1/28/2021	$2,073	11/1/2045	24.5 years	3.23%	2.20%	Fixed through 12/31/2027 (variable thereafter)
Farmer Mac(2)	2/4/2021	2,460	10/31/2028	25.0 years	3.13%	3.13%	Fixed throughout term
Mid Atlantic Farm Credit, ACA	3/3/2021	960	6/1/2045	24.4 years	3.80%	3.31%	Fixed through 1/31/2031 (variable thereafter)
Rabo AgriFinance, LLC(3)	3/11/2021	3,780	12/1/2030	25.0 years	3.27%	3.27%	Fixed throughout term
Rabo AgriFinance, LLC(3)	3/11/2021	630	12/1/2022	None (interest only)	2.44%	2.44%	Fixed throughout term
GreenStone Farm Credit Services, FLCA	8/17/2021	7,980	8/1/2046	25.5 years	4.00%	2.74%	Fixed through 7/31/2031 (variable thereafter)
Golden State Farm Credit, FLCA	9/28/2021	15,960	7/1/2051	30.0 years	3.75%	2.75%	Fixed through 9/30/2031 (variable thereafter)
Golden State Farm Credit, FLCA	9/28/2021	6,840	7/1/2046	25.0 years	3.75%	2.75%	Fixed through 9/30/2031 (variable thereafter)
Farmer Mac(2)	11/10/2021	1,290	12/30/2030	25.0 years	3.32%	3.32%	Fixed throughout term
Rabo AgriFinance, LLC(3)	11/10/2021	22,620	12/1/2030	25.0 years	3.42%	3.42%	Fixed throughout term
Farm Credit Florida, ACA	12/13/2021	3,174	1/1/2047	25.0 years	4.13%	3.45%	Fixed through 12/31/2031 (variable thereafter)
Farmer Mac(2)	1/11/2022	1,980	12/30/2030	20.0 years	3.31%	3.31%	Fixed throughout term
Northwest Farm Credit Services, FLCA	2/1/2022	1,442	2/1/2032	20.1 years	4.65%	3.40%	Fixed throughout term
Total / Weighted-averages		$71,189			3.62%	3.06%
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
(2)Bond issued under our facility with Federal Agricultural Mortgage Corporation (“Farmer Mac”).
(3)Loans were issued as variable-rate loans but were fixed subsequent to their issuance through our entry into interest rate swap agreements with the lender (as counterparty). See Note 4, “Borrowings—Interest Rate Swap Agreements,” in the accompanying notes to our consolidated financial statements for further discussion on these agreements.
Proceeds from these financings were used to fund new acquisitions, repay existing indebtedness, and for general corporate purposes. In connection with securing the above borrowings, Gladstone Securities LLC (“Gladstone Securities”), an affiliate of ours, earned total financing fees of $114,000.
MetLife Facility
On February 3, 2022, we amended our credit facility with Metropolitan Life Insurance Company (“MetLife”), which previously consisted of a $75.0 million long-term note payable (the “2020 MetLife Term Note”) and $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit,” and together with the 2020 MetLife Term Note, the “2020 MetLife Facility”). Pursuant to the amendment, our credit facility with MetLife now consists of the 2020 MetLife Term Note, the MetLife Lines of Credit, and a new $100.0 million long-term note payable (the “2022 MetLife Term Note,” and together with the 2020 MetLife Term Note and the MetLife Lines of Credit, the “2022 MetLife Facility”).
The 2022 MetLife Term Note is scheduled to mature on January 5, 2032, and the interest rates on future disbursements under the 2022 MetLife Term Note will be based on the 10-year U.S. Treasury at the time of such disbursements, with the initial disbursement priced based on the 10-year U.S. Treasury plus a spread to be determined by the lender. In addition, through December 31, 2024, the 2022 MetLife Term Note is also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the 2022 MetLife Term Note). If the full commitment of $100.0 million is not utilized by December 31, 2024, MetLife has no obligation to disburse the remaining funds under the 2022 MetLife Term Note. All other material items of the MetLife Facility remained unchanged.
As part of this amendment, we paid an origination fee of $250,000 to MetLife and a financing fee of $80,000 to Gladstone Securities. For information on the pertinent terms of the issuances under the 2020 MetLife Facility, refer to Note 4, “Borrowings—MetLife Facility,” within the accompanying notes to our condensed consolidated financial statements.
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
Series D Term Preferred Stock
In January 2021, we completed a public offering of 5.00% Series D Cumulative Term Preferred Stock, par value $0.001 per share (the “Series D Term Preferred Stock”), at a public offering price of $25.00 per share. As a result of this offering (including the underwriters’ exercise of their option to purchase additional shares to cover over-allotments), we issued a total of 2,415,000 shares of the Series D Term Preferred Stock for gross proceeds of approximately $60.4 million and net proceeds, after deducting selling concessions and underwriting fees, of approximately $58.3 million. The Series D Term Preferred Stock is traded under the ticker symbol “LANDM” on Nasdaq.
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
Redemption of Series A Term Preferred Stock
On February 12, 2021, we redeemed all of our outstanding shares of our 6.375% Series A Cumulative Term Preferred Stock, par value $0.01 per share (the “Series A Term Preferred Stock”), at a cash redemption price of $25.00 per share plus all accrued and unpaid dividends up to, but excluding, the redemption date. In total, we paid approximately $28.8 million for the redemption of the Series A Term Preferred Stock using proceeds from the offering of our Series D Term Preferred Stock. Our Series A Term Preferred Stock was delisted from Nasdaq on the date we redeemed all outstanding shares. In connection with this early redemption, during the three months ending March 31, 2021, we wrote off approximately $127,000 of unamortized issuance costs related to the issuance of the Series A Term Preferred Stock.
Equity Activity
Series C Preferred Stock
On April 3, 2020, we filed a prospectus supplement (which superseded and replaced a previously-filed prospectus supplement) with the SEC for a continuous public offering (the “Series C Offering”) of up to 26,000,000 shares of our 6.00% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”). Under the Series C Offering, we may sell up to 20,000,000 shares of our Series C Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share (the “Primary Series C Offering”) and up to 6,000,000 additional shares of our Series C Preferred Stock pursuant to our dividend reinvestment plan (the “DRIP”) to those holders of the Series C Preferred Stock who do not elect to opt-out of such plan. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreements,” within the accompanying notes to our consolidated financial statements for more details on the dealer-manager agreement entered into with Gladstone Securities in connection with the Series C Offering.
The following table summarizes the sales of our Series C Preferred Stock that occurred since January 1, 2021, through the date of this filing (dollars in thousands, except per-share amounts and footnotes):

Number of Shares Sold(1)	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(2)
3,070,535	$24.83	$76,228	$69,855
(1)Excludes share redemptions and shares issued pursuant to the DRIP. From January 1, 2021, through the date of this filing, we redeemed 10,920 shares and issued approximately 11,021 shares of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of underwriting discounts and selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $6.4 million.

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
The following table summarizes the activity under the ATM Programs from January 1, 2021, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
7,990,994	$21.70	$173,428	$171,693
(1)Net of underwriter commissions.
COVID-19
While we have not been materially adversely impacted by COVID-19 to date, the extent to which the ongoing pandemic may, in the future, impact our business, financial condition, liquidity, results of operations, funds from operations, or prospects will depend on numerous evolving factors that we are not able to predict at this time, including the duration and long-term scope of the pandemic, the spread and effect of COVID-19 variants; the adequate production, efficacy, and dissemination of vaccinations; governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic, including due to inflation and constraints on global supply chains, and actions taken in response; increased unemployment and underemployment levels and labor shortages in some industries; the effect on our tenants and their farming operations; the ability of our tenants to make their rental payments; any disruptions of our tenants’ operations; and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders. Any of these events could materially adversely impact our business, financial condition, liquidity, results of operations, funds from operations, or prospects.
LIBOR Transition
The majority of our debt is at fixed rates, and we currently have very limited exposure to variable-rate debt based upon the London Interbank Offered Rate (“LIBOR”), which is currently being phased out and is anticipated to be completely phased out by June 2023. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. SOFR was formally adopted by the Alternative Reference Rates Committee in July 2021. The current intent is to adjust the SOFR to minimize the differences between the interest that a borrower would be paying using LIBOR versus what it will be paying SOFR. We are currently monitoring the transition and cannot yet assess whether SOFR will become the standard rate for all of our variable-rate debt. Our lines of credit with MetLife and five term loans with Rabo AgriFinance LLC (which are effectively fixed through our entry into interest swap agreements) are currently based upon one-month LIBOR. As such, we expect we will need to renegotiate these agreements in the future. Assuming that SOFR replaces LIBOR and is appropriately adjusted, we currently expect the transition to result in a minimal impact to our overall operations.
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator (both affiliates of ours), which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. The investment advisory agreement with our Adviser that was in effect from January 1, 2020, through June 30, 2021 (the “Prior Advisory Agreement”), was amended and restated effective July 1, 2021 (as amended, the “Current Advisory Agreement,” and together with the Prior Advisory Agreement, the “Advisory Agreements”). The Current Advisory Agreement revised the calculation of the base management fee beginning with the three months ended September 30, 2021, while all other terms of the Prior Advisory Agreement remained the same. Each of the Advisory Agreements and the current administration agreement with our Administrator (the “Administration Agreement”) were approved unanimously by our board of directors, including, specifically, our independent directors.

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
Base Management Fee
Pursuant to the Prior Advisory Agreement, through June 30, 2021, a base management fee was paid quarterly and was calculated at an annual rate of 0.50% (0.125% per quarter), of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the gross cost of tangible real estate owned by us (including land and land improvements, permanent plantings, irrigation and drainage systems, farm-related facilities, and other tangible site improvements), prior to any accumulated depreciation, and as shown on our balance sheet or the notes thereto for the applicable quarter.
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
Pre-Incentive Fee FFO
(expressed as a percentage of Total Adjusted Common Equity)
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
Smaller Reporting Company Status
As of December 31, 2018, and through December 31, 2021, we qualified as a “smaller reporting company” under Rule 12b-2 of the Exchange Act because we had annual revenues of less than $100 million for the previous year and a public float of less than $700 million. As a smaller reporting company, we may take advantage of reduced disclosure requirements for our public filings.
Critical Accounting Policies
The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies are provided in Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements, located elsewhere in this Form 10-K, and a summary of our critical accounting policies is below. We consider these policies to be critical because they involve estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations. There were no material changes in our critical accounting policies during the year ended December 31, 2021.
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
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses with regard to the comparison between the years ended December 31, 2021 and 2020:
▪Same-property basis represents farms owned as of December 31, 2019, and were not vacant at any point during either period presented; and

▪Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2019. From January 1, 2020, through December 31, 2021, we acquired 53 new farms and did not have any farm dispositions.
We did not have any vacant or self-operated farms during either of the years ended December 31, 2021 or 2020.
A comparison of results of components comprising our operating income for the years ended December 31, 2021 and 2020 is below (dollars in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$69,998	$51,377	$18,621	36.2%
Variable lease payments – participation rents	5,219	2,388	2,831	118.6%
Variable lease payments – tenant reimbursements	101	456	(355)	(77.9)%
Lease termination income, net	—	2,810	(2,810)	NM
Total operating revenues	75,318	57,031	18,287	32.1%
Operating expenses:
Depreciation and amortization	27,183	16,655	10,528	63.2%
Property operating expenses	2,536	1,848	688	37.2%
Base management and incentive fees	10,230	7,327	2,903	39.6%
Administration fee	1,526	1,448	78	5.4%
General and administrative expenses	2,139	2,102	37	1.8%
Total operating expenses	43,614	29,380	14,234	48.4%
Operating income	$31,704	$27,651	$4,053	14.7%
NM = Not Meaningful
Operating Revenues
Lease Revenues
The following table provides a summary of our lease revenues during the years ended December 31, 2021 and 2020 (dollars in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Same-property basis:
Fixed lease payments	$49,063	$48,881	$182	0.4%
Participation rents	4,504	2,388	2,116	88.6%
Lease termination income, net	—	2,810	(2,810)	(100.0)%
Total – Same-property basis	53,567	54,079	(512)	(0.9)%
Properties acquired or disposed of:
Fixed lease payments	20,935	2,496	18,439	738.7%
Participation rents	715	—	715	—%
Properties acquired or disposed of:	21,650	2,496	19,154	767.4%
Tenant reimbursements(1)	101	456	(355)	(77.9)%
Total Lease revenues	$75,318	$57,031	$18,287	32.1%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Corresponding amounts were also recorded as property operating expenses during the respective periods.
Same-property Basis – 2021 compared to 2020
Lease revenues from fixed lease payments increased for the year ended December 31, 2021, primarily due to additional rents earned on capital improvements completed on certain of our farms, largely offset by certain lease renewals and amendments executed, in which we decreased the fixed base rent component in exchange for adding a participation rent component to the lease structure.

Lease revenues from participation rents increased for the year ended December 31, 2021, primarily due to more farms having scheduled rent payments due during 2021 compared to 2020. During the year ended December 31, 2021, 39 of our farms, consisting of 34,477 farm acres, were subject to leases with active participation rent components, as compared to 19 farms consisting of 4,844 farm acres in the prior year.
During the year ended December 31, 2020, we received an early lease termination payment of approximately $3.0 million from an outgoing tenant on a property, which we recognized as additional lease revenue upon receipt, less a net balance of approximately $165,000 of aggregate prepaid rent and deferred rent assets balances that were written off against this amount.
Other – 2021 compared to 2020
Lease revenue from properties acquired or disposed of increased for the year ended December 31, 2021, due to additional revenues earned on new farms acquired subsequent to December 31, 2019.
Tenant reimbursement revenue decreased for the year ended December 31, 2021, primarily due to additional payments made during the prior year by certain tenants on our behalf (pursuant to the lease agreements) to an unconsolidated entity of ours that conveys water to the respective properties.
Operating Expenses
Depreciation and Amortization
The following table provides a summary of the depreciation and amortization expense recorded during the years ended December 31, 2021 and 2020 (dollars in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Same-property basis	$15,045	$15,696	$(651)	(4.1)%
Properties acquired or disposed of	12,138	959	11,179	1,165.7%
Total Depreciation and amortization expense	$27,183	$16,655	$10,528	63.2%
Depreciation and amortization expense on a same-property basis decreased for the year ended December 31, 2021, as compared to the prior year, primarily due to the expiration of certain lease intangible amortization periods subsequent to December 31, 2019, partially offset by an increase in depreciation associated with additional capital expenditures on certain of our farms. Depreciation and amortization expense on properties acquired or disposed of increased for the year ended December 31, 2021, as compared to the prior year, primarily due to the additional depreciation and amortization expense incurred on the new farms acquired subsequent to December 31, 2019.
Property-operating Expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property-operating expenses recorded during the years ended December 31, 2021 and 2020 (dollars in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Same-property basis	$2,098	$1,306	$792	60.6%
Properties acquired or disposed of	337	86	251	291.9%
Tenant-reimbursed property operating expenses(1)	101	456	(355)	(77.9)%
Total Property operating expenses	$2,536	$1,848	$688	37.2%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Corresponding amounts were also recorded as lease revenues during the respective periods.
Same-property Basis – 2021 compared to 2020
Property operating expenses increased for the year ended December 31, 2021, primarily due to an increase in our obligation to reimburse one of our tenants for water usage over a specific cost threshold in accordance with the lease. We currently do not expect such elevated costs to continue beyond 2021. In addition, during the year ended December 31, 2021, we incurred additional legal fees in connection with protecting water rights on certain farms in California and higher property tax expenses due to certain of the lease renewals executed during the year converting the leases from a triple-net structure to a partial-net structure, with us, as landlord, now responsible for the property taxes on these properties. These increases were partially offset by lower costs incurred related to repairs and maintenance of certain properties compared to the prior year.

Other – 2021 compared to 2020
Property operating expenses on properties acquired or disposed of increased for the year ended December 31, 2021, primarily due to additional miscellaneous property-operating expenses incurred on certain of the new farms we acquired subsequent to December 31, 2019.
Tenant reimbursement expense decreased for the year ended December 31, 2021, primarily due to a decrease in miscellaneous property-operating costs incurred by us in connection with our ownership interest in an unconsolidated entity. Our tenants are contractually obligated to reimburse us for these costs under the terms of the respective leases.
Related-Party Fees
The following table provides the calculations of the base management and incentive fees due to our Advisor pursuant to the Prior Advisory Agreement (which was in effect from January 1, 2020, through June 30, 2021) and the Current Advisory Agreement (which has been in effect since July 1, 2021) for the years ended December 31, 2021 and 2020 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

	Quarters Ended				Year to Date
	March 31	June 30	September 30	December 31
FY 2021 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,095,439	$1,101,071	$1,165,366	$1,223,935
Quarterly rate	0.125%	0.125%	0.150%	0.150%
Base management fee(3)	$1,370	$1,376	$1,748	$1,835	$6,329

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$228,161	$248,501	$304,164	$334,912

First hurdle quarterly rate	1.750%	1.750%	1.750%	1.750%
First hurdle threshold	$3,993	$4,349	$5,323	$5,861

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$4,991	$5,436	$6,654	$7,326

Pre-Incentive Fee FFO(1)	$5,810	$3,867	$6,268	$8,968

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$998	$—	$945	$1,466
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	164	—	—	328
Total Incentive fee(3)	$1,162	$—	$945	$1,794	$3,901

Total fees due to Adviser, net	$2,532	$1,376	$2,693	$3,629	$10,230

FY 2020 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$827,256	$837,603	$862,329	$903,812
Quarterly rate	0.125%	0.125%	0.125%	0.125%
Base management fee(3)	$1,034	$1,047	$1,078	$1,130	$4,289

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$173,358	$176,768	$172,490	$177,093

First hurdle quarterly rate	1.750%	1.750%	1.750%	1.750%
First hurdle threshold	$3,034	$3,093	$3,019	$3,099

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$3,792	$3,867	$3,773	$3,874

Pre-Incentive Fee FFO(1)	$6,670	$2,334	$4,106	$4,414

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$758	$—	$754	$775
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	576	—	67	108
Total Incentive fee(3)	$1,334	$—	$821	$883	$3,038

Total fees due to Adviser, net	$2,368	$1,047	$1,899	$2,013	$7,327
(1)As defined in the Advisory Agreements.
(2)As of the end of the respective prior quarters.
(3)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
The base management fee increased during the year ended December 31, 2021, as compared to the prior year, primarily due to additional assets acquired since December 31, 2019, and an increase in the annual rate applied to the prior calendar quarter’s

Gross Tangible Real Estate Assets (from 0.50% pursuant to the Prior Advisory Agreement to 0.60% pursuant to the Current Advisory Agreement), effective July 1, 2021.
Our Adviser earned incentive fees during each of the years ended December 31, 2021 and 2020 due to our Pre-Incentive Fee FFO (as defined in the Advisory Agreements) exceeding the required hurdle rate of the applicable equity base during each of the first, third, and fourth quarters of fiscal years 2021 and 2020.
Our Adviser did not earn a capital gains fee during the year ended December 31, 2021 or 2020, as we did not sell any of our properties during either period.
The administration fee paid to our Administrator increased during the year ended December 31, 2021, as compared to the prior year, primarily due to hiring additional personnel and us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased slightly during the year ended December 31, 2021, as compared to the prior year, primarily due to an increase in due diligence costs associated with potential acquisitions that were subsequently aborted, at which time the costs were expensed, and higher professional fees related to additional appraisal costs. These increases were largely offset by a decrease in stockholder-related expenses due to a one-time listing fee paid to Nasdaq in the prior year for the listing of our Series B Preferred Stock.
A comparison of results of other components contributing to net loss attributable to common stockholders for the years ended December 31, 2021 and 2020 is below (dollars in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Operating income	$31,704	$27,651	$4,053	14.7%
Other income (expense)
Other income	2,291	1,872	419	22.4%
Interest expense	(24,883)	(20,621)	(4,262)	20.7%
Dividends declared on Series A and Series D Term Preferred Stock	(3,068)	(1,833)	(1,235)	67.4%
Loss on dispositions of real estate assets, net	(2,537)	(2,180)	(357)	16.4%
Property and casualty recovery, net	68	70	(2)	(2.9)%
Loss from investments in unconsolidated entities	(61)	(4)	(57)	NM
Total other expense, net	(28,190)	(22,696)	(5,494)	24.2%
Net income	3,514	4,955	(1,441)	(29.1)%
Net income attributable to non-controlling interests	(19)	(29)	10	(34.5)%
Net income attributable to the Company	3,495	4,926	(1,431)	(29.0)%
Aggregate dividends declared on and charges related to Series B and Series C Preferred Stock	(12,258)	(9,322)	(2,936)	31.5%
Net loss attributable to common stockholders	$(8,763)	$(4,396)	$(4,367)	99.3%
Other Income (Expense)
Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our consolidated financial statements) and interest earned on short-term investments, increased for the year ended December 31, 2021, as compared to the prior year, primarily driven by additional interest patronage received from Farm Credit (due to increased borrowings from Farm Credit).
During the year ended December 31, 2021, we recorded approximately $2.2 million of interest patronage from Farm Credit related to interest accrued during 2020, compared to approximately $1.6 million of interest patronage recorded during the prior year.
Interest expense increased for the year ended December 31, 2021, as compared to the prior year, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock and Series D Term Preferred Stock) outstanding for the year ended December 31, 2021, was approximately

$637.6 million, as compared to approximately $502.4 million for the prior year. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the overall effective interest rate charged on our aggregate borrowings was 3.72% and 3.95% for the years ended December 31, 2021 and 2020, respectively.
During the year ended December 31, 2021, we paid aggregate distributions on our Series A Term Preferred Stock and Series D Term Preferred Stock of approximately $3.1 million. The Series D Term Preferred Stock was issued in January 2021, and the Series A Term Preferred Stock was voluntarily redeemed in full in February 2021. During the year ended December 31, 2020, we paid distributions on our Series A Term Preferred Stock of approximately $1.8 million.
During both years ended December 31, 2021 and 2020, we recorded net losses on dispositions of real estate assets primarily due to the disposal of certain irrigation and other improvements on certain of our farms.
The net property and casualty recovery recorded during the years ended December 31, 2021 and 2020 related to insurance recoveries received for certain improvements that were damaged due to natural disasters.
During the years ended December 31, 2021 and 2020, we recognized a loss from investments in an unconsolidated entity of approximately $61,000 and $4,000, respectively.
During the year ended December 31, 2021, the aggregate dividends paid on our Series B Preferred Stock and Series C Preferred Stock increased over that of the prior year due to additional shares issued and outstanding during the current year.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the 2022 MetLife Facility), and issuances of additional equity securities. Our current available liquidity is approximately $138.1 million, consisting of approximately $24.1 million in cash on hand and, based on the current level of collateral pledged, approximately $114.0 million of availability under the 2022 MetLife Facility (subject to compliance with covenants) and other undrawn notes or bonds. In addition, we currently have certain properties valued at a total of approximately $37.2 million that are unencumbered and eligible to be pledged as collateral.
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
Notwithstanding the ongoing COVID-19 pandemic, including surges in certain variants of COVID-19, we believe that our current and short-term cash resources will be sufficient to fund our distributions to stockholders (including non-controlling OP Unitholders), service our debt, pay dividends on our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock, and fund our current operating costs in the near term. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including, but not limited to, shares of common stock through our ATM Program, OP Units through our Operating Partnership as consideration for future acquisitions, and shares of our Series C Preferred Stock), long-term mortgage indebtedness and bond issuances, and other secured and unsecured borrowings. While public equity markets have experienced significant volatility lately, based on discussions with our lenders, we do not believe there will be a credit freeze in the near term. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near-term debt obligations and operating expenses.
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
Operating Obligations

In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms, which are summarized in the table below (dollars in thousands):

Farm Location	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of December 31, 2021
St. Lucie, FL	549	$230		Q3 2022	$111
Santa Barbara, CA	271	4,000	(2)	Q3 2022	2,427
Manatee, FL	590	280		Q4 2022	—
Manatee, FL	271	280		Q4 2022	—
Hillsborough, FL	55	2,250	(2)	Q4 2022	1,554
Charlotte, FL	975	3,000	(2)	Q4 2022	—
Napa, CA	270	1,548	(2)	Q3 2023	1,019
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
Collier & Hendry, FL	3,612	2,000	(2)	Q2 2025	—
Wicomico & Caroline, MD, and Sussex, DE	833	115		Q3 2030	49
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Cash Flow Resources
The following table summarizes total net cash flows for operating, investing, and financing activities for the years ended December 31, 2021 and 2020 (dollars in thousands):

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Net change in cash from:
Operating activities	$32,377	$25,002	$7,375	29.5%
Investing activities	(295,001)	(272,901)	(22,100)	(8.1)%
Financing activities	270,114	243,429	26,685	11.0%
Net change in Cash and cash equivalents	$7,490	$(4,470)	$11,960	(267.6)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased for the year ended December 31, 2021, as compared to the prior year, primarily due to additional rental payments received from recent acquisitions and interest patronage received from Farm Credit, partially offset by increases in the amount of interest payments made.
Investing Activities
The increase in cash used in investing activities for the year ended December 31, 2021, as compared to the prior year, was primarily due to an increase in aggregate cash paid for acquisitions of new farms, partially offset by a decrease in the amount of cash paid for capital improvements on existing farms during the year ended December 31, 2021.
Financing Activities
The increase in cash provided by financing activities during the year ended December 31, 2021, as compared to the prior year, was primarily due to an increase in aggregate net cash proceeds from equity issuances (including on our common stock and Series C Preferred Stock) of approximately $103.0 million and the issuance of our Series D Term Preferred Stock (which, after voluntarily redeeming our Series A Term Preferred Stock in full, resulted in net cash proceeds of approximately $31.6 million), partially offset by decrease in net borrowings of approximately $98.7 million and an increase in total distributions of approximately $8.2 million.
Debt Capital
MetLife Facility

As amended, the 2022 MetLife Facility currently consists of an aggregate of $175.0 million of term notes and $75.0 million of revolving equity lines of credit. We currently have $36.9 million outstanding on the term notes and $100,000 outstanding under the lines of credit. While $213.0 million of the full commitment amount under the 2022 MetLife Facility remains undrawn, based on the current level of collateral pledged, we currently have approximately $110.3 million of availability under the 2022 MetLife Facility. The draw period for the 2020 MetLife Term Note expires on December 31, 2022, and the draw period for the 2022 MetLife Term Note expires on December 31, 2024. After these dates, MetLife has no obligation to disburse any additional undrawn funds under the term notes.
Farmer Mac Facility
As amended on December 10, 2020, our agreement with Farmer Mac Facility provides for bond issuances up to an aggregate amount of $225.0 million by May 31, 2023, after which, Farmer Mac has no obligation to purchase additional bonds under this facility. To date, we have issued aggregate bonds of approximately $98.4 million under the Farmer Mac Facility.
Farm Credit and Other Lenders
Since September 2014, we have closed on multiple loans with various different Farm Credit associations (for additional information on these associations, see Note 4, “Borrowings,” within the accompanying notes to our consolidated financial statements). We also have borrowing relationships with several other agricultural lenders and are continuously reaching out to other lenders to establish prospective new relationships. In addition, we expect to enter into additional borrowing agreements with existing and new lenders in connection with certain potential new acquisitions in the future.
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2021 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock(2)(3)	3,070,535	$24.83	$76,228	$69,855
Common Stock – ATM Program	7,990,994	21.70	173,428	171,693
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).
(2)Excludes share redemptions during the applicable time period.
(3)Excludes approximately 11,021 shares issued pursuant to the DRIP.
Our Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our consolidated financial statements) permits us to issue up to an aggregate of $1.0 billion in securities (including up to $650.0 million reserved for issuance of shares of the Series C Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $103.4 million of Series C Preferred Stock (including approximately $257,000 issued pursuant to the DRIP), $60.4 million of Series D Term Preferred Stock, and $245.6 million of common stock (including approximately $4.4 million of common stock issued to redeem OP Units) under the Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any off-balance sheet arrangements.
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
•Other adjustments. We will adjust for certain non-recurring charges and receipts and will explain such adjustments accordingly. We believe the exclusion of these amounts improves comparability of our operating results on a period-to-period basis and will apply consistent definitions of CFFO for all prior-year periods presented to provide consistency and better comparability.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the years ended December 31, 2021 and 2020 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Years Ended December 31,
	2021	2020
Net income	$3,514	$4,955
Less: Aggregate dividends declared on Series B Preferred Stock and Series C Preferred Stock(1)	(12,258)	(9,322)
Net loss attributable to common stockholders and non-controlling OP Unitholders	(8,744)	(4,367)
Plus: Real estate and intangible depreciation and amortization	27,183	16,655
Plus: Losses on dispositions of real estate assets, net	2,537	2,180
Adjustments for unconsolidated entities(2)	36	18
FFO available to common stockholders and non-controlling OP Unitholders	21,012	14,486
Plus: Acquisition- and disposition-related expenses	355	210
Plus (less): Other nonrecurring (receipts) charges, net(3)	(12)	159
CFFO available to common stockholders and non-controlling OP Unitholders	21,355	14,855
Net rent adjustments	(2,371)	(1,305)
Plus: Amortization of debt issuance costs	1,172	756
Plus: Other non-cash charges, net(4)	246	40
AFFO available to common stockholders and non-controlling OP Unitholders	$20,402	$14,346

Weighted-average common stock outstanding—basic and diluted	30,357,268	22,258,121
Weighted-average common non-controlling OP Units outstanding	166,067	131,745
Weighted-average total common shares outstanding	30,523,335	22,389,866

Diluted FFO per weighted-average total common share	$0.69	$0.65
Diluted CFFO per weighted-average total common share	$0.70	$0.66
Diluted AFFO per weighted-average total common share	$0.67	$0.64

Distributions declared per total common share	$0.54	$0.54
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
(3)Consists primarily of (i) net property and casualty recoveries recorded (net of the cost of related repairs expensed) as a result of the damage caused to certain improvements by natural disasters on certain of our farms, (ii) one-time listing fees related to our Series D Term Preferred Stock, (iii) the write-off of certain unallocated costs related to a prior universal registration statement and, in 2020 only, costs expensed during the year related to an aborted offering, and (iv) certain one-time costs related to the early redemption of our Series A Term Preferred Stock.
(4)Consists of (i) the amount of dividends on the Series C Preferred Stock paid via issuing new shares (pursuant to the DRIP), (ii) the pro-rata write-off of offering costs related to shares of the Series B Preferred Stock and Series C Preferred Stock that were redeemed, which were noncash charges, and (iii) our remaining pro-rata share of income (loss) recorded from investments in unconsolidated entities during the respective periods.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of December 31, 2021, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	27	11,458	9,985	$288,781	$290,518	19.8%
Internal Valuation	3	6,194	4,730	24,978	42,300	2.9%
Third-party Appraisal(2)	134	94,890	78,611	1,007,552	1,130,833	77.3%
Total	164	112,542	93,326	$1,321,311	$1,463,651	100.0%

(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.
(2)Appraisals performed between March 2021 and December 2021.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of December 31, 2021, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$678 – $128,781	$34,305	$5,504 – $5,504	$5,504
Market NOI (per farmable acre)	$158 – $3,543	$1,482	$214 – $214	$214
Market Capitalization Rate	3.00% – 10.50%	5.49%	4.00% – 4.00%	4.00%
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of December 31, 2021, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended December 31, 2021, from the prior value basis as of September 30, 2021, is provided in the table below (dollars in thousands):

Total portfolio fair value as of September 30, 2021		$1,314,670
Plus: Acquisition of seven new farms during the three months ended December 31, 2021		146,842	(1)
Plus net value appreciation during the three months ended December 31, 2021:
One cooling facility valued internally	$2,323
24 farms valued via third-party appraisals	(184)
Total net appreciation for the three months ended December 31, 2021		2,139
Total portfolio fair value as of December 31, 2021		$1,463,651
(1)Includes approximately $1.2 million paid to exercise a water purchase option that was acquired in connection with one of the farms that was acquired during the three months ended December 31, 2021.
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of December 31, 2021, was approximately $663.8 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $671.6 million. The fair values of our Series B Preferred Stock and Series D Term Preferred Stock were determined using the closing stock prices as of December 31, 2021, of $26.50 per share and $25.64 per share, respectively. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series C Preferred Stock to be $25.00 per share as of December 31, 2021 (see Exhibit 99.1 to this Form 10-K).
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
As of December 31, 2021, we estimate the NAV per common share to be $14.31. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$589,066
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(1,321,311)
Plus: estimated fair value of real estate holdings(2)	1,463,651
Net fair value adjustment for real estate holdings		142,340
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	731,948
Less: fair value of aggregate long-term indebtedness(3)(4)	(725,678)
Net fair value adjustment for long-term indebtedness		6,270
Estimated NAV		$737,676
Less: aggregate fair value of Series B Preferred Stock and Series C Preferred Stock(5)		(245,169)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$492,507
Total common shares and non-controlling OP Units outstanding(6)		34,414,791
Estimated NAV per common share and non-controlling OP Unit		$14.31
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.
(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series D Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series D Term Preferred Stock was valued based on its closing stock price as of December 31, 2021.
(5)The Series B Preferred Stock was valued based on its closing stock price as of December 31, 2021, while the Series C Preferred Stock was valued at its liquidation value, as discussed above.
(6)Includes 34,210,013 shares of common stock and 204,778 OP Units held by non-controlling OP Unitholders.
A quarterly rollforward in the estimated NAV per common share and OP Unit for the three months ended December 31, 2021, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of September 30, 2021		$13.80
Less net loss attributable to common stockholders and non-controlling OP Unitholders		(0.04)
Adjustments for net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.18
Net change in unrealized fair value of long-term indebtedness	0.12
Net change in valuations		0.30
Less distributions on common stock and non-controlling OP Units		(0.14)
Plus net accretive effect of equity issuances		0.39
Estimated NAV per common share and non-controlling OP Unit as of December 31, 2021		$14.31
(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) an increase of $0.06 per share due to the farms that were valued during the three months ended December 31, 2021, (ii) an increase of $0.23 per share due to the aggregate depreciation and amortization expense recorded during the three months ended December 31, 2021, and (iii) a decrease of $0.11 per share due to capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $14.31 as of December 31, 2021, based on the calculation above, the closing price of our common stock on December 31, 2021, was $33.76 per share.
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
February 22, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Gladstone Land Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gladstone Land Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Purchase Price Allocations for Real Estate Acquisitions – Land Valued Using a Sales Comparison Approach
As described in Notes 2 and 3 to the consolidated financial statements, during 2021 the Company completed 16 real estate acquisitions consisting of 27 farms for a total purchase price of $294 million, which consisted of $98 million of land. Management allocates the purchase price of real estate to (i) the tangible assets acquired and liabilities assumed (typically consisting of land, buildings, improvements, permanent plantings, and long-term debt) and, if applicable, (ii) any identifiable intangible assets and liabilities (typically consisting of in-place lease values, lease origination costs, the values of above- and below-market leases, and tenant relationships), based in each case on their relative fair values. Management’s estimates of fair value are made using methods such as a sales comparison approach, a cost approach, and either an income capitalization approach or discounted cash flow analysis.
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
Washington, DC
February 22, 2022
We have served as the Company’s auditor since 2005.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per-share data)

	December 31, 2021	December 31, 2020
ASSETS
Real estate, at cost	$1,357,800	$1,095,439
Less: accumulated depreciation	(74,002)	(49,236)
Total real estate, net	1,283,798	1,046,203
Lease intangibles, net	4,456	3,732
Cash and cash equivalents	16,708	9,218
Other assets, net	46,588	8,136
TOTAL ASSETS	$1,351,550	$1,067,289

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	667,882	623,961
Series A mandatorily-redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 0 shares authorized, issued, or outstanding as of December 31, 2021; 2,000,000 shares authorized, 1,150,000 shares issued and outstanding as of December 31, 2020; net	—	28,594
Series D mandatorily-redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of December 31, 2021; 0 shares authorized, issued, or outstanding as of December 31, 2020; net	58,696	—
Accounts payable and accrued expenses	10,874	9,081
Due to related parties, net	4,224	2,484
Other liabilities, net	20,708	19,279
Total liabilities	762,484	683,499
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value; $25.00 per share liquidation preference; 6,456,065 shares authorized, 5,956,065 shares issued and outstanding as of December 31, 2021 and 2020	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,989,942 shares authorized, 3,493,333 shares issued and outstanding as of December 31, 2021; 25,999,862 shares authorized, 1,088,435 shares issued and outstanding as of December 31, 2020	3	1
Common stock, $0.001 par value; 63,953,993 shares authorized, 34,210,013 shares issued and outstanding as of December 31, 2021; 65,544,073 shares authorized, 26,219,019 shares issued and outstanding as of December 31, 2020	34	26
Additional paid-in capital	668,275	440,470
Distributions in excess of accumulated earnings	(80,467)	(55,213)
Accumulated other comprehensive loss	(1,036)	(1,500)
Total stockholders’ equity	586,815	383,790
Non-controlling interests in Operating Partnership	2,251	—
Total equity	589,066	383,790
TOTAL LIABILITIES AND EQUITY	$1,351,550	$1,067,289

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)

	For the Years Ended December 31,
	2021	2020
OPERATING REVENUES:
Lease revenue, net	$75,318	$57,031
Total operating revenues	75,318	57,031
OPERATING EXPENSES:
Depreciation and amortization	27,183	16,655
Property operating expenses	2,536	1,848
Base management fee	6,329	4,289
Incentive fee	3,901	3,038
Administration fee	1,526	1,448
General and administrative expenses	2,139	2,102
Total operating expenses	43,614	29,380
OTHER INCOME (EXPENSE):
Other income	2,291	1,872
Interest expense	(24,883)	(20,621)
Dividends declared on Series A and Series D mandatorily-redeemable preferred stock	(3,068)	(1,833)
Loss on dispositions of real estate assets, net	(2,537)	(2,180)
Property and casualty recovery, net	68	70
Loss from investments in unconsolidated entities	(61)	(4)
Total other expense, net	(28,190)	(22,696)
NET INCOME	3,514	4,955
Net income attributable to non-controlling interests	(19)	(29)
NET INCOME ATTRIBUTABLE TO THE COMPANY	3,495	4,926
Dividends declared on Series B and Series C cumulative redeemable preferred stock	(12,235)	(9,278)
Loss on extinguishment of Series B and Series C cumulative redeemable preferred stock	(23)	(44)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,763)	$(4,396)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.29)	$(0.20)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	30,357,268	22,258,121

COMPREHENSIVE INCOME:
Net income attributable to the Company	$3,495	$4,926
Change in fair value related to interest rate hedging instruments	464	(1,110)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$3,959	$3,816

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2019	4,755,869	$5	—	$—	20,936,658	$21	$315,770	$(38,785)	$(390)	$276,621	$2,349	$278,970
Issuance of Series B Preferred Stock, net	1,229,531	1	—	—	—	—	27,049	—	—	27,050	—	27,050
Redemptions of Series B Preferred Stock	(29,335)	—	—	—	—	—	(637)	(44)	—	(681)	—	(681)
Issuance of Series C Preferred Stock, net	—	—	1,088,573	1	—	—	24,715	—	—	24,716	—	24,716
Redemptions of Series C Preferred Stock	—	—	(138)	—	—	—	(3)	—	—	(3)	—	(3)
Redemptions of OP Units	—	—	—	—	288,304	—	4,383	—	—	4,383	(4,383)	—
Issuance of common stock, net	—	—	—	—	4,994,057	5	71,267	—	—	71,272	—	71,272
Net income	—	—	—	—	—	—	—	4,926	—	4,926	29	4,955
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(9,278)	—	(9,278)	—	(9,278)
Distributions—OP units and common stock	—	—	—	—	—	—	—	(12,032)	—	(12,032)	(69)	(12,101)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	(1,110)	(1,110)	—	(1,110)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(2,074)	—	—	(2,074)	2,074	—
Balance at December 31, 2020	5,956,065	$6	1,088,435	$1	26,219,019	$26	$440,470	$(55,213)	$(1,500)	$383,790	$—	$383,790
Issuance of Series C Preferred Stock, net	—	—	2,414,818	2	—	—	54,897	—	—	54,899	—	54,899
Redemptions of Series C Preferred Stock	—	—	(9,920)	—	—	—	(225)	(23)	—	(248)	—	(248)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	3,970	3,970
Issuance of common stock, net	—	—	—	—	7,990,994	8	171,487	—	—	171,495	—	171,495
Net income	—	—	—	—	—	—	—	3,495	—	3,495	19	3,514
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(12,235)	—	(12,235)	—	(12,235)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(16,491)	—	(16,491)	(92)	(16,583)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	464	464	—	464
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	1,646	—	—	1,646	(1,646)	—
Balance at December 31, 2021	5,956,065	$6	3,493,333	$3	34,210,013	$34	$668,275	$(80,467)	$(1,036)	$586,815	$2,251	$589,066
The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,514	$4,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,183	16,655
Amortization of debt issuance costs	1,172	756
Amortization of deferred rent assets and liabilities, net	(581)	(215)
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	122	47
Loss from investments in unconsolidated entities	61	4
Bad debt expense	13	17
Loss on dispositions of real estate assets, net	2,537	2,180
Property and casualty recovery, net	(68)	(70)
Changes in operating assets and liabilities:
Other assets, net	(5,939)	(1,779)
Accounts payable and accrued expenses and Due to related parties, net	1,905	(744)
Other liabilities, net	2,458	3,196
Net cash provided by operating activities	32,377	25,002
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(286,827)	(255,948)
Capital expenditures on existing real estate assets	(6,120)	(16,510)
Contributions to unconsolidated real estate entities	(2,054)	(573)
Proceeds from dispositions of real estate assets	—	342
Insurance proceeds received capitalized as real estate additions	—	68
Deposits on prospective real estate acquisitions and investments	—	(280)
Net cash used in investing activities	(295,001)	(272,901)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	233,393	130,348
Offering costs	(6,660)	(6,620)
Redemption of cumulative redeemable preferred stock (Series B and Series C)	(248)	(684)
Proceeds from issuance of mandatorily-redeemable preferred stock (Series D)	60,375	—
Redemption of mandatorily-redeemable preferred stock (Series A)	(28,750)	—
Borrowings from lines of credit	—	22,300
Repayments of lines of credit	—	(22,300)
Borrowings from notes and bonds payable	67,907	156,053
Repayments of notes and bonds payable	(23,924)	(13,413)
Payments of financing fees	(2,717)	(1,172)
Dividends paid on cumulative redeemable preferred stock (Series B and Series C)	(12,679)	(8,982)
Distributions paid to non-controlling common interests in Operating Partnership	(92)	(68)
Distributions paid on common stock	(16,491)	(12,033)
Net cash provided by financing activities	270,114	243,429
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,490	(4,470)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,218	13,688
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,708	$9,218

The accompanying notes are an integral part of these consolidated financial statements.
GLADSTONE LAND CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid(1)	$26,395	$22,501
NON-CASH INVESTING, AND FINANCING INFORMATION:
Issuance of non-controlling interests in Operating Partnership in conjunction with acquisitions	3,970	—
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	3,724	1,575
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	3	74
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	116	135
Unrealized gain (loss) related to interest rate hedging instrument	1,036	(1,500)
Dividends paid on Series C Preferred Stock via additional share issuances	185	6
(1) Includes distributions made on our Series D Term Preferred stock and Series A Term Preferred stock

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
Organization
We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of December 31, 2021 and 2020, the Company owned approximately 99.4% and 100.0%, respectively, of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).

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

Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the tax years ended December 31, 2021 and 2020, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
Real Estate and Lease Intangibles
Our investments in real estate consist of farmland, improvements made to the farmland (consisting primarily of irrigation and drainage systems and buildings), and permanent plantings acquired in connection with certain land purchases (consisting primarily of almond and pistachio trees, blueberry bushes, and wine vineyards). We record investments in real estate at cost and generally capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of routine repairs and maintenance as such costs are incurred. We generally compute depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the shorter of the estimated useful life or 40 years for permanent plantings, 5 to 20 years for equipment and fixtures.
Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, and other of our acquisitions involve the acquisition of farmland that was already being operated as rental property, in which case we will typically assume the lease in place at the time of acquisition. Most of our acquisitions, including those with a prior leasing history, are generally treated as asset acquisitions under Accounting Standards Codification 805, “Business Combinations” (“ASC 805”).
ASC 805 requires that the purchase price of real estate be allocated to (i) the tangible assets acquired and liabilities assumed (typically consisting of land, buildings, improvements, permanent plantings, and long-term debt) and, if applicable, (ii) any identifiable intangible assets and liabilities (typically consisting of in-place lease values, lease origination costs, the values of above- and below-market leases, and tenant relationships), based in each case on their fair values. In addition, all acquisition-related costs (other than legal costs incurred directly related to either originating new leases we execute upon acquisition or reviewing in-place leases we assumed upon acquisition) are capitalized and included as part of the fair value allocation of the identifiable tangible and intangible assets acquired or liabilities assumed. ASC 805 required that all costs related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.
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
We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of December 31, 2021 and 2020, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
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
Cash and Cash Equivalents
We consider cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. Our cash and cash equivalents as of December 31, 2021 and 2020 were held in the custody of one financial institution, and our balance at times may exceed federally-insurable limits. We did not have any restricted cash or restricted cash equivalents as of December 31, 2021 or 2020.
Debt Issuance Costs
Debt issuance costs consist of costs incurred to obtain debt financing, including legal fees, origination fees, and administrative fees. Costs associated with our long-term borrowings are deferred and amortized over the terms of the respective financings using the straight-line method, which approximates the effective interest method. In the case of our lines of credit, the straight-line method is used due to the revolving nature of the financing instrument. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense. In addition, in accordance with ASC 470, “Debt,” when a financing arrangement is amended so that the only material change is an increase in the borrowing capacity, the unamortized deferred financing costs from the prior arrangement is amortized over the term of the new arrangement. During the years ended December 31, 2021 and 2020, we recorded approximately $1.2 million and $756,000, respectively, of total amortization expense related to debt issuance costs.
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
Other Assets and Other Liabilities
Other assets, net generally consists primarily of net deferred rent assets, rents receivable, deferred offering costs, prepaid expenses, deferred financing costs associated with our lines of credit, operating lease right-of-use assets, deposits on potential real estate acquisitions, the carrying value of five industrial generators used to provide temporary power for newly-drilled wells on certain of our farms, investments in long-term water assets (see Note 3, “Real Estate and Lease Intangibles—Investments in Water Assets,” for further discussion), and net ownership interests in special-purpose LLCs (see “—Investments in Unconsolidated Entities” below for further discussion).
Other liabilities, net generally consists primarily of rents received in advance, net deferred rent liabilities, operating lease liabilities, and the fair value of interest rate swaps if market interest rates are below the fixed rate of the respective swap (see Note 4, “Borrowings—Interest Rate Swap Agreements,” for further discussion).
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
We perform an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. As of December 31, 2021 and 2020, we had no provisions for uncertain tax positions. The prior three tax years remain open for an audit by the Internal Revenue Service.
Comprehensive Income
We record the effective portion of changes in the fair value of the interest rate swap agreements that qualify as cash flow hedges to accumulated other comprehensive income. For the years ended December 31, 2021 and 2020, we reconciled net income attributable to the Company to comprehensive income attributable to the Company on the accompanying Consolidated Statements of Operations and Comprehensive Income.
Segment Reporting
We manage our operations on an aggregated, single-segment basis for purposes of assessing performance and making operating decisions and, accordingly, have only one reporting and operating segment.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously-reported net income, equity, or net change in cash and cash equivalents.
Recently-Issued Accounting Pronouncements
In April 2020, the FASB issued a staff question-and-answer document, “Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic” (the “COVID-19 Q&A”), to address certain frequently-asked questions pertaining to lease concessions arising from the effects of the COVID-19 pandemic. Existing lease guidance requires entities to determine if a lease concession is a result of a new arrangement reached with the tenant (which would be addressed under the lease modification accounting framework) or if a lease concession is under the enforceable rights and obligations within the existing lease agreement (which would not fall under the lease modification accounting framework). The COVID-19 Q&A clarifies that entities may elect to not evaluate whether lease-related relief granted in light of the effects of COVID-19 is a lease modification, provided that the concession does not result in a substantial increase in rights of the lessor or obligations of the lessee. This election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than the total payments required by the original contract. This election did not have a material impact on our consolidated financial statements.
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
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 164 farms we owned as of December 31, 2021 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	62	33,027	30,740	$854,859	$415,667
Florida	26	22,591	17,639	221,736	130,929
Arizona(6)	6	6,280	5,228	55,701	18,253
Colorado	12	32,773	25,577	47,314	29,466
Washington	3	1,384	1,001	37,543	24,921
Nebraska	9	7,782	7,050	30,416	12,173
Michigan	23	1,892	1,245	24,661	14,608
Oregon(7)	5	726	606	20,604	10,660
Texas	1	3,667	2,219	8,250	5,000
Maryland	6	987	863	7,970	4,584
South Carolina	3	597	447	3,722	2,215
Georgia	2	230	175	2,874	—
North Carolina	2	310	295	2,204	1,172
New Jersey	3	116	101	2,181	1,290
Delaware	1	180	140	1,276	735
Totals	164	112,542	93,326	$1,321,311	$671,673
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Specifically, includes Total real estate, net (excluding improvements paid for by the tenant) and Lease intangibles, net; plus long-term water assets, net above-market lease values, net lease incentives, and net investments in special-purpose LLCs included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Consolidated Balance Sheets.
(2)Excludes approximately $3.7 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of December 31, 2021, this investment had a net carrying value of approximately $1.1 million and is included within Other assets, net on the accompanying Consolidated Balance Sheet.
(4)Includes five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. The ground sublease had a net cost basis of approximately $763,000 as of December 31, 2021 (included in Lease intangibles, net on the accompanying Consolidated Balance Sheets).
(5)Includes 45,000 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California. See “—Investments in Water Assets” below for additional information on this water.
(6)Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2022 (which was extended to February 2032 subsequent to December 31, 2021) and February 2025, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $1.1 million as of December 31, 2021 (included in Lease intangibles, net on the accompanying Consolidated Balance Sheets).
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to one of our farms. As of December 31, 2021, this investment had a net carrying value of approximately $2.1 million and is included within Other assets, net on the accompanying Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Real estate:
Land and land improvements	$812,830	$713,333
Permanent Plantings	331,969	202,420
Irrigation and drainage systems	153,688	141,408
Farm-related facilities	46,804	28,146
Other site improvements	12,509	10,132
Real estate, at cost	1,357,800	1,095,439
Accumulated depreciation	(74,002)	(49,236)
Real estate, net	$1,283,798	$1,046,203
Real estate depreciation expense on these tangible assets was approximately $25.9 million and $14.9 million for the years ended December 31, 2021 and 2020, respectively.

Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of December 31, 2021 and 2020, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.5 million and $2.0 million, respectively. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $406,000 and $304,000 during the years ended December 31, 2021 and 2020, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying value of certain lease intangible assets and the related accumulated amortization as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Lease intangibles:
Leasehold interest – land	$4,295	$3,498
In-place leases	2,174	1,968
Leasing costs	1,808	1,640
Other(1)	130	127
Lease intangibles, at gross cost	8,407	7,233
Accumulated amortization	(3,951)	(3,501)
Lease intangibles, net	$4,456	$3,732
(1)Other consists primarily of tenant relationships.
Total amortization expense related to these lease intangible assets was approximately $1.3 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021		December 31, 2020
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$65	$(12)	$308	$(154)
Below-market lease values and other deferred revenues(2)	(2,010)	340	(908)	336
	$(1,945)	$328	$(600)	$182
(1)Net above-market lease values and lease incentives are included as part of Other assets, net on the accompanying Consolidated Balance Sheets, and the related amortization is recorded as a reduction of Lease revenue, net on the accompanying Consolidated Statements of Operations and Comprehensive Income.
(2)Net below-market lease values and other deferred revenue are included as a part of Other liabilities, net on the accompanying Consolidated Balance Sheets, and the related accretion is recorded as an increase to Lease revenue, net on the accompanying Consolidated Statements of Operations and Comprehensive Income.
Total amortization related to above-market lease values and lease incentives was approximately $48,000 and $203,000 for the years ended December 31, 2021 and 2020, respectively. Total accretion related to below-market lease values and other deferred revenues was approximately $224,000 and $113,000 for the years ended December 31, 2021 and 2020, respectively.
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

Period		Estimated Amortization Expense	Estimated Net Increase (Decrease) to Lease Revenue
For the fiscal years ending December 31:	2022	$796	$179
	2023	660	159
	2024	631	155
	2025	441	155
	2026	362	155
	Thereafter	1,566	814
		$4,456	$1,617
Acquisitions
2021 Acquisitions
During the year ended December 31, 2021, we acquired 27 new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Palmer Mill Road	Dorchester, MD	3/3/2021	228	2	Sod	10.0 years	2 (5 years)	$1,600	$56	$89
Eight Mile Road – Port Facility	San Joaquin, CA	3/11/2021	5	—	Cooling facility and storage	9.8 years	3 (5 years)	3,977	50	189
South Avenue	Tehama, CA	4/5/2021	2,285	1	Olives for olive oil	14.7 years	1 (5 years)	37,800	149	2,555
Richards Avenue	Atlantic, NJ	6/3/2021	116	3	Blueberries	14.9 years	2 (5 years)	2,150	63	129
Lerdo Highway (Phase I)(3)(4)	Kern, CA	6/4/2021	639	1	Conventional & organic almonds and banked water	10.4 years	3 (10 years)	26,492	111	974
Almena Drive	Van Buren & Eaton, MI	6/9/2021	930	8	Blueberries	14.7 years	2 (5 years)	13,300	51	785
Maricopa Highway	Kern, CA	8/11/2021	277	1	Organic blueberries	14.9 years	3 (5 years)	30,000	63	2,262
Wallace Road	Yamhill, OR	8/11/2021	143	1	Organic blueberries	10.1 years	3 (5 years)	12,320	39	768
West Orange	St. Lucie, FL	8/18/2021	617	2	Lemons and oranges	12.0 years	None	5,241	184	367
Lerdo Highway (Phase II)(3)(5)	Kern, CA	8/20/2021	479	1	Conventional & organic almonds and banked water	10.2 years	3 (10 years)	14,772	53	735
Lerdo Highway (Phase III)(3)(6)	Kern, CA	10/8/2021	1,291	1	Conventional & organic almonds, conventional & organic pistachios, and banked water	10.1 years	3 10 years)	42,959	90	1,981
Raymond Road(3)	Madera, CA	10/21/2021	219	1	Almonds	10.0 years	1 (5 years)	3,300	78	183
Cogdell Highway	Atkinson, GA	11/12/2021	230	2	Blueberries	14.8 years	None	2,850	45	224
Chuckhole Lane(7)	Umatilla, OR	11/23/2021	165	1	Wine grapes	9.9 years	2 (10 years)	2,383	117	139
West Lerdo Highway(3)(8)	Kern, CA	12/3/2021	2,635	1	Pistachios	2.9 years	None	88,000	97	4,395
Farm Road	Charlotte, FL	12/16/2021	1,204	1	Sod, watermelons, and cattle	5.0 years	1 (5 years)	7,350	94	388
			11,463	27				$294,494	$1,340	$16,163
(1)Includes approximately $78,000 of external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.
(2)Unaudited; based on the minimum cash rental payments guaranteed under the respective leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)Lease provides for an annual participation rent component based on the gross crop revenues earned on the farm. The rent figure above represents only the minimum cash guaranteed under the lease.
(4)As part of the acquisition of this property, we acquired a contract to purchase 20,330 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, at a fixed price. We executed this contract on June 25, 2021, at an additional cost of approximately $1.2 million, which is included in the total purchase price for this property in the table above. Income is not currently being earned on the value attributable to the water. See “—Investments in Water Assets” below for additional information on this water.
(5)As part of the acquisition of this property, we acquired a contract to purchase 5,000 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, at a fixed price. We executed this contract on August 23, 2021, at an additional cost of approximately $306,000, which is included in the total purchase price for this property in the table above. Income is not currently being earned on the value attributable to the water. See “—Investments in Water Assets” below for additional information on this water.
(6)As part of the acquisition of this property, we acquired a contract to purchase 19,670 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, at a fixed price. We executed this contract on October 11, 2021, at an additional cost of approximately $1.2 million, which is included in the total purchase price for this property in the table above. Income is not currently being earned on the value attributable to the water. See “—Investments in Water Assets” below for additional information on this water.
(7)In connection with the acquisition of this property, we also acquired an ownership interest in a related LLC, the sole purpose of which is to own and maintain an irrigation system providing water to this and other neighboring properties. Our acquired ownership, which equated to a 9.1% interest in the LLC, was valued at approximately $2.1 million at the time of acquisition and is included within Other assets, net on the accompanying Consolidated Balance Sheets. See “—Investments in Unconsolidated Entities” below for further information for our aggregate ownership interest in this and other LLCs.
(8)Lease provides for an initial term of 9.9 years but also includes an annual tenant termination option, effective as of the end of the lease year (as defined within the lease) following the exercise of such termination option. The lease term stated above represents the term through the first available termination option, and the annualized straight-line rent amount represents the rent guaranteed through the noncancellable term of the lease.
During the year ended December 31, 2021, in the aggregate, we recognized operating revenues of approximately $6.4 million and net income of approximately $2.4 million related to the above acquisitions.
2020 Acquisitions
During the year ended December 31, 2020, we acquired 26 new farms, which are summarized in the table below (dollars in thousands, except for footnotes).

Property Name	Property Location	Acquisition Date	Total Acreage	No. of Farms	Primary Crop(s)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
County Road 18	Phillips, CO	1/15/2020	1,325	2	Sugar beets, edible beans, potatoes, & corn	6.0 years	None	$7,500	$39	$416
Lamar Valley	Chase, NE	5/7/2020	678	1	Potatoes, edible beans, & corn	6.7 years	2 (5 years)	3,500	43	204
Driver Road(3)	Kern, CA	6/5/2020	590	1	Pecans	4.7 years	2 (10 years)	14,169	52	784
Mt. Hermon	Wicomico & Caroline, MD, and Sussex, DE	8/31/2020	939	5	Sod & vegetables	10.0 years	2 (5 years)	7,347	226	432
Firestone Avenue(4)(5)(6)	Fresno, CA	9/3/2020	2,534	3	Pistachios and misc. organic & conventional vegetables	1.2 years	2 (5 years)	31,833	131	1,734
West Lost Hills Road(4)(7)(8)	Fresno, CA	10/1/2020	801	1	Pistachios	1.1 years	4 (3 years)	31,827	77	1,752
Tractor Road	Bamberg & Orangeburg, SC	10/23/2020	597	3	Sod	9.5 years	None	3,765	72	244
American Ave	Fresno, CA	12/11/2020	236	1	Current: Table grapes; Future: Almonds	19.9 years	1 (5 years)	3,600	55	241
Round Mountain	Ventura, CA	12/15/2020	368	3	Misc. vegetables	1.6 years	None	20,750	66	949
West Sierra	Tulare, CA	12/17/2020	4,642	1	Almonds, pomegranates (conventional & organic), pistachios, and oats	9.9 years	1 (10 years)	61,500	112	3,886
Eight Mile Road	San Joaquin, CA	12/24/2020	1,036	2	Conventional & organic blueberries	10.0 years	3 (5 years)	34,300	57	2,234
Rock Road	Whatcom, WA	12/24/2020	638	2	Blueberries	10.0 years	3 (5 years)	31,700	105	1,885
Fountain Springs(4)	Tulare, CA	12/31/2020	160	1	Citrus (mandarins & lemons)	7.8 years	2 (5 years)	4,200	51	252
			14,544	26				$255,991	$1,086	$15,013
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
(7)Lease provides for an initial term of 5.1 years but also includes an annual tenant termination option should the tenant become physically unable to continue farming operations on the property, effective as of the end of the then-current lease year (as defined within the lease). The lease term stated above represents the term through the first available termination option, and the annualized straight-line rent amount represents the rent guaranteed through the noncancellable term of the lease.

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
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the years ended December 31, 2021 and 2020 is as follows (dollars in thousands):

Assets (Liabilities) Acquired	2021 Acquisitions	2020 Acquisitions
Land and land improvements	$98,403	$124,870
Permanent plantings	129,677	93,751
Irrigation & drainage systems	11,277	26,837
Farm-related facilities	17,521	6,620
Other site improvements	984	2,699
Leasehold interest—land	790	—
In-place lease values	688	395
Leasing costs	511	250
Above-market lease values(1)	—	54
Below-market lease values(2)	(1,321)	(58)
Investment in LLC(1)	2,054	573
Water purchase contracts(1)(3)	31,153	—
Total Purchase Price	$291,737	255,991
(1)Included within Other assets, net on the accompanying Consolidated Balance Sheets.
(2)Included within Other liabilities, net on the accompanying Consolidated Balance Sheets.
(3)Represents only the value attributable to the water purchase contracts acquired as part of the acquisition of Lerdo Highway and excludes approximately $2.8 million paid to execute the contracts subsequent to the acquisition.
Acquired Intangibles and Liabilities
The following table shows the weighted-average amortization periods (in years) for the intangible assets acquired and liabilities assumed in connection with new real estate acquired during the years ended December 31, 2021 and 2020:

	Weighted-Average Amortization Period (in Years)
Intangible Assets and Liabilities	2021	2020
Leasehold interest – land	20.8	0
In-place lease values	13.9	4.6
Leasing costs	13.3	8.3
Above-market lease values and lease incentives	0	10.0
Below-market lease values and other deferred revenue	9.8	1.3
All intangible assets and liabilities	13.8	5.9
Investments in Unconsolidated Entities
In connection with the acquisition of certain farmland located in Fresno County, California, we also acquired an ownership in a related limited liability company (the “Fresno LLC”), the sole purpose of which is to own and maintain a pipeline conveying water to our and other neighboring properties. As of December 31, 2021, our aggregate ownership interest in the Fresno LLC was 50.0%. As our investment in the Fresno LLC is deemed to constitute “significant influence,” we have accounted for this investment under the equity method.
In the connection with the acquisition of certain farmland located in Umatilla County, Oregon, we also acquired an ownership in a related limited liability company (the “Umatilla LLC”), the sole purpose of which is to own and maintain an irrigation system providing water to our and other neighboring properties. As of December 31, 2021, our aggregate ownership interest in the Umatilla LLC was 9.1%. As our investment in the Umatilla LLC is deemed to constitute “significant influence,” we have accounted for this investment under the equity method.
During the years ended December 31, 2021 and 2020, we recorded an aggregate loss of approximately $61,000 and $4,000, respectively (included in Loss from investments in unconsolidated entities on our Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. Our combined ownership interest in the Fresno LLC and the Umatilla LLC, which had an aggregate carrying value of approximately $3.1 million and $1.2 million as of December 31, 2021 and 2020, respectively, is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Investments in Water Assets
In connection with the acquisition of certain farmland located in Kern County, California, we also acquired three contracts to purchase an aggregate of 45,000 acre-feet of banked water held by Semitropic Water Storage District (“SWSD”), a water storage district located in Kern County, California, at a fixed price. The contracts to purchase the banked water could not readily be net settled by means outside of the contracts, and all rights and obligations associated with the purchase contracts were transferred to us at acquisition of the related farmland. We were not required to purchase a specific amount, or any, of the 45,000 acre-feet of water. Upon acquisition, we recognized the contracts at their relative fair value in accordance with ASC 805.
During the year ended December 31, 2021, we executed all three contracts to purchase all 45,000 acre-feet of banked water for an aggregate additional cost of approximately $2.8 million. The purchased banked water was recognized at cost, including any administrative fees necessary to transfer the water to our banked water account. While we may, in the future, sell the banked water to an unrelated third party for a profit, our current intent is to hold the water for the long-term for future use on our own farms. There is no amount of time by which we must use the water held by SWSD.
As of December 31, 2021, the investment in banked water had a carrying value of approximately $34.0 million, which includes the subsequent cost to execute the contract, and is included within Other assets, net on our Consolidated Balance Sheets.
Each quarter, we will review the investment in banked water for any indicators of impairment in accordance with ASC 360, “Property, Plant, and Equipment,” and perform an impairment analysis if there are any such indicators. As of December 31, 2021, we concluded that there were no such indicators and that the water was not impaired.
Future Minimum Lease Payments
We account for all of our leasing arrangements in which we are the lessor as operating leases. The majority of our leases are subject to fixed rental increases, and a small subset of our lease portfolio includes lease payments based on an index, such as the consumer price index (“CPI”). In addition, several of our leases contain participation rent components based on the gross revenues earned on the respective farms. Most of our leases also include tenant renewal options; however, these renewal options are generally based on then-current market rental rates and are therefore typically excluded from the determination of the minimum lease term. The majority of our leases do not generally include tenant termination options.
The following tables summarize the future lease payments to be received under noncancellable leases as of December 31, 2021 (dollars in thousands):

Period		Tenant Lease Revenue
For the fiscal years ending December 31,	2022	$75,700
	2023	71,046
	2024	64,985
	2025	57,953
	2026	53,829
	Thereafter	206,361
		$529,874
Portfolio Concentrations
Credit Risk

As of December 31, 2021, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10.0% of the total lease revenue recorded during the year ended December 31, 2021.
Geographic Risk
Farms located in California and Florida accounted for approximately $49.6 million (65.9%) and $13.7 million (18.2%), respectively, of the total lease revenue recorded during the year ended December 31, 2021. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster (such as an earthquake, wildfire, or flood) occur or climactic change impact the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California or Florida have been materially impacted by the recent wildfires, droughts, or hurricanes that occurred in those respective regions. In addition, in light of the ongoing drought taking place in the western U.S., all of our farms in the region have independent (and, in most cases, multiple) sources of water, in addition to rainfall, and have not been materially impacted by the current drought conditions. No other single state accounted for more than 10.0% of the total rental revenue recorded during the year ended December 31, 2021.
NOTE 4. BORROWINGS
Our borrowings as of December 31, 2021 and 2020 are summarized below (dollars in thousands):

	Carrying Value as of		As of December 31, 2021
	December 31, 2021	December 31, 2020	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Notes and bonds payable:
Fixed-rate notes payable	$583,807	$492,182	2.44%–5.70%; 3.73%	2/14/2022–7/1/2051; October 2032
Variable-rate notes payable(2)	1,714	45,525	3.00%–3.00%; 3.00%	10/1/2040–10/1/2040; October 2040
Fixed-rate bonds payable	86,052	89,883	2.13%–4.57%; 3.45%	1/12/2022–12/30/2030; November 2024
Total notes and bonds payable	671,573	627,590
Debt issuance costs – notes and bonds payable	(3,691)	(3,629)	N/A	N/A
Notes and bonds payable, net	$667,882	$623,961

Variable-rate revolving lines of credit	$100	$100	2.50%	4/5/2024

Total borrowings, net	$667,982	$624,061
(1)Where applicable, stated interest rates are before interest patronage (as described below).
(2)Notes were fixed subsequent to the respective fiscal year ends.
As of December 31, 2021, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.2 billion. The weighted-average interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.72% and 3.95% for the years ended December 31, 2021 and 2020, respectively. In addition, 2020 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 28.7% reduction (approximately 135 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payables—Interest Patronage” for further discussion on interest patronage.
We generally borrow at a rate of 60% of the value of the underlying agricultural real estate, and, except as noted herein, the amounts borrowed are not generally guaranteed by the Company. Our loan agreements generally contain various affirmative and negative covenants, including with respect to liens, indebtedness, mergers, and asset sales, and customary events of default. These agreements may also require that we satisfy certain financial covenants at the end of each calendar quarter or year. Some of these financial covenants include, but are not limited to, staying below a maximum leverage ratio and maintaining a minimum net worth value, rental-revenue-to-debt ratio, current ratio, and fixed charge coverage ratio. As of December 31, 2021, we were in compliance with all covenants applicable to the above borrowings.
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
On February 20, 2020, we entered into an agreement with MetLife to remove the MetLife Lines of Credit from the Prior MetLife Facility and create a new credit facility consisting of a new $75.0 million long-term note payable (the “2020 MetLife Term Note”) and the MetLife Lines of Credit (collectively, the “2020 MetLife Facility”).
The following table summarizes the pertinent terms of the 2020 MetLife Facility as of December 31, 2021 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment
2020 MetLife Term Note	$75,000	(1)	1/5/2030	$36,900	2.75%, fixed through 1/4/2030	(2)	$38,100	(3)
MetLife Lines of Credit	75,000		4/5/2024	100	3-month LIBOR + 2.00%	(4)	74,900	(3)
Total principal outstanding				$37,000
(1)If the aggregate commitment under the 2020 MetLife Term Note is not fully utilized by December 31, 2022, MetLife has no obligation to disburse the additional funds under the 2020 MetLife Term Note.
(2)Interest rates on future disbursements under the 2020 MetLife Term Note will be based on prevailing market rates at the time of such disbursements. In addition, through December 31, 2022, the 2020 MetLife Term Note is also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the 2020 MetLife Term Note).
(3)Based on the properties that were pledged as collateral under the 2020 MetLife Facility, as of December 31, 2021, the maximum additional amount we could draw under the facility was approximately $58.4 million.
(4)The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under each line of credit).
Under the 2020 MetLife Facility, we are generally allowed to borrow up to 60% of the aggregate of the lower of cost or the appraised value of the pool of agricultural real estate pledged as collateral. Amounts owed to MetLife under the agreement are guaranteed by us and each subsidiary of ours that owns a property pledged as collateral pursuant to the loan documents. See Note 11, “Subsequent Events—Financing Activity—MetLife Facility,” for discussion on an amendment to the 2020 MetLife Facility executed subsequent to December 31, 2021.
Farmer Mac Facility
On December 5, 2014, we, through certain subsidiaries of our Operating Partnership, entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”), for a secured note purchase facility. As subsequently amended, the Bond Purchase Agreement provided for bond issuances up to an aggregate amount of $125.0 million (the “Prior Farmer Mac Facility”) through December 11, 2018, after which date the Bond Purchaser had the option to continue buying new bonds issued under the Prior Farmer Mac Facility.
On December 10, 2020, we entered into an amended and restated bond purchase agreement (the “Amended and Restated Bond Purchase Agreement”) with Farmer Mac and the Bond Purchaser, increasing the secured note purchase facility to provide for bond issuances up to an aggregate principal amount of $225.0 million (the “2020 Farmer Mac Facility”). In addition, the Amended and Restated Bond Purchase Agreement extended the date up to which we can issue new bonds to May 31, 2023, and the final maturity date for bonds issued under the 2020 Farmer Mac Facility to December 31, 2030. The Amended and Restated Bond Purchase Agreement also included certain adjustments to the Fixed Charge Coverage Ratio definition and the Fixed Charge Ratio Covenant. All other terms of the Bond Purchase Agreement remained the same.
During the year ended December 31, 2021, we issued two new bonds under the 2020 Farmer Mac Facility, the pertinent terms of which are summarized in the following table (dollars in thousands):

Date of Issuance	Amount	Maturity Dates	Principal Amortization	Stated Interest Rate	Interest Rate Terms
2/4/2021	$2,460	10/31/2028	25.0 years	3.13%	Fixed throughout term
11/10/2021	1,290	12/30/2030	25.0 years	3.32%	Fixed throughout term
Pursuant to the Amended and Restated Bond Purchase Agreement, bonds issued by us to the Bond Purchaser will be secured by a security interest in loans originated by us (pursuant to a pledge and security agreement), which, in turn, will be collateralized by first liens on agricultural real estate owned by subsidiaries of ours. The bonds issued generally have a maximum aggregate, effective loan-to-value ratio of 60% of the underlying agricultural real estate, after giving effect to certain overcollateralization obligations. As of December 31, 2021, we had approximately $96.4 million of bonds issued and outstanding under the 2020 Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014 through December 31, 2021, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 13 different Farm Credit associations (collectively, “Farm Credit”). During the year ended December 31, 2021, we entered into the following loan agreements with Farm Credit (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate(1)	Interest Rate Terms
Farm Credit West, FLCA(2)	1/28/2021	$2,073	11/1/2045	24.5 years	3.23%	Fixed through 12/31/2027 (variable thereafter)
Mid Atlantic Farm Credit, ACA	3/3/2021	960	6/1/2045	24.4 years	3.80%	Fixed through 1/31/2031 (variable thereafter)
GreenStone Farm Credit Services, FLCA	8/17/2021	7,980	8/1/2046	25.5 years	4.00%	Fixed through 7/31/2031 (variable thereafter)
Golden State Farm Credit, FLCA	9/28/2021	15,960	7/1/2051	30.0 years	3.75%	Fixed through 9/30/2031 (variable thereafter)
Golden State Farm Credit, FLCA	9/28/2021	6,840	7/1/2046	25.0 years	3.75%	Fixed through 9/30/2031 (variable thereafter)
Farm Credit Florida, ACA	12/13/2021	3,174	1/1/2047	25.0 years	4.13%	Fixed through 12/31/2031 (variable thereafter)
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
Other Borrowings
During the year ended December 31, 2021, we entered into loan agreements with certain other lenders, the terms of which are summarized in the following table (dollars in thousands):

Lender	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
Rabo AgriFinance, LLC(1)	3/11/2021	$3,780	12/1/2030	25.0 years	3.27%	Fixed throughout term
Rabo AgriFinance, LLC(1)	3/11/2021	630	12/1/2022	None (interest only)	2.44%	Fixed throughout term
Rabo AgriFinance, LLC(1)	11/10/2021	22,620	12/1/2030	25.0 years	3.42%	Fixed throughout term
(1)Loans were issued as variable-rate loans but were subsequently fixed through our entry into interest rate swap agreements with the lender (as counterparty).
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of December 31, 2021, for the succeeding years are as follows (dollars in thousands):

For the Fiscal Years Ending December 31,	Scheduled Principal Payments
2022	$51,534
2023	45,696
2024	41,846
2025	38,889
2026	18,043
Thereafter	475,565
$671,573
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
As of December 31, 2021, the aggregate fair value of our notes and bonds payable was approximately $663.8 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $671.6 million. The fair value of our long-term notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is determined by a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of December 31, 2021, is deemed to approximate their aggregate carrying value of $100,000.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equivalent to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair values of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. As of December 31, 2021, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges, and we record changes in the fair values of the interest rate swap agreements to accumulated other comprehensive income on the Consolidated Balance Sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps as of December 31, 2021 and 2020 (dollars in thousands):

Period	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
As of December 31, 2021	$82,980	$—	$(1,036)
As of December 31, 2020	14,077	—	(1,500)
The following table presents the amount of income or loss recognized in comprehensive income within our consolidated financial statements for the years ended December 31, 2021 and 2020 (dollars in thousands):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Derivative in cash flow hedging relationship:
Interest rate swaps	$464	$(1,110)
Total	$464	$(1,110)
The following table summarizes certain information regarding our derivative instruments as of December 31, 2021 and 2020 (dollars in thousands):

		Derivative Liability Fair Value
Derivative Type	Balance Sheet Location	December 31, 2021	December 31, 2020
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other liabilities, net	$(1,036)	$(1,500)
Total		$(1,036)	$(1,500)
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
We incurred approximately $2.1 million in total offering costs related to this issuance, which have been recorded net of the Series D Term Preferred Stock as presented on the accompanying Consolidated Balance Sheets and are being amortized over the mandatory redemption period as a component of interest expense on the accompanying Consolidated Statements of Operations and Comprehensive Income. The Series D Term Preferred Stock is recorded as a liability on our accompanying Consolidated Balance Sheets in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily-redeemable financial instruments should be classified as liabilities. In addition, the related dividend payments are treated similarly to interest expense on the accompanying Consolidated Statements of Operations and Comprehensive Income.
As of December 31, 2021, the fair value of our Series D Term Preferred Stock was approximately $61.9 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D

Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on December 31, 2021, of $25.64.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the year ended December 31, 2021, see Note 8, “Equity—Distributions.”
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
We have entered into an investment advisory agreement with our Adviser and an administration agreement with our Administrator (the “Administration Agreement”). The advisory agreement with our Advisor that was in effect through June 30, 2021 (the “Prior Advisory Agreement”), was amended and restated effective July 1, 2021 (as amended, the “Current Advisory Agreement,” and together with the Prior Advisory Agreement, the “Advisory Agreements”). Each of the Advisory Agreements and the Administration Agreement were approved unanimously by our Board of Directors, including our independent directors.
Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2021 meeting, our Board of Directors reviewed and renewed each of the Current Advisory Agreement and the Administration Agreement for an additional year, through August 31, 2022.
A summary of the compensation terms for each of the Advisory Agreements and a summary of the Administration Agreement is below.
Advisory Agreements
Pursuant to each of the Prior Advisory Agreement (which was in effect from January 1, 2020, through June 30, 2021) and the Current Advisory Agreement (which has been in effect since July 1, 2021), our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. Each of the base management, incentive, capital gains, and termination fees is described below.
Base Management Fee
Pursuant to the Prior Advisory Agreement, a base management fee was paid quarterly and was calculated as 0.50% per annum (0.125% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the gross cost of tangible real estate owned by us (including land and land improvements, permanent plantings, irrigation and drainage systems, farm-related facilities, and other tangible site improvements), prior to any accumulated depreciation, and as shown on our balance sheet or the notes thereto for the applicable quarter.
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

Our Adviser receives: (i) no Incentive Fee in any calendar quarter in which the Pre-Incentive Fee FFO does not exceed the hurdle rate; (ii) 100% of the Pre-Incentive Fee FFO with respect to that portion of such Pre-Incentive Fee FFO, if any, that exceeds the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized); and (iii) 20% of the amount of the Pre-Incentive Fee FFO, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).
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
During the years ended December 31, 2021 and 2020, we paid total financing fees to Gladstone Securities of approximately $166,000 and $262,000, respectively. Through December 31, 2021, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
Dealer-Manager Agreements
On January 10, 2018, we entered into a dealer-manager agreement, which was amended and restated on May 31, 2018 (the “Series B Dealer-Manager Agreement”), with Gladstone Securities, whereby Gladstone Securities served as our exclusive dealer-manager in connection with the offering of our Series B Preferred Stock (as defined in Note 8, “Equity—Series B Preferred Stock”). On February 20, 2020, we entered into a dealer-manager agreement (the “Series C Dealer-Manager

Agreement” and together with the Series B Dealer-Manager Agreement, the “Dealer-Manager Agreements”), with Gladstone Securities, whereby Gladstone Securities serves as our exclusive dealer-manager in connection with the offering of our Series C Preferred Stock (as defined in Note 8, “Equity-Equity Issuances- Series C Preferred Stock”).
Pursuant to the Dealer-Manager Agreements, Gladstone Securities provides certain sales, promotional, and marketing services to us in connection with the offering of the Series B Preferred Stock and Series C Preferred Stock, and we generally paid or pay Gladstone Securities for the following:
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
No Series C Selling Commissions or Series C Dealer-Manager Fee shall be paid with respect to shares of the Series C Preferred Stock sold pursuant to our dividend reinvestment plan (the “DRIP”) for the Series C Preferred Stock. Gladstone Securities may, in its sole discretion, remit all or a portion of the Selling Commissions and also reallow all or a portion of the Dealer-Manager Fees to participating broker-dealers and wholesalers in support of the offerings. The terms of each of the Dealer-Manager Agreements were approved by our board of directors, including all of our independent directors.
During the year ended December 31, 2020, we paid total Series B Selling Commissions and Series B Dealer-Manager Fees to Gladstone Securities of approximately $2.5 million in connection with sales of the Series B Preferred Stock. The offering of the Series B Preferred Stock was completed on March 9, 2020, and the security was listed on Nasdaq under the ticker “LANDO” during the year ended December 31, 2020. During the years ended December 31, 2021 and 2020, we paid total Series C Selling Commissions and Series C Dealer-Manager Fees to Gladstone Securities of approximately $5.0 million and $2.2 million, respectively, in connection with sales of the Series C Preferred Stock. Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities are netted against the gross proceeds received from sales of the respective securities and are included within Additional paid-in capital on the accompanying Consolidated Balance Sheets.
Related Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying consolidated financial statements (dollars in thousands):

	For the Years Ended December 31,
	2021	2020
Base management fee(1)(2)	$6,329	$4,289
Incentive fee(1)(2)	3,901	3,038
Total fees to our Adviser, net	$10,230	$7,327

Administration fee(1)(2)	$1,526	$1,448

Selling Commissions and Dealer-Manager Fees(1)(3)	$4,961	$4,711
Financing fees(1)(4)	166	262
Total fees to Gladstone Securities	$5,127	$4,973
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
Related-Party Fees Due
Amounts due to related parties on our accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020 were as follows (dollars in thousands):

	December 31, 2021	December 31, 2020
Base management fee	$1,836	$1,130
Incentive fee	1,793	883
Other, net(1)	95	18
Total due to Adviser	3,724	2,031
Administration fee	411	363
Cumulative accrued but unpaid portions of prior Administration Fees(2)	89	75
Total due to Administrator	500	438
Total due to Gladstone Securities(3)	—	15
Total due to related parties(4)	$4,224	$2,484
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
(3)Represents certain Selling Commissions and Dealer-Manager Fees owed in connection with sales of our Series C Preferred Stock.
(4)Reflected as a line item on our accompanying Consolidated Balance Sheets.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms, which are summarized in the table below (dollars in thousands):

Farm Location	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of December 31, 2021
St. Lucie, FL	549	230		Q3 2022	111
Santa Barbara, CA	271	4,000	(2)	Q3 2022	2,427
Manatee, FL	590	280		Q4 2022	—
Manatee, FL	271	280		Q4 2022	—
Hillsborough, FL	55	2,250	(2)	Q4 2022	1,554
Charlotte, FL	975	3,000	(2)	Q4 2022	—
Napa, CA	270	1,548	(2)	Q3 2023	1,019
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
Collier & Hendry, FL	3,612	2,000	(2)	Q2 2025	—
Wicomico & Caroline, MD, and Sussex, DE	833	115		Q3 2030	49
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
In connection with certain farms acquired through a leasehold interest, we assumed certain ground lease arrangements under which we are the lessee. These operating ground leases have lease expiration dates ranging from February 2025 through December 2041, and none of these leases contain any extension, renewal, or termination options. At lease commencement, the net present value of the minimum lease payments was determined by discounting the respective future minimum lease payments using a discount rate equivalent to our fully-collateralized borrowing rate ranging from 4.22% to 8.72%.

As of December 31, 2021 and 2020, we recorded the following as a result of these operating ground leases (dollars in thousands, except for footnotes):

	December 31, 2021	December 31, 2020
Operating lease right-of-use assets(1)	$671	$136
Operating lease liabilities(2)	$664	$130

Weighted-average remaining lease term (years)	15.7	3.8
Weighted-average incremental borrowing rate	7.78%	4.20%
(1)Operating lease right-of-use assets are shown net of prepaid lease payments of approximately $7,000 and $6,000 for the years ended December 31, 2021 and 2020, respectively, and are included within Other assets, net on the accompanying Consolidated Balance Sheets.
(2)Included within Other liabilities, net on the accompanying Consolidated Balance Sheets.
Future minimum lease payments due under the remaining non-cancelable terms of these leases as of December 31, 2021, is as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the fiscal years ending December 31:	2022	$92
	2023	92
	2024	92
	2025	62
	2026	62
	Thereafter	755
Total undiscounted lease payments		1,155
Less: imputed interest		(491)
Present value of lease payments		$664
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Consolidated Statement of Operations and Comprehensive Income) of approximately $81,000 and $59,000 during the years ended December 31, 2021, and 2020, respectively.
Litigation
In the ordinary course of business, we may be involved in legal proceedings from time to time. We are not currently subject to any material known or threatened litigation.
NOTE 8. EQUITY
Amendment to Articles of Incorporation
On February 20, 2020, we filed with the State Department of Assessments and Taxation of Maryland an Articles Supplementary (i) setting forth the rights, preferences, and terms of the Series C Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series C Preferred Stock.
On January 13, 2021, we further amended our articles of incorporation (i) setting forth the rights, preferences, and terms of the Series D Term Preferred Stock and (ii) reclassifying and designating 3,600,000 shares of our authorized and unissued shares of common stock as shares of Series D Term Preferred Stock.
Amendment to Operating Partnership Agreement
In connection with the authorization of the Series C Preferred Stock, the Operating Partnership adopted the Fourth Amendment to its First Amended and Restated Agreement of Limited Partnership (collectively, the “Amendment”), establishing the rights, privileges, and preferences of 6.00% Series C Cumulative Redeemable Preferred Units (the “Series C Preferred OP Units”). The Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series C Preferred OP Units as are issued shares of Series C Preferred Stock by the Company in connection with the Series C Offering upon the Company’s contributions to the Operating Partnership of the net proceeds of the Series C Offering. Generally, the Series C

Preferred OP Units provided for under the Amendment have preferences, distribution rights, and other provisions substantially equivalent to those of the Series C Preferred Stock.
On January 13, 2021, we further amended our Operating Partnership agreement in order to establish the rights, privileges, and preferences of 5.00% Series D Cumulative Term Preferred Units (the “Series D Term Preferred Units”). The Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series D Term Preferred Units as are issued shares of Series D Term Preferred Stock by the Company in connection with the offering of Series D Term Preferred Stock upon the Company’s contribution to the Operating Partnership of the net proceeds of the offering of Series D Term Preferred Stock. Generally, the Series D Term Preferred Units provided for under the Amendment have preferences, distributions rights, and other provisions substantially equivalent to those of the Series D Term Preferred Stock.
Registration Statement
On March 6, 2020, we filed a universal registration statement on Form S-3 (File No. 333-236943) with the SEC (the “Registration Statement”) to replace our prior universal registration statement. The Registration Statement, which was declared effective by the SEC on April 1, 2020, permits us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through December 31, 2021, we had issued a total of 3,503,391 shares of Series C Preferred Stock for gross proceeds of approximately $86.9 million, 2,415,000 shares of Series D Term Preferred Stock for gross proceeds of approximately $60.4 million, and 12,575,252 shares of common stock (excluding 288,303 shares of common stock issued in exchange for certain OP Units that were tendered for redemption) for gross proceeds of approximately $241.2 million under the 2020 Registration Statement.
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
The Series B Offering was completed on March 9, 2020 (the “Series B Termination Date”), with the full 6,000,000 allotted shares being sold, and, exclusive of redemptions, resulted in total gross proceeds of approximately $147.5 million and net proceeds, after deducting Series B Selling Commissions, Series B Dealer-Manager Fees, and offering expenses payable by us, of approximately $133.4 million. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreements,” for a discussion of the fees and commissions paid to Gladstone Securities in connection with the Series B Offering.
During the year ended December 31, 2020, we listed the Series B Preferred Stock on Nasdaq under the ticker symbol “LANDO.” Trading of the Series B Preferred Stock on Nasdaq commenced on October 19, 2020.
Series C Preferred Stock
On April 3, 2020, we filed a prospectus supplement (which superseded and replaced a previously-filed prospectus supplement) with the SEC for a continuous offering (the “Series C Offering”) of up to 26,000,000 shares of our 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”). The Series C Offering permits us to sell up to 20,000,000 shares (the “Primary Series C Offering”) of our Series C Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share and up to 6,000,000 shares of our Series C Preferred Stock pursuant to the DRIP at a price of $22.75 per share.
The following table provides information on sales of the Series C Preferred Stock that occurred during the years ended December 31, 2021 and 2020 (dollars in thousands, except per-share amounts):

	Years Ended December 31,
	2021	2020
Number of shares sold(1)	2,407,027	1,088,315
Weighted-average offering price per share	$24.81	$24.80
Gross proceeds	$59,720	$26,987
Net proceeds(2)	$54,760	$24,759
(1)Excludes shares issued pursuant to the DRIP. During the years ended December 31, 2021 and 2020, we issued approximately 7,791 shares and 258 shares, respectively, of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of Series C Selling Commissions, Series C Dealer-Manager Fees, and underwriting discounts.
In addition, during the years ended December 31, 2021 and 2020, 9,920 shares and 138 shares, respectively, of Series C Preferred Stock were tendered for optional redemption, which we satisfied with aggregated cash payments of approximately $248,000 and $3,000, respectively.
As of December 31, 2021, excluding Selling Commissions and Dealer-Manager Fees, we have incurred approximately $704,000 of costs related to the Series C Offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Consolidated Balance Sheets) and are applied against gross proceeds received from the offering through additional paid-in capital as shares of the Series C Preferred Stock are sold. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreements,” for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series C Offering.
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
See Note 11, “Subsequent Events—Equity Activity—Equity Issuances—Series C Preferred Stock,” for sales of Series C Preferred Stock completed subsequent to December 31, 2021.
Common Stock
Follow-on Offerings
During the year ended December 31, 2020, we completed a public offering of 1,897,500 shares (including the underwriters’ exercise of the over-allotment option in connection with the offering) of our common stock at a public offering price of $14.40 per share, resulting in gross proceeds of approximately $27.3 million and net proceeds (after deducting underwriting discounts and direct offering expenses borne by us) of approximately $26.1 million.
At-the-Market Program
On August 7, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements”), as amended from time to time, with Cantor Fitzgerald & Co., Ladenburg Thalmann & Co. Inc., and Virtu Americas LLC (each a “Sales Agent”), under which we were permitted to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $30.0 million (the “Prior ATM Program”).
On May 12, 2020, we terminated the Prior ATM Program and entered into new equity distribution agreements with Virtu Americas LLC and Ladenburg Thalmann & Co. Inc., under which we may issue and sell, from time to time and through the current Sales Agents, shares of our common stock having an aggregate offering price up to $100.0 million (the “Current ATM Program.” and collectively with the Prior ATM Program, the “ATM Programs”). On May 18, 2021, we entered into separate amendments to the existing equity distribution agreements to allow us to sell up to $160.0 million of additional shares of our common stock, expanding the aggregate offering price to up to $260.0 million.
The following table provides information on shares of common stock sold by the Sales Agents under the ATM Programs during the years ended December 31, 2021 and 2020 (dollars in thousands, except per-share amounts):

	Years Ended December 31,
	2021	2020
Number of shares sold	7,990,994	3,096,558
Weighted-average offering price per share	$21.70	$14.82
Gross proceeds	$173,428	$45,883
Net proceeds(1)	$171,693	$45,424
(1)Net of underwriting commissions.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership. As of December 31, 2021 and 2020, we owned approximately 99.4% and 100.0%, respectively, of the outstanding OP Units. As of December 31, 2021 and 2020, there were 204,778 and 0 OP Units held by non-controlling OP Unitholders, respectively.
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
Regardless of the rights described above, the Operating Partnership will not have an obligation to issue cash to a unitholder upon a redemption request if the Company elects to redeem the OP Units for shares of its common stock. When a non-controlling unitholder redeems OP Units and the Company elects to satisfy that redemption through the issuance of common stock, non-controlling interest in the Operating Partnership is reduced and stockholders’ equity is increased.
During the year ended December 31, 2021, we issued 204,778 OP Units to noncontrolling OP Unitholders representing an aggregate value of approximately $4.0 million, or $19.42 per OP Unit. During the year ended December 31, 2020, we issued 288,303 shares of common stock to satisfy the redemption request of OP Units that were tendered for optional redemption.
The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the years ended December 31, 2021 and 2020 are reflected in the table below.

	For the Years Ended December 31,
Issuance	2021	2020
Series A Term Preferred Stock(1)(2)	$0.181510	$1.593750
Series B Preferred Stock	1.500000	1.500000
Series C Preferred Stock	1.500000	1.125000
Series D Term Preferred Stock(1)(3)	1.184031	—
Common Stock(4)	0.540750	0.537150
(1)Dividends are treated similar to interest expense on the accompanying Consolidated Statements of Operations and Comprehensive Income.
(2)The Series A Term Preferred Stock was redeemed in full on February 12, 2021.
(3)The Series D Term Preferred Stock was issued on January 19, 2021.
(4)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
For federal income tax characterization purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital, or a combination thereof. The characterization of distributions on our preferred and common stock during each of the years ended December 31, 2021 and 2020 is reflected in the following table:

	Ordinary Income	Return of Capital	Long-term Capital Gain
For the Year Ended December 31, 2021:
Series A Term Preferred Stock	54.534493%	45.465507%	—%
Series B Preferred Stock	54.534493%	45.465507%	—%
Series C Preferred Stock	54.534493%	45.465507%	—%
Series D Term Preferred Stock	54.534493%	45.465507%	—%
Common Stock	—%	100.000000%	—%
For the Year Ended December 31, 2020:
Series A Term Preferred Stock	70.743160%	29.256840%	—%
Series B Preferred Stock	70.743160%	29.256840%	—%
Series C Preferred Stock	70.743160%	29.256840%	—%
Common Stock	—%	100.000000%	—%
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenues for the years ended December 31, 2021 and 2020 (dollars in thousands, except for footnotes):

	For the Years Ended December 31,
	2021	2020
Fixed lease payments(1)	$69,998	$51,377
Variable lease payments(2)	5,320	5,654
Lease revenue, net(3)	$75,318	$57,031
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the years ended December 31, 2021 and 2020, we recorded participation rents of approximately $5.2 million and $2.4 million respectively, and reimbursements of certain property operating expenses by tenants of approximately $101,000 and $456,000, respectively. In addition, during the year ended December 31, 2020, we received a lease termination payment of approximately $3.0 million.
(3)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
NOTE 10.  EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2021 and 2020, computed using the weighted-average number of common shares outstanding during the respective periods. Earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss (dollars in thousands, except per-share amounts).

	For the Years Ended December 31,
	2021	2020
Net loss attributable to common stockholders	$(8,763)	$(4,396)
Weighted average shares of common stock outstanding – basic and diluted	30,357,268	22,258,121
Loss per common share – basic and diluted	$(0.29)	$(0.20)
The weighted-average number of OP Units held by non-controlling OP Unitholders was 166,067 and 131,745 for the years ended December 31, 2021 and 2020, respectively.
NOTE 11. SUBSEQUENT EVENTS

Financing Activity
Borrowing Activity
Subsequent to the year ended December 31, 2021, we entered into certain agreements to provide for current and future financings. The terms of these agreements are summarized in the following table (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Dates	Principal Amortization	Stated Interest Rate(1)	Interest Rate Terms
Farmer Mac	1/11/2022	$1,980	12/30/2030	20.0 years	3.31%	Fixed throughout term
Northwest Farm Credit Services, FLCA	2/01/2022	1,442	2/01/2032	20.1 years	4.65%	Fixed throughout term
(1)Where applicable, stated rate is before interest patronage, as described in Note 4 “Borrowings—Farm Credit Notes Payable—Interest Patronage.”
In connection with securing the above borrowings, Gladstone Securities, an affiliate of ours, earned total financing fees of approximately $8,000.
MetLife Facility
On February 3, 2022, we amended the 2020 MetLife Facility to increase the overall size of the facility through the addition of a new $100.0 million long-term note payable (the “2022 MetLife Term Note”). The 2022 MetLife Term Note is scheduled to mature on January 5, 2032, and the interest rates on future disbursements under the 2022 MetLife Term Note will be based on the 10-year U.S. Treasury at the time of such disbursements, with the initial disbursement priced based on the 10-year U.S. Treasury plus a spread to be determined by the lender. In addition, through December 31, 2024, the 2022 MetLife Term Note is also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the 2022 MetLife Term Note). If the full commitment of $100.0 million is not utilized by December 31, 2024, MetLife has no obligation to disburse the remaining funds under the 2022 MetLife Term Note.
The amendment does not change the terms of the MetLife Facility and includes customary terms, covenants, events of default, and constraints on borrowing availability based on collateral for a credit facility of its size and nature. All other material items of the MetLife Facility remained unchanged. As part of this amendment, we paid an origination fee of $250,000 to MetLife and a financing fee of $80,000 to Gladstone Securities.
Equity Activity
The following table provides information on equity sales that have occurred subsequent to December 31, 2021 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock(2)	663,508	$24.75	$16,422	$15,095
(1)Net of Selling Commissions and Dealer-Manager Fees.
(2)Excludes approximately 3,230 shares issued pursuant to the DRIP.
Distributions
On January 11, 2022, our Board of Directors authorized and we declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	January 21, 2022	January 31, 2022	$0.125
	February 18, 2022	February 28, 2022	0.125
	March 23, 2022	March 31, 2022	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	January 26, 2022	February 4, 2022	$0.125
	February 24, 2022	March 4, 2022	0.125
	March 25, 2022	April 4, 2022	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	January 21, 2022	January 31, 2022	$0.104167
	February 18, 2022	February 28, 2022	0.104167
	March 23, 2022	March 31, 2022	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Common Stock(1):	January 21, 2022	January 31, 2022	$0.0453
	February 18, 2022	February 28, 2022	0.0453
	March 23, 2022	March 31, 2022	0.0453
Total Common Stock Distributions:			$0.1359
(1)The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling OP Unitholders as of the above record dates.

GLADSTONE LAND CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(In Thousands)

			Initial Cost			Subsequent Capitalized Additions			Total Cost
Location and Description of Property	Date Acquired	Encumbrances	Land and Land Improvements	Buildings & Improvements	Permanent Plantings	Land Improvements	Buildings & Improvements	Permanent Plantings	Land and Land Improvements	Buildings & Improvements	Permanent Plantings	Total(1)	Accumulated Depreciation(2)
Santa Cruz County, California: Land & Improvements	6/16/1997	$7,692	$4,350	$—	$—	$—	$579	$—	$4,350	$579	$—	$4,929	$(380)
Ventura County, California: Land, Buildings & Improvements	9/15/1998	29,977	9,895	5,256	—	—	293	—	9,895	5,549	—	15,444	(4,531)
Santa Cruz County, California: Land & Improvements	1/3/2011	6,708	8,328	—	—	443	527	—	8,771	527	—	9,298	(200)
Hillsborough County, Florida: Land, Buildings & Improvements	9/12/2012	2,468	2,199	1,657	—	14	1,779	—	2,213	3,436	—	5,649	(1,446)
Monterey County, California: Land, Buildings & Improvements	10/21/2013	4,808	7,187	164	—	180	3,112	—	7,367	3,276	—	10,643	(892)
Cochise County, Arizona: Land, Buildings & Improvements	12/27/2013	2,940	6,168	572	—	8	4,877	—	6,176	5,449	—	11,625	(1,421)
Santa Cruz County, California: Land, Building & Improvements	6/13/2014	3,012	5,576	207	—	—	12	—	5,576	219	—	5,795	(209)
Ventura County, California: Land, Buildings & Improvements	7/23/2014	2,241	6,219	505	—	—	85	—	6,219	590	—	6,809	(267)
Kern County, California: Land & Improvements	7/25/2014	2,925	5,841	67	—	—	993	—	5,841	1,060	—	6,901	(446)
Manatee County, Florida: Land, Buildings & Improvements	9/29/2014	8,627	8,466	5,426	—	—	667	—	8,466	6,093	—	14,559	(3,832)
Ventura County, California: Land, Buildings & Improvements	10/29/2014	15,271	23,673	350	—	—	2,166	—	23,673	2,516	—	26,189	(745)
Ventura County, California: Land & Improvements	11/4/2014	3,180	5,860	92	—	—	2	—	5,860	94	—	5,954	(67)
Monterey County, California: Land, Buildings & Improvements	1/5/2015	10,673	15,852	582	—	(156)	1,483	—	15,696	2,065	—	17,761	(861)
Manatee County, Florida: Land, Buildings & Improvements	3/10/2015	3,595	2,403	1,871	—	—	84	—	2,403	1,955	—	4,358	(1,213)
Hendry County, Florida: Land, Buildings & Improvements	6/25/2015	10,356	14,411	789	—	—	—	—	14,411	789	—	15,200	(643)
Rock County, Nebraska: Land, Buildings & Improvements	8/20/2015	—	4,862	613	—	—	—	—	4,862	613	—	5,475	(469)
Holt County, Nebraska: Land, Buildings & Improvements	8/20/2015	—	4,690	786	—	—	—	—	4,690	786	—	5,476	(399)
Kern County, California: Land & Improvements	9/3/2015	15,837	18,893	497	—	688	5,959	1,418	19,581	6,456	1,418	27,455	(2,447)
Cochise County, Arizona: Land, Buildings & Improvements	12/23/2015	3,210	4,234	1,502	—	5	3,599	—	4,239	5,101	—	9,340	(1,092)
Saguache County, Colorado: Land, Buildings & Improvements	3/3/2016	14,557	16,756	8,348	—	—	1,486	—	16,756	9,834	—	26,590	(5,348)
Fresno County, California: Land, Improvements & Permanent plantings	4/5/2016	7,833	3,623	1,228	11,455	28	362	—	3,651	1,590	11,455	16,696	(2,937)
Saint Lucie County, Florida: Land, Buildings & Improvements	7/1/2016	2,652	4,165	971	—	—	—	—	4,165	971	—	5,136	(534)
Baca County, Colorado: Land & Buildings	9/1/2016	3,394	6,167	214	—	—	—	—	6,167	214	—	6,381	(76)
Merced County, Colorado: Land & Improvements	9/14/2016	7,466	12,845	504	—	—	190	—	12,845	694	—	13,539	(133)
Stanislaus County, Colorado: Land & Improvements	9/14/2016	8,088	14,114	45	—	—	463	—	14,114	508	—	14,622	(107)
Fresno County, California: Land, Improvements & Permanent plantings	10/13/2016	3,392	2,937	139	3,452	—	—	—	2,937	139	3,452	6,528	(951)
Baca County, Colorado: Land & Improvements	12/28/2016	6,561	11,430	278	—	—	—	—	11,430	278	—	11,708	(278)
Martin County, Florida: Land & Improvements	1/12/2017	32,400	52,443	1,627	—	—	—	—	52,443	1,627	—	54,070	(325)

Yuma County, Arizona Land & Improvements	6/1/2017	13,158	12,390	12,191	—	151	16,775	—	12,541	28,966	—	41,507	(5,344)
Fresno County, California: Land, Improvements & Permanent plantings	7/17/2017	6,807	5,048	777	7,818	2	1,521	(1,124)	5,050	2,298	6,694	14,042	(1,461)
Santa Barbara County, California: Land, Improvements & Permanent plantings	8/9/2017	3,225	4,559	577	397	(50)	172	1,484	4,509	749	1,881	7,139	(529)
Okeechobee County, Florida: Land & Improvements	8/9/2017	5,014	9,111	953	—	985	1,094	—	10,096	2,047	—	12,143	(549)
Walla Walla County, Washington: Land, Improvements & Permanent plantings	9/8/2017	4,659	5,286	401	3,739	—	—	—	5,286	401	3,739	9,426	(2,238)
Fresno County, California: Land, Improvements & Permanent plantings	12/15/2017	3,080	2,016	324	3,626	(1)	—	(3)	2,015	324	3,623	5,962	(1,451)
Kern County, California: Land & Improvements	1/31/2018	2,045	2,733	249	—	(4)	1,529	—	2,729	1,778	—	4,507	(229)
Collier & Hendry, Florida Land & Improvements	7/12/2018	21,013	36,223	344	—	1	—	—	36,224	344	—	36,568	(170)
Kings County, California: Land, Improvements & Permanent plantings	9/13/2018	3,983	3,264	284	3,349	5	—	5	3,269	284	3,354	6,907	(412)
Madera, California: Land, Improvements & Permanent plantings	11/1/2018	13,089	12,305	1,718	9,015	13	2	9	12,318	1,720	9,024	23,062	(1,060)
Hartley County, Texas: Land & Improvements	11/20/2018	5,000	7,320	1,054	—	3	96	—	7,323	1,150	—	8,473	(223)
Merced County, California: Land	12/6/2018	4,627	8,210	—	—	5	—	—	8,215	—	—	8,215	—
Madera County, California: Land & Improvements	4/9/2019	16,445	8,074	2,696	17,916	—	1,284	—	8,074	3,980	17,916	29,970	(2,567)
Allegran and Van Buren County, Michigan: Land & Improvements	6/4/2019	2,920	1,634	800	2,694	—	—	—	1,634	800	2,694	5,128	(474)
Yolo County, California: Land & Improvements	6/13/2019	4,852	5,939	665	2,648	—	—	—	5,939	665	2,648	9,252	(354)
Monterey County, California: Land & Improvements	7/11/2019	5,708	8,629	254	—	1,342	1,561	—	9,971	1,815	—	11,786	(153)
Martin County, Florida: Land & Improvements	7/22/2019	36,040	51,691	6,595	—	4	1	—	51,695	6,596	—	58,291	(1,237)
Fresno County, California: Land & Improvements	8/16/2019	39,592	24,772	13,410	31,420	(3)	326	10	24,769	13,736	31,430	69,935	(4,141)
Ventura County, California: Land & Improvements	8/28/2019	12,706	20,602	397	—	172	1,169	—	20,774	1,566	—	22,340	(290)
Napa County, California: Land & Improvements	8/29/2019	17,569	27,509	1,646	2,923	3,435	451	648	30,944	2,097	3,571	36,612	(893)
Hayes County, Nebraska: Land & Improvements	10/7/2019	3,045	4,750	264	—	16	1	—	4,766	265	—	5,031	(99)
Hayes & Hitchcock County, Nebraska: Land & Improvements	10/7/2019	5,739	9,275	431	—	20	1	—	9,295	432	—	9,727	(179)
Phillips County, Colorado: Land & Improvements	1/15/2020	4,500	6,875	660	—	—	7	—	6,875	667	—	7,542	(130)
Kern County, California: Land, Improvements & Permanent plantings	6/24/2020	8,290	12,521	1,325	370	—	—	—	12,521	1,325	370	14,216	—
Wicomico & Caroline County, Maryland, and Sussex County, Delaware: Land & Improvements	8/31/2020	4,374	6,703	626	—	—	114	—	6,703	740	—	7,443	(90)
Fresno County, California: Land & Improvements	9/3/2020	18,199	15,071	4,680	11,921	—	203	—	15,071	4,883	11,921	31,875	(1,104)
Fresno County, California: Land, Improvements & Permanent plantings	10/1/2020	18,248	7,128	9,206	15,242	8	98	16	7,136	9,304	15,258	31,698	(1,245)
Ventura County, California: Land & Improvements	12/15/2020	12,450	19,215	1,264	—	48	3	—	19,263	1,267	—	20,530	(122)
Tulare County, California: Land, Improvements & Permanent plantings	12/17/2020	22,319	26,952	6,420	28,152	36	9	37	26,988	6,429	28,189	61,606	(2,741)

Whatcom County, Washington: Land, Improvements, & Permanent plantings	12/24/2020	20,262	8,219	7,228	16,281	18	226	35	8,237	7,454	16,316	32,007	(1,483)
San Joaquin County, California: Land, Improvements, & Permanent plantings	12/24/2020	26,694	12,265	2,142	19,924	6	40	10	12,271	2,182	19,934	34,387	(2,229)
San Joaquin County, California: Land, Improvements, & Permanent plantings	3/11/2021	—	—	4,306	—	—	—	—	—	4,306	—	4,306	(248)
Tehama County, California Land & Improvements & Horticulture	4/5/2021	22,570	27,747	2,512	6,600	103	34	—	27,850	2,546	6,600	36,996	(584)
Kern County, California Land & Improvements & Horticulture	6/4/2021	—	21,810	2,514	25,984	65	81	—	21,875	2,595	25,984	50,454	(1,014)
Van Buren County, Michigan: Land & Improvements & Horticulture	6/9/2021	7,889	3,677	4,391	5,233	13	35	—	3,690	4,426	5,233	13,349	(220)
Kern County, California Land & Improvements & Horticulture	8/11/2021	15,288	5,690	8,156	16,154	11	46	—	5,701	8,202	16,154	30,057	(623)
Yamhill County, Oregon Land & Improvements & Horticulture	8/11/2021	6,880	2,854	2,493	6,972	36	—	—	2,890	2,493	6,972	12,355	(230)
St. Lucie County, Florida Land & Improvements & Horticulture	8/18/2021	3,174	2,494	601	2,146	173	—	111	2,667	601	2,257	5,525	(91)
Kern County, California Land & Improvements & Horticulture	12/3/2021	—	22,363	2,894	62,744	90	—	—	22,453	2,894	62,744	88,091	(206)
Charlotte County, FL Land & Improvements & Horticulture	12/16/2021	—	7,275	75	—	85	—	—	7,360	75	—	7,435	(1)
Miscellaneous Investments	Various	30,357	40,696	11,689	10,031	350	3,902	1,107	41,046	15,591	11,138	67,775	(5,339)
		$671,673	$804,482	$153,502	$328,206	$8,348	$59,499	$3,763	$812,830	$213,001	$331,969	$1,357,800	$(74,002)
(1)The aggregate cost for land, buildings, improvements and long-lived horticulture plantings for federal income tax purposes is approximately $1.3 billion.
(2)The Company computes depreciation using the straight-line method over the shorter of the estimated useful life or 39 years for buildings and improvements, the shorter of the estimated useful life or 40 years for permanent plantings, 5 to 20 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements.
The following table reconciles the change in the balance of real estate during the years ended December 31, 2021 and 2020, respectively (dollars in thousands):

	2021	2020
Balance, beginning of period	$1,095,439	$827,255
Additions:
Acquisitions during the period	257,862	257,055
Improvements	8,181	11,129
Deductions:
Dispositions during period	(3,682)	—
Balance, end of period	$1,357,800	$1,095,439
The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2021 and 2020, respectively (dollars in thousands):

	2021	2020
Balance, beginning of period	$49,236	$35,174
Additions during period	25,905	16,655
Dispositions during period	(1,139)	(2,593)
Balance, end of period	$74,002	$49,236

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Control over Financial Reporting
Refer to “Management’s Report on Internal Controls over Financial Reporting,” located in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2021. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Election of Directors to Class of 2025,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” “Executive Officers,” and the sub-caption “Code of Ethics and Business Conduct.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” and the sub-caption “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2022 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
 a.    DOCUMENTS FILED AS PART OF THIS REPORT
1.    The following financial statements are filed herewith:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021 and 2020
Consolidated Statements of Equity for the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
Notes to Financial Statements
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

3.6	Articles Supplementary for 5.00% Series D Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on January 14, 2021.
3.7	Articles Supplementary, incorporated by reference to Exhibit 3.7 to the Quarterly Report on Form 10-Q (File No. 001-35795), filed on May 12, 2021.
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

10.3
Third Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, including Exhibit SB-2 thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.

10.4
Amended and Restated Subscription Escrow Agreement, dated as of May 31, 2018, by and among Gladstone Land Corporation, Gladstone Land Securities, LLC, and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.

10.5
Amended and Restated AgVantage Bond Purchase Agreement, dated as of December 10, 2020, by and among Gladstone Lending Company, LLC, as Issuer, Farmer Mac Mortgage Securities Corporation, as Bond Purchaser, and Federal Agricultural Mortgage Corporation, as Guarantor, incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K (File No. 001-35795), filed on December 15, 2020.

10.6
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

10.7
Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, including Exhibit SC thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

10.8
Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, including Exhibit SD thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on January 14, 2021.

10.9
Equity Distribution Agreement, dated May 12, 2020, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Ladenburg Thalmann & Co., Inc., incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 12, 2020.

10.10
Equity Distribution Agreement, dated May 12, 2020, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Virtu Americas, LLC, incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-35795), filed on May 12, 2020.

10.11
Loan Agreement, dated as of February 20, 2020, by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

10.12
Dealer Manager Agreement, dated as of February 20, 2020, by and between Gladstone Land Corporation and Gladstone Securities, LLC, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

10.13
Form of Participating Dealer Agreement, dated February 20, 2020, by and between Gladstone Land Corporation and Gladstone Securities, LLC, incorporated by reference to Exhibit A of Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

10.14
First Amendment to the Amended and Restated Escrow Agreement, dated as of February 20, 2020, by and between Gladstone Land Corporation and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

10.15
First Amendment to Loan Agreement, dated as of February 3, 2022 by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender +

10.16
Amendment No.1 to Equity Distribution Agreement, dated May 18, 2021, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Ladenburg Thalmann & Co. Inc., incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 18, 2021.

10.17
Amendment No.1 to Equity Distribution Agreement, dated May 18, 2021, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Virtu Americas LLC, incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-35795), filed on May 18, 2021

10.18
Fifth Amended and Restated Investment Advisory Agreement, dated July 13, 2021, by and between Gladstone Land Corporation and Gladstone Management Corporation, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on July 14, 2021.

21	List of Subsidiaries of Gladstone Land Corporation.+
23	Consent of PricewaterhouseCoopers, LLP.+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++
99.1	Estimated Value Methodology for Series C Cumulative Redeemable Preferred Stock at December 31, 2021 +
*	Certain information in this exhibit has been redacted pursuant to Item 601(b)(10) of Regulation S-K and the Company agrees to furnish to the Securities and Exchange Commission a complete copy of the exhibit, including the redacted portions, upon request.
+	Filed herewith.
++	Furnished herewith.

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of December 31, 2021, and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Equity for the years ended December 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (v) the Notes to the Condensed Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: February 22, 2022	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer

Date: February 22, 2022	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer, President, and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2022	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer, President, and Chairman of the Board of Directors (principal executive officer)

Date: February 22, 2022	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date: February 22, 2022	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer (principal financial and accounting officer)

Date: February 22, 2022	By:	/s/ Paul Adelgren
Paul Adelgren
Director

Date: February 22, 2022	By:	/s/ Michela A. English
Michela A. English
Director

Date: February 22, 2022	By:	/s/ John Outland
John Outland
Director

Date: February 22, 2022	By:	/s/ Anthony W. Parker
Anthony W. Parker
Director

Date: February 22, 2022	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr.
Director