Form 10-Q
period 2022-03-31
GLADSTONE LAND Corp
filed 2022-05-10
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 10, 2022, was 34,210,013.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2022

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Real estate, at cost	$1,361,757	$1,357,800
Less: accumulated depreciation	(81,731)	(74,002)
Total real estate, net	1,280,026	1,283,798
Lease intangibles, net	4,190	4,456
Cash and cash equivalents	49,381	16,708
Other assets, net	52,151	46,588
TOTAL ASSETS	$1,385,748	$1,351,550

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	659,998	667,882
Series D mandatorily-redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of March 31, 2022, and December 31, 2021, net	58,799	58,696
Accounts payable and accrued expenses	12,707	10,874
Due to related parties, net	3,932	4,224
Other liabilities, net	18,287	20,708
Total liabilities	753,823	762,484
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,456,065 shares authorized, 5,956,065 shares issued and outstanding as of March 31, 2022, and December 31, 2021	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,987,462 shares authorized, 5,045,023 shares issued and outstanding as of March 31, 2022; 25,989,942 shares authorized, 3,493,333 shares issued and outstanding as of December 31, 2021	5	3
Common stock, $0.001 par value; 63,956,473 shares authorized, 34,520,068 shares issued and outstanding as of March 31, 2022; 63,953,993 shares authorized, 34,210,013 shares issued and outstanding as of December 31, 2021	35	34
Additional paid-in capital	713,805	668,275
Distributions in excess of accumulated earnings	(87,868)	(80,467)
Accumulated other comprehensive income (loss)	3,694	(1,036)
Total stockholders’ equity	629,677	586,815
Non-controlling interests in Operating Partnership	2,248	2,251
Total equity	631,925	589,066
TOTAL LIABILITIES AND EQUITY	$1,385,748	$1,351,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
OPERATING REVENUES:
Lease revenue, net	$19,943	$16,034
Total operating revenues	19,943	16,034
OPERATING EXPENSES:
Depreciation and amortization	8,346	6,051
Property operating expenses	703	429
Base management fee	2,037	1,369
Incentive fee	1,131	1,162
Administration fee	463	357
General and administrative expenses	684	539
Total operating expenses	13,364	9,907
OTHER INCOME (EXPENSE):
Other income	2,767	2,235
Interest expense	(6,448)	(6,193)
Dividends declared on Series A and Series D cumulative term preferred stock	(755)	(804)
Loss on dispositions of real estate assets, net	(976)	(798)
Property and casualty recovery, net	49	—
Loss from investments in unconsolidated entities	(29)	(13)
Total other expense, net	(5,392)	(5,573)
NET INCOME	1,187	554
Net income attributable to non-controlling interests	(9)	(1)
NET INCOME ATTRIBUTABLE TO THE COMPANY	1,178	553
Dividends declared on Series B and Series C cumulative redeemable preferred stock	(3,912)	(2,764)
Loss on extinguishment of Series C cumulative redeemable preferred stock	(3)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,737)	$(2,211)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.08)	$(0.08)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	34,285,002	26,874,630

COMPREHENSIVE INCOME:
Net income attributable to the Company	$1,178	$553
Change in fair value related to interest rate hedging instruments	4,730	1,367
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$5,908	$1,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2022
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2021	5,956,065	$6	3,493,333	$3	34,210,013	$34	$668,275	$(80,467)	$(1,036)	$586,815	$2,251	$589,066
Issuance of Series C Preferred Stock, net	—	—	1,554,170	2	—	—	35,281	—	—	35,283	—	35,283
Redemptions of Series C Preferred Stock	—	—	(2,480)	—	—	—	(56)	(3)	—	(59)	—	(59)
Issuance of common stock, net	—	—	—	—	310,055	1	10,321	—	—	10,322	—	10,322
Net income	—	—	—	—	—	—	—	1,178	—	1,178	9	1,187
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(3,912)	—	(3,912)	—	(3,912)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(4,664)	—	(4,664)	(28)	(4,692)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	4,730	4,730	—	4,730
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(16)	—	—	(16)	16	—
Balance at March 31, 2022	5,956,065	$6	5,045,023	$5	34,520,068	$35	$713,805	$(87,868)	$3,694	$629,677	$2,248	$631,925

	Three Months Ended March 31, 2021
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2020	5,956,065	$6	1,088,435	$1	26,219,019	$26	$440,470	$(55,213)	$(1,500)	$383,790	$—	$383,790
Issuance of Series C Preferred Stock, net	—	—	535,678	1	—	—	12,170	—	—	12,171	—	12,171
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	3,970	3,970
Issuance of common stock, net	—	—	—	—	1,312,932	1	22,229	—	—	22,230	—	22,230
Net income	—	—	—	—	—	—	—	553	—	553	1	554
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(2,764)	—	(2,764)	—	(2,764)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(3,642)	—	(3,642)	(9)	(3,651)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	1,367	1,367	—	1,367
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	2,127	—	—	2,127	(2,127)	—
Balance at March 31, 2021	5,956,065	$6	1,624,113	$2	27,531,951	$27	$476,996	$(61,066)	$(133)	$415,832	$1,835	$417,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,187	$554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,346	6,051
Amortization of debt issuance costs	271	388
Amortization of deferred rent assets and liabilities, net	(67)	(179)
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	23	(33)
Loss from investments in unconsolidated entities	29	13
Bad debt expense	67	—
Loss on dispositions of real estate assets, net	976	798
Property and casualty recovery, net	(49)	—
Changes in operating assets and liabilities:
Other assets, net	(1,558)	(924)
Accounts payable and accrued expenses and Due to related parties, net	(344)	1,099
Other liabilities, net	(1,328)	(1,111)
Net cash provided by operating activities	7,553	6,656
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	—	(1,579)
Capital expenditures on existing real estate assets	(3,518)	(3,027)
Deposits on prospective real estate acquisitions and investments	(54)	(800)
Net cash used in investing activities	(3,572)	(5,406)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	48,823	35,868
Offering costs	(3,285)	(1,447)
Redemptions of cumulative redeemable preferred stock (Series B and Series C)	(59)	—
Proceeds from issuance of cumulative term preferred stock	—	60,375
Redemption of cumulative term preferred stock (Series A)	—	(28,750)
Borrowings from notes and bonds payable	5,122	9,903
Repayments of notes and bonds payable	(12,910)	(4,973)
Payments of financing fees	(708)	(2,223)
Dividends paid on cumulative redeemable preferred stock (Series B and Series C)	(3,599)	(2,676)
Distributions paid on non-controlling common interests in Operating Partnership	(28)	(9)
Distributions paid on common stock	(4,664)	(3,642)
Net cash provided by financing activities	28,692	62,426
NET INCREASE IN CASH AND CASH EQUIVALENTS	32,673	63,676
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,708	9,218
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,381	$72,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of non-controlling interests in Operating Partnership in conjunction with acquisitions, net	$—	$3,970
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	5,162	692
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	22	—
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	20	165
Unrealized gain (loss) related to interest rate hedging instruments	(3,694)	(133)
Dividends paid on Series C Preferred Stock via additional share issuances	119	21

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of both March 31, 2022, and December 31, 2021, the Company owned approximately 99.4% of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the three months ended March 31, 2022, and for the tax year ended December 31, 2021, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2022 (the “Form 10-K”). The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including the impact of extraordinary events, such as the ongoing coronavirus (“COVID-19”) pandemic, the results of which form the basis for making certain judgments. Actual results may materially differ from these estimates.
Recently-Issued Accounting Pronouncements
As of March 31, 2022, there were no recently-issued accounting pronouncements that had a material impact on our condensed consolidated financial statements.

NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 164 farms we owned as of March 31, 2022 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	62	33,027	30,740	$851,114	$416,252
Florida	26	22,591	17,639	223,308	122,261
Arizona(6)	6	6,280	5,228	54,943	16,198
Colorado	12	32,773	25,577	47,094	29,063
Washington	3	1,384	1,001	37,055	24,868
Nebraska	9	7,782	7,050	30,833	12,173
Michigan	23	1,892	1,245	24,440	14,396
Oregon(7)	5	726	606	20,734	12,044
Texas	1	3,667	2,219	8,231	5,000
Maryland	6	987	863	7,943	4,526
South Carolina	3	597	447	3,700	2,215
Georgia	2	230	175	2,843	1,710
North Carolina	2	310	295	2,193	1,172
New Jersey	3	116	101	2,167	1,290
Delaware	1	180	140	1,272	726
	164	112,542	93,326	$1,317,870	$663,894
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Specifically, includes Total real estate, net (excluding improvements paid for by the tenant) and Lease intangibles, net; plus long-term water assets, net above-market lease values, lease incentives, and investments in special-purpose LLCs included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Condensed Consolidated Balance Sheets.
(2)Excludes approximately $3.8 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of March 31, 2022, this investment had a net carrying value of approximately $1.1 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(4)Includes five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. The ground sublease had a net cost basis of approximately $753,000 as of March 31, 2022 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets).
(5)Includes 45,000 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California. See “—Investments in Water Assets” below for additional information on this water.
(6)Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2025 and February 2032, respectively. In total, these two ground leases consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $961,000 as of March 31, 2022 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets).
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to one of our farms. As of March 31, 2022, this investment had a net carrying value of approximately $2.0 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of March 31, 2022, and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Real estate:
Land and land improvements	$813,421	$812,830
Permanent plantings	331,775	331,969
Irrigation and drainage systems	156,915	153,688
Farm-related facilities	46,967	46,804
Other site improvements	12,679	12,509
Real estate, at cost	1,361,757	1,357,800
Accumulated depreciation	(81,731)	(74,002)
Total real estate, net	$1,280,026	$1,283,798

Real estate depreciation expense on these tangible assets was approximately $8.1 million and $5.7 million for the three months ended March 31, 2022, and 2021, respectively.
Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of March 31, 2022, and December 31, 2021, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.4 million and $2.5 million, respectively. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $103,000 and $98,000 for the three months ended March 31, 2022 and 2021, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of March 31, 2022, and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Lease intangibles:
Leasehold interest – land	$4,295	$4,295
In-place lease values	2,174	2,174
Leasing costs	1,808	1,808
Other(1)	130	130
Lease intangibles, at cost	8,407	8,407
Accumulated amortization	(4,217)	(3,951)
Lease intangibles, net	$4,190	$4,456
(1)Other consists primarily of acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $266,000 and $383,000 for the three months ended March 31, 2022 and 2021, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of March 31, 2022, and December 31, 2021 (dollars in thousands):

	March 31, 2022		December 31, 2021
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$625	$(94)	$65	$(12)
Below-market lease values and other deferred revenue(2)	(2,010)	385	(2,010)	340
	$(1,385)	$291	$(1,945)	$328
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
Total amortization related to above-market lease values and lease incentives was approximately $82,000 and $(44,000) for the three months ended March 31, 2022 and 2021, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $45,000 and $36,000 for the three months ended March 31, 2022 and 2021, respectively.
Acquisitions
2022 Acquisitions
We did not acquire any new farms during the three months ended March 31, 2022.
2021 Acquisitions

During the three months ended March 31, 2021, we acquired two new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Palmer Mill Road	Dorchester, MD	3/3/2021	228	2	Sod	10.0 years	2 (5 years)	$1,600	$56	$89
Eight Mile Road – Port Facility	San Joaquin, CA	3/11/2021	5	—	Cooling facility and storage	9.8 years	3 (5 years)	3,977	50	189
			233	2				$5,577	$106	$278
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
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during the three months ended March 31, 2021, is as follows (dollars in thousands):

Assets (Liabilities) Acquired	2021 Acquisitions
Land and land improvements	$1,341
Irrigation & drainage systems	209
Farm-related facilities	4,218
Other site improvements	88
Leasehold interest—land	787
In-place lease values	110
Leasing costs	145
Below-market lease values(1)	(1,321)
Total Purchase Price	$5,577
(1)Included within Other liabilities, net on the accompanying Condensed Consolidated Balance Sheets.
Investments in Unconsolidated Entities
In connection with the acquisition of certain farmland located in Fresno County, California, we also acquired an ownership in a related limited liability company (the “Fresno LLC”), the sole purpose of which is to own and maintain a pipeline conveying water to our and other neighboring properties. In addition, in connection with the acquisition of certain farmland located in Umatilla County, Oregon, we also acquired an ownership in a related limited liability company (the “Umatilla LLC”), the sole purpose of which is to own and maintain an irrigation system providing water to our and other neighboring properties.
As of March 31, 2022, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.0% and 9.1%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.
During the three months ended March 31, 2022 and 2021, we recorded an aggregate loss of approximately $29,000 and $13,000, respectively (included in Loss from investments in unconsolidated entities on our Condensed Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. Our combined ownership interest in the Fresno LLC and Umatilla LLC, which had an aggregate carrying value of approximately $3.1 million as of both March 31, 2022, and December 31, 2021, is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
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

During the year ended December 31, 2021, we executed all three contracts to purchase all 45,000 acre-feet of banked water for an aggregate additional cost of approximately $2.8 million. The purchased banked water was recognized at cost, including any administrative fees necessary to transfer the water to our banked water account. While we may, in the future, sell the banked water to an unrelated third party for a profit, our current intent is to hold the water for the long-term for future use on our farms. There is no amount of time by which we must use the water held by SWSD.
As of March 31, 2022, the investment in banked water had a carrying value of approximately $34.0 million, which includes the subsequent cost to execute the contracts, and is included within Other assets, net on our Condensed Consolidated Balance Sheets.
Each quarter, we will review the investment in banked water for any indicators of impairment and perform an impairment analysis if there are any such indicators. As of March 31, 2022, we concluded that there were no such indicators and that the water was not impaired.
Portfolio Concentrations
Credit Risk
As of March 31, 2022, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10.0% of the total lease revenue recorded during the three months ended March 31, 2022.
Geographic Risk
Farms located in California and Florida accounted for approximately $13.2 million (66.4%) and $3.6 million (18.0%), respectively, of the total lease revenue recorded during the three months ended March 31, 2022. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster (such as an earthquake, wildfire, or flood) occur or climate change impact the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California or Florida have been materially impacted by the recent wildfires or hurricanes that occurred in those respective regions. In addition, with respect to the ongoing drought taking place in the western U.S., all of our farms in the region have independent (and, in most cases, multiple) sources of water, in addition to rainfall, and have not been materially impacted by the current drought conditions. No other single state accounted for more than 10.0% of our total lease revenue recorded during the three months ended March 31, 2022.
Impairment
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of March 31, 2022, and December 31, 2021, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
NOTE 4. BORROWINGS
Our borrowings as of March 31, 2022, and December 31, 2021, are summarized below (dollars in thousands):

	Carrying Value as of		As of March 31, 2022
	March 31, 2022	December 31, 2021	Stated Interest Rates(1) (Range; Wtd. Avg)	Maturity Dates (Range; Wtd. Avg)
Notes and bonds payable:
Fixed-rate notes payable	$581,292	$582,665	2.44%–5.70%; 3.73%	7/1/2022–7/1/2051; November 2032
Variable-rate notes payable	1,142	2,856	3.00%	5/1/2044
Fixed-rate bonds payable	81,360	86,052	2.13%–4.57%; 3.46%	12/22/2022–12/30/2030; June 2025
Total notes and bonds payable	663,794	671,573
Debt issuance costs – notes and bonds payable	(3,796)	(3,691)	N/A	N/A
Notes and bonds payable, net	$659,998	$667,882

Variable-rate revolving lines of credit	$100	$100	2.50%	4/5/2024

Total borrowings, net	$660,098	$667,982
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of March 31, 2022, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.3 billion. The weighted-average stated interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.72% and 3.70% for the three months ended March 31, 2022 and 2021, respectively. In addition, 2021 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 29.9% reduction (approximately 137 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage” for further discussion on interest patronage.
As of March 31, 2022, we were in compliance with all covenants applicable to the above borrowings.
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
The 2022 MetLife Term Note is scheduled to mature on January 5, 2032, and the interest rates on future disbursements under the 2022 MetLife Term Note will be based on the 10-year U.S. Treasury at the time of such disbursements, with the initial disbursement priced based on the 10-year U.S. Treasury plus a spread to be determined by the lender. In addition, through December 31, 2024, the 2022 MetLife Term Note is also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the 2022 MetLife Term Note). If the full commitment of $100.0 million is not utilized by December 31, 2024, MetLife has no obligation to disburse the remaining funds under the 2022 MetLife Term Note. All other material items of the 2020 MetLife Facility remained unchanged.
The following table summarizes the pertinent terms of the 2022 MetLife Facility as of March 31, 2022 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		4/5/2024	$100	3-month LIBOR + 2.00%	(2)	$74,900
2020 MetLife Term Note	75,000	(3)	1/5/2030	36,900	2.75%, fixed through 1/4/2030	(4)	38,100
2022 MetLife Term Note	100,000	(5)	1/5/2032	—	(6)		100,000
Totals	$250,000			$37,000			$213,000
(1)Based on the properties that were pledged as collateral under the 2022 MetLife Facility, as of March 31, 2022, the maximum additional amount we could draw under the facility was approximately $110.3 million.
(2)The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under each line of credit).
(3)If the aggregate commitment under the 2020 MetLife Term Note is not fully utilized by December 31, 2022, MetLife has no obligation to disburse the remaining funds under the 2020 MetLife Term Note.

(4)Interest rates on future disbursements under the 2020 MetLife Term Note will be based on prevailing market rates at the time of such disbursements. In addition, through December 31, 2022, the 2020 MetLife Term Note is also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the 2020 MetLife Term Note).
(5)If the aggregate commitment under the 2022 MetLife Term Note is not fully utilized by December 31, 2024, MetLife has no obligation to disburse the remaining funds under the 2022 MetLife Term Note.
(6)Interest rates on future disbursements under the 2022 MetLife Term Note will be based on prevailing market rates at the time of such disbursements. In addition, through December 31, 2024, the 2022 MetLife Term Note is also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the 2022 MetLife Term Note).
Farmer Mac Facility
Through certain subsidiaries of our Operating Partnership, we have entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”) for a secured note purchase facility (the “Farmer Mac Facility”). As amended from time to time, the Farmer Mac Facility currently provides for bond issuances up to an aggregate amount of $225.0 million. Pursuant to the Bond Purchase Agreement, we may issue new bonds through May 31, 2023, and the final maturity date for new bonds issued under the Farmer Mac Facility will be December 31, 2030.
During the three months ended March 31, 2022, we issued two new bonds under the Farmer Mac Facility, the pertinent terms of which are summarized in the following table (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
1/11/2022	$1,980	12/30/2030	20.0 years	3.31%	Fixed throughout term
2/25/2022	1,710	12/30/2030	25.0 years	3.68%	Fixed throughout term
As of March 31, 2022, we had approximately $81.4 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 13 different Farm Credit associations (collectively, “Farm Credit”). During the three months ended March 31, 2022, we entered into the following loan agreement with Farm Credit (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate(1)	Interest Rate Terms
Northwest Farm Credit Services, FLCA	1/31/2022	$1,442	2/1/2032	20.1 years	4.65%	Fixed throughout term
(1)Stated rate is before interest patronage, as described below.
Interest Patronage
Interest patronage, or refunded interest, on our borrowings from Farm Credit is generally recorded upon receipt and is included within Other income on our Condensed Consolidated Statements of Operations and Comprehensive Income. Receipt of interest patronage typically occurs in the first half of the calendar year following the calendar year in which the respective interest expense is accrued. During the three months ended March 31, 2022, we recorded interest patronage of approximately $2.8 million related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2021, which resulted in a 29.9% reduction (approximately 137 basis points) to the interest rates on such borrowings.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of March 31, 2022, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining nine months ending December 31:	2022	$38,680
For the fiscal years ending December 31:	2023	45,702
	2024	42,017
	2025	39,066
	2026	18,228
	2027	51,456
	Thereafter	428,645
		$663,794
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
As of March 31, 2022, the aggregate fair value of our notes and bonds payable was approximately $633.6 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $663.8 million. The fair value of our notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of March 31, 2022, is deemed to approximate their aggregate carrying value of $100,000.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the FASB’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of March 31, 2022, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is initially recorded in Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects. During the next 12 months, we estimate that an additional $204,000 will be reclassified as a reduction to interest expense.
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2022, and December 31, 2021 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of March 31, 2022	5	$82,760
As of December 31, 2021	5	82,980

The following table presents the fair value of our interest rate swaps as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$3,694	$—
Interest rate swaps	Other liabilities, net	—	(1,036)
Total		$3,694	$(1,036)
The following table presents the amount of income (loss) recognized in comprehensive income within our condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Derivative in cash flow hedging relationship:
Interest rate swaps	$4,730	$1,367
Total	$4,730	$1,367
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2022, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
NOTE 5. CUMULATIVE TERM PREFERRED STOCK
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
As of March 31, 2022, the fair value of our Series D Term Preferred Stock was approximately $61.6 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on March 31, 2022, of $25.50.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the three months ended March 31, 2022, see Note 8, “Equity—Distributions.”
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
Gladstone Securities
We have entered into an agreement with Gladstone Securities, LLC (“Gladstone Securities”), for it to act as our non-exclusive agent to assist us with arranging financing for our properties (the “Financing Arrangement Agreement”). Gladstone Securities is a privately-held broker-dealer and a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by Mr. Gladstone, who also serves on the board of managers of Gladstone Securities. In addition, Michael LiCalsi, our general counsel and secretary, serves in several capacities for Gladstone Securities, including as chief legal officer, secretary, a member of its board of managers, and a managing principal.
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
We paid total financing fees to Gladstone Securities of approximately $94,000 and $17,000 during the three months ended March 31, 2022 and 2021, respectively. Through March 31, 2022, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.

Dealer-Manager Agreement
Pursuant to a dealer-manager agreement that became effective on February 20, 2020 (the “Dealer-Manager Agreement”), Gladstone Securities serves as our exclusive dealer-manager in connection with the offering of our Series C Preferred Stock (as defined in Note 8, “Equity—Equity Issuances—Series C Preferred Stock”).
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
In connection with sales of the Series C Preferred Stock, we paid total Selling Commissions and Dealer-Manager Fees to Gladstone Securities of approximately $3.2 million and $1.1 million during the three months ended March 31, 2022 and 2021, respectively. Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities are netted against the gross proceeds received from sales of the respective securities and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Base management fee(1)(2)	$2,037	$1,369
Incentive fee(1)(2)	1,131	1,162
Total fees to our Adviser, net	$3,168	$2,531

Administration fee(1)(2)	$463	$357

Selling Commissions and Dealer-Manager Fees(1)(3)	$3,178	$1,144
Financing fees(1)(4)	94	17
Total fees to Gladstone Securities	$3,272	$1,161
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
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021, were as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Base management fee	$2,037	$1,836
Incentive fee	1,131	1,793
Other, net(1)	111	95
Total due to Adviser	3,279	3,724
Administration fee	463	411
Cumulative accrued but unpaid portion of prior Administration Fees(2)	185	89
Total due to Administrator	648	500
Due to Gladstone Securities(3)	5	—
Total due to related parties(4)	$3,932	$4,224
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
(3)Represents certain costs related to sales of our Series C Preferred Stock paid by Gladstone Securities on our behalf.
(4)Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms, which are summarized in the table below (dollars in thousands):

Farm Location(s)	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of March 31, 2022
St. Lucie, FL	549	$230		Q3 2022	$148
Hillsborough, FL	55	2,250	(2)	Q4 2022	$1,552
Charlotte, FL	975	3,000	(2)	Q4 2022	1,318
Manatee, FL	590	280		Q4 2022	266
Manatee, FL	271	280		Q4 2022	280
Napa, CA	270	1,548	(2)	Q3 2023	1,019
Umatilla, OR	135	2,750	(2)	Q4 2023	332
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
Holt, NE	1,052	180		Q1 2025	—
Collier & Hendry, FL	3,612	2,000	(2)	Q2 2025	—
Wicomico & Caroline, MD, and Sussex, DE	833	115		Q3 2030	49
Madera, CA	212	755	(2)	Q4 2031	636
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
In connection with certain farms acquired through a leasehold interest, we assumed certain ground lease arrangements under which we are the lessee. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of March 31, 2022, is as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining nine months ending December 31:	2022	$40
For the fiscal years ending December 31:	2023	92
	2024	92
	2025	62
	2026	62
	2027	62
	Thereafter	693
Total undiscounted lease payments		1,103
Less: imputed interest		(479)
Present value of lease payments		$624
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income) of approximately $23,000 and $14,000 during the three months ended March 31, 2022 and 2021, respectively.
Litigation
In the ordinary course of business, we may be involved in legal proceedings from time to time. We are not currently subject to any material known or threatened litigation.
NOTE 8. EQUITY
Registration Statement
On March 6, 2020, we filed a universal registration statement on Form S-3 (File No. 333-236943) with the SEC (the “Registration Statement”) to replace our prior universal registration statement. The Registration Statement, which was declared effective by the SEC on April 1, 2020, permits us to issue up to an aggregate of $1.0 billion in securities (including up to $650.0 million reserved for issuance of shares of the Series C Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through March 31, 2022, we have issued a total of 5,057,561 shares of Series C Preferred Stock for gross proceeds of approximately $125.4 million, 2,415,000 shares of Series D Term Preferred Stock for gross proceeds of approximately $60.4 million, and 13,173,610 shares of common stock (including common stock issued to redeem OP Units) for gross proceeds of approximately $256.0 million under the Registration Statement.
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
The following table provides information on sales of our Series C Preferred Stock during the three months ended March 31, 2022 and 2021 (dollars in thousands, except per-share amounts):

	Three Months Ended March 31,
	2022	2021
Number of shares sold(1)	1,548,931	534,971
Weighted-average offering price per share	$24.80	$24.89
Gross proceeds	$38,416	$13,315
Net proceeds(2)	$35,238	$12,171

(1)Excludes shares issued pursuant to the DRIP. During the three months ended March 31, 2022 and 2021, we issued approximately 5,239 and 707 shares, respectively, of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.
In addition, during the three months ended March 31, 2022, 2,480 shares of Series C Preferred Stock were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $59,000. There were no redemptions during the three months ended March 31, 2021.
As of March 31, 2022, excluding Selling Commissions and Dealer-Manager Fees, we have incurred approximately $928,000 of costs related to the Series C Offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets) and are applied against gross proceeds received from the offering through additional paid-in capital as shares of the Series C Preferred Stock are sold. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series C Offering.
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
See Note 11, “Subsequent Events—Equity Activity—Equity Issuances,” for sales of Series C Preferred Stock completed subsequent to March 31, 2022.
Common Stock
At-the-Market Program
On May 12, 2020, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Virtu Americas LLC and Ladenburg & Co. Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM Program”). On May 18, 2021, we entered into separate amendments to the existing equity distribution agreements to allow us to sell up to $160.0 million of additional shares of our common stock, expanding the aggregate offering price to up to $260.0 million.
The following table provides information on shares of common stock sold by the Sales Agents under the ATM Program during the three months ended March 31, 2022 and 2021 (dollars in thousands, except per-share amounts):

	Three Months Ended March 31,
	2022	2021
Number of shares sold	310,055	1,312,932
Weighted-average offering price per share	$33.64	$17.17
Gross proceeds	$10,431	$22,537
Net proceeds(1)	$10,327	$22,312
(1)Net of underwriting commissions.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of both March 31, 2022, and December 31, 2021, we owned approximately 99.4%, of the outstanding OP Units. As of both March 31, 2022, and December 31, 2021, there were 204,778 OP Units held by non-controlling OP Unitholders.
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
Regardless of the rights described above, the Operating Partnership will not have an obligation to issue cash to a unitholder upon a redemption request if the Company elects to redeem the OP Units for shares of its common stock. When a non-

controlling unitholder redeems OP Units and the Company elects to satisfy that redemption through the issuance of common stock, non-controlling interest in the Operating Partnership is reduced, and stockholders’ equity is increased.
During the three months ended March 31, 2021, we issued 204,778 OP Units to noncontrolling OP Unitholders representing an aggregate value of approximately $4.0 million, or $19.42 per OP Unit. Refer to Note 11, “Subsequent Events,” for information on redemptions of OP Units subsequent to March 31, 2022.
The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the three months ended March 31, 2022 and 2021 are reflected in the table below.

	Three months ended March 31,
Issuance	2022	2021
Series A Term Preferred Stock(1)(2)	$—	$0.181510
Series B Preferred Stock	0.375	0.375
Series C Preferred Stock	0.375	0.375
Series D Term Preferred Stock(1)(3)	0.312501	0.246528
Common Stock(4)	0.1359	0.13485
(1)Dividends are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The Series A Term Preferred Stock was redeemed in full on February 12, 2021.
(3)The Series D Term Preferred Stock was issued on January 19, 2021.
(4)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenue for the three months ended March 31, 2022 and 2021 (dollars in thousands, except for footnotes):

	Three Months Ended March 31,
	2022	2021
Fixed lease payments(1)	$19,938	$15,979
Variable lease payments(2)	5	55
Lease revenue, net(3)	$19,943	$16,034
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three months ended March 31, 2022 and 2021, we recorded participation rents of approximately $0 and $26,000, respectively, and reimbursements of certain property operating expenses by tenants of approximately $5,000 and $29,000, respectively.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021, computed using the weighted average number of shares outstanding during the respective periods. Earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss.

	Three Months Ended March 31,
(Dollars in thousands, except per-share amounts):	2022	2021
Net loss attributable to common stockholders	$(2,737)	$(2,211)
Weighted average shares of common stock outstanding – basic and diluted	34,285,002	26,874,630
Loss per common share – basic and diluted	$(0.08)	$(0.08)

The weighted-average number of OP Units held by non-controlling OP Unitholders was 204,778 and 47,782 for the three months ended March 31, 2022 and 2021, respectively.
NOTE 11. SUBSEQUENT EVENTS
Financing Activity
Borrowing Activity
Subsequent to March 31, 2022, we secured the following loan proceeds (dollars in thousands):

Issuer	Issuance Date	Amount	Maturity Date	Principal Amortization	Stated Interest Rate(1)	Interest Rate Terms
Farm Credit Of Central Florida, ACA	4/5/2022	$4,800	2/1/2046	23.8 years	4.36%	Fixed through 2/28/2027; variable thereafter
(1)Where applicable, stated rate is before interest patronage, as described in Note 4 “Borrowings—Farm Credit Notes Payable—Interest Patronage.”
In connection with securing the above borrowings, Gladstone Securities, an affiliate of ours, earned total financing fees of approximately $7,000.
Equity Activity
The following table provides information on equity sales that have occurred subsequent to March 31, 2022 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock(2)	665,138	$24.71	$16,438	$15,132
(1)Net of Selling Commissions and Dealer-Manager Fees or underwriting discounts and commissions (in each case, as applicable).
(2)Excludes approximately 4,578 shares issued pursuant to the DRIP.
Subsequent to the March 31, 2022, we paid approximately $7.7 million to redeem 204,778 OP Units.
Distributions
On April 12, 2022, our Board of Directors authorized and we declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	April 22, 2022	April 29, 2022	$0.125
	May 20, 2022	May 31, 2022	0.125
	June 22, 2022	June 30, 2022	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	April 28, 2022	May 6, 2022	$0.125
	May 27, 2022	June 6, 2022	0.125
	June 29, 2022	July 6, 2022	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	April 22, 2022	April 29, 2022	$0.104167
	May 20, 2022	May 31, 2022	0.104167
	June 22, 2022	June 30, 2022	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Common Stock(1):	April 22, 2022	April 29, 2022	$0.0454
	May 20, 2022	May 31, 2022	0.0454
	June 22, 2022	June 30, 2022	0.0454
Total Common Stock Distributions:			$0.1362

(1)The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling OP Unitholders as of the above record dates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely,” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”), except as required by law.
All references to “we,” “our,” “us” and the “Company” in this Quarterly Report mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term refers only to Gladstone Land Corporation.
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 164 farms comprised of 112,542 acres located across 15 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
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
Portfolio Diversification
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 164 farms leased to 86 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations (by state) of our farms owned as of and for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	As of and For the three months ended March 31, 2022					As of and For the three months ended March 31, 2021
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	62	33,027	29.3%	$13,250	66.4%	55	25,202	24.9%	$9,927	61.9%
Florida	26	22,591	20.1%	3,587	18.0%	23	20,770	20.5%	3,358	20.9%
Washington	3	1,384	1.2%	599	3.0%	3	1,384	1.4%	594	3.7%
Colorado	12	32,773	29.1%	529	2.6%	12	32,773	32.3%	731	4.6%
Arizona	6	6,280	5.6%	503	2.5%	6	6,280	6.2%	467	2.9%
Oregon	5	726	0.6%	363	1.8%	3	418	0.4%	133	0.8%
Michigan	23	1,892	1.7%	353	1.8%	15	962	0.9%	93	0.6%
Nebraska	9	7,782	6.9%	336	1.7%	9	7,782	7.7%	397	2.5%
Texas	1	3,667	3.3%	113	0.6%	1	3,667	3.6%	112	0.7%
Maryland	6	987	0.9%	110	0.5%	6	987	1.0%	108	0.7%
South Carolina	3	597	0.5%	61	0.3%	3	597	0.6%	61	0.4%
Georgia	2	230	0.2%	56	0.3%	—	—	—%	—	—%
North Carolina	2	310	0.3%	33	0.2%	2	310	0.3%	33	0.2%
New Jersey	3	116	0.1%	32	0.2%	—	—	—%	—	—%
Delaware	1	180	0.2%	18	0.1%	1	180	0.2%	20	0.1%
TOTALS	164	112,542	100.0%	$19,943	100.0%	139	101,312	100.0%	$16,034	100.0%
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
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of March 31, 2022 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Three Months Ended March 31, 2022	% of Total Lease Revenues
2022	5	20,315	18.0%	$1,357	6.8%
2023	14	13,915	12.4%	1,738	8.7%
2024	8	10,219	9.1%	1,681	8.4%
2025	7	12,259	10.9%	1,461	7.3%
2026	11	15,233	13.5%	1,286	6.5%
Thereafter	50	40,601	36.1%	12,396	62.2%
Other(2)	6	—	—%	24	0.1%
Totals	101	112,542	100.0%	$19,943	100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Consists of ancillary leases (e.g., oil, gas, and mineral leases, telecommunications leases, etc.) with varying expirations on certain of our farms.

We currently have one agricultural lease scheduled to expire within the next six months on a farm in California. We are currently in negotiations with the existing tenant on the farm, as well as other potential tenants, and we anticipate being able to renew the lease at its current market rental rate without incurring any downtime on the farm. We currently anticipate the rental rate on this renewal to be relatively flat compared to that of the existing lease. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Existing Properties
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since January 1, 2022, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES(1)			NEW LEASES(2)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(3)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)	Total Annualized Straight-line Rent(3)(5)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)
CA, CO, MI, & NE	7	9,941	$2,105	3	7 / 0 / 0	$2,069	6.2	1	5 / 2 / 0
(1)Prior leases include certain leases that were terminated early during the three months ended March 31, 2022. In connection with these early terminations, during the three months ended March 31, 2022, we wrote off aggregate deferred rent and rent receivable balances of approximately $20,000 against lease revenue. Upon termination of these leases, we entered into new leases with new tenants, effective immediately, which are included in the above table.
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
Financing Activity
Debt Activity
From January 1, 2022, through the date of this filing, we entered into the following loan agreements (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Expected Effective Interest Rate(1)	Interest Rate Terms
Farmer Mac(2)	1/11/2022	$1,980	12/30/2030	20.0 years	3.31%	3.31%	Fixed throughout term
Northwest Farm Credit Services, FLCA	1/31/2022	1,442	2/1/2032	20.1 years	4.65%	3.40%	Fixed throughout term
Farmer Mac(2)	2/25/2022	1,710	12/30/2030	25.0 years	3.68%	3.68%	Fixed throughout term
Farm Credit Of Central Florida, ACA	4/5/2022	4,800	2/1/2046	23.8 years	4.36%	2.89%	Fixed through 2/28/2027; variable thereafter

(1)On borrowings from the various Farm Credit associations, we receive interest patronage, or refunded interest, which is typically received in the calendar year following the year in which the related interest expense was accrued. The expected effective interest rates reflected in the table above are the interest rates net of expected interest patronage, which is based on either historical patronage actually received (for pre-existing lenders whom we have received interest patronage from) or indications from the respective lenders of estimated patronage to be paid (for new lenders). See Note 4, “Borrowings—Farm Credit Notes Payable—Interest Patronage,” below for additional information on interest patronage.
(2)Bonds issued under our facility with Federal Agricultural Mortgage Corporation (“Farmer Mac”)
In connection with securing the above borrowings, Gladstone Securities, LLC (“Gladstone Securities”), an affiliate of ours, earned total financing fees of approximately $17,000.
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
The 2022 MetLife Term Note is scheduled to mature on January 5, 2032, and the interest rates on future disbursements under the 2022 MetLife Term Note will be based on the 10-year U.S. Treasury at the time of such disbursements, with the initial disbursement priced based on the 10-year U.S. Treasury plus a spread to be determined by the lender. In addition, through December 31, 2024, the 2022 MetLife Term Note is also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the 2022 MetLife Term Note). If the full commitment of $100.0 million is not utilized by December 31, 2024, MetLife has no obligation to disburse the remaining funds under the 2022 MetLife Term Note. All other material items of the 2020 MetLife Facility remained unchanged.
As part of this amendment, we paid an origination fee of $250,000 to MetLife and a financing fee of $80,000 to Gladstone Securities. For information on the pertinent terms of the issuances under the 2022 MetLife Facility, refer to Note 4, “Borrowings—MetLife Facility,” within the accompanying notes to our condensed consolidated financial statements.
Farm Credit Notes Payable—Interest Patronage
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 13 different Farm Credit associations (collectively, “Farm Credit”). During the three months ended March 31, 2022, we recorded interest patronage of approximately $2.8 million related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2021, which resulted in a 29.9% reduction (approximately 137 basis points) to the interest rates on such borrowings. For further discussion on interest patronage, refer to Note 4, “Borrowings—Farm Credit Notes Payable—Interest Patronage,” in the accompanying notes to our condensed consolidated financial statements.
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
The following table summarizes the sales of our Series C Preferred Stock that occurred since January 1, 2022, through the date of this filing (dollars in thousands, except per-share amounts and footnotes):

Number of Shares Sold(1)	Weighted-average Sales Price per Share	Gross Proceeds	Net Proceeds(2)
2,214,069	$24.78	$54,855	$50,370
(1)Excludes share redemptions and shares issued pursuant to the DRIP. From January 1, 2022, through the date of this filing, we redeemed 2,480 shares and issued approximately 9,816 shares of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of underwriting discounts and selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $4.5 million.

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
Common Stock—At-the-Market Program
On May 12, 2020, we entered into new equity distribution agreements with Virtu Americas LLC and Ladenburg & Co. Inc. (each a “Sales Agent”), under which we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM Program”). On May 18, 2021, we entered into separate amendments to the existing equity distribution agreements to allow us to sell up to $160.0 million of additional shares of our common stock, expanding the aggregate offering price to up to $260.0 million.
The following table summarizes the activity under the ATM Program from January 1, 2022, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price per Share	Gross Proceeds	Net Proceeds(1)
310,055	$33.64	$10,431	$10,327
(1)Net of underwriter commissions.
COVID-19
While we have not been materially adversely impacted by the ongoing coronavirus (“COVID-19”) to date, the extent to which the COVID-19 pandemic may, in the future, impact our business, financial condition, liquidity, results of operations, funds from operations, or prospects will depend on numerous evolving factors that we are not able to predict at this time, including the duration and long-term scope of the pandemic and the impact on economic activity from the pandemic; any disruptions of our tenants’ operations; changes in interest rates; and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders. Any of these events could materially adversely impact our business, financial condition, liquidity, results of operations, funds from operations, or prospects.
LIBOR Transition
The majority of our debt is at fixed rates, and we currently have very limited exposure to variable-rate debt based upon the London Interbank Offered Rate (“LIBOR”), which is currently being phased out and is anticipated to be completely phased out by June 2023. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. SOFR was formally adopted by the Alternative Reference Rates Committee in July 2021. The current intent is to adjust the SOFR to minimize the differences between the interest that a borrower would be paying using LIBOR versus what it will be paying SOFR. We are currently monitoring the transition and cannot yet assess whether SOFR will become the standard rate for all of our variable-rate debt. Our lines of credit with MetLife and five term loans with Rabo AgriFinance, LLC, (which are effectively fixed through our entry into interest swap agreements) are currently based upon LIBOR. As such, we expect we will need to renegotiate these agreements in the future. Assuming that SOFR replaces LIBOR and is appropriately adjusted, we currently expect the transition to result in a minimal impact to our overall operations.
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
Advisory Agreements

Pursuant to each of the Advisory Agreements, our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. The base management and incentive fees are described below. For information on the capital gains and termination fees, refer to Note 6, “Related-Party Transactions—Our Adviser and Administrator—Advisory Agreements,” within the accompanying notes to our condensed consolidated financial statements.
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
Smaller Reporting Company Status
As of December 31, 2018, and through March 31, 2022, we qualified as a “smaller reporting company” under Rule 12b-2 of the Exchange Act because we had annual revenues of less than $100 million for the previous year and a public float of less than $700 million as of the last business day of our previous second fiscal quarter. As a smaller reporting company, we are permitted to take advantage of reduced disclosure requirements for our public filings.
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2022.

RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses with regard to the comparison between the three months ended March 31, 2022 and 2021:
•Same-property basis represents farms owned as of December 31, 2020, and were not vacant at any point during either period presented; and
•Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2020. From January 1, 2021, through March 31, 2022, we acquired 53 new farms and did not have any farm dispositions.
We did not have any vacant or self-operated farms during either of the three months ended March 31, 2022 or 2021.
A comparison of results of components comprising our operating income for the three months ended March 31, 2022 and 2021 is below (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$19,938	$15,979	$3,959	24.8%
Variable lease payments – participation rents	—	26	(26)	(100.0)%
Variable lease payments – tenant reimbursements	5	29	(24)	(82.8)%
Total operating revenues	19,943	16,034	3,909	24.4%
Operating expenses:
Depreciation and amortization	8,346	6,051	2,295	37.9%
Property operating expenses	703	429	274	63.9%
Base management and incentive fees	3,168	2,531	637	25.2%
Administration fee	463	357	106	29.7%
General and administrative expenses	684	539	145	26.9%
Total operating expenses	13,364	9,907	3,457	34.9%
Operating income	$6,579	$6,127	$452	7.4%
Operating Revenues
Lease Revenues
The following table provides a summary of our lease revenues during the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Same-property basis:
Fixed lease payments	$15,863	$15,949	$(86)	(0.5)%
Participation rents	—	26	(26)	(100.0)%
Total – Same-property basis	15,863	15,975	(112)	(0.7)%
Properties acquired or disposed of	4,075	30	4,045	13,483.3%
Tenant reimbursements(1)	5	29	(24)	(82.8)%
Total Lease revenues	$19,943	$16,034	$3,909	24.4%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts are also recorded as property operating expenses during the respective periods.
Same-property Basis – 2022 compared to 2021
Lease revenues from fixed lease payments decreased by approximately $86,000 during the three months ended March 31, 2022, primarily due to certain lease renewals and amendments executed, through which we decreased the fixed base rent component in exchange for either adding a participation rent component to the lease structure or reduced certain operating expenses for which the landlord was previously responsible for. The decrease in fixed lease payments as a result of these particular renewals was partially offset by other lease renewals and amendments executed at higher rental rates and additional rents earned on capital improvements completed on certain of our farms. Participation rents related to certain lease renewals and amendments, if any, are expected to be recorded during the second half of 2022.
Lease revenues from participation rents decreased for the three months ended March 31, 2022, primarily due to the timing of when such rental payments are scheduled to be paid pursuant to their respective leases or when information is made available to us to allow such amounts to be reasonably determinable.
Other – 2022 compared to 2021
Lease revenue from properties acquired or disposed of increased for the three months ended March 31, 2022, primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2020.
Tenant reimbursements decreased for the three months ended March 31, 2022, primarily due to additional payments made during the prior-year period by certain tenants on our behalf (pursuant to the lease agreements) to unconsolidated entities of ours that convey water to the respective properties and as consideration for the use of certain of our ground leases for which we are the lessee (refer to Note 7, “Commitments & Contingencies,” within the accompanying notes to our condensed consolidated financial statements for additional information on these ground leases).
Operating Expenses
Depreciation and Amortization
The following table provides a summary of the depreciation and amortization expense recorded during the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Same-property basis	$5,863	$6,029	$(166)	(2.8)%
Properties acquired or disposed of	2,483	22	2,461	11,186.4%
Total depreciation and amortization	$8,346	$6,051	$2,295	37.9%
Depreciation and amortization expense on a same-property basis decreased for the three months ended March 31, 2022, as compared to the respective prior-year period, primarily due to the expiration of certain lease intangible amortization periods subsequent to December 31, 2020, partially offset by an increase in depreciation associated with additional capital expenditure on certain of our farms. Depreciation and amortization expense on properties acquired or disposed of increased for the three months ended March 31, 2022, as compared to the respective prior-year period, primarily due to the additional depreciation and amortization expense incurred on new farms acquired subsequent to December 31, 2020.
Property-operating Expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property-operating expenses recorded during the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Same-property basis	$668	$395	$273	69.1%
Properties acquired or disposed of	23	4	19	475.0%
Tenant-reimbursed property operating expenses(1)	12	30	(18)	(60.0)%
Total Property operating expenses	$703	$429	$274	63.9%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.
Same-property Basis – 2022 compared to 2021
Property-operating expenses increased for the three months ended March 31, 2022, primarily due to an increase in property tax obligations on certain properties and additional fees incurred in connection with protecting water rights on certain farms in California.
Other – 2022 compared to 2021

Property operating expenses on properties acquired or disposed of increased for the three months ended March 31, 2022, primarily due to additional miscellaneous property-operating expenses incurred on certain of the new farms we acquired subsequent to December 31, 2020.
Tenant reimbursement expense decreased for the three months ended March 31, 2022, primarily due to a decrease in miscellaneous property-operating costs incurred by us in connection with our ownership interests in an unconsolidated entity. Our tenants are contractually obligated to reimburse us for these costs under the terms of the respective leases.
Related-Party Fees
The following table provides the calculations of the base management and incentive fees due to our Adviser pursuant to the Prior Advisory Agreement (which was in effect from January 1, 2020 through June 30, 2021) and the Current Advisory Agreement (which has been in effect since July 1, 2021) for each of the three months ended March 31, 2022 and 2021 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

Quarter Ended
March 31
FY 2022 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,357,800
Quarterly rate	0.150%
Base management fee(3)	$2,037

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$378,299

First hurdle quarterly rate	1.750%
First hurdle threshold	$6,620

Second hurdle quarterly rate	2.1875%
Second hurdle threshold	$8,275

Pre-Incentive Fee FFO(1)	$7,751

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$1,131
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—
Total Incentive fee(3)	$1,131

Total fees due to Adviser, net	$3,168

FY 2021 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,095,439
Quarterly rate	0.125%
Base management fee(3)	$1,369

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$228,161

First hurdle quarterly rate	1.750%
First hurdle threshold	$3,993

Second hurdle quarterly rate	2.1875%
Second hurdle threshold	$4,991

Pre-Incentive Fee FFO(1)	$5,810

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$998
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	164
Total Incentive fee(3)	$1,162

Total fees due to Adviser, net	$2,531
(1)As defined in the Advisory Agreements.
(2)As of the end of the respective prior quarters.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
The base management fee increased during the three months ended March 31, 2022, as compared to the prior-year period, primarily due to additional assets acquired since December 31, 2020, and an increase in the annual rate applied to the prior calendar quarter’s Gross Tangible Real Estate Assets (from 0.50% pursuant to the Prior Advisory Agreement to 0.60% pursuant to the Current Advisory Agreement), effective July 1, 2021.
Our Adviser earned incentive fees during each of the three months ended March 31, 2022 and 2021 due to our Pre-Incentive Fee FFO (as defined in the Advisory Agreements) exceeding the required hurdle rate of the applicable equity base during each of the periods.
The administration fee paid to our Administrator increased for the three months ended March 31, 2022, as compared to the prior-year period, primarily due to hiring additional personnel and us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased for the three months ended March 31, 2022, as compared to the respective prior-year period, primarily due to increased professional fees (driven by higher audit fees and appraisal costs) and additional director fees expensed during the quarter.
A comparison of results of other components contributing to net loss attributable to common stockholders for the three months ended March 31, 2022 and 2021 is below (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating income	$6,579	$6,127	$452	7.4%
Other income (expense):
Other income	2,767	2,235	532	23.8%
Interest expense	(6,448)	(6,193)	(255)	4.1%
Aggregate dividends declared on Series A and Series D Term Preferred Stock	(755)	(804)	49	(6.1)%
Loss on dispositions of real estate assets, net	(976)	(798)	(178)	22.3%
Property and casualty recovery, net	49	—	49	NM
Loss from investments in unconsolidated entities	(29)	(13)	(16)	123.1%
Total other expense, net	(5,392)	(5,573)	181	(3.2)%
Net income	1,187	554	633	114.3%
Net income attributable to non-controlling interests	(9)	(1)	(8)	800.0%
Net income attributable to the Company	1,178	553	625	113.0%
Aggregate dividends declared on and charges related to Series B and Series C Preferred Stock	(3,915)	(2,764)	(1,151)	41.6%
Net loss attributable to common stockholders	$(2,737)	$(2,211)	$(526)	23.8%
NM = Not Meaningful
Other Income (Expense)
Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments, increased for the three months ended March 31, 2022, as compared to the prior-year period, primarily driven by additional interest patronage received from Farm Credit (primarily due to increased borrowings from Farm Credit).
During the three months ended March 31, 2022, we recorded approximately $2.8 million of interest patronage from Farm Credit related to interest accrued during 2021, compared to approximately $2.2 million of interest patronage recorded during the prior-year period.
Interest expense increased for the three months ended March 31, 2022, as compared to the prior-year period, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock and Series D Term Preferred Stock) outstanding for the three months ended March 31, 2022, was approximately $664.3 million as compared to approximately $628.0 million for the prior-year period. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the overall effective interest rate charged on our aggregate borrowings for the three months ended March 31, 2022, was 3.72% as compared to 3.70% for the prior-year period.

During the three months ended March 31, 2022, we paid distributions on our Series D Term Preferred Stock of approximately $755,000. The Series D Term Preferred Stock was issued in January 2021, and the Series A Term Preferred Stock was voluntarily redeemed in full in February 2021. During the three months ended March 31, 2021, we paid aggregate distributions on our Series A Term Preferred Stock and Series D Term Preferred Stock of approximately $804,000.
During each of the three months ended March 31, 2022 and 2021, we recorded net losses on dispositions of real estate assets primarily due to the disposal of certain irrigation and other improvements on certain of our farms.
The net property and casualty recovery recorded during the three months ended March 31, 2021, related to insurance recoveries received for certain improvements that were damaged due to natural disasters.
During the three months ended March 31, 2022 and 2021, we recognized a loss from investments in unconsolidated entities of approximately $29,000 and $13,000, respectively.
During the three months ended March 31, 2022, the aggregate dividends paid on our Series B Preferred Stock and Series C Preferred Stock increased over that of the prior-year period due to additional shares issued and outstanding during the current-year period.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the 2022 MetLife Facility), and issuances of additional equity securities. Our current available liquidity is approximately $178.0 million, consisting of approximately $65.7 million in cash on hand and, based on the current level of collateral pledged, approximately $112.3 million of availability under the 2022 MetLife Facility (subject to compliance with covenants) and other undrawn notes or bonds. In addition, we currently have certain properties valued at a total of approximately $29.9 million that are unencumbered and eligible to be pledged as collateral.
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
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net change in cash from:
Operating activities	$7,553	$6,656	$897	13.5%
Investing activities	(3,572)	(5,406)	1,834	(33.9)%
Financing activities	28,692	62,426	(33,734)	(54.0)%
Net change in Cash and cash equivalents	$32,673	$63,676	$(31,003)	(48.7)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased for the three months ended March 31, 2022, as compared to the prior-year period, primarily due to additional rental payments received from recent acquisitions and interest patronage received from Farm Credit, partially offset by an increase in fees paid to our Adviser in the current quarter.
Investing Activities
The decrease in cash used in investing activities during the three months ended March 31, 2022, as compared to the prior-year period, was primarily due to a decrease in aggregate cash paid for acquisitions or potential acquisitions of new farms, partially offset by an increase in the amount of cash paid for capital improvements on existing farms during the three months ended March 31, 2022.
Financing Activities
The decrease in cash provided by financing activities during the three months ended March 31, 2022, as compared to the prior-year period, was primarily due to the issuance of our Series D Term Preferred Stock in the first quarter of 2021 (which, after voluntarily redeeming our Series A Term Preferred Stock in full, resulted in net cash proceeds of approximately $31.6 million) and a decrease in net borrowings of approximately $12.7 million. The decrease in cash provided by financing activities was partially offset by an increase in aggregate net cash proceeds from equity issuances (including our common stock and the Series C Preferred Stock) of approximately $11.1 million.
Debt Capital
MetLife Facility
As amended, the 2022 MetLife Facility currently consists of $75.0 million of revolving equity lines of credit and an aggregate of $175.0 million of term notes. We currently have $100,000 outstanding under the lines of credit and $36.9 million outstanding on the term notes. While $213.0 million of the full commitment amount under the 2022 MetLife Facility remains undrawn, based on the current level of collateral pledged, we currently have approximately $110.3 million of availability under the 2022 MetLife Facility. The draw period for the 2020 MetLife Term Note expires on December 31, 2022, and the draw period for the 2022 MetLife Term Note expires on December 31, 2024. After these dates, MetLife has no obligation to disburse any additional undrawn funds under the term notes.
Farmer Mac Facility
As amended on December 10, 2020, our agreement with Farmer Mac provides for bond issuances up to an aggregate amount of $225.0 million (the “Farmer Mac Facility”) by May 31, 2023, after which Farmer Mac has no obligation to purchase additional bonds under this facility. To date, we have issued aggregate bonds of approximately $100.1 million under the Farmer Mac Facility.
Farm Credit and Other Lenders
Since September 2014, we have closed on multiple loans with various different Farm Credit associations (for additional information on these associations, see Note 4, “Borrowings,” within the accompanying notes to our condensed consolidated financial statements). We also have borrowing relationships with several other agricultural lenders and are continuously reaching out to other lenders to establish prospective new relationships. As such, we expect to enter into additional borrowing agreements with existing and new lenders in connection with certain potential new acquisitions in the future.

Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2022 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock(2)(3)	2,214,069	$24.78	$54,855	$50,370
Common Stock – ATM Program	310,055	33.64	10,431	10,327
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).
(2)Excludes share redemptions.
(3)Excludes approximately 9,816 shares issued pursuant to the DRIP.
Our Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our condensed consolidated financial statements) permits us to issue up to an aggregate of $1.0 billion in securities (including up to $650.0 million reserved for issuance of shares of the Series C Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $142.0 million of Series C Preferred Stock (including approximately $406,000 issued pursuant to the DRIP), $60.4 million of Series D Term Preferred Stock, and $256.0 million of common stock (including common stock issued to redeem OP Units) under the Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three months ended March 31, 2022 and 2021 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended March 31,
	2022	2021
Net income	$1,187	$554
Less: Aggregate dividends declared on Series B Preferred Stock and Series C Preferred Stock(1)	(3,915)	(2,764)
Net loss attributable to common stockholders and non-controlling OP Unitholders	(2,728)	(2,210)
Plus: Real estate and intangible depreciation and amortization	8,346	6,051
Plus: Losses on dispositions of real estate assets, net	976	798
Adjustments for unconsolidated entities(2)	26	9
FFO available to common stockholders and non-controlling OP Unitholders	6,620	4,648
Plus: Acquisition- and disposition-related expenses	109	70
(Less) plus: Other nonrecurring (receipts) charges, net(3)	(49)	43
CFFO available to common stockholders and non-controlling OP Unitholders	6,680	4,761
Net rent adjustment	(719)	(491)
Plus: Amortization of debt issuance costs	271	388
Plus: Other non-cash charges(4)	149	25
AFFO available to common stockholders and non-controlling OP Unitholders	6,381	4,683

Weighted-average common stock outstanding—basic and diluted	34,285,002	26,874,630
Weighted-average common non-controlling OP Units outstanding	204,778	47,782
Weighted-average total common shares outstanding	34,489,780	26,922,412

Diluted FFO per weighted-average total common share	$0.19	$0.17
Diluted CFFO per weighted-average total common share	$0.19	$0.18
Diluted AFFO per weighted-average total common share	$0.19	$0.17

Distributions declared per total common share	$0.14	$0.14
(1)Includes (i) cash dividends paid on our Series B Preferred Stock and Series C Preferred Stock, (ii) the value of additional shares of Series C Preferred Stock issued pursuant to the DRIP, and (iii) the pro-rata write-off of offering costs related to shares of Series C Preferred Stock that were redeemed during the respective periods.
(2)Represents our pro-rata share of depreciation expense recorded in unconsolidated entities during the respective periods.
(3)Consists primarily of (i) net property and casualty recoveries recorded, net of the cost of related repairs expensed, as a result of the damage caused to certain irrigation improvements by natural disasters on certain of our properties, (ii) one-time listing fees related to our Series D Term Preferred Stock, and (iii) certain one-time costs related to the early redemption of our Series A Term Preferred Stock.
(4)Consists of (i) the amount of dividends on the Series C Preferred Stock paid via issuing new shares (pursuant to the DRIP), (ii) the pro-rata write-off of offering costs related to shares of Series C Preferred Stock that were redeemed, which were noncash charges, and (iii) our remaining pro-rata share of income (loss) recorded from investments in unconsolidated entities during the respective periods.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of March 31, 2022, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	25	11,230	9,815	$287,020	$288,918	19.6%
Internal Valuation	3	6,189	4,730	21,041	36,000	2.4%
Third-party Appraisal(2)	136	95,123	78,781	1,009,809	1,151,918	78.0%
Total	164	112,542	93,326	$1,317,870	$1,476,836	100.0%
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.
(2)Appraisals performed between April 2021 and March 2022.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of March 31, 2022, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$678 – $128,781	$35,135	$5,504 – $5,504	$5,504
Market NOI (per farmable acre)	$158 – $4,215	$2,040	$214 – $214	$214
Market Capitalization Rate	3.70% – 10.50%	5.36%	4.00% – 4.00%	4.00%
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of March 31, 2022, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended March 31, 2022, from the prior value basis as of December 31, 2021, is provided in the table below (dollars in thousands):

Total portfolio fair value as of December 31, 2021		$1,463,651
Plus net value appreciation during the three months ended March 31, 2022:
34 farms valued via third-party appraisals	$13,185
Total net appreciation for the three months ended March 31, 2022		13,185
Total portfolio fair value as of March 31, 2022		$1,476,836
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of March 31, 2022, was approximately $633.6 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $663.8 million. The fair values of our Series B Preferred Stock and Series D Term Preferred Stock were determined using the closing stock prices as of March 31, 2022, of $25.90 per share and $25.50 per share, respectively. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series C Preferred Stock to be $25.00 per share as of March 31, 2022 (see Exhibit 99.1 to this Form 10-Q).
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
As of March 31, 2022, we estimate the NAV per common share to be $15.54. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$631,925
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(1,317,870)
Plus: estimated fair value of real estate holdings(2)	1,476,836
Net fair value adjustment for real estate holdings		158,966
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	724,169
Less: fair value of aggregate long-term indebtedness(3)(4)	(695,173)
Net fair value adjustment for long-term indebtedness		28,996
Estimated NAV		819,887
Less: aggregate fair value of Series B Preferred Stock and Series C Preferred Stock(5)		(280,388)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$539,499
Total common shares and non-controlling OP Units outstanding(6)		34,724,846
Estimated NAV per common share and OP Unit		$15.54
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.
(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series D Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series D Term Preferred Stock was valued based on its closing stock price as of March 31, 2022.
(5)The Series B Preferred Stock was valued based on its closing stock price as of March 31, 2022, while the Series C Preferred Stock was valued at its liquidation value, as discussed above.
(6)Includes 34,520,068 shares of common stock and 204,778 OP Units held by non-controlling OP Unitholders.
A quarterly roll-forward in the estimated NAV per common share for the three months ended March 31, 2022, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of December 31, 2021		$14.31
Less net loss attributable to common stockholders and non-controlling OP Unitholders		(0.08)
Adjustments for net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.48
Net change in unrealized fair value of long-term indebtedness	0.66
Net change in valuations		1.14
Less distributions on common stock and non-controlling OP Units		(0.14)
Plus net accretive effect of equity issuances		0.31
Estimated NAV per common share and non-controlling OP Unit as of March 31, 2022		$15.54
(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) an increase of $0.38 per share due to the net appreciation in value of the farms that were valued during the three months ended March 31, 2022, (ii) an increase of $0.24 per share due to the aggregate depreciation and amortization expense recorded during the three months ended March 31, 2022, and (iii) a decrease of $0.14 per share due to net asset dispositions or capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $15.54 as of March 31, 2022, based on the calculation above, the closing price of our common stock on March 31, 2022, was $36.42 per share.
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
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, are any such material legal proceedings threatened against us.

Item 1A.	Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to risks associated with our business or investment in our securities from those previously set forth in the report described above. The risks in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, financial condition, and/or operating results in the future.

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
10.1
First Amendment to Loan Agreement, dated as of February 3, 2022 by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K (File No. 001-35795), filed on February 22, 2022.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series C Cumulative Redeemable Preferred Stock as of March 31, 2022 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: May 10, 2022	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: May 10, 2022	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors