Form 10-Q
period 2022-06-30
GLADSTONE LAND Corp
filed 2022-08-09
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 9, 2022, was 34,210,013.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2022

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Real estate, at cost	$1,390,646	$1,357,800
Less: accumulated depreciation	(89,706)	(74,002)
Total real estate, net	1,300,940	1,283,798
Lease intangibles, net	5,031	4,456
Cash and cash equivalents	48,444	16,708
Other assets, net	55,906	46,588
TOTAL ASSETS	$1,410,321	$1,351,550

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	661,846	667,882
Series D mandatorily-redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of June 30, 2022, and December 31, 2021, net	58,902	58,696
Accounts payable and accrued expenses	14,575	10,874
Due to related parties, net	2,974	4,224
Other liabilities, net	19,992	20,708
Total liabilities	758,389	762,484
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,456,065 shares authorized, 5,956,065 shares issued and outstanding as of June 30, 2022, and December 31, 2021	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,985,302 shares authorized, 6,529,895 shares issued and outstanding as of June 30, 2022; 25,989,942 shares authorized, 3,493,333 shares issued and outstanding as of December 31, 2021	7	3
Common stock, $0.001 par value; 63,958,633 shares authorized, 34,520,068 shares issued and outstanding as of June 30, 2022; 63,953,993 shares authorized, 34,210,013 shares issued and outstanding as of December 31, 2021	35	34
Additional paid-in capital	742,070	668,275
Distributions in excess of accumulated earnings	(96,442)	(80,467)
Accumulated other comprehensive income (loss)	6,256	(1,036)
Total stockholders’ equity	651,932	586,815
Non-controlling interests in Operating Partnership	—	2,251
Total equity	651,932	589,066
TOTAL LIABILITIES AND EQUITY	$1,410,321	$1,351,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Lease revenue, net	$20,293	$16,893	$40,236	$32,927
Total operating revenues	20,293	16,893	40,236	32,927
OPERATING EXPENSES:
Depreciation and amortization	8,392	6,285	16,738	12,336
Property operating expenses	695	906	1,398	1,336
Base management fee	2,043	1,376	4,079	2,746
Incentive fee	—	—	1,131	1,162
Administration fee	463	347	926	703
General and administrative expenses	567	581	1,253	1,119
Total operating expenses	12,160	9,495	25,525	19,402
OTHER INCOME (EXPENSE):
Other income	63	20	2,829	2,255
Interest expense	(6,523)	(6,141)	(12,971)	(12,334)
Dividends declared on Series A and Series D cumulative term preferred stock	(755)	(755)	(1,509)	(1,559)
Loss on dispositions of real estate assets, net	(305)	(1,042)	(1,280)	(1,840)
Property and casualty recovery, net	—	—	49	—
Loss from investments in unconsolidated entities	—	(11)	(29)	(24)
Total other expense, net	(7,520)	(7,929)	(12,911)	(13,502)
NET INCOME (LOSS)	613	(531)	1,800	23
Net loss (income) attributable to non-controlling interests	3	1	(6)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	616	(530)	1,794	23
Dividends declared on Series B and Series C cumulative redeemable preferred stock	(4,486)	(2,939)	(8,398)	(5,702)
Loss on extinguishment of Series C cumulative redeemable preferred stock	(3)	—	(6)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,873)	$(3,469)	$(6,610)	$(5,679)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.11)	$(0.12)	$(0.19)	$(0.20)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	34,520,068	29,360,515	34,403,184	28,124,440

COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to the Company	$616	$(530)	$1,794	$23
Change in fair value related to interest rate hedging instruments	2,562	(1,211)	7,292	156
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$3,178	$(1,741)	$9,086	$179

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2022
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at March 31, 2022	5,956,065	$6	5,045,023	$5	34,520,068	$35	$713,805	$(87,868)	$3,694	$629,677	$2,248	$631,925
Issuance of Series C Preferred Stock, net	—	—	1,487,032	2	—	—	33,739	—	—	33,741	—	33,741
Redemptions of Series C Preferred Stock	—	—	(2,160)	—	—	—	(49)	(3)	—	(52)	—	(52)
Redemptions of OP Units	—	—	—	—	—	—	(3,700)	—	—	(3,700)	(3,970)	(7,670)
Net income	—	—	—	—	—	—	—	616	—	616	(3)	613
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(4,486)	—	(4,486)	—	(4,486)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(4,701)	—	(4,701)	—	(4,701)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	2,562	2,562	—	2,562
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(1,725)	—	—	(1,725)	1,725	—
Balance at June 30, 2022	5,956,065	$6	6,529,895	$7	34,520,068	$35	$742,070	$(96,442)	$6,256	$651,932	$—	$651,932

	Six Months Ended June 30, 2022
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2021	5,956,065	$6	3,493,333	$3	34,210,013	$34	$668,275	$(80,467)	$(1,036)	$586,815	$2,251	$589,066
Issuance of Series C Preferred Stock, net	—	—	3,041,202	4	—	—	69,019	—	—	69,023	—	69,023
Redemptions of Series C Preferred Stock	—	—	(4,640)	—	—	—	(105)	(6)	—	(111)	—	(111)
Redemptions of OP Units	—	—	—	—	—	—	(3,700)	—	—	(3,700)	(3,970)	(7,670)
Issuance of common stock, net	—	—	—	—	310,055	1	10,321	—	—	10,322	—	10,322
Net income	—	—	—	—	—	—	—	1,794	—	1,794	6	1,800
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(8,398)	—	(8,398)	—	(8,398)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(9,365)	—	(9,365)	(27)	(9,392)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	7,292	7,292	—	7,292
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(1,740)	—	—	(1,740)	1,740	—
Balance at June 30, 2022	5,956,065	$6	6,529,895	$7	34,520,068	$35	$742,070	$(96,442)	$6,256	$651,932	$—	$651,932

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

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,800	$23
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,738	12,336
Amortization of debt issuance costs	548	641
Amortization of deferred rent assets and liabilities, net	(93)	(294)
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	46	(11)
Loss from investments in unconsolidated entities	29	24
Bad debt expense	67	6
Loss on dispositions of real estate assets, net	1,280	1,840
Property and casualty recovery, net	(49)	—
Changes in operating assets and liabilities:
Other assets, net	(2,516)	(2,413)
Accounts payable and accrued expenses and Due to related parties, net	1,366	2,630
Other liabilities, net	139	2,183
Net cash provided by operating activities	19,355	16,965
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(24,320)	(81,752)
Capital expenditures on existing real estate assets	(10,118)	(2,423)
Deposits on prospective real estate acquisitions and investments	(709)	(775)
Net cash used in investing activities	(35,147)	(84,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	85,356	109,720
Offering costs	(6,191)	(2,903)
Redemptions of cumulative redeemable preferred stock (Series B and Series C)	(111)	—
Payments for redemptions of OP Units	(7,670)	—
Proceeds from issuance of cumulative term preferred stock	—	60,375
Redemption of cumulative term preferred stock (Series A)	—	(28,750)
Borrowings from notes and bonds payable	9,932	9,903
Repayments of notes and bonds payable	(15,925)	(6,607)
Payments of financing fees	(743)	(2,221)
Dividends paid on cumulative redeemable preferred stock (Series B and Series C)	(7,728)	(6,283)
Distributions paid on non-controlling common interests in Operating Partnership	(27)	(37)
Distributions paid on common stock	(9,365)	(7,641)
Net cash provided by financing activities	47,528	125,556
NET INCREASE IN CASH AND CASH EQUIVALENTS	31,736	57,571
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,708	9,218
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,444	$66,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of non-controlling interests in Operating Partnership in conjunction with acquisitions, net	$—	$3,970
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	4,182	997
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	10	19
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	13	118
Unrealized gain related to interest rate hedging instruments	6,256	1,344
Dividends paid on Series C Preferred Stock via additional share issuances	170	46

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of June 30, 2022, and December 31, 2021, the Company owned 100.0% and approximately 99.4%, respectively, of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the six months ended June 30, 2022, and for the tax year ended December 31, 2021, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2022 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making certain judgments. Actual results may materially differ from these estimates.
Recently-Issued Accounting Pronouncements
As of June 30, 2022, there were no recently-issued accounting pronouncements that had a material impact on our condensed consolidated financial statements.

NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 165 farms we owned as of June 30, 2022 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,401	31,951	$871,999	$414,453
Florida	26	22,606	17,639	223,674	126,624
Arizona(6)	6	6,280	5,228	55,280	16,244
Colorado	12	32,773	25,577	46,872	28,907
Washington	3	1,384	1,001	36,583	24,463
Nebraska	9	7,782	7,050	30,648	12,156
Michigan	23	1,892	1,245	24,284	14,368
Oregon(7)	5	726	606	21,585	11,903
Texas	1	3,667	2,219	8,213	4,940
Maryland	6	987	863	8,125	4,526
South Carolina	3	597	447	3,677	2,215
Georgia	2	230	175	2,809	1,710
North Carolina	2	310	295	2,182	1,172
New Jersey	3	116	101	2,153	1,273
Delaware	1	180	140	1,310	726
	165	113,931	94,537	$1,339,394	$665,680
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
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of June 30, 2022, this investment had a net carrying value of approximately $1.1 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(4)Includes five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. The ground sublease had a net cost basis of approximately $744,000 as of June 30, 2022 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets).
(5)Includes 45,000 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California. See “—Investments in Water Assets” below for additional information on this water.
(6)Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2025 and February 2032, respectively. In total, these two ground leases consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $877,000 as of June 30, 2022 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets).
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to one of our farms. As of June 30, 2022, this investment had a net carrying value of approximately $2.1 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of June 30, 2022, and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Real estate:
Land and land improvements	$831,103	$812,830
Permanent plantings	339,161	331,969
Irrigation and drainage systems	160,537	153,688
Farm-related facilities	46,808	46,804
Other site improvements	13,037	12,509
Real estate, at cost	1,390,646	1,357,800
Accumulated depreciation	(89,706)	(74,002)
Total real estate, net	$1,300,940	$1,283,798

Real estate depreciation expense on these tangible assets was approximately $8.1 million and $16.2 million for the three and six months ended June 30, 2022, respectively, and approximately $6.0 million and $11.6 million for the three and six months ended June 30, 2021, respectively.
Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of June 30, 2022, and December 31, 2021, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.5 million and $2.5 million, respectively. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $103,000 and $207,000 for the three and six months ended June 30, 2022, respectively, and approximately $97,000 and $194,000 for the three and six months ended June 30, 2021 respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of June 30, 2022, and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Lease intangibles:
Leasehold interest – land	$4,295	$4,295
In-place lease values	2,534	2,174
Leasing costs	2,532	1,808
Other(1)	130	130
Lease intangibles, at cost	9,491	8,407
Accumulated amortization	(4,460)	(3,951)
Lease intangibles, net	$5,031	$4,456
(1)Other consists primarily of acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $245,000 and $511,000 for the three and six months ended June 30, 2022, respectively, and approximately $304,000 and $687,000 for the three and six months ended June 30, 2021, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of June 30, 2022, and December 31, 2021 (dollars in thousands):

	June 30, 2022		December 31, 2021
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$625	$(215)	$65	$(12)
Below-market lease values and other deferred revenue(2)	(2,010)	429	(2,010)	340
	$(1,385)	$214	$(1,945)	$328
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
Total amortization related to above-market lease values and lease incentives was approximately $122,000 and $203,000 for the three and six months ended June 30, 2022, respectively, and approximately $44,000 and $0 for the three and six months ended June 30, 2021, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $44,000 and $89,000 for the three and six months ended June 30, 2022, respectively, and approximately $63,000 and $99,000 for the three and six months ended June 30, 2021, respectively.
Acquisitions
2022 Acquisitions

During the six months ended June 30, 2022, we completed the following acquisitions, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs	Annualized Straight-line Rent(1)
Farm Road(2)	Charlotte, FL	5/20/2022	15	0	Adjacent parcel	N/A	N/A	$54	$15	$—
County Road 35	Glenn, CA	6/16/2022	1,374	1	Olives for Olive Oil	14.5 years	1 (5 years)	24,500	54	1,714
			1,389	1				$24,554	$69	$1,714
(1)Based on the minimum cash rental payments guaranteed under the respective leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(2)Represents the acquisition of a parcel of land adjacent to an existing farm, providing additional road access to such farm. No new lease was executed related to this acquisition.
During each of the three and six months ended June 30, 2022, in the aggregate, we recognized operating revenues of approximately $71,000, and net income of approximately $38,000, related to the above acquisitions.
2021 Acquisitions
During the six months ended June 30, 2021, we completed the following acquisitions, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Palmer Mill Road	Dorchester, MD	3/3/2021	228	2	Sod	10.0 years	2 (5 years)	$1,600	$56	$89
Eight Mile Road – Port Facility	San Joaquin, CA	3/11/2021	5	—	Cooling facility and storage	9.8 years	3 (5 years)	3,977	50	189
South Avenue	Tehama, CA	4/5/2021	2,285	1	Olives for olive oil	14.7 years	1 (5 years)	37,800	149	2,555
Richards Avenue	Atlantic, NJ	6/3/2021	116	3	Blueberries	14.9 years	2 (5 years)	2,150	63	129
Lerdo Highway (Phase I)(3)(4)	Kern, CA	6/4/2021	639	1	Conventional & organic almonds and banked water	10.4 years	3 (10 years)	26,492	111	974
Almena Drive	Van Buren & Eaton, MI	6/9/2021	930	8	Blueberries	14.7 years	2 (5 years)	13,300	51	785
			4,203	15				$85,319	$480	$4,721
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
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during the six months ended June 30, 2022, and 2021 respectively, is as follows (dollars in thousands):

Assets (Liabilities) Acquired	2022 Acquisitions	2021 Acquisitions
Land and land improvements	$16,237	$39,092
Permanent plantings	5,933	18,075
Irrigation & drainage systems	1,298	3,411
Farm-related facilities	—	9,134
Other site improvements	—	136
Leasehold interest—land	—	787
In-place lease values	359	687
Leasing costs	727	509
Below-market lease values(1)	—	(1,321)
Water purchase contracts(2)(3)	—	13,563
Total Purchase Price	$24,554	$84,073
(1)Included within Other liabilities, net on the accompanying Condensed Consolidated Balance Sheets.
(2)Included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(3)Represents only the value attributable to the water purchase contract acquired as part of the acquisition of Lerdo Highway and excludes approximately $1.2 million paid to execute the contract subsequent to acquisition.
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
As of June 30, 2022, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.0% and 9.1%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.
We recorded an aggregate loss of approximately $0 and $29,000 during the three and six months ended June 30, 2022, respectively, and approximately $11,000 and $24,000 during the three and six months ended June 30, 2021, respectively (included in Loss from investments in unconsolidated entities on our Condensed Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. Our combined ownership interest in the Fresno LLC and Umatilla LLC, which had an aggregate carrying value of approximately $3.1 million, as of both June 30, 2022, and December 31, 2021, is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
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
As of June 30, 2022, the investment in banked water had a carrying value of approximately $34.0 million, which includes the subsequent cost to execute the contracts, and is included within Other assets, net on our Condensed Consolidated Balance Sheets.
Each quarter, we will review the investment in banked water for any indicators of impairment and perform an impairment analysis if there are any such indicators. As of June 30, 2022, we concluded that there were no such indicators and that the water was not impaired.

Portfolio Concentrations
Credit Risk
As of June 30, 2022, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10.0% of the total lease revenue recorded during the six months ended June 30, 2022.
Geographic Risk
Farms located in California and Florida accounted for approximately $26.8 million (66.5%) and $7.2 million (17.9%), respectively, of the total lease revenue recorded during the six months ended June 30, 2022. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster (such as an earthquake, wildfire, or flood) occur or climate change impact the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California or Florida have been materially impacted by the recent wildfires or hurricanes that occurred in those respective regions. In addition, with respect to the ongoing drought taking place in the western U.S., all of our farms in the region have independent (and, in most cases, multiple) sources of water, in addition to rainfall, and have not been materially impacted by the current drought conditions. No other single state accounted for more than 10.0% of our total lease revenue recorded during the six months ended June 30, 2022.
Impairment
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of June 30, 2022, and December 31, 2021, we concluded that none of our properties were impaired. There have been no impairments re
3cognized on our real estate assets since our inception.
NOTE 4. BORROWINGS
Our borrowings as of June 30, 2022, and December 31, 2021, are summarized below (dollars in thousands):

	Carrying Value as of		As of June 30, 2022
	June 30, 2022	December 31, 2021	Stated Interest Rates(1) (Range; Wtd. Avg)	Maturity Dates (Range; Wtd. Avg)
Notes and bonds payable:
Fixed-rate notes payable	$583,114	$582,665	2.44%–5.70%; 3.74%	7/1/2022–7/1/2051; December 2032
Variable-rate notes payable	1,124	2,856	3.25%	5/1/2044
Fixed-rate bonds payable	81,342	86,052	2.13%–4.57%; 3.46%	12/22/2022–12/30/2030; June 2025
Total notes and bonds payable	665,580	671,573
Debt issuance costs – notes and bonds payable	(3,734)	(3,691)	N/A	N/A
Notes and bonds payable, net	$661,846	$667,882

Variable-rate revolving lines of credit	$100	$100	2.97%	4/5/2024

Total borrowings, net	$661,946	$667,982
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of June 30, 2022, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.3 billion. The weighted-average stated interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.75% and 3.73% for the three and six months ended June 30, 2022, respectively, as compared to 3.73% and 3.71% for the three and six months ended June 30, 2021, respectively. In addition, 2021 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 29.9% reduction (approximately 137 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage” for further discussion on interest patronage.
As of June 30, 2022, we were in compliance with all covenants applicable to the above borrowings.

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
The following table summarizes the pertinent terms of the 2022 MetLife Facility as of June 30, 2022 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		4/5/2024	$100	3-month LIBOR + 2.00%	(2)	$74,900
2020 MetLife Term Note	75,000	(3)	1/5/2030	36,900	2.75%, fixed through 1/4/2030	(4)	38,100
2022 MetLife Term Note	100,000	(5)	1/5/2032	—	(6)		100,000
Totals	$250,000			$37,000			$213,000
(1)Based on the properties that were pledged as collateral under the 2022 MetLife Facility, as of June 30, 2022, the maximum additional amount we could draw under the facility was approximately $110.3 million.
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
During the six months ended June 30, 2022, we issued two new bonds under the Farmer Mac Facility, the pertinent terms of which are summarized in the following table (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
1/11/2022	$1,980	12/30/2030	20.0 years	3.31%	Fixed throughout term
2/25/2022	1,710	12/30/2030	25.0 years	3.68%	Fixed throughout term
As of June 30, 2022, we had approximately $81.3 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 13 different Farm Credit associations

(collectively, “Farm Credit”). During the six months ended June 30, 2022, we entered into the following loan agreement with Farm Credit (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate(1)	Interest Rate Terms
Northwest Farm Credit Services, FLCA	1/31/2022	$1,442	2/1/2032	20.1 years	4.65%	Fixed throughout term
Farm Credit of Central Florida, ACA	4/5/2022	4,800	2/1/2046	23.8 years	4.36%	Fixed through 2/28/2027; variable thereafter
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
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of June 30, 2022, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining six months ending December 31:	2022	$35,268	(1)
For the fiscal years ending December 31:	2023	44,904
	2024	41,224
	2025	38,278
	2026	17,446
	2027	50,678
	Thereafter	437,782
		$665,580
(1)     Subsequent to June 30, 2022, we repaid approximately $16.9 million of expiring loans. See Note 11, “Subsequent Events—Financing Activity—Debt Activity,” for additional information on these repayments.
Fair Value
ASC 820, “Fair Value Measurement (Subtopic 820)” (“ASC 820”), provides a definition of fair value that focuses on the exchange (exit) price of an asset or liability in the principal, or most advantageous market, and prioritizes the use of market-based inputs to the valuation. ASC 820-10 establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
As of June 30, 2022, the aggregate fair value of our notes and bonds payable was approximately $621.9 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $665.6 million. The fair value of our notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of June 30, 2022, is deemed to approximate their aggregate carrying value of $100,000.
Interest Rate Swap Agreements

In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the FASB’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of June 30, 2022, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is initially recorded in Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects. During the next 12 months, we estimate that an additional $1.1 million will be reclassified as a reduction to interest expense.
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of June 30, 2022, and December 31, 2021 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of June 30, 2022	5	$81,489
As of December 31, 2021	5	82,980
The following table presents the fair value of our interest rate swaps as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2022, and December 31, 2021 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$6,256	$—
Interest rate swaps	Other liabilities, net	—	(1,036)
Total		$6,256	$(1,036)
The following table presents the amount of income (loss) recognized in comprehensive income within our condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Derivative in cash flow hedging relationship:
Interest rate swaps	$2,562	$(1,211)	$7,292	$156
Total	$2,562	$(1,211)	$7,292	$156
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of June 30, 2022, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
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

On February 12, 2021, we redeemed all of our outstanding shares of Series A Term Preferred Stock at a cash redemption price of $25.00 per share plus all accrued and unpaid dividends up to, but excluding, the redemption date. In total, we paid approximately $28.8 million for the redemption of the Series A Term Preferred Stock using proceeds from the offering of our Series D Term Preferred Stock (as defined below). Our Series A Term Preferred Stock was delisted from Nasdaq on the date we redeemed all outstanding shares. In connection with this early redemption, during the three months ended March 31, 2021, we wrote off approximately 127,000 of unamortized issuance costs related to the issuance of the Series A Term Preferred Stock.
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
As of June 30, 2022, the fair value of our Series D Term Preferred Stock was approximately $60.1 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on June 30, 2022, of $24.90.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the three and six months ended June 30, 2022, see Note 8, “Equity—Distributions.”
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
We paid total financing fees to Gladstone Securities of approximately $94,000 during each of the three and six months ended June 30, 2022, and approximately $35,000 and $52,000 during the three and six months ended June 30, 2021, respectively. Through June 30, 2022, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
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
In connection with sales of the Series C Preferred Stock, we paid total Selling Commissions and Dealer-Manager Fees to Gladstone Securities of approximately $2.9 million and $6.1 million during the three and six months ended June 30, 2022, respectively, and approximately $808,000 and $2.0 million during the three and six months ended June 30, 2021, respectively. Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities are netted against the gross proceeds received from sales of the respective securities and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Base management fee(1)(2)	$2,043	$1,376	$4,079	$2,746
Incentive fee(1)(2)	—	—	1,131	1,162
Total fees to our Adviser, net	$2,043	$1,376	$5,210	$3,908

Administration fee(1)(2)	$463	$347	$926	$703

Selling Commissions and Dealer-Manager Fees(1)(3)	$2,891	$808	$6,069	$1,952
Financing fees(1)(4)	—	35	94	52
Total fees to Gladstone Securities	$2,891	$843	$6,163	$2,004
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
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of June 30, 2022, and December 31, 2021, were as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Base management fee	$2,043	$1,836
Incentive fee	—	1,793
Other, net(1)	179	95
Total due to Adviser	2,222	3,724
Administration fee	463	411
Cumulative accrued but unpaid portion of prior Administration Fees(2)	289	89
Total due to Administrator	752	500
Total due to related parties(3)	$2,974	$4,224
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
(3)Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, we may be involved in legal proceedings from time to time. We are not currently subject to any material known or threatened litigation.
NOTE 8. EQUITY
Registration Statement
On March 6, 2020, we filed a universal registration statement on Form S-3 (File No. 333-236943) with the SEC (the “Registration Statement”) to replace our prior universal registration statement. The Registration Statement, which was declared effective by the SEC on April 1, 2020, permits us to issue up to an aggregate of $1.0 billion in securities (including up to $650.0 million reserved for issuance of shares of the Series C Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through June 30, 2022, we have issued a total of 6,544,593 shares of Series C Preferred Stock for gross proceeds of approximately $162.1 million, 2,415,000 shares of Series D Term Preferred Stock for gross proceeds of approximately $60.4 million, and 13,173,610 shares of common stock (including common stock issued to redeem OP Units) for gross proceeds of approximately $256.0 million under the Registration Statement.

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
The following table provides information on sales of our Series C Preferred Stock during the three and six months ended June 30, 2022 and 2021 (dollars in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of shares sold(1)	1,479,544	404,049	3,028,475	939,020
Weighted-average offering price per share	$24.70	$24.75	$24.75	$24.83
Gross proceeds	$36,551	$10,000	$74,967	$23,315
Net proceeds(2)	$33,660	$9,192	$68,898	$21,363
(1)Excludes shares issued pursuant to the DRIP. We issued approximately 7,488 and 12,727 shares of the Series C Preferred Stock pursuant to the DRIP during the three and six months ended June 30, 2022, respectively, and approximately 1,293 and 2,001 shares of the Series C Preferred Stock pursuant to the DRIP during the three and six months ended June 30, 2021, respectively.
(2)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.
In addition, during the three and six months ended June 30, 2022, 2,160 and 4,640 shares, respectively, of Series C Preferred Stock, were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $52,000 and $111,000, respectively. There were no redemptions during the three and six months ended June 30, 2021.
As of June 30, 2022, excluding Selling Commissions and Dealer-Manager Fees, we have incurred approximately $1.2 million of costs related to the Series C Offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets) and are applied against gross proceeds received from the offering through additional paid-in capital as shares of the Series C Preferred Stock are sold. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series C Offering.
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
See Note 11, “Subsequent Events—Equity Activity—Equity Issuances,” for sales of Series C Preferred Stock completed subsequent to June 30, 2022.
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
The following table provides information on shares of common stock sold by the Sales Agents under the ATM Program during the three and six months ended June 30, 2022 and 2021 (dollars in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of shares sold	—	2,946,113	310,055	4,259,045
Weighted-average offering price per share	$—	$21.68	$33.64	$20.29
Gross proceeds	$—	$63,868	$10,431	$86,405
Net proceeds(1)	$—	$63,229	$10,327	$85,541
(1)Net of underwriting commissions.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of June 30, 2022, and December 31, 2021, we owned 100.0% and approximately 99.4%, respectively, of the outstanding OP Units. There were 0 and 204,778 OP Units held by non-controlling OP Unitholders as of June 30, 2022, and December 31, 2021, respectively.
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
During the six months ended June 30, 2021, we issued 204,778 OP Units to noncontrolling OP Unitholders representing an aggregate value of approximately $4.0 million, or $19.42 per OP Unit. During the three and six months ended June 30, 2022, we redeemed those 204,778 OP Units with a cash payment of approximately $7.7 million, or $37.45 per OP Unit.
The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the three and six months ended June 30, 2022 and 2021 are reflected in the table below.

	Three months ended June 30,		Six months ended June 30,
Issuance	2022	2021	2022	2021
Series A Term Preferred Stock(1)(2)	$—	$—	$—	$0.1815104
Series B Preferred Stock	0.375	0.375	0.750	0.750
Series C Preferred Stock	0.375	0.375	0.750	0.750
Series D Term Preferred Stock(1)(3)	0.312501	0.312501	0.625002	0.559029
Common Stock(4)	0.13620	0.13500	0.27210	0.26985
(1)Dividends are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The Series A Term Preferred Stock was redeemed in full on February 12, 2021.
(3)The Series D Term Preferred Stock was issued on January 19, 2021.
(4)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenue for the three and six months ended June 30, 2022 and 2021 (dollars in thousands, except for footnotes):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed lease payments(1)	$20,273	$16,836	$40,210	$32,816
Variable lease payments(2)	20	57	26	111
Lease revenue, net(3)	$20,293	$16,893	$40,236	$32,927
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three and six months ended June 30, 2022, we recorded participation rents of approximately $20,000 during each period and reimbursements of certain property operating expenses by tenants of approximately $0 and $6,000, respectively. During the three and six months ended June 30, 2021, we recorded participation rents of approximately $19,000 and $45,000, respectively, and reimbursements of certain property operating expenses by tenants of approximately $38,000 and $66,000, respectively.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021, computed using the weighted average number of shares outstanding during the respective periods. Earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per-share amounts):	2022	2021	2022	2021
Net loss attributable to common stockholders	$(3,873)	$(3,469)	$(6,610)	$(5,679)
Weighted average shares of common stock outstanding – basic and diluted	34,520,068	29,360,515	34,403,184	28,124,440
Loss per common share – basic and diluted	$(0.11)	$(0.12)	$(0.19)	$(0.20)
The weighted-average number of OP Units held by non-controlling OP Unitholders was 45,006 and 124,451 for the three and six months ended June 30, 2022, respectively, and 204,778 and 126,713 for the three and three and six months ended June 30, 2021, respectively.
NOTE 11. SUBSEQUENT EVENTS
Acquisition Activity
Subsequent to June 30, 2022, we acquired four new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Reagan Road(3)	Cochise, AZ	7/13/2022	40	0	Corn	12.5 years	None	$120	$14	$39
North Columbia River Road and Prunedale Road(4)	Franklin & Grant, WA, and Umatilla, OR	7/21/2022	1,317	4	Wine Grapes	8.6 years	None	37,250	94	2,569
			1,357	4				$37,370	$108	$2,608
(1)Acquisitions will be accounted for as asset acquisitions in accordance with ASC 360. The figures above represent only costs paid or accrued for as of the date of this filing.
(2)Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)Represents the acquisition of a parcel of farmable land adjacent to an existing farm.
(4)Upon acquisition, we executed four new leases with the existing tenants on these farms. The lease terms above represent the weighted-average lease term and aggregate annualized straight-line rent of these four leases.

Financing Activity
Debt Activity
Subsequent to June 30, 2022, we repaid approximately $16.9 million of maturing loans. On a weighted-average basis, these borrowings bore interest at a stated rate of 4.47% and an effective interest rate (after interest patronage) of 2.89%.
Equity Activity
The following table provides information on equity sales that have occurred subsequent to June 30, 2022 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock(2)	1,579,580	$24.80	$39,178	$35,935
(1)Net of Selling Commissions and Dealer-Manager Fees or underwriting discounts and commissions (in each case, as applicable).
(2)Excludes approximately 6,365 shares issued pursuant to the DRIP.
Distributions
On July 12, 2022, our Board of Directors authorized and we declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	July 22, 2022	July 29, 2022	$0.125
	August 23, 2022	August 31, 2022	0.125
	September 22, 2022	September 30, 2022	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	July 27, 2022	August 5, 2022	$0.125
	August 25, 2022	September 6, 2022	0.125
	September 27, 2022	October 5, 2022	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	July 22, 2022	July 29, 2022	$0.104167
	August 23, 2022	August 31, 2022	0.104167
	September 22, 2022	September 30, 2022	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Common Stock(1):	July 22, 2022	July 29, 2022	$0.0456
	August 23, 2022	August 31, 2022	0.0456
	September 22, 2022	September 30, 2022	0.0456
Total Common Stock Distributions:			$0.1368
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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 169 farms comprised of 115,288 acres located across 15 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
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
Portfolio Diversification
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 169 farms leased to 90 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations (by state) of our farms owned as of and for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	As of and For the six months ended June 30, 2022					As of and For the six months ended June 30, 2021
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,401	30.2%	$26,775	66.5%	58	28,126	26.7%	$20,616	62.6%
Florida	26	22,606	19.8%	7,189	17.9%	23	20,770	19.7%	6,748	20.5%
Washington	3	1,384	1.2%	1,199	3.0%	3	1,384	1.3%	1,187	3.6%
Colorado	12	32,773	28.8%	1,082	2.7%	12	32,773	31.1%	1,370	4.2%
Arizona	6	6,280	5.5%	1,016	2.5%	6	6,280	6.0%	968	2.9%
Michigan	23	1,892	1.7%	783	1.9%	23	1,892	1.8%	262	0.8%
Oregon	5	726	0.6%	734	1.8%	3	418	0.4%	268	0.8%
Nebraska	9	7,782	6.8%	596	1.5%	9	7,782	7.4%	794	2.4%
Texas	1	3,667	3.2%	225	0.6%	1	3,667	3.5%	225	0.7%
Maryland	6	987	0.9%	222	0.5%	6	987	0.9%	231	0.7%
South Carolina	3	597	0.5%	122	0.3%	3	597	0.6%	122	0.4%
Georgia	2	230	0.2%	112	0.3%	—	—	—%	—	—%
North Carolina	2	310	0.3%	81	0.2%	2	310	0.3%	85	0.3%
New Jersey	3	116	0.1%	64	0.2%	3	116	0.1%	10	—%
Delaware	1	180	0.2%	36	0.1%	1	180	0.2%	41	0.1%
TOTALS	165	113,931	100.0%	$40,236	100.0%	153	105,282	100.0%	$32,927	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 126 of our farms are leased on a pure, triple-net basis, 40 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), and 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, and insurance costs). Additionally, 35 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of June 30, 2022 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Six Months Ended June 30, 2022	% of Total Lease Revenues
2022 (2)	4	3,720	3.3%	$2,467	6.1%
2023	14	13,915	12.2%	3,411	8.5%
2024	8	10,219	9.0%	3,363	8.3%
2025	7	12,259	10.7%	2,899	7.2%
2026	11	15,247	13.4%	2,767	6.9%
Thereafter	52	58,571	51.4%	25,174	62.6%
Other(3)	6	—	—%	155	0.4%
Totals	102	113,931	100.0%	$40,236	100.0%
(1)Certain lease agreements encompass multiple farms.

(2)Includes one lease that was renewed subsequent to June 30, 2022 (see “Recent Development—Portfolio Activity—Existing Properties—Leasing Activity” below for a summary of this and certain other recent leasing activities), one lease in which the tenant termination option expired subsequent to June 30, 2022, without such option being exercised, resulting in the minimum lease term being extended through 2028, and one lease with a tenant termination option that we do not currently expect to be exercised.
(3)Consists of ancillary leases (e.g., renewable energy leases; oil, gas, and mineral leases; telecommunications leases; etc.) with varying expirations on certain of our farms.
We currently have one agricultural lease scheduled to expire within the next six months on a farm in California. We are currently in negotiations with the existing tenant on the farm, as well as other potential tenants, and we anticipate being able to renew the lease at its current market rental rate without incurring any downtime on the farm. We currently anticipate the rental rate on this renewal to be relatively flat to that of the existing lease. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since April 1, 2022, through the date of this filing, we acquired five new farms, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs	Annualized Straight-line Rent(1)
Farm Road(2)	Charlotte, FL	5/20/2022	15	0	Adjacent parcel	N/A	N/A	$54	$15	$—
County Road 35	Glenn, CA	6/16/2022	1,374	1	Olives for Olive Oil	14.5 years	1 (5 years)	24,500	54	1,714
Reagan Road(3)	Cochise, AZ	7/13/2022	40	0	Corn	12.5 years	None	120	14	39
North Columbia River Road and Prunedale Road(4)	Franklin & Grant, WA, and Umatilla, OR	7/21/2022	1,317	4	Wine Grapes	8.6 years	None	37,250	94	2,569
			2,746	5				$61,924	$177	$4,322
(1)Based on the minimum cash rental payments guaranteed under the respective leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(2)Represents the acquisition of a parcel of land adjacent to an existing farm, providing additional road access to such farm. No new lease was executed related to this acquisition.
(3)Represents the acquisition of a parcel of farmable land adjacent to an existing farm.
(4)Upon acquisition, we executed four new leases with the existing tenants on these farms. The lease terms above represent the weighted-average lease term and aggregate annualized straight-line rent of these four leases.
Existing Properties
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since April 1, 2022, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES(1)			NEW LEASES(2)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(3)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)	Total Annualized Straight-line Rent(3)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)
CA & CO	2	11,905	$631	1	1 / 1 / 0	$853	6.5	0	0 / 2 / 0
(1)Prior leases include certain leases that were terminated early during the six months ended June 30, 2022. In connection with these early terminations, during the six months ended June 30, 2022, we wrote off aggregate deferred rent and rent receivable balances of approximately $20,000 against lease revenue. Upon termination of these leases, we entered into new leases with new tenants, effective immediately, which are included in the above table.
(2)In connection with certain of these leases, we committed to provide capital for certain improvements on these farms. See “Liquidity and Capital Resources—Operating Commitments and Obligations—Operating Obligations” below for additional information on these and other commitments.
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
In addition to the above renewals, we also entered into a renewable energy lease to allow for the development of both wind and solar energy facilities on 16,595 acres in Colorado. During the development period, which runs through June 2026, the lease is expected to provide for annual rental payments of approximately $332,000.

Financing Activity
Debt Activity
From April 1, 2022, through the date of this filing, we entered into the following loan agreement (dollars in thousands):

Issuer	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Expected Effective Interest Rate(1)	Interest Rate Terms
Farm Credit of Central Florida, ACA	4/5/2022	$4,800	2/1/2046	23.8 years	4.36%	2.89%	Fixed through 2/28/2027; variable thereafter
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
In connection with securing the above borrowings, Gladstone Securities, LLC (“Gladstone Securities”), an affiliate of ours, earned total financing fees of approximately $7,000.
In addition, subsequent to June 30, 2022, we repaid approximately $16.9 million of maturing loans. On a weighted-average basis, these borrowings bore interest at a stated rate of 4.47% and an effective interest rate (after interest patronage) of 2.89%.
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
The following table summarizes the sales of our Series C Preferred Stock that occurred since April 1, 2022, through the date of this filing (dollars in thousands, except per-share amounts and footnotes):

Number of Shares Sold(1)	Weighted-average Sales Price per Share	Gross Proceeds	Net Proceeds(2)
3,059,124	$24.75	$75,728	$69,595
(1)Excludes share redemptions and shares issued pursuant to the DRIP. From April 1, 2022, through the date of this filing, we redeemed 8,034 shares and issued approximately 13,853 shares of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of underwriting discounts and selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $6.1 million.
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
Smaller Reporting Company Status
As of December 31, 2018, and through June 30, 2022, we qualified as a “smaller reporting company” under Rule 12b-2 of the Exchange Act because we had annual revenues of less than $100 million for the previous year and a public float of less than $700 million as of the last business day of our previous second fiscal quarter. As a smaller reporting company, we are permitted to take advantage of reduced disclosure requirements for our public filings. We currently anticipate that we will no longer qualify as a smaller reporting company beginning with the year ending December 31, 2022, due to our public float as of the last business day of our current second fiscal quarter exceeding the $700 million threshold.
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2022.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:
•With regard to the comparison between the three months ended June 30, 2022 versus 2021:
◦Same-property basis represents farms owned as of March 31, 2021, and were not vacant at any point during either period presented; and
◦Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to March 31, 2021. From April 1, 2021, through June 30, 2022, we acquired 26 new farms and did not have any farm dispositions.
•With regard to the comparison between the six months ended June 30, 2022 versus 2021:
◦Same-property basis represents farms owned as of December 31, 2020, and were not vacant at any point during either period presented; and
◦Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2020. From January 1, 2021, through June 30, 2022, we acquired 28 new farms and did not have any farm dispositions.
We did not have any vacant or self-operated farms during either of the three and six months ended June 30, 2022 or 2021.

A comparison of results of components comprising our operating income for the three and six months ended June 30, 2022 and 2021 is below (dollars in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$20,273	$16,836	$3,437	20.4%
Variable lease payments – participation rents	20	19	1	5.3%
Variable lease payments – tenant reimbursements	—	38	(38)	(100.0)%
Total operating revenues	20,293	16,893	3,400	20.1%
Operating expenses:
Depreciation and amortization	8,392	6,285	2,107	33.5%
Property operating expenses	695	906	(211)	(23.3)%
Base management and incentive fees	2,043	1,376	667	48.5%
Administration fee	463	347	116	33.4%
General and administrative expenses	567	581	(14)	(2.4)%
Total operating expenses	12,160	9,495	2,665	28.1%
Operating income	$8,133	$7,398	$735	9.9%

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$40,210	$32,816	$7,394	22.5%
Variable lease payments – participation rents	20	45	(25)	(55.6)%
Variable lease payments – tenant reimbursements	6	66	(60)	(90.9)%
Total operating revenues	40,236	32,927	7,309	22.2%
Operating expenses:
Depreciation and amortization	16,738	12,336	4,402	35.7%
Property operating expenses	1,398	1,336	62	4.6%
Base management and incentive fees	5,210	3,908	1,302	33.3%
Administration fee	926	703	223	31.7%
General and administrative expenses	1,253	1,119	134	12.0%
Total operating expenses	25,525	19,402	6,123	31.6%
Operating income	$14,711	$13,525	$1,186	8.8%
Operating Revenues
Lease revenues
The following table provides a summary of our lease revenues during the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Same-property basis:
Fixed lease payments	$16,201	$16,095	$106	0.7%	$31,960	$31,941	$19	0.1%
Participation rents	20	19	1	5.3%	20	45	(25)	(55.6)%
Total – Same-property basis	16,221	16,114	107	0.7%	31,980	31,986	(6)	—%
Properties acquired or disposed of	4,072	741	3,331	449.5%	8,250	875	7,375	842.9%
Tenant reimbursements(1)	—	38	(38)	(100.0)%	6	66	(60)	(90.9)%
Total Lease revenues	$20,293	$16,893	$3,400	20.1%	$40,236	$32,927	$7,309	22.2%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts are also recorded as property operating expenses during the respective periods.
Same-property Basis – 2022 compared to 2021
Lease revenues from fixed lease payments increased primarily due to certain new leases, amendments, and renewals executed at higher rental rates. The increase in fixed lease payments as a result of these leases was partially offset by a decrease due to certain lease amendments and renewals executed, through which we decreased the fixed base rent component in exchange for either adding a participation rent component to the lease structure or reducing certain operating expenses for which the landlord was previously responsible for. Participation rents related to certain lease renewals and amendments, if any, are expected to be recorded during the second half of 2022.
Other – 2022 compared to 2021
Lease revenue from properties acquired or disposed of increased primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2020.
Tenant reimbursements decreased primarily due to additional payments made during the prior-year period by certain tenants on our behalf (pursuant to the lease agreements) to unconsolidated entities of ours that convey water to the respective properties.
Operating Expenses
Depreciation and amortization
Depreciation and amortization expense increased primarily due to additional depreciation and amortization expense incurred on new farms acquired subsequent to December 31, 2020, as well as an increase in depreciation associated with additional capital expenditure on certain of our farms. This increase was partially offset by a decrease attributable to the expiration of certain lease intangible amortization periods.
Property operating expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property-operating expenses recorded during the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Same-property basis	$667	$829	$(162)	(19.5)%	$1,330	$1,224	$106	8.7%
Properties acquired or disposed of	16	29	(13)	(44.8)%	45	34	11	32.4%
Tenant-reimbursed property operating expenses(1)	12	48	(36)	(75.0)%	23	78	(55)	(70.5)%
Total Property operating expenses	$695	$906	$(211)	(23.3)%	$1,398	$1,336	$62	4.6%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.
Same-property Basis – 2022 compared to 2021
Property operating expenses decreased for the three months ended June 30, 2022, primarily due to a decrease in costs associated with our limited obligation to reimburse one of our tenants for certain water usage in accordance with the lease terms during the prior-year period. We were not obligated to reimburse the tenant for such costs subsequent to December 31, 2021. This decrease was partially offset by additional miscellaneous property operating costs incurred on certain properties and higher property tax expenses due to certain lease renewals recently executed converting the leases from a triple-net structure to a partial-net structure, with us, as landlord, now responsible for the property taxes on these properties.
Property operating expenses increased for the six months ended June 30, 2022, primarily due to higher property tax expenses, as well as additional legal fees incurred in connection with protecting water rights on certain farms in California and higher miscellaneous property operating expenses on certain properties. This increase was partially offset by a decrease in costs associated with our limited obligation to reimburse one of our tenants for certain water usage in accordance with the lease terms during the prior-year period, which obligation expired on December 31, 2021.
Other – 2022 compared to 2021
Tenant reimbursement expense decreased primarily due to a decrease in miscellaneous property operating costs incurred by us in connection with our ownership interests in an unconsolidated entity, for which our tenants are contractually obligated to reimburse us under the terms of the respective leases.
Related-Party Fees
The following table provides the calculations of the base management and incentive fees due to our Adviser pursuant to the Prior Advisory Agreement (which was in effect from January 1, 2020, through June 30, 2021) and the Current Advisory Agreement (which has been in effect since July 1, 2021) for each of the three and six months ended June 30, 2022 and 2021 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

	Quarter Ended		Year to Date
	March 31	June 30
FY 2022 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,357,800	$1,361,757
Quarterly rate	0.150%	0.150%
Base management fee(3)	$2,036	$2,043	$4,079

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$378,299	$381,201

First hurdle quarterly rate	1.750%	1.750%
First hurdle threshold	$6,620	$6,671

Second hurdle quarterly rate	2.1875%	2.1875%
Second hurdle threshold	$8,275	$8,339

Pre-Incentive Fee FFO(1)	$7,751	$4,819

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$1,131	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—
Total Incentive fee(3)	$1,131	$—	$1,131

Total fees due to Adviser, net	$3,167	$2,043	$5,210

FY 2021 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,095,440	$1,101,071
Quarterly rate	0.125%	0.125%
Base management fee(3)	$1,370	$1,376	$2,746

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$228,161	$248,501

First hurdle quarterly rate	1.750%	1.750%
First hurdle threshold	$3,993	$4,349

Second hurdle quarterly rate	2.1875%	2.1875%
Second hurdle threshold	$4,991	$5,436

Pre-Incentive Fee FFO(1)	$5,810	$3,867

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$998	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	164	—
Total Incentive fee(3)	$1,162	$—	$1,162

Total fees due to Adviser, net	$2,532	$1,376	$3,908
(1)As defined in the Advisory Agreements.
(2)As of the end of the respective prior quarters.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The base management fee increased primarily due to additional assets acquired since December 31, 2020, and an increase in the annual rate applied to the prior calendar quarter’s Gross Tangible Real Estate Assets (from 0.50% pursuant to the Prior Advisory Agreement to 0.60% pursuant to the Current Advisory Agreement), effective July 1, 2021.
Our Adviser earned incentive fees during each of the three months ended March 31, 2022 and 2021 due to our Pre-Incentive Fee FFO (as defined in the Advisory Agreements) exceeding the required hurdle rate of the applicable equity base during each of the periods. No incentive fee was earned by our Advisor during either of the three months ended June 30, 2022 or 2021.
The administration fee paid to our Administrator increased primarily due to hiring additional personnel and us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased for the six months ended June 30, 2022, as compared to the prior-year period, primarily due to increased professional fees (driven by higher audit fees and appraisal costs) and additional director fees expensed during the period. This increase was partially offset by a decrease in acquisition-related costs for investments no longer being pursued.
A comparison of results of other components contributing to net loss attributable to common stockholders for the three and six months ended June 30, 2022 and 2021 is below (dollars in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Operating income	$8,133	$7,398	$735	9.9%
Other income (expense):
Other income	63	20	43	215.0%
Interest expense	(6,523)	(6,141)	(382)	6.2%
Dividends declared on Series A and Series D cumulative term preferred stock	(755)	(755)	—	—%
Loss on dispositions of real estate assets, net	(305)	(1,042)	737	(70.7)%
Loss from investments in unconsolidated entities	—	(11)	11	(100.0)%
Total other expense, net	(7,520)	(7,929)	409	(5.2)%
Net income (loss)	613	(531)	1,144	(215.4)%
Net loss attributable to non-controlling interests	3	1	2	200.0%
Net income (loss) attributable to the Company	616	(530)	1,146	(216.2)%
Dividends declared on and charges related to Series B and Series C cumulative redeemable preferred stock	(4,489)	(2,939)	(1,550)	52.7%
Net loss attributable to common stockholders	$(3,873)	$(3,469)	$(404)	11.6%

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Operating income	$14,711	$13,525	$1,186	8.8%
Other income (expense):
Other income	2,829	2,255	574	25.5%
Interest expense	(12,971)	(12,334)	(637)	5.2%
Dividends declared on Series A and Series D cumulative term preferred stock	(1,509)	(1,559)	50	(3.2)%
Loss on dispositions of real estate assets, net	(1,280)	(1,840)	560	(30.4)%
Property and casualty recovery, net	49	—	49	NM
Loss from investments in unconsolidated entities	(29)	(24)	(5)	20.8%
Total other expense, net	(12,911)	(13,502)	591	(4.4)%
Net income	1,800	23	1,777	7,726.1%
Net income attributable to non-controlling interests	(6)	—	(6)	NM
Net income attributable to the Company	1,794	23	1,771	7,700.0%
Dividends declared on and charges related to Series B and Series C cumulative redeemable preferred stock	(8,404)	(5,702)	(2,702)	47.4%
Net loss attributable to common stockholders	$(6,610)	$(5,679)	$(931)	16.4%
NM = Not Meaningful
Other Income (Expense)
Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments, increased primarily driven by additional interest patronage received from Farm Credit (primarily due to increased borrowings from Farm Credit) and higher interest rates earned on short-term investments.
During the three months ended March 31, 2022, we recorded approximately $2.8 million of interest patronage from Farm Credit related to interest accrued during 2021, compared to approximately $2.2 million of interest patronage recorded during the prior-year period.
Interest expense increased, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock and Series D Term Preferred Stock) outstanding for the three and six months ended June 30, 2022, was approximately $666.9 million and $665.6 million, respectively, as compared to approximately $631.5 million and $629.8 million for the respective prior-year periods. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the overall effective interest rate charged on our aggregate borrowings for the three and six months ended June 30, 2022, was 3.75% and 3.73%, respectively, as compared to 3.73% and 3.71% for the respective prior-year periods.
Losses on dispositions of real estate assets related to the disposals of certain irrigation and other improvements on certain of our farms.
The aggregate dividends paid on our Series B Preferred Stock and Series C Preferred Stock increased due to additional shares issued and outstanding during the current-year periods.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under our credit facility with Metropolitan Life Insurance Company “MetLife”)), and issuances of additional equity securities. Our current available liquidity is approximately $133.3 million, consisting of approximately $21.0 million in cash on hand and, based on the current level of collateral pledged, approximately $112.3 million of availability under our credit facility with MetLife (subject to compliance with covenants) and other undrawn notes or bonds. In addition, we currently have certain properties valued at a total of approximately $129.4 million that are unencumbered and eligible to be pledged as collateral.
Over 99% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.26% for another five-plus years. So with respect to our current borrowings, we have experienced minimal impact from the recent increases in interest rates, and we believe we are well-protected against any future interest rate increases. Despite ongoing volatility in the markets, based on discussions with our lenders, we do not believe there will be a credit freeze on agricultural lending in the near term. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near-term debt obligations and operating expenses.
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
We believe that our current and short-term cash resources will be sufficient to fund our distributions to stockholders (including non-controlling OP Unitholders, if any), service our debt, pay dividends on our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock, and fund our current operating costs in the near term. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including, but not limited to, shares of common stock through our “at-the-market program” (the “ATM Program”), OP Units through our Operating Partnership as consideration for future acquisitions, and shares of our Series C Preferred Stock), long-term mortgage indebtedness and bond issuances, and other secured and unsecured borrowings.
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related facilities. We continue to actively seek and evaluate acquisitions of additional farms and farm-related facilities that satisfy our investment criteria, and we have several properties that are in various stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
Operating Commitments and Obligations
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as June 30, 2022 (dollars in thousands):

Farm Location(s)	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of June 30, 2022
St. Lucie, FL	549	$230		Q3 2022	$148
Hillsborough, FL	55	2,250	(2)	Q4 2022	1,575
Charlotte, FL	975	3,000	(2)	Q4 2022	2,457
Napa, CA	270	1,548	(2)	Q3 2023	1,019
Umatilla, OR	135	2,750	(2)	Q4 2023	1,352
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
Monterey, CA	304	950	(2)	Q4 2025	546
Wicomico & Caroline, MD, and Sussex, DE	833	115		Q3 2030	49
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
In connection with certain farms acquired through a leasehold interest, we assumed certain ground lease arrangements under which we are the lessee. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of June 30, 2022, is as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining six months ending December 31:	2022	$40
For the fiscal years ending December 31:	2023	92
	2024	92
	2025	62
	2026	62
	2027	62
	Thereafter	693
Total undiscounted lease payments		1,103
Less: imputed interest		(468)
Present value of lease payments		$635
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income) of approximately $23,000 and $46,000 during the three and six months ended June 30, 2022, respectively, and approximately $22,000 and $36,000 during the three and six months ended June 30, 2021, respectively.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Net change in cash from:
Operating activities	$19,355	$16,965	$2,390	14.1%
Investing activities	(35,147)	(84,950)	49,803	(58.6)%
Financing activities	47,528	125,556	(78,028)	(62.1)%
Net change in Cash and cash equivalents	$31,736	$57,571	$(25,835)	(44.9)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased primarily due to additional rental payments received from recent acquisitions and interest patronage received from Farm Credit, partially offset by an increase in fees paid to our Adviser and increases in the amount of interest payments made.
Investing Activities
The decrease in cash used in investing activities was primarily due to a decrease in aggregate cash paid for acquisitions of new farms, partially offset by an increase in the amount of cash paid for capital improvements on existing farms during the current-year period.
Financing Activities
The decrease in cash provided by financing activities was primarily due to the issuance of our Series D Term Preferred Stock in the first quarter of 2021 (which, after voluntarily redeeming our Series A Term Preferred Stock in full, resulted in net cash proceeds of approximately $31.6 million), a decrease in aggregate net cash proceeds received from equity offerings (including our common stock and the Series C Preferred Stock) of approximately $27.7 million, and a decrease in aggregate net borrowings of approximately $9.3 million. In addition, during the six months ended June 30, 2022, we paid approximately $7.7 million to redeem 204,778 OP Units.

Debt Capital
MetLife Facility
As amended in February 2022, our facility with MetLife currently consists of $75.0 million of revolving equity lines of credit and an aggregate of $175.0 million of term notes (the “2022 MetLife Facility”). We currently have $100,000 outstanding under the lines of credit and $36.9 million outstanding on the term notes. While $213.0 million of the full commitment amount under the 2022 MetLife Facility remains undrawn, based on the current level of collateral pledged, we currently have approximately $110.3 million of availability under the 2022 MetLife Facility. The draw period for the 2020 MetLife Term Note expires on December 31, 2022, and the draw period for the 2022 MetLife Term Note expires on December 31, 2024 (see Note 8, “Borrowings—MetLife Facility,” within the accompanying notes to our condensed consolidated financial statements for information on certain defined terms). After these dates, MetLife has no obligation to disburse any additional undrawn funds under the term notes.
Farmer Mac Facility
As amended in December 2020, our agreement with Federal Agricultural Mortgage Corporation (“Farmer Mac”) provides for bond issuances up to an aggregate amount of $225.0 million (the “Farmer Mac Facility”) by May 31, 2023, after which Farmer Mac has no obligation to purchase additional bonds under this facility. To date, we have issued aggregate bonds of approximately $100.1 million under the Farmer Mac Facility.
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
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2022 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock(2)(3)	4,608,055	$24.77	$114,145	$104,833
Common Stock – ATM Program	310,055	33.64	10,431	10,327
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).
(2)Excludes share redemptions.
(3)Excludes approximately 19,092 shares issued pursuant to the DRIP.
Our Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our condensed consolidated financial statements) permits us to issue up to an aggregate of $1.0 billion in securities (including up to $650.0 million reserved for issuance of shares of the Series C Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $201.5 million of Series C Preferred Stock (including approximately $617,000 issued pursuant to the DRIP), $60.4 million of Series D Term Preferred Stock, and $256.0 million of common stock (including common stock issued to redeem OP Units) under the Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and six months ended June 30, 2022 and 2021 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$613	$(531)	$1,800	$23
Less: Aggregate dividends declared on Series B Preferred Stock and Series C Preferred Stock(1)	(4,489)	(2,939)	(8,404)	(5,702)
Net loss attributable to common stockholders and non-controlling OP Unitholders	(3,876)	(3,470)	(6,604)	(5,679)
Plus: Real estate and intangible depreciation and amortization	8,392	6,285	16,738	12,336
Plus: Losses on dispositions of real estate assets, net	305	1,042	1,280	1,840
Adjustments for unconsolidated entities(2)	(2)	10	25	18
FFO available to common stockholders and non-controlling OP Unitholders	4,819	3,867	11,439	8,515
(Less) plus: Acquisition- and disposition-related (credits) expenses, net	(88)	71	21	140
(Less) plus: Other nonrecurring (receipts) charges, net(3)	—	13	(49)	56
CFFO available to common stockholders and non-controlling OP Unitholders	4,731	3,951	11,411	8,711
Net rent adjustment	(731)	(515)	(1,450)	(1,005)
Plus: Amortization of debt issuance costs	277	252	548	641
Plus: Other non-cash charges(4)	192	38	342	63
AFFO available to common stockholders and non-controlling OP Unitholders	4,469	3,726	10,851	8,410

Weighted-average common stock outstanding—basic and diluted	34,520,068	29,360,515	34,403,184	28,124,440
Weighted-average common non-controlling OP Units outstanding	45,006	204,778	124,451	126,713
Weighted-average total common shares outstanding	34,565,074	29,565,293	34,527,635	28,251,153

Diluted FFO per weighted-average total common share	$0.14	$0.13	$0.33	$0.30
Diluted CFFO per weighted-average total common share	$0.14	$0.13	$0.33	$0.31
Diluted AFFO per weighted-average total common share	$0.13	$0.13	$0.31	$0.30

Distributions declared per total common share	$0.14	$0.14	$0.27	$0.27

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
(4)Consists of (i) the amount of dividends on the Series C Preferred Stock paid via issuing new shares (pursuant to the DRIP), (ii) the pro-rata write-off of offering costs related to shares of Series C Preferred Stock that were redeemed, which were noncash charges, and (iii) our remaining pro-rata share of (income) loss recorded from investments in unconsolidated entities during the respective periods.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of June 30, 2022, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Acre-feet of Water	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	11	6,879	6,167	45,000	$211,729	$198,722	13.2%
Internal Valuation	3	6,189	4,730	—	20,840	36,000	2.4%
Third-party Appraisal(2)	151	100,863	83,640	—	1,106,825	1,267,158	84.4%
Total	165	113,931	94,537	45,000	$1,339,394	$1,501,880	100.0%
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.
(2)Appraisals performed between June 2021 and June 2022.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of June 30, 2022, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$707 – $128,781	$33,781	$5,504 – $5,504	$5,504
Market NOI (per farmable acre)	$25 – $4,215	$2,102	$214 – $214	$214
Market Capitalization Rate	3.75% – 10.50%	5.67%	4.00% – 4.00%	4.00%
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of June 30, 2022, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended June 30, 2022, from the prior value basis as of March 31, 2022, is provided in the table below (dollars in thousands):

Total portfolio fair value as of March 31, 2022		$1,476,836
Plus: Acquisition of new farms during the three months ended June 30, 2022		24,554
Plus net value appreciation during the three months ended June 30, 2022:
Farms valued via third-party appraisals	$490
Total net appreciation for the three months ended June 30, 2022		490
Total portfolio fair value as of June 30, 2022		$1,501,880
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of June 30, 2022, was approximately $621.9 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $665.6 million. The fair values of our Series B Preferred Stock and Series D Term Preferred Stock were determined using the closing stock prices as of June 30, 2022, of $26.30 per share and $24.90 per share, respectively. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series C Preferred Stock to be $25.00 per share as of June 30, 2022 (see Exhibit 99.1 to this Form 10-Q).
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
As of June 30, 2022, we estimate the NAV per common share to be $15.60. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$651,932
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(1,339,394)
Plus: estimated fair value of real estate holdings(2)	1,501,880
Net fair value adjustment for real estate holdings		162,486
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	725,955
Less: fair value of aggregate long-term indebtedness(3)(4)	(682,002)
Net fair value adjustment for long-term indebtedness		43,953
Estimated NAV		858,371
Less: aggregate fair value of Series B Preferred Stock and Series C Preferred Stock(5)		(319,892)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$538,479
Total common shares and non-controlling OP Units outstanding(6)		34,520,068
Estimated NAV per common share and OP Unit		$15.60
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.
(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series D Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series D Term Preferred Stock was valued based on its closing stock price as of June 30, 2022.
(5)The Series B Preferred Stock was valued based on its closing stock price as of June 30, 2022, while the Series C Preferred Stock was valued at its liquidation value, as discussed above.
(6)Includes 34,520,068 shares of common stock and 0 OP Units held by non-controlling OP Unitholders.
A quarterly roll-forward in the estimated NAV per common share for the three months ended June 30, 2022, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of March 31, 2022		$15.54
Less net loss attributable to common stockholders and non-controlling OP Unitholders		(0.11)
Adjustments for net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.10
Net change in unrealized fair value of long-term indebtedness	0.43
Net change in valuations		0.53
Less distributions on common stock and non-controlling OP Units		(0.14)
Less net dilutive effect of equity issuances		(0.22)
Estimated NAV per common share and non-controlling OP Unit as of June 30, 2022		$15.60
(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) an increase of $0.01 per share due to the net appreciation in value of the farms that were valued during the three months ended June 30, 2022, (ii) an increase of $0.24 per share due to the aggregate depreciation and amortization expense recorded during the three months ended June 30, 2022, and (iii) a decrease of $0.15 per share due to net asset dispositions or capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $15.60 as of June 30, 2022, based on the calculation above, the closing price of our common stock on June 30, 2022, was $22.16 per share.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.4	Form of Certificate for 5.00% Series D Cumulative Term Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on January 14, 2021.
4.5	Form of Indenture, incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 333-236943), filed on March 6, 2020.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series C Cumulative Redeemable Preferred Stock as of June 30, 2022 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2022, and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: August 9, 2022	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: August 9, 2022	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors