Form 10-Q
period 2022-09-30
GLADSTONE LAND Corp
filed 2022-11-08
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 8, 2022, was 34,704,005.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Real estate, at cost	$1,427,482	$1,357,800
Less: accumulated depreciation	(98,285)	(74,002)
Total real estate, net	1,329,197	1,283,798
Lease intangibles, net	5,951	4,456
Cash and cash equivalents	37,006	16,708
Other assets, net	65,658	46,588
TOTAL ASSETS	$1,437,812	$1,351,550

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	639,646	667,882
Series D mandatorily-redeemable preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of September 30, 2022, and December 31, 2021	59,005	58,696
Accounts payable and accrued expenses	11,572	10,874
Due to related parties, net	3,253	4,224
Other liabilities, net	17,010	20,708
Total liabilities	730,586	762,484
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,456,065 shares authorized, 5,956,065 shares issued and outstanding as of September 30, 2022, and December 31, 2021	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,967,227 shares authorized, 8,992,776 shares issued and outstanding as of September 30, 2022; 25,989,942 shares authorized, 3,493,333 shares issued and outstanding as of December 31, 2021	9	3
Common stock, $0.001 par value; 63,976,708 shares authorized, 34,704,005 shares issued and outstanding as of September 30, 2022; 63,953,993 shares authorized, 34,210,013 shares issued and outstanding as of December 31, 2021	35	34
Additional paid-in capital	802,496	668,275
Distributions in excess of accumulated earnings	(104,775)	(80,467)
Accumulated other comprehensive income (loss)	9,455	(1,036)
Total stockholders’ equity	707,226	586,815
Non-controlling interests in Operating Partnership	—	2,251
Total equity	707,226	589,066
TOTAL LIABILITIES AND EQUITY	$1,437,812	$1,351,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Lease revenue, net	$24,209	$19,591	$64,445	$52,518
Total operating revenues	24,209	19,591	64,445	52,518
OPERATING EXPENSES:
Depreciation and amortization	9,146	6,944	25,883	19,280
Property operating expenses	706	696	2,103	2,031
Base management fee	2,086	1,748	6,165	4,494
Incentive fee	505	945	1,636	2,107
Administration fee	543	412	1,470	1,115
General and administrative expenses	729	462	1,983	1,582
Write-off of costs associated with offering of Series C cumulative redeemable preferred stock	851	—	851	—
Total operating expenses	14,566	11,207	40,091	30,609
OTHER INCOME (EXPENSE):
Other income	237	20	3,067	2,274
Interest expense	(6,476)	(6,126)	(19,446)	(18,460)
Dividends declared on Series A and Series D cumulative term preferred stock	(755)	(755)	(2,264)	(2,314)
Loss on dispositions of real estate assets, net	(819)	(1)	(2,100)	(1,841)
Property and casualty recovery, net	—	—	49	—
Loss from investments in unconsolidated entities	(24)	(19)	(54)	(42)
Total other expense, net	(7,837)	(6,881)	(20,748)	(20,383)
NET INCOME	1,806	1,503	3,606	1,526
Net income attributable to non-controlling interests	(2)	(8)	(9)	(8)
NET INCOME ATTRIBUTABLE TO THE COMPANY	1,804	1,495	3,597	1,518
Dividends declared on Series B and Series C cumulative redeemable preferred stock	(5,389)	(3,111)	(13,786)	(8,814)
Loss on extinguishment of Series C cumulative redeemable preferred stock	(9)	(23)	(15)	(23)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,594)	$(1,639)	$(10,204)	$(7,319)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.10)	$(0.05)	$(0.30)	$(0.25)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	34,607,440	31,362,423	34,472,018	29,215,628

COMPREHENSIVE INCOME :
Net income attributable to the Company	$1,804	$1,495	$3,597	$1,518
Change in fair value related to interest rate hedging instruments	3,199	357	10,491	513
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$5,003	$1,852	$14,088	$2,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2022
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at June 30, 2022	5,956,065	$6	6,529,895	$7	34,520,068	$35	$742,070	$(96,442)	$6,256	$651,932	$—	$651,932
Issuance of Series C Preferred Stock, net	—	—	2,480,956	2	—	—	56,272	—	—	56,274	—	56,274
Redemptions of Series C Preferred Stock	—	—	(18,075)	—	—	—	(411)	(9)	—	(420)	—	(420)
Issuance of common stock, net	—	—	—	—	183,937	—	4,563	—	—	4,563	—	4,563
Net income	—	—	—	—	—	—	—	1,804	—	1,804	2	1,806
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(5,389)	—	(5,389)	—	(5,389)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(4,739)	—	(4,739)	—	(4,739)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	3,199	3,199	—	3,199
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	2	—	—	2	(2)	—
Balance at September 30, 2022	5,956,065	$6	8,992,776	$9	34,704,005	$35	$802,496	$(104,775)	$9,455	$707,226	$—	$707,226

	Nine Months Ended September 30, 2022
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2021	5,956,065	$6	3,493,333	$3	34,210,013	$34	$668,275	$(80,467)	$(1,036)	$586,815	$2,251	$589,066
Issuance of Series C Preferred Stock, net	—	—	5,522,158	6	—	—	125,291	—	—	125,297	—	125,297
Redemptions of Series C Preferred Stock	—	—	(22,715)	—	—	—	(516)	(15)	—	(531)	—	(531)
Redemptions of OP Units	—	—	—	—	—	—	(3,700)	—	—	(3,700)	(3,970)	(7,670)
Issuance of common stock, net	—	—	—	—	493,992	1	14,884	—	—	14,885	—	14,885
Net income	—	—	—	—	—	—	—	3,597	—	3,597	9	3,606
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(13,786)	—	(13,786)	—	(13,786)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(14,104)	—	(14,104)	(28)	(14,132)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	10,491	10,491	—	10,491
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(1,738)	—	—	(1,738)	1,738	—
Balance at September 30, 2022	5,956,065	$6	8,992,776	$9	34,704,005	$35	$802,496	$(104,775)	$9,455	$707,226	$—	$707,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2021
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at June 30, 2021	5,956,065	$6	2,029,455	$2	30,478,064	$30	$549,123	$(68,533)	$(1,344)	$479,284	$2,030	$481,314
Issuance of Series C Preferred Stock, net	—	—	581,069	1	—	—	13,253	—	—	13,254	—	13,254
Redemptions of Series C Preferred Stock	—	—	(9,920)	—	—	—	(225)	(23)	—	(248)	—	(248)
Issuance of common stock, net	—	—	—	—	1,565,925	2	36,659	—	—	36,661	—	36,661
Net income	—	—	—	—	—	—	—	1,495	—	1,495	8	1,503
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(3,111)	—	(3,111)	—	(3,111)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(4,255)	—	(4,255)	(28)	(4,283)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	357	357	—	357
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(117)	—	—	(117)	117	—
Balance at September 30, 2021	5,956,065	$6	2,600,604	$3	32,043,989	$32	$598,693	$(74,427)	$(987)	$523,320	$2,127	$525,447

	Nine Months Ended September 30, 2021
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2020	5,956,065	$6	1,088,435	$1	26,219,019	$26	$440,470	$(55,213)	$(1,500)	$383,790	$—	$383,790
Issuance of Series C Preferred Stock, net	—	—	1,522,089	2	—	—	34,617		—	34,619	—	34,619
Redemptions of Series C Preferred Stock	—	—	(9,920)	—	—	—	(225)	(23)	—	(248)	—	(248)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	3,970	3,970
Issuance of common stock, net	—	—	—	—	5,824,970	6	122,045		—	122,051	—	122,051
Net income	—	—	—	—	—	—	—	1,518	—	1,518	8	1,526
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	(8,814)	—	(8,814)	—	(8,814)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	(11,895)	—	(11,895)	(65)	(11,960)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	513	513	—	513
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	1,786	—	—	1,786	(1,786)	—
Balance at September 30, 2021	5,956,065	$6	2,600,604	$3	32,043,989	$32	$598,693	$(74,427)	$(987)	$523,320	$2,127	$525,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,606	$1,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,883	19,280
Amortization of debt issuance costs	817	905
Amortization of deferred rent assets and liabilities, net	(180)	(397)
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	69	10
Loss from investments in unconsolidated entities	54	42
Bad debt expense	68	11
Write-off of unamortized deferred offering costs associated with cumulative redeemable preferred stock (Series C)	798	—
Loss on dispositions of real estate assets, net	2,100	1,841
Property and casualty recovery, net	(49)	—
Changes in operating assets and liabilities:
Other assets, net	(7,549)	(5,761)
Accounts payable and accrued expenses and Due to related parties, net	(431)	1,652
Other liabilities, net	(2,113)	1,247
Net cash provided by operating activities	23,073	20,356
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(59,102)	(144,253)
Capital expenditures on existing real estate assets	(16,072)	(3,373)
Contributions to unconsolidated real estate entities	(2,749)	—
Deposits on prospective real estate acquisitions and investments	(704)	(1,875)
Net cash used in investing activities	(78,627)	(149,501)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred and common equity	151,237	161,318
Offering costs	(11,318)	(4,359)
Redemptions of cumulative redeemable preferred stock (Series B and Series C)	(531)	(248)
Payments for redemptions of OP Units	(7,669)	—
Proceeds from issuance of cumulative term preferred stock	—	60,375
Redemption of cumulative term preferred stock (Series A)	—	(28,750)
Borrowings from notes and bonds payable	9,932	40,683
Repayments of notes and bonds payable	(38,260)	(18,816)
Payments of financing fees	(826)	(2,455)
Dividends paid on cumulative redeemable preferred stock (Series B and Series C)	(12,581)	(9,370)
Distributions paid on non-controlling common interests in Operating Partnership	(28)	(65)
Distributions paid on common stock	(14,104)	(11,895)
Net cash provided by financing activities	75,852	186,418
NET INCREASE IN CASH AND CASH EQUIVALENTS	20,298	57,273
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,708	9,218
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,006	$66,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of non-controlling interests in Operating Partnership in conjunction with acquisitions, net	$—	$3,970
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	2,980	670
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	10	6
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	32	57
Unrealized gain related to interest rate hedging instruments	9,455	987
Dividends paid on Series C Preferred Stock via additional share issuances	290	106

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of September 30, 2022, and December 31, 2021, the Company owned 100.0% and approximately 99.4%, respectively, of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the nine months ended September 30, 2022, and for the tax year ended December 31, 2021, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2022 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Recently-Issued Accounting Pronouncements
As of September 30, 2022, there were no recently-issued accounting pronouncements that had a material impact on our condensed consolidated financial statements.

NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 169 farms we owned as of September 30, 2022 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,401	31,951	$866,226	$410,697
Florida	26	22,606	17,639	223,659	110,249
Washington	6	2,529	1,997	66,053	24,411
Arizona(6)	6	6,320	5,333	56,077	15,999
Colorado	12	32,773	25,577	46,650	28,527
Nebraska	9	7,782	7,050	30,465	12,135
Oregon(7)	6	898	736	29,372	11,845
Michigan	23	1,892	1,245	24,067	14,204
Texas	1	3,667	2,219	8,194	4,940
Maryland	6	987	863	8,104	4,466
South Carolina	3	597	447	3,655	2,193
Georgia	2	230	175	2,776	1,689
North Carolina	2	310	295	2,172	—
New Jersey	3	116	101	2,138	1,273
Delaware	1	180	140	1,308	717
	169	115,288	95,768	$1,370,916	$643,345
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
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of September 30, 2022, this investment had a net carrying value of approximately $1.1 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(4)Includes five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. The ground sublease had a net cost basis of approximately $734,000 as of September 30, 2022 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets).
(5)Includes 45,000 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California. See “—Investments in Water Assets” below for additional information on this water.
(6)Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2025 and February 2032, respectively. In total, these two ground leases consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $794,000 as of September 30, 2022 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets).
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of September 30, 2022, this investment had a net carrying value of approximately $4.8 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of September 30, 2022, and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Real estate:
Land and land improvements	$843,444	$812,830
Permanent plantings	357,772	331,969
Irrigation and drainage systems	164,626	153,688
Farm-related facilities	47,470	46,804
Other site improvements	14,170	12,509
Real estate, at cost	1,427,482	1,357,800
Accumulated depreciation	(98,285)	(74,002)
Total real estate, net	$1,329,197	$1,283,798

Real estate depreciation expense on these tangible assets was approximately $8.9 million and $25.1 million for the three and nine months ended September 30, 2022, respectively, and approximately $6.6 million and $18.3 million for the three and nine months ended September 30, 2021, respectively.
Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of September 30, 2022, and December 31, 2021, we recorded tenant improvements, net of accumulated depreciation, of approximately $3.5 million and $2.5 million, respectively. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $178,000 and $385,000 for the three and nine months ended September 30, 2022, respectively, and approximately $88,000 and $282,000 for the three and nine months ended September 30, 2021 respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of September 30, 2022, and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Lease intangibles:
Leasehold interest – land	$4,295	$4,295
In-place lease values	2,763	2,174
Leasing costs	3,095	1,808
Other(1)	130	130
Lease intangibles, at cost	10,283	8,407
Accumulated amortization	(4,332)	(3,951)
Lease intangibles, net	$5,951	$4,456
(1)Other consists primarily of acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $258,000 and $769,000 for the three and nine months ended September 30, 2022, respectively, and approximately $296,000 and $983,000 for the three and nine months ended September 30, 2021, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of September 30, 2022, and December 31, 2021 (dollars in thousands):

	September 30, 2022		December 31, 2021
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$1,267	$(351)	$65	$(12)
Below-market lease values and other deferred revenue(2)	(2,010)	473	(2,010)	340
	$(743)	$122	$(1,945)	$328
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
Total amortization related to above-market lease values and lease incentives was approximately $136,000 and $339,000 for the three and nine months ended September 30, 2022, respectively, and approximately $47,000 for each of the three and nine months ended September 30, 2021. Total accretion related to below-market lease values and other deferred revenue was approximately $44,000 and $134,000 for the three and nine months ended September 30, 2022, respectively, and approximately $62,000 and $161,000 for the three and nine months ended September 30, 2021, respectively.
Acquisitions
2022 Acquisitions

During the nine months ended September 30, 2022, we completed the following acquisitions, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Farm Road(3)	Charlotte, FL	5/20/2022	15	0	Adjacent parcel	N/A	None	$54	$15	$—
County Road 35	Glenn, CA	6/16/2022	1,374	1	Olives for Olive Oil	14.5 years	1 (5 years)	24,500	55	1,714
Reagan Road(4)	Cochise, AZ	7/13/2022	40	0	Corn	12.5 years	None	120	17	39
North Columbia River Road(5)(7)	Franklin & Grant, WA	7/21/2022	1,145	3	Wine Grapes	8.4 years	None	30,320	146	2,296
Prunedale Road(6)(7)	Umatilla, OR	7/21/2022	172	1	Wine Grapes	10.4 years	None	7,008	35	286
			2,746	5				$62,002	$268	$4,335
(1)Includes approximately $23,000 of external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.
(2)Based on the minimum cash rental payments guaranteed under the respective leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)Represents the acquisition of a parcel of land adjacent to an existing farm, providing additional road access to such farm. No new lease was executed related to this acquisition.
(4)Represents the acquisition of a parcel of farmable land adjacent to an existing farm. Subsequent to acquisition, we spent approximately $153,000 to install certain improvements on this property.
(5)Upon acquisition, we executed three new leases with the existing tenants on these farms. The lease terms above represent the weighted-average lease term and aggregate annualized straight-line rent of these three leases.
(6)In connection with the acquisition of this property, we also acquired an ownership interest in a related LLC, the sole purpose of which is to own and maintain an irrigation system providing water to this and other neighboring properties. Our acquired ownership, which equated to an 11.3% interest in the LLC, was valued at approximately $2.7 million at the time of acquisition and is included within Other assets, net on the accompanying Consolidated Balance Sheets. See “—Investments in Unconsolidated Entities” below for additional information on our aggregate ownership interest in this and other LLCs.
(7)These two properties were acquired as part of a single transaction. In connection with the acquisition of these vineyards, we committed to provide up to an aggregate amount of $2.2 million for certain irrigation and vineyard improvements on these farms, for which we will earn additional rent as the funds are disbursed by us.
During the three and nine months ended September 30, 2022, in the aggregate, we recognized operating revenues of approximately $920,000 and $991,000, respectively, and net income of approximately $110,000 and $147,000, respectively, related to the above acquisitions.
2021 Acquisitions
During the nine months ended September 30, 2021, we completed the following acquisitions, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Palmer Mill Road	Dorchester, MD	3/3/2021	228	2	Sod	10.0 years	2 (5 years)	$1,600	$56	$89
Eight Mile Road – Port Facility	San Joaquin, CA	3/11/2021	5	1	Cooling facility and storage	9.8 years	3 (5 years)	3,977	50	189
South Avenue	Tehama, CA	4/5/2021	2,285	1	Olives for olive oil	14.7 years	1 (5 years)	37,800	149	2,555
Richards Avenue	Atlantic, NJ	6/3/2021	116	3	Blueberries	14.9 years	2 (5 years)	2,150	63	129
Lerdo Highway (Phase I)(3)(4)	Kern, CA	6/4/2021	639	1	Conventional & organic almonds and banked water	10.4 years	3 (10 years)	26,492	111	974
Almena Drive	Van Buren & Eaton, MI	6/9/2021	930	8	Blueberries	14.7 years	2 (5 years)	13,300	51	785
Maricopa Highway	Kern, CA	8/11/2021	277	1	Organic blueberries	14.9 years	3 (5 years)	30,000	63	2,262
Wallace Road	Yamhill, OR	8/11/2021	143	1	Organic blueberries	10.1 years	3 (5 years)	12,320	39	768
West Orange	St. Lucie, FL	8/18/2021	617	2	Lemons and oranges	12.0 years	None	5,241	184	367
Lerdo Highway (Phase II)(3)(5)	Kern, CA	8/20/2021	479	1	Conventional & organic almonds and banked water	10.2 years	3 (10 years)	14,772	53	735
			5,719	21				$147,652	$819	$8,853
(1)Includes approximately $52,000 of external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.
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
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during the nine months ended September 30, 2022, and 2021 respectively, is as follows (dollars in thousands):

Assets (Liabilities) Acquired	2022 Acquisitions	2021 Acquisitions
Land and land improvements	$28,139	$55,318
Permanent plantings	24,706	47,502
Irrigation & drainage systems	2,973	6,492
Farm-related facilities	530	17,067
Other site improvements	—	984
Leasehold interest—land	—	787
In-place lease values	909	687
Leasing costs	1,355	509
Above-market lease values(1)	641	—
Below-market lease values(2)	—	(1,321)
Investment in LLC(1)	2,749	—
Water purchase contracts(1)(3)	—	18,075
Total Purchase Price	$62,002	$146,100
(1)Included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(2)Included within Other liabilities, net on the accompanying Condensed Consolidated Balance Sheets.
(3)Represents only the value attributable to the water purchase contract acquired as part of the acquisition of Lerdo Highway and excludes approximately $1.6 million paid to execute the contract subsequent to acquisition.
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
As of September 30, 2022, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.0% and 20.4%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.
We recorded an aggregate loss of approximately $24,000 and $54,000 during the three and nine months ended September 30, 2022, respectively, and approximately $19,000 and $42,000 during the three and nine months ended September 30, 2021, respectively (included in Loss from investments in unconsolidated entities on our Condensed Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. Our combined ownership interest in the Fresno LLC and Umatilla LLC, which had an aggregate carrying value of approximately $5.8 million and $3.1 million as of September 30, 2022, and December 31, 2021, respectively, is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
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
As of September 30, 2022, the investment in banked water had a carrying value of approximately $34.0 million, which includes the subsequent cost to execute the contracts, and is included within Other assets, net on our Condensed Consolidated Balance Sheets.
Each quarter, we will review the investment in banked water for any indicators of impairment and perform an impairment analysis if there are any such indicators. As of September 30, 2022, we concluded that there were no such indicators and that the water was not impaired.
Portfolio Concentrations
Credit Risk
As of September 30, 2022, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10.0% of the total lease revenue recorded during the nine months ended September 30, 2022.
Geographic Risk
Farms located in California and Florida accounted for approximately $43.7 million (67.8%) and $10.8 million (16.8%), respectively, of the total lease revenue recorded during the nine months ended September 30, 2022. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster (such as an earthquake, wildfire, or flood) occur or climate change impact the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California or Florida have been materially impacted by the recent wildfires or hurricanes that occurred in those respective regions. In addition, with respect to the ongoing drought taking place in the western U.S., all of our farms in the region have independent (and, in most cases, multiple) sources of water, in addition to rainfall, and have not been materially impacted by the current drought conditions. No other single state accounted for more than 10.0% of our total lease revenue recorded during the nine months ended September 30, 2022.
Impairment
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of September 30, 2022, and December 31, 2021, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
NOTE 4. BORROWINGS
Our borrowings as of September 30, 2022, and December 31, 2021, are summarized below (dollars in thousands):

	Carrying Value as of		As of September 30, 2022
	September 30, 2022	December 31, 2021	Stated Interest Rates(1) (Range; Wtd. Avg)	Maturity Dates (Range; Wtd. Avg)
Notes and bonds payable:
Fixed-rate notes payable	$561,118	$582,665	2.44%–5.70%; 3.72%	10/1/2022–7/1/2051; April 2033
Variable-rate notes payable	1,124	2,856	5.25%	5/1/2044
Fixed-rate bonds payable	81,003	86,052	2.13%–4.57%; 3.46%	12/22/2022–12/30/2030; June 2025
Total notes and bonds payable	643,245	671,573
Debt issuance costs – notes and bonds payable	(3,599)	(3,691)	N/A	N/A
Notes and bonds payable, net	$639,646	$667,882

Variable-rate revolving lines of credit	$100	$100	4.30%	4/5/2024

Total borrowings, net	$639,746	$667,982
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of September 30, 2022, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.2 billion. The weighted-average stated interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.82% and 3.76% for the three and nine months ended September 30, 2022, respectively, as compared to 3.74% and 3.72% for the three and nine months ended September 30, 2021, respectively. In addition, 2021 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 29.9% reduction (approximately 137 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage” for further discussion on interest patronage.
As of September 30, 2022, we were in compliance with all covenants applicable to the above borrowings.
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
The following table summarizes the pertinent terms of the 2022 MetLife Facility as of September 30, 2022 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		4/5/2024	$100	3-month LIBOR + 2.00%	(2)	$74,900
2020 MetLife Term Note	75,000	(3)	1/5/2030	36,900	2.75%, fixed through 1/4/2030	(4)	38,100
2022 MetLife Term Note	100,000	(5)	1/5/2032	—	(6)		100,000
Totals	$250,000			$37,000			$213,000
(1)Based on the properties that were pledged as collateral under the 2022 MetLife Facility, as of September 30, 2022, the maximum additional amount we could draw under the facility was approximately $110.3 million.
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
During the nine months ended September 30, 2022, we issued two new bonds under the Farmer Mac Facility, the pertinent terms of which are summarized in the following table (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
1/11/2022	$1,980	12/30/2030	20.0 years	3.31%	Fixed throughout term
2/25/2022	1,710	12/30/2030	25.0 years	3.68%	Fixed throughout term
As of September 30, 2022, we had approximately $81.0 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 13 different Farm Credit associations (collectively, “Farm Credit”). During the nine months ended September 30, 2022, we entered into the following loan agreement with Farm Credit (dollars in thousands):

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
Loan Maturities
During the nine months ended September 30, 2022, we repaid approximately $16.9 million of maturing loans from Farm Credit. On a weighted-average basis, these borrowings bore interest at a stated rate of 4.47% and an effective interest rate (after interest patronage) of 2.89%.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of September 30, 2022, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining three months ending December 31:	2022	$13,391	(1)
For the fiscal years ending December 31:	2023	45,791
	2024	42,111
	2025	39,165
	2026	18,335
	2027	51,564
	Thereafter	432,888
		$643,245
(1)     Subsequent to September 30, 2022, we repaid approximately $432,000 of expiring loans.
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
As of September 30, 2022, the aggregate fair value of our notes and bonds payable was approximately $581.8 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $643.2 million. The fair value of our notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of September 30, 2022, is deemed to approximate their aggregate carrying value of $100,000.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the FASB’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of September 30, 2022, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is initially recorded in Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects. During the next 12 months, we estimate that an additional $1.9 million will be reclassified as a reduction to interest expense.
Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. As of September 30, 2022, we elected to apply hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of the hedge accounting expedients preserves the presentation of derivatives consistent with past presentation.
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2022, and December 31, 2021 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of September 30, 2022	5	$81,489
As of December 31, 2021	5	82,980
The following table presents the fair value of our interest rate swaps as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$9,455	$—
Interest rate swaps	Other liabilities, net	—	(1,036)
Total		$9,455	$(1,036)
The following table presents the amount of income (loss) recognized in comprehensive income within our condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Derivative in cash flow hedging relationship:
Interest rate swaps	$3,199	$357	$10,491	$513
Total	$3,199	$357	$10,491	$513
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of September 30, 2022, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
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
As of September 30, 2022, the fair value of our Series D Term Preferred Stock was approximately $59.0 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on September 30, 2022, of $24.42.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the three and nine months ended September 30, 2022, see Note 8, “Equity—Distributions.”
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

We paid total financing fees to Gladstone Securities of approximately $23,000 and $117,000 during the three and nine months ended September 30, 2022, respectively and approximately $12,000 and $64,000 during the three and nine months ended September 30, 2021, respectively. Through September 30, 2022, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
Dealer-Manager Agreement
Pursuant to a dealer-manager agreement entered into on February 20, 2020 and amended and restated on August 24, 2022 (the “Dealer-Manager Agreement”), Gladstone Securities serves as our exclusive dealer-manager in connection with the offering of our Series C Preferred Stock (as defined in Note 8, “Equity—Equity Issuances—Series C Preferred Stock”).
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
In connection with sales of the Series C Preferred Stock, we paid total Selling Commissions and Dealer-Manager Fees to Gladstone Securities of approximately $5.0 million and $11.1 million during the three and nine months ended September 30, 2022, respectively, and approximately $1.2 million and $3.2 million during the three and nine months ended September 30, 2021, respectively. Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities are netted against the gross proceeds received from sales of the respective securities and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Base management fee(1)(2)	$2,086	$1,748	$6,165	$4,494
Incentive fee(1)(2)	505	945	1,636	2,107
Total fees to our Adviser, net	$2,591	$2,693	$7,801	$6,601

Administration fee(1)(2)	$543	$412	$1,470	$1,115

Selling Commissions and Dealer-Manager Fees(1)(3)	$5,046	$1,213	$11,115	$3,165
Financing fees(1)(4)	23	12	117	64
Total fees to Gladstone Securities	$5,069	$1,225	$11,232	$3,229
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
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021, were as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Base management fee	$2,086	$1,836
Incentive fee	505	1,793
Other, net(1)	119	95
Total due to Adviser	2,710	3,724
Administration fee	543	411
Cumulative accrued but unpaid portion of prior Administration Fees(2)	—	89
Total due to Administrator	543	500
Total due to related parties(3)	$3,253	$4,224
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
NOTE 8. EQUITY
Registration Statement
On March 6, 2020, we filed a universal registration statement on Form S-3 (File No. 333-236943) with the SEC (the “Registration Statement”) to replace our prior universal registration statement. The Registration Statement, which was declared effective by the SEC on April 1, 2020, permits us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through September 30, 2022, we have issued a total of 9,025,549 shares of Series C Preferred Stock for gross proceeds of approximately $223.6 million, 2,415,000 shares of Series D Term Preferred Stock for gross proceeds of approximately $60.4 million, and 13,357,547 shares of common stock (including common stock issued to redeem OP Units) for gross proceeds of approximately $260.6 million under the Registration Statement.
Equity Issuances
Series C Preferred Stock
On April 3, 2020, we filed a prospectus supplement with the SEC for a continuous public offering (the “Series C Offering”) of up to 26,000,000 shares of our newly-designated 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”). The Series C Offering permitted us to sell up to 20,000,000 shares (the “Primary Series C Offering”) of our Series C Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share and up to 6,000,000 shares of our Series C Preferred Stock pursuant to the DRIP at a price of $22.75 per share.
On August 24, 2022, we amended the Series C Offering, to (i) reduce the amount of shares of the Series C Preferred Stock offered through the Primary Series C Offering to 10,200,000, (ii) reduce the amount of shares of the Series C Preferred Stock offered pursuant to the DRIP to 200,000; and (iii) reduce the duration of the period during which shares of the Series C Preferred Stock may be offered for sale to the earlier of (a) December 31, 2022 (unless earlier terminated or extended by our Board of Directors) or (b) the date on which all 10,200,000 shares of the Series C Preferred Stock offered in the Primary Series C Offering are sold. The offering period for the DRIP will terminate on the earlier of (1) the issuance of all 200,000 shares of Series C Preferred Stock under the DRIP and (2) the listing of the Series C Preferred Stock on the Nasdaq Global Market or another national securities exchange.
The following table provides information on sales of our Series C Preferred Stock during the three and nine months ended September 30, 2022 and 2021 (dollars in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of shares sold(1)	2,470,908	578,426	5,499,383	1,517,446
Weighted-average offering price per share	$24.79	$24.85	$24.77	$24.84
Gross proceeds	$61,259	$14,372	$136,226	$37,687
Net proceeds(2)	$56,213	$13,159	$125,111	$34,522
(1)Excludes shares issued pursuant to the DRIP. We issued approximately 10,048 and 22,775 shares of the Series C Preferred Stock pursuant to the DRIP during the three and nine months ended September 30, 2022, respectively, and approximately 2,642 and 4,643 shares of the Series C Preferred Stock pursuant to the DRIP during the three and nine months ended September 30, 2021, respectively.
(2)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.
In addition, during the three and nine months ended September 30, 2022, 18,075 and 22,715 shares, respectively, of Series C Preferred Stock were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $420,000 and $531,000, respectively. During the three and nine months ended September 30, 2021, 9,920 shares of Series C Preferred Stock, were tendered for optional redemption, which we satisfied with aggregate cash payment of approximately $248,000.
As of September 30, 2022, excluding Selling Commissions and Dealer-Manager Fees, we have incurred approximately $1.4 million of costs related to the Series C Offering, which are initially recorded as deferred offering costs (included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets) and are applied against gross proceeds received from the offering through additional paid-in capital as shares of the Series C Preferred Stock are sold. In conjunction with the amendment of the Series C Offering, which reduced the amount of shares of Series C Preferred Stock to be offered, during the three months ended September 30, 2022, we expensed approximately $798,000 of unamortized deferred offering costs. These costs were recorded to Write-off of costs associated with offering of Series C cumulative redeemable preferred stock on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income during the three and nine months ended September 30, 2022. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series C Offering.

As amended, the Series C Offering will terminate on the date (the “Series C Termination Date”) that is the earlier of either December 31, 2022 (unless terminated earlier or extended by our Board of Directors), or the date on which all 10,200,000 shares in the Primary Series C Offering are sold. There is currently no public market for shares of the Series C Preferred Stock; however, we intend to apply to list the Series C Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the Series C Termination Date, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
See Note 11, “Subsequent Events—Equity Activity—Equity Issuances,” for sales of Series C Preferred Stock completed subsequent to September 30, 2022.
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
The following table provides information on shares of common stock sold by the Sales Agents under the ATM Program during the three and nine months ended September 30, 2022 and 2021 (dollars in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of shares sold	183,937	1,565,925	493,992	5,824,970
Weighted-average offering price per share	$25.21	$23.66	$30.50	$21.19
Gross proceeds	$4,637	$37,053	$15,068	$123,458
Net proceeds(1)	$4,565	$36,682	$14,892	$122,223
(1)Net of underwriting commissions.

Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of September 30, 2022, and December 31, 2021, we owned 100.0% and approximately 99.4%, respectively, of the outstanding OP Units. There were 0 and 204,778 OP Units held by non-controlling OP Unitholders as of September 30, 2022, and December 31, 2021, respectively.
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
During the nine months ended September 30, 2021, we issued 204,778 OP Units to noncontrolling OP Unitholders representing an aggregate value of approximately $4.0 million, or $19.42 per OP Unit. During the nine months ended September 30, 2022, we redeemed those 204,778 OP Units with a cash payment of approximately $7.7 million, or $37.45 per OP Unit.
The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the three and nine months ended September 30, 2022 and 2021 are reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Issuance	2022	2021	2022	2021
Series A Term Preferred Stock(1)(2)	$—	$—	$—	$0.1815104
Series B Preferred Stock	0.375	0.375	1.125	1.125
Series C Preferred Stock	0.375	0.375	1.125	1.125
Series D Term Preferred Stock(1)(3)	0.312501	0.312501	0.937503	0.871530
Common Stock(4)	0.13680	0.13530	0.40890	0.40515
(1)Dividends are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The Series A Term Preferred Stock was redeemed in full on February 12, 2021.
(3)The Series D Term Preferred Stock was issued on January 19, 2021.
(4)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenue for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands, except for footnotes):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed lease payments(1)	$21,178	$17,791	$61,387	$50,607
Variable lease payments(2)	3,031	1,800	3,058	1,911
Lease revenue, net(3)	$24,209	$19,591	$64,445	$52,518

(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three and nine months ended September 30, 2022, we recorded participation rents of approximately $3.0 million during each period and reimbursements of certain property operating expenses by tenants of approximately $28,000 and $34,000, respectively. During the three and nine months ended September 30, 2021, we recorded participation rents of approximately $1.8 million during each period and reimbursements of certain property operating expenses by tenants of approximately $0 and $66,000, respectively.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021, computed using the weighted average number of shares outstanding during the respective periods. Earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per-share amounts):	2022	2021	2022	2021
Net loss attributable to common stockholders	$(3,594)	$(1,639)	$(10,204)	$(7,319)
Weighted average shares of common stock outstanding – basic and diluted	34,607,440	31,362,423	34,472,018	29,215,628
Loss per common share – basic and diluted	$(0.10)	$(0.05)	$(0.30)	$(0.25)
The weighted-average number of OP Units held by non-controlling OP Unitholders was 0 and 82,511 for the three and nine months ended September 30, 2022, respectively, and 204,778 and 153,021 for the three and three and nine months ended September 30, 2021, respectively.
NOTE 11. SUBSEQUENT EVENTS
Financing Activity—Equity Activity
The following table provides information on equity sales that have occurred subsequent to September 30, 2022 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock(2)	814,119	$24.68	$20,093	$18,521
(1)Net of Selling Commissions and Dealer-Manager Fees or underwriting discounts and commissions (in each case, as applicable).
(2)Excludes approximately 7,513 shares issued pursuant to the DRIP.
Distributions
On October 11, 2022, our Board of Directors authorized and we declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	October 21, 2022	October 31, 2022	$0.125
	November 18, 2022	November 30, 2022	0.125
	December 20, 2022	December 30, 2022	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	October 26, 2022	November 4, 2022	$0.125
	November 23, 2022	December 5, 2022	0.125
	December 28, 2022	January 6, 2023	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	October 21, 2022	October 31, 2022	$0.104167
	November 18, 2022	November 30, 2022	0.104167
	December 20, 2022	December 30, 2022	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Common Stock(1):	October 21, 2022	October 31, 2022	$0.0458
	November 18, 2022	November 30, 2022	0.0458
	December 20, 2022	December 30, 2022	0.0458
Total Common Stock Distributions:			$0.1374
(1)The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling OP Unitholders as of the above record dates.
Election of Director
Effective October 11, 2022, Paula Novara was elected to our Board of Directors. Ms. Novara also serves as head of human resources, facilities and office management, and IT of the Adviser and certain of its affiliates.

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
Portfolio Diversification
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 169 farms leased to 91 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations (by state) of our farms owned as of and for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	As of and For the nine months ended September 30, 2022					As of and For the nine months ended September 30, 2021
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,401	29.8%	$43,702	67.8%	60	28,882	27.0%	$33,687	64.1%
Florida	26	22,606	19.6%	10,810	16.8%	25	21,387	20.0%	10,165	19.4%
Washington	6	2,529	2.2%	2,239	3.5%	3	1,384	1.3%	1,781	3.4%
Colorado	12	32,773	28.4%	1,618	2.5%	12	32,773	30.7%	2,009	3.8%
Arizona	6	6,320	5.5%	1,545	2.4%	6	6,280	5.9%	1,459	2.8%
Michigan	23	1,892	1.6%	1,182	1.8%	23	1,892	1.8%	619	1.2%
Oregon	6	898	0.8%	1,204	1.9%	4	561	0.5%	512	1.0%
Nebraska	9	7,782	6.7%	855	1.3%	9	7,782	7.3%	1,191	2.3%
Texas	1	3,667	3.2%	337	0.5%	1	3,667	3.4%	337	0.6%
Maryland	6	987	0.9%	337	0.5%	6	987	0.9%	354	0.7%
South Carolina	3	597	0.5%	183	0.3%	3	597	0.6%	183	0.3%
Georgia	2	230	0.2%	168	0.3%	—	—	—%	—	—%
North Carolina	2	310	0.3%	113	0.2%	2	310	0.3%	118	0.2%
New Jersey	3	116	0.1%	97	0.1%	3	116	0.1%	42	0.1%
Delaware	1	180	0.2%	55	0.1%	1	180	0.2%	61	0.1%
TOTALS	169	115,288	100.0%	$64,445	100.0%	158	106,798	100.0%	$52,518	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 128 of our farms are leased on a pure, triple-net basis, 38 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), and 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, and insurance costs). Additionally, 35 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of September 30, 2022 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Nine Months Ended September 30, 2022	% of Total Lease Revenues
2022 (2)	1	801	0.7%	$2,447	3.8%
2023 (3)	12	13,783	12.0%	4,625	7.2%
2024	9	10,384	9.0%	5,317	8.2%
2025	7	11,905	10.3%	4,755	7.4%
2026	10	11,967	10.4%	3,284	5.1%
Thereafter	61	66,448	57.6%	43,761	67.9%
Other(4)	7	—	—%	256	0.4%
Totals	107	115,288	100.0%	$64,445	100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Represents a lease with a tenant termination option that we do not currently expect to be exercised.
(3)Includes one lease that was renewed subsequent to September 30, 2022 (see “Recent Development—Portfolio Activity—Existing Properties—Leasing Activity” below for a summary of this and certain other recent leasing activities).

(4)Consists of ancillary leases (e.g., renewable energy leases; oil, gas, and mineral leases; telecommunications leases; etc.) with varying expirations on certain of our farms.
Aside from an early termination option available to the tenant on one of our farms in California (which we do not currently expect to be exercised), we currently have one agricultural lease scheduled to expire within the next six months on a farm in Nebraska. We are currently in negotiations with the existing tenant on the farm, as well as other potential tenants, and we anticipate being able to renew the lease at its current market rental rate without incurring any downtime on the farm. We currently anticipate the rental rate on this renewal to be relatively flat to that of the existing lease. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since July 1, 2022, through the date of this filing, we completed the following acquisitions, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Reagan Road(3)	Cochise, AZ	7/13/2022	40	0	Corn	12.5 years	None	120	17	39
North Columbia River Road(4)(6)	Franklin & Grant, WA	7/21/2022	1,145	3	Wine Grapes	8.4 years	None	30,320	146	2,296
Prunedale Road(5)(6)	Umatilla, OR	7/21/2022	172	1	Wine Grapes	10.4 years	None	7,008	35	286
			1,357	4				$37,448	$198	$2,621
(1)Includes approximately $20,000 of external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.
(2)Based on the minimum cash rental payments guaranteed under the respective leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)Represents the acquisition of a parcel of farmable land adjacent to an existing farm. Subsequent to acquisition, we spent approximately $153,000 to install certain improvements on this property.
(4)Upon acquisition, we executed three new leases with the existing tenants on these farms. The lease terms above represent the weighted-average lease term and aggregate annualized straight-line rent of these three leases.
(5)In connection with the acquisition of this property, we also acquired an ownership interest in a related LLC, the sole purpose of which is to own and maintain an irrigation system providing water to this and other neighboring properties. Our acquired ownership, which equated to an 11.3% interest in the LLC, was valued at approximately $2.7 million at the time of acquisition and is included within Other assets, net on the accompanying Consolidated Balance Sheets. See Note 3, “Real Estate and Intangible Assets—Investments in Unconsolidated Entities,” within the accompanying notes to our condensed consolidated financial statements for additional information on our aggregate ownership interest in this and other LLCs.
(6)These two properties were acquired as part of a single transaction. In connection with the acquisition of these vineyards, we committed to provide up to an aggregate amount of $2.2 million for certain irrigation and vineyard improvements on these farms, for which we will earn additional rent as the funds are disbursed by us.
Existing Properties
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since July 1, 2022, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES(1)			NEW LEASES(2)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(3)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)	Total Annualized Straight-line Rent(3)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)
AZ, CA, & FL	6	4,082	$3,084	0	0 / 6 / 0	$3,378	4.4	0	1 / 5 / 0
(1)Prior leases include one lease that was terminated early during the three months ended September 30, 2022. In connection with this early termination, during the three months ended September 30, 2022, we wrote off aggregate deferred rent and rent receivable balances of approximately $24,000 against lease revenue. Upon termination of this lease, we entered into a new lease with a new tenant, effective immediately, which is included in the above table.
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

Financing Activity
Debt Activity
Since July 1, 2022, we repaid approximately $17.3 million of maturing loans. On a weighted-average basis, these borrowings bore interest at a stated rate of 4.47% and an effective interest rate (after interest patronage) of 2.93%.
Equity Activity
Series C Preferred Stock
On April 3, 2020, we filed a prospectus supplement with the SEC for a continuous public offering (the “Series C Offering”) of up to 26,000,000 shares of our 6.00% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”). Under the Series C Offering, we were permitted to sell up to 20,000,000 shares of our Series C Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share (the “Primary Series C Offering”) and up to 6,000,000 additional shares of our Series C Preferred Stock pursuant to our dividend reinvestment plan (the “DRIP”) at a price of $22.75 per share.

On August 24, 2022, we amended the Series C Offering, to (i) reduce the amount of shares of the Series C Preferred Stock offered through the Primary Series C Offering to 10,200,000, (ii) reduce the amount of shares of the Series C Preferred Stock pursuant to the DRIP to 200,000; and (iii) reduce the duration of the period during which shares of the Series C Preferred Stock may be offered for sale to the earlier of (a) December 31, 2022 (unless earlier terminated or extended by our Board of Directors) or (b) the date on which all 10,200,000 shares of the Series C Preferred Stock offered in the Primary Series C Offering are sold. The offering period for the DRIP will terminate on the earlier of (1) the issuance of all 200,000 shares of Series C Preferred Stock under the DRIP and (2) the listing of the Series C Preferred Stock on the Nasdaq Global Market or another national securities exchange.
See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” within the accompanying notes to our condensed consolidated financial statements for more details on the dealer-manager agreement entered into with Gladstone Securities in connection with the Series C Offering.
The following table summarizes the sales of our Series C Preferred Stock that occurred since July 1, 2022, through the date of this filing (dollars in thousands, except per-share amounts and footnotes):

Number of Shares Sold(1)	Weighted-average Sales Price per Share	Gross Proceeds	Net Proceeds(2)
3,285,027	$24.76	$81,352	$74,734
(1)Excludes share redemptions and shares issued pursuant to the DRIP. From July 1, 2022, through the date of this filing, we redeemed 33,955 shares and issued approximately 17,562 shares of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of underwriting discounts and selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $6.6 million.
As amended, the Series C Offering will terminate on the date (the “Series C Termination Date”) that is the earlier of either December 31, 2022 (unless terminated earlier or extended by our Board of Directors), or the date on which all 10,200,000 shares in the Primary Series C Offering are sold. There is currently no public market for shares of the Series C Preferred Stock; however, we intend to apply to list the Series C Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the Series C Termination Date, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
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
The following table summarizes the activity under the ATM Programs from July 1, 2022, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
183,937	$25.21	$4,637	$4,565
(1)Net of underwriting commissions.

Impact of Inflation and Rising Interest Rates
According to the U.S. Bureau of Labor Statistics, the consumer price index (“CPI”) grew at an annual rate of 8.2% through September 2022, as inflation continues to hover near the highest rates seen in over four decades. However, food prices have continued to outpace the rate of inflation, with the overall food segment increasing by 11.2% over that same period, and the food at home segment (which encompasses over 90% of the crops grown on our farms) growing by 13.0%. In addition, according to the NCREIF Farmland Index, which, as of September 30, 2022, consisted of approximately $14.9 billion of farms across the U.S., the total return on U.S. farmland (including appreciation and income) was 10.2% for the 12 months ended September 30, 2022. If the increases in food prices continue to outpace inflation, we believe this will help mitigate the increase in input costs currently experienced by our farm operators.
Interest rates remain volatile in response to competing concerns about inflationary pressures and the spread and effect of coronavirus (“COVID-19”) variants, coupled with the threat of a near-term recession. The yield on the 10-year U.S. Treasury Note has increased substantially since the beginning of 2022 and has recently surpassed 4% for the first time since 2008, which adversely affects interest rates on long-term financing. In addition, global recessionary conditions appear likely to occur within the next 12 months, caused in part by inflation, the ongoing COVID-19 pandemic, and geopolitical conditions, although the actual timeline, impact, and duration are unknown.
Over 99% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.26% for another five-plus years. As such, with respect to our current borrowings, we have experienced minimal impact from the recent increases in interest rates, and we believe we are well-protected against any future interest rate increases.
LIBOR Transition
The majority of our debt is at fixed rates, and we currently have very limited exposure to variable-rate debt based upon the London Interbank Offered Rate (“LIBOR”), which is currently being phased out and is anticipated to be completely phased out by June 2023. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. SOFR was formally adopted by the Alternative Reference Rates Committee in July 2021. The current intent is to adjust the SOFR to minimize the differences between the interest that a borrower would be paying using LIBOR versus what it will be paying SOFR. We continue to monitor the transition and currently expect SOFR to become the standard rate for all of our variable-rate debt. Our lines of credit with MetLife and five term loans with Rabo AgriFinance, LLC (which are effectively fixed through our entry into interest swap agreements), are currently based upon LIBOR and include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. As such, we anticipate we will need to renegotiate these agreements in the near-term future and expect such discussions with the respective lenders to commence soon. Assuming that SOFR replaces LIBOR and is appropriately adjusted, we currently expect the transition to result in a minimal impact to our overall operations.
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
Smaller Reporting Company Status
As of December 31, 2018, and through September 30, 2022, we qualified as a “smaller reporting company” under Rule 12b-2 of the Exchange Act because we had annual revenues of less than $100 million for the previous year and a public float of less than $700 million as of the last business day of our previous second fiscal quarter. As a smaller reporting company, we are permitted to take advantage of reduced disclosure requirements for our public filings. We will no longer qualify as a smaller reporting company beginning with the year ending December 31, 2022, due to our public float as of the last business day of our current second fiscal quarter exceeding the $700 million threshold.
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2022.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:
•With regard to the comparison between the three months ended September 30, 2022 versus 2021:

◦Same-property basis represents farms owned as of June 30, 2021, and were not vacant at any point during either period presented; and
◦Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to June 30, 2021. From July 1, 2021, through September 30, 2022, we acquired 17 new farms and did not have any farm dispositions.
•With regard to the comparison between the nine months ended September 30, 2022 versus 2021:
◦Same-property basis represents farms owned as of December 31, 2020, and were not vacant at any point during either period presented; and
◦Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2020. From January 1, 2021, through September 30, 2022, we acquired 32 new farms and did not have any farm dispositions.
We did not have any vacant or self-operated farms during either of the three and nine months ended September 30, 2022 or 2021.
A comparison of results of components comprising our operating income for the three and nine months ended September 30, 2022 and 2021 is below (dollars in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$21,178	$17,791	$3,387	19.0%
Variable lease payments – participation rents	3,003	1,800	1,203	66.8%
Variable lease payments – tenant reimbursements	28	—	28	100.0%
Total operating revenues	24,209	19,591	4,618	23.6%
Operating expenses:
Depreciation and amortization	9,146	6,944	2,202	31.7%
Property operating expenses	706	696	10	1.4%
Base management and incentive fees	2,591	2,693	(102)	(3.8)%
Administration fee	543	412	131	31.8%
General and administrative expenses	729	462	267	57.8%
Write-off of costs associated with Series C cumulative redeemable preferred stock	851	—	851	100.0%
Total operating expenses	14,566	11,207	3,359	30.0%
Operating income	$9,643	$8,384	$1,259	15.0%

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$61,387	$50,607	$10,780	21.3%
Variable lease payments – participation rents	3,024	1,845	1,179	63.9%
Variable lease payments – tenant reimbursements	34	66	(32)	(48.5)%
Total operating revenues	64,445	52,518	11,927	22.7%
Operating expenses:
Depreciation and amortization	25,883	19,280	6,603	34.2%
Property operating expenses	2,103	2,031	72	3.5%
Base management and incentive fees	7,801	6,601	1,200	18.2%
Administration fee	1,470	1,115	355	31.8%
General and administrative expenses	1,983	1,582	401	25.3%
Write-off of costs associated with Series C cumulative redeemable preferred stock	851	—	851	100.0%
Total operating expenses	40,091	30,609	9,482	31.0%
Operating income	$24,354	$21,909	$2,445	11.2%
Operating Revenues
Lease revenues
The following table provides a summary of our lease revenues during the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Same-property basis:
Fixed lease payments	$17,316	$17,238	$78	0.5%	$48,061	$47,965	$96	0.2%
Participation rents	3,003	1,800	1,203	66.8%	3,024	1,845	1,179	63.9%
Total – Same-property basis	20,319	19,038	1,281	6.7%	51,085	49,810	1,275	2.6%
Properties acquired or disposed of	3,862	553	3,309	598.4%	13,326	2,642	10,684	404.4%
Tenant reimbursements(1)	28	—	28	100.0%	34	66	(32)	(48.5)%
Total Lease revenues	$24,209	$19,591	$4,618	23.6%	$64,445	$52,518	$11,927	22.7%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts are also recorded as property operating expenses during the respective periods.
Same-property Basis – 2022 compared to 2021
Lease revenues from fixed lease payments increased primarily due to certain new leases, amendments, and renewals executed at higher rental rates and additional rents earned on capital improvements completed on certain of our farms. The increase in fixed lease payments was partially offset by a decrease due to certain lease amendments and renewals executed, through which we decreased the fixed base rent component in exchange for either adding a participation rent component to the lease structure or reducing certain operating expenses for which the landlord was previously responsible. Participation rents related to these leases, if any, are expected to be recorded during the three months ending December 31, 2022.
Lease revenues from participation rents increased primarily due to more farms having scheduled participation rent payments due during 2022 compared to 2021.
Other – 2022 compared to 2021
Lease revenue from properties acquired or disposed of increased primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2020.

The fluctuations in tenant reimbursement revenue are primarily driven by payments made by certain tenants on our behalf (pursuant to the lease agreements) to unconsolidated entities of ours that convey water to the respective properties. As such, the timing of revenue fluctuates as payments are made by our tenants.
Operating Expenses
Depreciation and amortization
Depreciation and amortization expense increased primarily due to additional depreciation and amortization expense incurred on new farms acquired subsequent to December 31, 2020, as well as an increase in depreciation associated with additional capital expenditures on certain of our farms. This increase was partially offset by a decrease attributable to asset dispositions on certain of our farms and the expiration of certain lease intangible amortization periods.
Property operating expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property-operating expenses recorded during the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Same-property basis	$649	$665	$(16)	(2.4)%	$1,963	$1,891	$72	3.8%
Properties acquired or disposed of	19	21	(2)	(9.5)%	79	52	27	51.9%
Tenant-reimbursed property operating expenses(1)	38	10	28	280.0%	61	88	(27)	(30.7)%
Total Property operating expenses	$706	$696	$10	1.4%	$2,103	$2,031	$72	3.5%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.
Same-property Basis – 2022 compared to 2021
Property operating expenses increased for the nine months ended September 30, 2022, primarily due to higher property tax expenses, as well as additional legal fees incurred in connection with protecting water rights on certain farms in California. This increase was partially offset by a decrease in costs associated with our limited obligation to reimburse one of our tenants for certain water usage in accordance with the lease terms during the prior-year period, which obligation expired on December 31, 2021.
Other – 2022 compared to 2021
The fluctuations in tenant-reimbursed property operating expenses are primarily driven by miscellaneous property operating costs incurred by us in connection with our ownership interests in certain unconsolidated entities, for which our tenants are contractually obligated to reimburse us under the terms of the respective leases. Such expenses will fluctuate commensurate with the timing and amount of miscellaneous operating cost incurred by the underlying entities.
Related-Party Fees
The following table provides the calculations of the base management and incentive fees due to our Adviser pursuant to the Prior Advisory Agreement (which was in effect from January 1, 2020, through June 30, 2021) and the Current Advisory Agreement (which has been in effect since July 1, 2021) for each of the three and nine months ended September 30, 2022 and 2021 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

	Quarter Ended			Year to Date
	March 31	June 30	September 30
FY 2022 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,357,800	$1,361,757	$1,390,646
Quarterly rate	0.150%	0.150%	0.150%
Base management fee(3)	$2,036	$2,043	$2,086	$6,165

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$378,299	$381,201	$364,955

First hurdle quarterly rate	1.750%	1.750%	1.750%
First hurdle threshold	$6,620	$6,671	$6,387

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$8,275	$8,339	$7,983

Pre-Incentive Fee FFO(1)	$7,751	$4,819	$6,892

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$1,131	$—	$505
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—	—
Total Incentive fee(3)	$1,131	$—	$505	$1,636

Total fees due to Adviser, net	$3,167	$2,043	$2,591	$7,801

FY 2021 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,095,440	$1,101,071	$1,165,366
Quarterly rate	0.125%	0.125%	0.150%
Base management fee(3)	$1,370	$1,376	$1,748	$4,494

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$228,161	$248,501	$304,164

First hurdle quarterly rate	1.750%	1.750%	1.750%
First hurdle threshold	$3,993	$4,349	$5,323

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$4,991	$5,436	$6,654

Pre-Incentive Fee FFO(1)	$5,810	$3,867	$6,268

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$998	$—	$945
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	164	—	—
Total Incentive fee(3)	$1,162	$—	$945	$2,107

Total fees due to Adviser, net	$2,532	$1,376	$2,693	$6,601
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
Our Adviser earned incentive fees during each of the three and nine months ended September 30, 2022 and 2021 due to our Pre-Incentive Fee FFO (as defined in the Advisory Agreements) exceeding the required hurdle rate of the applicable equity base during each of the first and third quarters of fiscal years 2022 and 2021.
The administration fee paid to our Administrator increased primarily due to hiring additional personnel and us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased for each of the three and nine months ended September 30, 2022, as compared to the respective prior-year periods, primarily due to an increase in professional fees (driven by higher audit fees and appraisal costs) and, for the three months ended September 30, 2022, an increase in acquisition-related costs for investments no longer being pursued.
During each of the three and nine months ended September 30, 2022, we wrote off approximately $851,000 of costs (including approximately $798,000 of unamortized deferred offering costs) related to the Series C Offering due to an amendment that reduced the amount of shares of Series C Preferred Stock to be offered. See Note 8, “Equity—Equity Issuances—Series C Preferred Stock,” in the accompanying notes to our condensed consolidated financial statements for additional discussion of the amendment of the Series C Offering.
A comparison of results of other components contributing to net loss attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021 is below (dollars in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Operating income	$9,643	$8,384	$1,259	15.0%
Other income (expense):
Other income	237	20	217	1,085.0%
Interest expense	(6,476)	(6,126)	(350)	5.7%
Dividends declared on Series A and Series D cumulative term preferred stock	(755)	(755)	—	—%
Loss on dispositions of real estate assets, net	(819)	(1)	(818)	81,800.0%
Loss from investments in unconsolidated entities	(24)	(19)	(5)	26.3%
Total other expense, net	(7,837)	(6,881)	(956)	13.9%
Net income	1,806	1,503	303	20.2%
Net income attributable to non-controlling interests	(2)	(8)	6	(75.0)%
Net income attributable to the Company	1,804	1,495	309	20.7%
Dividends declared on and charges related to Series B and Series C cumulative redeemable preferred stock	(5,398)	(3,134)	(2,264)	72.2%
Net loss attributable to common stockholders	$(3,594)	$(1,639)	$(1,955)	119.3%

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Operating income	$24,354	$21,909	$2,445	11.2%
Other income (expense):
Other income	3,067	2,274	793	34.9%
Interest expense	(19,446)	(18,460)	(986)	5.3%
Dividends declared on Series A and Series D cumulative term preferred stock	(2,264)	(2,314)	50	(2.2)%
Loss on dispositions of real estate assets, net	(2,100)	(1,841)	(259)	14.1%
Property and casualty recovery, net	49	—	49	100.0%
Loss from investments in unconsolidated entities	(54)	(42)	(12)	28.6%
Total other expense, net	(20,748)	(20,383)	(365)	1.8%
Net income	3,606	1,526	2,080	136.3%
Net income attributable to non-controlling interests	(9)	(8)	(1)	12.5%
Net income attributable to the Company	3,597	1,518	2,079	137.0%
Dividends declared on and charges related to Series B and Series C cumulative redeemable preferred stock	(13,801)	(8,837)	(4,964)	56.2%
Net loss attributable to common stockholders	$(10,204)	$(7,319)	$(2,885)	39.4%
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
During the three months ended March 31, 2022, we recorded approximately $2.8 million of interest patronage from Farm Credit related to interest accrued during 2021, and during the three months ended September 30, 2022, we received approximately $113,000 of interest patronage, as certain Farm Credit associations paid a portion of the 2023 interest patronage (which relates to interest accrued during 2022) early. In the aggregate, we recorded approximately $2.9 million of interest patronage from Farm Credit during the three months ended September 30, 2022, as compared to approximately $2.2 million of interest patronage recorded during the prior-year period. 2021 interest patronage (which was recorded during the three months ended March 31, 2022), resulted in a 29.9% reduction (approximately 137 basis points) to the interest rate of such borrowings.
Interest expense increased, primarily due to increased overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock and Series D Term Preferred Stock) outstanding for the three and nine months ended September 30, 2022, was approximately $649.2 million and $660.1 million, respectively, as compared to approximately $627.6 million and $629.2 million for the respective prior-year periods. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the overall effective interest rate charged on our aggregate borrowings for the three and nine months ended September 30, 2022, was 3.82% and 3.76%, respectively, as compared to 3.74% and 3.72% for the respective prior-year periods.
Losses on dispositions of real estate assets related to the disposals of certain irrigation and other improvements on certain of our farms.
The aggregate dividends paid on our Series B Preferred Stock and Series C Preferred Stock increased due to additional shares issued and outstanding during the current-year periods.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under our credit facility with Metropolitan Life Insurance Company “MetLife”)), and issuances of additional equity securities. Our current available liquidity is approximately $176.2 million, consisting of approximately $48.9 million in cash on hand and, based on the current level of collateral pledged, approximately $127.3 million of availability under our credit facility with MetLife (subject to compliance with covenants) and other undrawn notes or bonds. In addition, we currently have certain properties valued at a total of approximately $105.9 million that are unencumbered and eligible to be pledged as collateral.
Over 99% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.26% for another five-plus years. In addition, the weighted-average remaining term of our notes and bonds payable is approximately 9.5 years. As such, with respect to our current borrowings, we have experienced minimal impact from the recent increases in interest rates, and we believe we are well-protected against any future interest rate increases. Despite ongoing volatility in the markets, based on discussions with our lenders, we do not believe there will be a credit freeze on agricultural lending in the near term. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near- and long-term debt obligations and operating expenses.
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
Operating Commitments and Obligations
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as September 30, 2022 (dollars in thousands):

Farm Location(s)	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of September 30, 2022
Hillsborough, FL	55	$2,250	(2)	Q4 2022	$1,681
Charlotte, FL	975	3,000	(2)	Q4 2022	2,841
St. Lucie, FL	549	230		Q3 2023	148
Umatilla, OR	135	2,750	(2)	Q4 2023	2,233
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
Napa, CA	270	1,635	(2)	Q4 2029	766
Wicomico & Caroline, MD, and Sussex, DE	833	115		Q3 2030	49
Franklin & Grant, WA, and Umatilla, OR	1,126	2,169	(2)	Q4 2032	134
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
In connection with certain farms acquired through a leasehold interest, we assumed certain ground lease arrangements under which we are the lessee. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of September 30, 2022, is as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining three months ending December 31:	2022	$40
For the fiscal years ending December 31:	2023	92
	2024	92
	2025	62
	2026	62
	2027	62
	Thereafter	693
Total undiscounted lease payments		1,103
Less: imputed interest		(457)
Present value of lease payments		$646
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income) of approximately $23,000 and $69,000 during the three and nine months ended September 30, 2022, respectively, and approximately $22,000 and $58,000 during the three and nine months ended September 30, 2021, respectively.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Net change in cash from:
Operating activities	$23,073	$20,356	$2,717	13.3%
Investing activities	(78,627)	(149,501)	70,874	(47.4)%
Financing activities	75,852	186,418	(110,566)	(59.3)%
Net change in Cash and cash equivalents	$20,298	$57,273	$(36,975)	(64.6)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased primarily due to additional fixed lease (from recent acquisitions) and participation rental payments (due to more farms having scheduled participation rents) and interest patronage received from Farm Credit, partially offset by an increase in fees paid to our Adviser and increases in the amount of interest payments made.
Investing Activities
The decrease in cash used in investing activities was primarily due to a decrease in aggregate cash paid for acquisitions of new farms, partially offset by an increase in the amount of cash paid for capital improvements on existing farms during the current-year period.
Financing Activities
The decrease in cash provided by financing activities was primarily due to the issuance of our Series D Term Preferred Stock in the first quarter of 2021 (which, after voluntarily redeeming our Series A Term Preferred Stock in full, resulted in net cash proceeds of approximately $31.6 million), a decrease in aggregate net cash proceeds received from equity offerings (including our common stock and the Series C Preferred Stock) of approximately $17.0 million, and a decrease in aggregate net borrowings of approximately $50.2 million. In addition, during the nine months ended September 30, 2022, we paid approximately $7.7 million to redeem 204,778 OP Units.

Debt Capital
MetLife Facility
As amended in February 2022, our facility with MetLife currently consists of $75.0 million of revolving equity lines of credit and an aggregate of $175.0 million of term notes (the “2022 MetLife Facility”). We currently have $100,000 outstanding under the lines of credit and $36.9 million outstanding on the term notes. While $213.0 million of the full commitment amount under the 2022 MetLife Facility remains undrawn, based on the current level of collateral pledged, we currently have approximately $110.3 million of availability under the 2022 MetLife Facility. The draw period for the 2020 MetLife Term Note expires on December 31, 2022, and the draw period for the 2022 MetLife Term Note expires on December 31, 2024 (see Note 4, “Borrowings—MetLife Facility,” within the accompanying notes to our condensed consolidated financial statements for information on certain defined terms). After these dates, MetLife has no obligation to disburse any additional undrawn funds under the term notes.
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
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2022 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock(2)(3)	6,313,502	$24.76	$156,319	$143,632
Common Stock – ATM Program	493,992	30.50	15,068	14,892
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).
(2)Excludes share redemptions.
(3)Excludes approximately 30,288 shares issued pursuant to the DRIP.
Our Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our condensed consolidated financial statements) permits us to issue up to an aggregate of $1.0 billion in securities (including up to approximately $259.6 million reserved for issuance of shares of the Series C Preferred Stock), consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $243.9 million of Series C Preferred Stock (including approximately $872,000 issued pursuant to the DRIP), $60.4 million of Series D Term Preferred Stock, and $260.6 million of common stock (including common stock issued to redeem OP Units) under the Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and nine months ended September 30, 2022 and 2021 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$1,806	$1,503	$3,606	$1,526
Less: Aggregate dividends declared on and charges related to Series B Preferred Stock and Series C Preferred Stock(1)	(5,398)	(3,134)	(13,801)	(8,837)
Net loss attributable to common stockholders and non-controlling OP Unitholders	(3,592)	(1,631)	(10,195)	(7,311)
Plus: Real estate and intangible depreciation and amortization	9,146	6,944	25,883	19,280
Plus: Losses on dispositions of real estate assets, net	819	1	2,100	1,841
Adjustments for unconsolidated entities(2)	14	9	38	28
FFO available to common stockholders and non-controlling OP Unitholders	6,387	5,323	17,826	13,838
Plus: Acquisition- and disposition-related expenses, net	150	44	169	185
Plus: Other nonrecurring charges, net(3)	851	—	803	56
CFFO available to common stockholders and non-controlling OP Unitholders	7,388	5,367	18,798	14,079
Net rent adjustment	(759)	(481)	(2,208)	(1,487)
Plus: Amortization of debt issuance costs	269	264	817	905
Plus: Other non-cash charges(4)	264	101	606	164
AFFO available to common stockholders and non-controlling OP Unitholders	7,162	5,251	18,013	13,661

Weighted-average common stock outstanding—basic and diluted	34,607,440	31,362,423	34,472,018	29,215,628
Weighted-average common non-controlling OP Units outstanding	—	204,778	82,511	153,021
Weighted-average total common shares outstanding	34,607,440	31,567,201	34,554,529	29,368,649

Diluted FFO per weighted-average total common share	$0.18	$0.17	$0.52	$0.47
Diluted CFFO per weighted-average total common share	$0.21	$0.17	$0.54	$0.48
Diluted AFFO per weighted-average total common share	$0.21	$0.17	$0.52	$0.47

Distributions declared per total common share	$0.14	$0.14	$0.41	$0.41

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
(3)Consists primarily of (i) costs related to the reduction in size of the Series C Offering that were expensed during the three months ended September 30, 2022, (ii) net property and casualty recoveries recorded, net of the cost of related repairs expensed, as a result of the damage caused to certain irrigation improvements by natural disasters on certain of our properties, (iii) one-time listing fees related to our Series D Term Preferred Stock, and (iv) certain one-time costs related to the early redemption of our Series A Term Preferred Stock.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of September 30, 2022, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Acre-feet of Water	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	11	7,199	6,426	—	$169,605	$165,884	10.7%
Internal Valuation	3	6,189	4,730	—	20,639	36,000	2.3%
Third-party Appraisal(2)	155	101,900	84,612	45,000	1,180,672	1,354,144	87.0%
Total	169	115,288	95,768	45,000	$1,370,916	$1,556,028	100.0%
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.
(2)Appraisals performed between October 2021 and October 2022.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of September 30, 2022, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$707 – $123,280	$35,294	$5,512 – $5,512	$5,512
Market NOI (per farmable acre)	$25 – $4,215	$2,165	N/A	N/A
Market Capitalization Rate	3.75% – 10.50%	5.66%	N/A	N/A
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of September 30, 2022, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended September 30, 2022, from the prior value basis as of June 30, 2022, is provided in the table below (dollars in thousands):

Total portfolio fair value as of June 30, 2022		$1,501,880
Plus: Acquisition of new farms during the three months ended September 30, 2022		37,448
Plus net value appreciation during the three months ended September 30, 2022:
Farms valued via third-party appraisals	$16,700
Total net appreciation for the three months ended September 30, 2022		16,700
Total portfolio fair value as of September 30, 2022		$1,556,028
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of September 30, 2022, was approximately $581.8 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $643.2 million. The fair values of our Series B Preferred Stock and Series D Term Preferred Stock were determined using the closing stock prices as of September 30, 2022, of $26.13 per share and $24.42 per share, respectively. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series C Preferred Stock to be $25.00 per share as of September 30, 2022 (see Exhibit 99.1 to this Form 10-Q).
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
The fair values presented above and their usage in the calculation of net asset value per share presented below have been prepared by and are the responsibility of management. PricewaterhouseCoopers LLP has neither examined, compiled, nor performed any procedures with respect to the fair values or the calculation of net asset value per common share, which utilizes information that is not disclosed within the financial statements, and, accordingly, does not express an opinion or any other form of assurance with respect thereto.
As of September 30, 2022, we estimate the NAV per common share to be $16.56. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$707,226
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(1,370,916)
Plus: estimated fair value of real estate holdings(2)	1,556,028
Net fair value adjustment for real estate holdings		185,112
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	703,620
Less: fair value of aggregate long-term indebtedness(3)(4)	(640,765)
Net fair value adjustment for long-term indebtedness		62,855
Estimated NAV		955,193
Less: aggregate fair value of Series B Preferred Stock and Series C Preferred Stock(5)		(380,452)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$574,741
Total common shares and non-controlling OP Units outstanding		34,704,005
Estimated NAV per common share and OP Unit		$16.56
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.
(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series D Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series D Term Preferred Stock was valued based on its closing stock price as of September 30, 2022.
(5)The Series B Preferred Stock was valued based on its closing stock price as of September 30, 2022, while the Series C Preferred Stock was valued at its liquidation value, as discussed above.
A quarterly roll-forward in the estimated NAV per common share for the three months ended September 30, 2022, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of June 30, 2022		$15.60
Less net loss attributable to common stockholders and non-controlling OP Unitholders		(0.10)
Adjustments for net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.65
Net change in unrealized fair value of long-term indebtedness	0.55
Net change in valuations		1.20
Less distributions on common stock and non-controlling OP Units		(0.14)
Plus accretive effect of equity issuances and redemptions, net		—
Estimated NAV per common share and non-controlling OP Unit as of September 30, 2022		$16.56

(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) an increase of $0.48 per share due to the net appreciation in value of the farms that were valued during the three months ended September 30, 2022, (ii) an increase of $0.26 per share due to the aggregate depreciation and amortization expense recorded during the three months ended September 30, 2022, and (iii) a decrease of $0.09 per share due to net asset dispositions or capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $16.56 as of September 30, 2022, based on the calculation above, the closing price of our common stock on September 30, 2022, was $18.10 per share.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Amended and Restated Dealer Manager Agreement, dated as of August 24, 2022, by and between Gladstone Land Corporation and Gladstone Securities, LLC, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 24, 2022.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series C Cumulative Redeemable Preferred Stock as of September 30, 2022 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: November 8, 2022	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: November 8, 2022	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors