Form 10-K
period 2022-12-31
GLADSTONE LAND Corp
filed 2023-02-21
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price on that date of $22.16 per share on the Nasdaq Global Market, was approximately $708.2 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been deemed to be affiliates.
The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 20, 2023, was 35,713,982.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2023, relating to the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE LAND CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2022

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this Annual Report on Form 10-K (the “Form 10-K”) and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans, and strategies, anticipated events, or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our business, financial condition, results of operations (including funds from operations, core funds from operations, and adjusted funds from operations (each a non-GAAP financial measure and each as defined herein)), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future, the impact of public health emergencies, such as COVID-19, social or political unrest and safety concerns, and other matters. Words such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors, some of which are beyond our control, that are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted by such forward-looking statements. Forward-looking statements speak only as of the date they are made. Statements regarding the following subjects, among others, are forward-looking by their nature:
•our business strategy;
•effects of public health emergencies and pandemics on our business, results of operations, liquidity, and financial condition;
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
•our ability to redeem the Series B Preferred Stock, the Series C Preferred Stock, the Series D Term Preferred Stock, and the Series E Preferred Stock (each as defined herein); and
•use of proceeds and availability of our lines of credit, long-term borrowings, current and future stock offerings, and other future capital resources, if any.
These forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us. Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward-looking statements. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changes to our assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•adverse effects of public health emergencies, such as COVID-19, on our business, results of operations, liquidity, and financial condition;
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
•our Adviser’s and Administrator’s ability to identify, hire, and retain highly-qualified personnel in the future;
•changes in the environment, our industry, interest rates, or the general economy;
•changes in real estate and zoning laws and increases in real property tax rates;
•changes in governmental regulations, tax rates, and similar matters;
•the impact of public health emergencies, such as COVID-19, on the economy and the capital markets, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties;
•environmental liabilities for certain of our properties and uncertainties and risks related to natural disasters, such as earthquakes, wildfires, or floods, or environmental changes impacting the regions in which our tenants operate; and
•the loss of any of our key officers, such as Mr. David Gladstone, our chairman, president, and chief executive officer; Mr. Terry Lee Brubaker, our vice chairman and chief operating officer; Messrs. Bill Reiman and Bill Frisbie, our Executive Vice Presidents; Mr. Lewis Parrish, our chief financial officer and assistant treasurer; or Mr. Jay Beckhorn, our treasurer.
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
•Our real estate portfolio is concentrated across a limited number of states, which subjects us to an increased risk of significant loss if adverse weather, economic, or regulatory changes or developments in the markets in which our properties are located occurs.
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
•Our business may be adversely affected by public health emergencies.
•Our Adviser (as defined in Item 1, “Business—Overview”) is not obligated to provide a waiver of the incentive fee, which could negatively impact our earnings and our ability to maintain our current level of, or increase, distributions to our stockholders.

•Certain provisions contained in our charter and bylaws and under Maryland law may prohibit or restrict attempts by our stockholders to change our management and hinder efforts to effect a change of control of us, and the market price of our common stock may be lower as a result.
•We may not have sufficient earnings and profits to pay distributions on the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, Series E Preferred Stock, or common stock to be treated as dividends.
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
Overview
We are an externally-managed, agricultural REIT that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 169 farms comprised of 115,731 acres across 15 states in the U.S., as well as several farm-related facilities.
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
Upon the pricing of our initial public offering (the “IPO”), on January 29, 2013, our shares of common stock began trading on the Nasdaq Global Market (“Nasdaq”) under the symbol “LAND.” Our shares of 6.00% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) are traded on Nasdaq under the symbol “LANDO,” and our shares of 5.00% Series D Cumulative Term Preferred Stock (the “Series D Term Preferred Stock”) are traded on Nasdaq under the symbol “LANDM.” In addition, we have registered our 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and our 5.00% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”). Neither the Series C Preferred Stock nor the Series E Preferred Stock is listed on a national securities exchange, and there is currently no public market for shares of either series.
Our Investment Objectives and Our Strategy
Our principal business objective is to maximize stockholder returns through a combination of: (i) monthly cash distributions to our stockholders, which we hope to sustain and increase through long-term growth in cash flows from increased rents; (ii) appreciation of our land; and (iii) capital gains derived from the sale of our properties. Our primary strategy to achieve our business objective is to invest in and further diversify our current portfolio of primarily triple-net-leased farmland and farm related properties. In addition, we may also acquire certain commercial properties used by businesses that support agricultural communities. This strategy includes the following components:
•Owning Farms, Farm-Related Real Estate, and Real Estate used by Businesses that Support Farming Communities for Income.  We own and intend to primarily acquire additional farms and farm-related properties and lease them to independent and corporate farming operations, including sellers who desire to continue farming the land after we acquire the property from them. We may also acquire commercial properties used by businesses that support farming communities. Such businesses may include, but are not limited to, farmer-owned cooperatives, rural infrastructure providers, and other agribusinesses. We intend to hold most acquired properties for many years and to generate stable and increasing rental income from leasing these properties.
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
•Continue Expanding our Crop Varieties. Currently, the majority of tenants who farm our properties grow either annual row crops dedicated to fresh produce, such as berries (e.g., strawberries and raspberries) and fresh vegetables (e.g., tomatoes, lettuce, and bell peppers), or certain permanent crops (e.g., pistachios, almonds, blueberries, and wine grapes). To a lesser extent, we also own farms growing certain commodity crops (e.g., corn and beans). We will seek to continue our recent expansion into other permanent crops and, to a lesser extent, commodity crops, while maintaining our focus on annual row-crop farms growing fresh produce and farms growing certain permanent crops.
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
We believe that we can acquire farmland that we will be able to lease at annual rental rates providing net capitalization rates generally ranging from 4% to 7% or more of the properties’ market values. However, there can be no assurance that we will be able to achieve this level of rental rates. Since rental contracts in the farming business for annual row crops are customarily short-term agreements, rental rates are typically renegotiated regularly to then-current market rates.
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
Code of Ethics
We have adopted a code of ethics and business conduct applicable to all personnel of our Adviser and Administrator that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended. This code establishes procedures for personal investments, restricts certain transactions by such personnel, and requires the reporting of certain transactions and holdings by such personnel. A copy of this code is available for review, free of charge, on the Investors section of our website at www.GladstoneLand.com. The information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. We intend to provide any required disclosure of any amendments to or waivers of this code of ethics by posting information regarding any such amendment or waiver to our website.
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
Our Adviser has an investment committee that evaluates and approves each of our investments. This investment committee is currently comprised of Messrs. Gladstone, Brubaker, Reiman, and Frisbie; Mr. John Sateri, who is a managing director of our Adviser; and Ms. Laura Gladstone, who is a managing director of our Adviser. We believe that the review process of our Adviser’s investment committee gives us a unique competitive advantage over other agricultural real estate companies because of the substantial experience that the members possess and their unique perspective in evaluating the blend of corporate credit, real estate, and lease terms that collectively combine to provide an acceptable risk for our investments.
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
Our Adviser and Administrator also engage in other business ventures and, as a result, certain (but not all) of their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser and administrator, respectively, to Gladstone Capital Corporation (“Gladstone Capital”) and Gladstone Investment Corporation (“Gladstone Investment”), both publicly-traded business development companies affiliated with us, and Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded REIT affiliated with us. However, under the Current Advisory

Agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The Current Advisory Agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the Current Advisory Agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us.
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
Dealer-Manager Agreements
In connection with the continuous public offering of our Series B Preferred Stock (which was completed in March 2020), our Series C Preferred Stock (which was completed in December 2022), and our Series E Preferred Stock, we entered into certain dealer-manager agreements with Gladstone Securities, whereby Gladstone Securities served or serves, as appropriate, as our exclusive dealer-manager. Pursuant to each of these dealer-manager agreements, Gladstone Securities provided or provides certain sales, promotional, and marketing services to us in connection with the offering of the respective stock. Refer to Note 6, “Related-Party Transactions—Gladstone Securities,” for a discussion of the fees and commissions paid to Gladstone Securities pursuant to each of these dealer-manager agreements.
Human Capital Management
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Current Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or executive officer, or both, of each our Adviser and our Administrator. We expect that approximately 15 to 25 full-time employees of our Adviser and our Administrator will spend substantial time on our matters during the 2023 calendar year. Our CFO, accounting team, and the employees of our Adviser who manage our assets and investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase and the number of our Adviser’s employees working out of local offices, if any, where we buy land will also increase.
As of December 31, 2022, our Adviser and Administrator, collectively, had 74 full-time employees. A breakdown thereof is summarized by functional area in the table below:

Number of Individuals	Functional Area
13	Executive Management
40	Investment Management, Portfolio Management, and Due Diligence
21	Administration, Accounting, Compliance, Human Resources, Legal, and Treasury
The Adviser and the Administrator aim to attract and retain capable advisory and administrative personnel, respectively, by offering competitive base salaries, benefits, and bonus structure and by providing employees with appropriate opportunities for professional development and growth.
Competition
We face competition for farmland acreage from many different entities, including, but not limited to, developers, municipalities, individual farmers, agriculture corporations, institutional investors, and others. Investment firms that we might compete directly against could include agricultural investment firms, such as Hancock Agricultural Investment Group, Prudential

Agricultural Investments, and UBS AgriVest, LLC. These firms engage in the acquisition, asset management, valuation, and disposition of farmland properties. Further competition may also come from other agricultural REITs, both publicly-traded (e.g., Farmland Partners, Inc.) and privately-held (e.g., Iroquois Valley Farmland REIT, PBC); other agricultural-focused privately-held funds, such as AgIS Capital, LLC, and Homestead Capital; and various online farmland crowdfunding platforms (e.g., AcreTrader, FarmTogether).
Government Regulations
We own, manage, acquire, and develop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the jurisdictions where our properties are located, which may differ among jurisdictions. Developments related to public health emergencies, including laws and regulations implemented by federal governmental authorities or state and local governmental authorities in jurisdictions where our properties are located in response to such public health emergencies, may impact our ability to operate our business, or those of our tenants, in the ordinary course, which may materially affect our results of operations for the year ending December 31, 2023. Otherwise, we do not expect that compliance with the various laws and regulations we are subject to will have a material effect on our capital expenditures, results of operations, or competitive position for the year ending December 31, 2023, as compared to prior periods.
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
Risks Relating to Our Business and Operations
Our real estate portfolio is concentrated across a limited number of states, which subjects us to an increased risk of significant loss if adverse weather, economic, or regulatory changes or developments in the markets in which our properties are located occur.

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
On a limited basis, we have invested in certain properties requiring further development before reaching commercial productivity, such as the development of an almond orchard, or in properties with immature permanent plantings. Such investments, and any future investments in property developments, involves risks that are different and, in most cases, greater than the risks associated with our acquisition of fully-developed and commercially-productive farms. In addition to the risks associated with real estate investments in general, as described elsewhere in this Form 10-K, the risks associated with our development farms include, among other things:
•significant time lag between commencement of development and commercial productivity for permanent crop development farms subjects us to greater risks due to fluctuations in the general economy, crop prices, and adverse weather conditions;
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
We expect that single tenants will continue to occupy most of our farms, and, therefore, the success of our investments will continue to be materially dependent on the financial stability of these tenants. Some of our tenants may have been recently restructured using leverage acquired in a leveraged transaction, may otherwise be subject to significant debt obligations, or may have been adversely impacted by public health emergencies, including the COVID-19 pandemic. Tenants that are subject to significant debt obligations may be unable to make their rent payments if there are adverse changes in their businesses or in general economic conditions. Tenants that have been impacted adversely by public health emergencies, including the COVID-19 pandemic, may not be able to make timely rental payments due to labor shortages, supply chain issues, or due to government-mandated lockdowns or other measures taken to address such public health emergencies. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries. In situations where management of the tenant will change after a transaction, it may be difficult for our Adviser to determine with certainty the likelihood of the tenant’s business success and of it being able to pay rent throughout the lease term. These companies are more vulnerable to adverse conditions in their businesses or industries and economic conditions generally, as well as to increases in interest rates. In addition, these companies’ revenues and expenses may fluctuate according to the growing season, which may impact their ability to make regular lease payments.
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
For our properties that are farmed for annual row crops, we intend to primarily enter into leases with independent and corporate farming operations having terms generally ranging from 3 to 10 years. As a result, we will be required to frequently re-lease our properties upon the expiration of our leases. This will subject our business to near term fluctuations in market rental rates, and we will be more susceptible to declines in market rental rates than we would be if we were to enter into longer-term leases. As a result, any decreases in the prevailing market rental rates in the geographic areas in which we own properties could have a material adverse effect on our results of operations and cash available for distribution to stockholders.
Our investments in properties with longer-term leases (i.e., five years or more), could expose us to various risks, including interest rate risk and the risk of being unable to take advantage of prevailing market rates, which could have a material adverse effect on our results of operations and cash available for distribution to stockholders.
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
We own several farms subject to leases that include a participation rent component based on the annual gross revenues earned on the respective farm; however, the majority of these leases also include a guarantee of a minimum amount of rental income that generally satisfies our investment return criteria. While we do not expect participation rents to make up a significant portion of our overall leased portfolio, we intend to enter into additional leases with participation rent components. We anticipate that the majority of such leases will continue to have a floor that guarantees a minimum amount of rental income that generally satisfies our investment return criteria; however, such leases will still be impacted by factors related to the success of the farmer-tenant’s harvest, including, but not limited to, declining crop prices and lower-than-average crop production, that may result in us receiving less rent than anticipated or projected when entering into such leases. A reduction in the rent we receive could have a material adverse effect on our cash flow and ability to make distributions to our stockholders.
Our investments in farmland used for permanent crops have a higher risk profile than farmland used for annual row crops.
Since our IPO, we have expanded our investment focus to include farms used for permanent crops, and we intend to continue to add to our investments in farmland used for permanent crops in the future. Permanent crops have plant structures (such as trees, vines, or bushes) that produce yearly crops without being replanted. Examples include almonds, apples, blueberries, figs, pistachios, oranges, and table and wine grapes. Permanent crops generally involve more risk than annual row crops because permanent crops require more time and capital to plant and cultivate. As a result, permanent crops are generally more expensive to replace and more susceptible to disease and poor weather. If a farmer loses a permanent crop to any natural disaster, such as drought, flooding, fire, or disease, there would generally be significant time and capital needed to return the land to commercial production because a tree, bush, or vine may take years to grow before bearing fruit.
Permanent crop farmland also prevents the farmer from being able to rotate crop types to keep up with changing market conditions or changes in the weather or soil. If demand for one type of permanent crop decreases, the permanent crop farmer cannot easily convert the farm to another type of crop because permanent crop farmland is dedicated to one crop during the lifespan of the trees, bushes, or vines and therefore cannot easily be rotated to adapt to changing environmental or market conditions.
In addition, permanent crops, which can generally endure long periods of time from harvest to consumption, allow for global shipment and trade. As a result, permanent crops are usually less insulated from the global produce market volatility than annual row crops. This will generally provide for less price stability of the harvested crop and therefore less stability of the underlying land value for cropland producing permanent crops. As a result, permanent crop farms typically have a higher risk profile than annual row crop farms.
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
Fresh produce is also vulnerable to crop disease, pests and other contaminants. Damages to tenants’ crops from crop disease and pests may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and environmental conditions. The costs to control these infestations vary depending on the severity of the damage and the extent of the plantings affected. These infestations can increase costs and decrease revenues of our tenants. Tenants may also incur losses from product recalls due to other contaminants that may cause food borne illness. It is difficult to predict the occurrence or severity of such product recalls as well as the impact of these upon our tenants. Although we do not expect that a significant portion our rental payments will be based on the quality of our tenants’ harvests, any of these factors could have a material adverse effect on our tenants’ ability to pay rent to us, which in turn could have a material adverse effect on our ability to make distributions to our stockholders.
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
To maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs, including property acquisitions, from retained earnings. Therefore, we may acquire additional capital from the issuance of securities senior to our common shares, including borrowings or other indebtedness, preferred shares (such as our Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, or Series E Preferred Stock), or the issuance of other securities. This capital may not be available on favorable terms or at all. Our access to additional capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings.
To the extent we issue debt securities, other instruments of indebtedness, or additional preferred stock or borrow additional money from banks or other financial institutions, we will be additionally exposed to risks associated with leverage, including increased risk of loss. If we issue additional preferred securities that rank senior to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences, or privileges, economic and otherwise, more favorable than those of our common shares and our currently-designated preferred securities (including our Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, and Series E Preferred Stock), and the issuance of such preferred securities could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for common stockholders.

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
We have multiple borrowing facilities in place, and our total borrowings are secured by the majority of the farms we own. If we are unable to make our debt payments as required, either under our current credit facilities or any future facilities, a lender could foreclose on certain of the properties securing its loan. This could cause us to lose part or all of our investment in the property, which in turn could cause the value of our common stock, Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, or Series E Preferred Stock or the distributions to our stockholders to be reduced or delayed.
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
The mortgages on certain of our properties are cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized or cross-defaulted with such mortgage note. Such a default may adversely affect our financial condition, results of operations and ability to pay distributions to our stockholders.
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
State, county, and federal governments have also implemented a number of regulations governing labor practices used in connection with farming operations. For example, these regulations seek to provide for minimum wages and minimum and maximum work hours, as well as to restrict the hiring of illegal immigrants. If one of our tenants is accused of violating, or found to have violated such regulations, it could have a material adverse effect on the tenant’s operating results, which could adversely affect its ability to make its rental payments to us and, in turn, our ability to make distributions to our stockholders.
The presence of endangered or threatened species on or near our acquired farmland could restrict the activities of our agricultural tenants, which could in turn have a material adverse impact on the value of our assets and our results of operations.
Federal, state, and local laws and regulations intended to protect threatened or endangered species could restrict certain activities on our farmland. The size of any area subject to restriction would vary depending on the protected species at issue, the time of year and other factors, and there can be no assurance that such federal, state, and local laws will not become more restrictive over time. If portions of our farmland are deemed to be part of or bordering habitats for such endangered or threatened species that could be disturbed by the agricultural activities of our tenants, it could impair the ability of the land to be used for farming, which in turn could have a material adverse impact on the value of our assets and our results of operations.
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
The Federal Reserve has increased the federal funds rate significantly over the past 12 months and may continue to do so, depending on certain key economic indicators, such as rising inflation or the unemployment rate. Any such future increases may cause interest rates and borrowing costs to rise even further, which may negatively impact our ability to access the debt markets on favorable terms. Any prolonged adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.
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
In the normal course of business, we and our service providers collect and retain certain personal information provided by our tenants, employees of our Administrator and Adviser, and vendors. We also rely extensively on computer systems to process transactions and manage our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third-party providers for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers. In addition, cybersecurity risks such as those above have increased in recent years in part due to increasingly numerous and sophisticated malicious cyber actors. We have implemented or plan on implementing additional processes, procedures, and internal controls to help prevent, detect, and mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations, or confidential information will not be negatively impacted by such an incident.
Our business may be adversely affected by public health emergencies, including the ongoing effects of the COVID-19 pandemic.

Although the macroeconomic impact of the pandemic has decreased in comparison to earlier in the pandemic, the COVID-19 pandemic caused, both in the U.S. and globally, significant disruptions to financial markets, labor and supply disruptions and shortages, and inflationary economic conditions. All of these adverse macroeconomic effects have led to global economic volatility and could adversely impact our business.
Further, any public health emergency, including any outbreak of COVID-19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could have a significant adverse impact on the Company and could adversely affect the Company’s ability to fulfill its investment objectives.
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
Risks Associated With Our Use of an Adviser to Manage Our Business
We are dependent upon our key management personnel for our future success, particularly David Gladstone, Terry Lee Brubaker, Bill Reiman, Bill Frisbie, Lewis Parrish, and Jay Beckhorn.
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
Our Adviser manages our real estate portfolio and locates, evaluates, recommends and negotiates the acquisition of our real estate investments and mortgage loans. At the same time, our Advisory Agreement permits our Adviser to conduct other commercial activities and to provide management and advisory services to other entities, including, but not limited to, Gladstone Commercial, Gladstone Capital, and Gladstone Investment, each of which is affiliated with us. Each of our executive officers, other than Mr. Parrish, is also an executive officer of Gladstone Commercial, which actively makes real estate investments, and Gladstone Capital and Gladstone Investment, which actively make loans to and invest in small- and medium-sized companies. As a result, we may, from time to time, have conflicts of interest with our Adviser in its management of our business and that of Gladstone Commercial, Gladstone Investment, or Gladstone Capital, which may arise primarily from the involvement of our Adviser, Gladstone Commercial, Gladstone Capital, Gladstone Investment, and their affiliates in other activities that may conflict with our business. Examples of these potential conflicts include:
•our Adviser may realize substantial compensation on account of its activities on our behalf and may be motivated to approve acquisitions solely on the basis of increasing its compensation from us;
•our agreements with our Adviser are not arm’s-length agreements, which could result in terms in those agreements that are less favorable than we could obtain from independent third parties;
•we may experience competition with our affiliates for potential financing transactions; and
•our Adviser and other affiliates, such as Gladstone Commercial, Gladstone Capital, and Gladstone Investment could compete for the time and services of our officers and directors and reduce the amount of time they are able to devote to management of our business.
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
There are provisions in our charter and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example:
•Our articles of incorporation prohibit ownership of more than 3.3% of the outstanding shares of our capital stock by one person, except for certain qualified institutional investors, which are limited to holding 9.8% of our common stock. As of December 31, 2022, David Gladstone, our chairman, chief executive officer, and president, and pursuant to an exception approved by our Board of Directors and in compliance with our charter, owned, directly or indirectly, including through certain foundations and trusts, approximately 7.2% of our common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owned approximately 1.9% of our common stock. The ownership restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.
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
Under our charter, we currently have authority to issue shares of both common stock and preferred stock (inclusive of our Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, and Series E Preferred Stock). Our Board of Directors has the authority, without a stockholders’ vote, to classify or reclassify any unissued shares of stock, including common stock, into preferred stock (or vice versa), to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class or series of shares to be issued. Because our Board of Directors has the power to establish the preferences and rights of additional classes or series of stock without a stockholders’ vote, our Board of Directors may give the holders of any class or series of stock preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.
Holders of our Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, Series E Preferred Stock and future holders of any securities ranking senior to our common stock have dividend and/or liquidation rights that are senior to the rights of the holders of our common stock. Additional issuances of securities senior to our common stock may negatively impact the value of our common stock and further restrict the ability of holders of our common stock to receive dividends and/or liquidation rights.
In addition to our outstanding borrowings and common stock, our capital structure also includes our Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, and Series E Preferred Stock. In the future, we may attempt to increase our capital resources by completing additional offerings of our Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, Series E Preferred Stock or other equity securities or by issuing debt securities. In the event of a liquidation, lenders with respect to any outstanding borrowings (including our lines of credit), holders of any debt securities, and holders of any preferred stock issuances (including our Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, Series E Preferred Stock, and any other preferred stock with parity ranking we may issue in the future) would receive a distribution of our available assets in full prior to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Holders of our common stock are not entitled to preemptive rights or other protection against dilutions. As additional acquisition opportunities arise, we may issue additional shares of common stock or preferred stock, or we may issue OP Units, which are redeemable for cash or, at our option, our common stock on a one-to-one basis, to raise the capital necessary to finance these acquisitions, thus potentially further diluting stockholders’ equity. As such, our common stockholders bear the risk of our future offerings reducing the per-share trading price of our common stock and diluting their interest in us. Further, holders of our Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, and Series E Preferred Stock rank senior in priority of dividend payments, which may restrict our ability to declare and pay dividends to our common stockholders at the current rate, or at all.
We may not have sufficient earnings and profits to pay distributions on the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, Series E Preferred Stock, or common stock to be treated as dividends.
The distributions payable by us on the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, Series E Preferred Stock, or common stock may exceed our current and accumulated earnings and profits, as calculated for U.S. federal income tax purposes, at the time of payment. If that were to occur, it would result in the amount of distributions that exceed our current and accumulated earnings and profits being treated first as a return of capital to the extent of the holder’s adjusted tax basis in the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, Series E Preferred Stock, or common stock and then, to the extent of any excess over such adjusted tax basis, as capital gain.

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
To maintain our qualification as a REIT, no more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year, beginning with the second year after our election to be treated as a REIT. To facilitate compliance with this requirement, our charter prohibits any individual from owning more than 3.3% in value of our outstanding stock. Pursuant to an exception from this limit contained in our charter, as of December 31, 2022, David Gladstone owned, directly or indirectly, including through certain trusts, aggregate beneficial ownership of approximately 8.5% of our outstanding common stock. In addition, the David and Lorna Gladstone Foundation, a private charitable foundation, owned approximately 0.6% of our outstanding common stock. Our Board of Directors may also reduce the 3.3% ownership limitation if it determines that doing so is necessary for us to maintain our qualification for REIT treatment. However, such a reduction would not be effective for any stockholder who beneficially owns more than the reduced ownership limit. We believe that we have satisfied the ownership diversification requirements, including with respect to our taxable year ended December 31, 2022. However, if, at any point in time, we are unable to comply with the ownership diversification requirements, we could fail to maintain our qualification as a REIT, which could require us to pay taxes and negatively impact our cash available for future distribution.
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
Risks Relating to the Market for our Common Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, and Series E Preferred Stock
Future issuances and sales of shares of our common stock, Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, Series E Preferred Stock, or other series of preferred securities, or the perception that such issuances will occur, may have adverse effects on the trading prices of our shares.
We cannot predict the effect, if any, of future issuances and sales of our common stock, Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, Series E Preferred Stock, possible other series of preferred securities, or the availability of shares for future sales, on the market price of our common stock, Series B Preferred Stock, or Series D Term Preferred Stock, each of which is publicly traded. Sales of substantial amounts of our common stock (including shares of our common stock issuable upon the conversion of OP Units that we may issue from time to time), Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, or Series E Preferred Stock or the perception that these sales could occur may adversely affect prevailing market prices for our common stock, Series B Preferred Stock, or Series D Term Preferred Stock (each of which is publicly traded), or, if and when listed on a national securities exchange, our Series C Preferred Stock or Series E Preferred Stock.

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
Shares of the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, and Series E Preferred Stock are subordinated to existing and future debt, and your interests could be diluted by the issuance of additional preferred stock or by other transactions.
Payment of accrued dividends on the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, and Series E Preferred Stock will be subordinated to all of our existing and future debt and will be structurally subordinate to the obligations of our subsidiaries. In addition, we may issue additional shares of another class or series of preferred stock ranking on parity with the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, or Series E Preferred Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up. None of the provisions relating to the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, or Series E Preferred Stock relate to or limit our indebtedness or afford the holders of the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, or Series E Preferred Stock protection in the event of a highly-leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, or Series E Preferred Stock, other than in connection with a Change of Control Triggering Event (as defined by the Certificate of Designations). These factors may affect the trading price of the Series B Preferred Stock or Series D Term Preferred Stock (each of which is publicly traded), or, if and when listed on a national securities exchange, our Series C Preferred Stock or Series E Preferred Stock.
We operate as a holding company dependent upon the assets and operations of our subsidiaries, and because of our structure, we may not be able to generate the funds necessary to make distributions on the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, or Series E Preferred Stock.
We generally operate as a holding company that conducts its businesses primarily through the Operating Partnership, which, in turn, is a holding company conducting its business through its subsidiaries. These subsidiaries conduct all of our operations and are our only sources of income. Accordingly, we are dependent on cash flows and payments of funds to us by our subsidiaries as distributions, loans, advances, leases, or other payments from our subsidiaries to generate the funds necessary to make distributions or dividends on our securities. Our subsidiaries’ ability to pay such distributions and/or make such loans, advances, leases, or other payments may be restricted by, among other things, applicable laws and regulations, current and future debt agreements, and management agreements into which our subsidiaries may enter, which may impair our ability to make cash payments on our securities, including the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, and Series E Preferred Stock. In addition, such agreements may prohibit or limit the ability of our subsidiaries to transfer any of their property or assets to us, any of our other subsidiaries, or to third parties. Our future indebtedness or our subsidiaries’ future indebtedness may also include restrictions with similar effects.
In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation, or reorganization, claims of holders of the Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, and Series E Preferred Stock will be satisfied only after all of our and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.
We intend to apply for quotation on Nasdaq for each of the Series C Preferred Stock and the Series E Preferred Stock in the future; however, there is currently no public market for either security. Even after listing, if achieved, a liquid secondary trading market may not develop, and the features of the Series C Preferred Stock and Series E Preferred Stock may not provide you with favorable liquidity options.
There is currently no public market for either the Series C Preferred Stock or the Series E Preferred Stock. We intend to apply to list the Series C Preferred Stock on Nasdaq or another national securities exchange by December 31, 2023, and we intend to apply to list the Series E Preferred Stock on Nasdaq or another national securities exchange or to include these shares for quotation on a national securities market sometime within 12 months following the Series E Preferred Stock offering’s termination date. Until shares of the Series C Preferred Stock or Series E Preferred Stock are listed on Nasdaq or another national securities exchange, if ever, holders of such shares may be unable to sell them at all or, if they are able to, only at substantial discounts from the liquidation preference. Even if the Series C Preferred Stock or Series E Preferred Stock is listed on Nasdaq or another national securities exchange within one calendar year of the respective offerings’ termination date, as anticipated, there is a risk that such shares may be thinly traded, and the market for such shares may be relatively illiquid compared to the market for other types of securities, with the spread between the bid and asked prices considerably greater than the spreads of other securities with comparable terms and features. Additionally, our charter contains restrictions on the ownership and transfer of our securities, including the Series C Preferred Stock and Series E Preferred Stock, and these restrictions may inhibit your ability to sell the Series C Preferred Stock or Series E Preferred Stock promptly, or at all. Also, since neither the Series C Preferred Stock nor the Series E Preferred Stock has a stated maturity date, you may be forced to hold your Series C Preferred Stock or Series E Preferred Stock and receive stated dividends on the shares when, as, and if authorized by our Board of Directors and declared by us with no assurance as to ever receiving the liquidation preference.
We will be required to terminate the Series E Offering (as defined elsewhere in this Form 10-K) if our common stock, Series B Preferred Stock, and the Series D Term Preferred Stock are all no longer listed on Nasdaq or another national securities exchange.
The Series E Preferred Stock is a “covered security” and therefore is not subject to registration under the state securities, or “Blue Sky,” regulations in the various states in which it may be sold due to its seniority to our common stock, which is listed on Nasdaq. In the event that our common stock, Series B Preferred Stock, and Series D Term Preferred Stock are all no longer listed on Nasdaq or another national securities exchange, we will be required to register this offering in any state in which we offer shares of the Series E Preferred Stock. This would require the termination of this offering and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum amount of the Series E Offering is sold. This would reduce our ability to make additional investments and limit the further diversification of our portfolio.
The Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, and Series E Preferred Stock will bear a risk of redemption by us.
We may voluntarily redeem some or all of the Series B Preferred Stock at any time, and we may voluntarily redeem some or all of the Series C Preferred Stock on or after June 1, 2024. In addition, we may voluntarily redeem some or all of the Series E Preferred Stock on or after the first anniversary of the offering’s termination date. Any such redemptions may occur at a time that is unfavorable to shareholders. Before January 31, 2026, we may, at our option, redeem the Series D Term Preferred Stock, in whole or in part, at any time or from time to time. We may have an incentive to redeem any of our series of preferred stock voluntarily if market conditions allow us to issue common stock, other preferred stock, or debt securities at a dividend or interest rate that is lower than the dividend rate on such series of preferred stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 169 farms we owned as of December 31, 2022 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,844	32,321	$868,539	$405,014
Florida	26	22,606	17,639	223,974	109,931
Washington	6	2,529	1,997	64,903	21,059
Arizona(6)	6	6,320	5,333	54,290	12,789
Colorado	12	32,773	25,577	46,429	27,935
Nebraska	9	7,782	7,050	30,815	12,118
Oregon(7)	6	898	736	29,445	11,705
Michigan	23	1,892	1,245	23,928	14,204
Texas	1	3,667	2,219	8,175	4,877
Maryland	6	987	863	8,098	4,467
South Carolina	3	597	447	3,632	2,193
Georgia	2	230	175	2,743	1,689
North Carolina	2	310	295	2,161	—
New Jersey	3	116	101	2,124	1,256
Delaware	1	180	140	1,308	717
Totals	169	115,731	96,138	$1,370,564	$629,954
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
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of December 31, 2022, this investment had a net carrying value of approximately $1.0 million and is included within Other assets, net on the accompanying Consolidated Balance Sheets.
(4)Includes five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. The ground sublease had a net cost basis of approximately $725,000 as of December 31, 2022 (included in Lease intangibles, net on the accompanying Consolidated Balance Sheets).
(5)Includes 45,000 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California. See Note 3, “Real Estate and Intangible Assets—Investments in Water Assets,” for additional information on this water.
(6)Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2025 and February 2032, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $710,000 as of December 31, 2022 (included in Lease intangibles, net on the accompanying Consolidated Balance Sheets).
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of December 31, 2022, this investment had a net carrying value of approximately $4.8 million and is included within Other assets, net on the accompanying Consolidated Balance Sheets.

ITEM 3.	LEGAL PROCEEDINGS
In the ordinary course of business, we may be involved in legal proceedings from time to time. We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
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
Stockholder Information
As of February 13, 2023:
•there were 14 registered holders of record and approximately 68,499 beneficial owners of our common stock; and
•other than those owned by the Company, there were no holders of record or beneficial owners of our OP Units. After a mandatory one-year holding period, our OP Units are redeemable at the option of the holder for cash or, at our election, shares of our common stock on a one-for-one basis.
OP Unit Redemptions
Since January 1, 2022, through the date of this filing, a total of 204,778 OP Units were tendered for redemption, which we satisfied by issuing 204,778 shares of common stock. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, which we relied on based upon factual representations received from the limited partners who received the shares of common stock. Currently, there are no OP Units outstanding that are held by non-controlling limited partners.
Sale of Unregistered Securities
We did not sell any unregistered shares of stock during the three months or year ended December 31, 2022.
Issuer Purchaser of Equity Securities
We did not purchase any class of our equity securities registered under Section 12 of the Exchange Act during the three months or year ended December 31, 2022.
Stock Performance Graph

The following graph compares the cumulative stockholder return (assuming reinvestment of distributions) of our common stock with that of the Standard and Poor’s 500 Index (“S&P 500”) and the FTSE NAREIT All REIT Index (“FNAR”), which is a market capitalization-weighted index that includes all REITs that are listed on the New York Stock Exchange, the American Stock Exchange, or the Nasdaq National Market List. The stock performance graph assumes $100 was invested on December 31, 2017.

$300
$250
$200
$150
$100
$50
$—
Index Value
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Period Ended
LAND
S&P 500
FNAR

	As of December 31,
Index	2017	2018	2019	2020	2021	2022
LAND	$100.00	$89.15	$105.26	$123.54	$291.87	$162.23
S&P 500	100.00	93.76	120.84	140.49	178.27	143.61
FNAR	100.00	91.26	112.70	101.72	139.26	99.27

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 169 farms comprised of 115,731 acres across 15 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.

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
As of February 20, 2023:
•we owned 169 farms comprised of 115,731 total acres across 15 states in the U.S.;
•our occupancy rate (based on gross acreage) was 100.0%, and our farms were leased to 89 different, unrelated third-party tenants growing over 60 different types of crops;
•the weighted-average remaining lease term across our agricultural real estate holdings was 6.2 years; and
•the weighted-average term to maturity of our notes and bonds payable was 9.4 years, and over 99.8% of our notes and bonds payable bore interest at fixed rates; on a weighted-average basis, the remaining fixed-price term of our borrowings was 4.9 years, with an expected weighted-average effective interest rate (after interest patronage, as described below) of 3.26% over that term.
Business Environment
Impact of Inflation and Rising Interest Rates
According to the U.S. Bureau of Labor Statistics, the consumer price index (“CPI”) grew at an annual rate of 6.5% through December 2022, as overall inflation continued to ease from levels earlier in 2022, when it reached the highest rates seen in over 40 years. However, food prices have continued to outpace the rate of inflation, with the overall food segment increasing at an annual rate of 10.4% through December 2022, and the food at home segment (which encompasses over 90% of the crops grown on our farms) growing by 11.8%. In addition, according to the NCREIF Farmland Index, which, as of December 31, 2022, consisted of approximately $15.3 billion of farms across the U.S., the total return on U.S. farmland (including appreciation and income) was 9.6% for the 12 months ended December 31, 2022. If the increases in food prices continue to outpace inflation, we believe this will help mitigate the increase in input costs currently experienced by our farm operators.
While showing signs of slowing from its peak levels, overall inflation remains significantly above the Federal Reserve’s target long-term rate of 2.0%, leading the Federal Reserve to raise its benchmark funds rate eight times since March 2022. As such, interest rates remain volatile in response to competing concerns regarding inflationary pressures, coupled with the threat of a near-term recession. The yield on the 10-year U.S. Treasury Note has increased substantially over the past 12 months and recently surpassed 4% for the first time since 2008, which adversely affects interest rates on long-term financing. In addition, global recessionary conditions appear likely to occur within the next 12 months, caused in part by inflation, the potential emergence of new COVID-19 variants, and geopolitical conditions, although the actual timeline, impact, and duration are unknown.
Over 99.8% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.26% for another 4.9 years. As such, with respect to our current borrowings, we have experienced minimal impact from the recent increases in interest rates, and we believe we are well-protected against further interest rate increases, which seem likely to continue in the near term.
California Floods and Impact on Drought
Recent storms have brought tremendous amounts of rain and snow to California, increasing the state’s snowpack and water resources and bringing some much-needed relief to a region that, as of now, remains in a prolonged drought. As a result of the heavy rain and snowfall, drought conditions throughout California have been significantly improved, as the state no longer has any areas under “extreme drought” or “exceptional drought” conditions, the two most severe drought categories, thus marking a vast improvement from three months earlier when approximately 58% of the state fell under these two categories. On a statewide basis, snowpack levels are more than twice their 20-year historical averages for this time of year and have already surpassed their historical average April 1st benchmark levels (April 1st has been used as a benchmark since 1941 by the California Department of Water Resources, as it is when the snowpack in California is generally the deepest). In addition, reservoirs across California have seen their water levels rise significantly. The state’s three largest reservoirs are currently at approximately 86% of their historical average, compared to just 53% just a few months ago.
However, despite the storms reducing the intensity of the drought, approximately one-third of California is still considered to be under “severe drought” conditions. In addition, most underground aquifers remain depleted, as the state does not have the infrastructure in place to allow the aquifers to fully benefit from such a massive rainfall to recharge. As such, groundwater pumping continues to be strained, due to both aquifers’ receding water lines and pumping restrictions pursuant to regulations under the Sustainable Groundwater Management Act (“SGMA”).
To date, none of our farms have suffered water shortages due to our wells not being able to reach the aquifers. We continue to seek out opportunities to provide additional sources of water to our farms, such as acquiring supplemental water banked at local water districts or by entering into separate agreements directly with water districts for surface water deliveries. In addition, we are also currently looking into capital improvements on certain of our farms, such as building pipelines to allow for surface water deliveries and building recharge basins on unplanted acres to capture stormwater and allow it to recharge the aquifers below.
Factors Impacting Agricultural Land Values in our Regions of Focus
Western U.S.
The agricultural real estate market in the western U.S. is largely driven by water availability, which is impacted by both environmental and regulatory conditions. Going into the winter of 2021-2022, the current drought caused major shortages of surface water deliveries, and the persistence of below-normal rainfall and snowpack levels in California into 2022 led to groundwater levels dropping so far as to significantly reduce groundwater well production in a number of areas throughout the state. From a regulatory perspective, while the winter of 2022-2023 is off to a very strong start, the capture of runoff from the storms has been extremely limited due to restrictions imposed by current management guidelines over potentially endangered species in the California water system. In addition, the impact of SGMA is affecting grower operations, as sustainable pumping levels are being identified, thus allowing operators to calculate or estimate their future groundwater access and plan (or scale back) accordingly.
From a land value perspective, a growing divide is occurring between farms that have adequate water and farms that are short on water. We are seeing land values in areas with strong water sources increase significantly, while values of farms in areas with more limited water sources are decreasing to price levels not seen in decades. Farmland with infrastructure in place to allow it to bring in more water or to store water is also generally experiencing increases in value. Expectations of future water availability are also causing a change in crop economics throughout the state.
The profitability of crops being grown is also driving agricultural land values. Most almond growers have had difficulties due to operating costs at all-time highs and almond prices dropping to levels not seen since the 1990s. As a result, the pace of new almond plantings has slowed dramatically, and older orchards are being removed at a quicker pace. Farmland growing pistachios have maintained their high values but have generally plateaued since last year’s run-up in land value. Crop yields for the 2022 harvest were mostly lower, which led to increased pricing for the 2022 marketing window, which runs through late 2023. In coastal California, strawberry production was down on a per-acre basis, and leafy greens experienced unprecedented crop failures due to disease. This lower production led to historically high crop prices, which more than offset the lower yields. As a result, growers were generally willing to pay slightly higher rents, causing land prices to trend slightly higher.
Southeastern U.S.
Values of farmland growing strawberries in Florida have been steadily increasing for the past several years, with several out-of-state growers expanding their operations to the central area of the state. Values of vegetable farms in Florida, which are often impacted by production from Mexico, continue to be stable. Overall, land values throughout the Southeastern U.S. continue to benefit from upward pricing pressure caused, in part, by the large influx of new people moving to the region, each year, particularly Florida and the Carolinas.
Portfolio Diversification
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 169 farms leased to 89 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the geographic locations (by state) of our farms owned and with leases in place as of December 31, 2022, 2021, and 2020 (dollars in thousands):

	As of and For the Year Ended December 31, 2022					As of and For the Year Ended December 31, 2021					As of and For the Year Ended December 31, 2020
State	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,844	30.1%	$61,118	68.5%	62	33,027	29.3%	$49,644	65.9%	55	25,197	24.9%	$31,536	55.3%
Florida	26	22,606	19.5%	14,537	16.3%	26	22,591	20.1%	13,675	18.2%	23	20,770	20.5%	13,342	23.4%
Washington	6	2,529	2.2%	3,401	3.8%	3	1,384	1.2%	2,384	3.2%	3	1,384	1.4%	531	1.0%
Colorado	12	32,773	28.3%	2,153	2.4%	12	32,773	29.1%	2,675	3.6%	12	32,773	32.4%	3,264	5.7%
Arizona	6	6,320	5.5%	2,100	2.4%	6	6,280	5.6%	1,951	2.6%	6	6,280	6.2%	4,739	8.3%
Nebraska	9	7,782	6.7%	1,712	1.9%	9	7,782	6.9%	1,588	2.1%	9	7,782	7.7%	1,556	2.7%
Oregon	6	898	0.8%	1,710	1.9%	5	726	0.6%	854	1.1%	3	418	0.4%	528	0.9%
Michigan	23	1,892	1.6%	786	0.9%	23	1,892	1.7%	1,040	1.4%	15	962	1.0%	723	1.3%
Maryland	6	987	0.8%	453	0.5%	6	987	0.9%	476	0.6%	4	759	0.8%	135	0.2%
Texas	1	3,667	3.2%	450	0.5%	1	3,667	3.3%	450	0.6%	1	3,667	3.6%	450	0.8%
South Carolina	3	597	0.5%	244	0.3%	3	597	0.5%	244	0.3%	3	597	0.6%	47	0.1%
Georgia	2	230	0.2%	224	0.3%	2	230	0.2%	31	—%	—	—	—%	—	—%
New Jersey	2	310	0.3%	145	0.2%	2	310	0.3%	150	0.2%	—	—	—%	—	—%
North Carolina	3	116	0.1%	129	0.1%	3	116	0.1%	75	0.1%	2	310	0.3%	153	0.3%
Delaware	1	180	0.2%	74	—%	1	180	0.2%	81	0.1%	1	180	0.2%	27	—%
TOTALS	169	115,731	100.0%	$89,236	100.0%	164	112,542	100.0%	$75,318	100.0%	137	101,079	100.0%	$57,031	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to directly pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 123 of our farms are leased on a pure, triple-net basis, 43 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), and 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, and insurance costs). Additionally, 35 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of December 31, 2022 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Year Ended December 31, 2022	% of Total Lease Revenues
2023	8	12,110	10.5%	$8,954	10.0%
2024	9	10,384	9.0%	7,187	8.1%
2025	12	14,450	12.5%	8,079	9.1%
2026	13	12,061	10.4%	5,304	5.9%
2027	5	6,755	5.8%	10,752	12.0%
Thereafter	57	59,252	51.2%	48,595	54.5%
Other(2)	9	719	0.6%	365	0.4%
Totals	113	115,731	100.0%	$89,236	100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Consists of ancillary leases (e.g., renewable energy leases; oil, gas, and mineral leases; telecommunications leases; etc.) with varying expirations on certain of our farms.
We currently have one agricultural lease scheduled to expire within the next six months on a farm in California. We are currently in negotiations with the existing tenant on the farm, as well as other potential tenants, and we anticipate being able to renew the lease at its current market rental rate without incurring any downtime on the farm. We currently anticipate the rental rates on this lease renewal to be flat to slightly higher compared to that of the existing lease. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity
Property Acquisitions
Since January 1, 2022, through the date of this filing, we completed the following acquisitions, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Farm Road(3)	Charlotte, FL	5/20/2022	15	0	Adjacent parcel	N/A	None	$54	$15	$—
County Road 35	Glenn, CA	6/16/2022	1,374	1	Olives for Olive Oil	14.5 years	1 (5 years)	24,500	55	1,714
Reagan Road(4)	Cochise, AZ	7/13/2022	40	0	Corn	12.5 years	None	120	17	39
North Columbia River Road(5)(7)	Franklin & Grant, WA	7/21/2022	1,145	3	Wine Grapes	8.4 years	None	30,320	146	2,296
Prunedale Road(6)(7)	Umatilla, OR	7/21/2022	172	1	Wine Grapes	10.4 years	None	7,008	36	286
Phelps Avenue(8)	Fresno, CA	12/29/2022	443	0	Open ground and water credits	5.0 years	1 (5 years)	3,100	72	25
			3,189	5				$65,102	$341	$4,360
(1)Includes approximately $27,000 of external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.
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
(6)In connection with the acquisition of this property, we also acquired an ownership interest in a related LLC, the sole purpose of which is to own and maintain an irrigation system providing water to this and other neighboring properties. Our acquired ownership, which equated to an 11.3% interest in the LLC, was valued at approximately $2.7 million at the time of acquisition and is included within Other assets, net on the accompanying Consolidated Balance Sheets. See Note 3, “Real Estate and Intangible Assets—Investments in Unconsolidated Entities,” within the accompanying notes to our consolidated financial statements for additional information on our aggregate ownership interest in this and other LLCs.

(7)These two properties were acquired as part of a single transaction. In connection with the acquisition of these vineyards, we committed to provide up to an aggregate amount of $2.2 million for certain irrigation and vineyard improvements on these farms, for which we will earn additional rent as the funds are disbursed by us.
(8)Represents the acquisition of three parcels of land adjacent to an existing farm that will initially be utilized for its water rights (including additional surface water rights and groundwater pumping rights) to be used on nearby farms. In addition, a portion of this acquisition was leased back to the seller.
Existing Properties
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since January 1, 2022, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)(4)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
AZ, CA, CO, FL, MI, & NE	23	31,317	$9,446	8	14 / 8 / 1	$9,094	5.4	5	11 / 12 / 0
(1)In connection with certain of these leases, we committed to provide capital for certain improvements on these farms. See Note 7, “Commitments and Contingencies—Operating Obligations,” within the accompanying notes to our consolidated financial statements for additional information on these and other commitments.
(2)Based on the minimum cash rental payments guaranteed under the applicable leases (presented on an annualized basis), as required under GAAP, and generally excludes contingent rental payments, such as participation rents.
(3)“NNN” refers to leases under triple-net lease arrangements, “NN” refers to leases under partial-net lease arrangements, and “N” refers to leases under single-net lease arrangements, in each case, as described above under “Leases—General.”
(4)Total annualized straight-line rent for new leases is net of aggregate one-time fixed payments of approximately $3.4 million we agreed to pay in connection with two leases to cover the majority of the operating expenses on the farms in exchange for adding a significant participation rent component into the leases.
Additionally, as of December 31, 2022, due to credit issues with two of our tenants, we determined that the full collectability of the remaining rental payments under the respective leases with these two tenants was not deemed to be probable. As such, during the three months ended December 31, 2022, we began recognizing lease revenues from the six leases with these two tenants (three on farms in California and three on farms in Michigan) on a cash basis. We are continuing to work with the current tenants and will seek to come to an agreement for the remaining rental payments, if possible. Such agreement, if one can be reached, may include placing these tenants on payment plans, deferring a portion of the rent owed to us, or agreeing to terminate the respective leases. In the event of a termination, we estimate that we would be able to find new tenants to lease each of these properties to at market rental rates within 1 to 12 months.
During the year ended December 31, 2022, we recorded aggregate lease revenues from these six leases of approximately $258,000 (including approximately $31,000 of participation rents), as compared to approximately $1.7 million (including approximately $121,000 of participation rents) and approximately $1.5 million (including approximately $221,000 of participation rents) during the years ended December 31, 2021 and 2020, respectively.
Financing Activity
Debt Activity
From January 1, 2022, through the date of this filing, we entered into the following loan agreements (dollars in thousands):

Lender	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Expected Effective Interest Rate(1)	Interest Rate Terms
Farmer Mac(2)	1/11/2022	$1,980	12/30/2030	20.0 years	3.31%	3.31%	Fixed throughout term
Northwest Farm Credit Services, FLCA	1/31/2022	1,442	2/1/2032	20.1 years	4.65%	3.40%	Fixed throughout term
Farmer Mac(2)	2/25/2022	1,710	12/30/2030	25.0 years	3.68%	3.68%	Fixed throughout term
Farm Credit of Central Florida, ACA	4/5/2022	4,800	2/1/2046	23.8 years	4.36%	2.89%	Fixed through 2/28/2027; variable thereafter
Total / Weighted-average		$9,932			4.08%	3.19%
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
(2)Bond issued under our facility with Federal Agricultural Mortgage Corporation (“Farmer Mac”).
In connection with securing the above borrowings, Gladstone Securities LLC (“Gladstone Securities”), an affiliate of ours, earned total financing fees of approximately $15,000.
In addition, from January 1, 2022, through the date of this filing, we repaid approximately $44.7 million of maturing loans. On a weighted-average basis, these borrowings bore interest at a stated rate of 4.14% and an effective interest rate (after interest patronage) of 3.09%.
MetLife Facility
On February 3, 2022, we amended our credit facility with Metropolitan Life Insurance Company (“MetLife”), which previously consisted of a $75.0 million long-term note payable (the “2020 MetLife Term Note”) and $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit,” and together with the 2020 MetLife Term Note, the “Prior MetLife Facility”). Pursuant to the amendment, our credit facility with MetLife now consists of the 2020 MetLife Term Note, the MetLife Lines of Credit, and a new $100.0 million long-term note payable (the “2022 MetLife Term Note,” and together with the 2020 MetLife Term Note and the MetLife Lines of Credit, the “Current MetLife Facility”).
The 2022 MetLife Term Note is scheduled to mature on January 5, 2032, and the interest rates on future disbursements under the 2022 MetLife Term Note will be based on the 10-year U.S. Treasury at the time of such disbursements, with the initial disbursement priced based on the 10-year U.S. Treasury plus a spread to be determined by the lender. In addition, through December 31, 2024, the 2022 MetLife Term Note is also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the 2022 MetLife Term Note). If the full commitment of $100.0 million is not utilized by December 31, 2024, MetLife has no obligation to disburse the remaining funds under the 2022 MetLife Term Note. All other material items of the Prior MetLife Facility remained unchanged.
As part of this amendment, we paid an origination fee of $250,000 to MetLife and a financing fee of $80,000 to Gladstone Securities. For information on the pertinent terms of the issuances under the Current MetLife Facility, refer to Note 4, “Borrowings—MetLife Facility,” within the accompanying notes to our condensed consolidated financial statements.
Farm Credit Notes Payable—Interest Patronage
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 13 different Farm Credit associations (collectively, “Farm Credit”). During the three months ended March 31, 2022, we recorded interest patronage of approximately $2.8 million related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2021, and during the three months ended September 30, 2022, we received approximately $113,000 of interest patronage, as certain Farm Credit associations paid a portion of the 2022 interest patronage (which relates to interest accrued during 2022 but is typically paid during the first half of 2023) early. 2021 interest patronage (which was recorded during the three months ended March 31, 2022) resulted in a 29.9% reduction (approximately 137 basis points) to the interest rates on such borrowings. For further discussion on interest patronage, refer to Note 4, “Borrowings—Farm Credit Notes Payable—Interest Patronage,” in the accompanying notes to our consolidated financial statements.
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
On August 24, 2022, we amended the Series C Offering to (i) reduce the amount of shares of the Series C Preferred Stock offered through the Primary Series C Offering to 10,200,000, (ii) reduce the amount of shares of the Series C Preferred Stock offered pursuant to the DRIP to 200,000, and (iii) reduce the duration of the period during which shares of the Series C Preferred Stock may be offered for sale through the Primary Series C Offering to the earlier of (a) December 31, 2022 (unless earlier terminated or extended by our Board of Directors) or (b) the date on which all 10,200,000 shares of the Series C Preferred Stock offered in the Primary Series C Offering were sold. The offering period for the DRIP will terminate on the earlier of (1) the issuance of all 200,000 shares of Series C Preferred Stock under the DRIP or (2) the listing of the Series C Preferred Stock on Nasdaq or another national securities exchange.

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
The following table summarizes the sales of our Series C Preferred Stock that occurred since January 1, 2022, through the date of this filing (dollars in thousands, except per-share amounts and footnotes):

Number of Shares Sold(1)	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(2)
6,701,987	$24.76	$165,941	$152,470
(1)Excludes share redemptions and shares issued pursuant to the DRIP. From January 1, 2022, through the date of this filing, we redeemed 38,995 shares and issued approximately 43,600 shares of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of underwriting discounts and selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $13.5 million.
The Primary Series C Offering terminated on December 31, 2022, with substantially all of the allotted 10,200,000 shares being sold. Exclusive of redemptions, the Primary Series C Offering resulted in total gross proceeds of approximately $252.6 million and net proceeds, after deducting Series C Selling Commissions, Series C Dealer-Manager Fees, and offering expenses payable by us, of approximately $230.5 million. In conjunction with the amendment of the Series C Offering, which reduced the number of shares of Series C Preferred Stock to be offered, during the year ended December 31, 2022, we expensed approximately $798,000 of unamortized deferred offering costs. These costs were recorded to Write-off of costs associated with the offering of Series C cumulative redeemable preferred stock on the accompanying Consolidated Statements of Operations and Comprehensive Income during the year ended December 31, 2022. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreements,” for a discussion of the commissions and fees paid to Gladstone Securities in connection with the Series C Offering.
There is currently no public market for shares of the Series C Preferred Stock; however, we intend to apply to list the Series C Preferred Stock on Nasdaq or another national securities exchange by December 31, 2023, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
Series E Preferred Stock
On November 9, 2022, we filed a prospectus supplement with the SEC for a continuous public offering (the “Series E Offering”) of up to 8,000,000 shares of our newly-designated 5.00% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”), on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreements,” for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series E Offering.
No sales of the Series E Preferred Stock occurred during the year ended December 31, 2022. The following table summarizes the sales of our Series E Preferred Stock that occurred subsequent to December 31, 2022, through the date of this filing (dollars in thousands, except per-share amounts and footnotes):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
34,600	$24.96	$864	$779
(1)Net of underwriting discounts and selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $85,000.
The Series E Offering will terminate on the date (the “Series E Termination Date”) that is the earlier of (i) December 31, 2025 (unless terminated or extended by our Board of Directors) and (ii) the date on which all 8,000,000 shares of Series E Preferred Stock offering in the Series E Offering are sold. There is currently no public market for shares of Series E Preferred Stock. The Company intends to apply to list the Series E Preferred Stock on Nasdaq or another national securities exchange within one calendar year of the Series E Termination Date; however, there can be no assurance that a listing will be achieved in such timeframe, or at all.
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

The following table summarizes the activity under the ATM Programs from January 1, 2022, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
1,503,969	$23.49	$35,325	$34,946
(1)Net of underwriter commissions.
LIBOR Transition
The majority of our debt is at fixed rates, and we currently have very limited exposure to variable-rate debt based upon the London Interbank Offered Rate (“LIBOR”), which is currently being phased out and is anticipated to be completely phased out by June 2023. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. SOFR was formally adopted by the Alternative Reference Rates Committee in July 2021. The current intent is to adjust the SOFR to minimize the differences between the interest that a borrower would be paying using LIBOR versus what it will be paying SOFR. We are currently monitoring the transition and cannot yet assess whether SOFR will become the standard rate for all of our variable-rate debt. Our lines of credit with MetLife and four term loans with Rabo AgriFinance LLC (which are effectively fixed through our entry into interest swap agreements) are currently indexed based on LIBOR, and we have begun discussions with the respective lenders to negotiate these agreements prior to the phase-out of LIBOR. Assuming that SOFR replaces LIBOR and is appropriately adjusted, we currently expect the transition to result in a minimal impact to our overall operations.
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
Critical Accounting Policies
The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies are provided in Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements, located elsewhere in this Form 10-K, and a summary of our critical accounting policies is below. We consider these policies to be critical because they involve estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations. There were no material changes in our critical accounting policies during the year ended December 31, 2022.
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
Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, and other of our acquisitions involve the acquisition of farmland that is already being operated as rental property, in which case we will typically assume the lease in place at the time of acquisition. We generally consider both types of acquisitions to be asset acquisitions under ASC 360, “Property Plant and Equipment,” which requires us to capitalize the transaction costs incurred in connection with the acquisition. ASC 360 further requires that the purchase price of real estate be allocated to (i) the tangible assets acquired and liabilities assumed, and, if applicable, (ii) any identifiable intangible assets and liabilities, by valuing the property as if it was vacant, based on management’s determination of the relative fair values of such assets and liabilities as of the date of acquisition.
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
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses with regard to the comparison between the years ended December 31, 2022 and 2021:
▪Same-property basis represents farms owned as of December 31, 2020, and were not vacant at any point during either period presented; and
▪Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2020. From January 1, 2021, through December 31, 2022, we acquired 32 new farms and did not have any farm dispositions.
We did not have any vacant or self-operated farms during either of the years ended December 31, 2022 or 2021.
A comparison of results of components comprising our operating income for the years ended December 31, 2022 and 2021 is below (dollars in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$81,423	$69,998	$11,425	16.3%
Variable lease payments – participation rents	7,703	5,219	2,484	47.6%
Variable lease payments – tenant reimbursements	110	101	9	8.9%
Total operating revenues	89,236	75,318	13,918	18.5%
Operating expenses:
Depreciation and amortization	35,366	27,183	8,183	30.1%
Property operating expenses	2,819	2,536	283	11.2%
Base management and incentive fees	11,532	10,230	1,302	12.7%
Administration fee	2,005	1,526	479	31.4%
General and administrative expenses	2,740	2,139	601	28.1%
Write-off of costs associated with offering of Series C cumulative redeemable preferred stock	853	—	853	NM
Total operating expenses	55,315	43,614	11,701	26.8%
Operating income	$33,921	$31,704	$2,217	7.0%
NM = Not Meaningful
Operating Revenues
Lease Revenues
The following table provides a summary of our lease revenues during the years ended December 31, 2022 and 2021 (dollars in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Same-property basis:
Fixed lease payments	$62,868	$64,212	$(1,344)	(2.1)%
Participation rents	6,351	4,589	1,762	38.4%
Total – Same-property basis	69,219	68,801	418	0.6%
Properties acquired or disposed of:
Fixed lease payments	18,555	5,786	12,769	220.7%
Participation rents	1,352	630	722	114.6%
Total – Properties acquired or disposed of	19,907	6,416	13,491	210.3%
Tenant reimbursements(1)	110	101	9	8.9%
Total Lease revenues	$89,236	$75,318	$13,918	18.5%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts were also recorded as property operating expenses during the respective periods.
Same-property Basis – 2022 compared to 2021
Lease revenues from fixed lease payments decreased primarily due to revenue from six leases (collectively leased to two separate tenants) being recognized on a cash basis during the year ended December 31, 2022, rather than a straight-line basis (as prescribed under GAAP) due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues. During the year ended December 31, 2022, we recognized aggregate fixed lease payments from these six leases of approximately $227,000, as compared to approximately $1.6 million during the prior year. See above under “—Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity” for further discussion on these leases. The decrease in lease revenues from fixed lease payments was also attributable to certain lease amendments and renewals executed, through which we decreased the fixed base rent component in exchange for either adding a participation rent component to the lease structure or reducing certain operating expenses for which the landlord was previously responsible. These decreases in fixed lease payments were partially offset by certain new leases, amendments, and renewals executed at higher rental rates and additional rents earned on capital improvements completed on certain of our farms.
The increase in participation rents was primarily driven by strong production (i.e., pounds per acre) on many of our pistachio farms coupled with continued strong demand for the crop, partially offset by weaker almond prices, as the almond market continued to be hampered with oversupply exacerbated by supply chain disruptions that occurred during the height of the COVID-19 pandemic.
Other – 2022 compared to 2021
Lease revenue from properties acquired or disposed of increased primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2020.
The fluctuations in tenant reimbursement revenue are primarily driven by payments made by certain tenants on our behalf (pursuant to the lease agreements) to unconsolidated entities of ours that convey water to the respective properties. As such, the timing of tenant reimbursement revenue fluctuates as payments are made by our tenants.
Operating Expenses
Depreciation and Amortization
Depreciation and amortization expense increased primarily due to additional depreciation and amortization expense incurred on new farms acquired subsequent to December 31, 2020, as well as an increase in depreciation associated with additional capital expenditures on certain of our farms. The increase was partially offset by a decrease attributable to asset dispositions on certain of our farms and the expiration of certain lease intangible amortization periods.
Property-operating Expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property-operating expenses recorded during the years ended December 31, 2022 and 2021 (dollars in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Same-property basis	$2,502	$2,352	$150	6.4%
Properties acquired or disposed of	209	84	125	148.8%
Tenant-reimbursed property operating expenses(1)	108	100	8	8.0%
Total Property operating expenses	$2,819	$2,536	$283	11.2%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.
Same-property Basis – 2022 compared to 2021
Property operating expenses increased primarily due to higher property tax expenses, as well as additional legal fees incurred in connection with protecting water rights on certain farms in California. This increase was partially offset by a decrease in costs associated with our limited obligation to reimburse one of our tenants for certain water usage in accordance with the lease terms during the prior-year period, which obligation expired on December 31, 2021.
Other – 2022 compared to 2021
Property operating expenses on properties acquired or disposed of increased primarily due to additional miscellaneous property-operating expenses incurred on certain of the new farms we acquired subsequent to December 31, 2020.
The fluctuations in tenant-reimbursed property operating expenses are primarily driven by miscellaneous property operating costs incurred by us in connection with our ownership interests in certain unconsolidated entities, for which our tenants are contractually obligated to reimburse us under the terms of the respective leases. Such expenses will fluctuate commensurate with the timing and amount of miscellaneous operating costs incurred by the underlying entities.
Related-Party Fees
The following table provides the calculations of the base management and incentive fees due to our Advisor pursuant to the Prior Advisory Agreement (which was in effect from January 1, 2020, through June 30, 2021) and the Current Advisory Agreement (which has been in effect since July 1, 2021) for the years ended December 31, 2022 and 2021 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

	Quarters Ended				Year to Date
	March 31	June 30	September 30	December 31
FY 2022 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,357,800	$1,361,757	$1,390,646	$1,427,482
Quarterly rate	0.150%	0.150%	0.150%	0.150%
Base management fee(3)	$2,037	$2,043	$2,086	$2,141	$8,307

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$378,299	$381,201	$364,955	$361,186

First hurdle quarterly rate	1.750%	1.750%	1.750%	1.750%
First hurdle threshold	$6,620	$6,671	$6,387	$6,321

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$8,275	$8,339	$7,983	$7,901

Pre-Incentive Fee FFO(1)	$7,751	$4,819	$6,892	$7,944

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$1,131	$—	$505	$1,580
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—	—	9
Total Incentive fee(3)	$1,131	$—	$505	$1,589	$3,225

Total fees due to Adviser, net	$3,168	$2,043	$2,591	$3,730	$11,532

FY 2021 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,095,439	$1,101,071	$1,165,366	$1,223,935
Quarterly rate	0.125%	0.125%	0.150%	0.150%
Base management fee(3)	$1,370	$1,376	$1,748	$1,835	$6,329

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$228,161	$248,501	$304,164	$334,912

First hurdle quarterly rate	1.750%	1.750%	1.750%	1.750%
First hurdle threshold	$3,993	$4,349	$5,323	$5,861

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$4,991	$5,436	$6,654	$7,326

Pre-Incentive Fee FFO(1)	$5,810	$3,867	$6,268	$8,968

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$998	$—	$945	$1,466
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	164	—	—	328
Total Incentive fee(3)	$1,162	$—	$945	$1,794	$3,901

Total fees due to Adviser, net	$2,532	$1,376	$2,693	$3,629	$10,230
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
Our Adviser earned incentive fees during each of the years ended December 31, 2022 and 2021 due to our Pre-Incentive Fee FFO (as defined in the Advisory Agreements) exceeding the required hurdle rate of the applicable equity base during each of the first, third, and fourth quarters of fiscal years 2022 and 2021.
The administration fee paid to our Administrator increased primarily due to hiring additional personnel and us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased during the year ended December 31, 2022, primarily due to an increase in professional fees (driven by higher audit fees and appraisal costs) and an increase in acquisition-related costs for investments no longer being pursued.
During the year ended December 31, 2022, we wrote off approximately $853,000 of costs (including approximately $798,000 of unamortized deferred offering costs) related to the Series C Offering due to an amendment that reduced the number of shares of Series C Preferred Stock to be offered. See Note 8, “Equity - Equity Issuances - Series C Preferred Stock,” in the accompanying notes to our condensed consolidated financial statements for additional discussion of the amendment of the Series C Offering.
A comparison of results of other components contributing to net loss attributable to common stockholders for the years ended December 31, 2022 and 2021 is below (dollars in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Operating income	$33,921	$31,704	$2,217	7.0%
Other income (expense)
Other income	3,441	2,291	1,150	50.2%
Interest expense	(25,738)	(24,883)	(855)	3.4%
Dividends declared on Series A and Series D Term Preferred Stock	(3,019)	(3,068)	49	(1.6)%
Loss on dispositions of real estate assets, net	(3,760)	(2,537)	(1,223)	48.2%
Property and casualty (loss) recovery, net	(56)	68	(124)	(182.4)%
Loss from investments in unconsolidated entities	(73)	(61)	(12)	19.7%
Total other expense, net	(29,205)	(28,190)	(1,015)	3.6%
Net income	4,716	3,514	1,202	34.2%
Net income attributable to non-controlling interests	(8)	(19)	11	(57.9)%
Net income attributable to the Company	4,708	3,495	1,213	34.7%
Aggregate dividends declared on and charges related to extinguishment of Series B and Series C cumulative redeemable preferred stock	(19,718)	(12,258)	(7,460)	60.9%
Net loss attributable to common stockholders	$(15,010)	$(8,763)	$(6,247)	71.3%
Other Income (Expense)
Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our consolidated financial statements) and interest earned on short-term investments, increased primarily driven by additional interest patronage received from Farm Credit (primarily due to increased borrowings from Farm Credit) and higher interest rates earned on short-term investments.
During the three months ended March 31, 2022, we recorded approximately $2.8 million of interest patronage from Farm Credit related to interest accrued during 2021, and during the three months ended September 30, 2022, we received approximately $113,000 of interest patronage, as certain Farm Credit associations paid a portion of the 2022 interest patronage (which relates to interest accrued during 2022 but is typically paid during the first half of 2023) early. In the aggregate, we recorded approximately $2.9 million of interest patronage from Farm Credit during the year ended December 31, 2022, as compared to approximately $2.2 million of interest patronage recorded during the prior-year period. 2021 interest patronage (which was recorded during the three months ended March 31, 2022), resulted in a 29.9% reduction (approximately 137 basis points) to the interest rate of such borrowings.
Interest expense increased primarily due to increased overall borrowings. The weighted- average principal balance of our aggregate borrowings (excluding our Series A Term Preferred Stock and Series D Term Preferred Stock) outstanding for the year ended December 31, 2022, was approximately $654.7 million, as compared to approximately $637.6 million for the prior-year period. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the overall effective interest rate charged on our aggregate borrowings was 3.77% and 3.72% for the years ended December 31, 2022 and 2021, respectively.
Losses on dispositions of real estate assets related to the disposals of certain irrigation and other improvements on certain of our farms.
The net property and casualty (loss) recovery related to net expenses incurred and insurance recoveries received for certain improvements that were damaged due to natural disasters.
The aggregate dividends paid on our Series B Preferred Stock and Series C Preferred Stock increased due to additional shares issued and outstanding during the current year.
Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020
A comparison of our operating results for the years ended December 31, 2021 and 2020 was included in our Annual Report on Form 10-K for the year ended December 31, 2021, beginning on page 43 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission, or SEC, on February 22, 2022.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the Current MetLife Facility), and issuances of additional equity securities. Our current available liquidity is approximately $206.4 million, consisting of approximately $56.7 million in cash on hand and, based on the current level of collateral pledged, approximately $149.7 million of availability under the Current MetLife Facility (subject to compliance with covenants) and other undrawn notes or bonds. In addition, we currently have certain properties valued at a total of approximately $92.1 million that are unencumbered and eligible to be pledged as collateral.
Over 99.8% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate (after interest patronage) of 3.26% for another 4.9 years. In addition, the weighted-average remaining term of our notes and bonds payable is approximately 9.4 years. As such, with respect to our current borrowings, we have experienced minimal impact from the recent increases in interest rates, and we believe we are well-protected against any future interest rate increases. Despite ongoing volatility in the markets, based on discussions with our lenders, we do not believe there will be a credit freeze on agricultural lending in the near term. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near- and long-term debt obligations and operating expenses.
Future Capital Needs
Our short- and long-term liquidity requirements consist primarily of making principal and interest payments on outstanding borrowings; funding our general operating costs; making dividend payments on our Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, and Series E Preferred Stock; making distributions to stockholders (including non-controlling OP Unitholders, if any) to maintain our qualification as a REIT; and, as capital is available, funding capital improvements on existing farms and new farmland and farm-related acquisitions consistent with our investment strategy.
In the near term, we believe that our current and short-term cash resources will be sufficient to service our debt; fund our current operating costs; pay dividends on our Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, and Series E Preferred Stock; and fund our distributions to stockholders (including non-controlling OP Unitholders). We expect to meet our long-term liquidity requirements through various sources of capital, including long-term mortgage indebtedness and bond issuances, future equity issuances (including, but not limited to, shares of our Series E Preferred Stock,

OP Units through our Operating Partnership as consideration for future acquisitions, and shares of common stock through our ATM Program), and other secured and unsecured borrowings.
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
Operating Commitments and Obligations
See Note 7, “Commitments and Contingencies,” in the accompanying notes to our consolidated financial statements for additional discussion around certain operating and ground lease obligations.
Cash Flow Resources
The following table summarizes total net cash flows for operating, investing, and financing activities for the years ended December 31, 2022 and 2021 (dollars in thousands):

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Net change in cash from:
Operating activities	$43,788	$32,377	$11,411	35.2%
Investing activities	(85,484)	(295,001)	209,517	71.0%
Financing activities	86,129	270,114	(183,985)	(68.1)%
Net change in Cash and cash equivalents	$44,433	$7,490	$36,943	493.2%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased primarily due to additional rental payments received from tenants and interest patronage received from Farm Credit, partially offset by an increase in fees paid to our Advisor and increases in the amount of interest payments made.
Investing Activities
The decrease in cash used in investing activities was primarily due to a decrease in aggregate cash paid for acquisitions of new farms, partially offset by an increase in the amount of cash paid for capital improvements on existing farms during the current year.
Financing Activities
The decrease in cash provided by financing activities was primarily due to a decrease in aggregate net borrowings of approximately $85.7 million, the issuance of our Series D Term Preferred Stock in the first quarter of 2021 (which, after voluntarily redeeming our Series A Term Preferred Stock in full, resulted in net cash proceeds of approximately $31.6 million), a decrease in aggregate net cash proceeds received from equity offerings (including our common stock and the Series C Preferred Stock) of approximately $52.4 million, and an increase in aggregate distributions paid on our preferred stock (including our Series B Preferred Stock and our Series C Preferred Stock) and common stock of approximately $7.7 million. In addition, during the year ended December 31, 2022, we paid approximately $7.7 million to redeem 204,778 OP Units.
Debt Capital
MetLife Facility
The Current MetLife Facility currently consists of an aggregate of $75.0 million of revolving equity lines of credit and an aggregate of $175.0 million of term notes. We currently have $100,000 outstanding under the lines of credit and $36.9 million outstanding on the term notes. While $213.0 million of the full commitment amount under the Current MetLife Facility remains undrawn, based on the current level of collateral pledged, we currently have approximately $110.3 million of availability under the Current MetLife Facility. The draw period for both term notes expires on December 31, 2024, after which MetLife has no obligation to disburse any additional undrawn funds under the term notes.
Farmer Mac Facility
Our agreement with Farmer Mac provides for bond issuances up to an aggregate amount of $225.0 million (the “Farmer Mac Facility”) by May 31, 2023, after which, Farmer Mac has no obligation to purchase additional bonds under this facility. To date, we have issued aggregate bonds of approximately $100.1 million under the Farmer Mac Facility.
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
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2022 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series C Preferred Stock(2)	6,701,987	$24.76	$165,941	$152,470
Series E Preferred Stock	34,600	24.96	864	779
Common Stock – ATM Program	1,503,969	23.49	35,325	34,946
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).
(2)Excludes share redemptions and shares issued pursuant to the DRIP.
Our Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our consolidated financial statements) permits us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $253.8 million of Series C Preferred Stock (including $1.2 million issued pursuant to the DRIP), $60.4 million of Series D Term Preferred Stock, $864,000 of Series E Preferred Stock, and $280.9 million of common stock (including common stock issued to redeem OP Units) under the Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of December 31, 2022 , we did not have any off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the years ended December 31, 2022, 2021, and 2020 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Years Ended December 31,
	2022	2021	2020
Net income	$4,716	$3,514	$4,955
Less: Aggregate dividends declared on and charges related to extinguishment of Series B Preferred Stock and Series C Preferred Stock(1)	(19,718)	(12,258)	(9,322)
Net loss attributable to common stockholders and non-controlling OP Unitholders	(15,002)	(8,744)	(4,367)
Plus: Real estate and intangible depreciation and amortization	35,366	27,183	16,655
Plus: Losses on dispositions of real estate assets, net	3,760	2,537	2,180
Adjustments for unconsolidated entities(2)	57	36	18
FFO available to common stockholders and non-controlling OP Unitholders	24,181	21,012	14,486
Plus: Acquisition- and disposition-related expenses	438	355	210
Plus (less): Other nonrecurring charges (receipts), net(3)	1,023	(12)	159
CFFO available to common stockholders and non-controlling OP Unitholders	25,642	21,355	14,855
Net rent adjustments	(2,835)	(2,371)	(1,305)
Plus: Amortization of debt issuance costs	1,085	1,172	756
Plus: Other non-cash charges, net(4)	907	246	40
AFFO available to common stockholders and non-controlling OP Unitholders	$24,799	$20,402	$14,346

Weighted-average common stock outstanding—basic and diluted	34,563,460	30,357,268	22,258,121
Weighted-average common non-controlling OP Units outstanding	61,714	166,067	131,745
Weighted-average total common shares outstanding	34,625,174	30,523,335	22,389,866

Diluted FFO per weighted-average total common share	$0.70	$0.69	$0.65
Diluted CFFO per weighted-average total common share	$0.74	$0.70	$0.66
Diluted AFFO per weighted-average total common share	$0.72	$0.67	$0.64

Distributions declared per total common share	$0.55	$0.54	$0.54
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
(3)Consists primarily of (i) costs related to the reduction in size of the Series C Offering that were expensed during the year ended December 31, 2022, (ii) net property and casualty losses (recoveries) recorded and the cost of related repairs expensed as a result of damage caused to certain improvements by natural disasters on certain of our farms, (iii) one-time listing fees related to our Series D Term Preferred Stock, (iv) certain one-time costs related to the early redemption of our Series A Term Preferred Stock, and (v) for 2020 only, the write-off of certain unallocated costs related to a prior universal registration statement and costs expensed during the year related to an aborted offering.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of December 31, 2022, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Acre-feet of Water	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	5	3,134	2,707	—	$64,026	$64,928	4.1%
Internal Valuation	3	6,189	4,730	—	20,438	36,000	2.3%
Third-party Appraisal(2)	161	106,408	88,701	45,000	1,286,100	1,467,344	93.6%
Total	169	115,731	96,138	45,000	$1,370,564	$1,568,272	100.0%
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.

(2)Appraisals performed between March 2022 and December 2022.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of December 31, 2022, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$707 – $123,280	$34,921	$5,512 – $5,512	$5,512
Market NOI (per farmable acre)	$25 – $4,215	$2,078	N/A	N/A
Market Capitalization Rate	3.75% – 10.50%	5.40%	N/A	N/A
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of December 31, 2022, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended December 31, 2022, from the prior value basis as of September 30, 2022, is provided in the table below (dollars in thousands):

Total portfolio fair value as of September 30, 2022		$1,556,028
Plus: Acquisitions of new farms during the three months ended December 31, 2022		3,100
Plus net value appreciation during the three months ended December 31, 2022:
Farms valued via third-party appraisals	$9,144
Total net appreciation for the three months ended December 31, 2022		9,144
Total portfolio fair value as of December 31, 2022		$1,568,272
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of December 31, 2022, was approximately $569.1 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $629.9 million. The fair values of our Series B Preferred Stock and Series D Term Preferred Stock were determined using the closing stock prices as of December 31, 2022, of $23.51 per share and $23.41 per share, respectively. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series C Preferred Stock to be $25.00 per share as of December 31, 2022 (see Exhibit 99.1 to this Form 10-K).
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
As of December 31, 2022, we estimate the NAV per common share to be $17.08. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$731,362
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(1,370,564)
Plus: estimated fair value of real estate holdings(2)	1,568,272
Net fair value adjustment for real estate holdings		197,708
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	690,229
Less: fair value of aggregate long-term indebtedness(3)(4)	(625,675)
Net fair value adjustment for long-term indebtedness		64,554
Estimated NAV		$993,624
Less: aggregate fair value of Series B Preferred Stock and Series C Preferred Stock(5)		(394,811)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$598,813
Total common shares and non-controlling OP Units outstanding		35,050,397
Estimated NAV per common share and non-controlling OP Unit		$17.08
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.
(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series D Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series D Term Preferred Stock was valued based on its closing stock price as of December 31, 2022.
(5)The Series B Preferred Stock was valued based on its closing stock price as of December 31, 2022, while the Series C Preferred Stock was valued at its liquidation value, as discussed above.
A quarterly rollforward in the estimated NAV per common share and OP Unit for the three months ended December 31, 2022, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of September 30, 2022		$16.56
Less net loss attributable to common stockholders and non-controlling OP Unitholders		(0.14)
Adjustments for net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.36
Net change in unrealized fair value of long-term indebtedness	0.05
Net change in valuations		0.41
Less distributions on common stock and non-controlling OP Units		(0.14)
Plus net accretive effect of equity issuances		0.39
Estimated NAV per common share and non-controlling OP Unit as of December 31, 2022		$17.08
(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) an increase of $0.26 per share due to the net appreciation in value of the farms that were valued during the three months ended December 31, 2022, (ii) an increase of $0.27 per share due to the aggregate depreciation and amortization expense recorded during the three months ended December 31, 2022, and (iii) a decrease of $0.17 per share due to net asset dispositions or capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $17.08 as of December 31, 2022, based on the calculation above, the closing price of our common stock on December 31, 2022, was $18.35 per share.
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
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market-sensitive instruments. The primary market risk that we believe we are and will be exposed to is interest rate risk. Certain of our existing leases contain escalations based on market indices, such as the consumer price index (“CPI”), and while very little of our existing borrowings are subject to variable interest rates, the interest rates on the majority of our fixed-rate borrowings are fixed for a finite period before converting to variable rate. Although we seek to mitigate this risk by structuring certain provisions into many of our leases, such as escalation clauses or adjusting the rent to prevailing market rents at various intervals, these features do not eliminate this risk.
Currently, over 99.8% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate (after interest patronage) of 3.26% for another 4.9 years. As such, with respect to our current borrowings, we believe fluctuations in interest rates would have a minimal impact on our net income. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. As of December 31, 2022, the fair value of our fixed-rate borrowings outstanding (excluding our Series D Term Preferred Stock) was approximately $569.1 million. If market interest rates had been one percentage point lower or higher than those rates in place as of December 31, 2022, the fair value of our fixed-rate borrowings would have increased or decreased by approximately $19.8 million or $18.7 million, respectively.
In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of additional borrowings used to maintain liquidity and fund expansion of our farmland investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or, in limited cases, at variable rates with the lowest margins available and, where available, with the ability to convert to fixed rates in the future. We may also enter into derivative financial instruments, such as interest rate swaps and caps, to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.
In addition to changes in interest rates, the fair value of our farmland portfolio is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of our tenants. Materially adverse changes in the fair value of our real estate may affect our ability to refinance our debt, if necessary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets, provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
February 21, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Gladstone Land Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Gladstone Land Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Purchase Price Allocations for Real Estate Acquisitions – Land Valued Using a Sales Comparison Approach
As described in Notes 2 and 3 to the consolidated financial statements, during 2022 the Company completed six real estate acquisitions consisting of five farms for a total purchase price of $65 million, which consisted of $30 million of land. Management allocates the purchase price of real estate to (i) the tangible assets acquired and liabilities assumed, consisting primarily of land, improvements (including irrigation and drainage systems), permanent plantings, and farm-related facilities and, if applicable, (ii) any identifiable intangible assets and liabilities, which primarily consist of the values of above and below-market leases, in-place lease values, lease origination costs, and tenant relationships, based in each case on their fair values. Management’s estimates of fair value are made using methods such as a sales comparison approach, a cost approach, and either an income capitalization approach or discounted cash flow analysis.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to land valued using a sales comparison approach. These procedures also included, among others (i) reading the purchase agreements; (ii) testing management’s process for developing the estimated fair value of the land; (iii) testing the completeness and accuracy of data used by management in estimating the fair value of the land; (iv) evaluating the appropriateness of the sales comparison approach; and (v) evaluating the reasonableness of the comparable sales used in the sales comparison approach. Evaluating the reasonableness of the comparable sales involved evaluating whether the comparable sales used by management were reasonable considering the consistency with (i) external market and industry data, (ii) previous real estate acquisitions, and (iii) evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Washington, DC
February 21, 2023
We have served as the Company’s auditor since 2005.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per-share data)

	December 31, 2022	December 31, 2021
ASSETS
Real estate, at cost	$1,432,394	$1,357,800
Less: accumulated depreciation	(106,966)	(74,002)
Total real estate, net	1,325,428	1,283,798
Lease intangibles, net	5,702	4,456
Cash and cash equivalents	61,141	16,708
Other assets, net	64,980	46,588
TOTAL ASSETS	$1,457,251	$1,351,550

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	626,400	667,882
Series D cumulative term preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of December 31, 2022, and December 31, 2021	59,107	58,696
Accounts payable and accrued expenses	16,266	10,874
Due to related parties, net	4,370	4,224
Other liabilities, net	19,646	20,708
Total Liabilities	725,889	762,484
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value; $25.00 per share liquidation preference; 6,456,065 shares authorized, 5,956,065 shares issued and outstanding as of December 31, 2022 and 2021	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,951,347 shares authorized, 10,191,353 shares issued and outstanding as of December 31, 2022; 25,989,942 shares authorized, 3,493,333 shares issued and outstanding as of December 31, 2021	10	3
Series E cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 16,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022; 0 shares authorized, issued, and outstanding as of December 31, 2021	—	—
Common stock, $0.001 par value; 47,992,588 shares authorized, 35,050,397 shares issued and outstanding as of December 31, 2022; 63,953,993 shares authorized, 34,210,013 shares issued and outstanding as of December 31, 2021	35	34
Additional paid-in capital	836,674	668,275
Distributions in excess of accumulated earnings	(114,370)	(80,467)
Accumulated other comprehensive income (loss)	9,007	(1,036)
Total stockholders’ equity	731,362	586,815
Non-controlling interests in Operating Partnership	—	2,251
Total equity	731,362	589,066
TOTAL LIABILITIES AND EQUITY	$1,457,251	$1,351,550

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)

	For the Years Ended December 31,
	2022	2021	2020
OPERATING REVENUES:
Lease revenue, net	$89,236	$75,318	$57,031
Total operating revenues	89,236	75,318	57,031
OPERATING EXPENSES:
Depreciation and amortization	35,366	27,183	16,655
Property operating expenses	2,819	2,536	1,848
Base management fee	8,307	6,329	4,289
Incentive fee	3,225	3,901	3,038
Administration fee	2,005	1,526	1,448
General and administrative expenses	2,740	2,139	2,102
Write-off of costs associated with offering of Series C cumulative redeemable preferred stock	853	—	—
Total operating expenses	55,315	43,614	29,380
OTHER INCOME (EXPENSE):
Other income	3,441	2,291	1,872
Interest expense	(25,738)	(24,883)	(20,621)
Dividends declared on Series A and Series D cumulative term preferred stock	(3,019)	(3,068)	(1,833)
Loss on dispositions of real estate assets, net	(3,760)	(2,537)	(2,180)
Property and casualty (loss) recovery, net	(56)	68	70
Loss from investments in unconsolidated entities	(73)	(61)	(4)
Total other expense, net	(29,205)	(28,190)	(22,696)
NET INCOME	4,716	3,514	4,955
Net income attributable to non-controlling interests	(8)	(19)	(29)
NET INCOME ATTRIBUTABLE TO THE COMPANY	4,708	3,495	4,926
Dividends declared on Series B and Series C cumulative redeemable preferred stock	(19,693)	(12,235)	(9,278)
Loss on extinguishment of Series B and Series C cumulative redeemable preferred stock	(25)	(23)	(44)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,010)	$(8,763)	$(4,396)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.43)	$(0.29)	$(0.20)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	34,563,460	30,357,268	22,258,121

COMPREHENSIVE INCOME:
Net income attributable to the Company	$4,708	$3,495	$4,926
Change in fair value related to interest rate hedging instruments	10,043	464	(1,110)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$14,751	$3,959	$3,816

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2019	4,755,869	$5	—	$—	—	$—	20,936,658	$21	$315,770	$(38,785)	$(390)	$276,621	$2,349	$278,970
Issuance of Series B Preferred Stock, net	1,229,531	1	—	—	—	—	—	—	27,049	—	—	27,050	—	27,050
Redemptions of Series B Preferred Stock	(29,355)	—	—	—	—	—	—	—	(637)	(44)	—	(681)	—	(681)
Issuance of Series C Preferred Stock, net	—	—	1,088,573	1	—	—	—	—	24,715	—	—	24,716	—	24,716
Redemptions of Series C Preferred Stock	—	—	(138)	—	—	—	—	—	(3)	—	—	(3)	—	(3)
Redemptions of OP Units	—	—	—	—	—	—	288,304	—	4,383	—	—	4,383	(4,383)	—
Issuance of common stock, net	—	—	—	—	—	—	4,994,057	5	71,267	—	—	71,272	—	71,272
Net income	—	—	—	—	—	—	—	—	—	4,926	—	4,926	29	4,955
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	—	—	(9,278)	—	(9,278)	—	(9,278)
Distributions—OP units and common stock	—	—	—	—	—	—	—	—	—	(12,032)	—	(12,032)	(69)	(12,101)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	(1,110)	(1,110)	—	(1,110)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	(2,074)	—	—	(2,074)	2,074	—
Balance at December 31, 2020	5,956,065	$6	1,088,435	$1	—	$—	26,219,019	$26	$440,470	$(55,213)	$(1,500)	$383,790	$—	$383,790
Issuance of Series C Preferred Stock, net	—	—	2,414,818	2	—	—	—	—	54,897	—	—	54,899	—	54,899
Redemptions of Series C Preferred Stock	—	—	(9,920)	—	—	—	—	—	(225)	(23)	—	(248)	—	(248)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	—	—	3,970	3,970
Issuance of common stock, net	—	—	—	—	—	—	7,990,994	8	171,487	—	—	171,495	—	171,495
Net income	—	—	—	—	—	—	—	—	—	3,495	—	3,495	19	3,514
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	—	—	(12,235)	—	(12,235)	—	(12,235)
Distributions—OP units and common stock	—	—	—	—	—	—	—	—	—	(16,491)	—	(16,491)	(92)	(16,583)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	464	464	—	464
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	1,646	—	—	1,646	(1,646)	—
Balance at December 31, 2021	5,956,065	$6	3,493,333	$3	—	$—	34,210,013	$34	$668,275	$(80,467)	$(1,036)	$586,815	$2,251	$589,066
The accompanying notes are an integral part of these consolidated financial statements

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except share data)

	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2021	5,956,065	$6	3,493,333	$3	—	$—	34,210,013	$34	$668,275	$(80,467)	$(1,036)	$586,815	$2,251	$589,066
Issuance of Series C Preferred Stock, net	—	—	6,736,615	7	—	—	—	—	152,732	—	—	152,739	—	152,739
Redemptions of Series C Preferred Stock	—	—	(38,595)	—	—	—	—	—	(876)	(25)	—	(901)	—	(901)
Redemptions of OP Units	—	—	—	—	—	—	—	—	(3,700)	—	—	(3,700)	(3,970)	(7,670)
Issuance of common stock, net	—	—	—	—	—	—	840,384	1	21,981	—	—	21,982	—	21,982
Net income	—	—	—	—	—	—	—	—	—	4,708	—	4,708	8	4,716
Dividends—Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	—	—	—	—	—	(19,693)	—	(19,693)	—	(19,693)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(18,893)	—	(18,893)	(27)	(18,920)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	10,043	10,043	—	10,043
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	(1,738)	—	—	(1,738)	1,738	—
Balance at December 31, 2022	5,956,065	$6	10,191,353	$10	—	$—	35,050,397	$35	$836,674	$(114,370)	$9,007	$731,362	$—	$731,362

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,716	$3,514	$4,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,366	27,183	16,655
Amortization of debt issuance costs	1,085	1,172	756
Amortization of deferred rent assets and liabilities, net	(482)	(581)	(215)
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	90	122	47
Loss from investments in unconsolidated entities	73	61	4
Bad debt expense	83	13	17
Write-off of unamortized deferred offering costs associated with cumulative redeemable preferred stock (Series C)	798	—	—
Loss on dispositions of real estate assets, net	3,760	2,537	2,180
Property and casualty loss (recovery), net	56	(68)	(70)
Changes in operating assets and liabilities:
Other assets, net	(7,487)	(5,939)	(1,779)
Accounts payable and accrued expenses and Due to related parties, net	5,678	1,905	(744)
Other liabilities, net	52	2,458	3,196
Net cash provided by operating activities	43,788	32,377	25,002
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	(62,055)	(286,827)	(255,948)
Capital expenditures on existing real estate assets	(20,126)	(6,120)	(16,510)
Contributions to unconsolidated real estate entities	(2,749)	(2,054)	(573)
Proceeds from dispositions of real estate assets	—	—	342
Insurance proceeds received capitalized as real estate additions	—	—	68
Deposits on prospective real estate acquisitions and investments	(554)	—	(280)
Net cash used in investing activities	(85,484)	(295,001)	(272,901)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	—	—	22,300
Repayments of lines of credit	—	—	(22,300)
Borrowings from notes and bonds payable	9,932	67,907	156,053
Repayments of notes and bonds payable	(51,651)	(23,924)	(13,413)
Payments of financing fees	(948)	(2,717)	(1,172)
Proceeds from issuance of preferred and common equity	188,106	233,393	130,348
Offering costs	(13,751)	(6,660)	(6,620)
Redemption of cumulative term preferred stock (Series A)	—	(28,750)	—
Redemption of cumulative redeemable preferred stock (Series B and Series C)	(901)	(248)	(684)
Proceeds from issuance of cumulative term preferred stock (Series D)	—	60,375	—
Payments for redemptions of OP Units	(7,670)	—	—
Dividends paid on cumulative redeemable preferred stock (Series B and Series C)	(18,068)	(12,679)	(8,982)
Distributions paid to non-controlling common interests in Operating Partnership	(27)	(92)	(68)
Distributions paid on common stock	(18,893)	(16,491)	(12,033)
Net cash provided by financing activities	86,129	270,114	243,429
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,433	7,490	(4,470)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,708	9,218	13,688
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,141	$16,708	$9,218

The accompanying notes are an integral part of these consolidated financial statements.
GLADSTONE LAND CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid(1)	$25,259	$26,935	$22,501
NON-CASH INVESTING, AND FINANCING INFORMATION:
Issuance of non-controlling interests in Operating Partnership in conjunction with acquisitions	—	3,970	—
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	2,657	3,724	1,575
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	108	3	74
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	42	116	135
Unrealized (loss) gain related to interest rate hedging instrument	(9,007)	1,036	(1,500)
Dividends paid on Series C Preferred Stock via additional share issuances	788	185	6
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
Organization
We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of December 31, 2022, 2021, and 2020, the Company owned approximately 100.0%, 99.4%, and 100.0%, respectively, of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).

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

Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own all of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the tax years ended December 31, 2022, 2021, and 2020, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
All further references herein to “we,” “us,” “our,” and the “Company” refer, collectively, to Gladstone Land Corporation and its consolidated subsidiaries, except where indicated otherwise.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in accordance with U.S. generally-accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including the impact of extraordinary events, such as the COVID-19 pandemic, the results of which form the basis for making certain judgments. Actual results may materially differ from these estimates.
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

We expense costs of routine repairs and maintenance as such costs are incurred. We generally compute depreciation using the straight-line method over the shorter of the estimated useful life or 50 years for buildings, improvements, and permanent plantings, and the shorter of the estimated useful life or 5 to 20 years for equipment and fixtures.
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
We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of December 31, 2022 and 2021, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
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
Cash and Cash Equivalents
We consider cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. Our cash and cash equivalents as of December 31, 2022 and 2021 were held in the custody of one financial institution, and our balance at times may exceed federally-insurable limits. We did not have any restricted cash or restricted cash equivalents as of December 31, 2022 or 2021.
Debt Issuance Costs
Debt issuance costs consist of costs incurred to obtain debt financing, including legal fees, origination fees, and administrative fees. Costs associated with our long-term borrowings and term preferred stock securities required to be recorded net of the respective debt for GAAP purposes are deferred and amortized over the terms of the respective financings using the straight-line method, which approximates the effective interest method. In the case of our lines of credit, the straight-line method is used due to the revolving nature of the financing instrument. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense. In addition, in accordance with ASC 470, “Debt,” when a financing arrangement is amended so that the only material change is an increase in the borrowing capacity, the unamortized deferred financing costs from the prior arrangement is amortized over the term of the new arrangement. During the years ended December 31, 2022, 2021, and 2020 we recorded approximately $1.1 million, $1.2 million, and $756,000 respectively, of total amortization expense related to debt issuance costs.
Deferred Offering Costs
We account for offering costs in accordance with SEC Staff Accounting Bulletin Topic 5.A., which states that incremental offering costs directly attributable to a proposed or actual offering of securities may be deferred and charged against the gross proceeds of such offering. Accordingly, costs incurred related to our ongoing equity offerings are included in Other assets, net on the accompanying Consolidated Balance Sheets and are ratably applied to the cost of equity as the related securities are issued. If an equity offering is subsequently terminated, the remaining, unallocated portion of the related deferred offering costs are charged to expense in the period such offering is aborted and recorded on the accompanying Consolidated Statements of Operations and Comprehensive Income.
Other Assets and Other Liabilities
Other assets, net generally consists primarily of net deferred rent assets, rents receivable, deferred offering costs, prepaid expenses, deferred financing costs associated with our lines of credit, operating lease right-of-use assets, deposits on potential real estate acquisitions, the carrying value of five industrial generators used to provide temporary power for newly-drilled wells on certain of our farms, investments in long-term water assets (see Note 3, “Real Estate and Lease Intangibles—Investments in Water Assets,” for further discussion), net ownership interests in special-purpose LLCs (see “—Investments in Unconsolidated Entities” below for further discussion), and the fair value of interest rate swaps if market interest rates are above the fixed rate of the respective swap (see Note 4, “Borrowings—Interest Rate Swap Agreements,” for further discussion).
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
Non-controlling Interests
Non-controlling limited interests in our Operating Partnership are those OP Units not owned by us. We evaluate whether OP Units held by non-controlling OP Unitholders are subject to redemption features outside of our control. OP Units held by non-controlling OP Unitholders are redeemable at the option of the holder for cash or, at our election, shares of our common stock and thus are reported in the equity section of the Consolidated Balance Sheets but separate from stockholders’ equity. The amount reported for such non-controlling interests on the Consolidated Statements of Operations and Comprehensive Income represent the portion of income (loss) from the Operating Partnership not attributable to us. At the end of each reporting period, we determine the amount of equity (at book value) that is allocable to non-controlling interests based upon the respective ownership interests. To reflect such non-controlling interests’ equity interest in the Company, an adjustment is made to non-controlling interests, with a corresponding adjustment to paid-in capital, as reflected on the Consolidated Statements of Equity.
Lease Revenue
Lease revenue includes rents that each tenant pays in accordance with the terms of its respective lease, reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals, which we recognize on a straight-line basis. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount that would be recognized on a straight-line basis or (ii) cash that has been received from the tenant (including deferred revenue), with any receivable balances (including deferred rent receivables) charged as a direct write-off against lease revenue in the period of the change in the collectability determination. If the collectability determination for leases for which revenue is being recorded based on cash received from the tenant subsequently changes to being probable, we resume recognizing revenue, including deferred revenue, on a straight-line basis and recognize incremental revenue related to the reinstatement of cumulative deferred rent receivable and deferred revenue balances as if revenue had been recorded on a straight-line basis since the inception of the lease. As of December 31, 2022, six of our leases with two different tenants were recognized on a cash basis due to the full collectability of the remaining rental payments under the respective leases not being deemed probable. Certain other leases provide for additional rental payments that are based on a percentage of the gross crop revenues earned on the farm, which we refer to as participation rents. Such contingent revenue is generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. As a result, depending on the circumstances of each lease, certain participation rents may be recognized by us in the year the crop was harvested, while other participation rents may be recognized in the year following the harvest.
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
Tenant recovery revenue includes payments received from tenants as reimbursements for certain operating expenses, such as property taxes and insurance premiums. These expenses and their subsequent reimbursements are recognized under property operating expenses as incurred and lease revenue as earned, respectively, and are recorded in the same periods. We generally do not record any lease revenue or property operating expenses associated with costs paid directly by our tenants for net-leased properties.
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
We perform an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. As of December 31, 2022 and 2021, we had no provisions for uncertain tax positions. The prior three tax years remain open for an audit by the Internal Revenue Service.
Comprehensive Income
We record the effective portion of changes in the fair value of the interest rate swap agreements that qualify as cash flow hedges to accumulated other comprehensive income. For the years ended December 31, 2022, 2021, and 2020, we reconciled net income attributable to the Company to comprehensive income attributable to the Company on the accompanying Consolidated Statements of Operations and Comprehensive Income.
Segment Reporting
We manage our operations on an aggregated, single-segment basis for purposes of assessing performance and making operating decisions and, accordingly, have only one reporting and operating segment.
Recently-Issued Accounting Pronouncements
In December 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” to extend temporary relief provided by Topic 848 in accounting for (or recognizing the effects of) reference rate reform on financial reporting by two additional years, to December 31, 2024. ASU 2022-06 applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2022-06 became effective upon the date of issuance but did not have an impact on our consolidated financial statements for the year ended December 31, 2022, and is not expected to have a material impact on our consolidated financial statements going forward.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 169 farms we owned as of December 31, 2022 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,844	32,321	$868,539	$405,014
Florida	26	22,606	17,639	223,974	109,931
Washington	6	2,529	1,997	64,903	21,059
Arizona(6)	6	6,320	5,333	54,290	12,789
Colorado	12	32,773	25,577	46,429	27,935
Nebraska	9	7,782	7,050	30,815	12,118
Oregon(7)	6	898	736	29,445	11,705
Michigan	23	1,892	1,245	23,928	14,204
Texas	1	3,667	2,219	8,175	4,877
Maryland	6	987	863	8,098	4,467
South Carolina	3	597	447	3,632	2,193
Georgia	2	230	175	2,743	1,689
North Carolina	2	310	295	2,161	—
New Jersey	3	116	101	2,124	1,256
Delaware	1	180	140	1,308	717
Totals	169	115,731	96,138	$1,370,564	$629,954
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
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of December 31, 2022, this investment had a net carrying value of approximately $1.0 million and is included within Other assets, net on the accompanying Consolidated Balance Sheet.
(4)Includes five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. The ground sublease had a net cost basis of approximately $725,000 as of December 31, 2022 (included in Lease intangibles, net on the accompanying Consolidated Balance Sheets).
(5)Includes 45,000 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California. See “—Investments in Water Assets” below for additional information on this water.
(6)Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2025 and February 2032, respectively. In total, these two farms consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $710,000 as of December 31, 2022 (included in Lease intangibles, net on the accompanying Consolidated Balance Sheets).
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of December 31, 2022, this investment had a net carrying value of approximately $4.8 million and is included within Other assets, net on the accompanying Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Real estate:
Land and land improvements	$845,779	$812,830
Permanent plantings	358,249	331,969
Irrigation and drainage systems	165,438	153,688
Farm-related facilities	48,690	46,804
Other site improvements	14,238	12,509
Real estate, at cost	1,432,394	1,357,800
Accumulated depreciation	(106,966)	(74,002)
Real estate, net	$1,325,428	$1,283,798
Real estate depreciation expense on these tangible assets was approximately $34.3 million, $25.9 million and $14.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. December 31, 2022 and 2021, we recorded tenant improvements, net of accumulated depreciation, of approximately $3.0 million and $2.5 million, respectively. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $877,000, $406,000, and $304,000 during the years ended December 31, 2022, 2021, and 2020, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying value of certain lease intangible assets and the related accumulated amortization as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Lease intangibles:
Leasehold interest – land	$4,295	$4,295
In-place lease values	2,763	2,174
Leasing costs	3,088	1,808
Other(1)	133	130
Lease intangibles, at gross cost	10,279	8,407
Accumulated amortization	(4,577)	(3,951)
Lease intangibles, net	$5,702	$4,456
(1)Other consists primarily of acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $1.0 million, $1.3 million, and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022		December 31, 2021
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$4,702	$(585)	$65	$(12)
Below-market lease values and other deferred revenues(2)	(2,010)	518	(2,010)	340
	$2,692	$(67)	$(1,945)	$328
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
Total amortization related to above-market lease values and lease incentives was approximately $573,000, $48,000 and $203,000 for the years ended December 31, 2022, 2021, and 2020, respectively. Total accretion related to below-market lease values and other deferred revenues was approximately $178,000, $224,000 and $113,000 for the years ended December 31, 2022, 2021, and 2020, respectively.
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

Period		Estimated Amortization Expense	Estimated Net Increase (Decrease) to Lease Revenue
For the fiscal years ending December 31:	2023	$764	$(612)
	2024	707	(612)
	2025	621	(394)
	2026	536	(323)
	2027	535	(322)
	Thereafter	2,539	(362)
		$5,702	$(2,625)
Acquisitions

2022 Acquisitions
During the year ended December 31, 2022, we completed the following acquisitions, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Farm Road(3)	Charlotte, FL	5/20/2022	15	0	Adjacent parcel	N/A	None	$54	$15	$—
County Road 35	Glenn, CA	6/16/2022	1,374	1	Olives for Olive Oil	14.5 years	1 (5 years)	24,500	55	1,714
Reagan Road(4)	Cochise, AZ	7/13/2022	40	0	Corn	12.5 years	None	120	17	39
North Columbia River Road(5)(7)	Franklin & Grant, WA	7/21/2022	1,145	3	Wine Grapes	8.4 years	None	30,320	146	2,296
Prunedale Road(6)(7)	Umatilla, OR	7/21/2022	172	1	Wine Grapes	10.4 years	None	7,008	36	286
Phelps Avenue(8)	Fresno, CA	12/29/2022	443	0	Open ground and water credits	5.0 years	1 (5 years)	3,100	72	25
			3,189	5				$65,102	$341	$4,360
(1)Includes approximately $27,000 of external legal fees associated with negotiating and originating the leases associated with these acquisitions, which were expensed in the period incurred.
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
(8)Represents the acquisition of three parcels of land adjacent to an existing farm that will initially be utilized for its water rights (including additional surface water rights and groundwater pumping rights) to be used on nearby farms. In addition, a portion of this acquisition was leased back to the seller.
During the year ended December 31, 2022, in the aggregate, we recognized operating revenues of approximately $2.1 million and net income of approximately $244,000 related to the above acquisitions.

2021 Acquisitions
During the year ended December 31, 2021, we completed the following acquisitions, which are summarized in the table below (dollars in thousands, except for footnotes):

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
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during each of the years ended December 31, 2022 and 2021 is as follows (dollars in thousands):

Assets (Liabilities) Acquired	2022 Acquisitions	2021 Acquisitions
Land and land improvements	$30,353	$98,403
Permanent plantings	24,706	129,677
Irrigation & drainage systems	3,102	11,277
Farm-related facilities	1,287	17,521
Other site improvements	—	984
Leasehold interest—land	—	790
In-place lease values	909	688
Leasing costs	1,355	511
Above-market lease values(1)	641	—
Below-market lease values(2)	—	(1,321)
Investment in LLC(1)	2,749	2,054
Water purchase contracts(1)(3)	—	33,910
Total Purchase Price	$65,102	$294,494
(1)Included within Other assets, net on the accompanying Consolidated Balance Sheets.
(2)Included within Other liabilities, net on the accompanying Consolidated Balance Sheets.
(3)Includes the value attributable to the water purchase contracts acquired as part of the acquisition of Lerdo Highway, plus approximately $2.8 million paid to execute the contracts subsequent to the acquisition.
Acquired Intangibles and Liabilities
The following table shows the weighted-average amortization periods (in years) for the intangible assets acquired and liabilities assumed in connection with new real estate acquired during the years ended December 31, 2022 and 2021:

	Weighted-Average Amortization Period (in Years)
Intangible Assets and Liabilities	2022	2021
Leasehold interest – land	0.0	20.8
In-place lease values	10.9	13.9
Leasing costs	11.7	13.3
Above-market lease values and lease incentives	9.1	0.0
Below-market lease values and other deferred revenue	0.0	9.8
All intangible assets and liabilities	10.6	13.8
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
As of December 31, 2022, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.00% and 20.4%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.
During the years ended December 31, 2022, 2021, and 2020, we recorded an aggregate loss of approximately $73,000, $61,000, and $4,000, respectively (included in Loss from investments in unconsolidated entities on our Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. As of December 31, 2022 and 2021, our combined ownership interest in the Fresno LLC and Umatilla

LLC had an aggregate carrying value of approximately $5.8 million and $3.1 million, respectively, and is included within Other assets, net on the accompanying Consolidated Balance Sheets.
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
As of December 31, 2022, the investment in banked water had a carrying value of approximately $34.0 million, which includes the subsequent cost to execute the contract, and is included within Other assets, net on our Consolidated Balance Sheets.
Each quarter, we will review the investment in banked water for any indicators of impairment in accordance with ASC 360, “Property, Plant, and Equipment,” and perform an impairment analysis if there are any such indicators. As of December 31, 2022, we concluded that there were no such indicators and that the water was not impaired.
Future Minimum Lease Payments
We account for all of our leasing arrangements in which we are the lessor as operating leases. The majority of our leases are subject to fixed rental increases, and a small subset of our lease portfolio includes lease payments based on an index, such as the consumer price index (“CPI”). In addition, several of our leases contain participation rent components based on the gross revenues earned on the respective farms. Most of our leases also include tenant renewal options; however, these renewal options are generally based on then-current market rental rates and are therefore typically excluded from the determination of the minimum lease term. The majority of our leases generally do not include tenant termination options.
The following tables summarize the future lease payments to be received under noncancellable leases as of December 31, 2022 (dollars in thousands):

Period		Tenant Lease Revenue
For the fiscal years ending December 31,	2023	$82,273
	2024	73,890
	2025	67,409
	2026	62,234
	2027	58,031
	Thereafter	195,711
		$539,548
Leases—Cash Basis Recognition
As of December 31, 2022, due to credit issues with two of our tenants, we determined that the full collectability of the remaining rental payments under the respective leases with these two tenants was not deemed to be probable. As such, during the three months ended December 31, 2022, we began recognizing lease revenues from the six leases with these two tenants (three on farms in California and three on farms in Michigan) on a cash basis. We are continuing to work with the current tenants and will seek to come to an agreement for the remaining rental payments, if possible. Such agreement, if one can be reached, may include placing these tenants on payment plans, deferring a portion of the rent owed to us, or agreeing to terminate the respective leases. In the event of a termination, we estimate that we would be able to find new tenants to lease each of these properties to at market rental rates within 1 to 12 months.
During the year ended December 31, 2022, we recorded lease revenues from these six leases of approximately $258,000 (including approximately $31,000 of participation rents), as compared to approximately $1.7 million (including approximately

$121,000 of participation rents) and approximately $1.5 million (including approximately $221,000 of participation rents) during the years ended December 31, 2021 and 2020, respectively.
Portfolio Concentrations
Credit Risk
As of December 31, 2022, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10.0% of the total lease revenue recorded during the year ended December 31, 2022.
Geographic Risk
Farms located in California and Florida accounted for approximately $61.1 million (68.5%) and $14.5 million (16.3%), respectively, of the total lease revenue recorded during the year ended December 31, 2022. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster (such as an earthquake, wildfire, or flood) occur or climactic change impact the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California or Florida have been materially impacted by the recent wildfires, droughts, or hurricanes that occurred in those respective regions. See Note 11, “Subsequent Events—California Floods,” for a discussion on damage caused on certain of our farms by the recent floods that occurred in California. No other single state accounted for more than 10.0% of the total rental revenue recorded during the year ended December 31, 2022.
NOTE 4. BORROWINGS
Our borrowings as of December 31, 2022 and 2021 are summarized below (dollars in thousands):

	Carrying Value as of		As of December 31, 2022
	December 31, 2022	December 31, 2021	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Notes and bonds payable:
Fixed-rate notes payable	$550,974	$582,665	2.45%–5.70%; 3.73%	06/01/2023–7/1/2051; June 2033
Variable-rate notes payable	1,104	2,856	5.25%	05/1/2044
Fixed-rate bonds payable	77,776	86,052	2.13%–4.57%; 3.47%	1/12/2023–12/30/2030; July 2025
Total notes and bonds payable	629,854	671,573
Debt issuance costs – notes and bonds payable	(3,454)	(3,691)	N/A	N/A
Notes and bonds payable, net	$626,400	$667,882

Variable-rate revolving lines of credit	$100	$100	5.75%	4/5/2024

Total borrowings, net	$626,500	$667,982
(1)Where applicable, stated interest rates are before interest patronage (as described below)
As of December 31, 2022, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.2 billion. The weighted-average interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.77% and 3.72% for the years ended December 31, 2022 and 2021, respectively. In addition, 2021 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 29.9% reduction (approximately 137 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payables—Interest Patronage” for further discussion on interest patronage.
We generally borrow at a rate of 60% of the value of the underlying agricultural real estate, and, except as noted herein, the amounts borrowed are not generally guaranteed by the Company. Our loan agreements generally contain various affirmative and negative covenants, including with respect to liens, indebtedness, mergers, and asset sales, and customary events of default. These agreements may also require that we satisfy certain financial covenants at the end of each calendar quarter or year. Some of these financial covenants include, but are not limited to, staying below a maximum leverage ratio and maintaining a minimum net worth value, rental-revenue-to-debt ratio, current ratio, and fixed charge coverage ratio. As of December 31, 2022, we were in compliance with all covenants applicable to the above borrowings.

MetLife Facility
On February 3, 2022, we amended our credit facility with Metropolitan Life Insurance Company (“MetLife”), which previously consisted of a $75.0 million long-term note payable (the “2020 MetLife Term Note”) and $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit,” and together with the 2020 MetLife Term Note, the “Prior MetLife Facility”). Pursuant to the amendment, our credit facility with MetLife now consists of the 2020 MetLife Term Note, the MetLife Lines of Credit, and a new $100.0 million long-term note payable (the “2022 MetLife Term Note,” and together with the 2020 MetLife Term Note and the MetLife Lines of Credit, the “Current MetLife Facility”).
The 2022 MetLife Term Note is scheduled to mature on January 5, 2032, and the interest rates on future disbursements under the 2022 MetLife Term Note will be based on the 10-year U.S. Treasury at the time of such disbursements, with the initial disbursement priced based on the 10-year U.S. Treasury plus a spread to be determined by the lender. In addition, through December 31, 2024, the 2022 MetLife Term Note is also subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the 2022 MetLife Term Note). If the full commitment of $100.0 million is not utilized by December 31, 2024, MetLife has no obligation to disburse the remaining funds under the 2022 MetLife Term Note. All other material items of the Prior MetLife Facility remained unchanged.
The following table summarizes the pertinent terms of the Current MetLife Facility as of December 31, 2022 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		4/5/2024	$100	3-month LIBOR + 2.00%	(2)	$74,900
2020 MetLife Term Note	75,000	(3)	1/5/2030	36,900	2.75%, fixed through 1/4/2030	(4)	38,100
2022 MetLife Term Note	100,000	(3)	1/5/2032	—	(4)		100,000
Totals	$250,000			$37,000			$213,000
(1)Based on the properties that were pledged as collateral under the Current MetLife Facility, as of December 31, 2022, the maximum additional amount we could draw under the facility was approximately $110.3 million.
(2)The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under each line of credit).
(3)If the aggregate commitments under the 2020 MetLife Term Note and the 2022 MetLife Term Note are not fully utilized by December 31, 2024, MetLife has no obligation to disburse the additional funds under either note.
(4)Interest rates on future disbursements under each of the 2020 MetLife Term Note and the 2022 MetLife Term Note will be based on prevailing market rates at the time of such disbursements. In addition, through December 31, 2024, the 2020 MetLife Term Note and the 2022 MetLife Term Note are each subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the respective note).
Under the Current MetLife Facility, we are generally allowed to borrow up to 60% of the aggregate of the lower of cost or the appraised value of the pool of agricultural real estate pledged as collateral. Amounts owed to MetLife under the Current MetLife Facility are guaranteed by us and each subsidiary of ours that owns a property pledged as collateral pursuant to the loan documents.
Farmer Mac Facility
Through certain subsidiaries of our Operating Partnership, we have entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”) for a secured note purchase facility (the “Farmer Mac Facility”). As amended from time to time, the Farmer Mac Facility currently provides for bond issuances up to an aggregate principal amount of $225.0 million. Pursuant to the Bond Purchase Agreement, we may issue new bonds through May 31, 2023, and the final maturity date for new bonds issued under the Farmer Mac Facility is December 31, 2030.
During the year ended December 31, 2022, we issued two new bonds under the Farmer Mac Facility, the pertinent terms of which are summarized in the following table (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
1/11/2022	$1,980	12/30/2030	20.0 years	3.31%	Fixed throughout term
2/25/2022	1,710	12/30/2030	25.0 years	3.68%	Fixed throughout term
Pursuant to the Bond Purchase Agreement, bonds issued by us to the Bond Purchaser will be secured by a security interest in loans originated by us (pursuant to a pledge and security agreement), which, in turn, will be collateralized by first liens on agricultural real estate owned by subsidiaries of ours. The bonds issued generally have a maximum aggregate, effective loan-to-value ratio of 60% of the underlying agricultural real estate, after giving effect to certain overcollateralization obligations. As of December 31, 2022, we had approximately $77.8 million of bonds issued and outstanding under the Farmer Mac Facility.

Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 13 different Farm Credit associations (collectively, “Farm Credit”). During the year ended December 31, 2022, we entered into the following loan agreements with Farm Credit (dollars in thousands):

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
During the three months ended March 31, 2022, we recorded interest patronage of approximately $2.8 million related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2021, and during the three months ended September 30, 2022, we received approximately $113,000 of interest patronage, as certain Farm Credit associations paid a portion of the 2022 interest patronage (which relates to interest accrued during 2022 but is typically paid during the first half of 2023) early. 2021 interest patronage (which was recorded during the three months ended March 31, 2022) resulted in a 29.9% reduction (approximately 137 basis points) to the interest rates on such borrowings.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of December 31, 2022, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the fiscal years ending December 31:	2023	$44,511	(1)
	2024	40,876
	2025	39,252
	2026	18,419
	2027	51,645
	Thereafter	435,151
		$629,854
(1)     Subsequent to December 31, 2022, we repaid $8.1 million of expiring bonds.
During the year ended December 31, 2022, we repaid approximately $36.6 million of maturing loans. On a weighted-average basis, these borrowings bore interest at a stated rate of 4.28% and an effective interest rate (after interest patronage) of 3.00%.
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
As of December 31, 2022, the aggregate fair value of our notes and bonds payable was approximately $569.1 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $629.9 million. The fair value of our long-term notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is determined by a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of December 31, 2022, is deemed to approximate their aggregate carrying value of $100,000.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the FASB’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of December 31, 2022, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is initially recorded in Accumulated other comprehensive income (loss) on the accompanying Consolidated Balance Sheets and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects. During the next 12 months, we estimate that an additional $2.3 million will be reclassified as a reduction to interest expense.
Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. As of December 31, 2022, we elected to apply hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of the hedge accounting expedients preserves the presentation of derivatives consistent with past presentation.
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2022 and 2021 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of December 31, 2022	4	$73,392
As of December 31, 2021	5	82,980
The following table presents the fair value of our interest rate swaps and their classification on the Consolidated Balance Sheets as of December 31, 2022 and 2021 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	December 31, 2022	December 31, 2021
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$9,007	$—
Interest rate swaps	Other liabilities, net	—	(1,036)
Total		$9,007	$(1,036)
The following table presents the amount of income (loss) recognized in comprehensive income within our consolidated financial statements for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Derivative in cash flow hedging relationship:
Interest rate swaps	$10,043	$464	$(1,110)
Total	$10,043	$464	$(1,110)
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of December 31, 2022, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
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
On February 12, 2021, we redeemed all of our outstanding shares of Series A Term Preferred Stock at a cash redemption price of $25.00 per share plus all accrued and unpaid dividends up to, but excluding, the redemption date. In total, we paid approximately $28.8 million for the redemption of the Series A Term Preferred Stock using proceeds from the offering of our Series D Term Preferred Stock (as defined below). Our Series A Term Preferred Stock was delisted from Nasdaq on the date we redeemed all outstanding shares. In connection with this early redemption, we wrote off approximately $127,000 of unamortized issuance costs related to the issuance of the Series A Term Preferred Stock.
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
The shares of the Series D Term Preferred Stock have a mandatory redemption date of January 31, 2026, and are not convertible into our common stock or any other securities. Generally, we were not permitted to redeem shares of the Series D Term Preferred Stock prior to January 31, 2023, except in limited circumstances to preserve our qualification as a REIT. On or after January 31, 2023, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption.
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
As of December 31, 2022, the fair value of our Series D Term Preferred Stock was approximately $56.5 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on December 31, 2022, of $23.41.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the year ended December 31, 2022, see Note 8, “Equity—Distributions.”
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
Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2022 meeting, our Board of Directors reviewed and renewed each of the Current Advisory Agreement and the Administration Agreement for an additional year, through August 31, 2023.
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
During the years ended December 31, 2022, 2021, and 2020, we paid total financing fees to Gladstone Securities of approximately $154,000, $166,000, and $262,000, respectively. Through December 31, 2022, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
Dealer-Manager Agreements
We have entered into dealer-manager agreements with Gladstone Securities (collectively, the “Dealer-Manager Agreements”), pursuant to which Gladstone Securities served or serves as our exclusive dealer-manager in connection with the offering of our Series B Preferred Stock, Series C Preferred Stock, and Series E Preferred Stock (each as defined in Note 8, “Equity—Equity Issuances”).
Pursuant to the Dealer-Manager Agreements, Gladstone Securities provided or provides certain sales, promotional, and marketing services to us in connection with the offering of the Series B Preferred Stock, Series C Preferred Stock, and Series E Preferred Stock, and we generally paid or pay Gladstone Securities for the following:
•With regard to the Series B Preferred Stock:
iselling commissions of up to 7.0% of the gross proceeds from sales in the offering (the “Series B Selling Commissions”), and iia dealer-manager fee of 3.0% of the gross proceeds from sales in the offering (the “Series B Dealer-Manager Fee”).

•With regard to the Series C Preferred Stock:
iselling commissions of up to 6.0% of the gross proceeds from sales in the offering (the “Series C Selling Commissions”), and iia dealer-manager fee of 3.0% of the gross proceeds from sales in the offering (the “Series C Dealer-Manager Fee”).
•With regard to the Series E Preferred Stock:
iselling commissions of up to 7.0% of the gross proceeds from sales in the offering (the “Series E Selling Commissions,” and together with the Series B Selling Commissions and the Series C Selling Commissions, the “Selling Commissions”), and
iia dealer-manager fee of 3.0% of the gross proceeds from sales in the offering (the “Series E Dealer-Manager Fee,” and together with the Series B Dealer-Manager Fees and Series C Dealer-Manager Fee, the “Dealer-Manager Fees”).
No Selling Commissions or Dealer-Manager Fees shall be paid with respect to shares of the Series C Preferred Stock sold pursuant to our dividend reinvestment plan (the “DRIP”) for the Series C Preferred Stock. Gladstone Securities may, in its sole discretion, remit all or a portion of the Selling Commissions and also reallow all or a portion of the Dealer-Manager Fees to participating broker-dealers and wholesalers in support of the offerings. The terms of each of the Dealer-Manager Agreements were approved by our board of directors, including all of our independent directors.
During the years ended December 31, 2022, 2021, and 2020, we paid total Selling Commissions and Dealer-Manager Fees to Gladstone Securities of approximately $13.5 million, $5.0 million, and $2.2 million, respectively, in connection with sales of the Series C Preferred Stock. In addition, during the year ended December 31, 2020, we paid total Selling Commissions and Dealer-Manager Fees to Gladstone Securities of approximately $2.5 million in connection with sales of the Series B Preferred Stock.
The offering of the Series B Preferred Stock was completed on March 9, 2020, and the security was listed on Nasdaq under the ticker “LANDO” during the year ended December 31, 2021. As of December 31, 2022, we had not paid any Selling Commissions or Dealer-Manager Fees to Gladstone Securities in connection with sales of the Series E Preferred Stock, as we had yet to sell any shares of the Series E Preferred Stock. Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities are netted against the gross proceeds received from sales of the respective securities and are included within Additional paid-in capital on the accompanying Consolidated Balance Sheets.
Related Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying consolidated financial statements (dollars in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Base management fee(1)(2)	$8,307	$6,329	$4,289
Incentive fee(1)(2)	3,225	3,901	3,038
Total fees to our Adviser	$11,532	$10,230	$7,327

Administration fee(1)(2)	$2,005	$1,526	$1,448

Selling Commissions and Dealer-Manager Fees(1)(3)	$13,471	$4,961	$4,711
Financing fees(1)(4)	154	166	262
Total fees to Gladstone Securities	$13,625	$5,127	$4,973
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
Related-Party Fees Due
Amounts due to related parties on our accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021 were as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Base management fee	$2,141	$1,836
Incentive fee	1,589	1,793
Other, net(1)	80	95
Total due to Adviser	3,810	3,724
Administration fee	536	411
Cumulative accrued but unpaid portions of prior Administration Fees(2)	—	89
Total due to Administrator	536	500
Total due to Gladstone Securities(3)	24	—
Total due to related parties(4)	$4,370	$4,224
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
NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as of December 31, 2022 (dollars in thousands):

Farm Location	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of December 31, 2022
St. Lucie, FL	549	$230		Q3 2023	$201
Umatilla, OR	135	2,750	(2)	Q4 2023	2,090
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
Ventura, CA	402	1,000	(2)	Q4 2025	448
Napa, CA	270	1,635	(2)	Q4 2029	844
Wicomico & Caroline, MD, and Sussex, DE	833	115		Q3 2030	49
Yuma, AZ	3,033	941	(2)	Q4 2031	672
Franklin & Grant, WA, & Umatilla, OR	1,126	2,169	(2)	Q4 2032	287
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
As of December 31, 2022 and 2021, we recorded the following as a result of these operating ground leases (dollars in thousands, except for footnotes):

	December 31, 2022	December 31, 2021
Operating lease right-of-use assets(1)	$623	$671
Operating lease liabilities(2)	$617	$664

Weighted-average remaining lease term (years)	15.3	15.7
Weighted-average incremental borrowing rate	7.93%	7.78%

(1)Operating lease right-of-use assets are shown net of prepaid lease payments of approximately $6,000 and $7,000 for the years ended December 31, 2022 and 2021, respectively, and are included within Other assets, net on the accompanying Consolidated Balance Sheets.
(2)Included within Other liabilities, net on the accompanying Consolidated Balance Sheets.
Future minimum lease payments due under the remaining non-cancelable terms of these leases as of December 31, 2022, are as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the fiscal years ending December 31:	2023	$92
	2024	92
	2025	62
	2026	62
	2027	62
	Thereafter	693
Total undiscounted lease payments		1,063
Less: imputed interest		(446)
Present value of lease payments		$617
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Consolidated Statement of Operations and Comprehensive Income) of approximately $92,000, $81,000, and $59,000 during the years ended December 31, 2022, 2021, and 2020, respectively.
Litigation
In the ordinary course of business, we may be involved in legal proceedings from time to time. We are not currently subject to any material known or threatened litigation.
NOTE 8. EQUITY
Amendment to Articles of Incorporation and Operating Partnership Agreement
On February 20, 2020, we filed with the State Department of Assessments and Taxation of Maryland an Articles Supplementary (i) setting forth the rights, preferences, and terms of the Series C Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series C Preferred Stock. In connection with the authorization of the Series C Preferred Stock, we amended our Operating Partnership agreement to provide for the establishment and issuance of an equal number of 6.00% Series C Cumulative Redeemable Preferred Units (the “Series C Preferred OP Units”) as are issued shares of the Series C Preferred Stock by the Company. Generally, the Series C Preferred OP Units have preferences, distribution rights, and other provisions substantially equivalent to those of the Series C Preferred Stock.
On January 13, 2021, we amended our articles of incorporation (i) setting forth the rights, preferences, and terms of the Series D Term Preferred Stock and (ii) reclassifying and designating 3,600,000 shares of our authorized and unissued shares of common stock as shares of Series D Term Preferred Stock. In connection with the authorization of the Series D Term Preferred Stock, we amended our Operating Partnership agreement to provide for the establishment and issuance of an equal number of 5.00% Series D Cumulative Term Preferred Units (the “Series D Term Preferred Units”) as are issued shares of the Series D Term Preferred Stock by the Company. Generally, the Series D Term Preferred OP Units have preferences, distribution rights, and other provisions substantially equivalent to those of the Series D Term Preferred Stock.
On November 9, 2022, we further amended our articles of incorporation (i) reclassifying and designating 15,551,347 authorized but unissued shares of our Series C Preferred Stock and 1,185,000 authorized but unissued shares of our Series D Term Preferred Stock as shares of common stock, (ii) setting forth the rights, preferences, and terms of the Series E Preferred Stock, and (iii) reclassifying and designating 16,000,000 shares of our authorized and unissued shares of common stock as shares of Series E Term Preferred Stock. In connection with the authorization of the Series E Preferred Stock, we amended our Operating Partnership agreement to provide for the establishment and issuance of an equal number of 5.00% Series E Cumulative Redeemable Preferred Units (the “Series E Preferred OP Units”) as are issued shares of the Series E Preferred Stock by the Company. Generally, the Series E Preferred OP Units have preferences, distribution rights, and other provisions substantially equivalent to those of the Series E Preferred Stock.

Registration Statement
On March 6, 2020, we filed a universal registration statement on Form S-3 (File No. 333-236943) with the SEC (the “Registration Statement”) to replace our prior universal registration statement. The Registration Statement, which was declared effective by the SEC on April 1, 2020, permits us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through December 31, 2022, we had issued a total of approximately 10,240,006 shares of Series C Preferred Stock for gross proceeds of approximately $253.6 million, 2,415,000 shares of Series D Term Preferred Stock for gross proceeds of approximately $60.4 million, and 13,703,939 shares of common stock (including common stock issued to redeem OP units) for gross proceeds of approximately $267.8 million under the Registration Statement.
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
The Series B Offering was completed on March 9, 2020, with the full 6,000,000 allotted shares being sold, and, exclusive of redemptions, resulted in total gross proceeds of approximately $147.5 million and net proceeds, after deducting Series B Selling Commissions, Series B Dealer-Manager Fees, and offering expenses payable by us, of approximately $133.4 million. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreements,” for a discussion of the fees and commissions paid to Gladstone Securities in connection with the Series B Offering.
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
On August 24, 2022, we amended the Series C Offering, to (i) reduce the amount of shares of the Series C Preferred Stock offered through the Primary Series C Offering to 10,200,000, (ii) reduce the amount of shares of the Series C Preferred Stock offered pursuant to the DRIP to 200,000, and (iii) reduce the duration of the period during which shares of the Series C Preferred Stock may be offered for sale through the Primary Series C Offering to the earlier of (a) December 31, 2022 (unless earlier terminated or extended by our Board of Directors) or (b) the date on which all 10,200,000 shares of the Series C Preferred Stock offered in the Primary Series C Offering are sold. The offering period for the DRIP will terminate on the earlier of (1) the issuance of all 200,000 shares of Series C Preferred Stock under the DRIP and (2) the listing of the Series C Preferred Stock on Nasdaq or another national securities exchange.
The following table provides information on sales of the Series C Preferred Stock that occurred during the years ended December 31, 2022, 2021, and 2020 (dollars in thousands, except per-share amounts):

	Years Ended December 31,
	2022	2021	2020
Number of shares sold(1)	6,701,987	2,407,027	1,088,315
Weighted-average offering price per share	$24.76	$24.81	$24.80
Gross proceeds	$165,941	$59,720	$26,987
Net proceeds(2)	$152,470	$54,760	$24,759
(1)Excludes shares issued pursuant to the DRIP. During the years ended December 31, 2022, 2021, and 2020, we issued approximately 34,628 shares, 7,791 shares, and 258 shares, respectively, of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of Series C Selling Commissions, Series C Dealer-Manager Fees, and underwriting discounts.

In addition, during the years ended December 31, 2022, 2021, and 2020, 38,595 shares, 9,920 shares, and 138 shares, respectively, of Series C Preferred Stock were tendered for optional redemption, which we satisfied with aggregate cash payments of approximately $901,000, $248,000 and $3,000, respectively.
The Primary Series C Offering terminated on December 31, 2022, with substantially all of the allotted 10,200,000 shares being sold. Exclusive of redemptions, the Primary Series C Offering resulted in total gross proceeds of approximately $252.6 million and net proceeds, after deducting Series C Selling Commissions, Series C Dealer-Manager Fees, and offering expenses payable by us, of approximately $230.5 million. In conjunction with the amendment of the Series C Offering, which reduced the amount of shares of Series C Preferred Stock to be offered, during the year ended December 31, 2022, we expensed approximately $798,000 of unamortized deferred offering costs. These costs were recorded to Write-off of costs associated with the offering of Series C cumulative redeemable preferred stock on the accompanying Consolidated Statements of Operations and Comprehensive Income during the year ended December 31, 2022. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreements,” for a discussion of the commissions and fees paid to Gladstone Securities in connection with the Series C Offering.
There is currently no public market for shares of the Series C Preferred Stock; however, we intend to apply to list the Series C Preferred Stock on Nasdaq or another national securities exchange by December 31, 2023, though there can be no assurance that a listing will be achieved in such timeframe, or at all.
Series E Preferred Stock
On November 9, 2022, we filed a prospectus supplement with the SEC for a continuous public offering (the “Series E Offering”) of up to 8,000,000 shares of our newly-designated 5.00% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”), on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreements,” for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series E Offering. As of December 31, 2022, no shares of the Series E Preferred Stock had been sold. Refer to Note 11, “Subsequent Events—Equity Activity—Series E Preferred Stock,” for sales of the Series E Preferred Stock completed subsequent to December 31, 2022.
The Series E Offering will terminate on the date (the “Series E Termination Date”) that is the earlier of (i) December 31, 2025 (unless terminated or extended by its Board of Directors) and (ii) the date on which all 8,000,000 shares of Series E Preferred Stock offering in the Series E Offering are sold. There is currently no public market for shares of Series E Preferred Stock. The Company intends to apply to list the Series E Preferred Stock on Nasdaq or another national securities exchange within one calendar year of the Series E Termination Date; however, there can be no assurance that a listing will be achieved in such timeframe, or at all.
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
On May 12, 2020, we terminated the Prior ATM Program and entered into new equity distribution agreements with Virtu Americas LLC and Ladenburg Thalmann & Co. Inc., under which we may issue and sell, from time to time and through the current Sales Agents, shares of our common stock having an aggregate offering price up to $100.0 million (the “Current ATM Program,” and collectively, with the Prior ATM Program, the “ATM Programs”). On May 18, 2021, we entered into separate amendments to the existing equity distribution agreements to allow us to sell up to $160.0 million of additional shares of our common stock, expanding the aggregate offering price to up to $260.0 million.
The following table provides information on shares of common stock sold by the Sales Agents under the ATM Programs during the years ended December 31, 2022, 2021, and 2020 (dollars in thousands, except per-share amounts):

	Years Ended December 31,
	2022	2021	2020
Number of shares sold	840,384	7,990,994	3,096,558
Weighted-average offering price per share	$26.47	$21.70	$14.82
Gross proceeds	$22,242	$173,428	$45,883
Net proceeds(1)	$21,993	$171,693	$45,424
(1)Net of underwriting commissions.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership. As of December 31, 2022, 2021, and 2020, we owned approximately 100.0%, 99.4%, and 100.0%, respectively, of the outstanding OP Units. As of December 31, 2022, 2021, and 2020, there were 0, 204,778, and 0 OP Units held by non-controlling OP Unitholders, respectively.
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
During the year ended December 31, 2021, we issued 204,778 OP Units to noncontrolling OP Unitholders representing an aggregate value of approximately $4.0 million, or $19.42 per OP Unit. During the year ended December 31, 2022, we redeemed those 204,778 OP units with a cash payment of approximately $7.7 million or $37.45 per OP unit. During the year ended December 31, 2020, we issued 288,303 shares of common stock to satisfy the redemption request of OP Units that were tendered for optional redemption.
The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the years ended December 31, 2022, 2021, and 2020 are reflected in the table below.

	For the Years Ended December 31,
Issuance	2022	2021	2020
Series A Term Preferred Stock(1)(2)	$—	$0.181510	$1.593750
Series B Preferred Stock	1.500000	1.500000	1.500000
Series C Preferred Stock	1.500000	1.500000	1.125000
Series D Term Preferred Stock(1)(3)	1.250004	1.184031	—
Common Stock(4)	0.546300	0.540750	0.537150
(1)Dividends are treated similar to interest expense on the accompanying Consolidated Statements of Operations and Comprehensive Income.
(2)The Series A Term Preferred Stock was redeemed in full on February 12, 2021.
(3)The Series D Term Preferred Stock was issued on January 19, 2021.
(4)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
For federal income tax characterization purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital, or a combination thereof. The characterization of distributions on our preferred and common stock during each of the years ended December 31, 2022, 2021, and 2020 is reflected in the following table:

	Ordinary Income	Return of Capital	Long-term Capital Gain
For the Year Ended December 31, 2022
Series B Preferred Stock	34.205000%	65.795000%	—%
Series C Preferred Stock	34.205000%	65.795000%	—%
Series D Term Preferred Stock	34.205000%	65.795000%	—%
Common Stock	—%	100.000000%	—%
For the Year Ended December 31, 2021:
Series A Term Preferred Stock	54.534493%	45.465507%	—%
Series B Preferred Stock	54.534493%	45.465507%	—%
Series C Preferred Stock	54.534493%	45.465507%	—%
Series D Term Preferred Stock	54.534493%	45.465507%	—%
Common Stock	—%	100.000000%	—%
For the Year Ended December 31, 2020:
Series A Term Preferred Stock	70.743160%	29.256840%	—%
Series B Preferred Stock	70.743160%	29.256840%	—%
Series C Preferred Stock	70.743160%	29.256840%	—%
Common Stock	—%	100.000000%	—%
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenues for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands, except for footnotes):

	For the Years Ended December 31,
	2022	2021	2020
Fixed lease payments(1)	$81,423	$69,998	$51,377
Variable lease payments(2)	7,813	5,320	5,654
Lease revenue, net(3)	$89,236	$75,318	$57,031
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the years ended December 31, 2022, 2021, and 2020, we recorded participation rents of approximately $7.7 million, $5.2 million, and $2.4 million, respectively, and reimbursements of certain property operating expenses by tenants of approximately $110,000, $101,000, and $457,000, respectively. In addition, during the year ended December 31, 2020, we received a lease termination payment of approximately $3.0 million.
(3)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
NOTE 10.  EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2022, 2021, and 2020, computed using the weighted-average number of common shares outstanding during the respective periods. Earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss.

	For the Years Ended December 31,
(Dollars in thousands, except per-share amounts):	2022	2021	2020
Net loss attributable to common stockholders	$(15,010)	$(8,763)	$(4,396)
Weighted average shares of common stock outstanding – basic and diluted	34,563	30,357	22,258
Loss per common share – basic and diluted	$(0.43)	$(0.29)	$(0.20)
The weighted-average number of OP Units held by non-controlling OP Unitholders was 61,714, 166,067, and 131,745 for the years ended December 31, 2022, 2021, and 2020, respectively.

NOTE 11. SUBSEQUENT EVENTS
California Floods
In January 2023, periods of heavy rainfall in California resulted in floods that impacted several areas of the state, including regions where certain of our farms are located. As a result of this flooding, one of our farms in the Central Valley suffered damage to certain structures located on the farm. We are still in the process of assessing the damage, but at this time, we do not expect the cost of repairs to exceed $1.0 million. In addition, we expect the damage to be fully covered by either insurance or the tenant’s obligations pursuant to the lease. None of our other farms in California were materially impacted by the floods.
Financing Activity
Debt Activity—Loan Maturities
Subsequent to December 31, 2022, we repaid an $8.1 million maturing bond that bore interest at an annual rate of 3.53%.
Equity Activity
The following table provides information on equity sales that have occurred subsequent to December 31, 2022 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series E Preferred Stock	34,600	$24.96	$864	$779
Common Stock – ATM Program	663,585	19.72	13,084	12,953
(1)Net of Selling Commissions and Dealer-Manager Fees or underwriting discounts and commissions (in each case, as applicable).
Distributions
On January 10, 2023 our Board of Directors authorized and we declared the following monthly cash distributions to holders of our preferred and common stock (distributions to holders of our Series E Preferred Stock were authorized and declared on January 18, 2023):

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	January 20, 2023	January 31, 2023	$0.125
	February 17, 2023	February 28, 2023	0.125
	March 17, 2023	March 31, 2023	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	January 26, 2023	February 6, 2023	$0.125
	February 23, 2023	March 6, 2023	0.125
	March 29, 2023	April 6, 2023	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series E Preferred Stock:	January 26, 2023	February 6, 2023	$0.104167
	February 23, 2023	March 6, 2023	0.104167
	March 29, 2023	April 6, 2023	0.104167
Total Series E Preferred Stock Distributions:			$0.312501

Series D Term Preferred Stock:	January 20, 2023	January 31, 2023	$0.104167
	February 17, 2023	February 28, 2023	0.104167
	March 17, 2023	March 31, 2023	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Common Stock(1):	January 20, 2023	January 31, 2023	$0.0459
	February 17, 2023	February 28, 2023	0.0459
	March 17, 2023	March 31, 2023	0.0459
Total Common Stock Distributions:			$0.1377
(1)The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling OP Unitholders as of the above record dates.

GLADSTONE LAND CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(In Thousands)

			Initial Cost			Subsequent Capitalized Additions			Total Cost
Location and Description of Property	Date Acquired	Encumbrances	Land and Land Improvements	Buildings & Improvements	Permanent Plantings	Land Improvements	Buildings & Improvements	Permanent Plantings	Land and Land Improvements	Buildings & Improvements	Permanent Plantings	Total(1)	Accumulated Depreciation(2)
Santa Cruz County, California: Land & Improvements	6/16/1997	$7,456	$4,350	$—	$—	$—	$622	$—	$4,350	$622	$—	$4,972	$(408)
Ventura County, California: Land, Buildings & Improvements	9/15/1998	29,055	9,895	5,256	—	—	365	—	9,895	5,621	—	15,516	(4,756)
Santa Cruz County, California: Land & Improvements	1/3/2011	6,502	8,328	—	—	443	545	—	8,771	545	—	9,316	(230)
Hillsborough County, Florida: Land, Buildings & Improvements	9/12/2012	—	2,199	1,657	—	14	1,780	—	2,213	3,437	—	5,650	(1,654)
Monterey County, California: Land, Buildings & Improvements	10/21/2013	4,660	7,187	164	—	180	2,998	—	7,367	3,162	—	10,529	(964)
Cochise County, Arizona: Land, Buildings & Improvements	12/27/2013	1,260	6,168	572	—	8	5,697	—	6,176	6,269	—	12,445	(1,739)
Santa Cruz County, California: Land, Building & Improvements	6/13/2014	1,220	5,576	207	—	—	27	—	5,576	234	—	5,810	(206)
Ventura County, California: Land, Buildings & Improvements	7/23/2014	887	6,219	505	—	—	85	—	6,219	590	—	6,809	(305)
Kern County, California: Land & Improvements	7/25/2014	1,044	5,841	67	—	—	974	—	5,841	1,041	—	6,882	(491)
Manatee County, Florida: Land, Buildings & Improvements	9/29/2014	—	8,466	5,426	—	—	1,407	—	8,466	6,833	—	15,299	(4,266)
Ventura County, California: Land, Buildings & Improvements	10/29/2014	14,802	23,673	350	—	—	2,280	—	23,673	2,630	—	26,303	(872)
Ventura County, California: Land & Improvements	11/4/2014	3,180	5,860	92	—	—	2	—	5,860	94	—	5,954	(77)
Monterey County, California: Land, Buildings & Improvements	1/5/2015	10,673	15,852	582	—	(156)	1,488	—	15,696	2,070	—	17,766	(958)
Manatee County, Florida: Land, Buildings & Improvements	3/10/2015	—	2,403	1,871	—	—	369	—	2,403	2,240	—	4,643	(1,418)
Hendry County, Florida: Land, Buildings & Improvements	6/25/2015	10,356	14,411	789	—	—	—	—	14,411	789	—	15,200	(661)
Rock County, Nebraska: Land, Buildings & Improvements	8/20/2015	—	4,862	613	—	—	—	—	4,862	613	—	5,475	(493)
Holt County, Nebraska: Land, Buildings & Improvements	8/20/2015	—	4,690	786	—	—	—	—	4,690	786	—	5,476	(453)
Kern County, California: Land & Improvements	9/3/2015	15,350	18,893	497	—	688	6,464	1,418	19,581	6,961	1,418	27,960	(2,889)
Cochise County, Arizona: Land, Buildings & Improvements	12/23/2015	—	4,234	1,502	—	142	3,779	—	4,376	5,281	—	9,657	(1,380)
Saguache County, Colorado: Land, Buildings & Improvements	3/3/2016	13,787	16,756	8,348	—	—	1,486	—	16,756	9,834	—	26,590	(6,153)
Fresno County, California: Land, Improvements & Permanent plantings	4/5/2016	7,539	3,623	1,228	11,455	28	1,097	(25)	3,651	2,325	11,430	17,406	(3,772)
Saint Lucie County, Florida: Land, Buildings & Improvements	7/1/2016	2,559	4,165	971	—	—	—	—	4,165	971	—	5,136	(631)
Baca County, Colorado: Land & Buildings	9/1/2016	3,289	6,167	214	—	—	—	—	6,167	214	—	6,381	(90)
Merced County, Colorado: Land & Improvements	9/14/2016	7,236	12,845	504	—	—	190	—	12,845	694	—	13,539	(160)
Stanislaus County, Colorado: Land & Improvements	9/14/2016	7,839	14,114	45	—	59	463	—	14,173	508	—	14,681	(131)
Fresno County, California: Land, Improvements & Permanent plantings	10/13/2016	3,277	2,937	139	3,452	—	—	—	2,937	139	3,452	6,528	(1,134)
Baca County, Colorado: Land & Improvements	12/28/2016	6,359	11,430	278	—	—	—	—	11,430	278	—	11,708	(278)
Martin County, Florida: Land & Improvements	1/12/2017	24,300	52,443	1,627	—	—	—	—	52,443	1,627	—	54,070	(391)

Yuma County, Arizona Land & Improvements	6/1/2017	11,529	12,390	12,191	—	151	16,140	—	12,541	28,331	—	40,872	(6,291)
Fresno County, California: Land, Improvements & Permanent plantings	7/17/2017	6,490	5,048	777	7,818	2,284	2,406	(1,124)	7,332	3,183	6,694	17,209	(1,772)
Santa Barbara County, California: Land, Improvements & Permanent plantings	8/9/2017	3,225	4,559	577	397	(50)	172	1,484	4,509	749	1,881	7,139	(658)
Okeechobee County, Florida: Land & Improvements	8/9/2017	4,788	9,111	953	—	985	1,378	—	10,096	2,331	—	12,427	(817)
Walla Walla County, Washington: Land, Improvements & Permanent plantings	9/8/2017	4,449	5,286	401	3,739	—	—	—	5,286	401	3,739	9,426	(2,728)
Baca County, Colorado Land & Improvements	10/2/2017	—	924	—	—	—	—	—	924	—	—	924	—
Fresno County, California: Land, Improvements & Permanent plantings	12/15/2017	2,947	2,016	324	3,626	(1)	—	(3)	2,015	324	3,623	5,962	(1,810)
Kern County, California: Land & Improvements	1/31/2018	1,987	2,733	249	—	(4)	1,529	—	2,729	1,778	—	4,507	(330)
Collier & Hendry, Florida Land & Improvements	7/12/2018	20,496	36,223	344	—	1	—	—	36,224	344	—	36,568	(220)
Kings County, California: Land, Improvements & Permanent plantings	9/13/2018	3,940	3,264	284	3,349	5	—	5	3,269	284	3,354	6,907	(587)
Madera, California: Land, Improvements & Permanent plantings	11/1/2018	12,776	12,305	1,718	9,015	13	411	(563)	12,318	2,129	8,452	22,899	(1,270)
Hartley County, Texas: Land & Improvements	11/20/2018	4,877	7,320	1,054	—	3	96	—	7,323	1,150	—	8,473	(298)
Merced County, California: Land	12/6/2018	4,485	8,210	—	—	5	—	—	8,215	—	—	8,215	—
Madera County, California: Land & Improvements	4/9/2019	16,102	8,074	2,696	17,916	—	1,549	—	8,074	4,245	17,916	30,235	(3,555)
Allegran and Van Buren County, Michigan: Land & Improvements	6/4/2019	2,840	1,634	800	2,694	—	—	—	1,634	800	2,694	5,128	(657)
Yolo County, California: Land & Improvements	6/13/2019	4,852	5,939	665	2,648	—	—	—	5,939	665	2,648	9,252	(493)
Monterey County, California: Land & Improvements	7/11/2019	5,549	8,629	254	—	2,174	1,845	—	10,803	2,099	—	12,902	(240)
Martin County, Florida: Land & Improvements	7/22/2019	35,494	51,691	6,595	—	4	1	—	51,695	6,596	—	58,291	(1,741)
Fresno County, California: Land & Improvements	8/16/2019	38,374	24,772	13,410	31,420	(3)	1,149	10	24,769	14,559	31,430	70,758	(5,977)
Ventura County, California: Land & Improvements	8/28/2019	12,340	20,602	397	—	172	1,599	—	20,774	1,996	—	22,770	(428)
Napa County, California: Land & Improvements	8/29/2019	17,212	27,509	1,646	2,923	3,235	1,264	427	30,744	2,910	3,350	37,004	(1,213)
Hayes County, Nebraska: Land & Improvements	10/7/2019	3,045	4,750	264	—	16	1	—	4,766	265	—	5,031	(143)
Hayes & Hitchcock County, Nebraska: Land & Improvements	10/7/2019	5,739	9,275	431	—	20	1	—	9,295	432	—	9,727	(259)
Phillips County, Colorado: Land & Improvements	1/15/2020	4,500	6,875	660	—	—	7	—	6,875	667	—	7,542	(196)
Kern County, California: Land, Improvements & Permanent plantings	6/24/2020	8,072	12,521	1,325	370	—	121	—	12,521	1,446	370	14,337	(108)
Wicomico & Caroline County, Maryland, and Sussex County, Delaware: Land & Improvements	8/31/2020	4,263	6,703	626	—	—	413	—	6,703	1,039	—	7,742	(172)
Fresno County, California: Land & Improvements	9/3/2020	17,911	15,071	4,680	11,921	—	69	—	15,071	4,749	11,921	31,741	(1,881)
Fresno County, California: Land, Improvements & Permanent plantings	10/1/2020	17,959	7,128	9,206	15,242	8	303	16	7,136	9,509	15,258	31,903	(2,351)
Ventura County, California: Land & Improvements	12/15/2020	12,450	19,215	1,264	—	48	3	—	19,263	1,267	—	20,530	(239)

Tulare County, California: Land, Improvements & Permanent plantings	12/17/2020	9,267	26,952	6,420	28,152	36	9	37	26,988	6,429	28,189	61,606	(5,367)
Whatcom County, Washington: Land, Improvements, & Permanent plantings	12/24/2020	16,610	8,219	7,228	16,281	18	187	35	8,237	7,415	16,316	31,968	(2,838)
San Joaquin County, California: Land, Improvements, & Permanent plantings	12/24/2020	21,883	12,265	2,142	19,924	6	40	10	12,271	2,182	19,934	34,387	(4,329)
San Joaquin County, California: Land, Improvements, & Permanent plantings	3/11/2021	—	—	4,306	—	—	—	—	—	4,306	—	4,306	(560)
Tehama County, California Land & Improvements & Horticulture	4/5/2021	22,336	27,747	2,512	6,600	103	34	—	27,850	2,546	6,600	36,996	(1,332)
Kern County, California Land & Improvements & Horticulture	6/4/2021	8,589	21,810	2,514	25,984	65	81	—	21,875	2,595	25,984	50,454	(3,826)
Van Buren County, Michigan: Land & Improvements & Horticulture	6/9/2021	7,795	3,677	4,391	5,233	14	44	70	3,691	4,435	5,303	13,429	(599)
Kern County, California Land & Improvements & Horticulture	8/11/2021	14,664	5,690	8,156	16,154	11	46	—	5,701	8,202	16,154	30,057	(2,226)
Yamhill County, Oregon Land & Improvements & Horticulture	8/11/2021	6,599	2,854	2,493	6,972	8	28	—	2,862	2,521	6,972	12,355	(822)
St. Lucie County, Florida Land & Improvements & Horticulture	8/18/2021	3,137	2,494	601	2,146	82	135	157	2,576	736	2,303	5,615	(346)
Kern County, California Land & Improvements & Horticulture	12/3/2021	13,259	22,363	2,894	62,744	23	67	—	22,386	2,961	62,744	88,091	(2,861)
Charlotte County, FL Land & Improvements & Horticulture	12/16/2021	4,742	7,275	75	—	2,034	1,224	—	9,309	1,299	—	10,608	(16)
Glenn, California Land & Improvements	6/16/2022	—	16,184	1,298	5,933	34	502	—	16,218	1,800	5,933	23,951	(400)
Franklin & Grant, Washington Land & Improvements & Horticulture	7/21/2022	—	11,437	1,607	15,798	162	7	41	11,599	1,614	15,839	29,052	(1,197)
Umatilla, Oregon Land & Improvements & Horticulture	7/21/2022	—	344	564	2,858	1	42	197	345	606	3,055	4,006	(72)
Miscellaneous Investments	Various	29,752	39,771	11,689	10,031	264	6,374	3,262	40,035	18,063	13,293	71,392	(6,781)
		$629,954	$832,446	$156,971	$352,795	$13,333	$71,395	$5,454	$845,779	$228,366	$358,249	$1,432,395	$(106,966)
(1)The aggregate cost for land, buildings, improvements, and permanent plantings for federal income tax purposes is approximately $1.5 billion.
(2)The Company computes depreciation using the straight-line method over the shorter of the estimated useful life or 50 for buildings, improvements, and permanent plantings; 5 to 20 years for equipment and fixtures; and the shorter of the useful life or the remaining lease term for tenant improvements.
The following table reconciles the change in the balance of real estate during the years ended December 31, 2022 and 2021, respectively (dollars in thousands):

	2022	2021
Balance, beginning of period	$1,357,800	$1,095,439
Additions:
Acquisitions during the period	59,449	257,862
Improvements	20,030	8,181
Deductions:
Dispositions during period	(4,884)	(3,682)
Balance, end of period	$1,432,395	$1,357,800
The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2022 and 2021, respectively (dollars in thousands):

	2022	2021
Balance, beginning of period	$74,002	$49,236
Additions during period	34,175	25,905
Dispositions during period	(1,211)	(1,139)
Balance, end of period	$106,966	$74,002

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Refer to “Management’s Report on Internal Controls over Financial Reporting,” located in Item 8 of this Form 10-K.
(c) Attestation Report of the Registered Public Accounting Firm
Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.
(d) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter or year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2022. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Election of Directors to Class of 2026,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” “Executive Officers,” and the sub-caption “Code of Ethics and Business Conduct.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” and the sub-caption “Compensation Committee Interlocks and Insider Participation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2023 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
 a.    DOCUMENTS FILED AS PART OF THIS REPORT
1.    The following financial statements are filed herewith:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Equity for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020
Notes to Financial Statements
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
3.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed on November 2, 2012.
3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on July 12, 2017.
3.3	Articles Supplementary 6.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.
3.4
Articles Supplementary for 6.00% Series C Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

3.5	Articles Supplementary for 5.00% Series D Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on January 14, 2021.
3.6	Articles Supplementary, incorporated by reference to Exhibit 3.7 to the Quarterly Report on Form 10-Q (File No. 001-35795), filed on May 12, 2021.
3.7	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on November 9, 2022.
3.8
Articles Supplementary for 5.00% Series E Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35795), filed on November 9, 2022.

3.9	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 the Registration Statement on Form S-11 (File No. 333-183965), filed on November 15, 2012.
4.1	Description of Securities.+
4.2
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

4.5	Form of Certificate for 5.00% Series D Cumulative Term Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on January 14, 2021.

4.6
Form of Certificate for 5.00% Series E Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35795), filed on November 9, 2022.

4.7	Form of Indenture, incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 333-236943), filed on March 6, 2020.
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

10.4
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

10.7
Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Gladstone Land Limited Partnership, including Exhibit SE thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35795), filed on November 9, 2022.

10.8
Amended and Restated AgVantage Bond Purchase Agreement, dated as of December 10, 2020, by and among Gladstone Lending Company, LLC, as Issuer, Farmer Mac Mortgage Securities Corporation, as Bond Purchaser, and Federal Agricultural Mortgage Corporation, as Guarantor, incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K (File No. 001-35795), filed on December 15, 2020.

10.9
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

10.10
Loan Agreement, dated as of February 20, 2020, by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

10.11
First Amendment to Loan Agreement, dated as of February 3, 2022 by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-357954), filed on February 22, 2022

10.12
Equity Distribution Agreement, dated May 12, 2020, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Ladenburg Thalmann & Co., Inc., incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 12, 2020.

10.13
Amendment No.1 to Equity Distribution Agreement, dated May 18, 2021, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Ladenburg Thalmann & Co. Inc., incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 18, 2021.

10.14
Equity Distribution Agreement, dated May 12, 2020, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Virtu Americas, LLC, incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-35795), filed on May 12, 2020.

10.15
Amendment No.1 to Equity Distribution Agreement, dated May 18, 2021, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Virtu Americas LLC, incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-35795), filed on May 18, 2021

10.16
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

10.18
Second Amendment to the Escrow Agreement, dated as of November 9, 2022, by and between Gladstone Land Corporation and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on August 24, 2022.

10.19
Amended and Restated Dealer Manager Agreement, dated as of August 24, 2022, by and between Gladstone Land Corporation and Gladstone Securities, LLC, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 24, 2022.

10.20
Dealer Manager Agreement, dated as of November 9, 2022, by and between Gladstone Land Corporation and Gladstone Securities, LLC., incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on November 9, 2022

21	List of Subsidiaries of Gladstone Land Corporation.+
23	Consent of PricewaterhouseCoopers, LLP.+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++
99.1	Estimated Value Methodology for Series C Cumulative Redeemable Preferred Stock at December 31, 2022 +
*	Certain information in this exhibit has been redacted pursuant to Item 601(b)(10) of Regulation S-K and the Company agrees to furnish to the Securities and Exchange Commission a complete copy of the exhibit, including the redacted portions, upon request.
+	Filed herewith.
++	Furnished herewith.

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of December 31, 2022, and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021, and 2020, (iii) the Condensed Consolidated Statements of Equity for the years ended December 31, 2022, 2021, and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020, and (v) the Notes to the Condensed Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: February 21, 2023	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer

Date: February 21, 2023	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer, President, and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2023	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer, President, and Chairman of the Board of Directors (principal executive officer)

Date: February 21, 2023	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date: February 21, 2023	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer (principal financial and accounting officer)

Date: February 21, 2023	By:	/s/ Paul Adelgren
Paul Adelgren
Director

Date: February 21, 2023	By:	/s/ Michela A. English
Michela A. English
Director

Date: February 21, 2023	By:	/s/ Paula Novara
Paula Novara
Director

Date: February 21, 2023	By:	/s/ John Outland
John Outland
Director

Date: February 21, 2023	By:	/s/ Anthony W. Parker
Anthony W. Parker
Director

Date: February 21, 2023	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr.
Director