Form 10-Q
period 2023-03-31
GLADSTONE LAND Corp
filed 2023-05-08
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 5, 2023, was 35,713,982.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2023

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Real estate, at cost	$1,431,761	$1,432,394
Less: accumulated depreciation	(115,578)	(106,966)
Total real estate, net	1,316,183	1,325,428
Lease intangibles, net	5,518	5,702
Cash and cash equivalents	38,728	61,141
Other assets, net	66,021	64,980
TOTAL ASSETS	$1,426,450	$1,457,251

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	598,957	626,400
Series D cumulative term preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of March 31, 2023, and December 31, 2022	59,210	59,107
Accounts payable and accrued expenses	9,674	16,266
Due to related parties, net	3,034	4,370
Other liabilities, net	20,595	19,646
Total liabilities	691,570	725,889
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,456,065 shares authorized, 5,956,065 shares issued and outstanding as of March 31, 2023, and December 31, 2022	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,941,527 shares authorized, 10,195,602 shares issued and outstanding as of March 31, 2023; 25,951,347 shares authorized, 10,191,353 shares issued and outstanding as of December 31, 2022	10	10
Series E cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 16,000,000 shares authorized, 60,200 shares issued and outstanding as of March 31, 2023; 16,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022	—	—
Common stock, $0.001 par value; 48,002,408 shares authorized, 35,713,982 shares issued and outstanding as of March 31, 2023; 47,992,588 shares authorized, 35,050,397 shares issued and outstanding as of December 31, 2022	36	35
Additional paid-in capital	851,063	836,674
Distributions in excess of accumulated earnings	(123,594)	(114,370)
Accumulated other comprehensive income	7,359	9,007
Total stockholders’ equity	734,880	731,362
Non-controlling interests in Operating Partnership	—	—
Total equity	734,880	731,362
TOTAL LIABILITIES AND EQUITY	$1,426,450	$1,457,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
OPERATING REVENUES:
Lease revenue, net	$21,202	$19,943
Total operating revenues	21,202	19,943
OPERATING EXPENSES:
Depreciation and amortization	9,119	8,346
Property operating expenses	1,128	703
Base management fee	2,149	2,037
Incentive fee	—	1,131
Administration fee	575	463
General and administrative expenses	786	684
Total operating expenses	13,757	13,364
OTHER INCOME (EXPENSE):
Other income	2,620	2,767
Interest expense	(6,036)	(6,448)
Dividends declared on cumulative term preferred stock	(755)	(755)
Loss on dispositions of real estate assets, net	(481)	(976)
Property and casualty (loss) recovery, net	(1,016)	49
Loss from investments in unconsolidated entities	(27)	(29)
Total other expense, net	(5,695)	(5,392)
NET INCOME	1,750	1,187
Net income attributable to non-controlling interests	—	(9)
NET INCOME ATTRIBUTABLE TO THE COMPANY	1,750	1,178
Dividends declared on cumulative redeemable preferred stock	(6,068)	(3,912)
Loss on extinguishment of cumulative redeemable preferred stock	(2)	(3)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,320)	$(2,737)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.12)	$(0.08)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	35,547,397	34,285,002

NET INCOME	$1,750	$1,187
Change in fair value related to interest rate hedging instruments	(1,648)	4,730
COMPREHENSIVE INCOME	102	5917
Net income attributable to non-controlling interests	—	(9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$102	$5,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2023
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2022	5,956,065	$6	10,191,353	$10	—	$—	35,050,397	$35	$836,674	$(114,370)	$9,007	$731,362	$—	$731,362
Issuance of Series C Preferred Stock, net	—	—	14,069	—	—	—	—	—	318	—	—	318	—	318
Redemptions of Series C Preferred Stock	—	—	(9,820)	—	—	—	—	—	(223)	(2)	—	(225)	—	(225)
Issuance of Series E Preferred Stock, net	—	—	—	—	60,200	—	—	—	1,349	—	—	1,349	—	1,349
Issuance of common stock, net	—	—	—	—	—	—	663,585	1	12,945	—	—	12,946	—	12,946
Net income	—	—	—	—	—	—	—	—	—	1,750	—	1,750	—	1,750
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(6,068)	—	(6,068)	—	(6,068)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(4,904)	—	(4,904)	—	(4,904)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	(1,648)	(1,648)	—	(1,648)
Balance at March 31, 2023	5,956,065	$6	10,195,602	$10	60,200	$—	35,713,982	$36	$851,063	$(123,594)	$7,359	$734,880	$—	$734,880

	Three Months Ended March 31, 2022
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2021	5,956,065	$6	3,493,333	$3	—	$—	34,210,013	$34	$668,275	$(80,467)	$(1,036)	$586,815	$2,251	$589,066
Issuance of Series C Preferred Stock, net	—	—	1,554,170	2	—	—	—	—	35,281	—	—	35,283	—	35,283
Redemptions of Series C Preferred Stock	—	—	(2,480)	—	—	—	—	—	(56)	(3)	—	(59)	—	(59)
Issuance of common stock, net	—	—	—	—	—	—	310,055	1	10,321	—	—	10,322	—	10,322
Net income	—	—	—	—	—	—	—	—	—	1,178	—	1,178	9	1,187
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(3,912)	—	(3,912)	—	(3,912)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(4,664)	—	(4,664)	(28)	(4,692)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	4,730	4,730	—	4,730
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	(16)	—	—	(16)	16	—
Balance at March 31, 2022	5,956,065	$6	5,045,023	$5	—	$—	34,520,068	$35	$713,805	$(87,868)	$3,694	$629,677	$2,248	$631,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,750	$1,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,119	8,346
Amortization of debt issuance costs	261	271
Amortization of deferred rent assets and liabilities, net	(32)	(67)
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	23	23
Loss from investments in unconsolidated entities	27	29
Bad debt expense	32	67
Loss on dispositions of real estate assets, net	481	976
Property and casualty loss (recovery), net	1,016	(49)
Changes in operating assets and liabilities:
Other assets, net	(2,586)	(1,558)
Accounts payable and accrued expenses and Due to related parties, net	(6,367)	(344)
Other liabilities, net	990	(1,328)
Net cash provided by operating activities	4,714	7,553
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on existing real estate assets	(2,871)	(3,518)
Deposits on prospective real estate acquisitions and investments	(145)	(54)
Net cash used in investing activities	(3,016)	(3,572)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from notes and bonds payable	—	5,122
Repayments of notes and bonds payable	(27,570)	(12,910)
Payments of financing fees	—	(708)
Proceeds from issuance of preferred and common equity	14,690	48,823
Offering costs	(361)	(3,285)
Redemptions of cumulative redeemable preferred stock	(225)	(59)
Dividends paid on cumulative redeemable preferred stock	(5,741)	(3,599)
Distributions paid on non-controlling common interests in Operating Partnership	—	(28)
Distributions paid on common stock	(4,904)	(4,664)
Net cash (used in) provided by financing activities	(24,111)	28,692
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,413)	32,673
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,141	16,708
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,728	$49,381

NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	$712	$5,162
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	93	22
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	—	20
Unrealized loss related to interest rate hedging instruments	(7,359)	(3,694)
Dividends paid on Series C Preferred Stock via additional share issuances	320	119

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of March 31, 2023, and December 31, 2022, the Company owned 100.0% of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the three months ended March 31, 2023, and for the tax year ended December 31, 2022, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2023 (the “Form 10-K”). The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Recently-Issued Accounting Pronouncements
As of March 31, 2023, there were no recently-issued accounting pronouncements that had a material impact on our condensed consolidated financial statements.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS

All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 169 farms we owned as of March 31, 2023 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,844	32,321	45,000	$862,632	$399,914
Florida	26	22,606	17,639	0	222,844	101,171
Washington	6	2,529	1,997	0	63,332	21,005
Arizona(6)	6	6,320	5,333	0	53,760	12,544
Colorado	12	32,773	25,577	0	46,302	15,086
Nebraska	9	7,782	7,050	0	30,718	11,897
Oregon(7)	6	898	736	0	29,724	11,647
Michigan	23	1,892	1,245	0	23,704	14,036
Texas	1	3,667	2,219	0	8,157	4,878
Maryland	6	987	863	0	8,082	4,406
South Carolina	3	597	447	0	3,610	2,170
Georgia	2	230	175	0	2,709	1,667
North Carolina	2	310	295	0	2,151	—
New Jersey	3	116	101	0	2,110	1,256
Delaware	1	180	140	0	1,306	707
	169	115,731	96,138	45,000	$1,361,141	$602,384
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
(2)Excludes approximately $3.3 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of March 31, 2023, this investment had a net carrying value of approximately $1.0 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(4)Includes five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. The ground sublease had a net cost basis of approximately $715,000 as of March 31, 2023 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets).
(5)Includes 45,000 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California. See “—Investments in Water Assets” below for additional information on this water.
(6)Includes two farms in which we own a leasehold interest via ground leases with the State of Arizona that expire in February 2025 and February 2032, respectively. In total, these two ground leases consist of 1,368 total acres and 1,221 farm acres and had an aggregate net cost basis of approximately $627,000 as of March 31, 2023 (included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets).
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of March 31, 2023, this investment had a net carrying value of approximately $4.8 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of March 31, 2023, and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Real estate:
Land and land improvements	$845,684	$845,779
Permanent plantings	358,259	358,249
Irrigation and drainage systems	165,673	165,438
Farm-related facilities	48,760	48,690
Other site improvements	13,385	14,238
Real estate, at cost	1,431,761	1,432,394
Accumulated depreciation	(115,578)	(106,966)
Total real estate, net	$1,316,183	$1,325,428
Real estate depreciation expense on these tangible assets was approximately $8.9 million and $8.1 million for the three months ended March 31, 2023 and 2022, respectively.

Included in the table above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant improvements. As of March 31, 2023, and December 31, 2022, we recorded tenant improvements, net of accumulated depreciation, of approximately $2.9 million and $3.0 million, respectively. We recorded both depreciation expense and additional lease revenue related to these tenant improvements of approximately $148,000 and $103,000 for the three months ended March 31, 2023 and 2022, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of March 31, 2023, and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Lease intangibles:
Leasehold interest – land	$4,295	$4,295
In-place lease values	2,763	2,763
Leasing costs	3,144	3,088
Other(1)	141	133
Lease intangibles, at cost	10,343	10,279
Accumulated amortization	(4,825)	(4,577)
Lease intangibles, net	$5,518	$5,702
(1)Other consists primarily of acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $252,000 and $266,000 for the three months ended March 31, 2023 and 2022, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of March 31, 2023, and December 31, 2022 (dollars in thousands):

	March 31, 2023		December 31, 2022
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$4,691	$(734)	$4,702	$(585)
Below-market lease values and other deferred revenue(2)	(2,010)	562	(2,010)	518
	$2,681	$(172)	$2,692	$(67)
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
Total amortization related to above-market lease values and lease incentives was approximately $159,000 and $82,000 for the three months ended March 31, 2023 and 2022, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $44,000 and $45,000 for the three months ended March 31, 2023 and 2022, respectively.
Acquisitions
We did not acquire any new farms during either of the three months ended March 31, 2023 or 2022.
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
As of March 31, 2023, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.0% and 20.4%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.

During the three months ended March 31, 2023 and 2022, we recorded an aggregate loss of approximately $27,000 and $29,000, respectively (included in Loss from investments in unconsolidated entities on our Condensed Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. As of both March 31, 2023, and December 31, 2022, our combined ownership interest in the Fresno LLC and Umatilla LLC had an aggregate carrying value of approximately $5.8 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
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
As of March 31, 2023, the investment in banked water had a carrying value of approximately $34.0 million, which includes the subsequent cost to execute the contracts, and is included within Other assets, net on our Condensed Consolidated Balance Sheets.
Portfolio Concentrations
Credit Risk
As of March 31, 2023, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10% of the total lease revenue recorded during the three months ended March 31, 2023.
Geographic Risk
Farms located in California and Florida accounted for approximately $13.6 million (64.2%) and $3.7 million (17.5%), respectively, of the total lease revenue recorded during the three months ended March 31, 2023. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster (such as an earthquake, wildfire, or flood) occur or climate change impact the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California or Florida have been materially impacted by the recent wildfires, droughts, or hurricanes that occurred in those respective regions. See “—California Floods” below for a discussion on damage caused on certain of our farms by the recent floods that occurred in California. No other single state accounted for more than 10% of the total rental revenue recorded during the three months ended March 31, 2023.
California Floods
In January 2023, periods of heavy rainfall in California resulted in floods that impacted several areas of the state, including regions where certain of our farms are located. As a result of the flooding, one of our farms in the Central Valley suffered damage to certain structures located on the farm. We are still in the process of assessing the damage; however, as of March 31, 2023, we estimated the carrying value of the structures on this property damaged by the floods to be approximately $855,000. As such, during the three months ended March 31, 2023, we wrote down the carrying value of these structures and also recorded a corresponding property and casualty loss, included within Property and casualty (loss) recovery, net on our Condensed Consolidated Statements of Operations and Comprehensive Income. We currently expect the damage to be fully covered by either insurance or the tenant’s obligations pursuant to the lease. Certain of our other farms in California suffered minor damage as a result of the floods, but no other farms were materially impacted.
Impairment

We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of March 31, 2023, and December 31, 2022, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
NOTE 4. BORROWINGS
Our borrowings as of March 31, 2023, and December 31, 2022, are summarized below (dollars in thousands):

	Carrying Value as of		As of March 31, 2023
	March 31, 2023	December 31, 2022	Stated Interest Rates(1) (Range; Wtd. Avg)	Maturity Dates (Range; Wtd. Avg)
Notes and bonds payable:
Fixed-rate notes payable	$545,294	$550,974	2.45%-5.70%; 3.73%	6/1/2023–7/1/2051; June 2033
Variable-rate notes payable	—	1,104	N/A	N/A
Fixed-rate bonds payable	56,990	77,776	2.13%–4.57%; 3.54%	7/31/2023–12/30/2030; May 2026
Total notes and bonds payable	602,284	629,854
Debt issuance costs – notes and bonds payable	(3,327)	(3,454)	N/A	N/A
Notes and bonds payable, net	$598,957	$626,400

Variable-rate revolving lines of credit	$100	$100	6.79%	4/5/2024

Total borrowings, net	$599,057	$626,500
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of March 31, 2023, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.2 billion. The weighted-average stated interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.77% for the three months ended March 31, 2023, as compared to 3.72% for the three months ended March 31, 2022. In addition, 2022 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 24.1% reduction (approximately 109 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage” for further discussion on interest patronage.
As of March 31, 2023, we were in compliance with all covenants applicable to the above borrowings.
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
The following table summarizes the pertinent terms of the Current MetLife Facility as of March 31, 2023 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		4/5/2024	$100	3-month LIBOR + 2.00%	(2)	$74,900
2020 MetLife Term Note	75,000	(3)	1/5/2030	36,900	2.75%, fixed through 1/4/2030	(4)	38,100
2022 MetLife Term Note	100,000	(3)	1/5/2032	—	(4)		100,000
Totals	$250,000			$37,000			$213,000
(1)Based on the properties that were pledged as collateral under the Current MetLife Facility, as of March 31, 2023, the maximum additional amount we could draw under the facility was approximately $110.3 million.
(2)The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under each line of credit). Subsequent to March 31, 2023, the index on which the interest rate on the MetLife Lines of Credit is based transitioned from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Effective April 5, 2023, the MetLife Lines of Credit will bear interest at a rate of 3-month Term SOFR plus a spread of approximately 2.11%.
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
As of March 31, 2023, we had approximately $57.0 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with various different Farm Credit associations (collectively, “Farm Credit”). We did not enter into any new loan agreements with Farm Credit during the three months ended March 31, 2023.
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
During the three months ended March 31, 2023, we recorded interest patronage of approximately $2.3 million related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2022, and during the three months ended September 30, 2022, we received approximately $113,000 of interest patronage, as certain Farm Credit associations paid a portion of the 2022 interest patronage (which relates to interest accrued during 2022 but is typically paid during the first half of 2023) early. In total, 2022 interest patronage resulted in a 24.1% reduction (approximately 109 basis points) to the interest rates on such borrowings.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of March 31, 2023, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining nine months ending December 31:	2023	$18,040
For the fiscal years ending December 31:	2024	40,869
	2025	39,245
	2026	18,412
	2027	51,638
	2028	78,071
	Thereafter	356,009
		$602,284
During the three months ended March 31, 2023, we repaid approximately $21.8 million of maturing loans. On a weighted-average basis, these borrowings bore interest at a stated rate of 3.46% and an effective interest rate (after interest patronage, where applicable) of 3.40%.
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
As of March 31, 2023, the aggregate fair value of our notes and bonds payable was approximately $553.6 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $602.3 million. The fair value of our notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of March 31, 2023, is deemed to approximate their aggregate carrying value of $100,000.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the FASB’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of March 31, 2023, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is initially recorded in Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects. During the next 12 months, we estimate that an additional $2.2 million will be reclassified as a reduction to interest expense.
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2023, and December 31, 2022 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of March 31, 2023	4	$72,972
As of December 31, 2022	4	73,392
The following table presents the fair value of our interest rate swaps as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$7,359	$9,007
Total		$7,359	$9,007
The following table presents the amount of (loss) income recognized in comprehensive income within our condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Derivative in cash flow hedging relationship:
Interest rate swaps	$(1,648)	$4,730
Total	$(1,648)	$4,730
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2023, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
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
As of March 31, 2023, the fair value of our Series D Term Preferred Stock was approximately $58.0 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on March 31, 2023, of $24.00.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the three months ended March 31, 2023, see Note 8, “Equity—Distributions.”

NOTE 6. RELATED-PARTY TRANSACTIONS
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by David Gladstone, our chairman, chief executive officer, and president. In addition, two of our executive officers, Mr. Gladstone and Terry Brubaker (our chief operating officer), serve as directors and executive officers of each of our Adviser and Administrator, and Michael LiCalsi, our general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary) is also executive vice president of administration of our Adviser.
We have entered into an investment advisory agreement with our Adviser (the “Advisory Agreement”) and an administration agreement with our Administrator (the “Administration Agreement”). Both the Advisory Agreement and the Administration Agreement were approved unanimously by our Board of Directors, including our independent directors. A summary of the compensation terms for the Advisory Agreement and a summary of the Administration Agreement is below.
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
Base Management Fee
Pursuant to the Advisory Agreement, a base management fee is paid quarterly and is calculated at an annual rate of 0.60% (0.15% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the gross cost of tangible real estate owned by us (including land and land improvements, permanent plantings, irrigation and drainage systems, farm-related facilities, and other tangible site improvements), prior to any accumulated depreciation, and as shown on our balance sheet or the notes thereto for the applicable quarter.
Incentive Fee
Pursuant to the Advisory Agreement, an incentive fee is calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Common Equity.
For purposes of this calculation, Pre-Incentive Fee FFO is defined in the Advisory Agreement as FFO (also as defined in the Advisory Agreement) accrued by the Company during the current calendar quarter (prior to any incentive fee calculation for the current calendar quarter), less any dividends declared on preferred stock securities that are not treated as a liability for GAAP purposes. In addition, Total Adjusted Common Equity is defined as common stockholders’ equity plus non-controlling common interests in the Operating Partnership, if any (each as reported on our balance sheet), adjusted to exclude unrealized gains and losses and certain other one-time events and non-cash items.
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
Capital Gains Fee
Pursuant to the Advisory Agreement, a capital gains-based incentive fee is calculated and payable in arrears at the end of each fiscal year (or upon termination of the Advisory Agreement). The capital gains fee shall equal: (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses, minus (ii) any aggregate capital gains fees paid in prior periods. For purposes of this calculation, realized capital gains and losses will be calculated as (x) the sales price of the property, minus (y) any costs to sell the property and the then-current gross value of the property (which includes the property’s original acquisition price plus any subsequent, non-reimbursed capital improvements). At the end of each fiscal year, if this figure is negative, no capital gains fee shall be paid.
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
We paid total financing fees to Gladstone Securities of $0 and approximately $94,000 during the three months ended March 31, 2023 and 2022, respectively. Through March 31, 2023, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
Dealer-Manager Agreements
We have entered into dealer-manager agreements with Gladstone Securities (collectively, the “Dealer-Manager Agreements”), pursuant to which Gladstone Securities served or serves as our exclusive dealer-manager in connection with the offering of our Series C Preferred Stock and Series E Preferred Stock (each as defined in Note 8, “Equity—Equity Issuances”).
Pursuant to the Dealer-Manager Agreements, Gladstone Securities provides certain sales, promotional, and marketing services to us in connection with the offering of the Series C Preferred Stock and Series E Preferred Stock, and we generally paid or pay Gladstone Securities the following:
•With regard to the Series C Preferred Stock:
iselling commissions of up to 6.0% of the gross proceeds from sales in the offering (the “Series C Selling Commissions”), and iia dealer-manager fee of 3.0% of the gross proceeds from sales in the offering (the “Series C Dealer-Manager Fee”).
•With regard to the Series E Preferred Stock:
iselling commissions of up to 7.0% of the gross proceeds from sales in the offering (the “Series E Selling Commissions,” and together with the Series C Selling Commissions, the “Selling Commissions”), and
iia dealer-manager fee of 3.0% of the gross proceeds from sales in the offering (the “Series E Dealer-Manager Fee,” and together with the Series C Dealer-Manager Fee, the “Dealer-Manager Fees”).
No Selling Commissions or Dealer-Manager Fees were paid with respect to shares of the Series C Preferred Stock sold pursuant to our dividend reinvestment plan (the “DRIP”) for the Series C Preferred Stock. Gladstone Securities may, in its sole discretion, remit all or a portion of the Selling Commissions and also reallow all or a portion of the Dealer-Manager Fees to participating broker-dealers and wholesalers in support of the offerings. The terms of the Dealer-Manager Agreement were approved by our board of directors, including its independent directors.
The following tables summarizes the total Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities during the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Series C Preferred Stock	$—	$3,178
Series E Preferred Stock	149	—
Total Selling Commissions and Dealer-Manager Fees	$149	$3,178
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
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Base management fee(1)(2)	$2,149	$2,037
Incentive fee(1)(2)	—	1,131
Total fees to our Adviser	$2,149	$3,168

Administration fee(1)(2)	$575	$463

Selling Commissions and Dealer-Manager Fees(1)(3)	$149	$3,178
Financing fees(1)(4)	—	94
Total fees to Gladstone Securities	$149	$3,272
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
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022, were as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Base management fee	$2,149	$2,141
Incentive fee	—	1,589
Other, net(1)	60	80
Total due to Adviser	2,209	3,810
Administration fee	575	536
Cumulative accrued but unpaid portion of prior Administration Fees(2)	242	—
Total due to Administrator	817	536
Total due to Gladstone Securities(3)	8	24
Total due to related parties(4)	$3,034	$4,370
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
(3)Represents certain costs related to sales of preferred stock paid by Gladstone Securities on our behalf.
(4)Reflected as a line item on our accompanying Condensed Consolidated Balance Sheets.

NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, we may be involved in legal proceedings from time to time. We are not currently subject to any material known or threatened litigation.
NOTE 8. EQUITY
Registration Statement
On March 6, 2020, we filed a universal registration statement on Form S-3 (File No. 333-236943) with the SEC (the “2020 Registration Statement”). The 2020 Registration Statement, which was declared effective by the SEC on April 1, 2020, permitted us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Through March 31, 2023, we issued a total of 10,254,074 shares of Series C Preferred Stock for gross proceeds of approximately $253.9 million, 2,415,000 shares of Series D Term Preferred Stock for gross proceeds of approximately $60.4 million, 60,200 shares of Series E Preferred Stock for gross proceeds of approximately $1.5 million, and 14,367,524 shares of common stock (including common stock issued to redeem OP Units) for gross proceeds of approximately $280.9 million under the 2020 Registration Statement.
On March 28, 2023, we filed a universal registration statement on Form S-3, as amended (File No. 333-270901), with the SEC (the “2023 Registration Statement”) to replace the 2020 Registration Statement. The 2023 Registration Statement, which was declared effective by the SEC on April 13, 2023, permits us to issue up to an aggregate of $1.5 billion in securities consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more securities. As of March 31, 2023, we had not issued any securities under the 2023 Registration Statement. See Note 11, “Subsequent Events,” for equity issuances completed subsequent to March 31, 2023.
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
The Primary Series C Offering terminated on December 31, 2022, with substantially all of the allotted 10,200,000 shares being sold. In addition, the Series C Preferred Stock DRIP was terminated effective March 22, 2023. Exclusive of redemptions, the Primary Series C Offering resulted in total gross proceeds of approximately $252.6 million and net proceeds, after deducting Series C Selling Commissions, Series C Dealer-Manager Fees, and offering expenses payable by us, of approximately $230.5 million. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreements,” for a discussion of the commissions and fees paid to Gladstone Securities in connection with the Series C Offering.
The following table provides information on sales of our Series C Preferred Stock during the three months ended March 31, 2022 (dollars in thousands, except per-share amounts):

Three Months Ended March 31, 2022
Number of shares sold(1)	1,548,931
Weighted-average offering price per share	$24.80
Gross proceeds	$38,416
Net proceeds(2)	$35,238

(1)Excludes shares issued pursuant to the DRIP. We issued approximately 14,069 and 5,239 shares of the Series C Preferred Stock pursuant to the DRIP during the three months ended March 31, 2023 and 2022, respectively.
(2)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.
In addition, during the three months ended March 31, 2023 and 2022, 9,820 and 2,480 shares, respectively, of Series C Preferred Stock were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $225,000 and $59,000, respectively.
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
The following table provides information on sales of our Series E Preferred Stock during the three months ended March 31, 2023 (dollars in thousands, except per-share amounts):

Three Months Ended March 31, 2023
Number of shares sold	60,200
Weighted-average offering price per share	$24.98
Gross proceeds	$1,504
Net proceeds(1)	$1,355
(1)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.
Refer to Note 11, “Subsequent Events—Financing Activity—Equity Activity,” for sales of the Series E Preferred Stock completed subsequent to March 31, 2023.
The Series E Offering will terminate on the date (the “Series E Termination Date”) that is the earlier of (i) December 31, 2025 (unless terminated or extended by our Board of Directors) and (ii) the date on which all 8,000,000 shares of Series E Preferred Stock offered in the Series E Offering are sold. There is currently no public market for shares of Series E Preferred Stock. We intend to apply to list the Series E Preferred Stock on Nasdaq or another national securities exchange within one calendar year of the Series E Termination Date; however, there can be no assurance that a listing will be achieved in such timeframe, or at all.
Common Stock
At-the-Market Program
On May 12, 2020, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Virtu Americas LLC and Ladenburg & Co. Inc. (each a “Sales Agent”), that, as subsequently amended, permitted us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $260.0 million (the “ATM Program”). The following table provides information on shares of common stock sold by the Sales Agents under the ATM Program during the three months ended March 31, 2023 and 2022 (dollars in thousands, except per-share amounts):

	Three Months Ended March 31,
	2023	2022
Number of shares sold	663,585	310,055
Weighted-average offering price per share	$19.72	$33.64
Gross proceeds	$13,084	$10,431
Net proceeds(1)	$12,953	$10,327
(1)Net of underwriting commissions.
On April 13, 2023, we entered into separate amended and restated equity distribution agreements with the Sales Agents to allow us to sell shares of our common stock having an aggregate offering price of up to $500.0 million.

Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of March 31, 2023, and December 31, 2022, we owned 100.0% of the outstanding OP Units.
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
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the three months ended March 31, 2023 and 2022 are reflected in the table below.

	Three Months Ended March 31,
Issuance	2023	2022
Series B Preferred Stock	$0.375	$0.375
Series C Preferred Stock	0.375	0.375
Series D Term Preferred Stock(1)	0.312501	0.312501
Series E Term Preferred Stock	0.312501	—
Common Stock(2)	0.1377	0.1359
(1)Dividends are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenue for the three months ended March 31, 2023 and 2022 (dollars in thousands, except for footnotes):

	Three Months Ended March 31,
	2023	2022
Fixed lease payments(1)	$20,960	$19,938
Variable lease payments(2)	242	5
Lease revenue, net(3)	$21,202	$19,943
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments primarily consist of participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three months ended March 31, 2023 and 2022, we recorded participation rents of approximately $195,000 and $0, respectively, and reimbursements of certain property operating expenses by tenants of approximately $37,000 and $5,000, respectively. In addition, during the three months ended March 31, 2023, we recorded approximately $10,000 of late fees.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022, computed using the weighted average number of common shares outstanding during the respective periods. Earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-

controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss.

	Three Months Ended March 31,
(Dollars in thousands, except per-share amounts):	2023	2022
Net loss attributable to common stockholders	$(4,320)	$(2,737)
Weighted average shares of common stock outstanding – basic and diluted	35,547,397	34,285,002
Loss per common share – basic and diluted	$(0.12)	$(0.08)
The weighted-average number of OP Units held by non-controlling OP Unitholders was 0 and 204,778 for the three months ended March 31, 2023 and 2022, respectively.
NOTE 11. SUBSEQUENT EVENTS
Financing Activity—Equity Activity
The following table provides information on equity sales that have occurred subsequent to March 31, 2023 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series E Preferred Stock	39,781	$24.89	$990	$895
(1)Net of Selling Commissions and Dealer-Manager Fees or underwriting discounts and commissions (in each case, as applicable).
Distributions
On April 11, 2023, our Board of Directors authorized and we declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	April 21, 2023	April 28, 2023	$0.125
	May 23, 2023	May 31, 2023	0.125
	June 21, 2023	June 30, 2023	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	April 26, 2023	May 5, 2023	$0.125
	May 26, 2023	June 5, 2023	0.125
	June 27, 2023	July 5, 2023	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	April 21, 2023	April 28, 2023	$0.104167
	May 23, 2023	May 31, 2023	0.104167
	June 21, 2023	June 30, 2023	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Series E Preferred Stock:	April 26, 2023	May 5, 2023	$0.104167
	May 26, 2023	June 5, 2023	0.104167
	June 27, 2023	July 5, 2023	0.104167
Total Series E Preferred Stock Distributions:			$0.312501

Common Stock(1):	April 21, 2023	April 28, 2023	$0.046
	May 23, 2023	May 31, 2023	0.046
	June 21, 2023	June 30, 2023	0.046
Total Common Stock Distributions			$0.138

(1)The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling OP Unitholders as of the above record dates.
Director Activity
Terry Brubaker resigned from our Board of Directors, effective April 14, 2023. Mr. Brubaker’s resignation was not a result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely,” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”), except as required by law.
All references to “we,” “our,” “us” and the “Company” in this Quarterly Report mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term refers only to Gladstone Land Corporation.
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. With the exception of one farm in California, which is currently self-operated (on a temporary basis and via a management agreement with an unrelated third-party), we are not a grower of crops, nor do we typically farm the properties we own. We currently own 169 farms comprised of 115,731 acres located across 15 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
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
Portfolio Diversification
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 169 farms leased to 88 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations (by state) of our farms owned as of and during the three months ended March 31, 2023 and 2022 (dollars in thousands):

	As of and For the Three Months Ended March 31, 2023					As of and For the Three Months Ended March 31, 2022
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,844	30.1%	$13,606	64.2%	62	33,027	29.3%	$13,250	66.4%
Florida	26	22,606	19.5%	3,713	17.5%	26	22,591	20.1%	3,587	18.0%
Washington	6	2,529	2.2%	1,162	5.5%	3	1,384	1.2%	599	3.0%
Colorado	12	32,773	28.3%	597	2.8%	12	32,773	29.1%	529	2.6%
Arizona	6	6,320	5.5%	563	2.7%	6	6,280	5.6%	503	2.5%
Oregon	6	898	0.8%	518	2.4%	5	726	0.6%	363	1.8%
Nebraska	9	7,782	6.7%	369	1.7%	9	7,782	6.9%	336	1.7%
Michigan	23	1,892	1.6%	246	1.2%	23	1,892	1.7%	353	1.8%
Maryland	6	987	0.8%	115	0.5%	6	987	0.9%	110	0.5%
Texas	1	3,667	3.2%	112	0.5%	1	3,667	3.3%	113	0.6%
South Carolina	3	597	0.5%	61	0.3%	3	597	0.5%	61	0.3%
Georgia	2	230	0.2%	56	0.3%	2	230	0.2%	56	0.3%
North Carolina	2	310	0.3%	33	0.2%	2	310	0.3%	33	0.2%
New Jersey	3	116	0.1%	32	0.1%	3	116	0.1%	32	0.2%
Delaware	1	180	0.2%	19	0.1%	1	180	0.2%	18	0.1%
TOTALS	169	115,731	100.0%	$21,202	100.0%	164	112,542	100.0%	$19,943	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual, semi-annual, or quarterly basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 120 of our farms are leased on a pure, triple-net basis, 45 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, or insurance costs), and 1 farm is self-operated. Additionally, 29 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of March 31, 2023 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Three Months Ended March 31, 2023	% of Total Lease Revenues
2023 (2)	7	5,921	5.1%	$1,710	8.1%
2024	9	10,384	9.0%	1,567	7.4%
2025	10	20,640	17.9%	1,862	8.8%
2026	13	12,061	10.4%	1,381	6.5%
2027	4	6,393	5.5%	2,207	10.4%
Thereafter	57	59,252	51.2%	12,288	57.9%
Other(3)	10	1,080	0.9%	187	0.9%
Totals	110	115,731	100.0%	$21,202	100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Includes one lease with a tenant termination option that we do not currently expect to be exercised.

(3)Primarily consists of ancillary leases (e.g., renewable energy leases; oil, gas, and mineral leases; telecommunications leases; etc.) with varying expirations on certain of our farms. Also includes one farm that was self-operated as of March 31, 2023, for which we recorded approximately $77,000 of lease revenues attributable to the former tenant during the three months ended March 31, 2023.
Aside from an early termination option available to the tenant on one of our farms in Michigan (which we do not currently expect to be exercised), we currently have two agricultural leases scheduled to expire within the next six months, both on farms in California. We are currently in negotiations with the existing tenants on each of the farms, as well as other potential tenants, and we anticipate being able to renew the leases at their respective current market rental rates without incurring any downtime on either of the farms. We currently anticipate the rental rates on these lease renewals to be flat to slightly higher compared to that of the existing leases. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity—Existing Properties
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since January 1, 2023, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES(1)			NEW LEASES(2)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(3)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)	Total Annualized Straight-line Rent(3)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)
CA, CO, & NE	5	8,933	$4,914	2	3 / 2 / 0	$5,509	7.4	0	3 / 2 / 0
(1)Prior leases include one lease that was terminated early during the three months ended March 31, 2023. In connection with this early termination, during the three months ended March 31, 2023, we wrote off aggregate deferred rent and rent receivable balances of approximately $128,000 against lease revenue. Upon termination of this lease, we entered into a new lease with a new tenant, effective immediately, which is included in the above table.
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
Self-operated and Non-accrual Properties
As of and during a portion of the three months ended March 31, 2023, we had one farm in California that was self-operated (via a management agreement with an unrelated third-party). We are in discussions with potential tenants to lease this farm and currently expect to come to an agreement within the next three months; however, there can be no guarantee that we will be able to reach a lease agreement with a tenant at favorable terms to us, or at all.
Additionally, due to credit issues with three of our tenants, we determined that the full collectability of the remaining rental payments under the respective leases with these tenants was not deemed to be probable. As such, during the three months ended March 31, 2023, we recognized lease revenues from the seven leases with these three tenants (three on farms in California and four on farms in Michigan) on a cash basis. We are continuing to work with the current tenants and will seek to come to an agreement for the remaining rental payments, if possible. Such agreement, if one can be reached, may include placing these tenants on payment plans, deferring a portion of the rent owed to us, or agreeing to terminate the respective leases. In the event of a termination, we estimate that we would be able to find new tenants to lease each of these properties at market rental rates within 1 to 12 months.
During the three months ended March 31, 2023, we recorded aggregate lease revenues related to the aforementioned properties of approximately $363,000 (including approximately $72,000 of participation rents), as compared to approximately $470,000 (including no participation rents) during the three months ended March 31, 2022.
California Floods
In January 2023, periods of heavy rainfall in California resulted in floods that impacted several areas of the state, including regions where certain of our farms are located. As a result of the flooding, one of our farms in the Central Valley suffered damage to certain structures located on the farm. We are still in the process of assessing the damage; however, as of March 31, 2023, we estimated the carrying value of the structures on this property damaged by the floods to be approximately $855,000. As such, during the three months ended March 31, 2023, we wrote down the carrying value of these structures and also recorded a corresponding property and casualty loss, included within Property and casualty (loss) recovery, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. We currently expect the damage to be fully covered by either insurance or the tenant’s obligations pursuant to the lease. Certain of our other farms in California suffered minor damage as a result of the floods, but no other farms were materially impacted.
Financing Activity
Debt Activity
Farm Credit Notes Payable—Interest Patronage
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 13 different Farm Credit associations (collectively, “Farm Credit”). During the three months ended March 31, 2023, we recorded interest patronage of approximately $2.3 million related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2022, and during the three months ended September 30, 2022, we received approximately $113,000 of interest patronage, as certain Farm Credit associations paid a portion of the 2022 interest patronage (which relates to interest accrued during 2022 but is typically paid during the first half of 2023) early. In total, 2022 interest patronage resulted in a 24.1% reduction (approximately 109 basis points) to the interest rates on such borrowings. For further discussion on interest patronage, refer to Note 4, “Borrowings—Farm Credit Notes Payable—Interest Patronage,” in the accompanying notes to our condensed consolidated financial statements.
Loan Repayments
From January 1, 2023, through the date of this filing, we repaid approximately $21.8 million of maturing loans. On a weighted-average basis, these borrowings bore interest at a stated rate of 3.46% and an effective interest rate (after interest patronage, where applicable) of 3.40%.
Equity Activity
Series C Preferred Stock
On April 3, 2020, we filed a prospectus supplement with the SEC for a continuous public offering (the “Series C Offering”) of our 6.00% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”). Under the Series C Offering, as amended, we were permitted to sell up to 10,200,000 shares of our Series C Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share (the “Primary Series C Offering”) and up to 200,000 additional shares of our Series C Preferred Stock pursuant to our dividend reinvestment plan (the “DRIP”) at a price of $22.75 per share. The Primary Series C Offering terminated on December 31, 2022, and the DRIP was terminated effective March 22, 2023.
From January 1, 2023, through the date of this filing, we issued approximately 6,913 shares of the Series C Preferred Stock pursuant to the DRIP and redeemed 400 shares that were tendered for optional redemption.
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
The following table summarizes the sales of our Series E Preferred Stock that occurred from January 1, 2023, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
99,981	$24.94	$2,494	$2,250
(1)Net of underwriting discounts, selling commissions, and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $244,000.

The Series E Offering will terminate on the date (the “Series E Termination Date”) that is the earlier of (i) December 31, 2025 (unless terminated or extended by our Board of Directors) and (ii) the date on which all 8,000,000 shares of Series E Preferred Stock offered in the Series E Offering are sold. There is currently no public market for shares of Series E Preferred Stock. We intend to apply to list the Series E Preferred Stock on Nasdaq or another national securities exchange within one calendar year of the Series E Termination Date; however, there can be no assurance that a listing will be achieved in such timeframe, or at all.
Common Stock—At-the-Market Program
On May 12, 2020, we entered into equity distribution agreements with Virtu Americas, LLC, and Ladenburg Thalmann & Co., Inc. (each a “Sales Agent”), that, as subsequently amended, permitted us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $260.0 million (the “ATM Program”). On April 13, 2023, we entered into separate amended and restated equity distribution agreements with the Sales Agents to allow us to sell shares of our common stock having an aggregate offering price of up to $500.0 million.
The following table summarizes the activity under the ATM Program from January 1, 2023, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
663,585	$19.72	$13,084	$12,953
(1)Net of underwriting commissions.
Impact of Inflation and Rising Interest Rates
According to the U.S. Bureau of Labor Statistics, the consumer price index (“CPI”) grew at an annual rate of 5.0% through March 2023, as overall inflation continued to ease from the peak levels experienced in the summer of 2022, when it reached the highest rates seen in over 40 years. However, food prices have continued to outpace the rate of inflation, with the overall food segment increasing at an annual rate of 8.5% through March 2023, and the food at home segment (which encompasses over 90% of the crops grown on our farms) growing by 8.4%. In addition, according to the NCREIF Farmland Index, which, as of March 31, 2023, consisted of approximately $15.9 billion of farms across the U.S., the total return on U.S. farmland (including appreciation and income) was 8.9% for the 12 months ended March 31, 2023. If the increases in food prices continue to outpace inflation, we believe this will help mitigate the increase in input costs currently experienced by our farm operators.
While showing signs of slowing from its peak levels, overall inflation remains significantly above the Federal Reserve’s target long-term rate of 2.0%, leading the Federal Reserve to raise its benchmark funds rate ten times since March 2022. As such, interest rates remain volatile in response to competing concerns regarding inflationary pressures, coupled with the threat of a near-term recession. The yield on the 10-year U.S. Treasury Note has increased substantially over the past 12 months and recently surpassed 4% for the first time since 2008, which adversely affects interest rates on long-term financing. In addition, global recessionary conditions appear likely to occur within the next 12 months, caused in part by inflation, the potential emergence of new public health emergencies, and geopolitical conditions, although the actual timeline, impact, and duration are unknown.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.34% for another 4.8 years. As such, with respect to our current borrowings, we have experienced minimal impact from the recent increases in interest rates, and we believe we are well-protected against further interest rate increases, which seem likely to continue in the near term.
LIBOR Transition
The majority of our debt is at fixed rates, and we currently have very limited exposure to variable-rate debt based upon the London Interbank Offered Rate (“LIBOR”), which is currently being phased out and is anticipated to be completely phased out by June 2023. LIBOR is currently transitioning to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which incorporates certain overnight repo market data collected from multiple data sets. SOFR was formally adopted by the Alternative Reference Rates Committee in July 2021. The intent was to adjust the SOFR to minimize the differences between the interest that a borrower was paying using LIBOR versus what it will be paying SOFR. Our lines of credit with MetLife and four term loans with Rabo AgriFinance LLC (which are effectively fixed through our entry into interest swap agreements) were previously indexed based on LIBOR, and all have since transitioned to SOFR, resulting in a minimal impact to our overall operations.
Our Adviser and Administrator

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator (both affiliates of ours), which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. The current investment advisory agreement with our Adviser (the “Advisory Agreement”) and the current administration agreement with our Administrator (the “Administration Agreement”) were each approved unanimously by our board of directors, including, specifically, our independent directors.
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
Base Management Fee
Pursuant to the Advisory Agreement, a base management fee is paid quarterly and is calculated at an annual rate of 0.60% (0.15% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the gross cost of tangible real estate owned by us (including land and land improvements, permanent plantings, irrigation and drainage systems, farm-related facilities, and other tangible site improvements), prior to any accumulated depreciation, and as shown on our balance sheet or the notes thereto for the applicable quarter.
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
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2023.

RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses with regard to the comparison between the three months ended March 31, 2023 and 2022:
•Same-property basis represents farms owned as of December 31, 2021, which were not vacant at any point during either period presented and full collectability of future rental payments under the respective leases was deemed probable during the entirety of both periods;
•Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2021. From January 1, 2022, through March 31, 2023, we acquired five new farms and did not have any farm dispositions; and
•Vacant, self-operated, or non-accrual properties are:
◦Farms that were vacant (either wholly or partially) at any point during either period presented. We did not have any vacant farms during either of the three months ended March 31, 2023 or 2022;
◦Farms that were self-operated at any point during either period presented. One of our farms was self-operated (via a management agreement with an unrelated third-party) during a portion of the three months ended March 31, 2023; and
◦Farms with leases where revenue was recognized on a cash basis during either period presented (rather than a straight-line basis, as prescribed under GAAP) due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues. During the three months ended March 31, 2023, we recognized revenue from 7 different leases with 3 separate tenants (encompassing 17 different farms) on a cash basis.
A comparison of results of components comprising our operating income for the three months ended March 31, 2023 and 2022 is below (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$20,960	$19,938	$1,022	5.1%
Variable lease payments – participation rents	195	—	195	NM
Variable lease payments – tenant reimbursements	47	5	42	840.0%
Total operating revenues	21,202	19,943	1,259	6.3%
Operating expenses:
Depreciation and amortization	9,119	8,346	773	9.3%
Property operating expenses	1,128	703	425	60.5%
Base management and incentive fees	2,149	3,168	(1,019)	(32.2)%
Administration fee	575	463	112	24.2%
General and administrative expenses	786	684	102	14.9%
Total operating expenses	13,757	13,364	393	2.9%
Operating income	$7,445	$6,579	$866	13.2%
NM = Not Meaningful
Operating Revenues
Lease revenues
The following table provides a summary of our lease revenues during the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Same-property basis:
Fixed lease payments	$19,604	$19,469	$135	0.7%
Participation rents	123	—	123	NM
Total – Same-property basis	19,727	19,469	258	1.3%
Properties acquired or disposed of:
Fixed lease payments	1,075	—	1,075	NM
Participation rents	—	—	—	NM
Total – Properties acquired or disposed of	1,075	—	1,075	NM
Vacant, self-operated, or non-accrual, properties:
Fixed lease payments	281	469	(188)	(40.1)%
Participation rents	72	—	72	NM
Total – Vacant, self-operated, or non-accrual properties	353	469	(116)	(24.7)%
Tenant reimbursements and other(1)	47	5	42	840.0%
Total Lease revenues	$21,202	$19,943	$1,259	6.3%
NM = Not Meaningful
(1)Tenant reimbursements and other primarily consist of tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts are also recorded as property operating expenses during the respective periods.
Same-property Basis – 2023 compared to 2022
Lease revenues from fixed lease payments remained relatively flat for the three months ended March 31, 2023, as compared to the prior-year period.
Lease revenues from participation rents increased primarily due to additional information being made available to us during the three months ended March 31, 2023, that allowed such amounts to be reasonably determinable and thus recorded. These amounts were originally scheduled to be paid during the three months ended December 31, 2022; however, sufficient information to record such amounts were not known at the time.
Other – 2023 compared to 2022
Lease revenue from properties acquired or disposed of increased primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2021.
Fixed lease payments from vacant, self-operated, or non-accrual properties decreased primarily due to revenue from certain of our leases being recognized on a cash basis during the three months ended March 31, 2023 (rather than a straight-line basis, as prescribed under GAAP), due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues. These leases will continue to be recognized on a non-accrual basis until we deem full collectability of future rental payment under these leases to be probable. In addition, one of our farms was self-operated (via a management agreement with an unrelated third-party) for a portion of the three months ended March 31, 2023. This decrease was partially offset by cash collections (in part or in whole) from tenants occupying certain of these properties during the three months ended March 31, 2023.
The fluctuations in tenant reimbursement revenue are primarily driven by payments made by certain tenants on our behalf (pursuant to the lease agreements) to unconsolidated entities of ours that convey water to the respective properties. As such, the timing of revenue fluctuates as payments are made by our tenants.
Operating Expenses
Depreciation and amortization
Depreciation and amortization expense increased primarily due to additional depreciation and amortization expense incurred on new farms acquired subsequent to December 31, 2021, as well as an increase in depreciation associated with additional capital expenditures on certain of our farms. This increase was partially offset by a decrease attributable to certain assets reaching the end of their useful lives.
Property operating expenses

Property operating expenses consist primarily of real estate taxes, repair and maintenance expenses, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property-operating expenses recorded during the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Same-property basis	$854	$654	$200	30.6%
Properties acquired or disposed of	4	—	4	NM
Vacant, self-operated, or non-accrual properties	228	37	191	516.2%
Tenant-reimbursed property operating expenses(1)	42	12	30	250.0%
Total Property operating expenses	$1,128	$703	$425	60.5%
NM = Not Meaningful
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.
Same-property Basis – 2023 compared to 2022
Property operating expenses increased primarily due to higher legal fees and other costs incurred in connection with protecting water rights on certain farms in California, as well as additional repair and maintenance expenses incurred as a result of natural disasters at certain of our farms. This increase was partially offset by a decrease in property tax expenses.
Other – 2023 compared to 2022
Property operating expenses attributable to vacant, self-operated, or non-accrual properties increased primarily due to third-party property management expenses incurred on a farm that was self-operated for a portion of the three months ended March 31, 2023. The increase in property operating expenses was also attributable to additional legal fees incurred in connection with rent collection or lease termination efforts for those tenants on farms that were placed on non-accrual status.
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
Related-Party Fees
The following table provides the calculations of the base management and incentive fees due to our Adviser pursuant to the Advisory Agreement for the three months ended March 31, 2023 and 2022 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

Quarter Ended
March 31
FY 2023 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,432,394
Quarterly rate	0.150%
Base management fee(3)	$2,149

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$358,689

First hurdle quarterly rate	1.750%
First hurdle threshold	$6,277

Second hurdle quarterly rate	2.1875%
Second hurdle threshold	$7,846

Pre-Incentive Fee FFO(1)	$5,303

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—
Total Incentive fee(3)	$—

Total fees due to Adviser	$2,149

FY 2022 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,357,800
Quarterly rate	0.150%
Base management fee(3)	$2,037

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$378,299

First hurdle quarterly rate	1.750%
First hurdle threshold	$6,620

Second hurdle quarterly rate	2.1875%
Second hurdle threshold	$8,275

Pre-Incentive Fee FFO(1)	$7,751

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$1,131
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—
Total Incentive fee(3)	$1,131

Total fees due to Adviser	$3,168
(1)As defined in the Advisory Agreement.
(2)As of the end of the respective prior quarters.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
The base management fee increased primarily due to additional assets acquired and improvements made on certain of our farms since December 31, 2021.

Our Adviser earned an incentive fee during the three months ended March 31, 2022, due to our Pre-Incentive Fee FFO (as defined in the Advisory Agreement) exceeding the required hurdle rate of the applicable equity base during the first quarter of fiscal year 2022. No incentive fee was earned by our Adviser during the three months ended March 31, 2023, as our Pre-Incentive Fee FFO did not surpass the required hurdle rate.
The administration fee paid to our Administrator increased primarily due to hiring additional personnel and us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased during the three months ended March 31, 2023, primarily due to stockholder-related expenses incurred related to the annual stockholders’ meeting and higher professional fees..
A comparison of results of other components contributing to net loss attributable to common stockholders for the three months ended March 31, 2023 and 2022 is below (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating income	$7,445	$6,579	$866	13.2%
Other income (expense):
Other income	2,620	2,767	(147)	(5.3)%
Interest expense	(6,036)	(6,448)	412	(6.4)%
Dividends declared on cumulative term preferred stock	(755)	(755)	—	—%
Loss on dispositions of real estate assets, net	(481)	(976)	495	(50.7)%
Property and casualty (loss) recovery, net	(1,016)	49	(1,065)	(2,173.5)%
Loss from investments in unconsolidated entities	(27)	(29)	2	(6.9)%
Total other expense, net	(5,695)	(5,392)	(303)	5.6%
Net income	1,750	1,187	563	47.4%
Net income attributable to non-controlling interests	—	(9)	9	(100.0)%
Net income attributable to the Company	1,750	1,178	572	48.6%
Aggregate dividends declared on and charges related to extinguishment of cumulative redeemable preferred stock	(6,070)	(3,915)	(2,155)	55.0%
Net loss attributable to common stockholders	$(4,320)	$(2,737)	$(1,583)	57.8%
Other Income (Expense)
Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments, decreased primarily due to less interest patronage received from Farm Credit (primarily due to decreased borrowings from Farm Credit), partially offset by an increase in income earned on short-term investments due to higher interest rates.
During the three months ended March 31, 2023, we recorded approximately $2.3 million of interest patronage from Farm Credit related to interest accrued during 2022, as compared to approximately $2.8 million of interest patronage recorded during the prior-year period that related to interest accrued during 2021. In addition, during the three months ended September 30, 2022, we received approximately $113,000 of interest patronage related to interest accrued during 2022, as certain Farm Credit associations paid a portion of 2022 interest patronage (which is typically paid during the first half of 2023) early. In total, 2022 interest patronage resulted in a 24.1% reduction (approximately 109 basis points) to the interest rate of such borrowings.
Interest expense decreased, primarily due to a decrease in overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our cumulative term preferred stock) outstanding for the three months ended March 31, 2023, was approximately $612.2 million, as compared to approximately $664.3 million for the prior-year period. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the overall effective interest rate charged on our aggregate borrowings for the three months ended March 31, 2023, was 3.77% as compared to 3.72% for the prior-year period.

Losses on dispositions of real estate assets related to the disposals of certain irrigation and other improvements on certain of our farms.
The net property and casualty (loss) recovery related to net expenses incurred and insurance recoveries received for certain improvements that were damaged due to natural disasters. The property and casualty loss recorded during the three months ended March 31, 2023, was primarily due to the heavy rainfall that occurred in California in early 2023, resulting in floods that impacted several areas of the state, including regions where certain of our farms are located. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” for further discussion on the damage caused by the California floods.
The aggregate dividends paid on our cumulative redeemable preferred stock increased due to additional shares of the Series C Preferred Stock and Series E Preferred Stock issued and outstanding during the current-year period.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under our credit facility with Metropolitan Life Insurance Company (“MetLife”)), and issuances of additional equity securities. Our current available liquidity is approximately $192.4 million, consisting of approximately $42.7 million in cash on hand and, based on the current level of collateral pledged, approximately $149.7 million of availability under our credit facility with MetLife (subject to compliance with covenants) and other undrawn notes or bonds. In addition, we currently have certain properties valued at a total of approximately $131.1 million that are unencumbered and eligible to be pledged as collateral.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.34% for another 4.8 years. In addition, the weighted-average remaining term of our notes and bonds payable is approximately 9.4 years. As such, with respect to our current borrowings, we have experienced minimal impact from the recent increases in interest rates, and we believe we are well-protected against any future interest rate increases. Despite ongoing volatility in the markets, based on discussions with our lenders, we do not believe there will be a credit freeze on agricultural lending in the near term. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near- and long-term debt obligations and operating expenses.
Future Capital Needs
Our short- and long-term liquidity requirements consist primarily of making principal and interest payments on outstanding borrowings; funding our general operating costs; making dividend payments on our cumulative term preferred stock and cumulative redeemable preferred stock; making distributions to stockholders (including non-controlling OP Unitholders, if any) to maintain our qualification as a REIT; and, as capital is available, funding capital improvements on existing farms and new farmland and farm-related acquisitions consistent with our investment strategy.
In the near term, we believe that our current and short-term cash resources will be sufficient to service our debt; fund our current operating costs; pay dividends on our cumulative term preferred stock and cumulative redeemable preferred stock; and fund our distributions to stockholders (including non-controlling OP Unitholders). We expect to meet our long-term liquidity requirements through various sources of capital, including long-term mortgage indebtedness and bond issuances, future equity issuances (including, but not limited to, shares of our Series E Preferred Stock, OP Units through our Operating Partnership as consideration for future acquisitions, and shares of common stock through our ATM Program), and other secured and unsecured borrowings.
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
Operating Commitments and Obligations
Operating Obligations

In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as March 31, 2023 (dollars in thousands):

Farm Location(s)	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of March 31, 2023
St. Lucie, FL	549	$230		Q3 2023	$201
Umatilla, OR	135	2,750	(2)	Q4 2023	2,321
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
Ventura, CA	402	1,000	(2)	Q4 2025	448
Napa, CA	270	1,635	(2)	Q4 2029	876
Wicomico & Caroline, MD, and Sussex, DE	833	115		Q3 2030	49
Yuma, AZ	3,033	941	(2)	Q4 2031	808
Franklin & Grant, WA, & Umatilla, OR	1,126	2,169	(2)	Q4 2032	660
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
In connection with certain farms acquired through a leasehold interest, we assumed certain ground lease arrangements under which we are the lessee. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of March 31, 2023, is as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining nine months ending December 31:	2023	$40
For the fiscal years ending December 31:	2024	92
	2025	62
	2026	62
	2027	62
	2028	62
	Thereafter	631
Total undiscounted lease payments		1,011
Less: imputed interest		(435)
Present value of lease payments		$576
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income) of approximately $25,000 and $23,000 during the three months ended March 31, 2023 and 2022, respectively.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net change in cash from:
Operating activities	$4,714	$7,553	$(2,839)	(37.6)%
Investing activities	(3,016)	(3,572)	556	(15.6)%
Financing activities	(24,111)	28,692	(52,803)	(184.0)%
Net change in Cash and cash equivalents	$(22,413)	$32,673	$(55,086)	(168.6)%
Operating Activities

The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities decreased primarily due to less interest patronage received during the three months ended March 31, 2023 (as a significant portion was received subsequent to March 31, 2023), and an increase in certain non-rent receivables from two entities that we expect to collect in full over the next couple of months.
Investing Activities
The decrease in cash used in investing activities was primarily due to a decrease in the amount of cash paid for capital improvements on existing farms during the current-year period.
Financing Activities
The decrease in cash provided by financing activities was primarily due to a decrease in aggregate net cash proceeds received from preferred and common equity offerings of approximately $31.2 million and a decrease in aggregate net borrowings of approximately $19.8 million.
Debt Capital
MetLife Facility
As amended in February 2022, our facility with MetLife currently consists of $75.0 million of revolving equity lines of credit and an aggregate of $175.0 million of term notes (the “MetLife Facility”). We currently have $100,000 outstanding under the lines of credit and $36.9 million outstanding on the term notes. While $213.0 million of the full commitment amount under the MetLife Facility remains undrawn, based on the level of collateral pledged, we currently have approximately $110.3 million of availability under the MetLife Facility. The draw period for both term notes expires on December 31, 2024, after which MetLife has no obligation to disburse any additional undrawn funds under the term notes.
Farmer Mac Facility
Our agreement with Federal Agricultural Mortgage Corporation (“Farmer Mac”) provides for bond issuances up to an aggregate amount of $225.0 million (the “Farmer Mac Facility”) by May 31, 2023, after which Farmer Mac has no obligation to purchase additional bonds under this facility. To date, we have issued aggregate bonds of approximately $100.1 million under the Farmer Mac Facility. We are currently in discussions with Farmer Mac to extend the period during which we may issue new bonds under the facility, and we expect to execute such an agreement during the three months ending June 30, 2023.
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
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2023 (dollars in thousands, except per-share amounts; excludes shares of Series C Preferred Stock issued pursuant to the DRIP):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series E Preferred Stock	99,981	$24.94	$2,494	$2,250
Common Stock – ATM Program	663,585	19.72	13,084	12,953
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).
Our 2023 Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our condensed consolidated financial statements) permits us to issue up to an aggregate of $1.5 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $553,000 of Series E Preferred Stock under the 2023 Registration Statement.

In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three months ended March 31, 2023 and 2022 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended March 31,
	2023	2022
Net income	$1,750	$1,187
Less: Aggregate dividends declared on and charges related to extinguishment of cumulative redeemable preferred stock(1)	(6,070)	(3,915)
Net loss attributable to common stockholders and non-controlling OP Unitholders	(4,320)	(2,728)
Plus: Real estate and intangible depreciation and amortization	9,119	8,346
Plus: Losses on dispositions of real estate assets, net	481	976
Adjustments for unconsolidated entities(2)	23	26
FFO available to common stockholders and non-controlling OP Unitholders	5,303	6,620
Plus: Acquisition- and disposition-related expenses, net	19	109
Plus: Other nonrecurring charges (receipts), net(3)	1,136	(49)
CFFO available to common stockholders and non-controlling OP Unitholders	6,458	6,680
Net rent adjustment	(903)	(719)
Plus: Amortization of debt issuance costs	261	271
Plus: Other non-cash charges(4)	223	149
AFFO available to common stockholders and non-controlling OP Unitholders	6,039	6,381

Weighted-average common stock outstanding—basic and diluted	35,547,397	34,285,002
Weighted-average common non-controlling OP Units outstanding	—	204,778
Weighted-average total common shares outstanding	35,547,397	34,489,780

Diluted FFO per weighted-average total common share	$0.15	$0.19
Diluted CFFO per weighted-average total common share	$0.18	$0.19
Diluted AFFO per weighted-average total common share	$0.17	$0.19

Distributions declared per total common share	$0.14	$0.14
(1)Includes (i) cash dividends paid on our Series B Preferred Stock, Series C Preferred Stock, and Series E Preferred Stock, (ii) the value of additional shares of Series C Preferred Stock issued pursuant to the DRIP, and (iii) the pro-rata write-off of offering costs related to shares of Series C Preferred Stock that were redeemed during the respective periods.
(2)Represents our pro-rata share of depreciation expense recorded in unconsolidated entities during the respective periods.
(3)Consists primarily of (i) net property and casualty losses (recoveries) recorded and the cost of related repairs expensed as a result of the damage caused to certain improvements by natural disasters on certain of our farms and (ii) costs related to the amendment of the Series C Offering that were expensed.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of March 31, 2023, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Acre-feet of Water	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	5	2,691	2,337	—	$59,785	$61,828	3.9%
Internal Valuation	3	6,189	4,730	—	20,331	36,000	2.3%
Third-party Appraisal(2)	161	106,851	89,071	45,000	1,281,025	1,482,099	93.8%
Total	169	115,731	96,138	45,000	$1,361,141	$1,579,927	100.0%
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.
(2)Appraisals performed between June 2022 and March 2023.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of March 31, 2023, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions as of March 31, 2023, is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$707 – $123,280	$35,140	$5,512 – $5,512	$5,512
Market NOI (per farmable acre)	$25 – $3,536	$1,702	N/A	N/A
Market Capitalization Rate	3.30% – 9.50%	5.29%	N/A	N/A
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of March 31, 2023, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended March 31, 2023, from the prior value basis as of December 31, 2022, is provided in the table below (dollars in thousands):

Total portfolio fair value as of December 31, 2022		$1,568,272
Plus: Acquisitions of new farms during the three months ended March 31, 2023		—
Plus net value appreciation during the three months ended March 31, 2023
Farms valued via third-party appraisals	$11,655
Total net appreciation for the three months ended March 31, 2023		11,655
Total portfolio fair value as of March 31, 2023		$1,579,927
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of March 31, 2023, was approximately $553.6 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $602.3 million. The fair values of our Series B Preferred Stock and Series D Term Preferred Stock were determined using the closing stock prices as of March 31, 2023, of $23.25 per share and $24.00 per share, respectively. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of each of our Series C Preferred Stock and Series E Preferred Stock to be $25.00 per share as of March 31, 2023 (see Exhibits 99.1 and 99.2 to this Form 10-Q).
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
As of March 31, 2023, we estimate the NAV per common share to be $17.12. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$734,880
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(1,361,141)
Plus: estimated fair value of real estate holdings(2)	1,579,927
Net fair value adjustment for real estate holdings		218,786
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	662,659
Less: fair value of aggregate long-term indebtedness(3)(4)	(611,580)
Net fair value adjustment for long-term indebtedness		51,079
Estimated NAV		1,004,745
Less: aggregate fair value of cumulative redeemable preferred stock(5)		(393,369)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$611,376
Total common shares and non-controlling OP Units outstanding		35,713,982
Estimated NAV per common share and OP Unit		$17.12
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.
(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series D Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series D Term Preferred Stock was valued based on its closing stock price as of March 31, 2023.
(5)The Series B Preferred Stock was valued based on its closing stock price as of March 31, 2023, while the Series C Preferred Stock and Series E Preferred Stock were each valued at its liquidation value, as discussed above.
A quarterly roll-forward in the estimated NAV per common share for the three months ended March 31, 2023, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of December 31, 2022		$17.08
Less net loss attributable to common stockholders and non-controlling OP Unitholders		(0.12)
Adjustments for net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.59
Net change in unrealized fair value of long-term indebtedness	(0.38)
Net change in valuations		0.21
Less distributions on common stock and non-controlling OP Units		(0.14)
Plus net accretive effect of equity issuances		0.09
Estimated NAV per common share and non-controlling OP Unit as of March 31, 2023		$17.12
(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) an increase of $0.33 per share due to the net appreciation in value of the farms that were valued during the three months ended March 31, 2023, (ii) an increase of $0.25 per share due to the aggregate depreciation and amortization expense recorded during the three months ended March 31, 2023, and (iii) an increase of $0.01 per share due to net disposition of certain assets that did not impact the respective farms’ estimated fair values.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $17.12 as of March 31, 2023, based on the calculation above, the closing price of our common stock on March 31, 2023, was $16.65 per share.
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
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market-sensitive instruments. The primary market risk that we believe we are and will be exposed to is interest rate risk. Certain of our existing leases contain escalations based on market indices, such as the consumer price index (“CPI”), and while very little of our existing borrowings are subject to variable interest rates, the interest rates on the majority of our fixed-rate borrowings are fixed for a finite period before converting to variable rate. Although we seek to mitigate this risk by including certain provisions in many of our leases, such as escalation clauses or adjusting the rent to prevailing market rents at various intervals, these features do not eliminate this risk.
Currently, over 99.9% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate (after interest patronage) of 3.34% for another 4.8 years. As such, with respect to our current borrowings, we believe fluctuations in interest rates would have a minimal impact on our net income. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. As of March 31, 2023, the fair value of our fixed-rate borrowings outstanding (excluding our Series D Term Preferred Stock) was approximately $553.6 million.
The following table summarizes the hypothetical change in fair value of our fixed-rate borrowings at March 31, 2023, if market interest rates had been one or two percentage points lower or higher than those rates in place as of March 31, 2023 (dollars in thousands).

Change in Market Interest Rates	Carrying Value(1)	Fair Value	Difference
2% decrease	$602,284	$591,832	$(10,452)
1% decrease	602,284	572,198	(30,086)
No change	602,284	553,620	(48,664)
1% increase	602,284	536,030	(66,254)
2% increase	602,284	519,364	(82,920)
(1)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable), excluding unamortized debt issuance costs.
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
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, are any such material legal proceedings threatened against us.

Item 1A.	Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to risks associated with our business or investment in our securities from those previously set forth in the report described above. The risks in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, financial condition, and/or operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the three months ended March 31, 2023, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

4.6	Form of Indenture, incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (File No. 333-270901), filed on March 28, 2023.
10.1
Amended and Restated Equity Distribution Agreement, dated April 13, 2023, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Ladenburg Thalmann & Co. Inc., incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on April 13, 2023.

10.2
Amended and Restated Equity Distribution Agreement, dated April 13, 2023, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Virtu Americas LLC, incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-35795), filed on April 13, 2023.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series C Cumulative Redeemable Preferred Stock as of March 31, 2023 (filed herewith).
99.2	Estimated Value Methodology for Series E Cumulative Redeemable Preferred Stock as of March 31, 2023 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2023 and 2022; (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2023 and 2022; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: May 8, 2023	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: May 8, 2023	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors