Form 10-Q
period 2023-06-30
GLADSTONE LAND Corp
filed 2023-08-07
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LAND	The Nasdaq Stock Market, LLC
6.00% Series B Cumulative Redeemable Preferred Stock, $0.001 par value per share	LANDO	The Nasdaq Stock Market, LLC
6.00% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share	LANDP	The Nasdaq Stock Market, LLC
5.00% Series D Cumulative Redeemable Term Preferred Stock, $0.001 par value per share	LANDM	The Nasdaq Stock Market, LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 4, 2023, was 35,838,442.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2023

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Real estate, at cost	$1,433,714	$1,432,394
Less: accumulated depreciation	(124,300)	(106,966)
Total real estate, net	1,309,414	1,325,428
Lease intangibles, net	5,262	5,702
Cash and cash equivalents	48,208	61,141
Other assets, net	65,848	64,980
TOTAL ASSETS	$1,428,732	$1,457,251

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	593,656	626,400
Series D cumulative term preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of June 30, 2023, and December 31, 2022	59,313	59,107
Accounts payable and accrued expenses	14,096	16,266
Due to related parties, net	3,095	4,370
Other liabilities, net	23,538	19,646
Total liabilities	693,798	725,889
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,456,065 shares authorized, 5,956,065 shares issued and outstanding as of June 30, 2023, and December 31, 2022	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,902,437 shares authorized, 10,156,509 shares issued and outstanding as of June 30, 2023; 25,951,347 shares authorized, 10,191,353 shares issued and outstanding as of December 31, 2022	10	10
Series E cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 16,000,000 shares authorized, 135,409 shares issued and outstanding as of June 30, 2023; 16,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022	0	—
Common stock, $0.001 par value; 48,041,498 shares authorized, 35,780,082 shares issued and outstanding as of June 30, 2023; 47,992,588 shares authorized, 35,050,397 shares issued and outstanding as of December 31, 2022	36	35
Additional paid-in capital	852,967	836,674
Distributions in excess of accumulated earnings	(126,799)	(114,370)
Accumulated other comprehensive income	8,714	9,007
Total stockholders’ equity	734,934	731,362
Non-controlling interests in Operating Partnership	—	—
Total equity	734,934	731,362
TOTAL LIABILITIES AND EQUITY	$1,428,732	$1,457,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING REVENUES:
Lease revenue, net	$21,210	$20,293	$42,412	$40,236
Total operating revenues	21,210	20,293	42,412	40,236
OPERATING EXPENSES:
Depreciation and amortization	9,044	8,392	18,163	16,738
Property operating expenses	887	695	2,015	1,398
Base management fee	2,148	2,043	4,296	4,079
Incentive fee	—	—	—	1,131
Administration fee	514	463	1,090	926
General and administrative expenses	790	567	1,577	1,253
Total operating expenses	13,383	12,160	27,141	25,525
OTHER INCOME (EXPENSE):
Other income	364	63	2,984	2,829
Interest expense	(5,942)	(6,523)	(11,979)	(12,971)
Dividends declared on cumulative term preferred stock	(755)	(755)	(1,509)	(1,509)
Gain (loss) on dispositions of real estate assets, net	6,394	(305)	5,914	(1,280)
Property and casualty (loss) recovery, net	—	—	(1,016)	49
Loss from investments in unconsolidated entities	(33)	—	(60)	(29)
Total other income (expense), net	28	(7,520)	(5,666)	(12,911)
NET INCOME	7,855	613	9,605	1,800
Net loss (income) attributable to non-controlling interests	—	3	—	(6)
NET INCOME ATTRIBUTABLE TO THE COMPANY	7,855	616	9,605	1,794
Dividends declared on cumulative redeemable preferred stock	(6,084)	(4,486)	(12,152)	(8,398)
Loss on extinguishment of cumulative redeemable preferred stock	(44)	(3)	(46)	(6)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,727	$(3,873)	$(2,593)	$(6,610)

INCOME (LOSS) PER COMMON SHARE:
Basic and diluted	$0.05	$(0.11)	$(0.07)	$(0.19)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	35,722,836	34,520,068	35,635,601	34,403,184

NET INCOME	$7,855	$613	$9,605	$1,800
Change in fair value related to interest rate hedging instruments	1,355	2,562	(293)	7,292
COMPREHENSIVE INCOME	9,210	3,175	9,312	9,092
Net loss (income) attributable to non-controlling interests	—	3	—	(6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$9,210	$3,178	$9,312	$9,086
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2023
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at March 31, 2023	5,956,065	$6	10,195,602	$10	60,200	$—	35,713,982	$36	$851,063	$(123,594)	$7,359	$734,880	$—	$734,880
Redemptions of Series C Preferred Stock	—	—	(39,093)	—	—	—	—	—	(907)	(44)	—	(951)	—	(951)
Issuance of Series E Preferred Stock, net	—	—	—	—	75,209	—	—	—	1,679	—	—	1,679	—	1,679
Issuance of common stock, net	—	—	—	—	—	—	66,100	—	1,132	—	—	1,132	—	1,132
Net income	—	—	—	—	—	—	—	—	—	7,855	—	7,855	—	7,855
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(6,084)	—	(6,084)	—	(6,084)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(4,932)	—	(4,932)	—	(4,932)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	1,355	1,355	—	1,355
Balance at June 30, 2023	5,956,065	$6	10,156,509	$10	135,409	$—	35,780,082	$36	$852,967	$(126,799)	$8,714	$734,934	$—	$734,934

	Six Months Ended June 30, 2023
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2022	5,956,065	$6	10,191,353	$10	—	$—	35,050,397	$35	$836,674	$(114,370)	$9,007	$731,362	$—	$731,362
Issuance of Series C Preferred Stock, net	—	—	14,069	—	—	—	—	—	318	—	—	318	—	318
Redemptions of Series C Preferred Stock	—	—	(48,913)	—	—	—	—	—	(1,130)	(46)	—	(1,176)	—	(1,176)
Issuance of Series E Preferred Stock, net	—	—	—	—	135,409	—	—	—	3,028	—	—	3,028	—	3,028
Issuance of common stock, net	—	—	—	—	—	—	729,685	1	14,077	—	—	14,078	—	14,078
Net income	—	—	—	—	—	—	—	—	—	9,605	—	9,605	—	9,605
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(12,152)	—	(12,152)	—	(12,152)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(9,836)	—	(9,836)	—	(9,836)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	—	—	(293)	(293)	—	(293)
Balance at June 30, 2023	5,956,065	$6	10,156,509	$10	135,409	$—	35,780,082	$36	$852,967	$(126,799)	$8,714	$734,934	$—	$734,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2022
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at March 31, 2022	5,956,065	$6	5,045,023	$5	—	$—	34,520,068	$35	$713,805	$(87,868)	$3,694	$629,677	$2,248	$631,925
Issuance of Series C Preferred Stock, net	—	—	1,487,032	2	—	—	—	—	33,739	—	—	33,741	—	33,741
Redemptions of Series C Preferred Stock	—	—	(2,160)	—	—	—	—	—	(49)	(3)	—	(52)	—	(52)
Redemptions of OP Units	—	—	—	—	—	—	—	—	(3,700)	—	—	(3,700)	(3,970)	(7,670)
Net income	—	—	—	—	—	—	—	—	—	616	—	616	(3)	613
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(4,486)	—	(4,486)	—	(4,486)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(4,701)	—	(4,701)	—	(4,701)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	2,562	2,562	—	2,562
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	(1,725)	—	—	(1,725)	1,725	—
Balance at June 30, 2022	5,956,065	$6	6,529,895	$7	—	$—	34,520,068	$35	$742,070	$(96,442)	$6,256	$651,932	$—	$651,932

	Six Months Ended June 30, 2022
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2021	5,956,065	$6	3,493,333	$3	—	$—	34,210,013	$34	$668,275	$(80,467)	$(1,036)	$586,815	$2,251	$589,066
Issuance of Series C Preferred Stock, net	—	—	3,041,202	4	—	—	—	—	69,019	—	—	69,023	—	69,023
Redemptions of Series C Preferred Stock	—	—	(4,640)	—	—	—	—	—	(105)	(6)	—	(111)	—	(111)
Redemptions of OP Units	—	—	—	—	—	—		—	(3,700)	—	—	(3,700)	(3,970)	(7,670)
Issuance of common stock, net	—	—	—	—	—	—	310,055	1	10,321	—	—	10,322	—	10,322
Net income	—	—	—	—	—	—	—	—	—	1,794	—	1,794	6	1,800
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(8,398)	—	(8,398)	—	(8,398)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(9,365)	—	(9,365)	(27)	(9,392)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	7,292	7,292	—	7,292
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	(1,740)	—	—	(1,740)	1,740	—
Balance at June 30, 2022	5,956,065	$6	6,529,895	$7	—	$—	34,520,068	$35	$742,070	$(96,442)	$6,256	$651,932	$—	$651,932
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,605	$1,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,163	16,738
Amortization of debt issuance costs	519	548
Amortization of deferred rent assets and liabilities, net	(13)	(93)
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	46	46
Loss from investments in unconsolidated entities	60	29
Bad debt expense	63	67
(Gain) loss on dispositions of real estate assets, net	(5,914)	1,280
Property and casualty loss (recovery), net	1,016	(49)
Changes in operating assets and liabilities:
Other assets, net	(1,263)	(2,516)
Accounts payable and accrued expenses and Due to related parties, net	(3,628)	1,366
Other liabilities, net	3,923	139
Net cash provided by operating activities	22,577	19,355
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	—	(24,320)
Capital expenditures on existing real estate assets	(5,691)	(10,118)
Proceeds from dispositions of real estate assets	9,037	—
Deposits on prospective real estate acquisitions and investments	(245)	(709)
Net cash provided by (used in) investing activities	3,101	(35,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from notes and bonds payable	—	9,932
Repayments of notes and bonds payable	(32,987)	(15,925)
Payments of financing fees	(3)	(743)
Proceeds from issuance of preferred and common equity	17,709	85,356
Offering costs	(496)	(6,191)
Redemptions of cumulative redeemable preferred stock	(1,176)	(111)
Payments for redemptions of OP Units	—	(7,670)
Dividends paid on cumulative redeemable preferred stock	(11,822)	(7,728)
Distributions paid on non-controlling common interests in Operating Partnership	—	(27)
Distributions paid on common stock	(9,836)	(9,365)
Net cash (used in) provided by financing activities	(38,611)	47,528
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,933)	31,736
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,141	16,708
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,208	$48,444

NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	$2,510	$4,182
Tenant-funded improvements included within Real estate, at cost	25	284
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	155	10
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	5	13
Unrealized gain related to interest rate hedging instruments	8,714	6,256
Dividends paid on Series C Preferred Stock via additional share issuances	320	170
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of June 30, 2023, and December 31, 2022, the Company owned 100.0% of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the six months ended June 30, 2023, and for the tax year ended December 31, 2022, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2023 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Recently-Issued Accounting Pronouncements
As of June 30, 2023, there were no recently-issued accounting pronouncements that had a material impact on our condensed consolidated financial statements.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS

All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 169 farms we owned as of June 30, 2023 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,844	32,321	45,016	$859,556	$398,110
Florida	26	22,468	17,639	0	220,401	98,369
Washington	6	2,529	1,997	0	62,738	20,597
Arizona(6)	6	6,320	5,333	0	53,230	12,545
Colorado	12	32,773	25,577	0	46,181	14,921
Nebraska	9	7,782	7,050	0	30,578	11,880
Oregon(7)	6	898	736	0	29,921	11,506
Michigan	23	1,892	1,245	0	23,515	14,037
Texas	1	3,667	2,219	0	8,138	4,814
Maryland	6	987	863	0	8,084	4,406
South Carolina	3	597	447	0	3,587	2,170
Georgia	2	230	175	0	2,676	1,667
North Carolina	2	310	295	0	2,138	—
New Jersey	3	116	101	0	2,105	1,238
Delaware	1	180	140	0	1,308	707
	169	115,593	96,138	45,016	$1,354,156	$596,967
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
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of June 30, 2023, this investment had a net carrying value of approximately $1.0 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(4)Includes eight acres in which we own a leasehold interest via a ground lease with a private individual that expires in December 2040 and five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. As of June 30, 2023, these two ground leases had a net cost basis of approximately $709,000 and are included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets.
(5)Includes 45,000 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, and 16 acre-feet of groundwater pumping credits with Westlands Water District, located in Fresno County, California. See “—Investments in Water Assets” below for additional information.
(6)Includes two farms consisting of 1,368 total acres and 1,221 farm acres in which we own leasehold interests via two ground leases with the State of Arizona that expire in February 2025 and February 2032, respectively. As of June 30, 2023, these ground leases had an aggregate net cost basis of approximately $543,000 and are included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets.
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of June 30, 2023, this investment had a net carrying value of approximately $4.8 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of June 30, 2023, and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Real estate:
Land and land improvements	$843,210	$845,779
Permanent plantings	359,273	358,249
Irrigation and drainage systems	168,520	165,438
Farm-related facilities	49,407	48,690
Other site improvements	13,304	14,238
Real estate, at cost	1,433,714	1,432,394
Accumulated depreciation	(124,300)	(106,966)
Total real estate, net	$1,309,414	$1,325,428

Real estate depreciation expense on these tangible assets was approximately $8.8 million and $17.7 million for the three and six months ended June 30, 2023, respectively, and approximately $8.1 million and $16.2 million for the three and six months ended June 30, 2022, respectively.
Included in the figures above are amounts related to improvements made on certain of our properties paid for by our tenants but owned by us, or tenant-funded improvements. As of June 30, 2023, and December 31, 2022, we recorded tenant-funded improvements, net of accumulated depreciation, of approximately $2.7 million and $3.0 million, respectively. We recorded additional lease revenue related to these tenant-funded improvements of approximately $136,000 and $284,000 during the three and six months ended June 30, 2023, respectively, and approximately $103,000 and $207,000 during the three and six months ended June 30, 2022, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of June 30, 2023, and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Lease intangibles:
Leasehold interest – land	$4,295	$4,295
In-place lease values	2,763	2,763
Leasing costs	3,136	3,088
Other(1)	141	133
Lease intangibles, at cost	10,335	10,279
Accumulated amortization	(5,073)	(4,577)
Lease intangibles, net	$5,262	$5,702
(1)Other includes tenant relationships and acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $256,000 and $508,000 for the three and six months ended June 30, 2023, respectively, and approximately $245,000 and $511,000 for the three and six months ended June 30, 2022, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of June 30, 2023, and December 31, 2022 (dollars in thousands):

	June 30, 2023		December 31, 2022
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$4,691	$(933)	$4,702	$(585)
Below-market lease values and other deferred revenue(2)	(2,010)	606	(2,010)	518
	$2,681	$(327)	$2,692	$(67)
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
Total amortization related to above-market lease values and lease incentives was approximately $200,000 and $359,000 for the three and six months ended June 30, 2023, respectively, and approximately $122,000 and $203,000 for the three and six months ended June 30, 2022, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $44,000 and $88,000 for the three and six months ended June 30, 2023, respectively, and approximately $44,000 and $89,000 for the three and six months ended June 30, 2022, respectively.
Acquisitions
2023 Acquisitions
We did not acquire any new farms during the six months ended June 30, 2023.

2022 Acquisitions
During the six months ended June 30, 2022, we completed the following acquisitions, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs	Annualized Straight-line Rent(1)
Farm Road(2)	Charlotte, FL	5/20/2022	15	0	Adjacent parcel	N/A	N/A	$54	$15	$—
County Road 35	Glenn, CA	6/16/2022	1,374	1	Olives for Olive Oil	14.5 years	1 (5 years)	24,500	55	1,714
			1,389	1				$24,554	$70	$1,714
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
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during the six months ended June 30, 2022, was as follows (dollars in thousands):

Assets (Liabilities) Acquired	2022 Acquisitions
Land and land improvements	$16,237
Permanent plantings	5,933
Irrigation & drainage systems	1,298
In-place lease values	359
Leasing costs	727
Total Purchase Price	$24,554
Property Disposition
On June 23, 2023, we completed the sale of a 138-acre parcel of unfarmed land in Florida for $9.6 million. Including closing costs of approximately $563,000, we recognized a net gain on the sale of approximately $6.4 million.
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
As of June 30, 2023, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.0% and 20.4%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.
We recorded an aggregate loss of approximately $33,000 and $60,000 during the three and six months ended June 30, 2023, respectively, and approximately $0 and $29,000 during the three and six months ended June 30, 2022, respectively (included in Loss from investments in unconsolidated entities on our Condensed Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. As of both June 30, 2023, and December 31, 2022, our combined ownership interest in the Fresno LLC and Umatilla LLC had an aggregate carrying value of approximately $5.8 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Investments in Water Assets
In connection with the acquisition of certain farmland located in Kern County, California, we also acquired three contracts to purchase an aggregate of 45,000 acre-feet of banked water held by Semitropic Water Storage District (“SWSD”), a water storage district located in Kern County, California. During the year ended December 31, 2021, we executed all three contracts to purchase all 45,000 acre-feet of banked water for an aggregate additional cost of approximately $2.8 million. The purchased banked water was recognized at cost, including any administrative fees necessary to transfer the water to our banked water account. While we may, in the future, sell the banked water to an unrelated third party for a profit, our current intent is to hold the water for the long-term for future use on our farms. There is no amount of time by which we must use the water held by SWSD.
As of June 30, 2023, the investment in banked water had a carrying value of approximately $34.0 million, which includes the subsequent cost to execute the contracts, and is included within Other assets, net on our Condensed Consolidated Balance Sheets.
Portfolio Concentrations
Credit Risk
As of June 30, 2023, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10% of the total lease revenue recorded during the six months ended June 30, 2023.
Geographic Risk
Farms located in California and Florida accounted for approximately $27.1 million (64.0%) and $7.5 million (17.7%), respectively, of the total lease revenue recorded during the six months ended June 30, 2023. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster (such as an earthquake, wildfire, or flood) occur or climate change impact the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California or Florida have been materially impacted by the recent wildfires, droughts, or hurricanes that occurred in those respective regions. See “—California Floods” below for a discussion on damage caused on certain of our farms by the recent floods that occurred in California. No other single state accounted for more than 10% of the total rental revenue recorded during the six months ended June 30, 2023.
California Floods
In January 2023, periods of heavy rainfall in California resulted in floods that impacted several areas of the state, including regions where certain of our farms are located. As a result of the flooding, one of our farms in the Central Valley suffered damage to certain structures located on the farm. We are still in the process of assessing the damage; however, as of June 30, 2023, we estimated the carrying value of the structures on this property damaged by the floods to be approximately $855,000. As such, during the three months ended March 31, 2023, we wrote down the carrying value of these structures and also recorded a corresponding property and casualty loss, included within Property and casualty (loss) recovery, net on our Condensed Consolidated Statements of Operations and Comprehensive Income. Certain of our other farms in California suffered minor damage as a result of the floods, but no other farms were materially impacted.
Impairment
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of June 30, 2023, and December 31, 2022, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception.
NOTE 4. BORROWINGS
Our borrowings as of June 30, 2023, and December 31, 2022, are summarized below (dollars in thousands):

	Carrying Value as of		As of June 30, 2023
	June 30, 2023	December 31, 2022	Stated Interest Rates(1) (Range; Wtd. Avg)	Maturity Dates (Range; Wtd. Avg)
Notes and bonds payable:
Fixed-rate notes payable	$539,894	$550,974	2.45%-5.70%; 3.73%	9/1/2024–7/1/2051; June 2033
Variable-rate notes payable	—	1,104	N/A	N/A
Fixed-rate bonds payable	56,973	77,776	2.13%–4.57%; 3.54%	7/31/2023–12/30/2030; May 2026
Total notes and bonds payable	596,867	629,854
Debt issuance costs – notes and bonds payable	(3,211)	(3,454)	N/A	N/A
Notes and bonds payable, net	$593,656	$626,400

Variable-rate revolving lines of credit	$100	$100	7.02%	4/5/2024

Total borrowings, net	$593,756	$626,500
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of June 30, 2023, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.2 billion. The weighted-average stated interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.79% and 3.78% for the three and six months ended June 30, 2023, respectively, as compared to 3.75% and 3.73% for the three and six months ended June 30, 2022, respectively. In addition, 2022 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 24.1% reduction (approximately 109 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage” for further discussion on interest patronage.
As of June 30, 2023, we were in compliance with all covenants applicable to the above borrowings.
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
The following table summarizes the pertinent terms of the Current MetLife Facility as of June 30, 2023 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		4/5/2024	$100	3-month Term SOFR + 2.11%	(2)	$74,900
2020 MetLife Term Note	75,000	(3)	1/5/2030	36,900	2.75%, fixed through 1/4/2030	(4)	38,100
2022 MetLife Term Note	100,000	(3)	1/5/2032	—	(4)		100,000
Totals	$250,000			$37,000			$213,000
(1)Based on the properties that were pledged as collateral under the Current MetLife Facility, as of June 30, 2023, the maximum additional amount we could draw under the facility was approximately $110.3 million.
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
Farmer Mac Facility
Through certain subsidiaries of our Operating Partnership, we have entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”) for a secured note purchase facility (the “Farmer Mac Facility”). As amended from time to time, the Farmer Mac Facility currently provides for bond issuances up to an aggregate amount of $225.0 million. Pursuant to the Bond Purchase Agreement, as further amended on June 2, 2023, we may issue new bonds under the Farmer Mac Facility through December 31, 2026, and the final maturity date for new bonds issued under the facility will be the date that is ten years from the applicable issuance date.
As of June 30, 2023, we had approximately $57.0 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with various different Farm Credit associations (collectively, “Farm Credit”). We did not enter into any new loan agreements with Farm Credit during the six months ended June 30, 2023.
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
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of June 30, 2023, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining six months ending December 31:	2023	$12,622
For the fiscal years ending December 31:	2024	40,869
	2025	39,246
	2026	18,412
	2027	51,638
	2028	78,071
	Thereafter	356,009
		$596,867
During the six months ended June 30, 2023, we repaid approximately $24.3 million of maturing loans. On a weighted-average basis, these borrowings bore interest at a stated rate of 3.50% and an effective interest rate (after interest patronage, where applicable) of 3.36%.
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
As of June 30, 2023, the aggregate fair value of our notes and bonds payable was approximately $541.2 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $596.9 million. The fair value of our notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of June 30, 2023, is deemed to approximate their aggregate carrying value of $100,000.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the Financial Accounting Standards Board’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of June 30, 2023, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is initially recorded in Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects. During the next 12 months, we estimate that an additional $2.6 million will be reclassified as a reduction to interest expense.
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of June 30, 2023, and December 31, 2022 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of June 30, 2023	4	$71,701
As of December 31, 2022	4	73,392
The following table presents the fair value of our interest rate swaps as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$8,714	$9,007
Total		$8,714	$9,007
The following table presents the amount of (loss) income recognized in comprehensive income within our condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Derivative in cash flow hedging relationship:
Interest rate swaps	$1,355	$2,562	$(293)	$7,292
Total	$1,355	$2,562	$(293)	$7,292
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of June 30, 2023, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.

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
As of June 30, 2023, the fair value of our Series D Term Preferred Stock was approximately $56.9 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on June 30, 2023, of $23.55.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the three months ended June 30, 2023, see Note 8, “Equity—Distributions.”
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
We did not pay any financing fees to Gladstone Securities during either of the three or six months ended June 30, 2023. During the three and six months ended June 30, 2022, we paid total financing fees to Gladstone Securities of approximately $0 and $94,000 respectively. Through June 30, 2023, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
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
The following tables summarizes the total Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities during the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Series C Preferred Stock	$—	$2,891	$—	$6,069
Series E Preferred Stock	183	—	332	—
Total Selling Commissions and Dealer-Manager Fees	$183	$2,891	$332	$6,069
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
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Base management fee(1)(2)	$2,148	$2,043	$4,296	$4,079
Incentive fee(1)(2)	—	—	—	1,131
Total fees to our Adviser	$2,148	$2,043	$4,296	$5,210

Administration fee(1)(2)	$514	$463	$1,090	$926

Selling Commissions and Dealer-Manager Fees(1)(3)	$183	$2,891	$332	$6,069
Financing fees(1)(4)	—	—	—	94
Total fees to Gladstone Securities	$183	$2,891	$332	$6,163
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
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022, were as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Base management fee	$2,148	$2,141
Incentive fee	—	1,589
Other, net(1)	63	80
Total due to Adviser	2,211	3,810
Administration fee	514	536
Cumulative accrued but unpaid portion of prior Administration Fees(2)	366	—
Total due to Administrator	880	536
Total due to Gladstone Securities(3)	4	24
Total due to related parties(4)	$3,095	$4,370
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
NOTE 8. EQUITY
Registration Statement
On March 6, 2020, we filed a universal registration statement on Form S-3 (File No. 333-236943) with the SEC (the “2020 Registration Statement”). The 2020 Registration Statement, which was declared effective by the SEC on April 1, 2020, permitted us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Under the 2020 Registration Statement, we issued a total of 10,254,072 shares of Series C Preferred Stock for gross proceeds of approximately $253.9 million, 2,415,000 shares of Series D Term Preferred Stock for gross proceeds of approximately $60.4 million, 77,841 shares of Series E Preferred Stock for gross proceeds of approximately $1.9 million, and

14,367,524 shares of common stock (including common stock issued to redeem OP Units) for gross proceeds of approximately $280.9 million.
On March 28, 2023, we filed a universal registration statement on Form S-3, as amended (File No. 333-270901), with the SEC (the “2023 Registration Statement”) to replace the 2020 Registration Statement. The 2023 Registration Statement, which was declared effective by the SEC on April 13, 2023, permits us to issue up to an aggregate of $1.5 billion in securities consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more securities. Through June 30, 2023, we have issued a total of 57,568 shares of Series E Preferred Stock for gross proceeds of approximately $1.4 million and 66,100 shares of common stock for gross proceeds of approximately $1.1 million under the 2023 Registration Statement. See Note 11, “Subsequent Events,” for equity issuances completed subsequent to June 30, 2023.
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
The following table provides information on sales of our Series C Preferred Stock during the three and six months ended June 30, 2022 (dollars in thousands, except per-share amounts):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Number of shares sold(1)	1,479,544	3,028,475
Weighted-average offering price per share	$24.70	$24.75
Gross proceeds	$36,551	$74,967
Net proceeds(2)	$33,660	$68,898
(1)Excludes shares issued pursuant to the DRIP. We issued approximately 0 and 14,067 shares of the Series C Preferred Stock pursuant to the DRIP during the three and six months ended June 30, 2023, respectively, and approximately 7,488 and 12,727 shares of the Series C Preferred Stock pursuant to the DRIP during the three and six months ended June 30, 2022, respectively.
(2)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.
In addition, during the three and six months ended June 30, 2023, 39,093 and 48,913 shares, respectively, of Series C Preferred Stock were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $951,000 and $1.2 million, respectively. During the three and six months ended June 30, 2022, 2,160 and 4,640 shares, respectively, of Series C Preferred Stock were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $52,000 and $111,000, respectively.
During the three months ended June 30, 2023, we listed the Series C Preferred Stock on Nasdaq under the ticker symbol “LANDP.” Trading of the Series C Preferred Stock on Nasdaq commenced on June 8, 2023.
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
The following table provides information on sales of our Series E Preferred Stock during the three and six months ended June 30, 2023 (dollars in thousands, except per-share amounts):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Number of shares sold	75,209	135,409
Weighted-average offering price per share	$24.93	$24.95
Gross proceeds	$1,875	$3,378
Net proceeds(1)	$1,692	$3,047
(1)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.
Refer to Note 11, “Subsequent Events—Financing Activity—Equity Activity,” for sales of the Series E Preferred Stock completed subsequent to June 30, 2023.
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
Common Stock
At-the-Market Program
On May 12, 2020, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Virtu Americas LLC and Ladenburg & Co. Inc. (each a “Sales Agent”), that, as subsequently amended, permitted us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $260.0 million (the “Prior ATM Program”). On April 13, 2023, we entered into separate amended and restated equity distribution agreements with the Sales Agents to allow us to sell shares of our common stock having an aggregate offering price of up to $500.0 million (the “New ATM Program,” and collectively with the Prior ATM Program, the “ATM Program”). The following table provides information on shares of common stock sold by the Sales Agents under the ATM Program during the three and six months ended June 30, 2023 and 2022 (dollars in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of shares sold	66,100	—	729,685	310,055
Weighted-average offering price per share	$17.31	$—	$19.50	$33.64
Gross proceeds	$1,144	$—	$14,228	$10,431
Net proceeds(1)	$1,133	$—	$14,086	$10,327
(1)Net of underwriting commissions.
Refer to Note 11, “Subsequent Events—Financing Activity—Equity Activity,” for sales of common stock under the ATM Program completed subsequent to June 30, 2023.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of June 30, 2023, and December 31, 2022, we owned 100.0% of the outstanding OP Units.
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
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the three and six months ended June 30, 2023 and 2022 are reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Issuance	2023	2022	2023	2022
Series B Preferred Stock	$0.375	$0.375	$0.750	$0.750
Series C Preferred Stock	0.375	0.375	0.750	0.750
Series D Term Preferred Stock(1)	0.312501	0.312501	0.625002	0.625002
Series E Term Preferred Stock	0.312501	—	0.625002	—
Common Stock(2)	0.1380	0.1362	0.2757	0.2721
(1)Dividends are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenue for the three and six months ended June 30, 2023 and 2022 (dollars in thousands, except for footnotes):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed lease payments(1)	$21,118	$20,273	$42,078	$40,210
Variable lease payments(2)	92	20	334	26
Lease revenue, net(3)	$21,210	$20,293	$42,412	$40,236
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments primarily consist of participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three and six months ended June 30, 2023, we recorded participation rents of approximately $0 and $195,000, respectively, and reimbursements of certain property operating expenses by tenants of approximately $57,000 and $93,000, respectively. During the three and six months ended June 30, 2022, we recorded participation rents of approximately $20,000 during each period and reimbursements of certain property operating expenses by tenants of approximately $0 and $6,000, respectively. In addition, during the three and six months ended June 30, 2023, we recorded late fees of approximately $35,000 and $46,000, respectively.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2023 and 2022, computed using the weighted average number of common shares outstanding during the respective periods. Earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per-share amounts):	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$1,727	$(3,873)	$(2,593)	$(6,610)
Weighted average shares of common stock outstanding – basic and diluted	35,722,836	34,520,068	35,635,601	34,403,184
Income (loss) per common share – basic and diluted	$0.05	$(0.11)	$(0.07)	$(0.19)
The weighted-average number of OP Units held by non-controlling OP Unitholders was 0 for each of the three and six months ended June 30, 2023, and 45,006 and 124,451 for the three and six months ended June 30, 2022, respectively.
NOTE 11. SUBSEQUENT EVENTS
Financing Activity
Debt Activity—Loan Maturities
Subsequent to June 30, 2023, we repaid a $3.2 million maturing bond that bore interest at an annual rate of 2.13%.
Equity Activity
The following table provides information on equity sales that have occurred subsequent to June 30, 2023 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series E Preferred Stock	41,600	$25.00	$1,040	$936
Common Stock – ATM Program	58,360	17.34	1,012	1,002
(1)Net of Selling Commissions and Dealer-Manager Fees or underwriting discounts and commissions (in each case, as applicable).
Distributions
On July 11, 2023, our Board of Directors authorized and we declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	July 21, 2023	July 31, 2023	$0.125
	August 23, 2023	August 31, 2023	0.125
	September 21, 2023	September 29, 2023	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	July 21, 2023	July 31, 2023	$0.125
	August 23, 2023	August 31, 2023	0.125
	September 21, 2023	September 29, 2023	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	July 21, 2023	July 31, 2023	$0.104167
	August 23, 2023	August 31, 2023	0.104167
	September 21, 2023	September 29, 2023	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Series E Preferred Stock:	July 27, 2023	August 4, 2023	$0.104167
	August 28, 2023	September 6, 2023	0.104167
	September 27, 2023	October 5, 2023	0.104167
Total Series E Preferred Stock Distributions:			$0.312501

Common Stock(1):	July 21, 2023	July 31, 2023	$0.0462
	August 23, 2023	August 31, 2023	0.0462
	September 21, 2023	September 29, 2023	0.0462
Total Common Stock Distributions			$0.1386
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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. With the exception of one farm in California, which is currently self-operated (on a temporary basis and via a management agreement with an unrelated third-party), we are not a grower of crops, nor do we typically farm the properties we own. We currently own 169 farms comprised of 115,593 acres located across 15 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
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
Portfolio Diversification
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 169 farms leased to 92 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the different geographic locations (by state) of our farms owned as of and during the six months ended June 30, 2023 and 2022 (dollars in thousands):

	As of and For the Six Months Ended June 30, 2023					As of and For the Six Months Ended June 30, 2022
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,844	30.1%	$27,126	64.0%	63	34,401	30.2%	$26,775	66.5%
Florida	26	22,468	19.4%	7,522	17.7%	26	22,606	19.8%	7,189	17.9%
Washington	6	2,529	2.2%	2,325	5.5%	3	1,384	1.2%	1,199	3.0%
Colorado	12	32,773	28.4%	1,243	2.9%	12	32,773	28.8%	1,082	2.7%
Arizona	6	6,320	5.5%	1,129	2.7%	6	6,280	5.5%	1,016	2.5%
Oregon	6	898	0.8%	1,067	2.5%	5	726	0.6%	734	1.8%
Nebraska	9	7,782	6.7%	693	1.6%	9	7,782	6.8%	596	1.5%
Michigan	23	1,892	1.6%	487	1.1%	23	1,892	1.7%	783	1.9%
Maryland	6	987	0.8%	230	0.5%	6	987	0.9%	222	0.5%
Texas	1	3,667	3.2%	225	0.5%	1	3,667	3.2%	225	0.6%
South Carolina	3	597	0.5%	122	0.3%	3	597	0.5%	122	0.3%
Georgia	2	230	0.2%	112	0.3%	2	230	0.2%	112	0.3%
New Jersey	3	116	0.1%	64	0.2%	3	116	0.1%	64	0.2%
Delaware	1	180	0.2%	37	0.1%	1	180	0.2%	36	0.1%
North Carolina	2	310	0.3%	30	0.1%	2	310	0.3%	81	0.2%
TOTALS	169	115,593	100.0%	$42,412	100.0%	165	113,931	100.0%	$40,236	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual, semi-annual, or quarterly basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 106 of our farms are leased on a pure, triple-net basis, 59 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, or insurance costs), and 1 farm is self-operated. Additionally, 27 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of June 30, 2023 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Six Months Ended June 30, 2023	% of Total Lease Revenues
2023 (2)	10	6,514	5.6%	$3,103	7.3%
2024 (3)	7	9,997	8.7%	3,220	7.6%
2025	10	20,631	17.9%	3,724	8.8%
2026	10	11,673	10.1%	2,735	6.5%
2027	5	6,947	6.0%	4,546	10.7%
Thereafter	59	59,433	51.4%	24,787	58.4%
Other(4)	11	398	0.3%	297	0.7%
Totals	112	115,593	100.0%	$42,412	100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Includes two leases with tenant termination options that we do not currently expect to be exercised.
(3)Includes one lease that was extended subsequent to June 30, 2023 (see “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity” below for a summary of this and certain other recent leasing activities).

(4)Primarily consists of ancillary leases (e.g., renewable energy leases; oil, gas, and mineral leases; telecommunications leases; etc.) with varying expirations on certain of our farms. Also includes one farm that was self-operated as of June 30, 2023, for which we recorded approximately $77,000 of lease revenues attributable to the former tenant during the three months ended March 31, 2023.
Aside from two early termination options available to the tenant on two of our farms (neither of which we currently expect to be exercised), we currently have eight agricultural leases scheduled to expire within the next six months. We are currently in negotiations with the existing tenants on each of the farms, as well as other potential tenants, and we anticipate being able to renew the leases at their respective current market rental rates without incurring any downtime on any of the farms. Overall, we currently anticipate the rental rates on these lease renewals to be relatively flat compared to that of the existing leases. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity—Existing Properties
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since April 1, 2023, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES(1)			NEW LEASES(2)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(3)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)	Total Annualized Straight-line Rent(3)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)
CA, CO, FL, MI, & NC	13	18,408	$7,802	2	9 / 2 / 2	$7,400	5.1	1	6 / 7 / 0
(1)Prior leases include five leases that were terminated early during the three months ended June 30, 2023. Upon termination of these leases, we entered into new leases with new tenants, effective immediately, which are included in the above table.
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
Self-operated and Non-accrual Properties
As of and during a portion of the six months ended June 30, 2023, we had one farm in California that was self-operated (via a management agreement with an unrelated third-party). We are in discussions with potential tenants to lease this farm and currently expect to come to an agreement within the next three months; however, there can be no guarantee that we will be able to reach a lease agreement with a tenant at favorable terms to us, or at all.
Additionally, due to credit issues with three of our tenants, we determined that the full collectability of the remaining rental payments under the respective leases with these tenants was not deemed to be probable. As such, during a portion of the six months ended June 30, 2023, we recognized lease revenues from the seven leases with these three tenants (four leases on farms in Michigan and three leases on farms in California) on a cash basis. During the three months ended June 30, 2023, we terminated the lease agreements with the prior tenant occupying the four farms in Michigan and entered into new, short-term lease agreements on each of the farms with a new tenant. The tenant occupying two of the three California farms is current in their rental payments to us and may be placed back on full accrual status later in the year if certain conditions (including, but not limited to, timely receipt of rental payments) continue to be met. We are continuing to work with the current tenant on the third farm in California and will seek to come to an agreement for the remaining rental payments, if possible. Such agreement, if one can be reached, may include placing the tenant on a payment plan, deferring a portion of the rent owed to us, or agreeing to terminate the lease. In the event of an early termination of any of the aforementioned farms, we estimate that we would be able to find new tenants to lease each of these properties at market rental rates within 1 to 12 months.
During the three and six months ended June 30, 2023, we recorded aggregate lease revenues related to the aforementioned properties of approximately $263,000 and $625,000, respectively, as compared to approximately $545,000 and $1.0 million during the respective prior-year periods.
Financing Activity
Debt Activity

Farmer Mac Facility
On June 2, 2023, we amended our agreement with Federal Agricultural Mortgage Corporation (“Farmer Mac”), which provides for bond issuances up to an aggregate amount of $225.0 million (the “Farmer Mac Facility”). Pursuant to the amendment, the date through which we may issue new bonds under the Farmer Mac Facility was extended to December 31, 2026, and the final maturity date for new bonds issued under the facility will be the date that is ten years from the applicable issuance date.
Loan Repayments
From April 1, 2023, through the date of this filing, we repaid approximately $5.7 million of maturing loans. On a weighted-average basis, these borrowings bore interest at a stated rate of 2.86% and an effective interest rate (after interest patronage, where applicable) of 2.52%.
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
From April 1, 2023, through the date of this filing, we redeemed 39,093 shares that were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $951,000.
During the three months ended June 30, 2023, we listed the Series C Preferred Stock on Nasdaq under the ticker symbol “LANDP.” Trading of the Series C Preferred Stock on Nasdaq commenced on June 8, 2023.
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
The following table summarizes the sales of our Series E Preferred Stock that occurred from April 1, 2023, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
116,809	$24.95	$2,915	$2,628
(1)Net of underwriting discounts, selling commissions, and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $287,000.
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
The following table summarizes the activity under the ATM Program from April 1, 2023, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
124,460	$17.33	$2,156	$2,135
(1)Net of underwriting commissions.
Impact of Inflation and Rising Interest Rates
According to the U.S. Bureau of Labor Statistics, the consumer price index (“CPI”) grew at an annual rate of 3.0% through June 30, 2023, as overall inflation continued to ease from the peak levels experienced in the summer of 2022, when it reached the highest rates seen in over 40 years. Food prices have continued to outpace the rate of inflation, with the overall food segment increasing at an annual rate of 5.7% through June 30, 2023, and the food at home segment (which encompasses over 90% of the crops grown on our farms) growing by 4.7%. In addition, according to the NCREIF Farmland Index, which, as of June 30, 2023, consisted of approximately $16.2 billion of farms across the U.S., the total return on U.S. farmland (including appreciation and income) was 8.2% for the 12 months ended June 30, 2023. If the increases in food prices continue to outpace inflation, we believe this will help mitigate any increase in input costs experienced by our farm operators.
To combat inflation, the Federal Reserve has raised its benchmark funds rate 11 times since March 2022, resulting in the highest target rate seen since January 2001. While slowing down significantly from its peak levels, overall inflation, and particularly “core inflation” (which excludes transitory costs, such as food and energy), remains above the Federal Reserve’s target long-term rate of 2.0%, leading many to believe additional rate increases remain possible through the rest of 2023. As such, interest rates remain volatile in response to competing concerns regarding inflationary pressures, coupled with the continued threat of a near-term recession. The yield on the 10-year U.S. Treasury Note has increased substantially over the past 12 months, again surpassing 4% (a level that, prior to a year ago, had not been seen since 2008), which adversely affects interest rates on long-term financing. In addition, while waning somewhat recently, the threat of global recessionary conditions continues to persist, caused in part by inflation, the potential emergence of new public health emergencies, and geopolitical conditions, although the actual timeline, impact, and duration, if any such conditions materialize, are unknown.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.35% for another 4.6 years. As such, with respect to our current borrowings, we have experienced minimal impact from the recent increases in interest rates, and we believe we are well-protected against further interest rate increases, which seem likely to continue in the near term.
LIBOR Transition
The majority of our debt is at fixed rates, and we currently have very limited exposure to variable-rate debt. Previously, our variable-rate debt was based upon the London Interbank Offered Rate (“LIBOR”), which was phased out in June 2023. LIBOR has since transitioned to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which was formally adopted by the Alternative Reference Rates Committee in July 2021 as a benchmark interest rate that incorporates certain overnight repo market data collected from multiple data sets. The intent was to adjust the SOFR to minimize the differences between the interest that a borrower was paying using LIBOR versus what it will be paying SOFR. Our lines of credit with MetLife and four term loans with Rabo AgriFinance LLC (which are effectively fixed through our entry into interest swap agreements) were previously indexed based on LIBOR, and all have since transitioned to SOFR, resulting in a minimal impact to our overall operations.
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
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2023.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:
•With regard to the comparison between the three months ended June 30, 2023 and 2022:
◦Same-property basis represents farms owned as of March 31, 2022, which were not vacant at any point during either period presented and full collectability of future rental payments under the respective leases was deemed probable during the entirety of both periods;
◦Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to March 31, 2022. From April 1, 2022, through June 30, 2023, we acquired five new farms and had one partial farm disposition; and
◦Vacant, self-operated, or non-accrual properties are:

*Farms that were vacant (either wholly or partially) at any point during either period presented. We did not have any vacant farms during either of the three months ended June 30, 2023 or 2022;
*Farms that were self-operated at any point during either period presented. One of our farms was self-operated (via a management agreement with an unrelated third-party) during the three months ended June 30, 2023; and
*Farms with leases where revenue was recognized on a cash basis during either period presented (rather than a straight-line basis) due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues. During a portion of the three months ended June 30, 2023, we recognized revenue from 7 different leases with 3 separate tenants (encompassing 17 different farms) on a cash basis.
•With regard to the comparison between the six months ended June 30, 2023 and 2022:
◦Same-property basis represents farms owned as of December 31, 2021, which were not vacant at any point during either period presented and full collectability of future rental payments under the respective leases was deemed probable during the entirety of both periods;
◦Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2021. From January 1, 2022, through June 30, 2023, we acquired five new farms and had one partial farm disposition; and
◦Vacant, self-operated, or non-accrual properties are:
◦Farms that were vacant (either wholly or partially) at any point during either period presented. We did not have any vacant farms during either of the six months ended June 30, 2023 or 2022;
◦Farms that were self-operated at any point during either period presented. One of our farms was self-operated (via a management agreement with an unrelated third-party) during a portion of the six months ended June 30, 2023; and
◦Farms with leases where revenue was recognized on a cash basis during either period presented (rather than a straight-line basis) due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues. During a portion of the six months ended June 30, 2023, we recognized revenue from 7 different leases with 3 separate tenants (encompassing 17 different farms) on a cash basis.
A comparison of results of components comprising our operating income for the three and six months ended June 30, 2023 and 2022 is below (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$21,118	$20,273	$845	4.2%
Variable lease payments – participation rents	—	20	(20)	(100.0)%
Variable lease payments – tenant reimbursements	92	—	92	NM
Total operating revenues	21,210	20,293	917	4.5%
Operating expenses:
Depreciation and amortization	9,044	8,392	652	7.8%
Property operating expenses	887	695	192	27.6%
Base management and incentive fees	2,148	2,043	105	5.1%
Administration fee	514	463	51	11.0%
General and administrative expenses	790	567	223	39.3%
Total operating expenses	13,383	12,160	1,223	10.1%
Operating income	$7,827	$8,133	$(306)	(3.8)%
NM = Not Meaningful

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$42,078	$40,210	$1,868	4.6%
Variable lease payments – participation rents	195	20	175	875.0%
Variable lease payments – tenant reimbursements	139	6	133	2,216.7%
Total operating revenues	42,412	40,236	2,176	5.4%
Operating expenses:
Depreciation and amortization	18,163	16,738	1,425	8.5%
Property operating expenses	2,015	1,398	617	44.1%
Base management and incentive fees	4,296	5,210	(914)	(17.5)%
Administration fee	1,090	926	164	17.7%
General and administrative expenses	1,577	1,253	324	25.9%
Total operating expenses	27,141	25,525	1,616	6.3%
Operating income	$15,271	$14,711	$560	3.8%
Operating Revenues
Lease revenues
The following table provides a summary of our lease revenues during the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Same-property basis:
Fixed lease payments	$19,795	$19,687	$108	0.5%	$39,400	$39,155	$245	0.6%
Participation rents	—	(10)	10	(100.0)%	123	(10)	133	(1,330.0)%
Total – Same-property basis	19,795	19,677	118	0.6%	39,523	39,145	378	1.0%
Properties acquired or disposed of:
Fixed lease payments	1,077	71	1,006	1,416.9%	2,152	71	2,081	2,931.0%
Participation rents	—	—	—	NM	—	—	—	NM
Total – Properties acquired or disposed of	1,077	71	1,006	1,416.9%	2,152	71	2,081	2,931.0%
Vacant, self-operated, or non-accrual, properties:
Fixed lease payments	246	514	(268)	(52.1)%	526	983	(457)	(46.5)%
Participation rents	—	31	(31)	(100.0)%	72	31	41	132.3%
Total – Vacant, self-operated, or non-accrual properties	246	545	(299)	(54.9)%	598	1,014	(416)	(41.0)%
Tenant reimbursements and other(1)	92	—	92	NM	139	6	133	2,216.7%
Total Lease revenues	$21,210	$20,293	$917	4.5%	$42,412	$40,236	$2,176	5.4%
NM = Not Meaningful
(1)Tenant reimbursements and other primarily consist of tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts are also recorded as property operating expenses during the respective periods.
Same-property Basis – 2023 compared to 2022
Lease revenues from fixed lease payments increased primarily due to additional rents earned on capital improvements completed on certain of our farms and a one-time payment received for easement access across a portion of one of our farms. This increase was partially offset by the execution of one lease agreement in the fourth quarter of 2022, pursuant to which we agreed to reduce the fixed base rent amount in exchange for increasing the participation rent components in the lease, the result of which will not be known until later in 2023.

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
Fixed lease payments from vacant, self-operated, or non-accrual properties decreased primarily due to revenue from certain of our leases being recognized on a cash basis during a portion of the three and six months ended June 30, 2023 (rather than a straight-line basis), due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues. During the three months ended June 30, 2023, we entered into new short-term lease agreements with a new tenant on four of these properties and began recognizing such revenues on a straight-line basis. The remaining leases will continue to be recognized on a non-accrual basis until we deem full collectability of future rental payment under the leases to be probable. In addition, one of our farms was self-operated (via a management agreement with an unrelated third-party) for the three months ended June 30, 2023, and a portion of the six months ended June 30, 2023. The decrease in lease revenues from vacant, self-operated, or non-accrual properties was partially offset by cash collections (in part or in whole) from tenants occupying certain of these properties during the three and six months ended June 30, 2023.
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
Property operating expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expenses, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property-operating expenses recorded during the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Same-property basis	$750	$574	$176	30.7%	$1,604	$1,229	$375	30.5%
Properties acquired or disposed of	2	—	2	NM	6	—	6	NM
Vacant, self-operated, or non-accrual properties	67	109	(42)	(38.5)%	295	146	149	102.1%
Tenant-reimbursed property operating expenses(1)	68	12	56	466.7%	110	23	87	378.3%
Total Property operating expenses	$887	$695	$192	27.6%	$2,015	$1,398	$617	44.1%
NM = Not Meaningful
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.
Same-property Basis – 2023 compared to 2022
Property operating expenses increased primarily due to higher legal fees and other costs incurred in connection with protecting water rights on certain farms in California and consulting fees incurred on certain farms in Florida. We also recorded additional repair and maintenance expenses as a result of natural disasters at certain of our farms and increased legal fees related to drafting new lease agreements.
Other – 2023 compared to 2022

Property operating expenses attributable to vacant, self-operated, or non-accrual properties decreased during the three months ended June 30, 2023, and increased during the six months ended June 30, 2023. The decrease during the three months ended June 30, 2023, was primarily due to lower repair and maintenance expenses incurred on certain of our farms, while the increase during the six months ended June 30, 2023, was primarily due to additional legal fees incurred in connection with rent collection or lease termination efforts for those tenants on farms that were placed on non-accrual status.
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
Related-Party Fees
The following table provides the calculations of the base management and incentive fees due to our Adviser pursuant to the Advisory Agreement for the three and six months ended June 30, 2023 and 2022 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

	Quarter Ended		Year to Date
	March 31	June 30
FY 2023 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,432,394	$1,431,761
Quarterly rate	0.150%	0.150%
Base management fee(3)	$2,148	$2,148	$4,296

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$358,689	$362,411

First hurdle quarterly rate	1.750%	1.750%
First hurdle threshold	$6,277	$6,342

Second hurdle quarterly rate	2.1875%	2.1875%
Second hurdle threshold	$7,846	$7,928

Pre-Incentive Fee FFO(1)	$5,303	$4,400

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—
Total Incentive fee(3)	$—	$—	$—

Total fees due to Adviser	$2,148	$2,148	$4,296

FY 2022 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,357,800	$1,361,757
Quarterly rate	0.150%	0.150%
Base management fee(3)	$2,036	$2,043	$4,079

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$378,299	$381,201

First hurdle quarterly rate	1.750%	1.750%
First hurdle threshold	$6,620	$6,671

Second hurdle quarterly rate	2.1875%	2.1875%
Second hurdle threshold	$8,275	$8,339

Pre-Incentive Fee FFO(1)	$7,751	$4,819

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$1,131	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—
Total Incentive fee(3)	$1,131	$—	$1,131

Total fees due to Adviser	$3,167	$2,043	$5,210
(1)As defined in the Advisory Agreement.
(2)As of the end of the respective prior quarters.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The base management fee increased primarily due to additional assets acquired and improvements made on certain of our farms since December 31, 2021.
Our Adviser earned an incentive fee during the three months ended March 31, 2022, due to our Pre-Incentive Fee FFO (as defined in the Advisory Agreement) exceeding the required hurdle rate of the applicable equity base during the first quarter of fiscal year 2022. No incentive fee was earned by our Adviser during either of the first or second quarters of fiscal year 2023 or during the second quarter of 2022, as our Pre-Incentive Fee FFO did not surpass the required hurdle rate.
The administration fee paid to our Administrator increased primarily due to hiring additional personnel and us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased during each of the three and six months ended June 30, 2023, primarily due to an increase in acquisition-related costs for investments no longer being pursued and higher audit fees. The increase during the six months ended June 30, 2023, was further driven by additional stockholder-related expenses incurred related to the annual stockholders’ meeting and the listing of the Series C Preferred Stock on Nasdaq, partially offset by a decrease in directors fees.
A comparison of results of other components contributing to net loss attributable to common stockholders for the three and six months ended June 30, 2023 and 2022 is below (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Operating income	$7,827	$8,133	$(306)	(3.8)%
Other income (expense):
Other income	364	63	301	477.8%
Interest expense	(5,942)	(6,523)	581	(8.9)%
Dividends declared on cumulative term preferred stock	(755)	(755)	—	—%
Gain (loss) on dispositions of real estate assets, net	6,394	(305)	6,699	(2,196.4)%
Loss from investments in unconsolidated entities	(33)	—	(33)	NM
Total other income (expense), net	28	(7,520)	7,548	(100.4)%
Net income	7,855	613	7,242	1,181.4%
Net loss attributable to non-controlling interests	—	3	(3)	(100.0)%
Net income attributable to the Company	7,855	616	7,239	1,175.2%
Aggregate dividends declared on and charges related to extinguishment of cumulative redeemable preferred stock	(6,128)	(4,489)	(1,639)	36.5%
Net income (loss) attributable to common stockholders	$1,727	$(3,873)	$5,600	(144.6)%

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Operating income	$15,271	$14,711	$560	3.8%
Other income (expense):
Other income	2,984	2,829	155	5.5%
Interest expense	(11,979)	(12,971)	992	(7.6)%
Dividends declared on cumulative term preferred stock	(1,509)	(1,509)	—	—%
Gain (loss) on dispositions of real estate assets, net	5,914	(1,280)	7,194	(562.0)%
Property and casualty (loss) recovery, net	(1,016)	49	(1,065)	(2,173.5)%
Loss from investments in unconsolidated entities	(60)	(29)	(31)	106.9%
Total other expense, net	(5,666)	(12,911)	7,245	(56.1)%
Net income	9,605	1,800	7,805	433.6%
Net income attributable to non-controlling interests	—	(6)	6	(100.0)%
Net income attributable to the Company	9,605	1,794	7,811	435.4%
Aggregate dividends declared on and charges related to extinguishment of cumulative redeemable preferred stock	(12,198)	(8,404)	(3,794)	45.1%
Net loss attributable to common stockholders	$(2,593)	$(6,610)	$4,017	(60.8)%
NM = Not Meaningful
Other Income (Expense)
Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments, increased primarily due to additional income earned on short-term investments due to higher interest rates, partially offset by less interest patronage received from Farm Credit (primarily due to decreased borrowings from Farm Credit).
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
Interest expense decreased, primarily due to a decrease in overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our cumulative term preferred stock) outstanding for the three and six months ended June 30, 2023, was approximately $600.1 million and $606.1 million, respectively, as compared to approximately $666.9 million and $665.6 million for the respective prior-year periods. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the weighted-average interest rate charged on our aggregate borrowings for the three and six months ended June 30, 2023, was 3.79% and 3.78%, respectively, as compared to 3.75% and 3.73% for the respective prior-year periods.
During the three and six months ended June 30, 2023, we recorded a net capital gain, driven by the sale of a 138-acre parcel of unfarmed land in Florida for $9.6 million, which, after accounting for closing costs, resulted in a net gain of approximately $6.4 million. The net losses recorded during each of the three and six months ended June 30, 2022, related to the disposals of certain irrigation and other improvements on certain of our farms.
The net property and casualty (loss) recovery related to net expenses incurred and insurance recoveries received for certain improvements that were damaged due to natural disasters. The property and casualty loss recorded during the six months ended June 30, 2023, was the result of the heavy rainfall that occurred in California in early 2023 and the resulting flooding, which damaged certain structures located on one of our farms in the Central Valley. We continue to work with our tenant on this farm to assess the damage and come to a solution regarding the repairs.
The aggregate dividends paid on our cumulative redeemable preferred stock increased due to additional shares of the Series C Preferred Stock and Series E Preferred Stock issued and outstanding during each of the current-year periods.
LIQUIDITY AND CAPITAL RESOURCES
Overview

Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under our credit facility with Metropolitan Life Insurance Company (“MetLife”)), and issuances of additional equity securities. Our current available liquidity is approximately $185.4 million, consisting of approximately $35.7 million in cash on hand and, based on the current level of collateral pledged, approximately $149.7 million of availability under our credit facility with MetLife (subject to compliance with covenants) and other undrawn notes or bonds. In addition, we currently have certain properties valued at a total of approximately $145.4 million that are unencumbered and eligible to be pledged as collateral.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.35% for another 4.6 years. In addition, the weighted-average remaining term of our notes and bonds payable is approximately 9.3 years. As such, with respect to our current borrowings, we have experienced minimal impact from the recent increases in interest rates, and we believe we are well-protected against any future interest rate increases. Despite ongoing volatility in the markets, based on discussions with our lenders, we do not believe there will be a credit freeze on agricultural lending in the near term. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near- and long-term debt obligations and operating expenses.
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
Operating Commitments and Obligations
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as June 30, 2023 (dollars in thousands):

Farm Location(s)	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of June 30, 2023
St. Lucie, FL	549	$230		Q3 2023	$185
Umatilla, OR	135	2,750	(2)	Q4 2023	2,308
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
Ventura, CA	402	1,000	(2)	Q4 2025	448
Napa, CA	270	1,635	(2)	Q4 2029	920
Wicomico & Caroline, MD, and Sussex, DE	833	115		Q3 2030	49
Yuma, AZ	3,033	941	(2)	Q4 2031	784
Franklin & Grant, WA, & Umatilla, OR	1,126	2,169	(2)	Q4 2032	1,675
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.

Ground Lease Obligations
In connection with certain farms acquired through a leasehold interest, we assumed certain ground lease arrangements under which we are the lessee. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of June 30, 2023, is as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining six months ending December 31:	2023	$40
For the fiscal years ending December 31:	2024	92
	2025	62
	2026	62
	2027	62
	2028	62
	Thereafter	631
Total undiscounted lease payments		1,011
Less: imputed interest		(425)
Present value of lease payments		$586
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income) of approximately $26,000 and $51,000 during the three and six months ended June 30, 2023, respectively, and approximately $23,000 and $46,000 during the three and six months ended June 30, 2022, respectively.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Net change in cash from:
Operating activities	$22,577	$19,355	$3,222	16.6%
Investing activities	3,101	(35,147)	38,248	(108.8)%
Financing activities	(38,611)	47,528	(86,139)	(181.2)%
Net change in Cash and cash equivalents	$(12,933)	$31,736	$(44,669)	(140.8)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased primarily due to additional rental payments received from recent acquisitions and a decrease in aggregate fees paid to our Adviser during the six months ended June 30, 2023. This increase was partially offset due to the timing of certain interest payments made during the six months ended June 30, 2023, as compared to the prior-year period.
Investing Activities
The change in cash from investing activities was primarily due to proceeds received from the sale of a 138-acre parcel of unfarmed land in Florida for $9.6 million during the six months ended June 30, 2023, which resulted in a net gain of approximately $6.4 million, and a decrease in the amount of cash paid for capital improvements on existing farms during the current-year period.
Financing Activities

The change in cash from financing activities was primarily due to a decrease in aggregate net cash proceeds received from preferred and common equity offerings of approximately $62.0 million and a decrease in aggregate net borrowings of approximately $27.0 million.
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
Farmer Mac Facility
As amended in June 2023, the Farmer Mac Facility provides for bond issuances up to an aggregate amount of $225.0 million by December 31, 2026, after which Farmer Mac has no obligation to purchase additional bonds under this facility. To date, we have issued aggregate bonds of approximately $100.1 million under the Farmer Mac Facility.
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
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2023 (dollars in thousands, except per-share amounts; excludes shares of Series C Preferred Stock issued pursuant to the DRIP):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series E Preferred Stock	177,009	$24.96	$4,418	$3,983
Common Stock – ATM Program	788,045	19.34	15,240	15,087
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).
Our 2023 Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our condensed consolidated financial statements) permits us to issue up to an aggregate of $1.5 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $2.5 million of Series E Preferred Stock and $2.2 million of common stock under the 2023 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and six months ended June 30, 2023 and 2022 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$7,855	$613	$9,605	$1,800
Less: Aggregate dividends declared on and charges related to extinguishment of cumulative redeemable preferred stock(1)	(6,128)	(4,489)	(12,198)	(8,404)
Net income (loss) attributable to common stockholders and non-controlling OP Unitholders	1,727	(3,876)	(2,593)	(6,604)
Plus: Real estate and intangible depreciation and amortization	9,044	8,392	18,163	16,738
(Less) plus: (Gains) losses on dispositions of real estate assets, net	(6,394)	305	(5,914)	1,280
Adjustments for unconsolidated entities(2)	23	(2)	47	25
FFO available to common stockholders and non-controlling OP Unitholders	4,400	4,819	9,703	11,439
Plus: Acquisition- and disposition-related expenses, net	74	(88)	92	21
Plus: Other nonrecurring charges, net(3)	142	—	1,279	(49)
CFFO available to common stockholders and non-controlling OP Unitholders	4,616	4,731	11,074	11,411
Net rent adjustment	(1,101)	(731)	(2,003)	(1,450)
Plus: Amortization of debt issuance costs	259	277	519	548
Plus: Other non-cash charges, net(4)	55	192	278	342
AFFO available to common stockholders and non-controlling OP Unitholders	3,829	4,469	9,868	10,851

Weighted-average common stock outstanding—basic and diluted	35,722,836	34,520,068	35,635,601	34,403,184
Weighted-average common non-controlling OP Units outstanding	—	45,006	—	124,451
Weighted-average total common shares outstanding	35,722,836	34,565,074	35,635,601	34,527,635

Diluted FFO per weighted-average total common share	$0.12	$0.14	$0.27	$0.33
Diluted CFFO per weighted-average total common share	$0.13	$0.14	$0.31	$0.33
Diluted AFFO per weighted-average total common share	$0.11	$0.13	$0.28	$0.31

Distributions declared per total common share	$0.14	$0.14	$0.28	$0.27
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

(3)Consists primarily of (i) net property and casualty losses (recoveries) recorded and the cost of related repairs expensed as a result of the damage caused to certain improvements by natural disasters on certain of our farms, (ii) costs related to the amendment, termination, and listing of shares from the Series C Offering that were expensed, and (iii) the write-off of certain unallocated costs related to a prior universal registration statement.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of June 30, 2023, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Acre-feet of Water	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	4	1,317	1,126	16	$35,650	$37,332	2.4%
Internal Valuation	3	6,189	4,730	—	20,230	36,000	2.3%
Third-party Appraisal(2)	162	108,087	90,282	45,000	1,298,276	1,504,834	95.3%
Total	169	115,593	96,138	45,016	$1,354,156	$1,578,166	100.0%
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.
(2)Appraisals performed between July 2022 and June 2023.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of June 30, 2023, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions as of June 30, 2023, is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$708 – $123,280	$34,905	$5,512 – $5,512	$5,512
Market NOI (per farmable acre)	$230 – $3,536	$1,519	N/A	N/A
Market Capitalization Rate	3.30% – 6.50%	4.89%	N/A	N/A
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of June 30, 2023, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended June 30, 2023, from the prior value basis as of March 31, 2023, is provided in the table below (dollars in thousands):

Total portfolio fair value as of March 31, 2023		$1,579,927
Plus: Acquisition of water credits during the three months ended June 30, 2023		4
Less: Partial sale of one farm during the three months ended June 30, 2023		(2,610)
Change in value of farms during the three months ended June 30, 2023
Farms valued via third-party appraisals	$845
Net change in value of farms during the three months ended June 30, 2023		845
Total portfolio fair value as of June 30, 2023		$1,578,166
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of June 30, 2023, was approximately $541.2 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $596.9 million. The fair values of our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock were determined using the closing stock prices as of June 30, 2023, of $20.75 per share, $20.27 per share, and $23.55 per share, respectively. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of each of our Series E Preferred Stock to be $25.00 per share as of June 30, 2023 (see Exhibit 99.1 to this Form 10-Q).
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
As of June 30, 2023, we estimate the NAV per common share to be $19.15. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$734,934
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(1,354,156)
Plus: estimated fair value of real estate holdings(2)	1,578,166
Net fair value adjustment for real estate holdings		224,010
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	657,242
Less: fair value of aggregate long-term indebtedness(3)(4)	(598,068)
Net fair value adjustment for long-term indebtedness		59,174
Estimated NAV		1,018,118
Less: aggregate fair value of cumulative redeemable preferred stock(5)		(332,846)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$685,272
Total common shares and non-controlling OP Units outstanding		35,780,082
Estimated NAV per common share and OP Unit		$19.15
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.
(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series D Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series D Term Preferred Stock was valued based on its closing stock price as of June 30, 2023.
(5)The Series B Preferred Stock and Series C Preferred Stock were valued based on their respective closing stock prices as of June 30, 2023, while the Series E Preferred Stock was valued at its liquidation value, as discussed above.
A quarterly roll-forward in the estimated NAV per common share for the three months ended June 30, 2023, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of March 31, 2023		$17.12
Plus net income attributable to common stockholders and non-controlling OP Unitholders		0.05
Adjustments for net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.14
Net change in unrealized fair value of long-term indebtedness	0.23
Net change in unrealized fair value of preferred equity securities	1.77
Net change in valuations		2.14
Less distributions on common stock and non-controlling OP Units		(0.14)
Less net dilutive effect of equity issuances and redemptions, net		(0.02)
Estimated NAV per common share and non-controlling OP Unit as of June 30, 2023		$19.15
(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) an increase of $0.02 per share due to the net appreciation in value of the farms that were valued during the three months ended June 30, 2023, (ii) an increase of $0.25 per share due to the decrease in net book value of our real estate holdings as a result of the aggregate depreciation and amortization expense recorded during the three months ended June 30, 2023, and (iii) a decrease of $0.13 per share due to net capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.

Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $19.15 as of June 30, 2023, based on the calculation above, the closing price of our common stock on June 30, 2023, was $16.27 per share.
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
Currently, over 99.9% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate (after interest patronage) of 3.35% for another 4.6 years. As such, with respect to our current borrowings, we believe fluctuations in interest rates would have a minimal impact on our net income. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. As of June 30, 2023, the fair value of our fixed-rate borrowings outstanding (excluding our Series D Term Preferred Stock) was approximately $541.2 million.
The following table summarizes the hypothetical change in fair value of our fixed-rate borrowings at June 30, 2023, if market interest rates had been one or two percentage points lower or higher than those rates in place as of June 30, 2023 (dollars in thousands):

Change in Market Interest Rates	Carrying Value(1)	Fair Value	Difference
2% decrease	$596,867	$577,191	$(19,676)
1% decrease	596,867	558,702	(38,165)
No change	596,867	541,195	(55,672)
1% increase	596,867	524,607	(72,260)
2% increase	596,867	508,881	(87,986)
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None. Without limiting the generality of the foregoing, during the three months ended June 30, 2023, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

10.3
Amendment No. 1 to Amended and Restated AgVantage Bond Purchase Agreement, dated as of June 2, 2023, by and among Gladstone Lending Company, LLC, as Issuer, Farmer Mac Mortgage Securities Corporation, as Bond Purchaser, and Federal Agricultural Mortgage Corporation, as Guarantor. incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on June 6, 2023.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series E Cumulative Redeemable Preferred Stock as of June 30, 2023 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2023 and 2022; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: August 7, 2023	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: August 7, 2023	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors