Form 10-Q
period 2023-09-30
GLADSTONE LAND Corp
filed 2023-11-07
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 6, 2023, was 35,838,442.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Real estate, at cost	$1,437,268	$1,432,394
Less: accumulated depreciation	(133,237)	(106,966)
Total real estate, net	1,304,031	1,325,428
Lease intangibles, net	5,018	5,702
Cash and cash equivalents	25,080	61,141
Other assets, net	71,983	64,980
TOTAL ASSETS	$1,406,112	$1,457,251

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$100	$100
Notes and bonds payable, net	584,098	626,400
Series D cumulative term preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of September 30, 2023, and December 31, 2022	59,416	59,107
Accounts payable and accrued expenses	9,723	16,266
Due to related parties, net	3,620	4,370
Other liabilities, net	17,669	19,646
Total liabilities	674,626	725,889
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,456,065 shares authorized, 5,956,065 shares issued and outstanding as of September 30, 2023, and December 31, 2022	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,902,437 shares authorized, 10,156,509 shares issued and outstanding as of September 30, 2023; 25,951,347 shares authorized, 10,191,353 shares issued and outstanding as of December 31, 2022	10	10
Series E cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 15,998,400 shares authorized, 221,481 shares issued and outstanding as of September 30, 2023; 16,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022	—	—
Common stock, $0.001 par value; 48,043,098 shares authorized, 35,838,442 shares issued and outstanding as of September 30, 2023; 47,992,588 shares authorized, 35,050,397 shares issued and outstanding as of December 31, 2022	36	35
Additional paid-in capital	855,891	836,674
Distributions in excess of accumulated earnings	(134,728)	(114,370)
Accumulated other comprehensive income	10,271	9,007
Total stockholders’ equity	731,486	731,362
Non-controlling interests in Operating Partnership	—	—
Total equity	731,486	731,362
TOTAL LIABILITIES AND EQUITY	$1,406,112	$1,457,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING REVENUES:
Lease revenue, net	$23,534	$24,209	$65,946	$64,445
Total operating revenues	23,534	24,209	65,946	64,445
OPERATING EXPENSES:
Depreciation and amortization	9,244	9,146	27,407	25,883
Property operating expenses	729	706	2,744	2,103
Base management fee	2,150	2,086	6,447	6,165
Incentive fee	789	505	789	1,636
Administration fee	619	543	1,708	1,470
General and administrative expenses	605	729	2,181	1,983
Write-off of costs associated with offering of Series C cumulative redeemable preferred stock	—	851	—	851
Total operating expenses	14,136	14,566	41,276	40,091
OTHER INCOME (EXPENSE):
Other income	382	237	3,365	3,067
Interest expense	(5,856)	(6,476)	(17,835)	(19,446)
Dividends declared on cumulative term preferred stock	(755)	(755)	(2,264)	(2,264)
(Loss) gain on dispositions of real estate assets, net	(4)	(819)	5,910	(2,100)
Property and casualty (loss) recovery, net	—	—	(1,016)	49
Loss from investments in unconsolidated entities	(24)	(24)	(84)	(54)
Total other expense, net	(6,257)	(7,837)	(11,924)	(20,748)
NET INCOME	3,141	1,806	12,746	3,606
Net income attributable to non-controlling interests	—	(2)	—	(9)
NET INCOME ATTRIBUTABLE TO THE COMPANY	3,141	1,804	12,746	3,597
Dividends declared on cumulative redeemable preferred stock	(6,105)	(5,389)	(18,257)	(13,786)
Loss on extinguishment of cumulative redeemable preferred stock	—	(9)	(46)	(15)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,964)	$(3,594)	$(5,557)	$(10,204)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.08)	$(0.10)	$(0.16)	$(0.30)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	35,822,123	34,607,440	35,698,458	34,472,018

NET INCOME	$3,141	$1,806	$12,746	$3,606
Change in fair value related to interest rate hedging instruments	1,557	3,199	1,264	10,491
COMPREHENSIVE INCOME	4,698	5,005	14,010	14,097
Net income attributable to non-controlling interests	—	(2)	—	(9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$4,698	$5,003	$14,010	$14,088
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2023
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at June 30, 2023	5,956,065	$6	10,156,509	$10	135,409	$—	35,780,082	$36	$852,967	$(126,799)	$8,714	$734,934	$—	$734,934
Issuance of Series E Preferred Stock, net	—	—	—	—	87,672	—	—	—	1,958	—	—	1,958	—	1,958
Redemptions of Series E Preferred Stock, net	—	—	—	—	(1,600)	—	—	—	(36)	—	—	(36)	—	(36)
Issuance of common stock, net	—	—	—	—	—	—	58,360	—	1,002	—	—	1,002	—	1,002
Net income	—	—	—	—	—	—	—	—	—	3,141	—	3,141	—	3,141
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(6,105)	—	(6,105)	—	(6,105)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(4,965)	—	(4,965)	—	(4,965)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	1,557	1,557	—	1,557
Balance at September 30, 2023	5,956,065	$6	10,156,509	$10	221,481	$—	35,838,442	$36	$855,891	$(134,728)	$10,271	$731,486	$—	$731,486

	Nine months ended September 30, 2023
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2022	5,956,065	$6	10,191,353	$10	—	$—	35,050,397	$35	$836,674	$(114,370)	$9,007	$731,362	$—	$731,362
Issuance of Series C Preferred Stock, net	—	—	14,069	—	—	—	—	—	298	—	—	298	—	298
Redemptions of Series C Preferred Stock, net	—	—	(48,913)	—	—	—	—	—	(1,110)	(46)	—	(1,156)	—	(1,156)
Issuance of Series E Preferred Stock, net	—	—	—	—	223,081	—	—	—	4,986	—	—	4,986	—	4,986
Redemptions of Series E Preferred Stock, net	—	—	—	—	(1,600)	—	—	—	(36)	—	—	(36)	—	(36)
Issuance of common stock, net	—	—	—	—	—	—	788,045	1	15,079	—	—	15,080	—	15,080
Net income	—	—	—	—	—	—	—	—	—	12,746	—	12,746	—	12,746
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(18,257)	—	(18,257)	—	(18,257)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(14,801)	—	(14,801)	—	(14,801)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	1,264	1,264	—	1,264
Balance at September 30, 2023	5,956,065	$6	10,156,509	$10	221,481	$—	35,838,442	$36	$855,891	$(134,728)	$10,271	$731,486	$—	$731,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except share data)
(Unaudited)

	Three months ended September 30, 2022
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at June 30, 2022	5,956,065	$6	6,529,895	$7	—	$—	34,520,068	$35	$742,070	$(96,442)	$6,256	$651,932	$—	$651,932
Issuance of Series C Preferred Stock, net	—	—	2,480,956	2	—	—	—	—	56,272	—	—	56,274	—	56,274
Redemptions of Series C Preferred Stock, net	—	—	(18,075)	—	—	—	—	—	(411)	(9)	—	(420)	—	(420)
Issuance of common stock, net	—	—	—	—	—	—	183,937	—	4,563	—	—	4,563	—	4,563
Net income	—	—	—	—	—	—	—	—	—	1,804	—	1,804	2	1,806
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(5,389)	—	(5,389)	—	(5,389)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(4,739)	—	(4,739)	—	(4,739)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	3,199	3,199	—	3,199
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	2	—	—	2	(2)	—
Balance at September 30, 2022	5,956,065	$6	8,992,776	$9	—	$—	34,704,005	$35	$802,496	$(104,775)	$9,455	$707,226	$—	$707,226

	Nine months ended September 30, 2022
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2021	5,956,065	$6	3,493,333	$3	—	$—	34,210,013	$34	$668,275	$(80,467)	$(1,036)	$586,815	$2,251	$589,066
Issuance of Series C Preferred Stock, net	—	—	5,522,158	6	—	—	—	—	125,291	—	—	125,297	—	125,297
Redemptions of Series C Preferred Stock, net	—	—	(22,715)	—	—	—	—	—	(516)	(15)	—	(531)	—	(531)
Redemptions of OP Units	—	—	—	—	—	—		—	(3,700)	—	—	(3,700)	(3,970)	(7,670)
Issuance of common stock, net	—	—	—	—	—	—	493,992	1	14,884	—	—	14,885	—	14,885
Net income	—	—	—	—	—	—	—	—	—	3,597	—	3,597	9	3,606
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(13,786)	—	(13,786)	—	(13,786)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(14,104)	—	(14,104)	(28)	(14,132)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	10,491	10,491	—	10,491
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	(1,738)	—	—	(1,738)	1,738	—
Balance at September 30, 2022	5,956,065	$6	8,992,776	$9	—	$—	34,704,005	$35	$802,496	$(104,775)	$9,455	$707,226	$—	$707,226
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,746	$3,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,407	25,883
Amortization of debt issuance costs	766	817
Amortization of deferred rent assets and liabilities, net	—	(180)
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	69	69
Loss from investments in unconsolidated entities	84	54
Bad debt expense	70	68
Write-off of unamortized deferred offering costs associated with cumulative redeemable preferred stock (Series C)	—	798
(Gain) loss on dispositions of real estate assets, net	(5,910)	2,100
Property and casualty loss (recovery), net	1,016	(49)
Changes in operating assets and liabilities:
Other assets, net	(6,501)	(7,549)
Accounts payable and accrued expenses and Due to related parties, net	(5,640)	(431)
Other liabilities, net	(1,450)	(2,113)
Net cash provided by operating activities	22,657	23,073
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	—	(59,102)
Capital expenditures on existing real estate assets	(9,978)	(16,072)
Contributions to unconsolidated real estate entities	—	(2,749)
Proceeds from dispositions of real estate assets	9,037	—
Deposits on prospective real estate acquisitions and investments	(145)	(704)
Net cash used in investing activities	(1,086)	(78,627)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from notes and bonds payable	—	9,932
Repayments of notes and bonds payable	(42,657)	(38,260)
Payments of financing fees	(3)	(826)
Proceeds from issuance of preferred and common equity	20,909	151,237
Offering costs	(700)	(11,318)
Redemptions of cumulative redeemable preferred stock	(1,192)	(531)
Payments for redemptions of OP Units	—	(7,669)
Dividends paid on cumulative redeemable preferred stock	(19,188)	(12,581)
Distributions paid on non-controlling common interests in Operating Partnership	—	(28)
Distributions paid on common stock	(14,801)	(14,104)
Net cash (used in) provided by financing activities	(57,632)	75,852
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,061)	20,298
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,141	16,708
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,080	$37,006

NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	$1,886	$2,980
Tenant-funded improvements included within Real estate, at cost	25	284
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	95	10
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	7	32
Unrealized gain related to interest rate hedging instruments	10,270	9,455
Dividends paid on Series C Preferred Stock via additional share issuances	320	290
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of September 30, 2023, and December 31, 2022, the Company owned 100.0% of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the nine months ended September 30, 2023, and for the tax year ended December 31, 2022, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2023 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Recently-Issued Accounting Pronouncements
As of September 30, 2023, there were no recently-issued accounting pronouncements that had a material impact on our condensed consolidated financial statements.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS

All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 169 farms we owned as of September 30, 2023 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,844	32,321	45,000	$855,109	$391,135
Florida	26	22,468	17,639	0	221,433	96,693
Washington	6	2,529	1,997	0	61,651	20,542
Arizona(6)	6	6,320	5,333	0	52,778	12,300
Colorado	12	32,773	25,577	0	46,061	14,768
Nebraska	9	7,782	7,050	0	30,544	11,658
Oregon(7)	6	898	736	0	29,753	11,448
Michigan	23	1,892	1,245	0	23,267	13,867
Texas	1	3,667	2,219	0	8,119	4,814
Maryland	6	987	863	0	8,044	4,345
South Carolina	3	597	447	0	3,565	2,147
Georgia	2	230	175	0	2,643	1,645
North Carolina	2	310	295	0	2,128	—
New Jersey	3	116	101	0	2,114	1,238
Delaware	1	180	140	0	1,301	697
	169	115,593	96,138	45,000	$1,348,510	$587,297
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
(2)Excludes approximately $3.1 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of September 30, 2023, this investment had a net carrying value of approximately $1.0 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(4)Includes eight acres in which we own a leasehold interest via a ground lease with a private individual that expires in December 2040 and five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. As of September 30, 2023, these two ground leases had a net cost basis of approximately $699,000 and are included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets.
(5)Includes 45,000 acre-feet of water stored with Semitropic Water Storage District, located in Kern County. See “—Investments in Water Assets” below for additional information.
(6)Includes two farms consisting of 1,368 total acres and 1,221 farm acres in which we own leasehold interests via two ground leases with the State of Arizona that expire in February 2025 and February 2032, respectively. As of September 30, 2023, these ground leases had an aggregate net cost basis of approximately $460,000 and are included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets.
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of September 30, 2023, this investment had a net carrying value of approximately $4.8 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of September 30, 2023, and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Real estate:
Land and land improvements	$843,205	$845,779
Permanent plantings	359,322	358,249
Irrigation and drainage systems	170,593	165,438
Farm-related facilities	50,883	48,690
Other site improvements	13,265	14,238
Real estate, at cost	1,437,268	1,432,394
Accumulated depreciation	(133,237)	(106,966)
Total real estate, net	$1,304,031	$1,325,428
Real estate depreciation expense on these tangible assets was approximately $9.0 million and $26.7 million for the three and nine months ended September 30, 2023, respectively, and approximately $8.9 million and $25.1 million for the three and nine months ended September 30, 2022, respectively.

Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of September 30, 2023, and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Lease intangibles:
Leasehold interest – land	$4,295	$4,295
In-place lease values	2,579	2,763
Leasing costs	3,059	3,088
Other(1)	140	133
Lease intangibles, at cost	10,073	10,279
Accumulated amortization	(5,055)	(4,577)
Lease intangibles, net	$5,018	$5,702
(1)Other includes tenant relationships and acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $244,000 and $752,000 for the three and nine months ended September 30, 2023, respectively, and approximately $258,000 and $769,000 for the three and nine months ended September 30, 2022, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of September 30, 2023, and December 31, 2022 (dollars in thousands):

	September 30, 2023		December 31, 2022
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$4,691	$(1,133)	$4,702	$(585)
Below-market lease values and other deferred revenue(2)	(2,010)	648	(2,010)	518
	$2,681	$(485)	$2,692	$(67)
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
Total amortization related to above-market lease values and lease incentives was approximately $200,000 and $558,000 for the three and nine months ended September 30, 2023, respectively, and approximately $136,000 and $339,000 for the three and nine months ended September 30, 2022, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $42,000 and $131,000 for the three and nine months ended September 30, 2023, respectively, and approximately $44,000 and $134,000 for the three and nine months ended September 30, 2022, respectively.
Acquisitions
2023 Acquisitions
We did not acquire any new farms during the nine months ended September 30, 2023.
2022 Acquisitions

During the nine months ended September 30, 2022, we completed the following acquisitions, which are summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Purchase Price	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Farm Road(3)	Charlotte, FL	5/20/2022	15	0	Adjacent parcel	N/A	N/A	$54	$15	$—
County Road 35	Glenn, CA	6/16/2022	1,374	1	Olives for Olive Oil	14.5 years	1 (5 years)	24,500	55	1,714
Reagan Road (4)	Cochise, AZ	7/13/2022	40	0	Corn	12.5 years	N/A	120	17	39
North Columbia River Road (5)(7)	Franklin & Grant, WA	7/21/2022	1,145	3	Wine Grapes	8.4 years	N/A	30,320	146	2,296
Prunedale Road(6)(7)	Umatilla, OR	7/21/2022	172	1	Wine Grapes	10.4 years	N/A	7,008	36	286
			2,746	5				$62,002	$269	$4,335
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
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during the nine months ended September 30, 2022, was as follows (dollars in thousands):

Assets (Liabilities) Acquired	2022 Acquisitions
Land and land improvements	$28,139
Permanent plantings	24,706
Irrigation & drainage systems	2,973
Farm-related facilities	530
In-place lease values	909
Leasing costs	1,355
Above-market lease values(1)	641
Investment in LLC(1)	2,749
Total Purchase Price	$62,002
(1)Included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
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
As of September 30, 2023, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.0% and 20.4%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.
We recorded an aggregate loss of approximately $24,000 and $84,000 during the three and nine months ended September 30, 2023, respectively, and approximately $24,000 and $54,000 during the three and nine months ended September 30, 2022, respectively (included in Loss from investments in unconsolidated entities on our Condensed Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. As of September 30, 2023, and December 31, 2022, our combined ownership interest in the Fresno LLC and Umatilla LLC had an aggregate carrying value of approximately $5.7 million and $5.8 million, respectively, and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Investments in Water Assets
In connection with the acquisition of certain farmland located in Kern County, California, we also acquired three contracts to purchase an aggregate of 45,000 acre-feet of banked water held by Semitropic Water Storage District (“SWSD”), a water storage district located in Kern County, California. We subsequently executed all three contracts to purchase all 45,000 acre-feet of banked water for an aggregate additional cost of approximately $2.8 million. The purchased banked water was recognized at cost, including the subsequent cost to execute the contracts and any administrative fees necessary to transfer the water to our banked water account.
While we may, in the future, sell the banked water to unrelated third parties for a profit, our current intent is to hold the water for the long-term for future use on our farms. There is no amount of time by which we must use the water held by SWSD.
As of September 30, 2023, our investment in water assets had an aggregate carrying value of approximately $34.0 million and is included within Other assets, net on our Condensed Consolidated Balance Sheets.
Portfolio Concentrations
Credit Risk
As of September 30, 2023, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10% of the total lease revenue recorded during the nine months ended September 30, 2023.
Geographic Risk
Farms located in California and Florida accounted for approximately $42.9 million (65.1%) and $11.3 million (17.1%), respectively, of the total lease revenue recorded during the nine months ended September 30, 2023. Though we seek to continue to further diversify geographically, as may be desirable or feasible, should an unexpected natural disaster (such as an earthquake, wildfire, or flood) occur or climate change impact the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California or Florida have been materially impacted by the recent wildfires, droughts, or hurricanes that occurred in those respective regions. See “—California Floods” below for a discussion on damage caused on certain of our farms by the January 2023 floods that occurred in California. No other single state accounted for more than 10% of the total rental revenue recorded during the nine months ended September 30, 2023.
California Floods
In January 2023, periods of heavy rainfall in California resulted in floods that impacted several areas of the state, including regions where certain of our farms are located. As a result of the flooding, one of our farms in the Central Valley suffered damage to certain structures located on the farm, and we estimated the carrying value of the structures on this property damaged by the floods to be approximately $855,000. As such, during the three months ended March 31, 2023, we wrote down the carrying value of these structures and also recorded a corresponding property and casualty loss, included within Property and casualty (loss) recovery, net on our Condensed Consolidated Statements of Operations and Comprehensive Income. Certain of our other farms in California suffered minor damage as a result of the floods, but no other farms were materially impacted.
Impairment

We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of September 30, 2023, and December 31, 2022, we concluded that none of our properties or investments in water assets were impaired. There have been no impairments recognized on our real estate assets since our inception.
NOTE 4. BORROWINGS
Our borrowings as of September 30, 2023, and December 31, 2022, are summarized below (dollars in thousands):

	Carrying Value as of		As of September 30, 2023
	September 30, 2023	December 31, 2022	Stated Interest Rates(1) (Range; Wtd. Avg)	Maturity Dates (Range; Wtd. Avg)
Variable-rate revolving lines of credit	$100	$100	7.36%	4/5/2024

Notes and bonds payable:
Fixed-rate notes payable	$534,539	$550,974	2.45%-5.70%; 3.73%	9/1/2024–7/1/2051; June 2033
Variable-rate notes payable	—	1,104	N/A	N/A
Fixed-rate bonds payable	52,658	77,776	2.66%–4.57%; 3.64%	01/12/2024–12/30/2030; August 2026
Total notes and bonds payable	587,197	629,854
Debt issuance costs – notes and bonds payable	(3,099)	(3,454)	N/A	N/A
Notes and bonds payable, net	$584,098	$626,400

Total borrowings, net	$584,198	$626,500
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of September 30, 2023, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.1 billion. The weighted-average stated interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.81% and 3.79% for the three and nine months ended September 30, 2023, respectively, as compared to 3.82% and 3.76% for the three and nine months ended September 30, 2022, respectively. In addition, 2022 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 24.1% reduction (approximately 109 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage” for further discussion on interest patronage.
As of September 30, 2023, we were in compliance with all covenants applicable to the above borrowings.
MetLife Facility
On February 3, 2022, we amended our credit facility with Metropolitan Life Insurance Company (“MetLife”), which previously consisted of a $75.0 million long-term note payable (the “2020 MetLife Term Note”) and $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit,” and together with the 2020 MetLife Term Note, the “Prior MetLife Facility”). Pursuant to the amendment, our credit facility with MetLife now consists of the 2020 MetLife Term Note, the MetLife Lines of Credit, and an additional $100.0 million long-term note payable (the “2022 MetLife Term Note,” and together with the 2020 MetLife Term Note and the MetLife Lines of Credit, the “Current MetLife Facility”).
The following table summarizes the pertinent terms of the Current MetLife Facility as of September 30, 2023 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		4/5/2024	$100	3-month Term SOFR + 2.11%	(2)	$74,900
2020 MetLife Term Note	75,000	(3)	1/5/2030	36,900	2.75%, fixed through 1/4/2030	(4)	38,100
2022 MetLife Term Note	100,000	(3)	1/5/2032	—	(4)		100,000
Totals	$250,000			$37,000			$213,000
(1)Based on the properties that were pledged as collateral under the Current MetLife Facility, as of September 30, 2023, the maximum additional amount we could draw under the facility was approximately $110.3 million.
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
As of September 30, 2023, we had approximately $52.7 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with various different Farm Credit associations (collectively, “Farm Credit”). We did not enter into any new loan agreements with Farm Credit during the nine months ended September 30, 2023.
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
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of September 30, 2023, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining three months ending December 31:	2023	$4,326
For the fiscal years ending December 31:	2024	40,829
	2025	39,204
	2026	18,368
	2027	51,592
	2028	78,023
	Thereafter	354,855
		$587,197
During the nine months ended September 30, 2023, we repaid approximately $28.5 million of maturing loans. On a weighted-average basis, these borrowings bore interest at a stated rate of 3.32% and an effective interest rate (after interest patronage, where applicable) of 3.21%.
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
As of September 30, 2023, the aggregate fair value of our notes and bonds payable was approximately $527.1 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $587.2 million. The fair value of our notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of September 30, 2023, is deemed to approximate their aggregate carrying value of $100,000.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the Financial Accounting Standards Board’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of September 30, 2023, our interest rate swaps were valued using Level 2 inputs.
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
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2023, and December 31, 2022 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of September 30, 2023	4	$71,501
As of December 31, 2022	4	73,392
The following table presents the fair value of our interest rate swaps as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$10,271	$9,007
Total		$10,271	$9,007
The following table presents the amount of income recognized in comprehensive income within our condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Derivative in cash flow hedging relationship:
Interest rate swaps	$1,557	$3,199	$1,264	$10,491
Total	$1,557	$3,199	$1,264	$10,491
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of September 30, 2023, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
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
As of September 30, 2023, the fair value of our Series D Term Preferred Stock was approximately $57.4 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on September 30, 2023, of $23.75.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the nine months ended September 30, 2023, see Note 8, “Equity—Distributions.”
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
We did not pay any financing fees to Gladstone Securities during either of the three or nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, we paid total financing fees to Gladstone Securities of approximately $23,000 and $117,000 respectively. Through September 30, 2023, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
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
The following tables summarizes the total Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities during the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Series C Preferred Stock	$—	$5,046	$—	$11,115
Series E Preferred Stock	215	—	547	—
Total Selling Commissions and Dealer-Manager Fees	$215	$5,046	$547	$11,115
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

Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Base management fee(1)(2)	$2,150	$2,086	$6,447	$6,165
Incentive fee(1)(2)	789	505	789	1,636
Total fees to our Adviser	$2,939	$2,591	$7,236	$7,801

Administration fee(1)(2)	$619	$543	$1,708	$1,470

Selling Commissions and Dealer-Manager Fees(1)(3)	$215	$5,046	$547	$11,115
Financing fees(1)(4)	—	23	—	117
Total fees to Gladstone Securities	$215	$5,069	$547	$11,232
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
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022, were as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Base management fee	$2,150	$2,141
Incentive fee	789	1,589
Other, net(1)	62	80
Total due to Adviser	3,001	3,810
Total due to Administrator	619	536
Total due to Gladstone Securities(2)	—	24
Total due to related parties(3)	$3,620	$4,370
(1)Other amounts due to or from our Adviser primarily relate to miscellaneous general and administrative expenses either paid by our Adviser on our behalf or by us on our Adviser’s behalf.
(2)Represents certain costs related to sales of preferred stock paid by Gladstone Securities on our behalf.
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
On March 28, 2023, we filed a universal registration statement on Form S-3, as amended (File No. 333-270901), with the SEC (the “2023 Registration Statement”) to replace the 2020 Registration Statement. The 2023 Registration Statement, which was declared effective by the SEC on April 13, 2023, permits us to issue up to an aggregate of $1.5 billion in securities consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more securities. Through September 30, 2023, we have issued a total of 145,240 shares of Series E Preferred Stock for gross proceeds of approximately $3.6 million and 124,460 shares of common stock for gross proceeds of approximately $2.2 million under the 2023 Registration Statement. See Note 11, “Subsequent Events,” for equity issuances completed subsequent to September 30, 2023.
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
The following table provides information on sales of our Series C Preferred Stock during the three and nine months ended September 30, 2022 (dollars in thousands, except per-share amounts):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Number of shares sold(1)	2,470,908	5,499,383
Weighted-average offering price per share	$24.79	$24.77
Gross proceeds	$61,259	$136,226
Net proceeds(2)	$56,213	$125,111
(1)Excludes shares issued pursuant to the DRIP. We issued approximately 0 and 14,067 shares of the Series C Preferred Stock pursuant to the DRIP during the three and nine months ended September 30, 2023, respectively, and approximately 10,048 and 22,775 shares of the Series C Preferred Stock pursuant to the DRIP during the three and nine months ended September 30, 2022, respectively.
(2)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.
In addition, during the nine months ended September 30, 2023, 48,913 shares of Series C Preferred Stock were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $1.2 million (no shares were tendered for optional redemption during the three months ended September 30, 2023). During the three and nine months ended September 30, 2022, 18,075 and 22,715 shares, respectively, of Series C Preferred Stock were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $420,000 and $531,000, respectively.
During the nine months ended September 30, 2023, we listed the Series C Preferred Stock on Nasdaq under the ticker symbol “LANDP.” Trading of the Series C Preferred Stock on Nasdaq commenced on June 8, 2023.
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
The following table provides information on sales of our Series E Preferred Stock during the three and nine months ended September 30, 2023 (dollars in thousands, except per-share amounts):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Number of shares sold	87,672	223,081
Weighted-average offering price per share	$24.96	$24.95
Gross proceeds	$2,188	$5,566
Net proceeds(1)	$1,973	$5,019
(1)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.
Refer to Note 11, “Subsequent Events—Financing Activity—Equity Activity,” for sales of the Series E Preferred Stock completed subsequent to September 30, 2023.
In addition, during the each of the three and nine months ended September 30, 2023, 1,600 shares of Series E Preferred Stock were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $36,000.
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
Common Stock
At-the-Market Program
On May 12, 2020, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Virtu Americas LLC and Ladenburg & Co. Inc. (each a “Sales Agent”), that, as subsequently amended, permitted us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $260.0 million (the “Prior ATM Program”). On April 13, 2023, we entered into separate amended and restated equity distribution agreements with the Sales Agents to allow us to sell shares of our common stock having an aggregate offering price of up to $500.0 million (the “New ATM Program,” and collectively with the Prior ATM Program, the “ATM Program”). The following table provides information on shares of common stock sold by the Sales Agents under the ATM Program during the three and nine months ended September 30, 2023 and 2022 (dollars in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Number of shares sold	58,360	183,937	788,045	493,992
Weighted-average offering price per share	$17.34	$25.21	$19.34	$30.50
Gross proceeds	$1,012	$4,637	$15,240	$15,068
Net proceeds(1)	$1,002	$4,565	$15,087	$14,892
(1)Net of underwriting commissions.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of September 30, 2023, and December 31, 2022, we owned 100.0% of the outstanding OP Units.
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
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the three and nine months ended September 30, 2023 and 2022 are reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Issuance	2023	2022	2023	2022
Series B Preferred Stock	$0.375	$0.375	$1.125	$1.125
Series C Preferred Stock	0.375	0.375	1.125	1.125
Series D Term Preferred Stock(1)	0.312501	0.312501	0.937503	0.937503
Series E Term Preferred Stock	0.312501	—	0.937503	—
Common Stock(2)	0.1386	0.1368	0.4143	0.4089
(1)Dividends are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenue for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands, except for footnotes):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease payments(1)	$21,102	$21,178	$63,180	$61,387
Variable lease payments(2)	2,432	3,031	2,766	3,058
Lease revenue, net(3)	$23,534	$24,209	$65,946	$64,445
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments primarily consist of participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three and nine months ended September 30, 2023, we recorded participation rents of approximately $2.4 million and $2.6 million, respectively, and reimbursements of certain property operating expenses by tenants of approximately $47,000 and $140,000, respectively. During the three and nine months ended September 30, 2022, we recorded participation rents of approximately $3.0 million during each period and reimbursements of certain property operating expenses by tenants of approximately $28,000 and $34,000, respectively. In addition, during the three and nine months ended September 30, 2023, we recorded late fees of approximately $0 and $46,000, respectively.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2023 and 2022, computed using the weighted average number of common shares outstanding during the respective periods. Earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per-share amounts):	2023	2022	2023	2022
Net loss attributable to common stockholders	$(2,964)	$(3,594)	$(5,557)	$(10,204)
Weighted average shares of common stock outstanding – basic and diluted	35,822,123	34,607,440	35,698,458	34,472,018
Loss per common share – basic and diluted	$(0.08)	$(0.10)	$(0.16)	$(0.30)
The weighted-average number of OP Units held by non-controlling OP Unitholders was 0 for each of the three and nine months ended September 30, 2023, and 0 and 82,511 for the three and nine months ended September 30, 2022, respectively.
NOTE 11. SUBSEQUENT EVENTS
Portfolio Activity—Water Acquisition
On October 9, 2023, we entered into a water transfer agreement with Byron-Bethany Irrigation District (“BBID”), a multi-county water district located in Contra Costa County, California. Pursuant to the agreement, which expires on February 28, 2031, we may elect to purchase up to 15,000 acre-feet of water per water year during years in which BBID has a surplus supply of water. Initial consideration consisted of $750,000, plus incremental costs based on the number of acre-feet we elected to purchase for the 2023 water year. As such, on October 12, 2023, we paid approximately $1.2 million (including the initial payment of $750,000) to purchase 7,000 acre-feet of water for the 2023 water year.
Our ability to purchase water under this contract in future years will be subject to BBID having surplus water available in such water years, and prices will be determined based on water transfer rates established by certain Federal and state governing agencies. To the extent surplus water supplies are available, water purchases in future years are at our sole option (up to a maximum of 15,000 acre-feet of water per water year), and we are not obligated to purchase water in any water year in which BBID has surplus water supplies. In addition, all water transfers are subject to approval by the U.S. Department of Interior, Bureau of Reclamation. We plan to store this water in a groundwater recharge facility recently constructed on one of our farms, and we currently intend to hold this water for the long-term for future use on our farms.
Financing Activity
Debt Activity—Loan Maturities
Subsequent to September 30, 2023, we repaid approximately $2.7 million of maturing loans. On a weighted-average basis, these borrowings bore interest at a stated rate of 5.05% and an effective rate (after interest patronage, where applicable) of 4.06%.
Equity Activity
The following table provides information on equity sales that have occurred subsequent to September 30, 2023 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series E Preferred Stock	2,200	$25.00	$55	$50
(1)Net of Selling Commissions and Dealer-Manager Fees.
Distributions
On October 10, 2023, our Board of Directors authorized and we declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	October 20, 2023	October 31, 2023	$0.125
	November 20, 2023	November 30, 2023	0.125
	December 18, 2023	December 29, 2023	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	October 20, 2023	October 31, 2023	$0.125
	November 20, 2023	November 30, 2023	0.125
	December 18, 2023	December 29, 2023	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	October 20, 2023	October 31, 2023	$0.104167
	November 20, 2023	November 30, 2023	0.104167
	December 18, 2023	December 29, 2023	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Series E Preferred Stock:	October 25, 2023	November 3, 2023	$0.104167
	November 28, 2023	December 5, 2023	0.104167
	December 27, 2023	January 5, 2024	0.104167
Total Series E Preferred Stock Distributions:			$0.312501

Common Stock(1):	October 20, 2023	October 31, 2023	$0.0464
	November 20, 2023	November 30, 2023	0.0464
	December 18, 2023	December 29, 2023	0.0464
Total Common Stock Distributions			$0.1392
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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. With the exception of 1 farm in California and 11 farms in Michigan which are currently self-operated (on a temporary basis and via management agreements with unrelated third-parties), we are not a grower of crops, nor do we typically farm the properties we own. We currently own 169 farms comprised of 115,593 acres located across 15 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
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
Portfolio Diversification
Our farmland portfolio currently consists of 169 farms leased to 92 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The following table summarizes the different geographic locations (by state) of our farms owned as of and during the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	As of and For the Nine Months Ended September 30, 2023					As of and For the Nine Months Ended September 30, 2022
State	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	Number of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,844	30.1%	$42,945	65.1%	63	34,401	29.8%	$43,702	67.8%
Florida	26	22,468	19.4%	11,280	17.1%	26	22,606	19.6%	10,810	16.8%
Washington	6	2,529	2.2%	3,494	5.3%	6	2,529	2.2%	2,239	3.5%
Colorado	12	32,773	28.3%	1,904	2.9%	12	32,773	28.4%	1,618	2.5%
Arizona	6	6,320	5.5%	1,695	2.6%	6	6,320	5.5%	1,545	2.4%
Oregon	6	898	0.8%	1,625	2.5%	6	898	0.8%	1,204	1.9%
Nebraska	9	7,782	6.7%	1,018	1.5%	9	7,782	6.7%	855	1.3%
Michigan	23	1,892	1.6%	727	1.1%	23	1,892	1.6%	1,182	1.8%
Maryland	6	987	0.9%	345	0.5%	6	987	0.9%	337	0.5%
Texas	1	3,667	3.2%	337	0.5%	1	3,667	3.2%	337	0.5%
South Carolina	3	597	0.5%	183	0.3%	3	597	0.5%	183	0.3%
Georgia	2	230	0.2%	168	0.3%	2	230	0.2%	168	0.3%
New Jersey	3	116	0.1%	97	0.1%	3	116	0.1%	97	0.1%
North Carolina	2	310	0.3%	72	0.1%	2	310	0.3%	113	0.2%
Delaware	1	180	0.2%	56	0.1%	1	180	0.2%	55	0.1%
TOTALS	169	115,593	100.0%	$65,946	100.0%	169	115,288	100.0%	$64,445	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual, semi-annual, or quarterly basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 105 of our farms are leased on a pure, triple-net basis, 46 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, or insurance costs), 12 farms are self-operated, and 3 farms are vacant. Additionally, 27 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of September 30, 2023 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring Leased Acreage	% of Total Acreage	Lease Revenues for the Nine Months Ended September 30, 2023	% of Total Lease Revenues
2023 (2)	7	6,081	5.3%	$4,763	7.2%
2024	7	9,893	8.6%	5,131	7.8%
2025	11	20,729	17.9%	5,574	8.4%
2026	12	12,636	10.9%	4,607	7.0%
2027	6	7,123	6.2%	7,620	11.6%
Thereafter	60	58,733	50.8%	37,820	57.3%
Other(3)	11	398	0.3%	431	0.7%
Totals	114	115,593	100.0%	$65,946	100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Includes one lease with a tenant termination option that expired subsequent to September 30, 2023, without being exercised. Also includes four leases on properties in Michigan (encompassing 14 total farms) that expired subsequent to September 30, 2023.

(3)Primarily consists of ancillary leases (e.g., renewable energy leases; oil, gas, and mineral leases; telecommunications leases; etc.) with varying expirations on certain of our farms. Also includes one farm that was self-operated as of September 30, 2023, for which we recorded approximately $77,000 of lease revenues attributable to the former tenant during the three months ended March 31, 2023.
We currently have three agricultural leases scheduled to expire within the next six months. We are currently exploring a variety of options with the underlying properties, including negotiating lease terms with existing and potential new tenants, discussing sale options with prospective buyers, and considering operating the properties ourselves via third-party management agreements. Regarding all upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity—Existing Properties
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since July 1, 2023, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES(1)			NEW LEASES(2)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(3)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)	Total Annualized Straight-line Rent(3)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)
CA & CO	9	14,591	$5,886	1	4 / 5 / 0	$6,193	7.1	1	4 / 5 / 0
(1)Prior leases include one lease that was terminated early during the three months ended September 30, 2023. Upon termination of this lease, we entered into new leases with new tenants, effective immediately, which are included in the above table.
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
Water Acquisition
On October 9, 2023, we entered into a water transfer agreement with Byron-Bethany Irrigation District (“BBID”), a multi-county water district located in Contra Costa County, California. Pursuant to the agreement, which expires on February 28, 2031, we may elect to purchase up to 15,000 acre-feet of water per water year during years in which BBID has a surplus supply of water. Initial consideration consisted of $750,000, plus incremental costs based on the number of acre-feet we elected to purchase for the 2023 water year. As such, on October 12, 2023, we paid approximately $1.2 million (including the initial payment of $750,000) to purchase 7,000 acre-feet of water for the 2023 water year.
Our ability to purchase water under this contract in future years will be subject to BBID having surplus water available in such water years, and prices will be determined based on water transfer rates established by certain Federal and state governing agencies. To the extent surplus water supplies are available, water purchases in future years are at our sole option (up to a maximum of 15,000 acre-feet of water per water year), and we are not obligated to purchase water in any water year in which BBID has surplus water supplies. In addition, all water transfers are subject to approval by the U.S. Department of Interior, Bureau of Reclamation. We plan to store this water in a groundwater recharge facility recently constructed on one of our farms, and we currently intend to hold this water for the long-term for future use on our farms.
Self-operated, Non-accrual, and Vacant Properties
During a portion of the nine months ended September 30, 2023, we had 18 farms (4 in California and 14 in Michigan) that were either self-operated or on which lease revenues were recognized on a cash basis (due to credit issues with three tenants causing us to determine that the full collectibility of the remaining rental payments under the respective leases were not deemed to be probable). Currently, 1 farm in California and 11 farms in Michigan are self-operated (on a temporary basis via management agreements with unrelated third-parties). One California farm was fully re-leased during the three months ended September 30, 2023, and the other two California farms are currently expected to return to full accrual status later in the year pending, among other factors, continued on-time rental payments made by the tenant. Additionally, three farms in Michigan are currently vacant.
Regarding self-operated and vacant farms, we are in discussions with potential tenants to lease these farms and currently expect to come to agreements within the next three months; however, there can be no guarantee that we will be able to reach lease agreements with tenants at favorable terms to us, or at all.

During the three and nine months ended September 30, 2023, we recorded aggregate lease revenues related to the aforementioned farms of approximately $156,000 and $782,000, respectively, as compared to approximately $525,000 and $1.6 million during the respective prior-year periods.
Financing Activity
Debt Activity
Loan Repayments
From July 1, 2023, through the date of this filing, we repaid approximately $6.9 million of maturing loans. On a weighted-average basis, these borrowings bore interest at a stated rate of 3.39% and an effective interest rate (after interest patronage, where applicable) of 3.00%.
Equity Activity
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
The following table summarizes the sales of our Series E Preferred Stock that occurred from July 1, 2023, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
89,872	$24.96	$2,243	$2,022
(1)Net of underwriting discounts, selling commissions, and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $221,000.
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
The following table summarizes the activity under the ATM Program from July 1, 2023, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
58,360	$17.34	$1,012	$1,002
(1)Net of underwriting commissions.
Impact of Inflation and Rising Interest Rates
According to the U.S. Bureau of Labor Statistics, the consumer price index (“CPI”) grew at an annual rate of 3.7% through September 30, 2023, as overall inflation continued to ease from the peak levels experienced in the summer of 2022, when it reached the highest rates seen in over 40 years. The increase in food prices has also slowed but still continues to keep pace with the rate of inflation, with the overall food segment also increasing at an annual rate of 3.7% through September 30, 2023. In addition, according to the NCREIF Farmland Index, which, as of September 30, 2023, consisted of approximately $16.4 billion of farms across the U.S., the total return on U.S. farmland (including appreciation and income) was 5.8% for the 12 months ended September 30, 2023. If the increases in food prices continue to outpace or at least keep pace with inflation, we believe this will help mitigate any increase in input costs experienced by our farm operators.

To combat inflation, the Federal Reserve has raised its benchmark funds rate 11 times since March 2022, resulting in the highest target rate seen since January 2001. While slowing down significantly from its peak levels, overall inflation, and particularly “core inflation” (which excludes transitory costs, such as food and energy), remains above the Federal Reserve’s target long-term rate of 2.0%, leading many to believe another rate increase remains possible in the near-term future. As such, interest rates remain volatile in response to competing concerns regarding inflationary pressures, coupled with the continued threat of a near-term recession. The yield on the 10-year U.S. Treasury Note has increased substantially since reaching a historic low in 2020 and recently surpassed 5% for the first time since 2007, which adversely affects interest rates on long-term financing. In addition, while the U.S. economy has proven to be resilient and its outlook has improved somewhat in recent months, fears of global recessionary conditions continue to persist, caused in part by stubborn inflation, rising borrowing costs, and geopolitical conditions (including instability arising from armed conflict), although the actual timeline, impact, and duration, if any such conditions materialize, are unknown.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.35% for another 4.3 years. As such, with respect to our current borrowings, we have experienced minimal impact from the recent increases in interest rates, and we believe we are well-protected against further interest rate increases, which seem likely to continue in the near term.
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
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2023.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:
•With regard to the comparison between the three months ended September 30, 2023 and 2022:
◦Same-property basis represents farms owned as of June 30, 2022, which were not vacant at any point during either period presented and full collectability of future rental payments under the respective leases was deemed probable during the entirety of both periods;
◦Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to June 30, 2022. From July 1, 2022, through September 30, 2023, we acquired four new farms and had one partial farm disposition; and
◦Vacant, self-operated, or non-accrual properties are:
*Farms that were vacant (either wholly or partially) at any point during either period presented. We did not have any vacant farms during either of the three months ended September 30, 2023 or 2022;
*Farms that were self-operated at any point during either period presented. One of our farms was self-operated (via a management agreement with an unrelated third-party) during the three months ended September 30, 2023; and
*Farms with leases where revenue was recognized on a cash basis during either period presented (rather than a straight-line basis) due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues. During a portion of the three months ended September 30, 2023, we recognized revenue from two different leases with one tenant (encompassing two different farms) on a cash basis.
•With regard to the comparison between the nine months ended September 30, 2023 and 2022:
◦Same-property basis represents farms owned as of December 31, 2021, which were not vacant at any point during either period presented and full collectability of future rental payments under the respective leases was deemed probable during the entirety of both periods;

◦Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2021. From January 1, 2022, through September 30, 2023, we acquired four new farms and had one partial farm disposition; and
◦Vacant, self-operated, or non-accrual properties are:
◦Farms that were vacant (either wholly or partially) at any point during either period presented. We did not have any vacant farms during either of the nine months ended September 30, 2023 or 2022;
◦Farms that were self-operated at any point during either period presented. One of our farms was self-operated (via a management agreement with an unrelated third-party) during a portion of the nine months ended September 30, 2023; and
◦Farms with leases where revenue was recognized on a cash basis during either period presented (rather than a straight-line basis) due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues. During a portion of the nine months ended September 30, 2023, we recognized revenue from seven different leases with three separate tenants (encompassing 17 different farms) on a cash basis.
A comparison of results of components comprising our operating income for the three and nine months ended September 30, 2023 and 2022 is below (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$21,102	$21,178	$(76)	(0.4)%
Variable lease payments – participation rents	2,385	3,003	(618)	(20.6)%
Variable lease payments – tenant reimbursements and other	47	28	19	67.9%
Total operating revenues	23,534	24,209	(675)	(2.8)%
Operating expenses:
Depreciation and amortization	9,244	9,146	98	1.1%
Property operating expenses	729	706	23	3.3%
Base management and incentive fees	2,939	2,591	348	13.4%
Administration fee	619	543	76	14.0%
General and administrative expenses	605	729	(124)	(17.0)%
Write-off of costs associated with Series C cumulative redeemable preferred stock	—	851	(851)	(100.0)%
Total operating expenses	14,136	14,566	(430)	(3.0)%
Operating income	$9,398	$9,643	$(245)	(2.5)%

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$63,180	$61,387	$1,793	2.9%
Variable lease payments – participation rents	2,580	3,024	(444)	(14.7)%
Variable lease payments – tenant reimbursements	186	34	152	447.1%
Total operating revenues	65,946	64,445	1,501	2.3%
Operating expenses:
Depreciation and amortization	27,407	25,883	1,524	5.9%
Property operating expenses	2,744	2,103	641	30.5%
Base management and incentive fees	7,236	7,801	(565)	(7.2)%
Administration fee	1,708	1,470	238	16.2%
General and administrative expenses	2,181	1,983	198	10.0%
Write-off of costs associated with Series C cumulative redeemable preferred stock	—	851	(851)	(100.0)%
Total operating expenses	41,276	40,091	1,185	3.0%
Operating income	$24,670	$24,354	$316	1.3%
Operating Revenues
Lease revenues
The following table provides a summary of our lease revenues during the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Same-property basis:
Fixed lease payments	$20,363	$20,413	$(50)	(0.2)%	$59,259	$58,859	$400	0.7%
Participation rents	2,385	3,003	(618)	(20.6)%	2,508	2,993	(485)	(16.2)%
Total – Same-property basis	22,748	23,416	(668)	(2.9)%	61,767	61,852	(85)	(0.1)%
Properties acquired or disposed of:
Fixed lease payments	658	500	158	31.6%	3,239	1,000	2,239	223.9%
Participation rents	—	—	—	NM	—	—	—	NM
Total – Properties acquired or disposed of	658	500	158	31.6%	3,239	1,000	2,239	223.9%
Vacant, self-operated, or non-accrual, properties:
Fixed lease payments	81	264	(183)	(69.3)%	682	1,528	(846)	(55.4)%
Participation rents	—	—	—	NM	72	31	41	132.3%
Total – Vacant, self-operated, or non-accrual properties	81	264	(183)	(69.3)%	754	1,559	(805)	(51.6)%
Tenant reimbursements and other(1)	47	28	19	67.9%	186	34	152	447.1%
Total Lease revenues	$23,534	$24,208	$(674)	(2.8)%	$65,946	$64,445	$1,501	2.3%
NM = Not Meaningful
(1)Tenant reimbursements and other primarily consist of tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts are also recorded as property operating expenses during the respective periods. 2023 amounts also include late fees received from certain tenants.
Same-property Basis – 2023 compared to 2022
Lease revenues from fixed lease payments remained relatively flat for the three months ended September 30, 2023, and increased during the nine months ended September 30, 2023. The increase during the nine months ended September 30, 2023, was primarily due to additional rents earned on capital improvements completed on certain of our farms and two one-time payments received for easement access across portions of two of our farms. Both periods were negatively impacted by the execution of one lease agreement in the fourth quarter of 2022, pursuant to which we agreed to reduce the fixed base rent amount in exchange for increasing the participation rent components in the lease, the result of which will not be known until later in 2023.
The amount of lease revenues from participation rents is largely dependent upon when certain information is made available to allow us to determine such amounts to be reasonably estimable and thus recorded. Based on the participation rents recorded thus far, the decrease was primarily driven by lower production (i.e., pounds per acre) on certain almond and pistachio farms (partly due to the alternate-bearing nature of such tree crops but also due to the harvest of such crops coming at the end of a multi-year drought), coupled with weaker crop prices, particularly in the almond market, which continued to be hampered with oversupply exacerbated by supply chain disruptions that occurred during the height of the COVID-19 pandemic.
Other – 2023 compared to 2022
Lease revenue from properties acquired or disposed of increased primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2021.
Fixed lease payments from vacant, self-operated, or non-accrual properties decreased primarily due to revenue from certain of our leases being recognized on a cash basis during a portion of the three and nine months ended September 30, 2023 (rather than a straight-line basis), due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues. In addition, one of our farms was self-operated (via a management agreement with an unrelated third-party) for the three months ended September 30, 2023, and a portion of the nine months ended September 30, 2023. The decrease in lease revenues from vacant, self-operated, or non-accrual properties was partially offset by cash collections (in part or in whole) from tenants occupying certain of these properties during the three and nine months ended September 30, 2023. No revenue has been recognized as a result of operations at farms that were self-operated during any period presented.
The fluctuations in tenant reimbursement revenue are primarily driven by payments made by certain tenants on our behalf (pursuant to the lease agreements) to unconsolidated entities of ours that convey water to the respective properties. As such, the timing of revenue fluctuates as payments are made by our tenants. Amounts recorded during the three and nine months ended September 30, 2023, also include late fees received from certain tenants.
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
Property operating expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expenses, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property-operating expenses recorded during the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Same-property basis	$648	$643	$5	0.8%	$2,172	$1,840	$332	18.0%
Properties acquired or disposed of	1	21	(20)	(95.2)%	5	25	(20)	(80.0)%
Vacant, self-operated, or non-accrual properties	22	2	20	NM	398	175	223	127.4%
Tenant-reimbursed property operating expenses(1)	58	40	18	45.0%	169	63	106	168.3%
Total Property operating expenses	$729	$706	$23	3.3%	$2,744	$2,103	$641	30.5%
NM = Not Meaningful
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.
Same-property Basis – 2023 compared to 2022
Property operating expenses increased primarily due to additional property management and consulting fees incurred across our portfolio, as well as higher legal fees related to drafting new lease agreements. We also recorded additional repairs and maintenance expense as a result of minor damage caused by natural disasters at certain of our farms. This increase was partially offset by a decrease in real estate tax expense.
Other – 2023 compared to 2022
Property operating expenses on properties acquired or disposed of decreased, primarily due to additional legal fees incurred in the prior-year periods on certain farms acquired subsequent to December 31, 2021.
Property operating expenses attributable to vacant, self-operated, or non-accrual properties increased primarily due to additional legal fees incurred in connection with rent collection, lease termination, or re-leasing efforts on such farms.
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
Related-Party Fees
The following table provides the calculations of the base management and incentive fees due to our Adviser pursuant to the Advisory Agreement for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

	Quarter Ended			Year to Date
	March 31	June 30	September 30
FY 2023 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,432,394	$1,431,761	$1,433,713
Quarterly rate	0.150%	0.150%	0.150%
Base management fee(3)	$2,149	$2,148	$2,150	$6,447

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$358,689	$362,411	$360,339

First hurdle quarterly rate	1.750%	1.750%	1.750%
First hurdle threshold	$6,277	$6,342	$6,306

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$7,846	$7,928	$7,882

Pre-Incentive Fee FFO(1)	$5,303	$4,400	$7,095

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—	$789
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—	—
Total Incentive fee(3)	$—	$—	$789	$789

Total fees due to Adviser	$2,149	$2,148	$2,939	$7,236

FY 2022 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,357,800	$1,361,757	$1,390,645
Quarterly rate	0.150%	0.150%	0.150%
Base management fee(3)	$2,036	$2,043	$2,086	$6,165

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$378,299	$381,201	$364,955

First hurdle quarterly rate	1.750%	1.750%	1.750%
First hurdle threshold	$6,620	$6,671	$6,387

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$8,275	$8,339	$7,983

Pre-Incentive Fee FFO(1)	$7,751	$4,819	$6,892

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$1,131	$—	$505
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—	—
Total Incentive fee(3)	$1,131	$—	$505	$1,636

Total fees due to Adviser	$3,167	$2,043	$2,591	$7,801
(1)As defined in the Advisory Agreement.
(2)As of the end of the respective prior quarters.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
The base management fee increased primarily due to additional assets acquired and improvements made on certain of our farms since December 31, 2021.

Our Adviser earned an incentive fee during each of the three and nine months ended September 30, 2023 and 2022 due to our Pre-Incentive Fee FFO (as defined in the Advisory Agreement) exceeding the required hurdle rate of the applicable equity base during the third quarter of 2023 and during the first and third quarters of 2022, respectively.
The administration fee paid to our Administrator increased primarily due to hiring additional personnel and us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses decreased during the three months ended September 30, 2023, primarily due to a decrease in acquisition-related costs for investments no longer being pursued. The increase during the nine months ended September 30, 2023, was primarily due to additional legal and stockholder-related expenses incurred related to the listing of the Series C Preferred Stock.
During each of the three and nine months ended September 30, 2022, we wrote off $851,000 of costs (including approximately $798,000 of unamortized deferred offering costs) related to the Series C Offering due to an amendment that reduced the number of shares of Series C Preferred Stock to be offered.
A comparison of results of other components contributing to net loss attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022 is below (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Operating income	$9,398	$9,643	$(245)	(2.5)%
Other income (expense):
Other income	382	237	145	61.2%
Interest expense	(5,856)	(6,476)	620	(9.6)%
Dividends declared on cumulative term preferred stock	(755)	(755)	—	—%
Loss on dispositions of real estate assets, net	(4)	(819)	815	(99.5)%
Loss from investments in unconsolidated entities	(24)	(24)	—	—%
Total other income (expense), net	(6,257)	(7,837)	1,580	(20.2)%
Net income	3,141	1,806	1,335	73.9%
Net loss attributable to non-controlling interests	—	(2)	2	(100.0)%
Net income attributable to the Company	3,141	1,804	1,337	74.1%
Aggregate dividends declared on and charges related to extinguishment of cumulative redeemable preferred stock	(6,105)	(5,398)	(707)	13.1%
Net loss attributable to common stockholders	$(2,964)	$(3,594)	$630	(17.5)%

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Operating income	$24,670	$24,354	$316	1.3%
Other income (expense):
Other income	3,365	3,067	298	9.7%
Interest expense	(17,835)	(19,446)	1,611	(8.3)%
Dividends declared on cumulative term preferred stock	(2,264)	(2,264)	—	—%
Gain (loss) on dispositions of real estate assets, net	5,910	(2,100)	8,010	(381.4)%
Property and casualty (loss) recovery, net	(1,016)	49	(1,065)	(2,173.5)%
Loss from investments in unconsolidated entities	(84)	(54)	(30)	55.6%
Total other expense, net	(11,924)	(20,748)	8,824	(42.5)%
Net income	12,746	3,606	9,140	253.5%
Net income attributable to non-controlling interests	—	(9)	9	(100.0)%
Net income attributable to the Company	12,746	3,597	9,149	254.4%
Aggregate dividends declared on and charges related to extinguishment of cumulative redeemable preferred stock	(18,303)	(13,801)	(4,502)	32.6%
Net loss attributable to common stockholders	$(5,557)	$(10,204)	$4,647	(45.5)%
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
Interest expense decreased, primarily due to a decrease in overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our cumulative term preferred stock) outstanding for the three and nine months ended September 30, 2023, was approximately $589.5 million and $600.5 million, respectively, as compared to approximately $649.2 million and $660.1 million for the respective prior-year periods. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the weighted-average interest rate charged on our aggregate borrowings for the three and nine months ended September 30, 2023, was 3.81% and 3.79%, respectively, as compared to 3.82% and 3.76% for the respective prior-year periods.
During the nine months ended September 30, 2023, we recorded a net capital gain, driven by the sale of a 138-acre parcel of unfarmed land in Florida for $9.6 million, which, after accounting for closing costs, resulted in a net gain of approximately $6.4 million. The net losses recorded during each of the three and nine months ended September 30, 2022, related to the disposals of certain irrigation and other improvements on certain of our farms.
The net property and casualty (loss) recovery related to net expenses incurred and insurance recoveries received for certain improvements that were damaged due to natural disasters. The property and casualty loss recorded during the nine months ended September 30, 2023, was the result of the heavy rainfall that occurred in California in early 2023 and the resulting flooding, which damaged certain structures located on one of our farms in the Central Valley. We continue to work with our tenant on this farm to assess the damage and come to a solution regarding the repairs.
The aggregate dividends paid on our cumulative redeemable preferred stock increased due to additional shares of the Series C Preferred Stock and Series E Preferred Stock issued and outstanding during each of the current-year periods.
LIQUIDITY AND CAPITAL RESOURCES
Overview

Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under our credit facility with Metropolitan Life Insurance Company (“MetLife”)), and issuances of additional equity securities. Our current available liquidity is approximately $174.4 million, consisting of approximately $24.7 million in cash on hand and, based on the current level of collateral pledged, approximately $149.7 million of availability under our credit facility with MetLife (subject to compliance with covenants) and other undrawn notes or bonds. In addition, we currently have certain properties valued at a total of approximately $155.2 million that are unencumbered and eligible to be pledged as collateral.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.35% for another 4.3 years. In addition, the weighted-average remaining term of our notes and bonds payable is approximately 9.0 years. As such, with respect to our current borrowings, we have experienced minimal impact from the recent increases in interest rates, and we believe we are well-protected against any future interest rate increases. Despite ongoing volatility in the markets, based on discussions with our lenders, we do not believe there will be a credit freeze on agricultural lending in the near term. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near- and long-term debt obligations and operating expenses.
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
Operating Commitments and Obligations
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as September 30, 2023 (dollars in thousands):

Farm Location(s)	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of September 30, 2023
Umatilla, OR	135	$2,750	(2)	Q4 2023	$2,308
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
Ventura, CA	402	1,000	(2)	Q4 2025	448
Napa, CA	270	1,635	(2)	Q4 2029	996
Wicomico & Caroline, MD, and Sussex, DE	833	115		Q3 2030	49
Yuma, AZ	3,033	941	(2)	Q4 2031	896
Franklin & Grant, WA, & Umatilla, OR	1,126	2,169	(2)	Q4 2032	1,915
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations

In connection with certain farms acquired through a leasehold interest, we assumed certain ground lease arrangements under which we are the lessee. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of September 30, 2023, is as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining three months ending December 31:	2023	$40
For the fiscal years ending December 31:	2024	92
	2025	62
	2026	62
	2027	62
	2028	62
	Thereafter	631
Total undiscounted lease payments		1,011
Less: imputed interest		(414)
Present value of lease payments		$597
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income) of approximately $26,000 and $77,000 during the three and nine months ended September 30, 2023, respectively, and approximately $23,000 and $69,000 during the three and nine months ended September 30, 2022, respectively.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net change in cash from:
Operating activities	$22,657	$23,073	$(416)	(1.8)%
Investing activities	(1,086)	(78,627)	77,541	(98.6)%
Financing activities	(57,632)	75,852	(133,484)	(176.0)%
Net change in Cash and cash equivalents	$(36,061)	$20,298	$(56,359)	(277.7)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities decreased slightly, primarily due to the timing of certain interest payments made during the nine months ended September 30, 2023, as compared to the prior-year period. This was partially offset by a decrease in aggregate fees paid to our Advisor during the nine months ended September 30, 2023.
Investing Activities
The change in cash from investing activities was primarily due to a decrease in aggregate cash paid for acquisitions of new farms and capital improvements on existing farms during the current-year period, partially offset by the proceeds received from the sale of a 138-acre parcel of unfarmed land in Florida for $9.6 million during the nine months ended September 30, 2023, which resulted in a net gain of approximately $6.4 million.
Financing Activities
The change in cash from financing activities was primarily due to a decrease in aggregate net cash proceeds received from preferred and common equity offerings of approximately $119.7 million and a decrease in aggregate net borrowings of approximately $14.3 million.

Debt Capital
MetLife Facility
As amended in February 2022, our facility with MetLife currently consists of $75.0 million of revolving equity lines of credit and an aggregate of $175.0 million of term notes (the “MetLife Facility”). We currently have $100,000 outstanding under the lines of credit and $36.9 million outstanding on the term notes. While $213.0 million of the full commitment amount under the MetLife Facility remains undrawn, based on the level of collateral pledged, we currently have approximately $110.3 million of availability under the MetLife Facility. The revolving equity lines of credit mature on April 5, 2024, and the draw period for the term notes expires on December 31, 2024, after which MetLife has no obligation to disburse any additional undrawn funds under the term notes. We have been in discussions with MetLife regarding extending the maturity dates of the lines of credit and currently expect to have an agreement finalized by the end of 2023.
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
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2023 (dollars in thousands, except per-share amounts; excludes shares of Series C Preferred Stock issued pursuant to the DRIP):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series E Preferred Stock	225,281	$24.95	$5,621	$5,069
Common Stock – ATM Program	788,045	19.34	15,240	15,087
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).
Our 2023 Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our condensed consolidated financial statements) permits us to issue up to an aggregate of $1.5 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $3.7 million of Series E Preferred Stock and $2.2 million of common stock under the 2023 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and nine months ended September 30, 2023 and 2022 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$3,141	$1,806	$12,746	$3,606
Less: Aggregate dividends declared on and charges related to extinguishment of cumulative redeemable preferred stock(1)	(6,105)	(5,398)	(18,303)	(13,801)
Net loss attributable to common stockholders and non-controlling OP Unitholders	(2,964)	(3,592)	(5,557)	(10,195)
Plus: Real estate and intangible depreciation and amortization	9,244	9,146	27,407	25,883
Plus (less): Losses (gains) on dispositions of real estate assets, net	4	819	(5,910)	2,100
Adjustments for unconsolidated entities(2)	22	14	69	38
FFO available to common stockholders and non-controlling OP Unitholders	6,306	6,387	16,009	17,826
Plus: Acquisition- and disposition-related expenses, net	33	150	126	169
Plus: Other nonrecurring charges, net(3)	50	851	1,328	803
CFFO available to common stockholders and non-controlling OP Unitholders	6,389	7,388	17,463	18,798
Net rent adjustment	(1,086)	(759)	(3,089)	(2,208)
Plus: Amortization of debt issuance costs	247	269	766	817
(Less) plus: Other non-cash (receipts) charges, net(4)	1	264	279	606
AFFO available to common stockholders and non-controlling OP Unitholders	5,551	7,162	15,419	18,013

Weighted-average common stock outstanding—basic and diluted	35,822,123	34,607,440	35,698,458	34,472,018
Weighted-average common non-controlling OP Units outstanding	—	—	—	82,511
Weighted-average total common shares outstanding	35,822,123	34,607,440	35,698,458	34,554,529

Diluted FFO per weighted-average total common share	$0.18	$0.18	$0.45	$0.52
Diluted CFFO per weighted-average total common share	$0.18	$0.21	$0.49	$0.54
Diluted AFFO per weighted-average total common share	$0.15	$0.21	$0.43	$0.52

Distributions declared per total common share	$0.14	$0.14	$0.41	$0.41
(1)Includes (i) cash dividends paid on our Series B Preferred Stock, Series C Preferred Stock, and Series E Preferred Stock, (ii) the value of additional shares of Series C Preferred Stock issued pursuant to the DRIP, and (iii) the pro-rata write-off of offering costs related to shares of Series C Preferred Stock and Series E Preferred Stock that were redeemed during the respective periods.
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
(4)Consists of (i) the amount of dividends on the Series C Preferred Stock paid via issuing new shares (pursuant to the DRIP), (ii) the pro-rata write-off of offering costs related to shares of Series C Preferred Stock and Series E Preferred Stock that were redeemed, which were noncash charges, and (iii) our remaining pro-rata share of (income) loss recorded from investments in unconsolidated entities during the respective periods.

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
A breakdown of the methodologies used to value our properties and the aggregate value as of September 30, 2023, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Acre-feet of Water	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	—	—	—	—	$22	$22	—%
Internal Valuation	3	6,189	4,730	—	20,130	36,000	2.3%
Third-party Appraisal(2)	166	109,404	91,408	45,000	1,328,358	1,543,309	97.7%
Total	169	115,593	96,138	45,000	$1,348,510	$1,579,331	100.0%

(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.
(2)Appraisals performed between December 2022 and October 2023.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of September 30, 2023, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions as of September 30, 2023, is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$708 – $123,280	$34,835	$5,512 – $5,512	$5,512
Market NOI (per farmable acre)	$230 – $3,536	$1,407	N/A	N/A
Market Capitalization Rate	3.30% – 5.20%	4.50%	N/A	N/A
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of September 30, 2023, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended September 30, 2023, from the prior value basis as of June 30, 2023, is provided in the table below (dollars in thousands):

Total portfolio fair value as of June 30, 2023		$1,578,166
Plus: Acquisition of water credits during the three months ended September 30, 2023		18
Change in value of farms during the three months ended September 30, 2023
Farms valued via third-party appraisals	$1,147
Net change in value of farms during the three months ended September 30, 2023		1,147
Total portfolio fair value as of September 30, 2023		$1,579,331
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of September 30, 2023, was approximately $527.1 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $587.2 million. The fair values of our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock were determined using the closing stock prices as of September 30, 2023, of $18.10 per share, $18.07 per share, and $23.75 per share, respectively. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series E Preferred Stock to be $25.00 per share as of September 30, 2023 (see Exhibit 99.1 to this Form 10-Q).
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
As of September 30, 2023, we estimate the NAV per common share to be $20.33. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$731,486
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(1,348,510)
Plus: estimated fair value of real estate holdings(2)	1,579,331
Net fair value adjustment for real estate holdings		230,821
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	647,572
Less: fair value of aggregate long-term indebtedness(3)(4)	(584,457)
Net fair value adjustment for long-term indebtedness		63,115
Estimated NAV		1,025,422
Less: aggregate fair value of cumulative redeemable preferred stock(5)		(296,870)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$728,552
Total common shares and non-controlling OP Units outstanding		35,838,442
Estimated NAV per common share and OP Unit		$20.33
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.
(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series D Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series D Term Preferred Stock was valued based on its closing stock price as of September 30, 2023.
(5)The Series B Preferred Stock and Series C Preferred Stock were valued based on their respective closing stock prices as of September 30, 2023, while the Series E Preferred Stock was valued at its liquidation value, as discussed above.
A quarterly roll-forward in the estimated NAV per common share for the three months ended September 30, 2023, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of June 30, 2023		$19.15
Plus net income attributable to common stockholders and non-controlling OP Unitholders		(0.08)
Adjustments for net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$0.19
Net change in unrealized fair value of long-term indebtedness	0.11
Net change in unrealized fair value of preferred equity securities	1.06
Net change in valuations		1.36
Less distributions on common stock and non-controlling OP Units		(0.14)
Less net dilutive effect of equity issuances and redemptions, net		0.04
Estimated NAV per common share and non-controlling OP Unit as of September 30, 2023		$20.33
(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) an increase of $0.03 per share due to the net appreciation in value of the farms that were valued during the three months ended September 30, 2023, (ii) an increase of $0.26 per share due to the decrease in net book value of our real estate holdings as a result of the aggregate depreciation and amortization expense recorded during the three months ended September 30, 2023, and (iii) a decrease of $0.10 per share due to net capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $20.33 as of September 30, 2023, based on the calculation above, the closing price of our common stock on September 30, 2023, was $14.23 per share.
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
Currently, over 99.9% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate (after interest patronage) of 3.35% for another 4.3 years. As such, with respect to our current borrowings, we believe fluctuations in interest rates would have a minimal impact on our net income. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. As of September 30, 2023, the fair value of our fixed-rate borrowings outstanding (excluding our Series D Term Preferred Stock) was approximately $527.1 million.
The following table summarizes the hypothetical change in fair value of our fixed-rate borrowings at September 30, 2023, if market interest rates had been one or two percentage points lower or higher than those rates in place as of September 30, 2023 (dollars in thousands):

Change in Market Interest Rates	Carrying Value(1)	Fair Value	Difference
2% decrease	$587,197	$559,610	$(27,587)
1% decrease	587,197	542,939	(44,258)
No change	587,197	527,100	(60,097)
1% increase	587,197	512,043	(75,154)
2% increase	587,197	497,722	(89,475)
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None. Without limiting the generality of the foregoing, during the three months ended September 30, 2023, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-183965), filed on November 2, 2012.
3.2	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on July 12, 2017.
3.3	Articles Supplementary for 6.00% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.
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

3.9	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 the Registration Statement on Form S-11 (File No. 333-183965), filed on November 15, 2012.
3.10	First Amendment to Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on October 10, 2023.
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

4.6	Form of Indenture, incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (File No. 333-270901), filed on March 28, 2023.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series E Cumulative Redeemable Preferred Stock as of September 30, 2023 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2023 and 2022; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: November 7, 2023	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: November 7, 2023	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors