Form 10-K
period 2023-12-31
GLADSTONE LAND Corp
filed 2024-02-20
CIK 1495240

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number: 001-35795
GLADSTONE LAND CORPORATION
(Exact name of registrant as specified in its charter)

Maryland		54-1892552
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1521 Westbranch Drive,	Suite 100
McLean,	Virginia	22102
(Address of principal executive offices)		(Zip Code)
(703) 287-5800
Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LAND	The Nasdaq Stock Market, LLC
6.00% Series B Cumulative Redeemable Preferred Stock, $0.001 par value per share	LANDO	The Nasdaq Stock Market, LLC
6.00% Series C Cumulative Redeemable Preferred Stock, $0.001 par value per share	LANDP	The Nasdaq Stock Market, LLC
5.00% Series D Cumulative Term Preferred Stock, $0.001 par value per share	LANDM	The Nasdaq Stock Market, LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price on that date of $16.27 per share on the Nasdaq Global Market, was approximately $540.4 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been deemed to be affiliates.
The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 19, 2024, was 35,838,442.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2024, relating to the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Content
GLADSTONE LAND CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2023

Table of Content
FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K (the “Form 10-K”) and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve inherent risks and uncertainties as they relate to expectations, beliefs, projections, future plans and strategies, anticipated events, or trends concerning matters that are not historical facts and may ultimately prove to be incorrect or false. Forward-looking statements include information about possible or assumed future events, including, without limitation, those relating to the discussion and analysis of our business, financial condition, results of operations, and our strategic plans and objectives. Words such as “may,” “might,” “believe,” “will,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those included within or contemplated by such statements, including, but not limited to, the description of risks and uncertainties in Part I, Item 1A, “Risk Factors,” of this Form 10-K. Additional information regarding risk factors that may affect us is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K, and readers of our Form 10-K should also read our SEC and other publicly-filed documents for further discussion regarding such factors.
You are cautioned to not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements, including, without limitation, to reflect changes to our assumptions, the occurrence of unanticipated events, or actual operating results.
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
•Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations or the operations of businesses in which we invest, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial condition, and operating results.
•Our business may be adversely affected by public health emergencies.
•We are dependent upon our key management personnel for our future success, particularly David Gladstone, Terry Lee Brubaker, Bill Reiman, and Lewis Parrish, and Jay Beckhorn.

Table of Content
•We may have conflicts of interest with our Adviser and other affiliates, which could result in investment decisions that are not in the best interests of our stockholders.
•Our Adviser (as defined in Part 1, Item 1, “Business—Overview”) is not obligated to provide a waiver of the incentive fee, which could negatively impact our earnings and our ability to maintain our current level of, or increase, distributions to our stockholders.
•Certain provisions contained in our charter and bylaws and under Maryland law may prohibit or restrict attempts by our stockholders to change our management and hinder efforts to effect a change of control of us, and the market price of our common stock may be lower as a result.
•We may not have sufficient earnings and profits to pay distributions on our currently-designated preferred securities.
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
This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. You should carefully review the risks set forth herein under Part I, Item 1A, “Risk Factors,” of this Form 10-K. New factors may also emerge from time to time that could materially and adversely affect us.
All references to “we,” “our,” “us,” and the “Company” in this Form 10-K mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term refers only to Gladstone Land Corporation.

Table of Content
PART I

ITEM 1.	BUSINESS
Overview
We are an externally-managed, agricultural REIT that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 168 farms comprised of 111,836 acres across 15 states in the U.S. We also own several farm-related facilities that are necessary to the farming operations on the underlying farmland.
Our farmland is predominantly concentrated in locations where farmers are able to grow either fresh produce annual row crops (e.g., certain berries and vegetables), which are typically planted and harvested annually, or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes). To a much lesser extent, we also own farms that grow certain commodity crops (e.g., corn and beans). In addition, we own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities. While our focus will continue to be on farmland growing either fresh produce annual row crops or certain permanent crops, in the future, we expect to acquire more farmland that grows commodity crops on a selective basis, as well as more farm-related facilities.
We conduct substantially all of our business activities through an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure, by which all of our properties are held, directly or indirectly, by Gladstone Land Limited Partnership (the “Operating Partnership”). We control the sole general partner of the Operating Partnership and currently own, directly or indirectly, 100.0% of the common units of limited partnership interest in the Operating Partnership (“OP Units”). We have in the past, and may in the future, offer equity ownership in our Operating Partnership by issuing additional OP Units to farmland owners as consideration for acquiring their farms. See “Our Investment Process—Types of Investments” below for additional information regarding OP Units.
We are managed by our external adviser, Gladstone Management Corporation (the “Adviser”), and Gladstone Administration, LLC (the “Administrator”), provides administrative services to us. Both our Adviser and our Administrator are affiliates of ours and each other.
Upon the pricing of our initial public offering (the “IPO”), on January 29, 2013, our shares of common stock began trading on the Nasdaq Global Market (“Nasdaq”) under the symbol “LAND.” Our shares of 6.00% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) are traded on Nasdaq under the symbol “LANDO,” our shares of 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) are traded on Nasdaq under the symbol “LANDP,” and our shares of 5.00% Series D Cumulative Term Preferred Stock (the “Series D Term Preferred Stock”) are traded on Nasdaq under the symbol “LANDM.” In addition, we have registered our 5.00% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”). The Series E Preferred Stock is not listed on a national securities exchange, and there is currently no public market for shares of this security.
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

Table of Content
value of our portfolio. Potential purchasers may include real estate developers desiring to develop the property, financial purchasers seeking to acquire property for investment purposes, or farmers who have operated or seek to operate the land. Accordingly, we will seek to acquire properties that we believe have potential for long-term appreciation in value.
•Continue Expanding our Operations Geographically.  Our properties are currently located in 15 states across the U.S., and we expect that we will acquire properties in other farming regions of the U.S. in the future. While our primary regions of focus are the West and the Southeast regions of the U.S., we believe other regions of the U.S., such as the Pacific Northwest and Mid-Atlantic regions, offer attractive locations for expansion, and, to a lesser extent, we also expect to seek farmland acquisitions in certain regions of the Midwest on a select, opportunistic basis, as well as other areas in the U.S.
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
Property Acquisitions and Leasing
We anticipate that many of the farms and farm-related facilities we purchase will be acquired from independent farmers or agricultural companies and that they will simultaneously lease the properties back from us. These transactions will provide the tenants with an alternative to other financing sources, such as borrowing, mortgaging real property, or selling securities. We anticipate that some of our transactions will be in conjunction with acquisitions, recapitalizations, or other corporate transactions affecting our tenants. We also expect that many of the farms and farm-related facilities we acquire will be purchased from owners who do not farm the property but rather lease the property to other tenant-farmers. In situations such as these, we intend to have a lease in place prior to or simultaneously with acquiring the property. For a discussion of the risks associated with leasing property to leveraged tenants, see Part I, Item 1A,“Risk Factors—Risks Relating to Our Business and Operations—Some of our tenants may be unable to pay rent, which could adversely affect our cash available to make distributions to our stockholders or otherwise impair the value of your investment.”

Table of Content
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
Underwriting Criteria and Due Diligence Process
Selecting the Property
We consider selecting the right properties to purchase or finance as one of the most important aspects of our business. Buying quality farmland that can be used to grow a variety of different crops and that is located in desirable locations is essential to our success.
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

Table of Content
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
•Diversification. Our Adviser will seek to diversify our portfolio to avoid dependence on any one particular tenant, geographic location, facility type or crop type. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single underperforming investment or a downturn in any particular geographic region. Many of the areas in which we purchase or finance properties are likely to have their own microclimates and, although they appear to be in close proximity to one another, generally will not be similarly affected by weather or

Table of Content
other natural occurrences at the same time. We currently own properties in 15 different states across the U.S., and over time, we expect to expand our geographic focus to other areas in the U.S., including the Pacific Northwest, Midwest, and Mid-Atlantic. We will also attempt to continue diversifying our portfolio of properties by seeking additional farmland that grows a variety of different crop types, while maintaining our current focus of owning and leasing farmland that grows fresh produce annual row crops and certain permanent crops. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Portfolio Diversification,” for a summary of our portfolio diversification and concentrations.
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
We believe that, by operating on a leveraged basis, we will have more funds available and, therefore, will be able to make more investments than would otherwise be possible. We believe that this will allow us to assemble a more diversified portfolio. Our Adviser and Administrator use their best efforts to obtain financing on the most favorable terms available to us.
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

Table of Content
•acquire securities in any company holding investments or engaging in activities prohibited in the foregoing clauses.
Conflict of Interest Policy
We have adopted policies to reduce potential conflicts of interest. In addition, our directors are subject to certain provisions of Maryland law that are designed to minimize conflicts. However, we cannot provide assurance that these policies or provisions of law will reduce or eliminate the influence of these conflicts.
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

Table of Content
administrative services to us under the amended and restated Administration Agreement entered into on February 1, 2013 (the “Administration Agreement”).
David Gladstone, our chairman, chief executive officer, president, and largest stockholder, is also the chairman, chief executive officer, and the controlling stockholder of our Adviser and our Administrator. Terry Lee Brubaker, our chief operating officer, also serves as vice chairman, chief operating officer, and a member of the Board of Directors for our Adviser and Administrator.
Our Adviser has an investment committee that evaluates and approves each of our investments. This investment committee is currently comprised of Messrs. Gladstone, Brubaker, and Reiman; Mr. John Sateri, who is a managing director of our Adviser; and Ms. Laura Gladstone, who is a managing director of our Adviser. We believe that the review process of our Adviser’s investment committee gives us a competitive advantage over other agricultural real estate companies because of the substantial experience that the members possess and their unique perspective in evaluating the blend of corporate credit, real estate, and lease terms that collectively combine to provide an acceptable risk for our investments.
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
Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington D.C., and our Adviser also has offices in several other states. Refer to Part II, Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Overview—Our Adviser and Administrator” of this Form 10-K for a detailed discussion on the fee structure of each of the Adviser and Administrator.
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
The actual terms and conditions of transactions involving investments in properties shall be determined in the sole discretion of our Adviser, subject at all times to compliance with the foregoing requirements. Some types of transactions, including the following, require the prior approval of our Board of Directors, including a majority of our independent directors:
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

Table of Content
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
Financing Arrangement Agreement
On April 11, 2017, we entered into an agreement with Gladstone Securities for it to act as our non-exclusive agent to assist us with arranging financing for our properties (the “Financing Arrangement Agreement”). Pursuant to the agreement, we pay Gladstone Securities a financing fee in connection with the services it provides to us for securing financing on our properties. Refer to Note 6, “Related-Party Transactions—Gladstone Securities,” in the accompanying notes to our consolidated financial statements for a discussion of the fees to be paid to Gladstone Securities pursuant to the Financing Arrangement Agreement.
Dealer-Manager Agreements
In connection with the continuous public offering of our Series B Preferred Stock (which was completed in March 2020), our Series C Preferred Stock (which was completed in December 2022), and our Series E Preferred Stock (which offering is ongoing), we entered into certain dealer-manager agreements with Gladstone Securities, whereby Gladstone Securities served or serves, as appropriate, as our exclusive dealer-manager. Pursuant to each of these dealer-manager agreements, Gladstone Securities provided or provides certain sales, promotional, and marketing services to us in connection with the offering of the respective stock. Refer to Note 6, “Related-Party Transactions—Gladstone Securities,” in the accompanying notes to our consolidated financial statements for a discussion of the fees and commissions paid to Gladstone Securities pursuant to each of these dealer-manager agreements.
Human Capital Management
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Current Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or executive officer, or both, of each our Adviser and our Administrator. We expect that approximately 15 to 25 full-time employees of our Adviser and our Administrator will spend substantial time on our matters during the 2024 calendar year. Our CFO, accounting team, and the employees of our Adviser who manage our assets and investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase and the number of our Adviser’s employees working out of local offices, if any, where we buy land will also increase.
As of December 31, 2023, our Adviser and Administrator, collectively, had 69 full-time employees. A breakdown thereof is summarized by functional area in the table below:

Number of Individuals	Functional Area
13	Executive Management
35	Investment Management, Portfolio Management, and Due Diligence
21	Administration, Accounting, Compliance, Human Resources, Legal, and Treasury
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

Table of Content
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
Government Regulations
We own, manage, acquire, and develop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the jurisdictions where our properties are located, which may differ among jurisdictions. Developments related to public health emergencies, including laws and regulations implemented by federal governmental authorities or state and local governmental authorities in jurisdictions where our properties are located in response to such public health emergencies, may impact our ability to operate our business, or those of our tenants, in the ordinary course, which may materially affect our results of operations for the year ending December 31, 2024. Otherwise, we do not expect that compliance with the various laws and regulations we are subject to will have a material effect on our capital expenditures, results of operations, or competitive position for the year ending December 31, 2024, as compared to prior periods.
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
These and other risks related to governmental regulation and environmental matters are described in more detail in Part I, Item 1A, “Risk Factors,” of this Form 10-K.
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

Table of Content
Our real estate portfolio is concentrated across a limited number of states, which subjects us to an increased risk of significant loss if adverse weather, economic, or regulatory changes or developments in the markets in which our properties are located occur.
Since our current real estate profile is concentrated across a limited number of states, we are subject to adverse changes in the political or regulatory climate in those states or specific counties where our properties are located that could adversely affect our real estate portfolio and our ability to lease properties. The geographic concentration of our portfolio could also cause us to be more susceptible to adverse weather, economic or regulatory changes, or developments in the markets in which our properties are located than if we owned a more geographically-diverse portfolio, which could materially and adversely affect the value of our farms and our ability to lease our farms on favorable terms or at all.
We may not be successful in identifying and consummating additional suitable acquisitions that meet our investment criteria, which may impede our growth and negatively affect our results of operations.
We continue to actively seek and evaluate other farm properties for potential purchase, but there is no guarantee that we will be able to continue to find and acquire properties that meet our investment criteria. We expect that a significant number of our future tenants will be independent farming operations, about which there is generally little or no publicly available operating and financial information. As a result, we rely on our Adviser to perform due diligence investigations of these tenants, their operations, and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations. As a result, it is possible that we could lease properties to tenants that ultimately are unable to pay rent to us, which could adversely impact the amount available for distributions.
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
•inability to achieve rental rates per acre at newly-developed farms to make the properties profitable;
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
We expect to lease a significant number of our properties to medium-sized farming operations and related agricultural businesses, which will expose us to a number of risks specifically related to these entities. For example, medium-sized agricultural businesses may be more likely than larger farming operations to have difficulty making lease payments when they experience adverse events. They also tend to experience significant fluctuations in their operating results and to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our target tenants may face intense competition, including competition from companies with greater financial resources, which could lead to price pressure on crops that could lower our tenants’ income.

Table of Content
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
Our Adviser has broad authority to make acquisitions and dispositions of properties. There can be no assurance that our Adviser will be able to continue to identify or negotiate acceptable terms for the acquisition or dispositions of properties or that we will be able to continue to acquire or dispose of such properties on favorable terms. We may compete with other purchasers for attractive properties. Further factors that could cause us not to purchase one or more properties that initially meet our investment criteria include our potential inability to agree to definitive purchase terms with the prospective sellers and our discovery of problems with the properties in our due diligence investigations. Factors that could cause us to be unable to dispose of a property on favorable terms include market conditions and competition. Any significant impediment to continue to identify and make investments that fit into our investment criteria or dispose of investments during suitable market conditions would have a material adverse effect on our ability to continue to generate cash flow and make distributions to our stockholders.
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
We expect that single tenants will continue to occupy most of our farms, and, therefore, the success of our investments will continue to be materially dependent on the financial stability of these tenants. Some of our tenants may have been recently restructured using leverage acquired in a leveraged transaction, may otherwise be subject to significant debt obligations, or may have been adversely impacted by public health emergencies. Tenants that are subject to significant debt obligations may be unable to make their rent payments if there are adverse changes in their businesses or in general economic conditions. Tenants that have been impacted adversely by public health emergencies may not be able to make timely rental payments due to labor shortages, supply chain issues, or due to government-mandated lockdowns or other measures taken to address such public health emergencies. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries. In situations where management of the tenant will change after a transaction, it may be difficult for our Adviser to determine with certainty the likelihood of the tenant’s business success and of it being able to pay rent throughout the lease term. These companies are more vulnerable to adverse conditions in their businesses or industries and economic conditions generally, as well as to increases in interest rates. In addition, these companies’ revenues and expenses may fluctuate according to the growing season, which may impact their ability to make regular lease payments.

Table of Content
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

Table of Content
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
To lease the cropland that we intend to acquire, these properties will require access to sufficient water to make them suitable for farming. Additionally, the ability of our current tenants to make their rental payments is dependent upon sufficient access to water. Although we expect to acquire properties with sufficient water access, should the need arise for additional wells from which to obtain water, we likely would be required to obtain permits prior to drilling such wells. Permits for drilling water wells are required by state and county regulations, and such permits may be difficult to obtain due to the limited supply of water in areas where we expect to acquire properties, such as the farming regions of California. Similarly, our properties may be subject to governmental regulations relating to the quality and disposition of rainwater runoff or other water to be used for irrigation. In such case, we could incur costs necessary to retain this water. If we are unable to obtain or maintain sufficient water supply for our properties, our ability to lease them for farming would be seriously impaired, which would have a material adverse impact on the value of our assets and our results of operations. If, in the future, we invest in farmland that depends upon rain water rather than local water access, our tenants on that farmland may be susceptible to extended droughts, and any failure on the part of such tenants to procure adequate drought insurance would impact the ability of such tenants to make rental payments, which would have a material adverse impact on our ability to generate returns on our properties.
Our agricultural properties are subject to adverse weather conditions, seasonal variability, crop disease and other contaminants, which may affect our tenants’ ability to pay rent and thereby have an adverse effect on our results of operations and our ability to make distributions to stockholders.

Table of Content
Fresh produce, including produce used in canning and other packaged food operations, is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are common but difficult to predict. Because fresh produce is highly perishable and generally must be brought to market and sold soon after harvest, unfavorable growing conditions can reduce both crop size and crop quality. Seasonal factors, including supply and consumer demand, may also have an effect on the crops grown by our tenants. In extreme cases, entire harvests may be lost in some geographic areas. Further, certain of our properties are reliant upon groundwater, as they are not located within any state or federal water districts and, thus, are not limited by any government-regulated restrictions.
Fresh produce is also vulnerable to crop disease, pests, and other contaminants. Damages to tenants’ crops from crop disease and pests may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and environmental conditions. The costs to control these infestations vary depending on the severity of the damage and the extent of the plantings affected. These infestations can increase costs and decrease revenues of our tenants. Tenants may also incur losses from product recalls due to other contaminants that may cause food borne illness. It is difficult to predict the occurrence or severity of such product recalls as well as the impact of these upon our tenants. Although we do not expect that a significant portion of our rental payments will be based on the quality of our tenants’ harvests, any of these factors could have a material adverse effect on our tenants’ ability to pay rent to us, which in turn could have a material adverse effect on our ability to make distributions to our stockholders.
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
In addition to the general risks that adverse weather conditions will pose for the tenants of our properties and their subsequent ability to comply with the terms of their leases, the value of our properties will potentially be subject to risks associated with long-term effects of climate change. Many climatologists predict increases in average temperatures, more extreme temperatures and increases in volatile weather over time. The effects of climate change may be more significant along coastlines, such as in the California coastal areas where we partially focus our acquisition efforts, due to rising sea levels resulting from the melting of polar ice caps, which could result in increased risk of coastal erosion, flooding, degradation in the availability and quality of groundwater aquifers, and expanding agricultural weed and pest populations. As a result, the effects of climate change could make our properties less suitable for farming or other alternative uses, which could adversely impact the value of our properties, our ability to generate rental revenue from leasing our properties and our cash available for distribution to stockholders. Climate change may also have indirect effects on our business by increasing the cost of, or availability of, property insurance on terms we find acceptable and increasing the cost of energy at our properties.
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
To the extent we issue debt securities, other instruments of indebtedness, or additional preferred stock or borrow additional money from banks or other financial institutions, we will be additionally exposed to risks associated with leverage, including increased risk of loss. If we issue additional preferred securities that rank senior to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences, or privileges, economic and otherwise, more favorable than those of our common shares and our currently-designated preferred securities, and the issuance of such preferred securities could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for common stockholders.

Table of Content
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
We have multiple borrowing facilities in place, and our total borrowings are secured by the majority of the farms we own. If we are unable to make our debt payments as required, either under our current credit facilities or any future facilities, a lender could foreclose on certain of the properties securing its loan. This could cause us to lose part or all of our investment in the property, which in turn could cause the value of our common stock, any of our currently-designated preferred securities, or the distributions to our stockholders to be reduced or delayed.
As we consider additional debt financing from third-party lenders, our assets may become highly leveraged, which may result in losses.
There is no limitation imposed by our charter or bylaws on our borrowings. An increased amount of leverage may expose us to cash flow problems if rental income decreases. Under those circumstances, in order to pay our debt obligations, including distribution and dividend payments to stockholders, we might be required to sell properties at a loss or be unable to make distributions or decrease distributions to our stockholders. A failure to pay amounts due to lenders or redeem shares of our Series D Term Preferred Stock under the mandatory redemption requirement may result in a default on our obligations and result in certain penalties, such as increased interest rates. Additionally, our degree of leverage could adversely affect our ability to obtain additional financing and may have an adverse effect on the public market price of shares of our publicly-traded common stock or currently-designated preferred securities.
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

Table of Content
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

Table of Content
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

Table of Content
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
While the U.S. Federal Reserve increased the federal funds rate 11 times from March 2022 through July 2023, they have held the federal funds rate flat since then. Future decisions on the federal funds rate will depend on a variety of key economic indicators, including inflation and the unemployment rate, among others. Any future increases may cause interest rates and borrowing costs to rise even further, which may negatively impact our ability to access the debt markets on favorable terms. Any prolonged adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.
We cannot predict the impact future actions by regulators or government bodies, including the U.S. Federal Reserve, will have on real estate debt markets, the market value of our capital stock or on our business, and any such actions may negatively impact us.
Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the real estate debt markets. The Federal Reserve has kept the federal funds rate flat since July 2023, and there can be no assurance if or when any reductions will be announced. Partly due to increases in the federal funds rate prior to July 2023 and the uncertainty over future actions of the Federal Reserve, borrowing costs remain high. Should the Federal Reserve continue to keep the federal funds rate flat for a prolonged period of time, or should it announce further increases, this may cause interest rates and borrowing costs to remain high or rise even further, which may negatively impact our ability to access the debt markets on favorable terms and the market value of our capital stock. This may result in future acquisitions by us generating lower overall economic returns and increasing the costs associated with refinancing current debt, which could potentially reduce future cash flow available for distributions. It is difficult to predict future legislation, regulation, and executive actions, and we cannot predict or control the impact future actions by regulators or government bodies, such as the Federal Reserve, will have on our business.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations or the operations of businesses in which we invest, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our business, financial condition, and operating results.
In the normal course of business, we and our service providers collect and retain certain personal information provided by our tenants, employees of our Administrator and Adviser, and vendors. We also rely extensively on computer systems to process transactions and manage our business. Despite careful security and controls design, implementation, updating, and independent third-party verification, our information technology systems, and those of our third-party providers, could become subject to cybersecurity incidents. A cybersecurity incident is defined by the SEC as an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through our information systems that jeopardize the confidentiality, integrity, or availability of our information resources or any information residing therein. A cybersecurity incident may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third-party providers for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. The result of a cybersecurity incident may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers. In addition, cybersecurity threats such as those noted above have increased in recent years in part due to increasingly numerous and sophisticated malicious cyber actors. We have implemented processes, procedures, and internal controls to help prevent, detect, and mitigate cybersecurity threats and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a threat of a cyber-incident,

Table of Content
do not guarantee that a cyber-incident will not occur, will be timely detected, or that our financial results, operations, or confidential information will not be negatively impacted by such an incident. The development and maintenance of these measures are also costly and require ongoing monitoring, testing, and updating as technologies and processes change and efforts to overcome cybersecurity measures become increasingly sophisticated.
Our business may be adversely affected by public health emergencies.
Any public health emergency, including any outbreak of COVID-19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could have a significant adverse impact on us and could adversely affect our ability to fulfill our investment objectives.
The extent of the impact of any public health emergency on our operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergencies on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity, and the extent of its disruption to important global, regional, and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. The effects of a public health emergency may disrupt the operations of our tenant-farmers and pose the risk that they may be prevented from conducting normal business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities. We cannot accurately estimate the impact that a public health threat could have on our farmland portfolio, but it could disrupt the businesses of our tenant-farmers and impact their ability to make lease payments to us, including under modified lease terms allowing for deferred rent, thereby decreasing the overall value of our leasehold interests in the properties, which could adversely impact our business, financial condition, or results of operations.
Further, our operations may be significantly impacted, or even temporarily or permanently halted, as a result of government shelter-in-place measures, vaccine mandates, voluntary and precautionary restrictions on travel or meetings, paused or reversed reopening orders, and other factors related to a public health emergency, including its potential adverse impact on the health of our Adviser’s and Administrator’s personnel. As a result, there is a risk that this continuing crisis could adversely impact our ability to source, manage, and divest investments and the Company’s ability to achieve its investment objectives, all of which could result in significant losses to us and could impact our ability to make interest and distribution payments to lenders and stockholders, respectively, including their respective amounts.
Risks Associated With Our Use of an Adviser to Manage Our Business
We are dependent upon our key management personnel for our future success, particularly David Gladstone, Terry Lee Brubaker, Bill Reiman, Lewis Parrish, and Jay Beckhorn.
We have no employees and are therefore dependent on the senior management and other key management members who are employed by our Adviser or Administrator, as applicable, to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman, chief executive officer and president; Terry Lee Brubaker, our chief operating officer; Bill Reiman, our Executive Vice President; and Lewis Parrish, our chief financial officer and assistant treasurer. Mr. Gladstone also serves as the chief executive officer of our Adviser and our Administrator, and Mr. Brubaker is also an executive officer of our Adviser and our Administrator. The departure of any of our executive officers or key personnel of our Adviser or Administrator, as applicable, could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.
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

Table of Content
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
There are provisions in our charter and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example:
•Our articles of incorporation prohibit ownership of more than 3.3% of the outstanding shares of our capital stock by one person, except for certain qualified institutional investors, which are limited to holding 9.8% of our common stock. As of December 31, 2023, David Gladstone, our chairman, chief executive officer, and president, and pursuant to an exception approved by our Board of Directors and in compliance with our charter, owned, directly or indirectly,

Table of Content
including through certain foundations and trusts, approximately 7.0% of our common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owned approximately 1.9% of our common stock. The ownership restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.
•Our Board of Directors is divided into three classes, with the term of the directors in each class expiring every third year. At each annual meeting of stockholders, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. After election, a director may only be removed by our stockholders for cause. Election of directors for staggered terms with limited rights to remove directors makes it more difficult for a hostile bidder to acquire control of us. The existence of this provision may negatively impact the price of our securities and may discourage third-party bids to acquire our securities. This provision may reduce any premiums paid to stockholders in a change in control transaction.
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

Table of Content
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
Under our charter, we currently have authority to issue shares of both common stock and preferred stock. Our Board of Directors has the authority, without a stockholders’ vote, to classify or reclassify any unissued shares of stock, including common stock, into preferred stock (or vice versa), to increase or decrease the authorized number of shares of common stock and preferred stock and to establish the preferences and rights of any preferred stock or other class or series of shares to be issued. Because our Board of Directors has the power to establish the preferences and rights of additional classes or series of stock without a stockholders’ vote, our Board of Directors may give the holders of any class or series of stock preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.
Holders of our currently-designated preferred securities and future holders of any securities ranking senior to our common stock have dividend and/or liquidation rights that are senior to the rights of the holders of our common stock. Additional issuances of securities senior to our common stock may negatively impact the value of our common stock and further restrict the ability of holders of our common stock to receive dividends and/or liquidation rights.
In addition to our outstanding borrowings and common stock, our capital structure also includes our currently-designated preferred securities. In the future, we may attempt to increase our capital resources by completing additional offerings of these preferred securities or other equity securities or by issuing debt securities. In the event of a liquidation, lenders with respect to any outstanding borrowings, holders of any debt securities, and holders of any preferred stock issuances (including our currently-designated preferred securities and any other preferred stock with parity ranking we may issue in the future) would receive a distribution of our available assets in full prior to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Holders of our common stock are not entitled to preemptive rights or other protection against dilutions. As additional acquisition opportunities arise, we may issue additional shares of common stock or preferred stock, or we may issue OP Units, which are redeemable for cash or, at our option, our common stock on a one-to-one basis, to raise the capital necessary to finance these acquisitions, thus potentially further diluting stockholders’ equity. As such, our common stockholders bear the risk of our future offerings reducing the per-share trading price of our common stock and diluting their interest in us. Further, holders of our currently-designated preferred securities rank senior in priority of dividend payments, which may restrict our ability to declare and pay dividends to our common stockholders at the current rate, or at all.
We may not have sufficient earnings and profits to pay distributions on our currently-designated preferred securities or common stock to be treated as dividends.
The distributions payable by us on our currently-designated preferred securities or common stock may exceed our current and accumulated earnings and profits, as calculated for U.S. federal income tax purposes, at the time of payment. If that were to occur, it would result in the amount of distributions that exceed our current and accumulated earnings and profits being treated first as a return of capital to the extent of the holder’s adjusted tax basis in the respective security and then, to the extent of any excess over such adjusted tax basis, as capital gain.

Table of Content
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

Table of Content
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
To maintain our qualification as a REIT, no more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year, beginning with the second year after our election to be treated as a REIT. To facilitate compliance with this requirement, our charter prohibits any individual from owning more than 3.3% in value of our outstanding stock. Pursuant to an exception from this limit contained in our charter, as of December 31, 2023, David Gladstone owned, directly or indirectly, including through certain trusts, aggregate beneficial ownership of approximately 8.3% of our outstanding common stock. In addition, the David and Lorna Gladstone Foundation, a private charitable foundation, owned approximately 0.6% of our outstanding common stock. Our Board of Directors may also reduce the 3.3% ownership limitation if it determines that doing so is necessary for us to maintain our qualification for REIT treatment. However, such a reduction would not be effective for any stockholder who beneficially owns more than the reduced ownership limit. We believe that we have satisfied the ownership diversification requirements, including with respect to our taxable year ended December 31, 2023. However, if, at any point in time, we are unable to comply with the ownership diversification requirements, we could fail to maintain our qualification as a REIT, which could require us to pay taxes and negatively impact our cash available for future distribution.
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

Table of Content
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
Risks Relating to the Market for our Common Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Term Preferred Stock, and Series E Preferred Stock
Future issuances and sales of shares of our common stock, our currently-designated preferred securities, future series of preferred securities, or the perception that such issuances will occur, may have adverse effects on the trading prices of our shares.
We cannot predict the effect, if any, of future issuances and sales of our common stock, our currently-designated preferred securities, possible future series of preferred securities, or the availability of shares for future sales on the market price of our publicly-traded common stock and preferred securities. Sales of substantial amounts of our common stock (including shares of our common stock issuable upon the conversion of OP Units that we may issue from time to time) or our currently-designated preferred securities, or the perception that these sales could occur, may adversely affect prevailing market prices for our publicly-traded common stock and preferred securities.
An increase in market interest rates may have an adverse effect on the market price of our common stock.
One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution yield, which is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates

Table of Content
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
Shares of our currently-designated preferred securities are subordinated to existing and future debt, and your interests could be diluted by the issuance of additional preferred stock or by other transactions.
Payment of accrued dividends on our currently-designated preferred securities will be subordinated to all of our existing and future debt and will be structurally subordinate to the obligations of our subsidiaries. In addition, we may issue additional shares of another class or series of preferred stock ranking on parity with our currently-designated preferred securities with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up. None of the provisions relating to our currently-designated preferred securities relate to or limit our indebtedness or afford the holders of these securities protection in the event of a highly-leveraged or other transaction, including a merger or the sale, lease, or conveyance of all or substantially all our assets or business, that might adversely affect the holders of our currently-designated preferred securities, other than in connection with a Change of Control Triggering Event (as defined by the Certificate of Designations). These factors may affect the trading price of our publicly-traded preferred securities.
We operate as a holding company dependent upon the assets and operations of our subsidiaries, and because of our structure, we may not be able to generate the funds necessary to make distributions on our currently-designated preferred securities.
We generally operate as a holding company that conducts its businesses primarily through the Operating Partnership, which, in turn, is a holding company conducting its business through its subsidiaries. These subsidiaries conduct all of our operations and are our only sources of income. Accordingly, we are dependent on cash flows and payments of funds to us by our subsidiaries as distributions, loans, advances, leases, or other payments from our subsidiaries to generate the funds necessary to make distributions or dividends on our securities. Our subsidiaries’ ability to pay such distributions and/or make such loans, advances, leases, or other payments may be restricted by, among other things, applicable laws and regulations, current and future debt agreements, and management agreements into which our subsidiaries may enter, which may impair our ability to make cash payments on our securities, including our currently-designated preferred securities. In addition, such agreements may prohibit or limit the ability of our subsidiaries to transfer any of their property or assets to us, any of our other subsidiaries, or to third parties. Our future indebtedness or our subsidiaries’ future indebtedness may also include restrictions with similar effects.
In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation, or reorganization, claims of holders of our currently-designated preferred securities will be satisfied only after all of our and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.
We intend to apply for quotation on Nasdaq for the Series E Preferred Stock in the future; however, there is currently no public market for this security. Even after listing, if achieved, a liquid secondary trading market may not develop, and the features of the Series E Preferred Stock may not provide holders of such shares with favorable liquidity options.
There is currently no public market for the Series E Preferred Stock. We intend to apply to list the Series E Preferred Stock on Nasdaq or another national securities exchange or to include these shares for quotation on a national securities market sometime within 12 months following the Series E Preferred Stock offering’s termination date. Until shares of the Series E Preferred Stock are listed on Nasdaq or another national securities exchange, if ever, holders of such shares may be unable to sell them at all or, if they are able to, only at substantial discounts from the liquidation preference. Even if the Series E Preferred Stock is listed on Nasdaq or another national securities exchange within one calendar year of the respective offerings’ termination date, as anticipated, there is a risk that such shares may be thinly traded, and the market for such shares may be relatively illiquid compared to the market for other types of securities, with the spread between the bid and asked prices considerably greater than the spreads of other securities with comparable terms and features. Additionally, our charter contains restrictions on the ownership and transfer of our securities, including the Series E Preferred Stock, and these restrictions may inhibit your ability to sell the Series E Preferred Stock promptly, or at all. Also, since the Series E Preferred Stock has a stated maturity date, holders may be forced to hold the Series E Preferred Stock and receive stated dividends on the shares when, as, and if authorized by our Board of Directors and declared by us with no assurance as to ever receiving the liquidation preference.

Table of Content
We will be required to terminate the Series E Offering (as defined elsewhere in this Form 10-K) if our common stock and our publicly-traded, currently-designated preferred securities are all no longer listed on Nasdaq or another national securities exchange.
The Series E Preferred Stock is a “covered security” and therefore is not subject to registration under the state securities, or “Blue Sky,” regulations in the various states in which it may be sold due to its seniority to our common stock, which is listed on Nasdaq. In the event that our common stock and our publicly-traded, currently-designated preferred securities are all no longer listed on Nasdaq or another national securities exchange, we will be required to register this offering in any state in which we offer shares of the Series E Preferred Stock. This would require the termination of this offering and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum amount of the Series E Offering is sold. This would reduce our ability to make additional investments and limit the further diversification of our portfolio.
Our currently-designated preferred securities all bear a risk of redemption by us.
We may voluntarily redeem some or all of the Series B Preferred Stock at any time, and we may voluntarily redeem some or all of the Series C Preferred Stock on or after June 1, 2024. In addition, we may voluntarily redeem some or all of the Series E Preferred Stock on or after the first anniversary of the offering’s termination date. Before January 31, 2026, we may, at our option, redeem the Series D Term Preferred Stock, in whole or in part, at any time or from time to time. Any such redemptions may occur at a time that is unfavorable to stockholders. We may have an incentive to redeem any of our series of preferred stock voluntarily if market conditions allow us to issue common stock, other preferred stock, or debt securities at a dividend or interest rate that is lower than the dividend rate on such series of preferred stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
Risk Management and Strategy
We have implemented ongoing processes that are designed to continually identify, assess, manage, and mitigate the dynamic and evolving material risks to us from cybersecurity threats. Our cybersecurity threat risks are identified, assessed, managed, and monitored by our Adviser’s and Administrator’s resource management and compliance departments, which work in conjunction with an independent third-party information technology service provider (“ISP”) engaged by our Adviser to manage our information technology strategy. The ISP regularly performs cyber assessments and assists in maintaining our cyber and information security programs. The ISP proposes recommendations to our Adviser’s resource management and compliance departments, which are then considered by other officers and employees of our Adviser and Administrator working on our behalf before improvements are implemented to our information technology strategy, cybersecurity, and incident response policies, processes, and procedures.
In addition, regular ongoing cybersecurity threat risk assessments are performed throughout the year and reported to our officers and Board of Directors by our Chief Compliance Officer (“CCO”) no less than quarterly. Cybersecurity risks are assessed in general as a part of the overall enterprise risk management for us, but also specifically between the ISP and our Adviser and Administrator in monitoring and determining not only the risks but also assessing corresponding processes and procedures to mitigate those risks appropriately. Third-party business applications are also incorporated into these risk assessments.
As an international service provider, our ISP constantly monitors information technology risk and cybersecurity threats globally. When risks are detected, we, through our Adviser and Administrator, consult with the ISP to assess if the risk is a cybersecurity threat to our information technology systems or data. If a risk to our information systems or data is identified, we then, through our Adviser and Administrator, work in conjunction with the ISP to implement recommended processes, improvements, or safeguards to our systems or processes to address the risks as needed. Relevant examples of such efforts include but are not limited to:
▪implementation of industry-leading Cloud solutions and business applications which possess integrated cybersecurity     safeguards,
▪anti-malware, antivirus, and threat detection software,
▪ransomware containment and isolation software,

Table of Content
▪enhanced password requirements and multifactor authentication requirements,
▪endpoint encryption,
▪intrusion detection and response system conduct file integrity monitoring,
▪email archiving, firewalls, and quarantine capabilities,
▪mobile device management of business applications,
▪frequent systems backups with recovery capabilities, and
▪regular vulnerability scans and penetration testing.
Contractually, we require the ISP to provide us with annually a third-party report on its systems and on the suitability of the design and operating effectiveness of its controls relevant to information and cyber security. In addition to the ongoing dialogue and technology interaction between our Adviser and Administrator and our ISP, any significant findings in these reports are shared with us, including our Board of Directors and other officers, to enhance ongoing monitoring and assessment of our information technology and cybersecurity risk management.
While our ISP works to create a hardened information technology systems environment, our Adviser and Administrator also regularly trains employees working on our behalf on the evolving threats and educates them on cybersecurity risks. Whether it is communicating information about the latest cybersecurity threats, assessing employees’ awareness through mock fraud exercises, social engineering and phishing campaigns, or providing access to a library of educational material about past and newly-evolving cybersecurity attacks, our Adviser and Administrator work in concert with the ISP on our behalf to keep employees servicing us informed so as to provide an additional protection barrier through end-user knowledge.
Notwithstanding our risk management and strategy described above, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Part I, Item 1A, “Risk Factors—Risks Relating to Our Business and Operations—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations or the operations of businesses in which we invest, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our business, financial condition, and operating results.”
Governance
Our Board of Directors is actively engaged in overseeing our cybersecurity and information security program. Our Board of Directors receives regular reports during board meetings from our CCO on our and our Adviser’s and Administrator’s efforts concerning information security and addressing information technology and cybersecurity risks no less than quarterly. The reports are distributed to our Board of Directors, and our CCO engages in detailed discussions with the independent board members during the independent members’ session. The reports cover all potentially material cybersecurity threats facing us, as well as key risks and mitigation efforts undertaken by us and our Adviser and Administrator. As significant threats or events are identified by management or the ISP between regular reporting periods, our CCO will inform our Board of Directors immediately and keep it informed as to the developments of assessing the risks, mitigating efforts, and potential disclosure. Appropriate members of management and third-party providers will be involved as deemed necessary based on the potential impact.
Management personnel most involved with assessing and managing the cybersecurity risks and program with our ISP include our Head of Resources Management, who is also a member of our Board of Directors, and our CCO. Our Head of Resources Management has more than 30 years of overall experience and more than 20 years directly assessing and managing our cyber information technology and human resources systems and the associated security concerns. Our CCO has more than 30 years of overall experience as a CPA, with more than 15 years managing information technology systems and databases, and 15-plus years supporting our Adviser’s and Administrator’s resource management department. This includes identifying, assessing, mitigating, and monitoring cyber information security risks. These managers, as well as other management personnel, attend various professional continuing education programs that include cybersecurity matters. Certain members of our Board of Directors have, or previously held, positions with other companies, including other public companies, that involved managing risks associated with their cyber and information technology systems. Our Board of Directors regularly receives updates from third parties on various business risks, which include cybersecurity matters.

ITEM 2.	PROPERTIES
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 169 farms we owned as of December 31, 2023 (dollars in thousands, except for footnotes):

Table of Content

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water Assets	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,844	32,321	46,400	$850,610	$389,405
Florida(6)	26	22,468	17,639	—	221,185	95,012
Washington	6	2,520	2,004	—	59,763	20,133
Arizona(7)	6	6,320	5,333	—	52,119	12,303
Colorado	12	32,773	25,577	—	45,945	14,599
Nebraska	9	7,782	7,050	—	30,402	10,357
Oregon(8)	6	898	736	—	29,534	11,308
Michigan	23	1,892	1,245	—	23,048	13,868
Texas	1	3,667	2,219	—	8,101	—
Maryland	6	987	863	—	8,013	4,344
South Carolina	3	597	447	—	3,542	2,147
Georgia	2	230	175	—	2,317	1,645
North Carolina	2	310	295	—	2,117	—
New Jersey	3	116	101	—	2,100	1,221
Delaware	1	180	140	—	1,296	697
Totals	169	115,584	96,145	46,400	$1,340,092	$577,039
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
(2)Excludes approximately $2.9 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of December 31, 2023, this investment had a net carrying value of approximately $1.0 million and is included within Other assets, net on the accompanying Consolidated Balance Sheet.
(4)Includes eight acres in which we own a leasehold interest via a ground lease with a private individual that expires in December 2040 and five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. As of December 31, 2023, these two ground leases had a net cost basis of approximately $689,000 and are included in Lease intangibles, net on the accompanying Consolidated Balance Sheets.
(5)Includes 46.003 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California and 397 surplus water credits in our account with Westlands Water District, located in Fresno County, California. See Note 3, “Real Estate and Intangible Assets—Investments in Water Assets,” in the accompanying notes to our consolidated financial statements for additional information.
(6)Includes one property classified as held for sale; see Note 3, “Real Estate and Intangible Assets—Real Estate Held for Sale,” in the accompanying notes to our consolidated financial statements for additional information.
(7)Includes two farms consisting of 1,368 total acres and 1,221 farm acres in which we own leasehold interests via two ground leases with the State of Arizona that expire in February 2025 and February 2032, respectively. As of December 31, 2023, these ground leases had an aggregate net cost basis of approximately $376,000 and are included in Lease intangibles, net on the accompanying Consolidated Balance Sheets.
(8)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of December 31, 2023, this investment had a net carrying value of approximately $4.8 million and is included within Other assets, net on the accompanying Consolidated Balance Sheets.

ITEM 3.	LEGAL PROCEEDINGS
In the ordinary course of business incidental to our business, we may be involved in various legal proceedings from time to time which we may not consider material. We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

Table of Content
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The principal market for our common stock is the Nasdaq Global Market under the symbol “LAND.”
Distribution Information
Since our IPO on January 29, 2013, we have never missed a payment of a scheduled distribution on our common stock, which are declared quarterly and paid monthly. Our Board of Directors regularly evaluates our per-share distribution payments as it monitors the capital markets and the impact that the economy has on the Company. The decision as to whether to authorize and pay distributions on shares of our common stock in the future, as well as the timing, amount, and composition thereof, will be at the sole and absolute discretion of our Board of Directors in light of conditions then existing, including our earnings, taxable income, FFO, adjusted FFO, financial condition, liquidity, capital requirements, debt maturities, the availability of capital, contractual prohibitions or other restrictions, legal requirements (including applicable requirements that we must satisfy to qualify and to maintain our qualification to be taxed as a REIT), and general overall economic conditions and other factors. While the statements above concerning our distribution policy represent our current expectations, any actual distribution payable will be determined by our Board of Directors based upon the circumstances at the time of declaration and the actual number of common shares then outstanding, and any common distribution payable may vary from such expected amounts.
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
Stockholder Information
As of February 12, 2024:
•there were 19 registered holders of record and approximately 53,664 beneficial owners of our common stock; and
•other than those owned by the Company, there were no holders of record or beneficial owners of our OP Units. After a mandatory one-year holding period, our OP Units are redeemable at the option of the holder for cash or, at our election, shares of our common stock on a one-for-one basis.
OP Unit Redemptions
Since January 1, 2023, through the date of this filing, no OP Units were tendered for redemption. There are currently no OP Units outstanding other than those owned by the Company.
Sale of Unregistered Securities
We did not sell any unregistered shares of stock during the three months or year ended December 31, 2023.
Issuer Purchaser of Equity Securities
We did not purchase any class of our equity securities registered under Section 12 of the Exchange Act during the three months or year ended December 31, 2023.
Stock Performance Graph
The following graph compares the cumulative stockholder return (assuming reinvestment of distributions) of our common stock with that of the Standard and Poor’s 500 Index (“S&P 500”) and the FTSE NAREIT All REIT Index (“FNAR”), which is a market capitalization-weighted index that includes all REITs that are listed on the New York Stock Exchange, the American

Table of Content
Stock Exchange, or the Nasdaq National Market List. The stock performance graph assumes $100 was invested on December 31, 2018.

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
Index Value
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Period Ended
LAND
S&P 500
FNAR

	As of December 31,
Index	2018	2019	2020	2021	2022	2023
LAND	$100.00	$118.07	$138.58	$327.40	$181.98	$148.32
S&P 500	100.00	128.88	149.83	190.13	153.16	190.27
FNAR	100.00	123.50	111.47	152.60	108.78	117.18

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 168 farms comprised of 111,836 acres across 15 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
We conduct substantially all of our activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, 100.0% of the units of limited partnership interest in the

Table of Content
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
As of February 20, 2024:
•we owned 168 farms comprised of 111,836 total acres across 15 states in the U.S.;
•our occupancy rate (based on farmable acreage) was 98.9%, and our farms were leased to 93 different, unrelated third-party tenants growing over 60 different types of crops;
•the weighted-average remaining lease term across our agricultural real estate holdings was 5.9 years; and
•the weighted-average term to maturity of our notes and bonds payable was 8.8 years, and over 99.9% of our notes and bonds payable bore interest at fixed rates; on a weighted-average basis, the remaining fixed-price term of our borrowings was 4.2 years, with an expected weighted-average effective interest rate (after interest patronage, as described below) of 3.34% over that term.
Business Environment
Impact of Inflation and Interest Rates
According to the U.S. Bureau of Labor Statistics, the consumer price index (“CPI”) grew at an annual rate of 3.4% through December 31, 2023, as overall inflation continued to ease from the peak levels experienced in the summer of 2022, when it reached the highest rates seen in over 40 years. The increase in food prices has also slowed but has generally kept pace with the rate of inflation until the past couple of months, as the overall food segment increased at an annual rate of 2.7% through December 31, 2023. In addition, according to the NCREIF Farmland Index, which, as of December 31, 2023, consisted of approximately $16.6 billion of farms across the U.S., the total return on U.S. farmland (including appreciation and income) was 5.0% for the 12 months ended December 31, 2023. Despite the slowdown in food prices in recent months, prices remain high, as the overall food segment increased by 25.2% since from December 2019 to December 2023, outpacing overall inflation of 19.4% over the same time period. If the increases in food prices continue to outpace or at least keep pace with inflation, we believe this will help mitigate any increase in input costs experienced by our farm operators.
To combat inflation, the Federal Reserve raised its benchmark funds rate 11 times between March 2022 and July 2023, resulting in the highest target rate seen since January 2011. Since that time, it has held rates flat, and many now expect the Federal Reserve to begin cutting rates later this year. While we do not currently expect additional rate hikes, the timing of rate cuts, if any, remains uncertain. Despite cooling inflation and a strong labor market, the Federal Reserve has indicated its desire to see more evidence of inflation being on a sustainable path to its target rate of 2.0%. As a result of this uncertainty, interest rates remain somewhat volatile. The yield on the 10-year U.S. Treasury Note has withdrawn from the 16-year high it achieved in October 2023 but still remains above 4.0%. As such, interest rates on long-term financing continue to be high, limiting our ability to finance new acquisitions at favorable terms.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.34% for another 4.2 years. As such, with respect to our current borrowings, we have experienced minimal impact from the recent increases in interest rates, and we believe we are well-protected against the potential of continued high interest rates or any further interest rate increases.
California Water Outlook
Moving into 2024, we continue to see the impacts of the extremely wet year California experienced starting in early 2023. Due to the extreme rainfall and snowpack over the past year, California has come out of drought conditions, and its reservoir levels remain above historical averages. The 2023 water year carry-over should provide stability in 2024, reducing the dependency on historic rain events to keep the state out of drought conditions. If 2024 proves to be another average or above-average year in terms of precipitation, we expect the continuation of programs developed by certain California water districts for the long-term storage of excess water supplies, which would create opportunities to capture and store more water.
With the continued implementation of the Sustainable Groundwater Management Act (“SGMA”), farmland operators continue to experience groundwater restrictions across the state. These restrictions have led to the implementation of supplemental water projects that allow farmland owners and operators to capture or import surplus surface water supplies. Significant investments were made in these projects in 2023, led by farmers and water districts to take advantage of the excess water supplies made available by the state. These water supplies are critical to the long-term water strategy for farmers, allowing them to acquire

Table of Content
supplemental water in wet years and store that water for use in dry years when supplemental water is in short supply or unavailable.
Factors Impacting Agricultural Land Values in our Regions of Focus
Western U.S.
In the past year, land values in the western U.S. have been heavily impacted by the higher interest rate environment and depressed crop pricing, particularly in almonds, wine grapes, and apples. The almond and wine grape industries have experienced large amounts of acres being removed, and the increased cost of capital is preventing much of that acreage from being replanted at this time. Row crops and pistachios are faring much better and are experiencing stronger profitability, despite an increase in bearing acreage of pistachios. With water being more abundant, row crop acreage has increased, which could put downward pressure on future pricing of these crops. The cost of most crop inputs have leveled off; however, there continue to be shortages of certain equipment and some petroleum-based inputs.
Large amounts of land are becoming available in the Central Valley of California; however, while smaller acreages are transacting rather quickly, larger holdings are sitting on the market longer. Groundwater plans to be in compliance with SGMA are being approved and implemented, which continues to significantly impact land values. Values of land that is short on water are decreasing to levels not seen in decades, while land with sufficient water resources is selling for extremely high prices, a trend that we expect to see continue for the next several years. Coastal California land is still in short supply, and values are either stable or increasing. Land values in the Pacific Northwest have been relatively stable despite troubles in the wine grape and apple industries.
Southeastern U.S.
Values of farmland in the Southeast growing fruits and vegetables continue to increase at a steady pace, driven in part by significant and sustained migration to that region. Our land holdings in Florida, in particular, have benefited greatly from a substantial amount of residential development and state projects taking place in the surrounding areas, all putting upward pressure on the value of our portfolio in the region.
Despite ongoing pressure from production in Mexico, the strawberry industry has continued to thrive, resulting in upward rent pressure on our farms, and vegetable ground has also seen steady demand. Further, after a decade-long decline in citrus due to falling consumer demand and production declines caused by the plant disease known as “citrus greening,” we are seeing the citrus industry start to stabilize, as acreage has right-sized, and new applications to combat citrus greening and other blights have proven very effective.
Portfolio Diversification
Since our initial public offering in January 2013 (the “IPO”), we have expanded our portfolio from 12 farms leased to 7 different, unrelated tenants to a current portfolio of 168 farms leased to 93 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The acquisition of additional farms since our IPO has also allowed us to further diversify our portfolio geographically. The following table summarizes the geographic locations (by state) of our farms owned as of and during the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

Table of Content

	As of and For the Year Ended December 31, 2023					As of and For the Year Ended December 31, 2022					As of and For the Year Ended December 31, 2021
State	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,844	30.1%	$59,143	65.5%	63	34,844	30.1%	$61,118	68.5%	62	33,027	29.3%	$49,644	65.9%
Florida(2)	26	22,468	19.4%	15,076	16.7%	26	22,606	19.5%	14,537	16.3%	26	22,591	20.1%	13,675	18.2%
Washington	6	2,520	2.2%	4,651	5.1%	6	2,529	2.2%	3,401	3.8%	3	1,384	1.2%	2,384	3.2%
Colorado	12	32,773	28.3%	2,564	2.8%	12	32,773	28.3%	2,153	2.4%	12	32,773	29.1%	2,675	3.6%
Arizona	6	6,320	5.5%	2,263	2.5%	6	6,320	5.5%	2,100	2.4%	6	6,280	5.6%	1,951	2.6%
Oregon	6	898	0.8%	2,181	2.4%	6	898	0.8%	1,710	1.9%	5	726	0.6%	854	1.1%
Nebraska	9	7,782	6.7%	1,778	2.0%	9	7,782	6.7%	1,712	1.9%	9	7,782	6.9%	1,588	2.1%
Michigan	23	1,892	1.6%	966	1.1%	23	1,892	1.6%	786	0.9%	23	1,892	1.7%	1,040	1.4%
Maryland	6	987	0.9%	461	0.5%	6	987	0.8%	453	0.5%	6	987	0.9%	476	0.6%
Texas	1	3,667	3.2%	450	0.5%	1	3,667	3.2%	450	0.5%	1	3,667	3.3%	450	0.6%
South Carolina	3	597	0.5%	244	0.3%	3	597	0.5%	244	0.3%	3	597	0.5%	244	0.3%
Georgia	2	230	0.2%	224	0.3%	2	230	0.2%	224	0.3%	2	230	0.2%	31	—%
New Jersey	3	116	0.1%	129	0.1%	3	116	0.1%	129	—%	3	116	0.1%	75	0.1%
North Carolina	2	310	0.3%	114	0.1%	2	310	0.3%	145	0.2%	2	310	0.3%	150	0.2%
Delaware	1	180	0.2%	75	0.1%	1	180	0.2%	74	0.1%	1	180	0.2%	81	0.1%
TOTALS	169	115,584	100.0%	$90,319	100.0%	169	115,731	100.0%	$89,236	100.0%	164	112,542	100.0%	$75,318	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
(2)Includes a 3,748-acre farm that was sold on January 11, 2024.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to directly pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 105 of our farms are leased on a pure, triple-net basis, 45 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, and insurance costs), and 15 farms are vacant. Additionally, 27 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms (though such leases generally include a guarantee of a minimum amount of rental income).
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of December 31, 2023 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring / Expired Leased Acreage	% of Total Acreage	Lease Revenue for the Year Ended December 31, 2023	% of Total Lease Revenue
2024	8	9,171	7.9%	$9,361	10.4%
2025	11	20,729	17.9%	7,899	8.7%
2026	11	11,706	10.1%	5,851	6.5%
2027	6	7,123	6.2%	10,304	11.4%
2028	13	5,198	4.5%	6,422	7.1%
Thereafter	49	56,349	48.8%	46,608	51.6%
Other(2)	13	37	—%	485	0.5%
Terminated/expired leases and sold properties(3)	N/A	5,271	4.6%	3,389	3.8%
Totals	111	115,584	100.0%	$90,319	100.0%
(1)Certain lease agreements encompass multiple farms.

Table of Content
(2)Primarily consists of ancillary leases (e.g., renewable energy leases; oil, gas, and mineral leases; telecommunications leases; etc.) with varying expirations on certain of our farms.
(3)Includes approximately $463,000 of lease revenue recorded from 15 farms on which the respective leases expired during the three months ended December 31, 2023, and remain vacant, and approximately $2.9 million from one farm that was sold subsequent to December 31, 2023, which expired on December 31, 2023.
We currently have one agricultural lease scheduled to expire within the next six months on a farm in California. We are currently in negotiations with the existing tenant on the farm, as well as other potential tenants, and we anticipate being able to renew the lease at its current market rental rate without incurring any downtime on the farm. We may choose to replant a portion of this farm with new plantings, which would likely result in a decrease in cash rent for the first few years while the new plantings are being established. Regarding all vacancies and upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity—Existing Properties
Property Sales
On June 23, 2023, we completed the sale of a 138-acre parcel of unfarmed land in Florida for $9.6 million. Including closing costs, we recognized a net gain on the sale of approximately $6.4 million.
On January 11, 2024, we completed the sale of a 3,748-acre farm in Martin County, Florida, for approximately $65.7 million. Including closing costs, we recognized a net gain on the sale of approximately $10.4 million.
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since January 1, 2023, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
CA, CO, FL, MI, NC, & NE	31	48,670	$24,051	6	18 / 11 / 2	$23,838	6.9	4	14 / 17 / 0
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
Vacant, Self-operated, and Non-accrual Properties
During a portion of the year ended December 31, 2023, we had 22 farms (7 in California, 14 in Michigan, and 1 in Washington) that were either vacant, self-operated, or on which lease revenues were recognized on a cash basis (due to credit issues with three tenants causing us to determine that the full collectability of the remaining rental payments under the respective leases were not deemed to be probable).
During the year ended December 31, 2023, we recorded lease revenues related to the aforementioned farms of approximately $2.8 million (including approximately $240,000 of participation rents), as compared to approximately $4.0 million (including approximately $829,000 of participation rents) and approximately $4.3 million (including approximately $121,000 of participation rents) during the years ended December 31, 2022 and 2021, respectively.
Currently, 15 farms (14 in Michigan and 1 in Washington) are vacant, and 5 farms in California remain on non-accrual status.
Regarding the vacant farms, we are exploring both leasing and selling options, and we are in discussions with both potential tenants and potential buyers for these farms. We currently expect to come to agreements within the next six months on these farms; however, there can be no guarantee that we will be able to reach lease or sale agreements with tenants or buyers at favorable terms, or at all.
Regarding the properties currently on non-accrual status, the tenants on three of the five farms are current with their rental payments to us. We are continuing to work with the tenant leasing the other two farms and will seek to come to an agreement

Table of Content
for the remaining rental payments, if possible. Such agreement, if one can be reached, may include placing the tenant on a payment plan, deferring a portion of the rent owed to us, or agreeing to terminate the lease. In the event of a termination, we estimate that we would be able to find new tenants to lease each of these properties to at market rental rates within 1 to 12 months.
Water Asset Acquisitions
During the three months ended December 31, 2023, we obtained a contract to purchase 1,003 acre-feet of banked water held by Semitropic Water Storage District (“SWSD”), a water storage district located in Kern County, California, which was received from one of our tenants as partial consideration for a rent payment owed. We subsequently executed the contract to purchase all 1,003 acre-feet of banked water for an aggregate cost of approximately $61,000. We currently have a total of 46,003 acre-feet of banked water held by SWSD at a total carrying value of approximately $34.5 million.
In addition, during the year ended December 31, 2023, we elected to participate in a groundwater recharge program established by Westlands Water District (“WWD”), a water district located in Fresno County, California. Under the program, WWD will pay for surplus surface water to be delivered to individual landowners’ properties with district-approved groundwater recharge facilities, also known as “water banks.” The landowner would be allowed to keep 50% of the net amount of groundwater credits generated under the program (after allowing for certain leave-behind and evaporative losses), and the remaining 50% would be used to recharge the aquifer and retained by WWD. Delivery of water under this program is subject to surplus water availability at WWD’s discretion, and WWD has not yet announced a termination date for this program. To date, we have obtained 397 water credits, which represents 50% of the total net water credits generated and confirmed by WWD under the program thus far, at a total carrying value of approximately $111,000.
During the year ended December 31, 2023, we also entered into various other agreements with certain third parties (including local water districts and private individuals) to either buy water directly, buy a portion of other water districts’ surface water allocations in future years in which allocations are granted, or to store surface water on others’ behalf in one of our groundwater recharge facilities in exchange for a portion of the net groundwater credits produced and recognized by the respective water district.
We currently own a total of 46,400 acre-feet of long-term water assets, and our investments in these long-term water assets have an aggregate carrying value of approximately $34.6 million.
To date, we have invested approximately $1.8 million to construct groundwater recharge facilities on two of our farms, and we have invested an additional $1.8 million in the aggregate in connection with these agreements that are expected to result in additional groundwater credits in the future; however, the amount and timing of these credits, if any, is currently unknown and is dependent upon and subject to the recognition of such credits by the respective water districts, in their sole discretion.
California Floods
In January 2023, periods of heavy rainfall in California resulted in floods that impacted several areas of the state, including regions where certain of our farms are located. As a result of the flooding, one of our farms in the Central Valley suffered damage to certain structures located on the farm, and we estimated the carrying value of the structures on this property damaged by the floods to be approximately $855,000. As such, during the year ended December 31, 2023, we wrote down the carrying value of these structures and also recorded a corresponding property and casualty loss. Certain of our other farms in California suffered minor damage as a result of the floods, but no other farms were materially impacted.
In addition, in February 2024, certain parts of California, particularly the southern part of the state, experienced a “one-in-one-thousand year” rainfall event, as atmospheric river storms caused widespread flooding and mudslides in multiple areas. Certain of our farms in the state suffered minor damage as a result of the storms, but no farms were materially impacted.
Financing Activity
Debt Activity
Loan Repayments
From January 1, 2023, through the date of this filing, we repaid approximately $52.2 million of notes and bonds that were either maturing or scheduled for a price reset. On a weighted-average basis, these borrowings bore interest at a stated rate of 3.55% and an effective interest rate (after interest patronage, where applicable) of 3.43%.
MetLife Facility
On December 14, 2023, we amended our facility with Metropolitan Life Insurance Company (“MetLife”), which currently consists of a $75.0 million long-term note payable (the “2020 MetLife Term Note”), $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit”), and a $100.0 million long-term note payable (the “2022 MetLife Term Note,” and

Table of Content
together with the 2020 MetLife Term Note and the MetLife Lines of Credit, the “Current MetLife Facility”). Pursuant to the amendment, the maturity dates of the MetLife Lines of Credit were extended to December 15, 2033. As part of this amendment, we paid aggregate fees of approximately $188,000 to MetLife.
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
Farm Credit Notes Payable—Interest Patronage
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 13 different Farm Credit associations (collectively, “Farm Credit”). During the three months ended March 31, 2023, we recorded interest patronage of approximately $2.3 million related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2022. During the three months ended September 30, 2022, we received approximately $113,000 of interest patronage, as certain Farm Credit associations paid a portion of the 2022 interest patronage (which relates to interest accrued during 2022 but is typically paid during the first half of 2023) early. In total, 2022 interest patronage resulted in a 24.1% reduction (approximately 109 basis points) to the interest rates on such borrowings. In addition, during the three months ended September 30, 2023, we recorded approximately $111,000 of interest patronage, as certain Farm Credit associations paid a portion of the 2023 interest patronage early. For further discussion on interest patronage, refer to Note 4, “Borrowings—Farm Credit Notes Payable—Interest Patronage,” in the accompanying notes to our consolidated financial statements.
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
From January 1, 2023, through the date we listed the Series C Preferred Stock on Nasdaq, we issued approximately 14,069 shares of the Series C Preferred Stock pursuant to the DRIP and redeemed 48,913 shares that were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $1.2 million.
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
The following table summarizes the sales of our Series E Preferred Stock that occurred from January 1, 2023, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
247,781	$24.96	$6,184	$5,575
(1)Net of underwriting discounts and selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $609,000.

Table of Content
The Series E Offering will terminate on the date (the “Series E Termination Date”) that is the earlier of (i) December 31, 2025 (unless terminated or extended by our Board of Directors) and (ii) the date on which all 8,000,000 shares of Series E Preferred Stock offering in the Series E Offering are sold. There is currently no public market for shares of Series E Preferred Stock. We intend to apply to list the Series E Preferred Stock on Nasdaq or another national securities exchange within one calendar year after the Series E Termination Date; however, there can be no assurance that a listing will be achieved in such timeframe, or at all.
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
The following table summarizes the activity under the ATM Program from January 1, 2023, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
788,045	$19.34	$15,240	$15,087
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

Table of Content
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
Critical Accounting Policies
The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies are provided in Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements, located elsewhere in this Form 10-K, and a summary of our critical accounting policies is below. We consider these policies to be critical because they involve estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations. There were no material changes in our critical accounting policies during the year ended December 31, 2023.

Table of Content
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
Real Estate Impairment Evaluation
We account for the impairment of our real estate assets in accordance with ASC 360, which requires us to periodically review the carrying value of each property to determine whether indicators of impairment exist or if depreciation periods should be modified. If circumstances support the possibility of impairment, we prepare a projection of the total undiscounted future cash flows of the specific property and compare them to the net book value of the property to determine whether the carrying value of the property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using certain market-derived terms. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations, as the changes would impact our determination of whether impairment is deemed to have occurred and the amount of impairment loss that we would recognize.
For a more detailed discussion on this accounting policy, see Note 2, “Summary of Significant Accounting Policies—Real Estate Impairment Evaluation,” in the accompanying notes to our consolidated financial statements.
Recently-Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies—Recently-Issued Accounting Pronouncements,” in the accompanying notes to our consolidated financial statements for a description of recently-issued accounting pronouncements.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses:
▪With regard to the comparison between the years ended December 31, 2023 and 2022:
▪Same-property basis represents farms owned as of December 31, 2021, which were not vacant at any point during either period presented and full collectability of future rental payments under the respective leases was deemed probable during the entirety of both periods;
▪Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2021. From January 1, 2022, through December 31, 2023, we acquired five new farms and had one partial farm disposition; and
▪Vacant, self-operated, or non-accrual properties are:
▪Farms that were vacant (either wholly or partially) at any point during either period presented. Five of our farms were vacant during a portion of either of the years ended December 31, 2023 or 2022;
▪Farms that were self-operated at any point during either period presented. 11 of our farms were self-operated (on a temporary basis via management agreements with unrelated third-parties) during a portion of the year ended December 31, 2023; and
▪Farms with leases where revenue was recognized on a cash basis during either period presented (rather than a straight-line basis) due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues. During a portion of the year ended

Table of Content
December 31, 2023, we recognized revenue from four different leases with three separate tenants (encompassing six different farms) on a cash basis.
A comparison of results of components comprising our operating income for the years ended December 31, 2023 and 2022 is below (dollars in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Operating revenues:
Lease revenue:
Fixed lease payments	$83,695	$81,423	$2,272	2.8%
Variable lease payments – participation rents	5,890	7,703	(1,813)	(23.5)%
Variable lease payments – tenant reimbursements	734	110	624	567.3%
Total lease revenue	90,319	89,236	1,083	1.2%
Other operating revenue	79	—	79	NM
Total operating revenues	90,398	89,236	1,162	1.3%
Operating expenses:
Depreciation and amortization	37,161	35,366	1,795	5.1%
Property operating expenses	4,201	2,819	1,382	49.0%
Base management and incentive fees	10,374	11,532	(1,158)	(10.0)%
Administration fee	2,255	2,005	250	12.5%
General and administrative expenses	2,924	2,740	184	6.7%
Write-off of costs associated with offering of Series C cumulative redeemable preferred stock	—	853	(853)	NM
Total operating expenses	56,915	55,315	1,600	2.9%
Operating income	$33,483	$33,921	$(438)	(1.3)%
NM = Not Meaningful
Operating Revenues
Lease Revenue
The following table provides a summary of our lease revenue during the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Same-property basis:
Fixed lease payments	$76,866	$76,182	$684	0.9%
Participation rents	5,650	6,874	(1,224)	(17.8)%
Total – Same-property basis	82,516	83,056	(540)	(0.7)%
Properties acquired or disposed of:
Fixed lease payments	4,357	2,067	2,290	110.8%
Total – Properties acquired or disposed of	4,357	2,067	2,290	110.8%
Vacant, self-operated, or non-accrual properties:
Fixed lease payments	2,472	3,174	(702)	(22.1)%
Participation rents	240	829	(589)	(71.0)%
Total – Vacant, self-operated, or non-accrual properties	2,712	4,003	(1,291)	(32.3)%
Tenant reimbursements(1)	734	110	624	567.3%
Total Lease revenues	$90,319	$89,236	$1,083	1.2%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts were also recorded as property operating expenses during the respective periods.
Same-property Basis – 2023 compared to 2022

Table of Content
Lease revenues from fixed lease payments increased primarily due to additional rents earned on capital improvements completed on certain of our farms, partially offset by the execution of one lease agreement in the fourth quarter of 2022, pursuant to which we agreed to reduce the fixed base rent amount in exchange for increasing the participation rent component in the lease, the majority of which was realized in the fourth quarter of 2023.
The decrease in participation rents was primarily driven by lower production (i.e., pounds per acre) on certain almond and pistachio farms (partly due to the alternate-bearing nature of such tree crops but also due to the harvest of such crops coming at the end of a multi-year drought), coupled with weaker crop prices, particularly in the almond market, which continued to be hampered with oversupply exacerbated by supply chain disruptions that occurred during the height of the COVID-19 pandemic.
Other – 2023 compared to 2022
Lease revenue from properties acquired or disposed of increased primarily due to additional revenues earned on new farms acquired subsequent to December 31, 2021.
Fixed lease payments from vacant, self-operated, or non-accrual properties decreased primarily due to revenue from certain of our leases being recognized on a cash basis during a portion of the year ended December 31, 2023 (rather than a straight-line basis), due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues. In addition, 11 of our farms were self-operated (on a temporary basis via management agreements with unrelated third-parties) and 5 of our farms were vacant during portions of the year ended December 31, 2023. The decrease in lease revenue from vacant, self-operated, or non-accrual properties was partially offset by cash collections (in part or in whole) from tenants occupying certain of these properties during the year ended December 31, 2023. No revenue has been recognized as a result of operations at farms that were self-operated during any period presented.
The fluctuations in tenant reimbursement revenue are primarily driven by payments made by certain tenants on our behalf (pursuant to the lease agreements) to unconsolidated entities of ours that convey water to the respective properties. As such, the timing of tenant reimbursement revenue fluctuates as payments are made by our tenants. Amounts recorded during the current year include increased reimbursements from certain tenants for costs to delivery water to their farms via a pipeline owned by an unconsolidated entity of ours, as well as late fees received from certain tenants.
Other Operating Revenue
Other operating revenue consists of non-lease revenue generated as a result of activities performed on certain of our properties. During the year ended December 31, 2023, we recognized approximately $79,000 of non-cash revenue associated with the transfer and storing of surplus water on behalf of a government municipality using a groundwater recharge facility constructed on one of our farms. See Note 2, “Summary of Significant Accounting Policies—Other Operating Revenue,” and Note 3, “Real Estate and Intangible Assets—Investments in Water Assets,” within the accompanying notes to our consolidated financial statements for further discussion.
Operating Expenses
Depreciation and Amortization
Depreciation and amortization expense increased primarily due to additional depreciation and amortization expense incurred on new farms acquired subsequent to December 31, 2021, as well as additional depreciation expense associated with new capital improvements made on certain of our existing farms. The increase was partially offset by a decrease attributable to certain assets reaching the end of their useful lives.
Property Operating Expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property operating expenses recorded during the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Same-property basis	$2,785	$2,407	$378	15.7%
Properties acquired or disposed of	6	29	(23)	(79.3)%
Vacant, self-operated properties, or non-accrual, properties	723	273	450	164.8%
Tenant-reimbursed property operating expenses(1)	687	110	577	524.5%
Total Property operating expenses	$4,201	$2,819	$1,382	49.0%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.

Table of Content
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
Other – 2023 compared to 2022
Property operating expenses on properties acquired or disposed of decreased, primarily due to additional legal fees incurred in the prior year periods on certain farms acquired subsequent to December 31, 2021.
Property operating expenses attributable to vacant, self-operated, or non-accrual properties increased primarily due to additional legal fees incurred in connection with rent collection, lease termination, or re-leasing efforts on such farms, as well as an increase in real estate tax expense that the prior tenants were previously responsible for.
The fluctuations in tenant-reimbursed property operating expenses are primarily driven by miscellaneous property operating costs incurred by us in connection with our ownership interests in certain unconsolidated entities, for which our tenants are contractually obligated to reimburse us under the terms of the respective leases. Such expenses will fluctuate commensurate with the timing and amount of miscellaneous operating costs incurred by the underlying entities. Amounts recorded during the current year include additional costs to deliver water to certain of our farms via a pipeline owned by an unconsolidated entity of ours, which costs were reimbursed to us by our tenants.
Related-Party Fees
The following table provides the calculations of the base management and incentive fees due to our Advisor pursuant to the Current Advisory Agreement for the years ended December 31, 2023 and 2022 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 6, “Related-Party Transactions,” within the accompanying notes to our consolidated financial statements):

Table of Content

	Quarters Ended				Year to Date
	March 31	June 30	September 30	December 31
FY 2023 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,432,394	$1,431,761	$1,433,713	$1,437,268
Quarterly rate	0.150%	0.150%	0.150%	0.150%
Base management fee(3)	$2,149	$2,148	$2,150	$2,156	$8,603

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$358,689	$362,411	$360,339	$353,412

First hurdle quarterly rate	1.750%	1.750%	1.750%	1.750%
First hurdle threshold	$6,277	$6,342	$6,306	$6,185

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$7,846	$7,928	$7,882	$7,731

Pre-Incentive Fee FFO(1)	$5,303	$4,400	$7,095	$7,167

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—	$789	$982
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—	—	—
Total Incentive fee(3)	$—	$—	$789	$982	$1,771

Total fees due to Adviser, net	$2,149	$2,148	$2,939	$3,138	$10,374

FY 2022 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,357,800	$1,361,757	$1,390,646	$1,427,482
Quarterly rate	0.150%	0.150%	0.150%	0.150%
Base management fee(3)	$2,037	$2,043	$2,086	$2,141	$8,307

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$378,299	$381,201	$364,955	$361,186

First hurdle quarterly rate	1.750%	1.750%	1.750%	1.750%
First hurdle threshold	$6,620	$6,671	$6,387	$6,321

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$8,275	$8,339	$7,983	$7,901

Pre-Incentive Fee FFO(1)	$7,751	$4,819	$6,892	$7,944

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$1,131	$—	$505	$1,580
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—	—	9
Total Incentive fee(3)	$1,131	$—	$505	$1,589	$3,225

Total fees due to Adviser, net	$3,168	$2,043	$2,591	$3,730	$11,532
(1)As defined in the Current Advisory Agreement.
(2)As of the end of the respective prior quarters.
(3)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.

Table of Content
The base management fee increased primarily due to additional assets acquired and improvements made on certain of our farms since December 31, 2021.
Our Adviser earned incentive fees during each of the years ended December 31, 2023 and 2022 due to our Pre-Incentive Fee FFO (as defined in the Advisory Agreements) exceeding the required hurdle rate of the applicable equity base during the third and fourth quarters of 2023 and during the first, third, and fourth quarters of 2022.
The administration fee paid to our Administrator increased primarily due to hiring additional personnel and us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased during the current year, primarily due to an increase in professional fees (driven by higher legal and accounting fees), additional costs expensed related to amending our Current MetLife Facility, and an increase in stockholder-related expenses related to the listing of the Series C Preferred Stock on Nasdaq. This increase was partially offset by a decrease in acquisition-related costs for investments no longer being pursued.
During the year ended December 31, 2022, we wrote off approximately $853,000 of costs (including approximately $798,000 of unamortized deferred offering costs) related to the Series C Offering due to an amendment that reduced the number of shares of Series C Preferred Stock to be offered.
A comparison of results of other components contributing to net loss attributable to common stockholders for the years ended December 31, 2023 and 2022 is below (dollars in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Operating income	$33,483	$33,921	$(438.00)	(1.3)%
Other income (expense)
Other income	3,633	3,441	192	5.6%
Interest expense	(23,665)	(25,738)	2,073	(8.1)%
Dividends declared on cumulative term preferred stock	(3,019)	(3,019)	—	—%
Gain (loss) on dispositions of real estate assets, net	5,208	(3,760)	8,968	(238.5)%
Property and casualty loss, net	(1,016)	(56)	(960)	1,714.3%
Loss from investments in unconsolidated entities	(59)	(73)	14	(19.2)%
Total other expense, net	(18,918)	(29,205)	10,287	(35.2)%
Net income	14,565	4,716	9,849	208.8%
Net income attributable to non-controlling interests	—	(8)	8	(100.0)%
Net income attributable to the Company	14,565	4,708	9,857	209.4%
Aggregate dividends declared on and charges related to extinguishment of cumulative redeemable preferred stock	(24,417)	(19,718)	(4,699)	23.8%
Net loss attributable to common stockholders	$(9,852)	$(15,010)	$5,158	(34.4)%
Other Income (Expense)
Other income, which generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our consolidated financial statements) and interest earned on short-term investments, increased primarily due to additional income earned on short-term investments due to higher interest rates, partially offset by less interest patronage received from Farm Credit (primarily due to decreased borrowings from Farm Credit).
During the three months ended March 31, 2023, we recorded approximately $2.3 million of interest patronage from Farm Credit related to interest accrued during 2022, as compared to approximately $2.8 million of interest patronage recorded during the prior-year period that related to interest accrued during 2021. In addition, during the three months ended September 30, 2022, we received approximately $113,000 of interest patronage related to interest accrued during 2022, as certain Farm Credit associations paid a portion of 2022 interest patronage (which is typically paid during the first half of 2023) early. In total, 2022 interest patronage resulted in a 24.1% reduction (approximately 109 basis points) to the interest rate of such borrowings. In

Table of Content
addition, during the three months ended September 30, 2023, we recorded approximately $111,000 of interest patronage, as certain Farm Credit associations paid a portion of the 2023 interest patronage early.
Interest expense decreased, primarily due to a decrease in overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our cumulative term preferred stock) outstanding for the year ended December 31, 2023, was approximately $595.8 million, as compared to approximately $654.7 million for the prior-year period. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the weighted average interest rate charged on our aggregate borrowings was 3.79% and 3.77% for the years ended December 31, 2023 and 2022, respectively.
During the year ended December 31, 2023, we recorded a net capital gain, driven by the sale of a 138-acre parcel of unfarmed land in Florida for $9.6 million, which, after accounting for closing costs, resulted in a net gain of approximately $6.4 million. The net losses recorded during the year ended December 31, 2022, related to the disposals of certain irrigation and other improvements on certain of our farms.
The net property and casualty loss related to net expenses incurred and insurance recoveries received for certain improvements that were damaged due to natural disasters. The property and casualty loss recorded during the year ended December 31, 2023, was the result of the heavy rainfall that occurred in California in early 2023 and the resulting flooding, which damaged certain structures located on one of our farms in the Central Valley.
The aggregate dividends paid on our cumulative redeemable preferred stock increased due to additional shares of the Series C Preferred Stock and Series E Preferred Stock issued and outstanding during the current year.
Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021
A comparison of our operating results for the years ended December 31, 2022 and 2021 was included in our Annual Report on Form 10-K for the year ended December 31, 2022, beginning on page 45 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission, or SEC, on February 21, 2023.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under the Current MetLife Facility), and issuances of additional equity securities. Our current available liquidity is approximately $209.7 million, consisting of approximately $60.1 million in cash on hand and, based on the current level of collateral pledged, approximately $149.6 million of availability under the Current MetLife Facility (subject to compliance with covenants) and other undrawn notes or bonds. In addition, we currently have certain properties valued at a total of approximately $130.5 million that are unencumbered and eligible to be pledged as collateral.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate (after interest patronage) of 3.34% for another 4.2 years. In addition, the weighted-average remaining term of our notes and bonds payable is approximately 8.8 years. As such, with respect to our current borrowings, we have experienced minimal impact from increased interest rates over the past year, and we believe we are well-protected against any further interest rate increases. Despite ongoing uncertainty in the markets, based on discussions with our lenders, we do not believe there will be a credit freeze on agricultural lending in the near term. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near- and long-term debt obligations and operating expenses.
Future Capital Needs
Our short- and long-term liquidity requirements consist primarily of making principal and interest payments on outstanding borrowings; funding our general operating costs; making dividend payments on our currently-designated preferred securities; making distributions to stockholders (including non-controlling OP Unitholders, if any) to maintain our qualification as a REIT; and, as capital is available, funding capital improvements on existing farms and new farmland and farm-related acquisitions consistent with our investment strategy.
In the near term, we believe that our current and short-term cash resources will be sufficient to service our debt; fund our current operating costs; pay dividends on our currently-designated preferred securities; and fund our distributions to stockholders (including non-controlling OP Unitholders). We expect to meet our long-term liquidity requirements through

Table of Content
various sources of capital, including long-term mortgage indebtedness and bond issuances, future equity issuances (including, but not limited to, shares of our Series E Preferred Stock, OP Units through our Operating Partnership as consideration for future acquisitions, and shares of common stock through our ATM Program), and other secured and unsecured borrowings.
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
Cash Flow Resources
The following table summarizes total net cash flows for operating, investing, and financing activities for the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Net change in cash from:
Operating activities	$40,081	$43,788	$(3,707)	(8.5)%
Investing activities	(3,768)	(85,484)	81,716	95.6%
Financing activities	(78,883)	86,129	(165,012)	(191.6)%
Net change in Cash and cash equivalents	$(42,570)	$44,433	$(87,003)	(195.8)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities decreased, primarily due to the acquisition of additional long-term water assets during 2023 and the timing of certain rental cash payments received and interest payments made during the respective periods. This was partially offset by a decrease in aggregate fees paid to our Advisor during the current year.
Investing Activities
The change in cash from investing activities was primarily due to a decrease in aggregate cash paid for acquisitions of new farms and capital improvements on existing farms during the current year, partially offset by the proceeds received from the sale of a 138-acre parcel of unfarmed land in Florida for $9.6 million during the current year, which resulted in a net gain of approximately $6.4 million.
Financing Activities
The change in cash from financing activities was primarily due to a decrease in aggregate net proceeds received from preferred and common equity offerings of approximately $153.9 million and a decrease in aggregate net borrowings of approximately $11.2 million.
Debt Capital
MetLife Facility
The Current MetLife Facility currently consists of an aggregate of $75.0 million of revolving equity lines of credit and an aggregate of $175.0 million of term notes. We currently have $200,000 outstanding under the lines of credit and $36.9 million outstanding on the term notes. While $212.9 million of the full commitment amount under the Current MetLife Facility remains undrawn, based on the current level of collateral pledged, we currently have approximately $110.2 million of availability under the Current MetLife Facility. As recently amended, the revolving equity lines of credit mature on December 15, 2033, and the draw period for both term notes expires on December 31, 2024, after which MetLife has no obligation to disburse any additional undrawn funds under the term notes.

Table of Content
Farmer Mac Facility
As amended in June 2023, the Farmer Mac Facility provides for bond issuances up to an aggregate amount of $225.0 million by December 31, 2026, after which, Farmer Mac has no obligation to purchase additional bonds under this facility. To date, we have issued aggregate bonds of approximately $100.1 million under the Farmer Mac Facility.
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
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2023 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series E Preferred Stock	247,781	24.96	6,184	5,575
Common Stock – ATM Program	788,045	19.34	15,240	15,087
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).
Our 2023 Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our consolidated financial statements) permits us to issue up to an aggregate of $1.5 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $4.2 million of Series E Preferred Stock, and $2.2 million of common stock under the 2023 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any off-balance sheet arrangements.
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

Table of Content
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
Further, we calculate AFFO by adjusting CFFO for the following items:
•Rent adjustments. This adjustment removes the effects of straight-lining rental income, as well as the amortization related to above-market lease values and certain noncash lease incentives and accretion related to below-market lease values, certain other deferred revenue, and tenant improvements, resulting in rental income reflected on a modified accrual cash basis. In addition to these adjustments, we also modify the calculation of cash rents within our definition of AFFO to provide greater consistency and comparability due to the period-to-period volatility in which cash rents are received. To coincide with our tenants’ harvest seasons, our leases typically provide for cash rents to be paid at various points throughout the lease year, usually annually or semi-annually. As a result, cash rents received during a particular period may not necessarily be comparable to other periods or represent the cash rents indicative of a given lease year. Therefore, we further adjust AFFO to normalize the cash rent received pertaining to a lease year over that respective lease year on a straight-line basis, resulting in cash rent being recognized ratably over the period in which the cash rent is earned. During the three months ended December 31, 2023, we adjusted our definition of AFFO to exclude from this adjustment the removal of lease incentives that were a result of previous cash disbursements made by us to or on behalf of our tenants. The results of all years presented, including those of the prior years, have been adjusted in the table below to conform with this new definition.
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

Table of Content
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the years ended December 31, 2023, 2022, and 2021 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Years Ended December 31,
	2023	2022	2021
Net income	$14,565	$4,716	$3,514
Less: Aggregate dividends declared on and charges related to extinguishment of cumulative redeemable preferred stock(1)	(24,417)	(19,718)	(12,258)
Net loss attributable to common stockholders and non-controlling OP Unitholders	(9,852)	(15,002)	(8,744)
Plus: Real estate and intangible depreciation and amortization	37,161	35,366	27,183
(Less) plus: (Gains) losses on dispositions of real estate assets, net	(5,208)	3,760	2,537
Adjustments for unconsolidated entities(2)	92	57	36
FFO available to common stockholders and non-controlling OP Unitholders	22,193	24,181	21,012
Plus: Acquisition- and disposition-related expenses, net	149	438	355
Plus (less): Other nonrecurring charges (receipts), net(3)	1,418	1,023	(12)
CFFO available to common stockholders and non-controlling OP Unitholders	23,760	25,642	21,355
Net rent adjustments	(4,519)	(3,371)	(2,414)
Plus: Amortization of debt issuance costs	1,065	1,085	1,172
(Less) plus: Other non-cash (receipts) charges, net(4)	17	907	246
AFFO available to common stockholders and non-controlling OP Unitholders	$20,323	$24,263	$20,359

Weighted-average shares of common stock outstanding	35,733,742	34,563,460	30,357,268
Weighted-average common non-controlling OP Units outstanding	—	61,714	166,067
Weighted-average shares of common shares outstanding, fully diluted	35,733,742	34,625,174	30,523,335

Diluted FFO per weighted-average total common share	$0.62	$0.70	$0.69
Diluted CFFO per weighted-average total common share	$0.66	$0.74	$0.70
Diluted AFFO per weighted-average total common share	$0.57	$0.70	$0.67

Distributions declared per total common share	$0.55	$0.55	$0.54
(1)Includes (i) cash dividends paid on our cumulative redeemable preferred stock, (ii) the value of additional shares of Series C Preferred Stock issued pursuant to the DRIP, and (iii) the pro-rata write-off of offering costs related to shares of cumulative redeemable preferred stock that were redeemed during the respective periods.
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
(4)Consists of (i) the amount of dividends on the Series C Preferred Stock paid via issuing new shares (pursuant to the DRIP), (ii) the pro-rata write-off of offering costs related to shares of cumulative redeemable preferred stock that were redeemed, which were noncash charges, (iii) our remaining pro-rata share of (income) loss recorded from investments in unconsolidated entities during the respective periods, and (iv) less noncash income recorded during 2023 as a result of additional water assets received as consideration in certain transactions.
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

Table of Content
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
A breakdown of the methodologies used to value our properties and the aggregate value as of December 31, 2023, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Acre-feet of Water	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	—	—	—	1,400	$573	$573	0.0%
Sales Price	1	3,748	3,748	—	53,626	65,652	4.2%
Internal Valuation	3	6,189	4,730	—	20,034	36,000	2.3%
Third-party Appraisal(2)	165	105,647	87,667	45,000	1,265,859	1,464,249	93.5%
Total	169	115,584	96,145	46,400	$1,340,092	$1,566,474	100.0%
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.
(2)Appraisals performed between March 2023 and December 2023.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of December 31, 2023, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income

Table of Content
(“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$708 – $123,280	$35,320	$5,512 – $17,521	$13,268
Market NOI (per farmable acre)	$230 – $3,536	$1,526	N/A	N/A
Market Capitalization Rate	3.30% – 5.30%	4.43%	N/A	N/A
Note:        Figures in the table above apply only to the farmland portion of our portfolio and exclude assumptions made related to water, farm-related facilities (e.g., cooling facilities), and other structures on our properties (e.g., residential housing).
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of December 31, 2023, and, accordingly, did not make any adjustment to these values.
A quarterly rollforward of the change in our portfolio value for the three months ended December 31, 2023, from the prior value basis as of September 30, 2023, is provided in the table below (dollars in thousands):

Total portfolio fair value as of September 30, 2023		$1,579,331
Plus: Acquisition of water assets during the three months ended December 31, 2023		551
Change in value of farms during the three months ended December 31, 2023
Farms valued based on sales price	$1,951
Farms valued via third-party appraisals	(15,359)
Net change in value of farms during the three months ended December 31, 2023		(13,408)
Total portfolio fair value as of December 31, 2023		$1,566,474
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of December 31, 2023, was approximately $529.4 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $576.8 million. The fair values of our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock were determined using the closing stock prices as of December 31, 2023, of $19.25 per share, $19.00 per share, and $23.75 per share, respectively. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series E Preferred Stock to be $25.00 per share as of December 31, 2023 (see Exhibit 99.1 to this Form 10-K).
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

Table of Content
As of December 31, 2023, we estimate the NAV per common share to be $19.06. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$719,613
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(1,340,092)
Plus: estimated fair value of real estate holdings(2)	1,566,474
Net fair value adjustment for real estate holdings		226,382
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	637,214
Less: fair value of aggregate long-term indebtedness(3)(4)	(586,722)
Net fair value adjustment for long-term indebtedness		50,492
Estimated NAV		$996,487
Less: aggregate fair value of cumulative redeemable preferred stock(5)		(313,524)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$682,963
Total common shares and non-controlling OP Units outstanding		35,838,442
Estimated NAV per common share and OP Unit		$19.06
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.
(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series D Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series D Term Preferred Stock was valued based on its closing stock price as of December 31, 2023.
(5)The Series B Preferred Stock and Series C Preferred Stock were valued based on their respective closing stock prices as of December 31, 2023, while the Series E Preferred Stock was valued at its liquidation value, as discussed above.
A quarterly rollforward in the estimated NAV per common share and OP Unit for the three months ended December 31, 2023, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of September 30, 2023		$20.33
Less net loss attributable to common stockholders and non-controlling OP Unitholders		(0.12)
Adjustments for net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$(0.12)
Net change in unrealized fair value of long-term indebtedness	(0.35)
Net change in unrealized fair value of preferred equity securities	(0.46)
Net change in valuations		(0.93)
Less distributions on common stock and non-controlling OP Units		(0.14)
Less net dilutive effect of equity issuances and redemptions, net		(0.08)
Estimated NAV per common share and non-controlling OP Unit as of December 31, 2023		$19.06
(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) a decrease of $0.43 per share due to the net depreciation in value of the farms that were valued during the three months ended December 31, 2023, (ii) an increase of $0.27 per share due to the aggregate depreciation and amortization expense recorded during the three months ended December 31, 2023, and (iii) an increase of $0.04 per share due to net asset dispositions or capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $19.06 as of December 31, 2023, based on the calculation above, the closing price of our common stock on December 31, 2023, was $14.45 per share.
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

Table of Content
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
Currently, over 99.9% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate (after interest patronage) of 3.34% for another 4.2 years. As such, with respect to our current borrowings, we believe fluctuations in interest rates would have a minimal impact on our net income. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. As of December 31, 2023, the fair value of our fixed-rate borrowings outstanding (excluding our Series D Term Preferred Stock) was approximately $529.4 million.
The following table summarizes the hypothetical change in fair value of our fixed-rate borrowings at December 31, 2023, if market interest rates had been one or two percentage points lower or higher than those in place as of December 31, 2023 (dollars in thousands):

Change in Market Interest Rates	Carrying Value(1)	Fair Value	Difference
2% decrease	$576,839	$562,496	$(14,343)
1% decrease	576,839	545,510	(31,329)
No change	576,839	529,366	(47,473)
1% increase	576,839	514,021	(62,818)
2% increase	576,839	499,421	(77,418)
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

Table of Content
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Content

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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
February 20, 2024

Table of Content

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Gladstone Land Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gladstone Land Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Table of Content
Critical Audit Matter
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

Real Estate Impairment Evaluation – Undiscounted Future Cash Flows

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s consolidated total real estate, net balance was $1.2 billion as of December 31, 2023. As of December 31, 2023, management concluded that none of the properties were impaired. Management periodically reviews the carrying value of each property to determine whether indicators of impairment exist. If circumstances support the possibility of impairment, management prepares a projection of the total undiscounted future cash flows of the specific property (without interest charges), including net proceeds from disposition, if any, and compares them to the net book value of the property to determine whether the carrying value of the property is recoverable. In preparing the projection of undiscounted future cash flows, management estimates cap rates, rental rates, and property values, as applicable, using information obtained from market data and other comparable sources, such as recent sales data from comparable properties and broker quotes, and applies the undiscounted cash flows to the expected hold period. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on management’s best estimate of the property’s discounted future cash flows using market-derived terms, such as cap rates, discount rates, and rental rates applied to the expected hold period.

The principal considerations for our determination that performing procedures relating to the undiscounted future cash flows used in the real estate impairment evaluation is a critical audit matter are (i) the significant judgment by management when developing the projection of the undiscounted future cash flows and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the cap rates, rental rates, property values, and expected hold periods.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s real estate impairment evaluation, including controls over the projection of the undiscounted future cash flows. These procedures also included, among others (i) testing management’s process for developing the projection of the undiscounted future cash flows; (ii) evaluating the appropriateness of the undiscounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the undiscounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to cap rates, rental rates, property values, and expected hold periods. Evaluating management’s assumptions related to the cap rates, rental rates, property values, and expected hold periods involved evaluating whether the assumptions used by management were reasonable considering (i) the consistency with external market and industry data and (ii) whether the rental rates assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 20, 2024
We have served as the Company’s auditor since 2005.

Table of Content
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per-share data)

	December 31, 2023	December 31, 2022
ASSETS
Real estate, at cost	$1,383,742	$1,432,394
Less: accumulated depreciation	(142,212)	(106,966)
Total real estate, net	1,241,530	1,325,428
Lease intangibles, net	4,782	5,702
Real estate and related assets held for sale, net	53,626	—
Cash and cash equivalents	18,571	61,141
Other assets, net	68,815	64,980
TOTAL ASSETS	$1,387,324	$1,457,251

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$200	$100
Notes and bonds payable, net	573,911	626,400
Series D cumulative term preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of December 31, 2023, and December 31, 2022	59,519	59,107
Accounts payable and accrued expenses	10,298	16,266
Due to related parties, net	3,874	4,370
Other liabilities, net	19,909	19,646
Total liabilities	667,711	725,889
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value; $25.00 per share liquidation preference; 6,456,065 shares authorized, 5,956,065 shares issued and outstanding as of December 31, 2023, and December 31, 2022	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,902,437 shares authorized, 10,156,509 shares issued and outstanding as of December 31, 2023; 25,951,347 shares authorized, 10,191,353 shares issued and outstanding as of December 31, 2022	10	10
Series E cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 15,998,400 shares authorized, 235,841 shares issued and outstanding as of December 31, 2023; 16,000,000 shares authorized, 0 issued, and outstanding as of December 31, 2022	—	—
Common stock, $0.001 par value; 48,043,098 shares authorized, 35,838,442 shares issued and outstanding as of December 31, 2023; 47,992,588 shares authorized, 35,050,397 shares issued and outstanding as of December 31, 2022	36	35
Additional paid-in capital	856,206	836,674
Distributions in excess of accumulated earnings	(144,011)	(114,370)
Accumulated other comprehensive income (loss)	7,366	9,007
Total stockholders’ equity	719,613	731,362
Non-controlling interests in Operating Partnership	—	—
Total equity	719,613	731,362
TOTAL LIABILITIES AND EQUITY	$1,387,324	$1,457,251

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)

	For the Years Ended December 31,
	2023	2022	2021
OPERATING REVENUES:
Lease revenue, net	$90,319	$89,236	$75,318
Other operating revenue	79	—	—
Total operating revenues	90,398	89,236	75,318
OPERATING EXPENSES:
Depreciation and amortization	37,161	35,366	27,183
Property operating expenses	4,201	2,819	2,536
Base management fee	8,603	8,307	6,329
Incentive fee	1,771	3,225	3,901
Administration fee	2,255	2,005	1,526
General and administrative expenses	2,924	2,740	2,139
Write-off of costs associated with offering of Series C cumulative redeemable preferred stock	—	853	—
Total operating expenses	56,915	55,315	43,614
OTHER INCOME (EXPENSE):
Other income	3,633	3,441	2,291
Interest expense	(23,665)	(25,738)	(24,883)
Dividends declared on cumulative term preferred stock	(3,019)	(3,019)	(3,068)
Gain (loss) on dispositions of real estate assets, net	5,208	(3,760)	(2,537)
Property and casualty (loss) recovery, net	(1,016)	(56)	68
Loss from investments in unconsolidated entities	(59)	(73)	(61)
Total other expense, net	(18,918)	(29,205)	(28,190)
NET INCOME	14,565	4,716	3,514
Net income attributable to non-controlling interests	—	(8)	(19)
NET INCOME ATTRIBUTABLE TO THE COMPANY	14,565	4,708	3,495
Dividends declared on cumulative redeemable preferred stock	(24,371)	(19,693)	(12,235)
Loss on extinguishment of cumulative redeemable preferred stock	(46)	(25)	(23)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,852)	$(15,010)	$(8,763)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.28)	$(0.43)	$(0.29)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	35,733,742	34,563,460	30,357,268

NET INCOME:	14,565	4,716	3,514
Change in fair value related to interest rate hedging instruments	(1,641)	10,043	464
COMPREHENSIVE INCOME	12,924	14,759	3,978
Net income attributable to non-controlling interests	—	(8)	(19)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$12,924	$14,751	$3,959

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2020	5,956,065	$6	1,088,435	$1	—	$—	26,219,019	$26	$440,470	$(55,213)	$(1,500)	$383,790	$—	$383,790
Issuance of Series C Preferred Stock, net	—	—	2,414,818	2	—	—	—	—	54,897	—	—	54,899	—	54,899
Redemptions of Series C Preferred Stock, net	—	—	(9,920)	—	—	—	—	—	(225)	(23)	—	(248)	—	(248)
Issuance of OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	—	—	3,970	3,970
Issuance of common stock, net	—	—	—	—	—	—	7,990,994	8	171,487	—	—	171,495	—	171,495
Net income	—	—	—	—	—	—	—	—	—	3,495	—	3,495	19	3,514
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(12,235)	—	(12,235)	—	(12,235)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(16,491)	—	(16,491)	(92)	(16,583)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	464	464	—	464
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	1,646	—	—	1,646	(1,646)	—
Balance at December 31, 2021	5,956,065	$6	3,493,333	$3	—	$—	34,210,013	$34	$668,275	$(80,467)	$(1,036)	$586,815	$2,251	$589,066
Issuance of Series C Preferred Stock, net	—	—	6,736,615	7	—	—	—	—	152,732	—	—	152,739	—	152,739
Redemptions of Series C Preferred Stock, net	—	—	(38,595)	—	—	—	—	—	(876)	(25)	—	(901)	—	(901)
Redemptions of OP Units	—	—	—	—				—	(3,700)	—	—	(3,700)	(3,970)	(7,670)
Issuance of common stock, net	—	—	—	—	—	—	840,384	1	21,981	—	—	21,982	—	21,982
Net income	—	—	—	—	—	—	—	—	—	4,708	—	4,708	8	4,716
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(19,693)	—	(19,693)	—	(19,693)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(18,893)	—	(18,893)	(27)	(18,920)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	10,043	10,043	—	10,043
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	(1,738)	—	—	(1,738)	1,738	—
Balance at December 31, 2022	5,956,065	$6	10,191,353	$10	—	$—	35,050,397	$35	$836,674	$(114,370)	$9,007	$731,362	$—	$731,362
The accompanying notes are an integral part of these consolidated financial statements

Table of Content

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except share data)

	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2022	5,956,065	$6	10,191,353	$10	—	$—	35,050,397	$35	$836,674	$(114,370)	$9,007	$731,362	$—	$731,362
Issuance of Series C Preferred Stock, net	—	—	14,069	—	—	—	—	—	298	—	—	298	—	298
Redemptions of Series C Preferred Stock, net	—	—	(48,913)	—	—	—	—	—	(1,110)	(46)	—	(1,156)	—	(1,156)
Issuance of Series E Preferred Stock, net	—	—	—	—	237,441	—	—	—	5,301	—	—	5,301	—	5,301
Redemptions of Series E Preferred Stock, net	—	—	—	—	(1,600)	—	—	—	(36)	—	—	(36)	—	(36)
Issuance of common stock, net	—	—	—	—	—	—	788,045	1	15,079	—	—	15,080	—	15,080
Net income	—	—	—	—	—	—	—	—	—	14,565	—	14,565	—	14,565
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(24,371)	—	(24,371)	—	(24,371)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(19,789)	—	(19,789)	—	(19,789)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	(1,641)	(1,641)	—	(1,641)
Balance at December 31, 2023	5,956,065	$6	10,156,509	$10	235,841	$—	35,838,442	$36	$856,206	$(144,011)	$7,366	$719,613	$—	$719,613
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,565	$4,716	$3,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,161	35,366	27,183
Amortization of debt issuance costs	1,065	1,085	1,172
Amortization of deferred rent assets and liabilities, net	534	(482)	(581)
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	92	90	122
Loss from investments in unconsolidated entities	59	73	61
Bad debt expense	149	83	13
Write-off of unamortized deferred offering costs associated with cumulative redeemable preferred stock (Series C)	—	798	—
(Gain) loss on dispositions of real estate assets, net	(5,208)	3,760	2,537
Property and casualty loss (recovery), net	1,016	56	(68)
Changes in operating assets and liabilities:
Other assets, net	(6,914)	(7,487)	(5,939)
Accounts payable and accrued expenses and Due to related parties, net	(3,400)	5,678	1,905
Other liabilities, net	962	52	2,458
Net cash provided by operating activities	40,081	43,788	32,377
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	—	(62,055)	(286,827)
Capital expenditures on existing real estate assets	(12,805)	(20,126)	(6,120)
Contributions to unconsolidated real estate entities	—	(2,749)	(2,054)
Proceeds from dispositions of real estate assets	9,037	—	—
Deposits on prospective real estate acquisitions and investments	—	(554)	—
Net cash used in investing activities	(3,768)	(85,484)	(295,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	200	—	—
Repayments of lines of credit	(100)	—	—
Borrowings from notes and bonds payable	—	9,932	67,907
Repayments of notes and bonds payable	(53,015)	(51,651)	(23,924)
Payments of financing fees	(192)	(948)	(2,717)
Proceeds from issuance of preferred and common equity	21,268	188,106	233,393
Offering costs	(763)	(13,751)	(6,660)
Redemption of cumulative term preferred stock (Series A)	—	—	(28,750)
Redemption of cumulative redeemable preferred stock	(1,191)	(901)	(248)
Proceeds from issuance of cumulative term preferred stock (Series D)	—	—	60,375
Payments for redemptions of OP Units	—	(7,670)	—
Dividends paid on cumulative redeemable preferred stock	(25,301)	(18,068)	(12,679)
Distributions paid to non-controlling common interests in Operating Partnership	—	(27)	(92)
Distributions paid on common stock	(19,789)	(18,893)	(16,491)
Net cash (used in) provided by financing activities	(78,883)	86,129	270,114
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(42,570)	44,433	7,490
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,141	16,708	9,218
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,571	$61,141	$16,708

The accompanying notes are an integral part of these consolidated financial statements.
GLADSTONE LAND CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid(1)	$26,218	$25,259	$26,935
NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of non-controlling interests in Operating Partnership in conjunction with acquisitions	—	—	3,970
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	441	2,657	3,724
Tenant-funded improvements included within Real estate, at cost	25	284	1,270
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	11	108	3
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	7	42	116
Dividends paid on Series C Preferred Stock via additional share issuances	320	788	185
(1) Includes distributions made on our cumulative term preferred stock

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
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
Organization
We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of December 31, 2023, 2022, and 2021, the Company owned approximately 100.0%, 100.0%, and 99.4%, respectively, of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).

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

Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own all of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the tax years ended December 31, 2023, 2022, and 2021, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
All further references herein to “we,” “us,” “our,” and the “Company” refer, collectively, to Gladstone Land Corporation and its consolidated subsidiaries, except where indicated otherwise.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in accordance with U.S. generally-accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may materially differ from these estimates.
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

Table of Content
straight-line method over the shorter of the estimated useful life or 50 years for buildings, improvements, and permanent plantings, and the shorter of the estimated useful life or 5 to 20 years for equipment and fixtures.
Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, and other of our acquisitions involve the acquisition of farmland that was already being operated as rental property, in which case we will typically assume the lease in place at the time of acquisition. Most of our acquisitions, including those with a prior leasing history, are generally treated as asset acquisitions under Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”).
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

Table of Content
Total consideration for acquisitions may include a combination of cash and equity securities, such as OP Units. When OP Units are issued in connection with acquisitions, we determine the fair value of the OP Units issued based on the number of units issued multiplied by the closing price of the Company’s common stock on the date of acquisition.
Real Estate Impairment Evaluation
We account for the impairment of our real estate assets in accordance with ASC 360, “Property, Plant, and Equipment” (“ASC 360”), which requires us to periodically review the carrying value of each property to determine whether indicators of impairment exist or if depreciation periods should be modified. In determining if impairment exists, we consider such indicators which may include, but are not limited to, deteriorating market conditions, declines in a property’s operating performance due to near-term lease maturities or vacancy rates, environmental damage, including due to natural disasters or tenant neglect, legal concerns, and whether our hold period has shortened. If circumstances support the possibility of impairment, we prepare a projection of the total undiscounted future cash flows of the specific property (without interest charges), including net proceeds from disposition, if any, and compare them to the net book value of the property to determine whether the carrying value of the property is recoverable. In preparing the projection of undiscounted future cash flows, we estimate cap rates, rental rates, and property values, as applicable, using information that we obtain from market data and other comparable sources, such as recent sales data from comparable properties and broker quotes, and apply the undiscounted cash flows to our expected holding period. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using market-derived terms, such as cap rates, discount rates, and rental rates applied to our expected hold period.
Using the methodology discussed above, we evaluated our entire portfolio for any impairment indicators and performed an impairment analysis on select properties that had an indication of impairment. As of December 31, 2023, and December 31, 2022, we concluded that none of our properties were impaired. There have been no impairments recognized on our real estate assets since our inception. We will continue to monitor our portfolio for any other indicators of impairment.
Held-for-Sale Property
For properties classified as held-for-sale, we cease depreciating and amortizing the property and related intangible assets and value the property at the lower of depreciated and amortized cost or fair value, less costs to dispose. If the sale meets the definition of discontinued operations, we present the related assets, liabilities, and results of operations that have been sold (or that otherwise qualify as held-for-sale) as discontinued operations in all periods. The definition of discontinued operations is met if the disposal of a component or group of components either meets the held-for-sale criteria or is disposed of and also represents a strategic shift that has (or will have) a major effect on our operations and financial results. If classified as such, the components of the property’s net income (loss) that are reflected as discontinued operations include operating results, depreciation, amortization, and interest expense.
When properties are considered held-for-sale, but do not qualify as a discontinued operation, we present such assets and liabilities as held for sale on the consolidated balance sheet in all periods that the related assets and liabilities meet the held-for-sale criteria under ASC 360. Components of the held-for-sale property’s net income (loss) are recorded within continuing operations on the consolidated statements of operations and comprehensive income.
Tenant Improvements
From time to time, our tenants may pay for improvements on certain of our properties with the ownership of the improvements remaining with us, in which case we will record the cost of such improvements as an asset (tenant-funded improvements, included within Investments in real estate, net), along with a corresponding liability (deferred rent liability, included within Other liabilities, net) on our Consolidated Balance Sheets. When we are determined to be the owner of the tenant-funded improvements, such improvements will be depreciated over the useful life in accordance with our depreciation policy noted above, and the related deferred rent liability will be amortized as an addition to rental income over the remaining term of the existing lease in place. If the tenant is determined to be the owner of a tenant improvement funded by us, such amounts are treated as a lease incentive and amortized as a reduction of rental income over the remaining term of the existing lease in place.
In determining whether the tenant or the Company is the owner of such improvements, several factors will be considered, including, but not limited to: (i) whether the improvement’s useful life is greater than the remaining lease term plus any reasonably certain renewal options; (ii) whether the lease allows the tenant to remove the improvements; (iii) whether the improvement is unique to the tenant or useful to subsequent tenants; (iv) whether the improvement adds value to the property or increases the lifespan of the property; and (v) whether the tenant was provided a form of reimbursement or incentive concerning the improvement. The determination of who owns the improvements can be subject to significant judgment.
Cash and Cash Equivalents

Table of Content
We consider cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. Our cash and cash equivalents as of December 31, 2023 and 2022 were held in the custody of one financial institution (which management believes to be financially sound and with minimal credit risk), and our balance at times may exceed federally-insurable limits. We did not have any restricted cash or restricted cash equivalents as of December 31, 2023 or 2022.
Debt Issuance Costs
Debt issuance costs consist of costs incurred to obtain debt financing, including legal fees, origination fees, and administrative fees. Costs associated with our long-term borrowings and term preferred stock securities required to be recorded net of the respective debt for GAAP purposes are deferred and amortized over the terms of the respective financings using the straight-line method, which approximates the effective interest method. In the case of our lines of credit, the straight-line method is used due to the revolving nature of the financing instrument. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense. In addition, in accordance with ASC 470, “Debt” (“ASC 470”), when a financing arrangement is amended so that the only material change is an increase in the borrowing capacity, the unamortized deferred financing costs from the prior arrangement are amortized over the term of the new arrangement. During the years ended December 31, 2023, 2022, and 2021, we recorded approximately $1.1 million, $1.1 million, and $1.2 million, respectively, of total amortization expense related to debt issuance costs.
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
Other Assets and Other Liabilities
Other assets, net generally consists primarily of net deferred rent assets, rents receivable, deferred offering costs, prepaid expenses, deferred financing costs associated with our lines of credit, operating lease right-of-use assets, deposits on potential real estate acquisitions, the carrying value of certain farm equipment owned by us and used on our farms, investments in long-term water assets (see “—Investments in Water Assets” below for further discussion), net ownership interests in special-purpose LLCs (see “—Investments in Unconsolidated Entities” below for further discussion), and the fair value of interest rate swaps if market interest rates are above the fixed rate of the respective swap (see Note 4, “Borrowings—Interest Rate Swap Agreements,” for further discussion).
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
See Note 3, “Real Estate and Lease Intangibles—Investments in Unconsolidated Entities,” for further discussion.
Investments in Water Assets

Table of Content
From time to time, we have entered into contracts to acquire additional water assets for certain of our farms (see Note 3, “Real Estate and Lease Intangibles—Investments in Water Assets”). The water assets acquired may be in the form of either water banked at a government municipality or groundwater pumping credits obtained through groundwater recharge programs established by government municipalities, which recharge is achieved via groundwater recharge facilities we have constructed on certain of our farms. The contracts we have entered into to acquire additional water assets cannot readily be net settled by means outside of the respective contracts; therefore, in accordance with ASC 360, we recognize the investments in long-term water assets at cost, including all costs necessary to procure and transfer the water asset to its intended location. Costs to acquire water assets are initially deferred in a prepaid account until such time that the water assets are recognized by the respective water district, at which time, the costs related to the recognized water assets are reclassed and capitalized as an investment in long-term water assets. Investments in long-term water assets and the related prepaid asset are both included in Other assets, net on our accompanying Consolidated Balance Sheets. While we may, in the future, sell portions of these water assets to unrelated third parties for a profit, our current intent is to hold these water assets for the long-term for future use on our farms. There is no amount of time by which we must use these water assets.
Each quarter, we will review our investments in long-term water assets for any indicators of impairment in accordance with ASC 360 and perform an impairment analysis if there are any such indicators. In determining if impairment exists, we consider such indicators which may include, but are not limited to, deteriorating market conditions and environmental or regulatory changes. As of December 31, 2023, we concluded that there were no such indicators and that the water assets were not impaired.
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
Lease Revenue
Lease revenue includes rents that each tenant pays in accordance with the terms of its respective lease, reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals, which we recognize on a straight-line basis. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount that would be recognized on a straight-line basis or (ii) cash that has been received from the tenant (including deferred revenue), with any receivable balances (including deferred rent receivables) charged as a direct write-off against lease revenue in the period of the change in the collectability determination. If the collectability determination for leases for which revenue is being recorded based on cash received from the tenant subsequently changes to being probable, we resume recognizing revenue, including deferred revenue, on a straight-line basis and recognize incremental revenue related to the reinstatement of cumulative deferred rent receivable and deferred revenue balances as if revenue had been recorded on a straight-line basis since the inception of the lease. As of December 31, 2023, three of our leases with two different tenants were recognized on a cash basis due to the full collectability of the remaining rental payments under the respective leases not being deemed probable. Certain other leases provide for additional rental payments that are based on a percentage of the gross crop revenues earned on the farm, which we refer to as participation rents. Such contingent revenue is generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. As a result, depending on the circumstances of each lease, certain participation rents may be recognized by us in the year the crop was harvested, while other participation rents may be recognized in the year following the harvest.
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

Table of Content
Tenant recovery revenue includes payments received from tenants as reimbursements for certain operating expenses, such as property taxes, insurance premiums, and water delivery costs. These expenses and their subsequent reimbursements are recognized under property operating expenses as incurred and lease revenue as earned, respectively, and are recorded in the same periods. We generally do not record any lease revenue or property operating expenses associated with costs paid directly by our tenants for net-leased properties.
Other Operating Revenue
Other operating revenue consists of non-lease revenue generated as a result of activities performed on certain of our properties. During the year ended December 31, 2023, we recognized approximately $79,000 of non-cash revenue, in the form of water credits, associated with the transfer and storing of surplus water on behalf of a government municipality using a groundwater recharge facility constructed on one of our farms. The timing of revenue recognition generally occurs once water credits are recognized by the respective water district at the estimated fair value of the resulting water credits. See Note 3, “Real Estate and Intangible Assets—Investments in Water Assets,” for further discussion.
Gain (loss) on Dispositions of Real Estate Assets
We recognize net gains (losses) on dispositions of real estate assets either upon the abandonment of an asset before the end of its useful life or upon the closing of a transaction (be it an outright sale of a property or the sale of a perpetual, right-of-way easement on all or a portion of a property) with the purchaser. When a real estate asset is abandoned prior to the end of its useful life, a loss is recorded in an amount equal to the net book value of the related real estate asset at the time of abandonment. In the case of a sale of a property, a gain (loss) is recorded to the extent that the total consideration received for a property is more (less) than the property’s net carrying value, plus any closing costs incurred, at the time of the sale. Gains are recognized using the full accrual method (i.e., when the collectability of the sales price is reasonably assured, we are not obligated to perform additional activities that may be considered significant, the initial investment from the buyer is sufficient, and other profit recognition criteria have been satisfied). Gains on sales of real estate assets may be deferred in whole or in part until the requirements for gain recognition have been met.
Other Income
We record non-operating and unusual or infrequent income as Other income on our Consolidated Statements of Operations. Other income recorded for the years ended December 31, 2023, 2022, and 2021 was primarily from interest patronage received on certain of our long-term borrowings and interest earned on short-term investments.
Involuntary Conversions and Property and Casualty Recovery
We account for involuntary conversions, for example, when a nonmonetary asset, such as property or equipment, is involuntarily converted to a monetary asset, such as insurance proceeds, in accordance with ASC 605, “Revenue Recognition,” which requires us to recognize a gain or a loss equal to the difference between the carrying amount of the nonmonetary asset and the amount of monetary assets received. Further, in accordance with ASC 450, “Contingencies,” recovery of the loss is considered to be probable, we will recognize a receivable for the amount expected to be covered by insurance proceeds, not to exceed the related loss recognized, unless such amounts have been realized.
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

Table of Content
Should we have any taxable income or loss in the future, we will account for any income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis (including for operating loss, capital loss, and tax credit carryforwards) and are calculated using the enacted tax rates and laws expected to be in effect when such amounts are realized or settled. In addition, we will establish valuation allowances for tax benefits when we believe it is more-likely-than-not (defined as a likelihood of more than 50%) that such assets will not be realized.
We perform an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. As of December 31, 2023 and 2022, we had no provisions for uncertain tax positions. The prior three tax years remain open for an audit by the Internal Revenue Service.
Comprehensive Income
We record the effective portion of changes in the fair value of the interest rate swap agreements that qualify as cash flow hedges to accumulated other comprehensive income. For the years ended December 31, 2023, 2022, and 2021, we reconciled net income attributable to the Company to comprehensive income attributable to the Company on the accompanying Consolidated Statements of Operations and Comprehensive Income.
Segment Reporting
We manage our operations on an aggregated, single-segment basis for purposes of assessing performance and making operating decisions and, accordingly, have only one reporting and operating segment.
Recently-Issued Accounting Pronouncements
As of December 31, 2023, there were no recently-issued accounting pronouncements that had a material impact on our consolidated financial statements.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 169 farms we owned as of December 31, 2023 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water Assets	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,844	32,321	46,400	$850,610	$389,405
Florida(6)	26	22,468	17,639	—	221,185	95,012
Washington	6	2,520	2,004	—	59,763	20,133
Arizona(7)	6	6,320	5,333	—	52,119	12,303
Colorado	12	32,773	25,577	—	45,945	14,599
Nebraska	9	7,782	7,050	—	30,402	10,357
Oregon(8)	6	898	736	—	29,534	11,308
Michigan	23	1,892	1,245	—	23,048	13,868
Texas	1	3,667	2,219	—	8,101	—
Maryland	6	987	863	—	8,013	4,344
South Carolina	3	597	447	—	3,542	2,147
Georgia	2	230	175	—	2,317	1,645
North Carolina	2	310	295	—	2,117	—
New Jersey	3	116	101	—	2,100	1,221
Delaware	1	180	140	—	1,296	697
Totals	169	115,584	96,145	46,400	$1,340,092	$577,039
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
(2)Excludes approximately $2.9 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Consolidated Balance Sheets.

Table of Content
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of December 31, 2023, this investment had a net carrying value of approximately $1.0 million and is included within Other assets, net on the accompanying Consolidated Balance Sheet.
(4)Includes eight acres in which we own a leasehold interest via a ground lease with a private individual that expires in December 2040 and five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. As of December 31, 2023, these two ground leases had a net cost basis of approximately $689,000 and are included in Lease intangibles, net on the accompanying Consolidated Balance Sheets.
(5)Includes 46.003 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California and 397 surplus water credits in our account with Westlands Water District, located in Fresno County, California. See “—Investments in Water Assets” below for additional information.
(6)Includes one property classified as held for sale; see “—Real Estate Held for Sale” below for additional information.
(7)Includes two farms consisting of 1,368 total acres and 1,221 farm acres in which we own leasehold interests via two ground leases with the State of Arizona that expire in February 2025 and February 2032, respectively. As of December 31, 2023, these ground leases had an aggregate net cost basis of approximately $376,000 and are included in Lease intangibles, net on the accompanying Consolidated Balance Sheets.
(8)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of December 31, 2023, this investment had a net carrying value of approximately $4.8 million and is included within Other assets, net on the accompanying Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of December 31, 2023 and 2022, excluding real estate held for sale (dollars in thousands):

	December 31, 2023	December 31, 2022
Real estate:
Land and land improvements	$792,277	$845,779
Permanent plantings	359,131	358,249
Irrigation and drainage systems	168,545	165,438
Farm-related facilities	50,517	48,690
Other site improvements	13,272	14,238
Real estate, at cost	1,383,742	1,432,394
Accumulated depreciation	(142,212)	(106,966)
Real estate, net	$1,241,530	$1,325,428
Real estate depreciation expense on these tangible assets was approximately $36.1 million, $34.3 million, and $25.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying value of certain lease intangible assets and the related accumulated amortization as of December 31, 2023 and 2022, excluding real estate held for sale (dollars in thousands):

	December 31, 2023	December 31, 2022
Lease intangibles:
Leasehold interest – land	$4,295	$4,295
In-place lease values	2,470	2,763
Leasing costs	3,017	3,088
Other(1)	141	133
Lease intangibles, at gross cost	9,923	10,279
Accumulated amortization	(5,141)	(4,577)
Lease intangibles, net	$4,782	$5,702
(1)Other consists primarily of acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $988,000, $1.0 million, and $1.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities (excluding those related to real estate held for sale) included in Other assets, net or Other liabilities, net, respectively, on the accompanying Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of December 31, 2023 and 2022 (dollars in thousands):

Table of Content

	December 31, 2023		December 31, 2022
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$5,342	$(1,849)	$4,702	$(585)
Below-market lease values and other deferred revenue(2)	(1,944)	624	(2,010)	518
	$3,398	$(1,225)	$2,692	$(67)
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
Total amortization related to above-market lease values and lease incentives was approximately $1.3 million, $573,000 and $48,000 for the years ended December 31, 2023, 2022, and 2021, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $172,000, $178,000 and $224,000 for the years ended December 31, 2023, 2022, and 2021, respectively.
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

Period		Estimated Amortization Expense	Estimated Net Increase (Decrease) to Lease Revenue
For the fiscal years ending December 31:	2024	$711	$(1,184)
	2025	610	(1,184)
	2026	486	(961)
	2027	556	(1,178)
	2028	556	(1,178)
	Thereafter	1,863	3,512
		$4,782	$(2,173)
Real Estate Held for Sale
As of December 31, 2023, we had one property located in Martin County, Florida, that was classified as held for sale. This property had a net cost basis of approximately $53.6 million as of December 31, 2023, and was sold subsequent to December 31, 2023. See Note 11, “Subsequent Events—Portfolio Activity—Property Sale,” for additional information on this sale. We did not have any properties classified as held for sale as of December 31, 2022.
Acquisitions
2023 Acquisitions
We did not acquire any new farms during the year ended December 31, 2023.

Table of Content
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
Purchase Price Allocations
The allocation of the aggregate purchase price for the farms acquired during the year ended December 31, 2022 was as follows (dollars in thousands):

Assets (Liabilities) Acquired	2022 Acquisitions
Land and land improvements	$30,353
Permanent plantings	24,706
Irrigation & drainage systems	3,102
Farm-related facilities	1,287
In-place lease values	909
Leasing costs	1,355
Above-market lease values(1)	641
Investment in LLC(1)	2,749
Total Purchase Price	$65,102
(1)Included within Other assets, net on the accompanying Consolidated Balance Sheets.
Acquired Intangibles and Liabilities
The following table shows the weighted-average amortization periods (in years) for the intangible assets acquired and liabilities assumed in connection with new real estate acquired during the year ended December 31, 2022:

Table of Content

Weighted-Average Amortization Period (in Years)
Intangible Assets and Liabilities	2022
Leasehold interest – land	0.0
In-place lease values	10.9
Leasing costs	11.7
Above-market lease values and lease incentives	9.1
Below-market lease values and other deferred revenue	0.0
All intangible assets and liabilities	10.6
Property Sale
On June 23, 2023, we completed the sale of a 138-acre parcel of unfarmed land in Florida for $9.6 million. Including closing costs, we recognized a net gain on the sale of approximately $6.4 million.
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
As of December 31, 2023, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.00% and 20.4%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.
During the years ended December 31, 2023, 2022, and 2021, we recorded an aggregate loss of approximately $59,000, $73,000, and $61,000, respectively (included in Loss from investments in unconsolidated entities on our Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. As of both December 31, 2023 and 2022, our combined ownership interest in the Fresno LLC and Umatilla LLC had an aggregate carrying value of approximately $5.8 million and is included within Other assets, net on the accompanying Consolidated Balance Sheets.
Investments in Water Assets
In connection with the acquisition of certain farmland located in Kern County, California, we also acquired three contracts to purchase an aggregate of 45,000 acre-feet of banked water held by Semitropic Water Storage District (“SWSD”), a water storage district located in Kern County, California. We subsequently executed all three contracts to purchase all 45,000 acre-feet of banked water for an aggregate additional cost of approximately $2.8 million. In addition, during the three months ended December 31, 2023, we obtained another contract to purchase an additional 1,003 acre-feet of banked water held by SWSD, which was received from one of our tenants as partial consideration for a rent payment owed. We subsequently executed the contract to purchase all 1,003 acre-feet of banked water for an aggregate cost of approximately $61,000.
All acquired banked water was recognized at cost, including the subsequent cost to execute the contracts and any administrative fees necessary to transfer the water to our banked water account. As of December 31, 2023, the 46,003 acre-feet of banked water held by SWSD was recognized as a long-term water asset and had an aggregate carrying value of approximately $34.5 million (included within Other assets, net on our Consolidated Balance Sheets).
In addition, during the year ended December 31, 2023, we elected to participate in a groundwater recharge program established by Westlands Water District (“WWD”), a water district located in Fresno County, California. Under the program, WWD will pay for surplus surface water to be delivered to individual landowners’ properties with district-approved groundwater recharge facilities, also known as “water banks.” The landowner would be allowed to keep 50% of the net amount of groundwater credits generated under the program (after allowing for certain leave-behind and evaporative losses), and the remaining 50% would be used to recharge the aquifer and retained by WWD. Delivery of water under this program is subject to surplus water availability at WWD’s discretion, and WWD has not yet announced a termination date for this program. Through December 31, 2023, we have obtained 397 water credits, which represents 50% of the total net water credits generated and confirmed by WWD under the program as of December 31, 2023. As of December 31, 2023, these water credits were recognized as a long-term water asset and had an aggregate carrying value of approximately $111,000 (included within Other assets, net on our Consolidated Balance Sheets).

Table of Content
During the year ended December 31, 2023, we also entered into various other agreements with certain third parties (including local water districts and private individuals) to either buy water directly, buy a portion of other water districts’ surface water allocations in future years in which allocations are granted, or to store surface water on others’ behalf in one of our groundwater recharge facilities in exchange for a portion of the net groundwater credits produced and recognized by the respective water district.
As of December 31, 2023 and 2022, we owned a total of 46,400 acre-feet and 45,000 acre-feet, respectively, of long-term water assets, and our investments in these long-term water assets had an aggregate carrying value of approximately $34.6 million and $34.0 million, respectively, and are included within Other assets, net on our Consolidated Balance Sheets.
We have invested approximately $1.8 million to construct groundwater recharge facilities on two of our farms, which is included within Real estate, at cost on our Consolidated Balance Sheets. In addition, through December 31, 2023, we have invested an additional $1.8 million in the aggregate in connection with these agreements that are expected to result in additional groundwater credits in the future; however, the amount and timing of these credits, if any, is currently unknown and is dependent upon and subject to the recognition of such credits by the respective water districts, in their sole discretion. Such costs are held in a deferred asset account (also included within Other assets, net on our Consolidated Balance Sheets) until the related net water credits become estimable and are recognized by the respective water district, at which time the costs would be reclassed to investments in long-term water assets.
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
The following tables summarize the future lease payments to be received under noncancellable leases as of December 31, 2023 (dollars in thousands):

Period		Tenant Lease Revenue
For the fiscal years ending December 31,	2024	$77,576
	2025	70,372
	2026	63,954
	2027	60,099
	2028	51,482
	Thereafter	180,832
		$504,315
Leases—Cash Basis Recognition
As of December 31, 2023, due to credit issues with two of our tenants, we determined that the full collectability of the remaining rental payments under the respective leases with these tenants was not deemed to be probable. As such, during the year ended December 31, 2023, we recognized all or a portion of lease revenues from the three leases with these two tenants (all farms located in California) on a cash basis. We are continuing to work with the current tenants and will seek to come to an agreement for the remaining rental payments, if possible. Such agreement, if one can be reached, may include placing these tenants on payment plans, deferring a portion of the rent owed to us, or agreeing to terminate the respective leases. In the event of a termination, we estimate that we would be able to find new tenants to lease each of these properties to at market rental rates within 1 to 12 months.
During the year ended December 31, 2023, we recorded lease revenues from these three leases of approximately $2.5 million (including approximately $72,000 of participation rents), as compared to approximately $3.1 million (including approximately $0.8 million of participation rents) and approximately $2.4 million (including approximately $95,000 of participation rents) during the years ended December 31, 2022 and 2021, respectively.
Portfolio Concentrations
Credit Risk

Table of Content
As of December 31, 2023, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10.0% of the total lease revenue recorded during the year ended December 31, 2023.
Geographic Risk
Farms located in California and Florida accounted for approximately $59.1 million (65.5%) and $15.1 million (16.7%), respectively, of the total lease revenue recorded during the year ended December 31, 2023. We seek to continue to further diversify geographically, as may be desirable or feasible. If an unexpected natural disaster (such as an earthquake, wildfire, or flood) occurs or climate change impacts the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. None of our farms in California or Florida were materially impacted by the wildfires, droughts, or hurricanes that occurred in those respective regions during the year ended December 31, 2023. See “—California Floods” below for a discussion on damage caused on certain of our farms by the January 2023 floods that occurred in California. Besides California and Florida, no other single state accounted for more than 10.0% of the total rental revenue recorded during the year ended December 31, 2023.
2023 California Floods
In January 2023, periods of heavy rainfall in California resulted in floods that impacted several areas of the state, including regions where certain of our farms are located. As a result of the flooding, one of our farms in the Central Valley suffered damage to certain structures located on the farm, and we estimated the carrying value of the structures on this property damaged by the floods to be approximately $855,000. As such, during the year ended December 31, 2023, we wrote down the carrying value of these structures and also recorded a corresponding property and casualty loss, included within Property and casualty (loss) recovery, net on our Consolidated Statements of Operations and Comprehensive Income. Certain of our other farms in California suffered minor damage as a result of the floods, but no other farms were materially impacted.
NOTE 4. BORROWINGS
Our borrowings as of December 31, 2023 and 2022 are summarized below (dollars in thousands):

	Carrying Value as of		As of December 31, 2023
	December 31, 2023	December 31, 2022	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Variable-rate revolving lines of credit	$200	$100	7.39%	12/15/2033

Notes and bonds payable:
Fixed-rate notes payable	$524,199	$550,974	2.45%–5.70%; 3.71%	9/1/2024–7/1/2051; April 2033
Variable-rate notes payable	—	1,104	N/A	N/A
Fixed-rate bonds payable	52,640	77,776	2.66%–4.57%; 3.64%	01/12/2024–12/30/2030; August 2026
Total notes and bonds payable	576,839	629,854
Debt issuance costs – notes and bonds payable	(2,928)	(3,454)	N/A	N/A
Notes and bonds payable, net	$573,911	$626,400

Total borrowings, net	$574,111	$626,500
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of December 31, 2023, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.1 billion. The weighted-average interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.79% and 3.77% for the years ended December 31, 2023 and 2022, respectively. In addition, 2022 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 24.1% reduction (approximately 109 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payables—Interest Patronage” for further discussion on interest patronage.
We generally borrow at a rate of 60% of the value of the underlying agricultural real estate, and, except as noted herein, the amounts borrowed are not generally guaranteed by the Company. Our loan agreements generally contain various affirmative and negative covenants, including with respect to liens, indebtedness, mergers, and asset sales, and customary events of default. These agreements may also require that we satisfy certain financial covenants at the end of each calendar quarter or year. Some of these financial covenants include, but are not limited to, staying below a maximum leverage ratio and maintaining a

Table of Content
minimum net worth value, rental-revenue-to-debt ratio, current ratio, and fixed charge coverage ratio. As of December 31, 2023, we were in compliance with all covenants applicable to the above borrowings.
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
On December 14, 2023, we entered into an amendment with MetLife to extend the maturity dates of the MetLife Lines of Credit from April 5, 2024, to December 15, 2033. In addition, the amendment revised certain covenant thresholds and increased the minimum balance requirement on each line of credit. As part of this amendment, we paid aggregate fees of approximately $188,000 to MetLife.
The following table summarizes the pertinent terms of the Current MetLife Facility as of December 31, 2023 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		12/15/2033	$200	3M SOFR + 2.00%	(2)	$74,800
2020 MetLife Term Note	75,000	(3)	1/5/2030	36,900	2.75%, fixed through 1/4/2030	(4)	38,100
2022 MetLife Term Note	100,000	(3)	1/5/2032	—	(4)		100,000
Totals	$250,000			$37,100			$212,900
(1)Based on the properties that were pledged as collateral under the Current MetLife Facility, as of December 31, 2023, the maximum additional amount we could draw under the facility was approximately $110.2 million.
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
Farmer Mac Facility
Through certain subsidiaries of our Operating Partnership, we have entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”) for a secured note purchase facility (the “Farmer Mac Facility”). As amended from time to time, the Farmer Mac Facility currently provides for bond issuances up to an aggregate amount of $225.0 million. Pursuant to the Bond Purchase Agreement, as further amended on June 2, 2023, we may issue new bonds under the Farmer Mac Facility through December 31, 2026, and the final maturity date for new bonds issued under the facility will be the date that is ten years from the applicable issuance date. We did not issue any new bonds under the Farmer Mac Facility during the year ended December 31, 2023.
Pursuant to the Bond Purchase Agreement, bonds issued by us to the Bond Purchaser will be secured by a security interest in loans originated by us (pursuant to a pledge and security agreement), which, in turn, will be collateralized by first liens on agricultural real estate owned by subsidiaries of ours. The bonds issued generally have a maximum aggregate, effective loan-to-value ratio of 60% of the underlying agricultural real estate, after giving effect to certain overcollateralization obligations. As of December 31, 2023, we had approximately $52.6 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with various different Farm Credit associations

Table of Content
(collectively, “Farm Credit”). We did not enter into any new loan agreements with Farm Credit during the year ended December 31, 2023.
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
During the three months ended March 31, 2023, we recorded interest patronage of approximately $2.3 million related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2022, and during the three months ended September 30, 2022, we received approximately $113,000 of interest patronage, as certain Farm Credit associations paid a portion of the 2022 interest patronage (which relates to interest accrued during 2022 but is typically paid during the first half of 2023) early. In total, 2022 interest patronage resulted in a 24.1% reduction (approximately 109 basis points) to the interest rates on such borrowings. In addition, during the three months ended September 30, 2023, we recorded approximately $111,000 of interest patronage, as certain Farm Credit associations paid a portion of the 2023 interest patronage early. We are unable to estimate the remaining amount of interest patronage to be received, if any, related to interest accrued during 2023 on our Farm Credit Notes Payable.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of December 31, 2023, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the fiscal years ending December 31:	2024	$40,656	(1)
	2025	39,020
	2026	18,175
	2027	51,389
	2028	77,808
	Thereafter	349,791
		$576,839
(1)     Subsequent to December 31, 2023, we repaid $16.2 million of expiring bonds.
During the year ended December 31, 2023, we repaid approximately $36.0 million of notes and bonds that were either maturing or scheduled for a price reset. On a weighted-average basis, these borrowings bore interest at a stated rate of 3.73% and an effective interest rate (after interest patronage) of 3.56%.
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
As of December 31, 2023, the aggregate fair value of our notes and bonds payable was approximately $529.4 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $576.8 million. The fair value of our long-term notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC

Table of Content
820-10 and is determined by a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of December 31, 2023, is deemed to approximate their aggregate carrying value of $200,000.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the Financial Accounting Standards Board’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of December 31, 2023, our interest rate swaps were valued using Level 2 inputs.
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
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2023 and 2022 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of December 31, 2023	4	$70,229
As of December 31, 2022	4	73,392
The following table presents the fair value of our interest rate swaps and their classification on the Consolidated Balance Sheets as of December 31, 2023 and 2022 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	December 31, 2023	December 31, 2022
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$7,366	$9,007
Total		$7,366	$9,007
The following table presents the amount of income (loss) recognized in comprehensive income within our consolidated financial statements for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Derivative in cash flow hedging relationship:
Interest rate swaps	$(1,641)	$10,043	$464
Total	$(1,641)	$10,043	$464
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of December 31, 2023, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
NOTE 5. MANDATORILY-REDEEMABLE PREFERRED STOCK
Series A Term Preferred Stock

Table of Content
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
As of December 31, 2023, the fair value of our Series D Term Preferred Stock was approximately $57.4 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on December 31, 2023, of $23.75.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the year ended December 31, 2023, see Note 8, “Equity—Distributions.”
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

Table of Content
Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2023 meeting, our Board of Directors reviewed and renewed each of the Current Advisory Agreement and the Administration Agreement for an additional year, through August 31, 2024.
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

Table of Content
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
We did not pay any financing fees to Gladstone Securities during the year ended December 31, 2023. During the years ended December 31, 2022, and 2021, we paid total financing fees to Gladstone Securities of approximately $154,000 and $166,000, respectively. Through December 31, 2023, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
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
The following tables summarizes the total Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities during the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

Table of Content

	For the Years Ended December 31,
	2023	2022	2021
Series C Preferred Stock	$—	$13,471	$4,961
Series E Preferred Stock	583	—	—
Total Selling Commissions and Dealer-Manager Fees	$583	$13,471	$4,961
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
Related Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying consolidated financial statements (dollars in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Base management fee(1)(2)	$8,603	$8,307	$6,329
Incentive fee(1)(2)	1,771	3,225	3,901
Total fees to our Adviser	$10,374	$11,532	$10,230

Administration fee(1)(2)	$2,255	$2,005	$1,526

Selling Commissions and Dealer-Manager Fees(1)(3)	$583	$13,471	$4,961
Financing fees(1)(4)	—	154	166
Total fees to Gladstone Securities	$583	$13,625	$5,127
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
Related-Party Fees Due
Amounts due to related parties on our accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022 were as follows (dollars in thousands):

	December 31, 2023	December 31, 2022
Base management fee	$2,156	$2,141
Incentive fee	982	1,589
Other, net(1)	49	80
Total due to Adviser	3,187	3,810
Administration fee	546	536
Cumulative accrued but unpaid portions of prior Administration Fees(2)	141	—
Total due to Administrator	687	536
Total due to Gladstone Securities(3)	—	24
Total due to related parties(4)	$3,874	$4,370
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
NOTE 7. COMMITMENTS AND CONTINGENCIES

Table of Content
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as of December 31, 2023 (dollars in thousands):

Farm Locations	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of December 31, 2023
Columbia, OR	157	1,800	(2)	Q3 2024	1,146
St. Lucie, FL	549	230		Q3 2025	185
Atkinson, GA	175	175		Q3 2025	30
Ventura, CA	402	1,000	(2)	Q4 2025	448
Napa, CA	270	1,635	(2)	Q4 2029	1,158
Wicomico & Caroline, MD, and Sussex, DE	833	115		Q3 2030	49
Franklin & Grant, WA, & Umatilla, OR	1,126	2,169	(2)	Q4 2032	1,997
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
As of December 31, 2023 and 2022, we recorded the following as a result of these operating ground leases (dollars in thousands, except for footnotes):

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets(1)	$574	$623
Operating lease liabilities(2)	$568	$617

Weighted-average remaining lease term (years)	15.0	15.3
Weighted-average incremental borrowing rate	8.12%	7.93%
(1)Operating lease right-of-use assets are shown net of prepaid lease payments of approximately $6,000 for each of the years ended December 31, 2023 and 2022 and are included within Other assets, net on the accompanying Consolidated Balance Sheets.
(2)Included within Other liabilities, net on the accompanying Consolidated Balance Sheets.
Future minimum lease payments due under the remaining non-cancelable terms of these leases as of December 31, 2023, are as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the fiscal years ending December 31:	2024	$92
	2025	62
	2026	62
	2027	62
	2028	62
	Thereafter	631
Total undiscounted lease payments		971
Less: imputed interest		(403)
Present value of lease payments		$568
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.

Table of Content
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Consolidated Statement of Operations and Comprehensive Income) of approximately $103,000, $92,000, and $81,000 during the years ended December 31, 2023, 2022, and 2021, respectively.
Litigation
In the ordinary course of business incidental to our business, we may be involved in various legal proceedings from time to time which we may not consider material. We are not currently subject to any known material litigation known or, to our knowledge, threatened litigation.
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
Registration Statement
On March 6, 2020, we filed a universal registration statement on Form S-3 (File No. 333-236943) with the SEC (the “2020 Registration Statement”). The 2020 Registration Statement, which was declared effective by the SEC on April 1, 2020, permitted us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Under the 2020 Registration Statement, we issued a total of approximately 10,254,072 shares of Series C Preferred Stock for gross proceeds of approximately $253.9 million, 2,415,000 shares of Series D Term Preferred Stock for gross proceeds of approximately $60.4 million, 77,841 shares of Series E Preferred Stock for gross proceeds of approximately $1.9 million, and 14,367,524 shares of common stock (including common stock issued to redeem OP Units) for gross proceeds of approximately $280.9 million.
On March 28, 2023, we filed a universal registration statement on Form S-3, as amended (File No. 333-270901), with the SEC (the “2023 Registration Statement”) to replace the 2020 Registration Statement. The 2023 Registration Statement, which was declared effective by the SEC on April 13, 2023, permits us to issue up to an aggregate of $1.5 billion in securities consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more securities. Through December 31, 2023, we have issued a total of 159,600 shares of Series E Preferred Stock for gross proceeds of approximately $4.0 million and 124,460 shares of common stock for gross proceeds of approximately $2.2 million under the 2023 Registration Statement. See Note 11, “Subsequent Events,” for equity issuances completed subsequent to December 31, 2023.
Equity Issuances
Series C Preferred Stock

Table of Content
On April 3, 2020, we filed a prospectus supplement with the SEC for a continuous public offering (the “Series C Offering”) of up to 26,000,000 shares of our newly-designated 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”). The Series C Offering permitted us to sell up to 20,000,000 shares (the “Primary Series C Offering”) of our Series C Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share and up to 6,000,000 shares of our Series C Preferred Stock pursuant to the DRIP at a price of $22.75 per share. On August 24, 2022, we amended the Series C Offering, to (i) reduce the amount of shares of the Series C Preferred Stock offered through the Primary Series C Offering to 10,200,000, (ii) reduce the amount of shares of the Series C Preferred Stock offered pursuant to the DRIP to 200,000, and (iii) reduce the duration of the period during which shares of the Series C Preferred Stock may be offered to the earlier of (a) December 31, 2022 (unless earlier terminated or extended by our Board of Directors) or (b) the date on which all 10,200,000 shares of the Series C Preferred Stock offered in the Primary Series C Offering are sold. In conjunction with the amendment of the Series C Offering, we expensed approximately $798,000 of unamortized deferred offering costs. These costs were recorded to Write-off of costs associated with the offering of Series C cumulative redeemable preferred stock on the accompanying Consolidated Statements of Operations and Comprehensive Income during the year ended December 31, 2022.
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
The following table provides information on sales of the Series C Preferred Stock that occurred during the years ended December 31, 2022, and 2021 (dollars in thousands, except per-share amounts):

	Years Ended December 31,
	2022	2021
Number of shares sold(1)	6,701,987	2,407,027
Weighted-average offering price per share	$24.76	$24.81
Gross proceeds	$165,941	$59,720
Net proceeds(2)	$152,470	$54,760
(1)Excludes shares issued pursuant to the DRIP. During the years ended December 31, 2023, 2022, and 2021, we issued approximately 14,069 shares, 34,628 shares, and 7,791 shares, respectively, of the Series C Preferred Stock pursuant to the DRIP.
(2)Net of Series C Selling Commissions, Series C Dealer-Manager Fees, and underwriting discounts.
In addition, during the years ended December 31, 2023, 2022, and 2021, 48,913 shares, 38,595 shares, and 9,920 shares, respectively, of Series C Preferred Stock were tendered for optional redemption, which we satisfied with aggregate cash payments of approximately $1.2 million, $901,000, and $248,000, respectively.
During the year ended December 31, 2023, we listed the Series C Preferred Stock on Nasdaq under the ticker symbol “LANDP.” Trading of the Series C Preferred Stock on Nasdaq commenced on June 8, 2023.
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
No shares of the Series E Preferred Stock had been sold during the year ended December 31, 2022. The following table provides information on sales of our Series E Preferred Stock during the year ended December 31, 2023 (dollars in thousands, except per-share amounts):

Year Ended December 31, 2023
Number of shares sold	237,441
Weighted-average offering price per share	$24.96
Gross proceeds	$5,925
Net proceeds(1)	$5,342
(1)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.

Table of Content
Refer to Note 11, “Subsequent Events—Equity Activity—Series E Preferred Stock,” for sales of the Series E Preferred Stock completed subsequent to December 31, 2023.
In addition, during the year ended December 31, 2023, 1,600 shares of Series E Preferred Stock were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $36,000.
The Series E Offering will terminate on the date (the “Series E Termination Date”) that is the earlier of (i) December 31, 2025 (unless terminated or extended by its Board of Directors) and (ii) the date on which all 8,000,000 shares of Series E Preferred Stock offering in the Series E Offering are sold. There is currently no public market for shares of Series E Preferred Stock. The Company intends to apply to list the Series E Preferred Stock on Nasdaq or another national securities exchange within one 12 months after the Series E Termination Date; however, there can be no assurance that a listing will be achieved in such timeframe, or at all.
Common Stock
At-the-Market Program
On May 12, 2020, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Virtu Americas LLC and Ladenburg Thalmann & Co. Inc. (each a “Sales Agent”), that as subsequently amended, permitted us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price up to $260.0 million (the “Prior ATM Program). On April 13, 2023, we entered into separate amended and restated equity distribution agreements with the Sales Agents to allow us to sell shares of our common stock having an aggregate offering price of up to $500.0 million (the “New ATM Program,” and collectively with the Prior ATM Program, the “ATM Program”). The following table provides information on shares of common stock sold by the Sales Agents under the ATM Program during the years ended December 31, 2023, 2022, and 2021 (dollars in thousands, except per-share amounts):

	Years Ended December 31,
	2023	2022	2021
Number of shares sold	788,045	840,384	7,990,994
Weighted-average offering price per share	$19.34	$26.47	$21.70
Gross proceeds	$15,240	$22,242	$173,428
Net proceeds(1)	$15,087	$21,993	$171,693
(1)Net of underwriting commissions.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership. As of December 31, 2023, 2022, and 2021, we owned approximately 100.0%, 100.0%, and 99.4%, respectively, of the outstanding OP Units. As of each of December 31, 2023 and 2022, there were no OP Units held by non-controlling OP Unitholders. As of December 31, 2021, there were 204,778 OP Units held by non-controlling OP Unitholders.
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

Table of Content
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the years ended December 31, 2023, 2022, and 2021 are reflected in the table below.

	For the Years Ended December 31,
Issuance	2023	2022	2021
Series A Term Preferred Stock(1)(2)	$—	$—	$0.181510
Series B Preferred Stock	1.500000	1.500000	1.500000
Series C Preferred Stock	1.500000	1.500000	1.500000
Series D Term Preferred Stock(1)(3)	1.250004	1.250004	1.184031
Series E Preferred Stock	1.250004	—	—
Common Stock(4)	0.553500	0.546300	0.540750
(1)Dividends are treated similar to interest expense on the accompanying Consolidated Statements of Operations and Comprehensive Income.
(2)The Series A Term Preferred Stock was redeemed in full on February 12, 2021.
(3)The Series D Term Preferred Stock was issued on January 19, 2021.
(4)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
For federal income tax characterization purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital, or a combination thereof. The characterization of distributions on our preferred and common stock during each of the years ended December 31, 2023, 2022, and 2021 is reflected in the following table:

	Ordinary Income	Long-term Capital Gain	Return of Capital
For the Year Ended December 31, 2023
Series B Preferred Stock	30.782342%	22.611772%	46.605886%
Series C Preferred Stock	30.782342%	22.611772%	46.605886%
Series D Term Preferred Stock	30.782342%	22.611772%	46.605886%
Series E Preferred Stock	30.782342%	22.611772%	46.605886%
Common Stock	—%	—%	100.000000%
For the Year Ended December 31, 2022
Series B Preferred Stock	34.205000%	—%	65.795000%
Series C Preferred Stock	34.205000%	—%	65.795000%
Series D Term Preferred Stock	34.205000%	—%	65.795000%
Common Stock	—%	—%	100.000000%
For the Year Ended December 31, 2021
Series A Term Preferred Stock	54.534493%	—%	45.465507%
Series B Preferred Stock	54.534493%	—%	45.465507%
Series C Preferred Stock	54.534493%	—%	45.465507%
Series D Term Preferred Stock	54.534493%	—%	45.465507%
Common Stock	—%	—%	100.000000%
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenue for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands, except for footnotes):

	For the Years Ended December 31,
	2023	2022	2021
Fixed lease payments(1)	$83,695	$81,423	$69,998
Variable lease payments(2)	6,624	7,813	5,320
Lease revenue, net(3)	$90,319	$89,236	$75,318

Table of Content
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the years ended December 31, 2023, 2022, and 2021, we recorded participation rents of approximately $5.9 million, $7.7 million, and $5.2 million, respectively, and reimbursements of certain property operating expenses by tenants of approximately $688,000, $110,000, and $101,000, respectively. In addition, during the year ended December 31, 2023, we recorded late fees of approximately $46,000.
(3)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
NOTE 10.  EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2023, 2022, and 2021, computed using the weighted-average number of common shares outstanding during the respective periods. Earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss.

	For the Years Ended December 31,
(Dollars in thousands, except per-share amounts):	2023	2022	2021
Net loss attributable to common stockholders	$(9,852)	$(15,010)	$(8,763)
Weighted average shares of common stock outstanding – basic and diluted	35,733,742	34,563,460	30,357,268
Loss per common share – basic and diluted	$(0.28)	$(0.43)	$(0.29)
The weighted-average number of OP Units held by non-controlling OP Unitholders was 0, 61,714, and 166,067 for the years ended December 31, 2023, 2022, and 2021, respectively.
NOTE 11. SUBSEQUENT EVENTS
Portfolio Activity—Property Sale
On January 11, 2024, we completed the sale of a 3,748-acre farm in Martin County, Florida, for approximately $65.7 million. Including closing costs, we recognized a net gain on the sale of approximately $10.4 million.
2024 California Floods
In February 2024, certain parts of California, particularly the southern part of the state, experienced a “one-in-one-thousand year” rainfall event, as atmospheric river storms caused widespread flooding and mudslides in multiple areas. Certain of our farms in the state suffered minor damage as a result of the storms, but no farms were materially impacted.
Financing Activity
Debt Activity—Loan Maturities
Subsequent to December 31, 2023, we repaid $16.2 million in maturing bonds that bore interest at a weighted-average annual rate of 3.15%.
Equity Activity
The following table provides information on equity sales that have occurred subsequent to December 31, 2023 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series E Preferred Stock	10,340	$25.00	$259	$233
(1)Net of Selling Commissions and Dealer-Manager Fees or underwriting discounts and commissions (in each case, as applicable).

Table of Content
Distributions
On January 9, 2024, our Board of Directors authorized and we declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	January 23, 2024	January 31, 2024	$0.125
	February 21, 2024	February 29, 2024	0.125
	March 21, 2024	March 29, 2024	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	January 23, 2024	January 31, 2024	$0.125
	February 21, 2024	February 29, 2024	0.125
	March 21, 2024	March 29, 2024	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	January 23, 2024	January 31, 2024	$0.104167
	February 21, 2024	February 29, 2024	0.104167
	March 21, 2024	March 29, 2024	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Series E Preferred Stock:	January 25, 2024	February 5, 2024	$0.104167
	February 27, 2024	March 5, 2024	0.104167
	March 26, 2024	April 5, 2024	0.104167
Total Series E Preferred Stock Distributions:			$0.312501

Common Stock(1):	January 23, 2024	January 31, 2024	$0.0465
	February 21, 2024	February 29, 2024	0.0465
	March 21, 2024	March 29, 2024	0.0465
Total Common Stock Distributions:			$0.1395
(1)The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling OP Unitholders as of the above record dates.

Table of Content
GLADSTONE LAND CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(In Thousands)

			Initial Cost			Subsequent Capitalized Additions			Total Cost
Location and Description of Property	Date Acquired	Encumbrances	Land and Land Improvements	Buildings & Improvements	Permanent Plantings	Land Improvements	Buildings & Improvements	Permanent Plantings	Land and Land Improvements	Buildings & Improvements	Permanent Plantings	Total(1)	Accumulated Depreciation(2)
Santa Cruz County, California: Land & Improvements	6/16/1997	$7,219	$4,350	$—	$—	$—	$622	$—	$4,350	$622	$—	$4,972	$(429)
Ventura County, California: Land, Buildings & Improvements	9/15/1998	28,133	9,895	5,256	—	—	365	—	9,895	5,621	—	15,516	(4,983)
Santa Cruz County, California: Land & Improvements	1/3/2011	6,295	8,328	—	—	443	545	—	8,771	545	—	9,316	(259)
Hillsborough County, Florida: Land, Buildings & Improvements	9/12/2012	—	2,199	1,657	—	14	1,796	—	2,213	3,453	—	5,666	(1,820)
Monterey County, California: Land, Buildings & Improvements	10/21/2013	4,512	7,187	164	—	180	3,064	—	7,367	3,228	—	10,595	(1,110)
Cochise County, Arizona: Land, Buildings & Improvements	12/27/2013	1,263	6,168	572	—	8	5,697	—	6,176	6,269	—	12,445	(2,098)
Santa Cruz County, California: Land, Building & Improvements	6/13/2014	1,224	5,576	207	—	—	27	—	5,576	234	—	5,810	(208)
Ventura County, California: Land, Buildings & Improvements	7/23/2014	890	6,219	505	—	—	85	—	6,219	590	—	6,809	(343)
Kern County, California: Land & Improvements	7/25/2014	1,047	5,841	67	—	—	974	—	5,841	1,041	—	6,882	(555)
Manatee County, Florida: Land, Buildings & Improvements	9/29/2014	—	8,466	5,426	—	—	3,734	—	8,466	9,160	—	17,626	(4,408)
Ventura County, California: Land, Buildings & Improvements	10/29/2014	14,332	23,673	350	—	—	2,303	—	23,673	2,653	—	26,326	(1,049)
Ventura County, California: Land & Improvements	11/4/2014	—	5,860	92	—	—	2	—	5,860	94	—	5,954	(86)
Monterey County, California: Land, Buildings & Improvements	1/5/2015	10,673	15,852	582	—	(156)	1,488	—	15,696	2,070	—	17,766	(1,054)
Manatee County, Florida: Land, Buildings & Improvements	3/10/2015	—	2,403	1,871	—	—	369	—	2,403	2,240	—	4,643	(1,618)
Hendry County, Florida: Land, Buildings & Improvements	6/25/2015	10,356	14,411	789	—	—	—	—	14,411	789	—	15,200	(678)
Rock County, Nebraska: Land, Buildings & Improvements	8/20/2015	—	4,862	613	—	—	32	—	4,862	645	—	5,507	(515)
Holt County, Nebraska: Land, Buildings & Improvements	8/20/2015	—	4,690	786	—	—	76	—	4,690	862	—	5,552	(509)
Kern County, California: Land & Improvements	9/3/2015	14,863	18,893	497	—	688	6,607	1,418	19,581	7,104	1,418	28,103	(3,293)
Cochise County, Arizona: Land, Buildings & Improvements	12/23/2015	—	4,234	1,502	—	142	3,779	—	4,376	5,281	—	9,657	(1,702)
Saguache County, Colorado: Land, Buildings & Improvements	3/3/2016	880	16,756	8,348	—	—	1,486	—	16,756	9,834	—	26,590	(6,599)
Fresno County, California: Land, Improvements & Permanent plantings	4/5/2016	7,235	3,623	1,228	11,455	28	2,540	(25)	3,651	3,768	11,430	18,849	(4,237)
Saint Lucie County, Florida: Land, Buildings & Improvements	7/1/2016	—	4,165	971	—	—	—	—	4,165	971	—	5,136	(728)
Baca County, Colorado: Land & Buildings	9/1/2016	3,185	6,167	214	—	—	—	—	6,167	214	—	6,381	(104)
Merced County, Colorado: Land & Improvements	9/14/2016	7,007	12,845	504	—	—	190	—	12,845	694	—	13,539	(317)
Stanislaus County, Colorado: Land & Improvements	9/14/2016	7,591	14,114	45	—	59	463	—	14,173	508	—	14,681	(179)
Fresno County, California: Land, Improvements & Permanent plantings	10/13/2016	3,159	2,937	139	3,452	—	—	—	2,937	139	3,452	6,528	(1,317)
Baca County, Colorado: Land & Improvements	12/28/2016	6,157	11,430	278	—	—	—	—	11,430	278	—	11,708	(278)
Martin County, Florida: Land & Improvements	1/12/2017	16,200	52,443	1,627	—	—	—	—	52,443	1,627	—	54,070	(445)
Yuma County, Arizona Land & Improvements	6/1/2017	11,040	12,390	12,191	—	151	16,646	—	12,541	28,837	—	41,378	(7,952)

Table of Content

Fresno County, California: Land, Improvements & Permanent plantings	7/17/2017	6,160	5,048	777	7,818	3,614	2,209	(1,124)	8,662	2,986	6,694	18,342	(2,205)
Santa Barbara County, California: Land, Improvements & Permanent plantings	8/9/2017	3,225	4,559	577	397	(50)	377	1,484	4,509	954	1,881	7,344	(771)
Okeechobee County, Florida: Land & Improvements	8/9/2017	4,551	9,111	953	—	985	1,378	—	10,096	2,331	—	12,427	(1,073)
Walla Walla County, Washington: Land, Improvements & Permanent plantings	9/8/2017	4,230	5,286	401	3,739	(26)	—	68	5,260	401	3,807	9,468	(4,036)
Baca County, Colorado Land & Improvements	10/2/2017	—	924	—	—	—	—	—	924	—	—	924	—
Fresno County, California: Land, Improvements & Permanent plantings	12/15/2017	2,807	2,016	324	3,626	(1)	—	(3)	2,015	324	3,623	5,962	(2,169)
Kern County, California: Land & Improvements	1/31/2018	1,928	2,733	249	—	(4)	1,529	—	2,729	1,778	—	4,507	(431)
Collier & Hendry, Florida Land & Improvements	7/12/2018	19,951	36,223	344	—	1	—	—	36,224	344	—	36,568	(269)
Kings County, California: Land, Improvements & Permanent plantings	9/13/2018	3,898	3,264	284	3,349	5	—	5	3,269	284	3,354	6,907	(760)
Madera, California: Land, Improvements & Permanent plantings	11/1/2018	12,445	12,305	1,718	9,015	13	704	(563)	12,318	2,422	8,452	23,192	(1,602)
Hartley County, Texas: Land & Improvements	11/20/2018	—	7,320	1,054	—	3	96	—	7,323	1,150	—	8,473	(373)
Merced County, California: Land	12/6/2018	4,343	8,210	—	—	5	—	—	8,215	—	—	8,215	—
Madera County, California: Land & Improvements	4/9/2019	15,417	8,074	2,696	17,916	—	1,571	—	8,074	4,267	17,916	30,257	(4,554)
Allegran and Van Buren County, Michigan: Land & Improvements	6/4/2019	2,757	1,634	800	2,694	—	—	—	1,634	800	2,694	5,128	(841)
Yolo County, California: Land & Improvements	6/13/2019	4,632	5,939	665	2,648	—	—	—	5,939	665	2,648	9,252	(632)
Monterey County, California: Land & Improvements	7/11/2019	4,850	8,629	254	—	2,184	1,973	—	10,813	2,227	—	13,040	(324)
Martin County, Florida: Land & Improvements	7/22/2019	34,738	51,691	6,595	—	(2,629)	1	—	49,062	6,596	—	55,658	(2,244)
Fresno County, California: Land & Improvements	8/16/2019	37,156	24,772	13,410	31,420	(3)	1,332	10	24,769	14,742	31,430	70,941	(7,865)
Ventura County, California: Land & Improvements	8/28/2019	11,426	20,602	397	—	306	1,690	—	20,908	2,087	—	22,995	(559)
Napa County, California: Land & Improvements	8/29/2019	16,478	27,509	1,646	2,923	3,235	1,263	802	30,744	2,909	3,725	37,378	(1,592)
Hayes County, Nebraska: Land & Improvements	10/7/2019	2,907	4,750	264	—	16	1	—	4,766	265	—	5,031	(187)
Hayes & Hitchcock County, Nebraska: Land & Improvements	10/7/2019	5,478	9,275	431	—	20	1	—	9,295	432	—	9,727	(338)
Phillips County, Colorado: Land & Improvements	1/15/2020	4,377	6,875	660	—	—	7	—	6,875	667	—	7,542	(263)
Kern County, California: Land, Improvements & Permanent plantings	6/24/2020	7,846	12,521	1,325	370	—	121	—	12,521	1,446	370	14,337	(263)
Wicomico & Caroline County, Maryland, and Sussex County, Delaware: Land & Improvements	8/31/2020	4,147	6,703	626	—	—	460	—	6,703	1,086	—	7,789	(261)
Fresno County, California: Land & Improvements	9/3/2020	17,324	15,071	4,680	11,921	305	548	—	15,376	5,228	11,921	32,525	(2,700)
Fresno County, California: Land, Improvements & Permanent plantings	10/1/2020	17,369	7,128	9,206	15,242	8	441	16	7,136	9,647	15,258	32,041	(3,473)
Ventura County, California: Land & Improvements	12/15/2020	12,450	19,215	1,264	—	48	23	—	19,263	1,287	—	20,550	(347)
Tulare County, California: Land, Improvements & Permanent plantings	12/17/2020	9,292	26,952	6,420	28,152	36	9	37	26,988	6,429	28,189	61,606	(7,968)
Whatcom County, Washington: Land, Improvements, & Permanent plantings	12/24/2020	15,903	8,219	7,228	16,281	18	187	35	8,237	7,415	16,316	31,968	(4,179)
San Joaquin County, California: Land, Improvements, & Permanent plantings	12/24/2020	18,775	12,265	2,142	19,924	6	(996)	10	12,271	1,146	19,934	33,351	(5,969)
San Joaquin County, California: Land, Improvements, & Permanent plantings	3/11/2021	2,177	—	4,306	—	—	—	—	—	4,306	—	4,306	(1,038)
Tehama County, California Land & Improvements & Horticulture	4/5/2021	21,854	27,747	2,512	6,600	103	34	—	27,850	2,546	6,600	36,996	(2,037)

Table of Content

Kern County, California Land & Improvements & Horticulture	6/4/2021	8,612	21,810	2,514	25,984	65	368	—	21,875	2,882	25,984	50,741	(6,550)
Van Buren County, Michigan: Land & Improvements & Horticulture	6/9/2021	7,603	3,677	4,391	5,233	14	44	70	3,691	4,435	5,303	13,429	(967)
Kern County, California Land & Improvements & Horticulture	8/11/2021	14,040	5,690	8,156	16,154	11	46	—	5,701	8,202	16,154	30,057	(3,829)
Yamhill County, Oregon Land & Improvements & Horticulture	8/11/2021	6,318	2,854	2,493	6,972	8	28	—	2,862	2,521	6,972	12,355	(1,413)
St. Lucie County, Florida Land & Improvements & Horticulture	8/18/2021	3,061	2,494	601	2,146	99	135	140	2,593	736	2,286	5,615	(599)
Kern County, California Land & Improvements & Horticulture	12/3/2021	13,295	22,363	2,894	62,744	23	67	—	22,386	2,961	62,744	88,091	(5,494)
Charlotte County, FL Land & Improvements & Horticulture	12/16/2021	4,621	7,275	75	—	1,937	647	—	9,212	722	—	9,934	(42)
Glenn, California Land & Improvements	6/16/2022	—	16,184	1,298	5,933	34	600	—	16,218	1,898	5,933	24,049	(1,150)
Franklin & Grant, Washington Land & Improvements & Horticulture	7/21/2022	—	11,437	1,607	15,798	50	196	191	11,487	1,803	15,989	29,279	(3,792)
Umatilla, Oregon Land & Improvements & Horticulture	7/21/2022	—	344	564	2,858	14	132	1,056	358	696	3,914	4,968	(234)
Miscellaneous Investments	Various	25,337	39,771	11,689	10,031	263	6,879	2,709	40,035	18,567	12,740	71,342	(8,391)
		$577,039	$832,446	$156,971	$352,795	$12,273	$76,991	$6,336	$844,720	$233,961	$359,131	$1,437,812	$(142,657)
(1)The aggregate cost for land, buildings, improvements, and permanent plantings for federal income tax purposes is approximately $1.5 billion.
(2)The Company computes depreciation using the straight-line method over the shorter of the estimated useful life or 50 for buildings, improvements, and permanent plantings, and the shorter of the estimated useful life or 5 to 20 years for equipment and fixtures.
The following table reconciles the change in the balance of real estate during the years ended December 31, 2023 and 2022, respectively (dollars in thousands):

	2023	2022
Balance, beginning of period	$1,432,394	$1,357,800
Additions:
Acquisitions during the period	—	59,448
Improvements	10,578	20,030
Deductions:
Dispositions during period	(5,160)	(4,884)
Balance, end of period(1)	$1,437,812	$1,432,394
(1)Includes approximately $54.1 million of real estate held for sale, at cost, as of December 31, 2023.
The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2023 and 2022, respectively (dollars in thousands):

	2023	2022
Balance, beginning of period	$106,966	$74,002
Additions during period	36,050	34,175
Dispositions during period	(359)	(1,211)
Balance, end of period(1)	$142,657	$106,966
(1)Includes approximately $445,000 of accumulated depreciation related to real estate held for sale as of December 31, 2023.

Table of Content

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Refer to “Report of Management on Internal Controls over Financial Reporting,” located in Part II, Item 8 of this Form 10-K.
(c) Attestation Report of the Registered Public Accounting Firm
Refer to the “Report of Independent Registered Public Accounting Firm” located in Part II, Item 8 of this Form 10-K.
(d) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter or year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During the three months ended December 31, 2023, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Table of Content
PART III
We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2023. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2024 Proxy Statement under the captions “Election of Directors to Class of 2026,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” “Executive Officers,” and the sub-caption “Code of Ethics and Business Conduct.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2024 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” and the sub-caption “Compensation Committee Interlocks and Insider Participation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2024 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2024 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

Table of Content
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
 a.    DOCUMENTS FILED AS PART OF THIS REPORT
1.    The following financial statements are filed herewith:
Report of Management on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Equity for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
Notes to Financial Statements
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

Table of Content

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

4.7	Form of Indenture, incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (File No. 333-270901), filed on March 28, 2023.
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

10.10
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

10.12
First Amendment to Loan Agreement, dated as of February 3, 2022 by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-357954), filed on February 22, 2022

10.13
Second Amendment to Loan Agreement, dated as of December 14, 2023 by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender+

10.14
Amended and Restated Subscription Escrow Agreement, dated as of May 31, 2018, by and among Gladstone Land Corporation, Gladstone Land Securities, LLC, and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.

10.15
First Amendment to the Amended and Restated Escrow Agreement, dated as of February 20, 2020, by and between Gladstone Land Corporation and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

10.16
Second Amendment to the Escrow Agreement, dated as of November 9, 2022, by and between Gladstone Land Corporation and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on August 24, 2022.

Table of Content

10.17
Amended and Restated Dealer Manager Agreement, dated as of August 24, 2022, by and between Gladstone Land Corporation and Gladstone Securities, LLC, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on August 24, 2022.

10.18
Dealer Manager Agreement, dated as of November 9, 2022, by and between Gladstone Land Corporation and Gladstone Securities, LLC., incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on November 9, 2022

21	List of Subsidiaries of Gladstone Land Corporation.+
23	Consent of PricewaterhouseCoopers, LLP.+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++
97.1	Gladstone Land Corporation Compensation Recoupment Policy+
99.1	Estimated Value Methodology for Series E Cumulative Redeemable Preferred Stock at December 31, 2023 +
*	Certain information in this exhibit has been redacted pursuant to Item 601(b)(10) of Regulation S-K and the Company agrees to furnish to the Securities and Exchange Commission a complete copy of the exhibit, including the redacted portions, upon request.
+	Filed herewith.
++	Furnished herewith.

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 31, 2023, and December 31, 2022; (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022, and 2021; (iii) the Consolidated Statements of Equity for the years ended December 31, 2023, 2022, and 2021; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; and (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

Table of Content

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: February 20, 2024	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer

Date: February 20, 2024	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer, President, and
Chairman of the Board of Directors

Table of Content
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2024	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer, President, and Chairman of the Board of Directors (principal executive officer)

Date: February 20, 2024	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer (principal financial and accounting officer)

Date: February 20, 2024	By:	/s/ Paul Adelgren
Paul Adelgren
Director

Date: February 20, 2024	By:	/s/ Michela A. English
Michela A. English
Director

Date: February 20, 2024	By:	/s/ Paula Novara
Paula Novara
Director

Date: February 20, 2024	By:	/s/ John Outland
John Outland
Director

Date: February 20, 2024	By:	/s/ Anthony W. Parker
Anthony W. Parker
Director

Date: February 20, 2024	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr.
Director