Form 10-Q
period 2024-03-31
GLADSTONE LAND Corp
filed 2024-05-07
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 6, 2024, was 35,838,442.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2024

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Real estate, at cost	$1,384,228	$1,383,742
Less: accumulated depreciation	(149,608)	(142,212)
Total real estate, net	1,234,620	1,241,530
Lease intangibles, net	4,550	4,782
Real estate and related assets held for sale, net	—	53,626
Cash and cash equivalents	51,555	18,571
Other assets, net	72,785	68,815
TOTAL ASSETS	$1,363,510	$1,387,324

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$200	$200
Notes and bonds payable, net	551,954	573,911
Series D cumulative term preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of March 31, 2024, and December 31, 2023	59,621	59,519
Accounts payable and accrued expenses	8,401	10,298
Due to related parties, net	3,103	3,874
Other liabilities, net	16,912	19,909
Total Liabilities	640,191	667,711
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,456,065 shares authorized, 5,956,065 shares issued and outstanding as of March 31, 2024, and December 31, 2023	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,902,437 shares authorized, 10,156,509 shares issued and outstanding as of March 31, 2024, and December 31, 2023	10	10
Series E cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 15,998,400 shares authorized, 247,181 shares issued and outstanding as of March 31, 2024; 15,998,400 shares authorized, 235,841 shares issued and outstanding as of December 31, 2023	—	—
Common stock, $0.001 par value; 48,043,098 shares authorized, 35,838,442 shares issued and outstanding as of March 31, 2024, and December 31, 2023	36	36
Additional paid-in capital	856,455	856,206
Distributions in excess of accumulated earnings	(141,562)	(144,011)
Accumulated other comprehensive income	8,374	7,366
Total stockholders’ equity	723,319	719,613
Non-controlling interests in Operating Partnership	—	—
Total Equity	723,319	719,613
TOTAL LIABILITIES AND EQUITY	$1,363,510	$1,387,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
OPERATING REVENUES:
Lease revenue, net	$19,826	$21,202
Other operating revenue	426	—
Total operating revenues	20,252	21,202
OPERATING EXPENSES:
Depreciation and amortization	8,789	9,119
Property operating expenses	877	1,128
Base management fee	2,156	2,149
Administration fee	603	575
General and administrative expenses	566	786
Total operating expenses	12,991	13,757
OTHER INCOME (EXPENSE):
Other income	2,428	2,620
Interest expense	(5,555)	(6,036)
Dividends declared on cumulative term preferred stock	(755)	(755)
Gain (loss) on dispositions of real estate assets, net	10,273	(481)
Property and casualty loss, net	—	(1,016)
Loss from investments in unconsolidated entities	(85)	(27)
Total other income (expense), net	6,306	(5,695)
NET INCOME	13,567	1,750
Net income attributable to non-controlling interests	—	—
NET INCOME ATTRIBUTABLE TO THE COMPANY	13,567	1,750
Dividends declared on cumulative redeemable preferred stock	(6,118)	(6,068)
Loss on extinguishment of cumulative redeemable preferred stock	—	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,449	$(4,320)

INCOME (LOSS) PER COMMON SHARE:
Basic and diluted	$0.21	$(0.12)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	35,838,442	35,547,397

NET INCOME	$13,567	$1,750
Change in fair value related to interest rate hedging instruments	1,008	(1,648)
COMPREHENSIVE INCOME	14,575	102
Net income attributable to non-controlling interests	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$14,575	$102

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2024
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2023	5,956,065	$6	10,156,509	$10	235,841	$—	35,838,442	$36	$856,206	$(144,011)	$7,366	$719,613	$—	$719,613
Issuance of Series E Preferred Stock, net	—	—	—	—	11,340	—	—	—	249	—	—	249	—	249
Net income	—	—	—	—	—	—	—	—	—	13,567	—	13,567	—	13,567
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(6,118)	—	(6,118)	—	(6,118)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(5,000)	—	(5,000)	—	(5,000)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	1,008	1,008	—	1,008
Balance at March 31, 2024	5,956,065	$6	10,156,509	$10	247,181	$—	35,838,442	$36	$856,455	$(141,562)	$8,374	$723,319	$—	$723,319

	Three Months Ended March 31, 2023
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2022	5,956,065	$6	10,191,353	$10	—	$—	35,050,397	$35	$836,674	$(114,370)	$9,007	$731,362	$—	$731,362
Issuance of Series C Preferred Stock, net	—	—	14,069	—	—	—	—	—	318	—	—	318	—	318
Redemptions of Series C Preferred Stock, net	—	—	(9,820)	—	—	—	—	—	(223)	(2)	—	(225)	—	(225)
Issuance of Series E Preferred Stock, net	—	—	—	—	60,200	—	—	—	1,349	—	—	1,349	—	1,349
Issuance of common stock, net	—	—	—	—	—	—	663,585	1	12,945	—	—	12,946	—	12,946
Net income	—	—	—	—	—	—	—	—	—	1,750	—	1,750	—	1,750
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(6,068)	—	(6,068)	—	(6,068)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(4,904)	—	(4,904)	—	(4,904)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	(1,648)	(1,648)	—	(1,648)
Balance at March 31, 2023	5,956,065	$6	10,195,602	$10	60,200	$—	35,713,982	$36	$851,063	$(123,594)	$7,359	$734,880	$—	$734,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,567	$1,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,789	9,119
Amortization of debt issuance costs	243	261
Amortization of deferred rent assets and liabilities, net	492	(32)
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	23	23
Loss from investments in unconsolidated entities	85	27
Bad debt expense	12	32
(Gain) loss on dispositions of real estate assets, net	(10,273)	481
Property and casualty loss, net	—	1,016
Changes in operating assets and liabilities:
Other assets, net	(3,750)	(2,586)
Accounts payable and accrued expenses and Due to related parties, net	(2,904)	(6,367)
Other liabilities, net	(2,864)	990
Net cash provided by operating activities	3,420	4,714
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on existing real estate assets	(1,478)	(2,871)
Proceeds from dispositions of real estate assets, net	63,997	—
Deposits on prospective real estate acquisitions and investments	—	(145)
Net cash provided by (used in) investing activities	62,519	(3,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes and bonds payable	(22,071)	(27,570)
Payments of financing fees	(11)	—
Proceeds from issuance of preferred and common equity	284	14,690
Offering costs	(40)	(361)
Redemptions of cumulative redeemable preferred stock	—	(225)
Dividends paid on cumulative redeemable preferred stock	(6,117)	(5,741)
Distributions paid on common stock	(5,000)	(4,904)
Net cash used in financing activities	(32,955)	(24,111)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,984	(22,413)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,571	61,141
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,555	$38,728

NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	$689	$712
Tenant-funded improvements included within Real estate, at cost	—	25
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	—	93
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	19	—
Dividends paid on Series C Preferred Stock via additional share issuances	—	320

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of March 31, 2024, and December 31, 2023, the Company owned 100.0% of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the three months ended March 31, 2024, and for the tax year ended December 31, 2023, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2024 (the “Form 10-K”). The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Recently-Issued Accounting Pronouncements
As of March 31, 2024, there were no recently-issued accounting pronouncements that had a material impact on our condensed consolidated financial statements.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS

All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 168 farms we owned as of March 31, 2024 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water Assets	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,844	32,321	49,076	$846,399	$385,369
Florida	25	18,720	13,891	0	167,060	78,143
Washington	6	2,520	2,004	0	58,847	20,076
Arizona(6)	6	6,320	5,333	0	51,445	12,059
Colorado	12	32,773	25,577	0	45,847	14,318
Nebraska	9	7,782	7,050	0	30,403	10,135
Oregon(7)	6	898	736	0	29,429	11,237
Michigan	23	1,892	1,245	0	22,830	13,694
Texas	1	3,667	2,219	0	8,082	—
Maryland	6	987	863	0	8,019	4,282
South Carolina	3	597	447	0	3,519	2,124
Georgia	2	230	175	0	2,593	1,623
North Carolina	2	310	295	0	2,107	—
New Jersey	3	116	101	0	2,085	1,221
Delaware	1	180	140	0	1,293	687
	168	111,836	92,397	49,076	$1,279,958	$554,968
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Specifically, includes Total real estate, net (excluding improvements paid for by the tenant) and Lease intangibles, net; plus long-term water assets and related acquisition costs, net above-market lease values, lease incentives, and investments in special-purpose LLCs included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Condensed Consolidated Balance Sheets.
(2)Excludes approximately $2.8 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of March 31, 2024, this investment had a net carrying value of approximately $946,000 and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(4)Includes eight acres in which we own a leasehold interest via a ground lease with a private individual that expires in December 2040 and five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. As of March 31, 2024, these two ground leases had a net cost basis of approximately $680,000 and are included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets.
(5)Includes 46,003 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, and 3,073 surplus water credits in our account with Westlands Water District, located in Fresno County, California. See “—Investments in Water Assets” below for additional information.
(6)Includes two farms consisting of 1,368 total acres and 1,221 farm acres in which we own leasehold interests via two ground leases with the State of Arizona that expire in February 2025 and February 2032, respectively. As of March 31, 2024, these ground leases had an aggregate net cost basis of approximately $293,000 and are included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets.
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of March 31, 2024, this investment had a net carrying value of approximately $4.7 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of March 31, 2024, and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Real estate:
Land and land improvements	$792,310	$792,277
Permanent plantings	358,535	359,131
Irrigation and drainage systems	169,639	168,545
Farm-related facilities	50,508	50,517
Other site improvements	13,236	13,272
Real estate, at cost	1,384,228	1,383,742
Accumulated depreciation	(149,608)	(142,212)
Total real estate, net	$1,234,620	$1,241,530
Real estate depreciation expense on these tangible assets was approximately $8.5 million and $8.9 million for the three months ended March 31, 2024 and 2023, respectively.

Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of March 31, 2024, and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Lease intangibles:
Leasehold interest – land	$3,372	$4,295
In-place lease values	2,470	2,470
Leasing costs	3,017	3,017
Other(1)	140	141
Lease intangibles, at cost	8,999	9,923
Accumulated amortization	(4,449)	(5,141)
Lease intangibles, net	$4,550	$4,782
(1)Other includes tenant relationships and acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $231,000 and $252,000 for the three months ended March 31, 2024 and 2023, respectively,
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of March 31, 2024, and December 31, 2023 (dollars in thousands):

	March 31, 2024		December 31, 2023
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values and lease incentives(1)	$5,781	$(2,484)	$5,342	$(1,849)
Below-market lease values and other deferred revenue(2)	(1,944)	665	(1,944)	624
	$3,837	$(1,819)	$3,398	$(1,225)
(1)Net above-market lease values and lease incentives are included as part of Other assets, net on the accompanying Condensed Consolidated Balance Sheets, and the related amortization is recorded as a reduction of Lease revenue, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)Net below-market lease values and other deferred revenue are included as a part of Other liabilities, net on the accompanying Condensed Consolidated Balance Sheets, and the related accretion is recorded as an increase to Lease revenue, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
Total amortization related to above-market lease values and lease incentives was approximately $635,000 and $159,000 for the three months ended March 31, 2024 and 2023, respectively. Total accretion related to below-market lease values and other deferred revenue was approximately $41,000 and $44,000 for the three months ended March 31, 2024 and 2023, respectively.
Acquisitions
We did not acquire any new farms during either of the three months ended March 31, 2024 or 2023.
Property Sale
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
As of March 31, 2024, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.0% and 20.4%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.

During the three months ended March 31, 2024 or 2023, we recorded an aggregate loss of approximately $85,000 and $27,000, respectively (included in Loss from investments in unconsolidated entities on our Condensed Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. As of March 31, 2024, and December 31, 2023, our combined ownership interest in the Fresno LLC and Umatilla LLC had an aggregate carrying value of approximately $5.7 million and $5.8 million, respectively, and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Investments in Water Assets
In connection with the acquisition of certain farmland located in Kern County, California, we also acquired three contracts to purchase an aggregate of 45,000 acre-feet of banked water held by Semitropic Water Storage District (“SWSD”), a water storage district located in Kern County, California. We subsequently executed all three contracts to purchase all 45,000 acre-feet of banked water for an aggregate additional cost of approximately $2.8 million. In addition, during the three months ended December 31, 2023, we obtained another contract to purchase an additional 1,003 acre-feet of banked water held by SWSD, which was conveyed to us by one of our tenants as partial consideration for a rent payment owed. We subsequently executed the contract to purchase all 1,003 acre-feet of banked water for an aggregate cost of approximately $61,000.
All acquired banked water was recognized at cost, including the subsequent cost to execute the contracts and any administrative fees necessary to transfer the water to our banked water account. As of March 31, 2024, the 46,003 acre-feet of banked water held by SWSD was recognized as a long-term water asset and had an aggregate carrying value of approximately $35.4 million (included within Other assets, net on our Consolidated Balance Sheets).
In addition, from May 2023 through March 2024, we elected to participate in a groundwater recharge program established by Westlands Water District (“WWD”), a water district located in Fresno County, California. Under the program, WWD paid for surplus surface water to be delivered to individual landowners’ properties with district-approved groundwater recharge facilities, also known as “water banks.” The landowner was allowed to keep 50% of the net amount of groundwater credits generated under the program (after allowing for certain leave-behind and evaporative losses), and the remaining 50% was used to recharge the aquifer and retained by WWD. Delivery of water under this program was subject to surplus water availability at WWD’s discretion. WWD terminated the program for the 2024 water year effective March 5, 2024. Through March 31, 2024, we have obtained 2,524 acre-feet of water credits, which represents 50% of the total net water credits generated and confirmed by WWD under the program as of such date. As of March 31, 2024, these water credits were recognized as a long-term water asset and had an aggregate carrying value of approximately $716,000 (included within Other assets, net on our Condensed Consolidated Balance Sheets). In addition, as a result of being granted these water credits in exchange for transferring and storing this surplus water on behalf of WWD, we recognized approximately $426,000 of non-cash revenue during the three months ended March 31, 2024, which represents the estimated fair value of the water credits obtained during the period. No such revenue was recorded during the prior-year period.
During 2023, we also entered into various other agreements with certain third parties (including local water districts and private individuals) to either buy water directly, buy a portion of other water districts’ surface water allocations in future years in which allocations are granted, or to store surface water on others’ behalf in one of our groundwater recharge facilities in exchange for a portion of the net groundwater credits produced and recognized by the respective water district. Through March 31, 2024, we have obtained 549 acre-feet of water credits as a result of these agreements, which were recognized as a long-term water asset with an aggregate carrying value of approximately $166,000 (included within Other assets, net on our Condensed Consolidated Balance Sheets).
As of March 31, 2024, and December 31, 2023, we owned a total of 49,076 acre-feet and 46,400 acre-feet, respectively, of long-term water assets, and our investments in these long-term water assets had an aggregate carrying value of approximately $35.4 million and $34.6 million, respectively, and are included within Other assets, net on our Condensed Consolidated Balance Sheets.
We have invested approximately $1.5 million to construct groundwater recharge facilities on two of our farms, which is included within Real estate, at cost on our Condensed Consolidated Balance Sheets. In addition, through March 31, 2024, we have invested an additional $2.3 million in the aggregate in connection with these agreements that are expected to result in additional groundwater credits in the future; however, the amount and timing of these credits, if any, is currently unknown and is dependent upon and subject to the recognition of such credits by the respective water districts, in their sole discretion. Such costs are held in a deferred asset account (also included within Other assets, net on our Condensed Consolidated Balance Sheets) until the related net water credits become estimable and are recognized by the respective water district, at which time the costs would be reclassed to investments in long-term water assets.
Portfolio Concentrations
Credit Risk

As of March 31, 2024, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10% of the total lease revenue recorded during the three months ended March 31, 2024.
Geographic Risk
Farms located in California and Florida accounted for approximately $13.2 million (66.5%) and $3.1 million (15.6%), respectively, of the total lease revenue recorded during the three months ended March 31, 2024. We seek to continue to further diversify geographically, as may be desirable or feasible. If an unexpected natural disaster (such as an earthquake, wildfire, flood, or hurricane) occurs or climate change impacts the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. To date, none of our farms have been materially impacted by natural disasters. See “—California Floods” below for a discussion on damage caused on certain of our farms by the January 2023 floods that occurred in California. Besides California and Florida, no other single state accounted for more than 10.0% of the total lease revenue recorded during the three months ended March 31, 2024.
California Floods
In January 2023, periods of heavy rainfall in California resulted in floods that impacted several areas of the state, including regions where certain of our farms are located. As a result of the flooding, one of our farms in the Central Valley suffered damage to certain structures located on the farm, and we estimated the carrying value of such structures to be approximately $855,000. As such, during the year ended December 31, 2023, we wrote down the carrying value of these structures and also recorded a corresponding property and casualty loss, included within Property and casualty loss, net on our Condensed Consolidated Statements of Operations and Comprehensive Income. Certain of our other farms in California suffered minor damage as a result of the floods, but no other farms were materially impacted.
In addition, in February 2024, certain parts of California, particularly the southern part of the state, experienced a “one-in-one-thousand year” rainfall event, as atmospheric river storms caused widespread flooding and mudslides in multiple areas. Certain of our farms suffered minor damage as a result of the storms, but no farms were materially impacted.
Impairment
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. As of March 31, 2024, and December 31, 2023, we concluded that none of our properties or investments in water assets were impaired. There have been no impairments recognized on our real estate assets since our inception.
NOTE 4. BORROWINGS
Our borrowings as of March 31, 2024, and December 31, 2023, are summarized below (dollars in thousands):

	Carrying Value as of		As of March 31, 2024
	March 31, 2024	December 31, 2023	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Variable-rate revolving lines of credit	$200	$200	7.33%	12/15/2033

Notes and bonds payable:
Fixed-rate notes payable	$518,444	$524,199	2.45%-6.97%; 3.73%	9/1/2024–7/1/2051; May 2033
Fixed-rate bonds payable	36,324	52,640	3.13%–4.57%; 3.86%	8/30/2024–12/30/2030; October 2027
Total notes and bonds payable	554,768	576,839
Debt issuance costs – notes and bonds payable	(2,814)	(2,928)	N/A	N/A
Notes and bonds payable, net	$551,954	$573,911

Total borrowings, net	$552,154	$574,111
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of March 31, 2024, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.1 billion. The weighted-average stated interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.81% for the three months ended March 31, 2024, as compared to 3.77% for the three months ended March 31, 2023. In addition, 2023 interest patronage from our Farm

Credit Notes Payable (as defined below) resulted in a 22.0% reduction (approximately 101 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage” for further discussion on interest patronage.
As of March 31, 2024, we were in compliance with all covenants applicable to the above borrowings.
MetLife Facility
As amended, our credit facility with Metropolitan Life Insurance Company (“MetLife”) consists of $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit”), a $75.0 million long-term note payable (the “2020 MetLife Term Note”), and a $100.0 million long-term note payable (the “2022 MetLife Term Note,” and together with the MetLife Lines of Credit and the 2020 MetLife Term Note, the “MetLife Facility”).
The following table summarizes the pertinent terms of the MetLife Facility as of March 31, 2024 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		12/15/2033	$200	3M SOFR + 2.00%	(2)	$74,800
2020 MetLife Term Note	75,000	(3)	1/5/2030	36,900	2.75%, fixed through 1/4/2030	(4)	38,100
2022 MetLife Term Note	100,000	(3)	1/5/2032	—	(4)		100,000
Totals	$250,000			$37,100			$212,900
(1)Based on the properties that were pledged as collateral under the MetLife Facility, as of March 31, 2024, the maximum additional amount we could draw under the facility was approximately $110.2 million.
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
Farmer Mac Facility
Through certain subsidiaries of our Operating Partnership, we have entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”) for a secured note purchase facility (the “Farmer Mac Facility”). As amended from time to time, the Farmer Mac Facility currently provides for bond issuances up to an aggregate amount of $225.0 million. Pursuant to the Bond Purchase Agreement, as further amended on June 2, 2023, we may issue new bonds under the Farmer Mac Facility through December 31, 2026, and the final maturity date for new bonds issued under the facility will be the date that is ten years from the applicable issuance date. We did not issue any new bonds under the Farmer Mac Facility during the three months ended March 31, 2024.
As of March 31, 2024, we had approximately $36.3 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with various different Farm Credit associations (collectively, “Farm Credit”). We did not enter into any new loan agreements with Farm Credit during the three months ended March 31, 2024.
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
During the three months ended March 31, 2024, we recorded interest patronage of approximately $1.9 million related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2023, and during the three months ended September 30, 2023, we received approximately $111,000 of interest patronage, as certain Farm Credit associations paid a portion of the 2023 interest patronage (which relates to interest accrued during 2023 but is typically paid during the first half of 2024) early. In total, 2023 interest patronage resulted in a 22.0% reduction (approximately 101 basis points) to the interest rates on such borrowings. Interest patronage is paid at Farm Credit’s discretion, and we are therefore unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2024 on our Farm Credit Notes Payable.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of March 31, 2024, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining nine months ending December 31:	2024	$18,570
For the fiscal years ending December 31:	2025	38,982
	2026	18,124
	2027	51,325
	2028	77,731
	2029	153,213
	Thereafter	196,823
		$554,768
During the three months ended March 31, 2024, we repaid approximately $16.2 million of bonds that were scheduled to mature. On a weighted-average basis, these borrowings bore interest at an annual rate of 3.15%.
Fair Value
Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement (Subtopic 820)” (“ASC 820”), provides a definition of fair value that focuses on the exchange (exit) price of an asset or liability in the principal, or most advantageous market, and prioritizes the use of market-based inputs to the valuation. ASC 820-10 establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
As of March 31, 2024, the aggregate fair value of our notes and bonds payable was approximately $506.8 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $554.8 million. The fair value of our notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of March 31, 2024, is deemed to approximate their aggregate carrying value of $200,000.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the Financial Accounting Standards Board’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of March 31, 2024, our interest rate swaps were valued using Level 2 inputs.
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
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2024, and December 31, 2023 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of March 31, 2024	4	$69,809
As of December 31, 2023	4	70,229
The following table presents the fair value of our interest rate swaps as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$8,374	$7,366
Total		$8,374	$7,366
The following table presents the amount of income (loss) recognized in comprehensive income within our condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Derivative in cash flow hedging relationship:
Interest rate swaps	$1,008	$(1,648)
Total	$1,008	$(1,648)
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2024, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
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
As of March 31, 2024, the fair value of our Series D Term Preferred Stock was approximately $57.9 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on March 31, 2024, of $23.96.

For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the three months ended March 31, 2024, see Note 8, “Equity—Distributions.”
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
We did not pay any financing fees to Gladstone Securities during either of the three months ended March 31, 2024 or 2023. Through March 31, 2024, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
Dealer-Manager Agreement
We have entered into a dealer-manager agreement with Gladstone Securities (the “Dealer-Manager Agreement”), pursuant to which Gladstone Securities serves as our exclusive dealer-manager in connection with the offering of our Series E Preferred Stock (as defined in Note 8, “Equity—Equity Issuances”).
Pursuant to the Dealer-Manager Agreement, Gladstone Securities provides certain sales, promotional, and marketing services to us in connection with the offering of the Series E Preferred Stock, and we generally paid or pay Gladstone Securities the following:
iselling commissions of up to 7.0% of the gross proceeds from sales in the offering (the “Selling Commissions”), and iia dealer-manager fee of 3.0% of the gross proceeds from sales in the offering (the “Dealer-Manager Fees”).
Gladstone Securities may, in its sole discretion, remit all or a portion of the Selling Commissions and also reallow all or a portion of the Dealer-Manager Fees to participating broker-dealers and wholesalers in support of the offerings. The terms of the Dealer-Manager Agreement were approved by our board of directors, including its independent directors.
The following table summarizes the total Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities during the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Series E Preferred Stock	$28	$149
Total Selling Commissions and Dealer-Manager Fees	$28	$149

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
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Base management fee(1)(2)	$2,156	$2,149
Total fees to our Adviser	$2,156	$2,149

Administration fee(1)(2)	$603	$575

Selling Commissions and Dealer-Manager Fees(1)(3)	$28	$149
Total fees to Gladstone Securities	$28	$149
(1)Pursuant to the agreements with the respective related-party entities, as discussed above.
(2)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)Included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023, were as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Base management fee	$2,156	$2,156
Incentive fee	—	982
Other, net(1)	66	49
Total due to Adviser	2,222	3,187
Administration fee	603	546
Cumulative accrued but unpaid portion of prior Administration Fees(2)	278	141
Total due to Administrator	881	687
Total due to related parties(3)	$3,103	$3,874
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
NOTE 8. EQUITY
Registration Statement
On March 6, 2020, we filed a universal shelf registration statement on Form S-3 (File No. 333-236943) with the SEC (the “2020 Registration Statement”). The 2020 Registration Statement, which was declared effective by the SEC on April 1, 2020, permitted us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. Under the 2020 Registration Statement, we issued a total of 10,254,072 shares of Series C Preferred Stock (defined below) for gross proceeds of approximately $253.9 million, 2,415,000 shares of Series D Term Preferred Stock for gross proceeds of approximately $60.4 million, 77,841 shares of Series E Preferred Stock for gross proceeds of approximately $1.9 million, and 14,367,524 shares of common stock (including common stock issued to redeem OP Units) for gross proceeds of approximately $280.9 million.
On March 28, 2023, we filed a universal shelf registration statement on Form S-3, as amended (File No. 333-270901), with the SEC (the “2023 Registration Statement”) to replace the 2020 Registration Statement. The 2023 Registration Statement, which was declared effective by the SEC on April 13, 2023, permits us to issue up to an aggregate of $1.5 billion in securities consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more securities. Through March 31, 2024, we have issued a total of 170,940 shares of Series E Preferred Stock (defined below) for gross proceeds of approximately $4.3 million and 124,460 shares of common stock for gross proceeds of approximately $2.2 million under the 2023 Registration Statement. See Note 11, “Subsequent Events,” for equity issuances completed subsequent to March 31, 2024.
Equity Issuances
Series C Preferred Stock
On April 3, 2020, we filed a prospectus supplement with the SEC for a continuous public offering (the “Series C Offering”) of our newly-designated 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”). Under the Series C Offering, as amended, we were permitted us to sell up to 10,200,000 shares of our Series C Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share (the “Primary Series C Offering”) and up to 200,000 additional shares of our Series C Preferred Stock pursuant to our dividend reinvestment plan (the “DRIP”) at a price of $22.75 per share. The Primary Series C Offering terminated on December 31, 2022, with substantially all of the allotted 10,200,000 shares being sold resulting in total gross proceeds, exclusive of redemptions, of approximately $252.6 million and net proceeds, after deducting commissions, dealer-manager fees, and offering expenses payable by us, of approximately $230.5 million. The Series C Preferred Stock DRIP was terminated effective March 22, 2023.
We listed the Series C Preferred Stock on Nasdaq under the ticker symbol “LANDP,” and trading commenced on June 8, 2023.
During the three months ended March 31, 2023, we issued approximately 14,069 shares of the Series C Preferred Stock pursuant to the DRIP and redeemed 9,820 shares that were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $225,000.
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
The following table provides information on sales of our Series E Preferred Stock during the three months ended March 31, 2024 and 2023 (dollars in thousands, except per-share amounts):

	Three Months Ended March 31,
	2024	2023
Number of shares sold	11,340	60,200
Weighted-average offering price per share	$25.00	$24.98
Gross proceeds	$284	$1,504
Net proceeds(1)	$255	$1,355
(1)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.
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
Common Stock
At-the-Market Program

We have entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Virtu Americas LLC and Ladenburg & Co. Inc. (each a “Sales Agent”), that, as amended, currently permit us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $500.0 million (the “ATM Program”). The following table provides information on shares of common stock sold by the Sales Agents under the ATM Program during the three months ended March 31, 2024 and 2023 (dollars in thousands, except per-share amounts):

	Three Months Ended March 31,
	2024	2023
Number of shares sold	—	663,585
Weighted-average offering price per share	$—	$19.72
Gross proceeds	$—	$13,084
Net proceeds(1)	$—	$12,953
(1)Net of underwriting commissions.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of March 31, 2024, and December 31, 2023, we owned 100.0% of the outstanding OP Units.
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
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the three months ended March 31, 2024 and 2023 are reflected in the table below.

	Three Months Ended March 31,
Issuance	2024	2023
Series B Preferred Stock	$0.375	$0.375
Series C Preferred Stock	0.375	0.375
Series D Term Preferred Stock(1)	0.312501	0.312501
Series E Term Preferred Stock	0.312501	0.312501
Common Stock(2)	0.1395	0.1377
(1)Dividends are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders, if any, as of the applicable date of record.
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenue for the three months ended March 31, 2024 and 2023 (dollars in thousands, except for footnotes):

	Three Months Ended March 31,
	2024	2023
Fixed lease payments(1)	$19,593	$20,960
Variable lease payments(2)	233	242
Lease revenue, net(3)	$19,826	$21,202
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments primarily consist of participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three months ended March 31, 2024, and 2023, we recorded participation rents of approximately $0 and $195,000, respectively, and reimbursements of certain property operating expenses by tenants of approximately $233,000 and $37,000, respectively. In addition, during the three months ended March 31, 2023, we recorded approximately $10,000 of late fees.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023, computed using the weighted average number of common shares outstanding during the respective periods. Earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss.

	Three Months Ended March 31,
(Dollars in thousands, except per-share amounts):	2024	2023
Net income (loss) attributable to common stockholders	$7,449	$(4,320)
Weighted average shares of common stock outstanding – basic and diluted	35,838,442	35,547,397
Income (loss) per common share – basic and diluted	$0.21	$(0.12)
There were no OP Units held by non-controlling OP Unitholders for either of the three months ended March 31, 2024 or 2023.
NOTE 11. SUBSEQUENT EVENTS
Distributions
On April 9, 2024, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	April 19, 2024	April 30, 2024	$0.125
	May 17, 2024	May 31, 2024	0.125
	June 19, 2024	June 28, 2024	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	April 19, 2024	April 30, 2024	$0.125
	May 17, 2024	May 31, 2024	0.125
	June 19, 2024	June 28, 2024	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	April 19, 2024	April 30, 2024	$0.104167
	May 17, 2024	May 31, 2024	0.104167
	June 19, 2024	June 28, 2024	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Series E Preferred Stock:	April 22, 2024	May 3, 2024	$0.104167
	May 23, 2024	June 5, 2024	0.104167
	June 25, 2024	July 5, 2024	0.104167
Total Series E Preferred Stock Distributions:			$0.312501

Common Stock(1):	April 19, 2024	April 30, 2024	$0.0466
	May 17, 2024	May 31, 2024	0.0466
	June 19, 2024	June 28, 2024	0.0466
Total Common Stock Distributions			$0.1398
(1)The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling OP Unitholders as of the above record dates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely,” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”), except as required by law.

This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We have not independently verified the information contained in such sources
All references to “we,” “our,” “us” and the “Company” in this Quarterly Report mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term refers only to Gladstone Land Corporation.
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 168 farms comprised of 111,836 acres located across 15 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
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
Portfolio Diversification
Our farmland portfolio currently consists of 168 farms leased to 93 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The following table summarizes the different geographic locations (by state) of our farms owned as of and during the three months ended March 31, 2024 and 2023 (dollars in thousands):

	As of and For the Three Months Ended March 31, 2024					As of and For the Three Months Ended March 31, 2023
State	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,844	31.2%	$13,180	66.5%	63	34,844	30.1%	$13,606	64.2%
Florida	25	18,720	16.7%	3,086	15.6%	26	22,606	19.5%	3,713	17.5%
Washington	6	2,520	2.2%	1,062	5.3%	6	2,529	2.2%	1,162	5.5%
Colorado	12	32,773	29.3%	661	3.3%	12	32,773	28.3%	597	2.8%
Arizona	6	6,320	5.6%	569	2.9%	6	6,320	5.5%	563	2.7%
Oregon	6	898	0.8%	566	2.8%	6	898	0.8%	518	2.4%
Michigan	23	1,892	1.7%	240	1.2%	23	1,892	1.6%	246	1.2%
Maryland	6	987	0.9%	115	0.6%	6	987	0.8%	115	0.5%
Texas	1	3,667	3.3%	112	0.6%	1	3,667	3.2%	112	0.5%
South Carolina	3	597	0.5%	61	0.3%	3	597	0.5%	61	0.3%
Georgia	2	230	0.2%	56	0.3%	2	230	0.2%	56	0.3%
North Carolina	2	310	0.3%	42	0.2%	2	310	0.3%	33	0.2%
New Jersey	3	116	0.1%	32	0.2%	3	116	0.1%	32	0.1%
Nebraska	9	7,782	7.0%	25	0.1%	9	7,782	6.7%	369	1.7%
Delaware	1	180	0.2%	19	0.1%	1	180	0.2%	19	0.1%
TOTALS	168	111,836	100.0%	$19,826	100.0%	169	115,731	100.0%	$21,202	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual, semi-annual, or quarterly basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 105 of our farms are leased on a pure, triple-net basis, 45 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, or insurance costs), 11 farms are direct-operated, and 4 farms are vacant. Additionally, 27 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms (though such leases generally include a guarantee of a minimum amount of rental income).
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of March 31, 2024 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring Leased Acreage	% of Total Acreage	Lease Revenue for the Three Months Ended March 31, 2024	% of Total Lease Revenue
2024	7	7,891	7.1%	$1,782	9.0%
2025	11	20,729	18.5%	1,597	8.1%
2026	11	11,706	10.5%	1,300	6.6%
2027	7	8,403	7.5%	2,419	12.2%
2028	14	5,198	4.6%	1,395	7.0%
2029	7	2,052	1.8%	1,336	6.7%
Thereafter	42	54,298	48.6%	9,871	49.8%
Other(2)	14	773	0.7%	126	0.6%
Terminated/expired leases	—	786	0.7%	—	—%
Totals	113	111,836	100.0%	$19,826	100.0%
(1)Certain lease agreements encompass multiple farms.

(2)Primarily consists of ancillary leases (e.g., renewable energy leases; oil, gas, and mineral leases; telecommunications leases; etc.) with varying expirations on certain of our farms.
We currently have five agricultural leases scheduled to expire within the next six months. We are currently in negotiations with the existing tenants on the farms, as well as other potential tenants, and we anticipate being able to renew the leases at their respective current market rental rates without incurring any downtime on the farms. Regarding all vacancies and upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity—Existing Properties
Property Sale
On January 11, 2024, we completed the sale of a 3,748-acre farm in Martin County, Florida, for approximately $65.7 million. Including closing costs, we recognized a net gain on the sale of approximately $10.4 million. During the three months ended March 31, 2024 and 2023, we recorded lease revenue related to this farm of approximately $0 and $732,000, respectively.
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since January 1, 2024, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
CA & CO	4	6,344	$5,444	1	3 / 1 / 0	$4,645	6.1	1	3 / 1 / 0
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
Vacant, Direct-operated, and Non-accrual Properties
During a portion of the three months ended March 31, 2024, we had 20 farms (5 in California, 14 in Michigan, and 1 in Washington) that were either vacant or on which lease revenues were recognized on a cash basis (due to credit issues with two tenants causing us to determine that the full collectability of the remaining rental payments under the respective leases were not deemed to be probable).
During the three months ended March 31, 2024, we recorded lease revenue related to the aforementioned farms of approximately $293,000 (including no participation rents), as compared to approximately $1.0 million (including approximately $72,000 of participation rents) during the prior-year period.
During the three months ended March 31, 2024, we entered into a lease agreement with a new tenant on one of the California farms, and subsequent to March 31, 2024, we entered into a short-term management agreement with an unrelated third-party to operate 11 farms in Michigan. As such, currently, 4 farms (3 in Michigan and 1 in Washington) are vacant, 11 farms in Michigan are direct-operated, and 4 farms in California remain on non-accrual status.
Regarding vacant and direct-operated farms, we are exploring both leasing and selling options, and we are in discussions with both potential tenants and potential buyers for these farms. We currently expect to come to agreements within the next six months on these farms; however, there can be no guarantee that we will be able to reach lease or sale agreements with tenants or buyers at favorable terms, or at all.
Regarding the properties currently on non-accrual status, the tenant on two of the four farms is current with their rental payments to us. We are continuing to work with the tenant leasing the other two farms and will seek to come to an agreement for the remaining rental payments, if possible. Such agreement, if one can be reached, may include placing the tenant on a payment plan, deferring a portion of the rent owed to us, or agreeing to terminate the lease. In the event of a termination, we estimate that we would be able to find new tenants to lease each of these properties to at market rental rates within 1 to 12 months.
Water Asset Acquisitions

In addition, from March 2023 through March 2024, we elected to participate in a groundwater recharge program established by Westlands Water District (“WWD”), a water district located in Fresno County, California. Under the program, WWD paid for surplus surface water to be delivered to individual landowners’ properties with district-approved groundwater recharge facilities, also known as “water banks.” The landowner was allowed to keep 50% of the net amount of groundwater credits generated under the program (after allowing for certain leave-behind and evaporative losses), and the remaining 50% would be used to recharge the aquifer and retained by WWD. Delivery of water under this program was subject to surplus water availability at WWD’s discretion. WWD terminated the program for the 2024 water year effective March 5, 2024. To date, we have obtained 2,524 acre-feet of water credits, which represents 50% of the total net water credits generated and confirmed by WWD under the program thus far, at a total carrying value of approximately $716,000. In addition, as a result of being granted these water credits in exchange for transferring and storing this surplus water on behalf of WWD, we recorded approximately $426,000 of non-cash revenue during the three months ended March 31, 2024, which represents the estimated fair value of the water credits obtained during the period.
During 2023, we also entered into various other agreements with certain third parties (including local water districts and private individuals) to either buy water directly, buy a portion of other water districts’ surface water allocations in future years in which allocations are granted, or to store surface water on others’ behalf in one of our groundwater recharge facilities in exchange for a portion of the net groundwater credits produced and recognized by the respective water district. To date, we have obtained 549 acre-feet of water credits as a result of these agreements at a total carrying value of approximately $166,000.
We currently own a total of 49,076 acre-feet of long-term water assets, and our investments in these long-term water assets have an aggregate carrying value of approximately $35.4 million.
To date, we have invested approximately $1.5 million to construct groundwater recharge facilities on two of our farms, and we have invested an additional $2.3 million in the aggregate in connection with these agreements that are expected to result in additional groundwater credits in the future; however, the amount and timing of these credits, if any, is currently unknown and is dependent upon and subject to the recognition of such credits by the respective water districts, in their sole discretion.
Financing Activity
Debt Activity
Farm Credit Notes Payable—Interest Patronage
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 13 different Farm Credit associations (collectively, “Farm Credit”). During the three months ended March 31, 2024, we recorded interest patronage of approximately $1.9 million related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2023, and during the three months ended September 30, 2023, we received approximately $111,000 of interest patronage, as certain Farm Credit associations paid a portion of the 2023 interest patronage (which relates to interest accrued during 2023 but is typically paid during the first half of 2024) early. In total, 2023 interest patronage resulted in a 22.0% reduction (approximately 101 basis points) to the interest rates on such borrowings. For further discussion on interest patronage, refer to Note 4, “Borrowings—Farm Credit Notes Payable—Interest Patronage,” in the accompanying notes to our condensed consolidated financial statements.
Loan Repayments
From January 1, 2024, through the date of this filing, we repaid approximately $16.2 million of maturing bonds. On a weighted-average basis, these borrowings bore interest at an annual rate of 3.15%.
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
The following table summarizes the sales of our Series E Preferred Stock that occurred from January 1, 2024, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
11,340	$25.00	$284	$255
(1)Net of underwriting discounts, selling commissions, and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $28,000.
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
Impact of Inflation and Interest Rates
According to the U.S. Bureau of Labor Statistics, the consumer price index (“CPI”) grew at an annual rate of 3.5% through March 31, 2024, as overall inflation continued to ease from the peak levels experienced in the summer of 2022, when it reached the highest rates seen in over 40 years. The increase in food prices has also slowed but has generally kept pace with the rate of inflation until the past few months, as the overall food segment increased at an annual rate of 2.2% through March 31, 2024. In addition, according to the NCREIF Farmland Index, which, as of March 31, 2024, consisted of approximately $15.8 billion of farms across the U.S., the total return on U.S. farmland (including appreciation and income) was 3.6% for the 12 months ended March 31, 2024. Despite the slowdown in food prices in recent months, prices remain high, as the overall food segment has increased by 10.9%% over the past two years, outpacing overall inflation of 8.6% over the same time period. Although our farm operators have experienced increases in input costs, we believe such increases will be somewhat mitigated to the extent that food price increases continue to outpace or keep pace with inflation.
To combat inflation, the Federal Reserve raised its benchmark funds rate 11 times between March 2022 and July 2023, resulting in the highest target rate seen since January 2001. Since that time, it has held rates flat, and many now expect the Federal Reserve to begin cutting rates later this year, though the timing of such rate cuts, if any, remains uncertain. Despite evidence that economic growth is beginning to slow, including a first-quarter economic growth report that was the weakest in nearly two years, inflation continues to be higher than desired, and the labor market remains strong. As such, the Federal Reserve has stated its desire to see more evidence of inflation being on a sustainable path to its target rate of 2.0%, indicating a “higher-for-longer” stance. As a result of this uncertainty, interest rates remain somewhat volatile. The yield on the 10-year US Treasury Note has withdrawn from the 16-year high it achieved in October 2023 but still remains well above 4.0%. As such, interest rates on long-term financing continue to be high, limiting our ability to finance new acquisitions at favorable terms.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.39% for another 4.2 years. As such, with respect to our current borrowings, we have experienced minimal impact from the recent increases in interest rates, and we believe we are well-protected against any further interest rate increases, which remain a possibility.
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
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2024.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses with regard to the comparison between the three months ended March 31, 2024 and 2023:
•Same-property basis represents farms owned as of December 31, 2022, which were not vacant or direct-operated at any point during either period presented and full collectability of future rental payments under the respective leases was deemed probable during the entirety of both periods;
•Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2022. From January 1, 2023, through March 31, 2024, we did not acquire any new farms and had one farm disposition; and
•Vacant, direct-operated, or non-accrual properties are:
◦Farms that were vacant (either wholly or partially) at any point during either period presented. 16 of our farms were vacant during a portion of either of the three months ended March 31, 2024 or 2023;
◦Farms that were direct-operated at any point during either period presented. None of our farms were direct-operated during either of the three months ended March 31, 2024 or 2023; and
◦Farms with leases where revenue was recognized on a cash basis during either period presented (rather than a straight-line basis) due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues. We recognized revenue from four different leases with three separate tenants (encompassing six different farms) on a cash basis during a portion of either of the three months ended March 31, 2024 or 2023.
A comparison of results of components comprising our operating income for the three months ended March 31, 2024 and 2023 is below (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$19,593	$20,960	$(1,367)	(6.5)%
Variable lease payments – participation rents	—	195	(195)	(100.0)%
Variable lease payments – tenant reimbursements and other	233	47	186	395.7%
Total lease revenue	19,826	21,202	(1,376)	(6.5)%
Other operating revenue	426	—	426	NM
Total operating revenues	20,252	21,202	(950)	(4.5)%
Operating expenses:
Depreciation and amortization	8,789	9,119	(330)	(3.6)%
Property operating expenses	877	1,128	(251)	(22.3)%
Base management and incentive fees	2,156	2,149	7	0.3%
Administration fee	603	575	28	4.9%
General and administrative expenses	566	786	(220)	(28.0)%
Total operating expenses	12,991	13,757	(766)	(5.6)%
Operating income	$7,261	$7,445	$(184)	(2.5)%
NM = Not Meaningful
Operating Revenues
Lease revenue
The following table provides a summary of our lease revenues during the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Same-property basis:
Fixed lease payments	$19,417	$19,375	$42	0.2%
Participation rents	—	123	(123)	(100.0)%
Total – Same-property basis	19,417	19,498	(81)	(0.4)%
Properties acquired or disposed of:
Fixed lease payments	—	732	(732)	(100.0)%
Total – Properties acquired or disposed of	—	732	(732)	(100.0)%
Vacant, direct-operated, or non-accrual, properties:
Fixed lease payments	176	853	(677)	(79.4)%
Participation rents	—	72	(72)	(100.0)%
Total – Vacant, direct-operated, or non-accrual properties	176	925	(749)	(81.0)%
Tenant reimbursements and other(1)	233	47	186	395.7%
Total Lease revenues	$19,826	$21,202	$(1,376)	(6.5)%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts are also recorded as property operating expenses during the respective periods.
Same-property Basis – 2024 compared to 2023
Lease revenues from fixed lease payments remained relatively flat for the three months ended March 31, 2024 as compared to the prior-year period.

Lease revenues from participation rents decreased for the three months ended March 31, 2024, due to insufficient information available to us as of March 31, 2024, to allow certain amounts to be reasonably determinable.
Other – 2024 compared to 2023
Lease revenue from properties acquired or disposed of decreased due to the sale of a 3,748-acre farm in Florida on January 11, 2024.
Fixed lease payments from vacant, direct-operated, or non-accrual properties decreased primarily due to revenue from certain of our leases being recognized on a cash basis during a portion of the three months ended March 31, 2024 (rather than a straight-line basis), due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues. In addition, 16 of our farms were vacant for portions of each of the three months ended March 31, 2024 and 2023. The decrease in lease revenue from vacant, direct-operated, or non-accrual properties was partially offset by cash collections (in part or in whole) from tenants occupying certain of these properties during the three months ended March 31, 2024.
The fluctuations in tenant reimbursement revenue are primarily driven by payments made by certain tenants on our behalf (pursuant to the lease agreements) to unconsolidated entities of ours that convey water to the respective properties. As such, the timing of tenant reimbursement revenue fluctuates as payments are made by our tenants. Amounts recorded during the current-year period include increased reimbursements from certain tenants for costs to deliver water to their farms via a pipeline owned by an unconsolidated entity of ours.
Other Operating Revenue
Other operating revenue consists of non-lease revenue generated as a result of activities performed on certain of our properties. During the three months ended March 31, 2024, we recognized approximately $426,000 of non-cash revenue associated with the transfer and storing of surplus water on behalf of a government municipality using a groundwater recharge facility constructed on one of our farms. See above under “Recent Developments—Portfolio Activity–Existing Properties—Water Asset Acquisitions” for further discussion.
Operating Expenses
Depreciation and amortization
Depreciation and amortization expense decreased primarily due to the disposition of certain assets, including the sale of a 3,748-acre farm in Florida, and certain other assets reaching the end of their useful lives. This decrease was partially offset by additional depreciation expense associated with new capital improvements made on certain of our farms.
Property operating expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expenses, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property-operating expenses recorded during the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Same-property basis	$481	$793	$(312)	(39.3)%
Properties acquired or disposed of	—	53	(53)	(100.0)%
Vacant, direct-operated, or non-accrual properties	158	240	(82)	(34.2)%
Tenant-reimbursed property operating expenses(1)	238	42	196	466.7%
Total Property operating expenses	$877	$1,128	$(251)	(22.3)%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.
Same-property Basis – 2024 compared to 2023
Property operating expenses decreased primarily due to a decrease in legal fees and other costs incurred in connection with protecting water rights on certain farms in California, as well as a decrease in repairs and maintenance expense incurred during the prior-year period as a result of minor damage cause by natural disasters at certain farms.
Other – 2024 compared to 2023
Property operating expenses on properties acquired or disposed of decreased due to the sale of one farm in Florida, as discussed elsewhere.

Property operating expenses attributable to vacant, direct-operated, or non-accrual properties decreased primarily due to a decrease in legal fees incurred in connection with rent collection or lease termination efforts for those tenants on farms that were placed on non-accrual status and a decrease in third-party property management expenses. This decrease was partially offset by an increase in property tax expense.
The fluctuations in tenant-reimbursed property operating expenses are primarily driven by miscellaneous property operating costs incurred by us in connection with our ownership interests in certain unconsolidated entities, for which our tenants are contractually obligated to reimburse us under the terms of the respective leases. Such expenses will fluctuate commensurate with the timing and amount of miscellaneous operating costs incurred by the underlying entities. Amounts recorded during the current-year period include additional costs to deliver water to certain of our farms via a pipeline owned by an unconsolidated entity of ours, which costs were reimbursed to us by our tenants.
Related-Party Fees
The following table provides the calculations of the base management and incentive fees due to our Adviser pursuant to the Advisory Agreement for the three months ended March 31, 2024 and 2023 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

Quarter Ended
March 31
2024 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,437,812
Quarterly rate	0.150%
Base management fee(3)	$2,156

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$344,128

First hurdle quarterly rate	1.750%
First hurdle threshold	$6,022

Second hurdle quarterly rate	2.1875%
Second hurdle threshold	$7,528

Pre-Incentive Fee FFO(1)	$5,988

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—
Total Incentive fee(3)	$—

Total fees due to Adviser	$2,156

2023 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,432,394
Quarterly rate	0.150%
Base management fee(3)	$2,149

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$358,689

First hurdle quarterly rate	1.750%
First hurdle threshold	$6,277

Second hurdle quarterly rate	2.1875%
Second hurdle threshold	$7,846

Pre-Incentive Fee FFO(1)	$5,303

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—
Total Incentive fee(3)	$—

Total fees due to Adviser	$2,149
(1)As defined in the Advisory Agreement.
(2)As of the end of the respective prior quarters.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
The base management fee increased primarily due to additional assets acquired and improvements made on certain of our farms since December 31, 2022.

No incentive fee was earned by our Adviser during either of the three months ended March 31, 2024 or 2023, as our Pre-Incentive Fee FFO did not surpass the required hurdle rate in either period.
The administration fee paid to our Administrator increased primarily due to us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses decreased during the current-year period, primarily due to a decrease in stockholder-related expenses related to the annual stockholders’ meeting and the listing of the Series C Preferred Stock on Nasdaq in the first half of 2023. The decrease was also attributable to a decrease in professional fees, particularly lower legal and accounting costs.
A comparison of results of other components contributing to net loss attributable to common stockholders for the three months ended March 31, 2024 and 2023 is below (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating income	$7,261	$7,445	$(184)	(2.5)%
Other income (expense):
Other income	2,428	2,620	(192)	(7.3)%
Interest expense	(5,555)	(6,036)	481	(8.0)%
Dividends declared on cumulative term preferred stock	(755)	(755)	—	—%
Gain (loss) on dispositions of real estate assets, net	10,273	(481)	10,754	(2,235.8)%
Property and casualty loss, net	—	(1,016)	1,016	(100.0)%
Loss from investments in unconsolidated entities	(85)	(27)	(58)	214.8%
Total other income (expense), net	6,306	(5,695)	12,001	(210.7)%
Net income	13,567	1,750	11,817	675.3%
Net income attributable to non-controlling interests	—	—	—	NM
Net income attributable to the Company	13,567	1,750	11,817	675.3%
Aggregate dividends declared on and charges related to extinguishment of cumulative redeemable preferred stock	(6,118)	(6,070)	(48)	0.8%
Net income (loss) attributable to common stockholders	$7,449	$(4,320)	$11,769	(272.4)%
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
During the three months ended March 31, 2024, we recorded approximately $1.9 million of interest patronage from Farm Credit related to interest accrued during 2023, as compared to approximately $2.3 million of interest patronage recorded during the prior-year period that related to interest accrued during 2022. In addition, during the three months ended September 30, 2023, we received approximately $111,000 of interest patronage related to interest accrued during 2023, as certain Farm Credit associations paid a portion of 2023 interest patronage (which is typically paid during the first half of 2024) early. In total, 2023 interest patronage resulted in a 22.0% reduction (approximately 101 basis points) to the interest rate of such borrowings.
Interest expense decreased, primarily due to a decrease in overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our cumulative term preferred stock) outstanding for the three months ended March 31, 2024, was approximately $557.6 million, as compared to approximately $612.2 million for the prior-year period. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the weighted-average interest rate charged on our aggregate borrowings for the three months ended March 31, 2024, was 3.81%, as compared to 3.77% for the prior-year period.
During the three months ended March 31, 2024, we recorded a net capital gain, driven by the sale of a 3,748-acre farm in Martin County, Florida for approximately $65.7 million, which after accounting for closing costs, resulted in a net gain of approximately $10.4 million. The net loss recorded during the three months ended March 31, 2023, related to the disposals of certain irrigation and other improvements on certain of our farms.
The net property and casualty loss relates to net expenses incurred and insurance recoveries received for certain improvements that were damaged due to natural disasters. The property and casualty loss recorded during the three months ended March 31, 2023, was primarily due to the heavy rainfall that occurred in California in early 2023 and the resulting flooding, which damaged certain structures located on one of our farms in the Central Valley.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under our credit facility with Metropolitan Life Insurance Company (“MetLife”)), and issuances of additional equity securities. Our current available liquidity is approximately $203.5 million, consisting of approximately $57.0 million in cash on hand and, based on the current level of collateral pledged, approximately $146.5 million of availability under our credit facility with MetLife (subject to compliance with covenants) and other undrawn lines of credit, notes, or bonds. In addition, we currently have certain properties valued at a total of approximately $130.1 million that are unencumbered and eligible to be pledged as collateral.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.39% for another 4.2 years. In addition, the weighted-average remaining term of our notes and bonds payable is approximately 8.7 years. As such, with respect to our current borrowings, we have experienced minimal impact from increased interest rates over the past two years, and we believe we are well-protected against any future interest rate increases. Despite ongoing uncertainty in the markets, based on discussions with our lenders, we do not believe there will be a credit freeze on agricultural lending in the near term. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near- and long-term debt obligations and operating expenses.
Future Capital Needs
Our short- and long-term liquidity requirements consist primarily of making principal and interest payments on outstanding borrowings; funding our general operating costs; making dividend payments on our currently-designated preferred securities; making distributions to common stockholders (including non-controlling OP Unitholders, if any) to maintain our qualification as a REIT; and, as capital is available, funding capital improvements on existing farms and new farmland and farm-related acquisitions consistent with our investment strategy.
In the near term, we believe that our current and short-term cash resources will be sufficient to service our debt; fund our current operating costs; pay dividends on our currently-designated preferred securities; and fund our distributions to common stockholders (including non-controlling OP Unitholders). We expect to meet our long-term liquidity requirements through various sources of capital, including capacity under current lines of credit, long-term mortgage indebtedness and bond issuances, future equity issuances (including, but not limited to, shares of our Series E Preferred Stock, OP Units through our Operating Partnership as consideration for future acquisitions, and shares of common stock through our ATM Program), and other secured and unsecured borrowings.
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related facilities as opportunities arise. We continue to actively seek and evaluate acquisitions of additional farms and farm-related facilities that satisfy our investment criteria, and we have several properties that are in various stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
Operating Commitments and Obligations
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as March 31, 2024 (dollars in thousands):

Farm Location(s)	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of March 31, 2024
Columbia, OR	157	$1,800	(2)	Q3 2024	$1,146
St. Lucie, FL	549	230		Q3 2025	185
Ventura, CA	402	1,000	(2)	Q4 2025	448
Napa, CA	270	1,635	(2)	Q4 2029	1,233
Wicomico & Caroline, MD, and Sussex, DE	833	115		Q3 2030	49
Franklin & Grant, WA, & Umatilla, OR	1,126	2,169	(2)	Q4 2032	2,007
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
In connection with certain farms acquired through a leasehold interest, we assumed certain ground lease arrangements under which we are the lessee. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of March 31, 2024, are as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining nine months ending December 31:	2024	$40
For the fiscal years ending December 31:	2025	62
	2026	62
	2027	62
	2028	62
	Thereafter	631
Total undiscounted lease payments		919
Less: imputed interest		(394)
Present value of lease payments		$525
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense of approximately $26,000 and $25,000 during the three months ended March 31, 2024 and 2023, respectively.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net change in cash from:
Operating activities	$3,420	$4,714	$(1,294)	(27.5)%
Investing activities	62,519	(3,016)	65,535	(2,172.9)%
Financing activities	(32,955)	(24,111)	(8,844)	36.7%
Net change in Cash and cash equivalents	$32,984	$(22,413)	$55,397	(247.2)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities decreased, largely due to a decrease in fixed lease cash payments received (primarily due to the disposition of one farm in Florida, as well as due to the timing of when certain cash rental payments were received), partially offset by a decrease in interest payments made and aggregate fees paid to our Advisor during the current-year period.
Investing Activities

The change in cash from investing activities was primarily due to proceeds received from the sale of a 3,748-acre farm in Florida for approximately $65.7 million during the three months ended March 31, 2024, which resulted in a net gain of approximately $10.4 million, and a decrease in the amount of cash paid for capital improvements on existing farms during the current-year period.
Financing Activities
The change in cash from financing activities was primarily due to a decrease in aggregate net cash proceeds received from preferred and common equity offerings of approximately $14.1 million and a decrease in aggregate net borrowings of approximately $5.5 million.
Debt Capital
MetLife Facility
As amended, our credit facility with MetLife currently consists of $75.0 million of revolving equity lines of credit and an aggregate of $175.0 million of term notes (the “MetLife Facility”). We currently have $200,000 outstanding under the lines of credit and $36.9 million outstanding on the term notes. While $212.9 million of the full commitment amount under the MetLife Facility remains undrawn, based on the level of collateral pledged, we currently have approximately $110.2 million of availability under the MetLife Facility. The revolving equity lines of credit mature on December 15, 2033, and the draw period for both term notes expires on December 31, 2024, after which MetLife has no obligation to disburse any additional undrawn funds under the term notes.
Farmer Mac Facility
As amended, our agreement with Federal Agricultural Mortgage Corporation (“Farmer Mac”) currently provides for bond issuances up to an aggregate amount of $225.0 million (the “Farmer Mac Facility”) by December 31, 2026, after which Farmer Mac has no obligation to purchase additional bonds under this facility. To date, we have issued aggregate bonds of approximately $100.1 million under the Farmer Mac Facility.
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
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2024 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series E Preferred Stock	11,340	$25.00	$284	$255
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).
Our 2023 Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our condensed consolidated financial statements) permits us to issue up to an aggregate of $1.5 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $4.3 million of Series E Preferred Stock and $2.2 million of common stock under the 2023 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any material off-balance sheet arrangements.
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
Further, we calculate AFFO by adjusting CFFO for the following items:

•Rent adjustments. This adjustment removes the effects of straight-lining rental income, as well as the amortization related to above-market lease values and certain non-cash lease incentives and accretion related to below-market lease values, certain other deferred revenue, and tenant improvements, resulting in rental income reflected on a modified accrual cash basis. In addition to these adjustments, we also modify the calculation of cash rents within our definition of AFFO to provide greater consistency and comparability due to the period-to-period volatility in which cash rents are received. To coincide with our tenants’ harvest seasons, our leases typically provide for cash rents to be paid at various points throughout the lease year, usually annually or semi-annually. As a result, cash rents received during a particular period may not necessarily be comparable to other periods or represent the cash rents indicative of a given lease year. Therefore, we further adjust AFFO to normalize the cash rent received pertaining to a lease year over that respective lease year on a straight-line basis, resulting in cash rent being recognized ratably over the period in which the cash rent is earned. During the three months ended December 31, 2023, we adjusted our definition of AFFO to exclude from this adjustment the removal of lease incentives that were a result of previous cash disbursements made by us to or on behalf of our tenants. The results of all periods presented, including those of the prior year, have been adjusted in the table below to conform with this new definition.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three months ended March 31, 2024 and 2023 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended March 31,
	2024	2023
Net income	$13,567	$1,750
Less: Aggregate dividends declared on and charges related to extinguishment of cumulative redeemable preferred stock(1)	(6,118)	(6,070)
Net income (loss) attributable to common stockholders and non-controlling OP Unitholders	7,449	(4,320)
Plus: Real estate and intangible depreciation and amortization	8,789	9,119
(Less) plus: (Gains) losses on dispositions of real estate assets, net	(10,273)	481
Adjustments for unconsolidated entities(2)	23	23
FFO available to common stockholders and non-controlling OP Unitholders	5,988	5,303
Plus: Acquisition- and disposition-related expenses, net	—	19
Plus: Other nonrecurring charges, net(3)	11	1,136
CFFO available to common stockholders and non-controlling OP Unitholders	5,999	6,458
Net rent adjustment	(547)	(1,043)
Plus: Amortization of debt issuance costs	243	261
(Less) plus: Other non-cash (receipts) charges, net(4)	(565)	223
AFFO available to common stockholders and non-controlling OP Unitholders	5,130	5,899

Weighted-average shares of common stock outstanding	35,838,442	35,547,397
Weighted-average common non-controlling OP Units outstanding	—	—
Weighted-average shares of common shares outstanding, fully diluted	35,838,442	35,547,397

Diluted FFO per weighted-average common share	$0.17	$0.15
Diluted CFFO per weighted-average common share	$0.17	$0.18
Diluted AFFO per weighted-average common share	$0.14	$0.17

Distributions declared per common share	$0.14	$0.14
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
(3)Consists primarily of (i) net property and casualty losses (recoveries) recorded and the cost of related repairs expensed as a result of the damage caused to certain improvements by natural disasters on certain of our farms, (ii) costs related to the amendment, termination, and listing of shares from the Series C Offering that were expensed, and (iii) the write-off of certain unallocated costs related to a prior universal shelf registration statement.
(4)Consists of (i) the amount of dividends on the Series C Preferred Stock paid via issuing new shares (pursuant to the DRIP), (ii) the pro-rata write-off of offering costs related to shares of cumulative redeemable preferred stock that were redeemed, which were non-cash charges, (iii) our remaining pro-rata share of (income) loss recorded from investments in unconsolidated entities during the respective periods, and (iv) less non-cash income recorded as a result of additional water assets received as consideration in certain transactions.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of March 31, 2024, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Acre-feet of Water	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	—	—	—	4,076	$1,344	$1,344	0.1%
Internal Valuation	3	6,189	4,730	—	19,957	36,000	2.4%
Third-party Appraisal(2)	165	105,647	87,667	45,000	1,258,657	1,460,575	97.5%
Total	168	111,836	92,397	49,076	$1,279,958	$1,497,919	100.0%
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.
(2)Appraisals performed between June 2023 and March 2024.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of March 31, 2024, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions as of March 31, 2024, is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$708 – $123,280	$35,159	$5,512 – $5,512	$5,512
Market NOI (per farmable acre)	$230 – $3,979	$1,846	N/A	N/A
Market Capitalization Rate	3.30% – 5.70%	4.43%	N/A	N/A
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of March 31, 2024, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended March 31, 2024, from the prior value basis as of December 31, 2023, is provided in the table below (dollars in thousands):

Total portfolio fair value as of December 31, 2023		$1,566,474
Plus: Acquisition of water assets during the three months ended March 31, 2024		771
Less: Sale of one farm during the three months ended March 31, 2024		(65,651)
Change in value of farms during the three months ended March 31, 2024
Farms valued via third-party appraisals	$(3,675)
Net change in value of farms during the three months ended March 31, 2024		(3,675)
Total portfolio fair value as of March 31, 2024		$1,497,919
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of March 31, 2024, was approximately $506.8 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $554.8 million. The fair values of our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock were determined using the closing stock prices as of March 31, 2024, of $20.04 per share, $20.02 per share, and $23.96 per share, respectively. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series E Preferred Stock to be $25.00 per share as of March 31, 2024 (see Exhibit 99.1 to this Form 10-Q).
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
As of March 31, 2024, we estimate the NAV per common share to be $18.50. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$723,319
Fair value adjustment for long-term assets:
Less: net cost basis of tangible and intangible real estate holdings(1)	$(1,279,958)
Plus: estimated fair value of real estate holdings(2)	1,497,919
Net fair value adjustment for real estate holdings		217,961
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	615,143
Less: fair value of aggregate long-term indebtedness(3)(4)	(564,635)
Net fair value adjustment for long-term indebtedness		50,508
Estimated NAV		991,788
Less: aggregate fair value of cumulative redeemable preferred stock(5)		(328,873)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$662,915
Total common shares and non-controlling OP Units outstanding		35,838,442
Estimated NAV per common share and OP Unit		$18.50
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.
(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series D Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series D Term Preferred Stock was valued based on its closing stock price as of March 31, 2024.
(5)The Series B Preferred Stock and Series C Preferred Stock were valued based on their respective closing stock prices as of March 31, 2024, while the Series E Preferred Stock was valued at its liquidation value, as discussed above.
A quarterly roll-forward in the estimated NAV per common share for the three months ended March 31, 2024, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of December 31, 2023		$19.06
Plus net income attributable to common stockholders and non-controlling OP Unitholders		0.21
Adjustments for net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$(0.23)
Net change in unrealized fair value of long-term indebtedness	0.01
Net change in unrealized fair value of preferred equity securities	(0.41)
Net change in valuations		(0.63)
Less distributions on common stock and non-controlling OP Units		(0.14)
Less net dilutive effect of equity issuances and redemptions, net		—
Estimated NAV per common share and non-controlling OP Unit as of March 31, 2024		$18.50
(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) a decrease of $0.10 per share due to the net depreciation in value of the farms that were valued during the three months ended March 31, 2024, (ii) an increase of $0.25 per share due to the decrease in net book value of our real estate holdings as a result of the aggregate depreciation and amortization expense recorded during the three months ended March 31, 2024, and (iii) a decrease of $0.38 per share due to net asset dispositions or capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $18.50 as of March 31, 2024, based on the calculation above, the closing price of our common stock on March 31, 2024, was $13.34 per share.
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
Currently, over 99.9% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate (after interest patronage) of 3.39% for another 4.2 years. As such, with respect to our current borrowings, we believe fluctuations in interest rates would have a minimal impact on our net income. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. As of March 31, 2024, the fair value of our fixed-rate borrowings outstanding (excluding our Series D Term Preferred Stock) was approximately $506.8 million.
The following table summarizes the hypothetical change in fair value of our fixed-rate borrowings at March 31, 2024, if market interest rates had been one or two percentage points lower or higher than those rates in place as of March 31, 2024 (dollars in thousands):

Change in Market Interest Rates	Carrying Value(1)	Fair Value	Difference
2% decrease	$554,768	$536,281	$(18,487)
1% decrease	554,768	521,177	(33,591)
No change	554,768	506,772	(47,996)
1% increase	554,768	493,051	(61,717)
2% increase	554,768	479,951	(74,817)
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
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business incidental to our business, we may be involved in various legal proceedings from time to time which we may not consider material. We are not currently subject to any material legal proceedings, nor, to our knowledge, are any such material legal proceedings threatened against us.

Item 1A.	Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to risks associated with our business or investment in our securities from those previously set forth in the report described above. The risks in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, financial condition, and/or operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None. Without limiting the generality of the foregoing, during the three months ended March 31, 2024, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

4.6	Form of Indenture, incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (File No. 333-270901), filed on March 28, 2023.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series E Cumulative Redeemable Preferred Stock as of March 31, 2024 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2024 and 2023; (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2024 and 2023; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: May 7, 2024	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: May 7, 2024	By:	/s/ David Gladstone
David Gladstone
President, Chief Executive Officer, and Chairman of the Board of Directors