Form 10-Q
period 2024-09-30
GLADSTONE LAND Corp
filed 2024-11-06
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 5, 2024, was 36,184,658.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Real estate, at cost	$1,378,060	$1,383,742
Less: accumulated depreciation	(163,134)	(142,212)
Total real estate, net	1,214,926	1,241,530
Lease intangibles, net	3,944	4,782
Real estate and related assets held for sale, net	—	53,626
Cash and cash equivalents	13,213	18,571
Other assets, net	85,852	68,815
TOTAL ASSETS	$1,317,935	$1,387,324

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$200	$200
Notes and bonds payable, net	530,478	573,911
Series D cumulative term preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of September 30, 2024, and December 31, 2023	59,827	59,519
Accounts payable and accrued expenses	18,791	10,298
Due to related parties, net	2,805	3,874
Other liabilities, net	14,630	19,909
Total Liabilities	626,731	667,711
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,340,889 shares authorized, 5,840,889 shares issued and outstanding as of September 30, 2024; 6,456,065 shares authorized, 5,956,065 shares issued and outstanding as of December 31, 2023	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,700,791 shares authorized, 9,954,863 shares issued and outstanding as of September 30, 2024; 25,902,437 shares authorized, 10,156,509 shares issued and outstanding as of December 31, 2023	10	10
Series E cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 15,998,400 shares authorized, 251,576 shares issued and outstanding as of September 30, 2024; 15,998,400 shares authorized, 235,841 shares issued and outstanding as of December 31, 2023	—	—
Common stock, $0.001 par value; 48,359,920 shares authorized, 35,838,442 shares issued and outstanding as of September 30, 2024; 48,043,098 shares authorized, 35,838,442 shares issued and outstanding as of December 31, 2023	36	36
Additional paid-in capital	849,411	856,206
Distributions in excess of accumulated earnings	(164,034)	(144,011)
Accumulated other comprehensive income	5,775	7,366
Total stockholders’ equity	691,204	719,613
Non-controlling interests in Operating Partnership	—	—
Total Equity	691,204	719,613
TOTAL LIABILITIES AND EQUITY	$1,317,935	$1,387,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING REVENUES:
Lease revenue, net	$22,571	$23,534	$63,667	$65,946
Other operating revenue	—	—	453	—
Total operating revenues	22,571	23,534	64,120	65,946
OPERATING EXPENSES:
Depreciation and amortization	8,805	9,244	26,407	27,407
Property operating expenses	1,380	729	3,476	2,744
Base management fee	2,070	2,150	6,303	6,447
Incentive fee	109	789	109	789
Administration fee	683	619	1,839	1,708
General and administrative expenses	655	605	1,992	2,181
Impairment charge	2,106	—	2,106	—
Total operating expenses	15,808	14,136	42,232	41,276
Incentive fee waiver	(109)	—	(109)	—
Total operating expenses, net of credits to fees	15,699	14,136	42,123	41,276
OTHER (EXPENSE) INCOME:
Other income	370	382	3,295	3,365
Interest expense	(5,402)	(5,856)	(16,492)	(17,835)
Dividends declared on cumulative term preferred stock	(755)	(755)	(2,264)	(2,264)
(Loss) gain on dispositions of real estate assets, net	(832)	(4)	6,641	5,910
Property and casualty loss, net	(275)	—	(284)	(1,016)
Gain (loss) from investments in unconsolidated entities	28	(24)	(143)	(84)
Total other expense, net	(6,866)	(6,257)	(9,247)	(11,924)
NET INCOME	6	3,141	12,750	12,746
Net income attributable to non-controlling interests	—	—	—	—
NET INCOME ATTRIBUTABLE TO THE COMPANY	6	3,141	12,750	12,746
Dividends declared on cumulative redeemable preferred stock	(6,024)	(6,105)	(18,247)	(18,257)
Gain (loss) on extinguishment of cumulative redeemable preferred stock, net	231	—	505	(46)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,787)	$(2,964)	$(4,992)	$(5,557)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.16)	$(0.08)	$(0.14)	$(0.16)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	35,838,442	35,822,123	35,838,442	35,698,458

NET INCOME	$6	$3,141	$12,750	$12,746
Change in fair value related to interest rate hedging instruments	(2,565)	1,557	(1,591)	1,264
COMPREHENSIVE (LOSS) INCOME	(2,559)	4,698	11,159	14,010
Comprehensive (loss) income attributable to non-controlling interests	—	—	—	—
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(2,559)	$4,698	$11,159	$14,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2024
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at June 30, 2024	5,901,330	$6	10,070,467	$10	247,981	$—	35,838,442	$36	$853,302	$(153,226)	$8,341	$708,469	$—	$708,469
Redemptions of Series B Preferred Stock, net	(60,441)	—	—	—	—	—	—	—	(1,345)	49	—	(1,296)	—	(1,296)
Redemptions of Series C Preferred Stock, net	—	—	(115,604)	—	—	—	—	—	(2,622)	182	—	(2,440)	—	(2,440)
Issuance of Series E Preferred Stock, net	—	—	—	—	3,595	—	—	—	76	—	—	76	—	76
Net income	—	—	—	—	—	—	—	—	—	6	—	6	—	6
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(6,024)	—	(6,024)	—	(6,024)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(5,021)	—	(5,021)	—	(5,021)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	—	—	(2,566)	(2,566)	—	(2,566)
Balance at September 30, 2024	5,840,889	$6	9,954,863	$10	251,576	$—	35,838,442	$36	$849,411	$(164,034)	$5,775	$691,204	$—	$691,204

	Nine Months Ended September 30, 2024
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2023	5,956,065	$6	10,156,509	$10	235,841	$—	35,838,442	$36	$856,206	$(144,011)	$7,366	$719,613	$—	$719,613
Redemptions of Series B Preferred Stock, net	(115,176)	—	—	—	—	—	—	—	(2,562)	133	—	(2,429)	—	(2,429)
Redemptions of Series C Preferred Stock, net	—	—	(201,646)	—	—	—	—	—	(4,574)	372	—	(4,202)	—	(4,202)
Issuance of Series E Preferred Stock, net	—	—	—	—	15,735	—	—	—	341	—	—	341	—	341
Net income	—	—	—	—	—	—	—	—	—	12,750	—	12,750	—	12,750
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(18,247)	—	(18,247)	—	(18,247)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(15,031)	—	(15,031)	—	(15,031)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	—	—	(1,591)	(1,591)	—	(1,591)
Balance at September 30, 2024	5,840,889	$6	9,954,863	$10	251,576	$—	35,838,442	$36	$849,411	$(164,034)	$5,775	$691,204	$—	$691,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2023
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at June 30, 2023	5,956,065	$6	10,156,509	$10	135,409	$—	35,780,082	$36	$852,967	$(126,799)	$8,714	$734,934	$—	$734,934
Issuance of Series E Preferred Stock, net	—	—	—	—	87,672	—	—	—	1,958	—	—	1,958	—	1,958
Redemptions of Series E Preferred Stock, net	—	—	—	—	(1,600)	—	—	—	(36)	—	—	(36)	—	(36)
Issuance of common stock, net	—	—	—	—	—	—	58,360	—	1,002	—	—	1,002	—	1,002
Net income	—	—	—	—	—	—	—	—	—	3,141	—	3,141	—	3,141
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(6,105)	—	(6,105)	—	(6,105)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(4,965)	—	(4,965)	—	(4,965)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	1,557	1,557	—	1,557
Balance at September 30, 2023	5,956,065	$6	10,156,509	$10	221,481	$—	35,838,442	$36	$855,891	$(134,728)	$10,271	$731,486	$—	$731,486

	Nine Months Ended September 30, 2023
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2022	5,956,065	$6	10,191,353	$10	—	$—	35,050,397	$35	$836,674	$(114,370)	$9,007	$731,362	$—	$731,362
Issuance of Series C Preferred Stock, net	—	—	14,069	—	—	—	—	—	298	—	—	298	—	298
Redemptions of Series C Preferred Stock, net	—	—	(48,913)	—	—	—	—	—	(1,110)	(46)	—	(1,156)	—	(1,156)
Issuance of Series E Preferred Stock, net	—	—	—	—	223,081	—	—	—	4,986	—	—	4,986	—	4,986
Redemption of Series E Preferred Stock, net	—	—	—	—	(1,600)	—	—	—	(36)	—	—	(36)	—	(36)
Issuance of common stock, net	—	—	—	—	—	—	788,045	1	15,079	—	—	15,080	—	15,080
Net income	—	—	—	—	—	—	—	—	—	12,746	—	12,746	—	12,746
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(18,257)	—	(18,257)	—	(18,257)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(14,801)	—	(14,801)	—	(14,801)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	1,264	1,264	—	1,264
Balance at September 30, 2023	5,956,065	$6	10,156,509	$10	221,481	$—	35,838,442	$36	$855,891	$(134,728)	$10,271	$731,486	$—	$731,486

The accompanying notes are an integral part of these condensed consolidated financial statements

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,750	$12,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,407	27,407
Impairment charge	2,106	—
Amortization of debt issuance costs	687	766
Amortization of deferred rent assets and liabilities, net	(134)	—
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	69	69
Loss from investments in unconsolidated entities	143	84
Bad debt expense	292	70
Gain on dispositions of real estate assets, net	(6,641)	(5,910)
Property and casualty loss, net	284	1,016
Changes in operating assets and liabilities:
Other assets, net	(9,473)	(6,501)
Accounts payable and accrued expenses and Due to related parties, net	(5,224)	(5,640)
Other liabilities, net	(3,300)	(1,450)
Net cash provided by operating activities	17,966	22,657
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on existing real estate assets	(3,958)	(9,978)
Proceeds from dispositions of real estate assets, net	63,997	9,037
Deposits on prospective real estate acquisitions and investments	—	(145)
Net cash provided by (used in) investing activities	60,039	(1,086)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes and bonds payable	(43,767)	(42,657)
Payments of financing fees	(23)	(3)
Proceeds from issuance of preferred and common equity	393	20,909
Offering costs	(58)	(700)
Redemptions of cumulative redeemable preferred stock	(6,631)	(1,192)
Dividends paid on cumulative redeemable preferred stock	(18,246)	(19,188)
Distributions paid on common stock	(15,031)	(14,801)
Net cash used in financing activities	(83,363)	(57,632)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,358)	(36,061)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,571	61,141
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,213	$25,080

NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	$452	$1,886
Tenant-funded improvements included within Real estate, at cost	—	25
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	—	95
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	—	7
Dividends paid on Series C Preferred Stock via additional share issuances	—	320

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, and we conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of September 30, 2024, and December 31, 2023, the Company owned 100.0% of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the nine months ended September 30, 2024, and for the tax year ended December 31, 2023, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2024 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Recently-Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items, as well as interim disclosures of a reportable segment’s profit or loss and assets. The ASU also applies to entities with a single reportable segment. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 168 farms we owned as of September 30, 2024 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water Assets	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,844	32,321	53,787	$847,368	$370,471
Florida	25	18,720	13,891	0	166,313	77,194
Washington	6	2,520	2,004	0	57,008	15,550
Arizona(6)	6	6,320	5,333	0	50,509	11,814
Colorado	12	32,773	25,577	0	45,669	13,992
Nebraska	9	7,782	7,050	0	30,053	9,912
Oregon(7)	6	898	736	0	29,192	11,013
Michigan	23	1,892	1,245	0	20,290	13,516
Texas	1	3,667	2,219	0	8,045	—
Maryland	6	987	863	0	7,980	4,218
South Carolina	3	597	447	0	3,474	2,100
Georgia	2	230	175	0	2,250	1,600
North Carolina	2	310	295	0	2,086	—
New Jersey	3	116	101	0	2,057	1,203
Delaware	1	180	140	0	1,285	677
	168	111,836	92,397	53,787	$1,273,579	$533,260
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Specifically, includes Total real estate, net and Lease intangibles, net; plus long-term water assets and related acquisition costs, net above-market lease values, lease incentives, and investments in special-purpose LLCs included in Other assets, net; and less net below-market lease values and deferred revenue attributable to tenant-funded improvements included in Other liabilities, net; each as shown on the accompanying Condensed Consolidated Balance Sheets.
(2)Excludes approximately $2.6 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of September 30, 2024, this investment had a net carrying value of approximately $885,000 and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(4)Includes eight acres in which we own a leasehold interest via a ground lease with a private individual that expires in December 2040 and five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. As of September 30, 2024, these two ground leases had a net cost basis of approximately $661,000 and are included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets.
(5)Includes 48,309 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, and 5,478 surplus water credits in our account with Westlands Water District, located in Fresno County, California. See “—Investments in Water Assets” below for additional information.
(6)Includes two farms consisting of 1,368 total acres and 1,221 farm acres in which we own leasehold interests via two ground leases with the State of Arizona that expire in February 2025 and February 2032, respectively. As of September 30, 2024, these ground leases had an aggregate net cost basis of approximately $126,000 and are included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets.
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of September 30, 2024, this investment had a net carrying value of approximately $4.7 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of September 30, 2024, and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Real estate:
Land and land improvements	$791,130	$792,277
Permanent plantings	352,455	359,131
Irrigation and drainage systems	170,841	168,545
Farm-related facilities	50,154	50,517
Other site improvements	13,480	13,272
Real estate, at cost	1,378,060	1,383,742
Accumulated depreciation	(163,134)	(142,212)
Total real estate, net	$1,214,926	$1,241,530
Real estate depreciation expense on these tangible assets was approximately $8.5 million and $25.6 million for the three and nine months ended September 30, 2024, respectively, and approximately $9.0 million and $26.7 million for the three and nine months ended September 30, 2023, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of September 30, 2024, and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Lease intangibles:
Leasehold interest – land	$3,372	$4,295
In-place lease values	2,425	2,470
Leasing costs	2,945	3,017
Other(1)	141	141
Lease intangibles, at cost	8,883	9,923
Accumulated amortization	(4,939)	(5,141)
Lease intangibles, net	$3,944	$4,782
(1)Other includes tenant relationships and acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $318,000 and $838,000 for the three and nine months ended September 30, 2024, respectively, and approximately $244,000 and $752,000 for the three and nine months ended September 30, 2023, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of September 30, 2024, and December 31, 2023 (dollars in thousands):

	September 30, 2024		December 31, 2023
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values(1)	$695	$(178)	$695	$(121)
Below-market lease values(2)	(1,944)	1,016	(1,944)	624
Lease incentives and other deferred revenue, net(3)	14,719	(2,049)	675	(126)
	$13,470	$(1,211)	$(574)	$377
(1)Included as part of Other assets, net on the accompanying Condensed Consolidated Balance Sheets, and the related amortization is recorded as a reduction of Lease revenue, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)Included as a part of Other liabilities, net on the accompanying Condensed Consolidated Balance Sheets, and the related accretion is recorded as an increase to Lease revenue, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)Lease incentives are included as part of Other assets, net on the accompanying Condensed Consolidated Balance Sheets, and the related amortization is recorded as a reduction of Lease revenue, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. Other deferred revenue primarily is primarily attributable to tenant-funded improvements and is included as a part of Other liabilities, net on the accompanying Condensed Consolidated Balance Sheets, and the related accretion is recorded as an increase to Lease revenue, net on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
Total amortization related to above-market lease values was approximately $19,000 and $57,000 for the three and nine months ended September 30, 2024, respectively, and approximately $19,000 and $58,000 for the three and nine months ended September 30, 2023, respectively. Total accretion related to below-market lease values was approximately $203,000 and $392,000 for the three and nine months ended September 30, 2024, respectively, and approximately $42,000 and $131,000 for the three and nine months ended September 30, 2023, respectively. Total net accretion (amortization) related to lease incentives and other deferred revenue, net was approximately $456,000 and $(201,000) for the three and nine months ended September 30, 2024, respectively, and approximately $(36,000) and $(73,000) for the three and nine months ended September 30, 2023, respectively.
Acquisitions
We did not acquire any new farms during either of the three or nine months ended September 30, 2024 or 2023.
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
As of September 30, 2024, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.0% and 20.5%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.
We recorded an aggregate gain (loss) of approximately $28,000 and $(143,000) during the three and nine months ended September 30, 2024, respectively, and an aggregate loss of approximately $24,000 and $84,000 during the three and nine months ended September 30, 2023, respectively (included in Gain (loss) from investments in unconsolidated entities on our Condensed Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and the Umatilla LLC. As of September 30, 2024, and December 31, 2023, our combined ownership interest in the Fresno LLC and the Umatilla LLC had an aggregate carrying value of approximately $5.6 million and $5.8 million, respectively, and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Investments in Water Assets
Semitropic Water Storage District Banked Water
In connection with the acquisition of certain farmland located in Kern County, California, in 2021, we also acquired three contracts to purchase an aggregate of 45,000 acre-feet of banked water held by Semitropic Water Storage District (“SWSD”), a water storage district located in Kern County, California. Subsequently in 2021, we executed all three contracts to purchase all 45,000 acre-feet of banked water for an aggregate additional cost of approximately $2.8 million.
In addition, since the initial acquisition, additional contracts to purchase banked water held by SWSD were conveyed to us by one of our tenants as partial consideration for rent payments owed. The following table summarizes the total acre-feet of banked water obtained through exercising these contracts as of September 30, 2024 (dollars in thousands):

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
All banked water acquired was recognized at cost, including the subsequent cost to execute the contracts and any administrative fees necessary to transfer the water to our banked water account. As of September 30, 2024, the 48,309 acre-feet of banked water held by SWSD was recognized as a long-term water asset and had an aggregate carrying value of approximately $35.5 million (included within Other assets, net on our Condensed Consolidated Balance Sheets).
Westlands Water District Groundwater Credits

In addition, from May 2023 through March 2024, we elected to participate in a groundwater recharge program established by Westlands Water District (“WWD”), a water district located in Fresno County, California. Under the program, WWD paid for surplus surface water to be delivered to individual landowners’ properties with district-approved groundwater recharge facilities, also known as “water banks.” The landowner was allowed to keep 50% of the net amount of groundwater credits generated under the program (after allowing for certain leave-behind and evaporative losses), and the remaining 50% was used to recharge the aquifer and retained by WWD. Delivery of water under this program was subject to surplus water availability at WWD’s discretion. WWD terminated the program for the 2024 water year effective March 5, 2024. Through September 30, 2024, we have recognized 2,660 acre-feet of water credits, which represents 50% of the total net water credits generated and confirmed by WWD under the program as of such date. As of September 30, 2024, these water credits were recognized as a long-term water asset and had an aggregate carrying value of approximately $753,000 (included within Other assets, net on our Condensed Consolidated Balance Sheets). In addition, as a result of being granted these water credits in exchange for transferring and storing this surplus water on behalf of WWD, we recognized approximately $0 and $453,000 of non-cash revenue during the three and nine months ended September 30, 2024, respectively, which represents the estimated fair value of the water credits obtained during the period. No such revenue was recorded during either of the prior-year periods.
Other Groundwater Credits
During 2023 and 2024, we also entered into various other agreements with certain third parties (including local water districts and private individuals) to either buy water directly, buy a portion of other water districts’ surface water allocations in future years in which allocations are granted, or to store surface water on others’ behalf in one of our groundwater recharge facilities in exchange for a portion of the net groundwater credits produced and recognized by the respective water district. Through September 30, 2024, we have obtained 2,819 acre-feet of water credits as a result of these agreements, which were recognized as a long-term water asset with an aggregate carrying value of approximately $535,000 (included within Other assets, net on our Condensed Consolidated Balance Sheets).
Total Long-term Water Assets
As of September 30, 2024, and December 31, 2023, we owned a total of 53,787 acre-feet and 46,400 acre-feet, respectively, of long-term water assets, and our investments in these assets had an aggregate carrying value of approximately $36.8 million and $34.6 million, respectively, and are included within Other assets, net on our Condensed Consolidated Balance Sheets.
We have invested approximately $1.4 million to construct groundwater recharge facilities on two of our farms, which is included within Real estate, at cost on our Condensed Consolidated Balance Sheets. In addition, through September 30, 2024, we have invested an additional $3.3 million in the aggregate in connection with these agreements that are expected to result in additional groundwater credits in the future; however, the amount and timing of these credits, if any, is currently unknown and is dependent upon and subject to the recognition of such credits by the respective water districts, in their sole discretion. Such costs are held in a deferred asset account (also included within Other assets, net on our Condensed Consolidated Balance Sheets) until the related net water credits become estimable and are recognized by the respective water district, at which time the costs would be reclassed to investments in long-term water assets.
Portfolio Concentrations
Credit Risk
As of September 30, 2024, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10% of the total lease revenue recorded during the nine months ended September 30, 2024.
Geographic Risk
Farms located in California and Florida accounted for approximately $43.3 million (68.1%) and $9.1 million (14.3%), respectively, of the total lease revenue recorded during the nine months ended September 30, 2024. We seek to continue to further diversify geographically, as may be desirable or feasible. If an unexpected natural disaster (such as an earthquake, wildfire, flood, or hurricane) occurs or climate change impacts the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. To date, none of our farms have been materially impacted by natural disasters. See “—California Floods” and “—Southeastern U.S. Hurricanes” below for a discussion on damage caused on certain of our farms by the January 2023 floods that occurred in California and by the hurricanes that occurred in the Southeastern U.S. in September and October 2024. Besides California and Florida, no other single state accounted for more than 10.0% of the total lease revenue recorded during the nine months ended September 30, 2024.

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
Southeastern U.S. Hurricanes
In September and October 2024, Hurricanes Helene and Milton caused widespread destruction across many states in the Southeastern U.S., including areas where several of our farms are located.
As a result of Hurricane Helene in September 2024, one of our farms in Georgia suffered damage to certain permanent plantings on the farm, and we estimated the carrying value of such plantings to be approximately $275,000. As such, during the three months ended September 30, 2024, we wrote down the carrying value of these plantings and also recorded a corresponding property and casualty loss, included within Property and casualty loss, net on our Condensed Consolidated Statements of Operations and Comprehensive Income. Certain of our other farms in the region suffered minor damage as a result of Hurricane Helene, but no other farms were materially impacted.
As a result of Hurricane Milton in October 2024, a portion of a cooling facility located on one of our farms in Florida suffered minor water damage. We are unable to estimate the extent of the damage at this time; however, we do not expect the cost of repairs to be material, and we expect the damage to be fully covered by insurance. We are still assessing the overall impact of Hurricane Milton. While planting may be slightly delayed, we do not expect any material impact to our farms or our tenants’ operations as a result of Hurricane Milton.
Impairment
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties and water assets that have an indication of impairment. If this analysis indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. During the three months ended September 30, 2024, as a result of shortening our assumed holding periods for certain farms, we recognized an aggregate impairment charge of approximately $2.1 million on portions of four properties (encompassing a total of 11 farms) located in Allegan and Van Buren, Michigan, due to the estimated fair values being lower than the respective carrying values. Our estimates of fair value were determined based on expected sales prices per certain agreements entered into subsequent to September 30, 2024 (see Note 11, “Subsequent Events—Portfolio Activity—Dispositions,” for further discussion on the potential sale of these farm). We did not record any impairment charges during 2023.
NOTE 4. BORROWINGS
Our borrowings as of September 30, 2024, and December 31, 2023, are summarized below (dollars in thousands):

	Carrying Value as of		As of September 30, 2024
	September 30, 2024	December 31, 2023	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Variable-rate revolving lines of credit	$200	$200	7.33%	12/15/2033

Notes and bonds payable:
Fixed-rate notes payable	$500,096	$524,199	2.45%-6.97%; 3.71%	2/14/2025 - 7/1/2051; June 2033
Fixed-rate bonds payable	32,964	52,640	3.13%–4.57%; 3.85%	7/24/2025 - 12/30/2030; Jan 2028
Total notes and bonds payable	533,060	576,839
Debt issuance costs – notes and bonds payable	(2,582)	(2,928)	N/A	N/A
Notes and bonds payable, net	$530,478	$573,911

Total borrowings, net	$530,678	$574,111
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of September 30, 2024, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.1 billion. The weighted-average stated interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.83% and 3.82% for the three and nine months ended September 30, 2024, respectfully, as compared to 3.81% and 3.79% for the three and nine months ended September 30, 2023, respectively. In addition, 2023 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 22.0% reduction (approximately 101 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage” for further discussion on interest patronage.
As of September 30, 2024, we were in compliance with all covenants applicable to the above borrowings.
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
The following table summarizes the pertinent terms of the MetLife Facility as of September 30, 2024 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		12/15/2033	$200	3M SOFR + 2.00%	(2)	$74,800
2020 MetLife Term Note	75,000	(3)	1/5/2030	36,900	2.75%, fixed through 1/4/2030	(4)	38,100
2022 MetLife Term Note	100,000	(3)	1/5/2032	—	(4)		100,000
Totals	$250,000			$37,100			$212,900
(1)Based on the properties that were pledged as collateral under the MetLife Facility, as of September 30, 2024, the maximum additional amount we could draw under the facility was approximately $110.2 million.
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
Farmer Mac Facility
Through certain subsidiaries of our Operating Partnership, we have entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”) for a secured note purchase facility (the “Farmer Mac Facility”). As amended from time to time, the Farmer Mac Facility currently provides for bond issuances up to an aggregate amount of $225.0 million. Pursuant to the Bond Purchase Agreement, as further amended on June 2, 2023, we may issue new bonds under the Farmer Mac Facility through December 31, 2026, and the final maturity date for new bonds issued under the facility will be the date that is ten years from the applicable issuance date. We did not issue any new bonds under the Farmer Mac Facility during the nine months ended September 30, 2024.

As of September 30, 2024, we had approximately $33.0 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with various different Farm Credit associations (collectively, “Farm Credit”). We did not enter into any new loan agreements with Farm Credit during the nine months ended September 30, 2024.
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
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of September 30, 2024, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining three months ending December 31:	2024	$2,677
For the fiscal years ending December 31:	2025	38,622
	2026	17,749
	2027	50,933
	2028	77,322
	2029	152,787
	Thereafter	192,970
		$533,060
During the nine months ended September 30, 2024, we repaid approximately $29.5 million of bonds that were scheduled to either mature or reprice. On a weighted-average basis, these borrowings bore interest at a fixed, stated rate of 3.66% and an effective interest rate (after interest patronage, where applicable) of 3.23%.
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
As of September 30, 2024, the aggregate fair value of our notes and bonds payable was approximately $500.0 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $533.1 million.

The fair value of our notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of September 30, 2024, is deemed to approximate their aggregate carrying value of $200,000.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the Financial Accounting Standards Board’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of September 30, 2024, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is initially recorded in Accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects. During the next 12 months, we estimate that an additional $1.6 million will be reclassified as a reduction to interest expense.
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2024, and December 31, 2023 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of September 30, 2024	4	$68,338
As of December 31, 2023	4	70,229
The following table presents the fair value of our interest rate swaps as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$5,775	$7,366
Total		$5,775	$7,366
The following table presents the amount of (loss) income recognized in comprehensive (loss) income within our condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Derivative in cash flow hedging relationship:
Interest rate swaps	$(2,565)	$1,557	$(1,591)	$1,264
Total	$(2,565)	$1,557	$(1,591)	$1,264
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of September 30, 2024, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
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
As of September 30, 2024, the fair value of our Series D Term Preferred Stock was approximately $59.2 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on September 30, 2024, of $24.50.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the nine months ended September 30, 2024, see Note 8, “Equity—Distributions.”
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
We did not pay any financing fees to Gladstone Securities during either of the three and nine months ended September 30, 2024 or 2023. Through September 30, 2024, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
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
The following table summarizes the total Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities during the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Series E Preferred Stock	$9	$215	39	547
Total Selling Commissions and Dealer-Manager Fees	$9	$215	$39	$547
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
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Base management fee(1)(2)	$2,070	$2,150	$6,303	$6,447
Incentive fee(1)(2)	109	789	109	789
Incentive fee waiver(2)	(109)	—	(109)	—
Total fees to our Adviser	$2,070	$2,939	$6,303	$7,236

Administration fee(1)(2)	$683	$619	$1,839	$1,708

Selling Commissions and Dealer-Manager Fees(1)(3)	$9	$215	$39	$547
Total fees to Gladstone Securities	$9	$215	$39	$547
(1)Pursuant to the agreements with the respective related-party entities, as discussed above.
(2)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)Included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, were as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Base management fee	$2,070	$2,156
Incentive fee	109	982
Incentive fee waiver	(109)	—
Other, net(1)	52	49
Total due to Adviser	2,122	3,187
Administration fee	683	546
Cumulative accrued but unpaid portion of prior Administration Fees(2)	—	141
Total due to Administrator	683	687
Total due to related parties(3)	$2,805	$3,874
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
On March 28, 2023, we filed a universal shelf registration statement on Form S-3, as amended (File No. 333-270901), with the SEC (the “2023 Registration Statement”) to replace the 2020 Registration Statement. The 2023 Registration Statement, which was declared effective by the SEC on April 13, 2023, permits us to issue up to an aggregate of $1.5 billion in securities consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more securities. Through September 30, 2024, we have issued a total of 175,335 shares of Series E Preferred Stock (defined below) for gross proceeds of approximately $4.4 million and 124,460 shares of common stock for gross proceeds of approximately $2.2 million under the 2023 Registration Statement. See Note 11, “Subsequent Events,” for equity issuances completed subsequent to September 30, 2024.
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
During the nine months ended September 30, 2023, we issued 14,069 shares of the Series C Preferred Stock pursuant to the DRIP, and 48,913 shares of Series C Preferred Stock were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $1.2 million. We did not issue any shares of the Series C Preferred Stock pursuant to the DRIP during the three months ended September 30, 2023, nor were any shares of the Series C Preferred Stock tendered for optional redemption.
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
The following table provides information on sales of our Series E Preferred Stock during the three and nine months ended September 30, 2024 and 2023 (dollars in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of shares sold	3,595	87,672	15,735	223,081
Weighted-average offering price per share	$24.89	$24.96	$24.98	$24.95
Gross proceeds	$89	$2,188	$393	$5,566
Net proceeds(1)	$81	$1,973	$354	$5,019
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
See Note 11, “Subsequent Events,” for equity issuances completed subsequent to September 30, 2024.
Common Stock
At-the-Market Program
We have entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Virtu Americas LLC and Ladenburg & Co. Inc. (each a “Sales Agent”), that, as amended, currently permit us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $500.0 million (the “ATM Program”). We did not sell any shares of common stock under the ATM Program during either of the three or nine months ended September 30, 2024. The following table provides information on shares of common stock sold under the ATM Program during the three and nine months ended September 30, 2023 (dollars in thousands, except per-share amounts):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Number of shares sold	58,360	788,045
Weighted-average offering price per share	$17.34	$19.34
Gross proceeds	$1,012	$15,240
Net proceeds(1)	$1,002	$15,087
(1)Net of underwriting commissions
See Note 11, “Subsequent Events,” for equity issuances completed subsequent to September 30, 2024.
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
The following table summarizes repurchase activity under the Repurchase Program during the three and nine months ended September 30, 2024 (dollars in thousands, except per-share amounts):

	Three Months Ended September 30, 2024	Nine months ended September 30, 2024
Series B Preferred Stock:
Number of shares repurchased	60,441	115,176
Gross repurchase price(1)	$1,296	$2,429
Weighted-average repurchase price per share	$21.44	$21.09
Gain on repurchase(2)	$49	$133
Series C Preferred Stock:
Number of shares repurchased	115,604	201,646
Gross repurchase price(1)	$2,440	$4,201
Weighted-average repurchase price per share	$21.10	$20.83
Gain on repurchase(2)	$182	$372
(1)Inclusive of broker commissions.
(2)The gain on the repurchase of cumulative redeemable preferred stock is included within Gain (loss) on extinguishment of cumulative redeemable preferred stock, net on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of September 30, 2024, and December 31, 2023, we owned 100.0% of the outstanding OP Units.
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
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the three and nine months ended September 30, 2024 and 2023 are reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Issuance	2024	2023	2024	2023
Series B Preferred Stock	$0.375	$0.375	$1.125	$1.125
Series C Preferred Stock	0.375	0.375	1.125	1.125
Series D Term Preferred Stock(1)	0.312501	0.312501	0.937503	0.937503
Series E Term Preferred Stock	0.312501	0.312501	0.937503	0.937503
Common Stock(2)	0.1401	0.1386	0.4194	0.4143
(1)Dividends are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders, if any, as of the applicable date of record.

NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenue for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands, except for footnotes):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed lease payments(1)	$18,913	$21,102	$58,578	$63,180
Variable lease payments(2)	3,658	2,432	5,089	2,766
Lease revenue, net(3)	$22,571	$23,534	$63,667	$65,946
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments primarily consist of participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three and nine months ended September 30, 2024, we recorded participation rents of approximately $3.5 million and $4.6 million, respectively, reimbursements of certain property operating expenses by tenants of approximately $142,000 and $453,000, respectively, and late fees of approximately $4,000 and $11,000, respectively. During the three and nine months ended September 30, 2023, we recorded participation rents of approximately $2.4 million and $2.6 million, respectively, reimbursements of certain property operating expenses by tenants of approximately $47,000 and $140,000, respectively, and late fees of approximately $0 and $46,000, respectively.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2024 and 2023, computed using the weighted average number of common shares outstanding during the respective periods. Earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss.

(Dollars in thousands, except per-share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(5,787)	$(2,964)	$(4,992)	$(5,557)
Weighted average shares of common stock outstanding – basic and diluted	35,838,442	35,822,123	35,838,442	35,698,458
Loss per common share – basic and diluted	$(0.16)	$(0.08)	$(0.14)	$(0.16)
There were no OP Units held by non-controlling OP Unitholders during either of the three or nine months ended September 30, 2024 or 2023.
NOTE 11. SUBSEQUENT EVENTS
Portfolio Activity—Dispositions

Subsequent to September 30, 2024, we entered into agreements to sell 11 blueberry farms located in Allegan and Van Buren, Michigan, for total consideration of approximately $5.0 million, exclusive of closing costs. As of September 30, 2024, the aggregate carrying value of these farms was approximately $5.0 million and was included in Total real estate, net on our Condensed Consolidated Balance Sheets. We currently expect these sales to be completed during the three months ending December 31, 2024.
Financing Activity
Equity Activity—Equity Issuances
The following table provides information on equity sales that occurred subsequent to September 30, 2024 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Common Stock – ATM Program	346,216	$13.52	$4,680	$4,633
(1)Net of Selling Commissions and Dealer-Manager Fees or underwriting discounts and commissions (in each case, as applicable).
Distributions
On October 8, 2024, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	October 22, 2024	October 31, 2024	$0.125
	November 20, 2024	November 29, 2024	0.125
	December 20, 2024	December 31, 2024	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	October 22, 2024	October 31, 2024	$0.125
	November 20, 2024	November 29, 2024	0.125
	December 20, 2024	December 31, 2024	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	October 22, 2024	October 31, 2024	$0.104167
	November 20, 2024	November 29, 2024	0.104167
	December 20, 2024	December 31, 2024	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Series E Preferred Stock:	October 24, 2024	November 4, 2024	$0.104167
	November 27, 2024	December 4, 2024	0.104167
	December 23, 2024	January 3, 2025	0.104167
Total Series E Preferred Stock Distributions:			$0.312501

Common Stock(1):	October 22, 2024	October 31, 2024	$0.0467
	November 20, 2024	November 29, 2024	0.0467
	December 20, 2024	December 31, 2024	0.0467
Total Common Stock Distributions			$0.1401
(1)The same amounts paid to common stockholders were or will be paid as distributions on each OP Unit held by non-controlling OP Unitholders, if any, as of the above record dates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely,” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and/or our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”), except as required by law.

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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not a grower of crops, nor do we typically farm the properties we own. We currently own 168 farms comprised of 111,836 acres located across 15 states in the U.S. and 53,787 acre-feet of water assets in California. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
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
Portfolio Diversification
Our farmland portfolio currently consists of 168 farms leased to 94 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The following table summarizes the different geographic locations (by state) of our farms owned as of and during the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	As of and For the Nine Months Ended September 30, 2024					As of and For the Nine Months Ended September 30, 2023
State	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,844	31.2%	$43,331	68.1%	63	34,844	30.1%	$42,945	65.1%
Florida	25	18,720	16.7%	9,120	14.3%	26	22,468	19.4%	11,280	17.1%
Washington	6	2,520	2.2%	3,205	5.0%	6	2,529	2.2%	3,494	5.3%
Colorado	12	32,773	29.3%	1,984	3.1%	12	32,773	28.3%	1,904	2.9%
Arizona	6	6,320	5.6%	1,706	2.7%	6	6,320	5.5%	1,695	2.6%
Oregon	6	898	0.8%	1,650	2.6%	6	898	0.8%	1,625	2.5%
Michigan	23	1,892	1.7%	746	1.2%	23	1,892	1.6%	727	1.1%
Nebraska	9	7,782	7.0%	603	0.9%	9	7,782	6.7%	1,018	1.5%
Maryland	6	987	0.9%	345	0.5%	6	987	0.9%	345	0.5%
Texas	1	3,667	3.3%	344	0.5%	1	3,667	3.2%	337	0.5%
South Carolina	3	597	0.5%	183	0.3%	3	597	0.5%	183	0.3%
Georgia	2	230	0.2%	168	0.3%	2	230	0.2%	168	0.3%
North Carolina	2	310	0.3%	126	0.2%	2	310	0.3%	72	0.1%
New Jersey	3	116	0.1%	100	0.2%	3	116	0.1%	97	0.1%
Delaware	1	180	0.2%	56	0.1%	1	180	0.2%	56	0.1%
TOTALS	168	111,836	100.0%	$63,667	100.0%	169	115,593	100.0%	$65,946	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual, semi-annual, or quarterly basis, with such rent typically subject to periodic escalation clauses as set forth within the lease. Currently, 103 of our farms are leased on a pure, triple-net basis, 49 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, or insurance costs), 1 farm is direct-operated, 1 farm is vacant, and 11 farms are held for sale (see below under “Recent Developments—Portfolio Activity—Existing Properties—Disposition Activity” for further discussion). Additionally, 29 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms (though such leases generally include a guarantee of a minimum amount of rental income).
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of September 30, 2024 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring Leased Acreage	% of Total Acreage	Lease Revenue for the Nine Months Ended September 30, 2024	% of Total Lease Revenue
2024	7	4,058	3.6%	$2,050	3.2%
2025	17	24,592	22.0%	14,539	22.8%
2026	8	10,394	9.3%	3,197	5.0%
2027	9	8,497	7.6%	7,177	11.3%
2028	13	4,867	4.3%	3,324	5.2%
2029	8	1,973	1.8%	2,241	3.5%
Thereafter	42	56,101	50.2%	30,477	47.9%
Other(2)	10	30	—%	369	0.6%
Terminated/expired leases	—	1,324	1.2%	293	0.5%
Totals	114	111,836	100.0%	$63,667	100.0%

(1)Certain lease agreements encompass multiple farms.
(2)Primarily consists of ancillary leases (e.g., renewable energy leases; oil, gas, and mineral leases; telecommunications leases; etc.) with varying expirations on certain of our farms.
We currently have nine agricultural leases scheduled to expire within the next six months. We are currently exploring a variety of options with certain of these properties, including negotiating lease terms with existing and prospective new tenants (potentially through an adjusted lease structure whereby we would decrease the fixed base rent amounts in exchange for increasing the participation rent component), discussing sale options with prospective buyers, and considering operating the properties ourselves via third-party management agreements. Regarding all vacancies and upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity—Existing Properties
Disposition Activity
In October 2024, we entered into agreements to sell 11 blueberry farms located in Allegan and Van Buren, Michigan, for total consideration of approximately $5.0 million, exclusive of closing costs. We currently expect these sales to be completed during the three months ending December 31, 2024.
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since July 1, 2024, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
CA, DE, FL, MD, MI, OR, TX, & WA	21	10,173	$13,550	4	13 / 4 / 4	$5,452	3.7	5	12 / 8 / 1
(1)In connection with certain of these leases, we committed to provide cash allowances or capital for certain operations and improvements on these farms, which are excluded in the figures above. See Note 3, “Real Estate and Intangible Assets—Intangible Assets and Liabilities,” within the accompanying notes to our condensed consolidated financial statements and “Liquidity and Capital Resources—Operating Commitments and Obligations—Operating Obligations” below for additional information on these and other commitments.
(2)Based on the minimum cash rental payments guaranteed under the applicable leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents. In executing certain lease renewals, particularly those on certain western permanent crop farms, we reduced or eliminated the base rent component in exchange for significantly increasing the participation rent component, the results of which will not be known until the second half of 2025.
(3)“NNN” refers to leases under triple-net lease arrangements, “NN” refers to leases under partial-net lease arrangements, and “N” refers to leases under single-net lease arrangements, in each case, as described above under “Leases—General.”
Vacant, Direct-operated, and Non-accrual Properties
During a portion of the nine months ended September 30, 2024, we had 20 farms (5 in California, 13 in Michigan, 1 in Oregon, and 1 in Washington) that were either vacant, direct-operated (via management agreements with unrelated third parties), or on which lease revenues were recognized on a cash basis (due to credit issues with two tenants leading us to determine that the full collectability of the remaining rental payments under the respective leases was not deemed to be probable). During the nine months ended September 30, 2024, we recorded lease revenue related to the aforementioned farms of approximately $778,000 (including no participation rents), as compared to approximately $2.1 million (including approximately $195,000 of participation rents) during the prior-year period.
During the three months ended September 30, 2024, we entered into lease agreements with a new tenant on two farms in Michigan, and subsequent to September 30, 2024, we entered into agreements to sell the remaining 11 farms in Michigan, which we anticipate closing during the three months ending December 31, 2024.
Currently, 1 farm (in Washington) is vacant, 1 farm (in Oregon) is direct-operated, 5 farms (in California) are on non-accrual status, and 11 farms (in Michigan) are held for sale. Regarding vacant and direct-operated farms, we are exploring both leasing and selling options, and we are in discussions with both potential tenants and potential buyers for these farms. We currently expect to enter into lease or sale agreements within the next six months with respect to each of these farms; however, there can be no guarantee that we will be able to reach lease or sale agreements with tenants or buyers at favorable terms, or at all. Regarding the properties currently on non-accrual status, we are continuing to work with each of the tenants and will seek to come to an agreement for the remaining rental payments, if possible. Such agreement, if one can be reached, may include placing the tenant on a payment plan, deferring a portion of the rent owed to us, or agreeing to terminate the lease. In the event of a termination, we estimate that we would be able to find new tenants to lease each of these properties to at market rental rates within 1 to 12 months.
Water Asset Acquisitions
During the three months ended September 30, 2024, we purchased a total of 2,260 gross acre-feet of water from Byron-Bethany Irrigation District (“BBID”), a multi-county water district located in Contra Costa County, California, for the 2024 water year for a total purchase price (including commissions and other closing costs) of approximately $883,000, or approximately $391 per gross acre-foot. This water was purchased pursuant to a water transfer agreement we entered into with BBID in October 2023, whereby we may elect to purchase up to 15,000 acre-feet of water per water year during years in which BBID has a surplus supply of water through February 28, 2031. This water is expected to be recognized in our account with the local water district within the next six months, net of standard losses, as may be applicable.
We currently own a total of 53,787 acre-feet of long-term water assets, and our investments in these long-term water assets have an aggregate carrying value of approximately $36.8 million.
Southeastern U.S. Hurricanes
In September and October 2024, Hurricanes Helene and Milton caused widespread destruction across many states in the Southeastern U.S., including areas where several of our farms are located.
As a result of Hurricane Helene in September 2024, one of our farms in Georgia suffered damage to certain permanent plantings on the farm, and we estimated the carrying value of such plantings to be approximately $275,000. As such, during the three months ended September 30, 2024, we wrote down the carrying value of these plantings and also recorded a corresponding property and casualty loss, included within Property and casualty loss, net on our Condensed Consolidated Statements of Operations and Comprehensive Income. Certain of our other farms in the region suffered minor damage as a result of Hurricane Helene, but no other farms were materially impacted.
As a result of Hurricane Milton in October 2024, a portion of a cooling facility located on one of our farms in Florida suffered minor water damage. We are unable to estimate the extent of the damage at this time; however, we do not expect the cost of repairs to be material, and we expect the damage to be fully covered by insurance. We are still assessing the overall impact of Hurricane Milton. While planting may be slightly delayed, we do not expect any material impact to our farms or our tenants’ operations as a result of Hurricane Milton.
Financing Activity
Debt Activity—Loan Repayments
From July 1, 2024, through the date of this filing, we repaid approximately $13.3 million of loans that were scheduled to either mature or reprice. On a weighted-average basis, these borrowings bore interest at a stated rate of 4.28% and an effective rate (after interest patronage, where applicable) of 3.33%.
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
The following table summarizes the sales of our Series E Preferred Stock that occurred from July 1, 2024, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
3,595	$24.89	$89	$81
(1)Net of underwriting discounts, selling commissions, and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $9,000.

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
The following table summarizes the activity under the ATM Program from July 1, 2024, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
346,216	$13.52	$4,680	$4,633
(1)Net of underwriting commissions.
Repurchase Program
On May 17, 2024, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our 6.00% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) and up to $35.0 million of our 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock” and, collectively, the “Repurchase Program”). The Board’s authorization of the Repurchase Program may be suspended or discontinued at any time, does not obligate us to acquire any particular amount of securities, and expires on May 17, 2025. Under the Repurchase Program, repurchases are intended to be implemented through open market transactions on U.S. exchanges and/or in privately-negotiated transactions facilitated by a third-party broker acting as agent for us in accordance with applicable securities laws. Any repurchases will be made during applicable trading window periods or pursuant to applicable Rule 10b5-1 trading plans.
The following table summarizes repurchase activity under the Repurchase Program that occurred from July 1, 2024, through the date of this filing (dollars in thousands, except per-share amounts):

Series B Preferred Stock:
Number of shares repurchased	60,441
Gross repurchase price(1)	$1,296
Weighted-average repurchase price per share	$21.44
Gain on repurchase(2)	$49
Series C Preferred Stock:
Number of shares repurchased	115,604
Gross repurchase price(1)	$2,440
Weighted-average repurchase price per share	$21.10
Gain on repurchase(2)	$182
(1)Inclusive of broker commissions.
(2)The gain on the repurchase of cumulative redeemable preferred stock is included within Gain (loss) on extinguishment of cumulative redeemable preferred stock on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
Impact of Inflation and Interest Rates
According to the U.S. Bureau of Labor Statistics, the consumer price index (“CPI”) grew at an annual rate of 2.4% through September 30, 2024, as overall inflation continued to ease from the peak levels experienced in the summer of 2022, when it reached the highest rates seen in over 40 years. The increase in food prices has also slowed but has generally kept pace with the rate of inflation until the past few months, as the overall food segment increased at an annual rate of 2.3% through September 30, 2024. In addition, according to the NCREIF Farmland Index, which, as of September 30, 2024, consisted of approximately $16.5 billion of farms across the U.S., the total return on U.S. farmland (including appreciation and income) was 2.6% for the 12 months ended September 30, 2024. Despite the slowdown of increased food prices in recent months, prices remain high, as the food segment has increased by 18.0% over the past three years, outpacing overall CPI of 14.9% over the same time period. Although our farm operators have experienced increases in input costs, we believe such increases will be somewhat mitigated to the extent that food price increases continue to outpace or keep pace with the rate of inflation.
After holding rates flat since July 2023, the Federal Reserve cut interest rates for the first time in four years in September 2024, reducing its benchmark funds rate by 50 basis points and marking what many believe to be the beginning of a new monetary easing policy. This rate cut came on the heels of data indicating a slowing U.S. economy, including cooling inflation and a weaker labor market. However, since the September meeting, U.S. Treasury yields have spiked amidst stronger-than-expected U.S. macroeconomic data. Despite this, most still expect the Federal Reserve to continue cutting rates throughout the remainder of 2024 and into 2025, though the timing and extent of such rate cuts, if any, remains uncertain. As a result of this uncertainty, interest rates remain somewhat volatile. The yield on the 10-year US Treasury Note still remains well above 4.0%, and, as a result, interest rates on long-term financing continue to be high, thus limiting our ability to finance new acquisitions on favorable terms.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.40% for another 3.7 years. As such, with respect to our current borrowings, we have experienced minimal impact from the higher interest rates experienced over the past couple of years, and we believe we are well-protected against a prolonged period of elevated interest rates, which remains a possibility.
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
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2024.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses with regard to the comparison between the three months ended September 30, 2024 and 2023:
•Same-property basis represents farms owned as of June 30, 2023, which were not vacant or direct-operated at any point during either period presented and full collectability of future rental payments under the respective leases was deemed probable during the entirety of both periods;
•Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to June 30, 2023. From July 1, 2023, through September 30, 2024, we did not acquire any new farms and had one farm disposition; and
•Vacant, direct-operated, or non-accrual properties are:
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
From July 1, 2023 through September 30, 2024, we had 23 farms which were either vacant, direct-operated, or placed on non-accrual during all or a portion of either period.
For the purposes of the following discussions on certain operating revenues and expenses with regard to the comparison between the nine months ended September 30, 2024 and 2023:
•Same-property basis represents farms owned as of December 31, 2022, which were not vacant or direct-operated at any point during either period presented and full collectability of future rental payments under the respective leases was deemed probable during the entirety of both periods;
•Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2022. From January 1, 2023, through September 30, 2024, we did not acquire any new farms and had one farm disposition; and
•Vacant, direct-operated, or non-accrual properties are:
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
From January 1, 2023 through September 30, 2024, we had 25 farms which were either vacant, direct-operated, or placed on non-accrual during all or a portion of either period.
A comparison of results of components comprising our operating income for the three and nine months ended September 30, 2024 and 2023 is below (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$18,913	$21,102	$(2,189)	(10.4)%
Variable lease payments – participation rents	3,512	2,385	1,127	47.3%
Variable lease payments – tenant reimbursements and other	146	47	99	210.6%
Total operating revenues	22,571	23,534	(963)	(4.1)%
Operating expenses:
Depreciation and amortization	8,805	9,244	(439)	(4.7)%
Property operating expenses	1,380	729	651	89.3%
Base management and incentive fees, net of incentive fee waiver	2,070	2,939	(869)	(29.6)%
Administration fee	683	619	64	10.3%
General and administrative expenses	655	605	50	8.3%
Impairment charge	2,106	—	2,106	NM
Total operating expenses	15,699	14,136	1,563	11.1%
Operating income	$6,872	$9,398	$(2,526)	(26.9)%

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$58,578	$63,180	$(4,602)	(7.3)%
Variable lease payments – participation rents	4,625	2,580	2,045	79.3%
Variable lease payments – tenant reimbursements and other	464	186	278	149.5%
Total lease revenues	63,667	65,946	(2,279)	(3.5)%
Other operating revenues	453	—	453	NM
Total operating revenues	64,120	65,946	(1,826)	(2.8)%
Operating expenses:
Depreciation and amortization	26,407	27,407	(1,000)	(3.6)%
Property operating expenses	3,476	2,744	732	26.7%
Base management and incentive fees, net of incentive fee waiver	6,303	7,236	(933)	(12.9)%
Administration fee	1,839	1,708	131	7.7%
General and administrative expenses	1,992	2,181	(189)	(8.7)%
Impairment charge	2,106	—	2,106	NM
Total operating expenses	42,123	41,276	847	2.1%
Operating income	$21,997	$24,670	$(2,673)	(10.8)%
NM = Not Meaningful
Operating Revenues
Lease revenue
The following table provides a summary of our lease revenues during the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Same-property basis:
Fixed lease payments	$18,767	$19,528	$(761)	(3.9)%	$57,140	$57,514	$(374)	(0.7)%
Participation rents	3,512	1,510	2,002	132.6%	4,387	1,511	2,876	190.3%
Total – Same-property basis	22,279	21,038	1,241	5.9%	61,527	59,025	2,502	4.2%
Properties acquired or disposed of:
Fixed lease payments	—	732	(732)	(100.0)%	—	2,195	(2,195)	(100.0)%
Total – Properties acquired or disposed of	—	732	(732)	(100.0)%	—	2,195	(2,195)	(100.0)%
Vacant, direct-operated, or non-accrual properties:
Fixed lease payments	146	842	(696)	(82.7)%	1,438	3,471	(2,033)	(58.6)%
Participation rents	—	875	(875)	(100.0)%	238	1,069	(831)	(77.7)%
Total – Vacant, direct-operated, or non-accrual properties	146	1,717	(1,571)	(91.5)%	1,676	4,540	(2,864)	(63.1)%
Tenant reimbursements and other(1)	146	47	99	210.6%	464	186	278	149.5%
Total Lease revenues	$22,571	$23,534	$(963)	(4.1)%	$63,667	$65,946	$(2,279)	(3.5)%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts are also recorded as property operating expenses during the respective periods.
Same-property Basis – 2024 compared to 2023
Lease revenues from fixed lease payments decreased primarily due to the execution of certain lease agreements in 2024, pursuant to which we agreed to reduce the fixed base rent amounts in exchange for increasing the participation rent components in the leases, the majority of which will be realized in 2025. This decrease was partially offset by an increase in fixed lease payments attributable to the accelerated recognition of certain deferred rent asset balances attributable to the shortening of the expected lease terms associated with leases on three of our farms, additional rents earned on capital improvements completed on certain of our farms, and recent lease renewals.
The amount of lease revenues from participation rents is largely dependent upon when certain information is made available to allow us to determine such amounts to be reasonably estimable and thus recorded. Based on the participation rents recorded thus far, the increase was primarily driven by stronger production (i.e., pounds per acre) on certain pistachio farms, partly due to the alternate-bearing nature of such tree crops.
Other – 2024 compared to 2023
Lease revenue from properties acquired or disposed of decreased due to the sale of a 3,748-acre farm in Florida on January 11, 2024.
Lease revenue from vacant, direct-operated, or non-accrual properties decreased primarily due to revenues from certain of our leases being recognized on a cash basis during a portion of the current-year periods (rather than a straight-line basis), due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues. In addition, certain of our farms were either direct-operated (on a temporary basis via management agreements with unrelated third-parties) or vacant for portions of each of the nine months ended September 30, 2024 and 2023. The decrease in lease revenue from vacant, direct-operated, or non-accrual properties was partially offset by cash collections (in part or in whole) from tenants occupying certain of these properties during the nine months ended September 30, 2024.
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
Other Operating Revenue
Other operating revenue consists of non-lease revenue generated as a result of activities performed on certain of our properties. During the three and nine months ended September 30, 2024, we recognized approximately $0 and $453,000, respectively, of non-cash revenue associated with the transfer and storing of surplus water on behalf of a government municipality using a groundwater recharge facility constructed on one of our farms. See Note 3, “Real Estate and Intangible Assets—Investments in Water Assets,” within the accompanying notes to our condensed consolidated financial statements for further discussion.

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
Property operating expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expenses, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property-operating expenses recorded during the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Same-property basis	$822	$586	$236	40.3%	$2,037	$1,967	$70	3.6%
Properties acquired or disposed of	—	32	(32)	(100.0)%	2	117	(115)	(98.3)%
Vacant, direct-operated, or non-accrual properties	404	53	351	662.3%	955	501	454	90.6%
Tenant-reimbursed property operating expenses(1)	154	58	96	165.5%	482	159	323	203.1%
Total Property operating expenses	$1,380	$729	$651	89.3%	$3,476	$2,744	$732	26.7%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.
Same-property Basis – 2024 compared to 2023
Property operating expenses increased primarily due to additional property taxes paid by us on behalf of one of our tenants who terminated their lease during the three months ended September 30, 2024. For the nine months ended September 30, 2024, this increase was partially offset by a decrease in legal fees and other costs incurred in connection with protecting water rights on certain farms in California, as well as a decrease in repairs and maintenance expense incurred during the prior-year period as a result of minor damage at certain farms caused by natural disasters.
Other – 2024 compared to 2023
Property operating expenses on properties acquired or disposed of decreased due to the sale of one farm in Florida, as discussed elsewhere.
Property operating expenses attributable to vacant, direct-operated, or non-accrual properties increased primarily due to additional property management fees incurred on certain farms that were direct-operated for a portion of the current year-periods (via management agreements with unrelated third-parties) and additional property taxes incurred on those farms. For the three months ended September 30, 2024, this increase was also attributable to an increase in legal fees incurred in connection with rent collection or lease termination efforts on certain farms that were direct-operated or on non-accrual status.
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
Related-Party Fees
The following table provides the calculations of the base management and incentive fees due to our Adviser pursuant to the Advisory Agreement and credits granted to us by our Adviser for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

	Quarter Ended			Year to Date
	March 31	June 30	September 30
2024 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,437,812	$1,384,228	$1,380,264
Quarterly rate	0.150%	0.150%	0.150%
Base management fee(3)	$2,157	$2,076	$2,070	$6,303

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$344,128	$346,578	$334,913

First hurdle quarterly rate	1.750%	1.750%	1.750%
First hurdle threshold	$6,022	$6,065	$5,861

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$7,528	$7,581	$7,326

Pre-Incentive Fee FFO(1)	$5,988	$4,974	$5,970

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—	$109
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—	—
Total Incentive fee(3)	$—	$—	$109	$109
Incentive fee waiver3)	—	—	(109)	(109)
Incentive fee, net	$—	$—	$—	$—

Total fees due to Adviser	$2,157	$2,076	$2,070	$6,303

2023 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,432,394	$1,431,761	$1,433,713
Quarterly rate	0.150%	0.150%	0.150%
Base management fee(3)	$2,149	$2,148	$2,150	$6,447

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$358,689	$362,411	$360,339

First hurdle quarterly rate	1.750%	1.750%	1.750%
First hurdle threshold	$6,277	$6,342	$6,306

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$7,846	$7,928	$7,882

Pre-Incentive Fee FFO(1)	$5,303	$4,400	$7,095

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—	$789
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—	—
Total Incentive fee(3)	$—	$—	$789	$789

Total fees due to Adviser	$2,149	$2,148	$2,939	$7,236
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
Our Adviser earned an incentive fee during each of the three months ended September 30, 2024 and 2023 due to our Pre-Incentive Fee FFO (as defined in the Advisory Agreement) exceeding the required hurdle rate of the applicable equity base during the third quarter of 2024 and 2023, respectively. However, during the three months ended September 30, 2024, our Adviser granted us a non-contractual, unconditional, and irrevocable waiver to be applied against the entire incentive fee earned in the third quarter of 2024.
The administration fee paid to our Administrator increased primarily due to us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses decreased during the nine months ended September 30, 2024, primarily due to additional expenses incurred in the prior year related to the listing of the Series C Preferred Stock on Nasdaq and acquisition-related costs for investments no longer being pursued.
During the three months ended September 30, 2024, we recognized an aggregate impairment charge of approximately $2.1 million on portions of 4 properties (encompassing a total of 11 farms) located in Allegan and Van Buren, Michigan, due to the estimated fair values being lower than the respective carrying values.
A comparison of results of other components contributing to net loss attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023 is below (dollars in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Operating income	$6,872	$9,398	$(2,526)	(26.9)%
Other expense (income):
Other income	370	382	(12)	(3.1)%
Interest expense	(5,402)	(5,856)	454	(7.8)%
Dividends declared on cumulative term preferred stock	(755)	(755)	—	—%
Loss on dispositions of real estate assets, net	(832)	(4)	(828)	20,700.0%
Property and casualty loss, net	(275)	—	(275)	NM
Gain (loss) from investments in unconsolidated entities	28	(24)	52	(216.7)%
Total other expense, net	(6,866)	(6,257)	(609)	9.7%
Net income	6	3,141	(3,135)	(99.8)%
Net income attributable to non-controlling interests	—	—	—	NM
Net income attributable to the Company	6	3,141	(3,135)	(99.8)%
Aggregate dividends declared on and gain (loss) recognized on extinguishment of cumulative redeemable preferred stock, net	(5,793)	(6,105)	312	(5.1)%
Net loss attributable to common stockholders	$(5,787)	$(2,964)	$(2,823)	95.2%

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Operating income	$21,997	$24,670	$(2,673)	(10.8)%
Other expense (income):
Other income	3,295	3,365	(70)	(2.1)%
Interest expense	(16,492)	(17,835)	1,343	(7.5)%
Dividends declared on cumulative term preferred stock	(2,264)	(2,264)	—	—%
Gain on dispositions of real estate assets, net	6,641	5,910	731	12.4%
Property and casualty loss, net	(284)	(1,016)	732	(72.0)%
Loss from investments in unconsolidated entities	(143)	(84)	(59)	70.2%
Total other expense, net	(9,247)	(11,924)	2,677	(22.5)%
Net income	12,750	12,746	4	—%
Net income attributable to non-controlling interests	—	—	—	NM
Net income attributable to the Company	12,750	12,746	4	—%
Aggregate dividends declared on and gain (loss) recognized on extinguishment of cumulative redeemable preferred stock, net	(17,742)	(18,303)	561	(3.1)%
Net loss attributable to common stockholders	$(4,992)	$(5,557)	$565	(10.2)%
NM = Not Meaningful
Other (Expense) Income
Other income generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments. Other income decreased primarily due to less interest patronage received from Farm Credit (primarily due to decreased borrowings from Farm Credit), partially offset by an increase in additional interest earned on short-term investments due to higher interest rates.
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
Interest expense decreased, primarily due to a decrease in overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our cumulative term preferred stock) outstanding for the three and nine months ended

September 30, 2024, was approximately $540.9 million and $550.6 million, respectively, as compared to approximately $589.5 million and $600.5 million for the respective prior-year periods. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the weighted-average interest rate charged on our aggregate borrowings for the three and nine months ended September 30, 2024, was 3.83% and 3.82%, respectively, as compared to 3.81% and 3.79% for the respective prior-year periods.
During the nine months ended September 30, 2024, we recorded a net capital gain, driven by the sale of a 3,748-acre farm in Martin County, Florida, for approximately $65.7 million, which after accounting for closing costs, resulted in a net gain of approximately $10.4 million. During the nine months ended September 30, 2023, we recorded a net capital gain, driven by the sale of a 138-acre parcel of unfarmed land in Florida for $9.6 million, which, after accounting for closing costs, resulted in a net gain of approximately $6.4 million. The net losses recorded during the three months ended September 30, 2024 and 2023 related to the removal of some permanent plantings and the disposal of certain irrigation and other improvements on certain of our farms.
The net property and casualty loss relates to net expenses incurred and insurance recoveries received for certain improvements that were damaged due to natural disasters. The property and casualty loss recorded during three and nine months ended September 30, 2024, was primarily due to damage caused by Hurricane Helene to certain permanent plants on one of our farms in Georgia. The property and casualty loss recorded during the nine months ended September 30, 2023, was primarily due to the heavy rainfall that occurred in California in early 2023 and the resulting flooding, which damaged certain structures located on one of our farms in the Central Valley.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under our credit facility with Metropolitan Life Insurance Company (“MetLife”)), and issuances of additional equity securities. Our current available liquidity is approximately $164.4 million, consisting of approximately $19.8 million in cash on hand and, based on the current level of collateral pledged, approximately $144.6 million of availability under our credit facility with MetLife (subject to compliance with covenants) and other undrawn lines of credit, notes, or bonds. In addition, we currently have certain properties valued at a total of approximately $159.8 million that are unencumbered and eligible to be pledged as collateral.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.40% for another 3.7 years. In addition, the weighted-average remaining term of our notes and bonds payable is approximately 8.2 years. As such, with respect to our current borrowings, we have experienced minimal impact from increased interest rates in recent years, and we believe we are well-protected against a prolonged high rate environment. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near- and long-term debt obligations and operating expenses.
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

Operating Commitments and Obligations
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as September 30, 2024 (dollars in thousands):

Farm Location(s)	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of September 30, 2024
Columbia, OR	157	$1,800	(2)	Q4 2024	$1,146
St. Lucie, FL	549	230		Q3 2025	185
Ventura, CA	402	1,000	(2)	Q4 2025	448
Franklin & Grant, WA, & Umatilla, OR	1,126	3,265	(2)	Q4 2032	2,474
Wicomico & Caroline, MD, and Sussex, DE	833	155		Q3 2034	78
Charlotte, FL	975	800	(2)	Q3 2034	150
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
In connection with certain farms acquired through a leasehold interest, we assumed certain ground lease arrangements under which we are the lessee. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of September 30, 2024, are as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining three months ending December 31:	2024	$40
For the fiscal years ending December 31:	2025	62
	2026	62
	2027	62
	2028	62
	Thereafter	631
Total undiscounted lease payments		919
Less: imputed interest		(374)
Present value of lease payments		$545
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense of approximately $27,000 and $79,000 during the three and nine months ended September 30, 2024, respectively, and approximately $26,000 and $77,000 during the three and nine months ended September 30, 2023, respectively.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net change in cash from:
Operating activities	$17,966	$22,657	$(4,691)	(20.7)%
Investing activities	60,039	(1,086)	61,125	(5,628.5)%
Financing activities	(83,363)	(57,632)	(25,731)	44.6%
Net change in Cash and cash equivalents	$(5,358)	$(36,061)	$30,703	(85.1)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities decreased largely due to a decrease in fixed lease cash payments received (primarily due to the disposition of one farm in Florida, as well as reduced fixed lease payments attributable to those farms which were vacant, direct-operated, or on non-accrual basis during the current-year period), the payment of certain cash allowances provided for in three leases that were executed during the three months ended September 30, 2024, and an increase in cash payments made towards the acquisition of water assets. This decrease was partially offset by an increase in cash payments received towards participation rent and a decrease in related party fees and interest payments made.
Investing Activities
The change in cash from investing activities was primarily due to proceeds received from the sale of a 3,748-acre farm in Florida for approximately $65.7 million during the nine months ended September 30, 2024, which resulted in a net gain of approximately $10.4 million, and a decrease in the amount of cash paid for capital improvements on existing farms during the current-year period.
Financing Activities
The change in cash from financing activities was primarily due to a decrease in aggregate net cash proceeds received from preferred and common equity offerings of approximately $19.9 million, as well as increases in aggregate preferred stock repurchases of approximately $5.4 million and debt repayments of approximately $1.1 million.
Debt Capital
MetLife Facility
As amended, our credit facility with MetLife currently consists of $75.0 million of revolving equity lines of credit and an aggregate of $175.0 million of term notes (the “MetLife Facility”). We currently have $200,000 outstanding under the lines of credit and $36.9 million outstanding on the term notes. While $212.9 million of the full commitment amount under the MetLife Facility remains undrawn, based on the level of collateral pledged, we currently have approximately $110.2 million of availability under the MetLife Facility. The revolving equity lines of credit mature on December 15, 2033, and the draw period for both term notes expires on December 31, 2024, after which MetLife has no obligation to disburse any additional undrawn funds under the term notes. We have been in discussions with MetLife to extend the draw periods for the term notes and currently expect to have an agreement finalized by the end of 2024.
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
Equity Capital
The following table provides information on equity sales that occurred since January 1, 2024 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series E Preferred Stock	15,735	$24.98	$393	$354
Common Stock – ATM Program	346,216	13.52	4,680	4,633
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).
Our 2023 Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our condensed consolidated financial statements) permits us to issue up to an aggregate of $1.5 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $4.4 million of Series E Preferred Stock and $6.8 million of common stock under the 2023 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of September 30, 2024, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and nine months ended September 30, 2024 and 2023 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$6	$3,141	$12,750	$12,746
Less: Aggregate dividends declared on and gains on or charges related to extinguishment of cumulative redeemable preferred stock, net(1)	(5,793)	(6,105)	(17,742)	(18,303)
Net loss attributable to common stockholders and non-controlling OP Unitholders	$(5,787)	$(2,964)	$(4,992)	$(5,557)
Plus: Real estate and intangible depreciation and amortization	8,805	9,244	26,407	27,407
Plus (less): Losses (gains) on dispositions of real estate assets, net	832	4	(6,641)	(5,910)
Plus: Impairment charges	2,106	—	2,106	—
Adjustments for unconsolidated entities(2)	14	22	52	69
FFO available to common stockholders and non-controlling OP Unitholders	$5,970	$6,306	$16,932	$16,009
Plus (less): Acquisition- and disposition-related expenses (credits), net	10	33	(3)	126
Plus: Other nonrecurring charges, net(3)	288	50	349	1,328
CFFO available to common stockholders and non-controlling OP Unitholders	$6,268	$6,389	$17,278	$17,463
Net rent adjustment	(1,229)	(1,268)	(2,703)	(3,591)
Plus: Amortization of debt issuance costs	221	247	687	766
(Less) plus: Other non-cash (receipts) charges, net(4)	(734)	1	(1,903)	279
AFFO available to common stockholders and non-controlling OP Unitholders	$4,526	$5,369	$13,359	$14,917

Weighted-average shares of common stock outstanding	35,838,442	35,822,123	35,838,442	35,698,458
Weighted-average common non-controlling OP Units outstanding	—	—	—	—
Weighted-average shares of common shares outstanding, fully diluted	35,838,442	35,822,123	35,838,442	35,698,458

Diluted FFO per weighted-average common share	$0.17	$0.18	$0.47	$0.45
Diluted CFFO per weighted-average common share	$0.17	$0.18	$0.48	$0.49
Diluted AFFO per weighted-average common share	$0.13	$0.15	$0.37	$0.42

Distributions declared per common share	$0.14	$0.14	$0.42	$0.41
(1)Includes (i) cash dividends paid on our cumulative redeemable preferred stock, (ii) the value of additional shares of Series C Preferred Stock issued pursuant to the dividend reinvestment plant (the “DRIP”), and (iii) the net (gain) loss recognized as a result of shares of cumulative redeemable preferred stock that were redeemed during the respective periods.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of September 30, 2024, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Valuation Method	Number of Farms	Total Acres	Farm Acres	Acre-feet of Water	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	—	—	—	5,478	$1,288	$1,288	0.1%
Internal Valuation	3	6,189	4,730	—	19,819	36,000	2.5%
Third-party Appraisal(2)	165	105,647	87,667	48,309	1,252,472	1,425,074	97.4%
Total	168	111,836	92,397	53,787	$1,273,579	$1,462,362	100.0%
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.
(2)Appraisals performed between September 2023 and September 2024.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of September 30, 2024, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions as of September 30, 2024, is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$708 – $128,519	$33,964	$5,918 – $5,918	$5,918
Market NOI (per farmable acre)	$150 – $3,979	$1,786	N/A	N/A
Market Capitalization Rate	2.20% – 6.20%	4.44%	N/A	N/A
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of September 30, 2024, and, accordingly, did not make any adjustment to these values.
A quarterly roll-forward of the change in our portfolio value for the three months ended September 30, 2024, from the prior value basis as of June 30, 2024, is provided in the table below (dollars in thousands):

Total portfolio fair value as of June 30, 2024		$1,485,653
Less: Cumulative adjustment to cost basis of water assets acquired in prior periods.		(29)
Change in value of farms during the three months ended September 30, 2024
Farms valued via third-party appraisals	$(23,262)
Net change in value of farms during the three months ended September 30, 2024		(23,262)
Total portfolio fair value as of September 30, 2024		$1,462,362
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of September 30, 2024, was approximately $500.0 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $533.1 million. The fair values of our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock were determined using the closing stock prices as of September 30, 2024, of $22.77 per share, $21.80 per share, and $24.50 per share, respectively. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series E Preferred Stock to be $25.00 per share as of September 30, 2024 (see Exhibit 99.1 to this Form 10-Q).
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
As of September 30, 2024, we estimate the NAV per common share to be $15.57. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$691,204
Fair value adjustment for long-term assets:
Less: net cost basis of real estate holdings and related assets(1)	$(1,273,579)
Plus: estimated fair value of real estate holdings(2)	1,462,362
Net fair value adjustment for real estate holdings		188,783
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	593,435
Less: fair value of aggregate long-term indebtedness(3)(4)	(559,136)
Net fair value adjustment for long-term indebtedness		34,299
Estimated NAV		914,286
Less: aggregate fair value of cumulative redeemable preferred stock(5)		(356,302)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$557,984
Total common shares and non-controlling OP Units outstanding		35,838,442
Estimated NAV per common share and OP Unit		$15.57
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.
(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series D Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series D Term Preferred Stock was valued based on its closing stock price as of September 30, 2024.
(5)The Series B Preferred Stock and Series C Preferred Stock were valued based on their respective closing stock prices as of September 30, 2024, while the Series E Preferred Stock was valued at its liquidation value, as discussed above.
A quarterly roll-forward in the estimated NAV per common share for the three months ended September 30, 2024, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of June 30, 2024		$17.59
Less net loss attributable to common stockholders and non-controlling OP Unitholders		(0.16)
Adjustments for net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$(0.70)
Net change in unrealized fair value of long-term indebtedness	(0.46)
Net change in unrealized fair value of preferred equity securities	(0.48)
Net change in valuations		(1.64)
Less distributions on common stock and non-controlling OP Units		(0.14)
Plus (less) net accretive (dilutive) effect of equity issuances and redemptions, net		(0.08)
Estimated NAV per common share and non-controlling OP Unit as of September 30, 2024		$15.57
(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) a decrease of $0.65 per share due to the net depreciation in value of the farms that were valued during the three months ended September 30, 2024, (ii) an increase of $0.25 per share due to the decrease in net book value of our real estate holdings as a result of the aggregate depreciation and amortization expense recorded during the three months ended September 30, 2024, and (iii) a decrease of $0.30 per share due to capital improvements made on certain farms that have not yet been considered in the determination of the respective farms’ estimated fair values.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $15.57 as of September 30, 2024, based on the calculation above, the closing price of our common stock on September 30, 2024, was $13.90 per share.
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
Currently, over 99.9% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate (after interest patronage) of 3.40% for another 3.7 years. As such, with respect to our current borrowings, we believe fluctuations in interest rates would have a minimal impact on our net income. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. As of September 30, 2024, the fair value of our fixed-rate borrowings outstanding (excluding our Series D Term Preferred Stock) was approximately $500.0 million.
The following table summarizes the hypothetical change in fair value of our fixed-rate borrowings at September 30, 2024, if market interest rates had been one or two percentage points lower or higher than those rates in place as of September 30, 2024 (dollars in thousands):

Change in Market Interest Rates	Carrying Value(1)	Fair Value	Difference
2% decrease	$533,060	$526,362	$(6,698)
1% decrease	533,060	512,867	(20,193)
No change	533,060	499,968	(33,092)
1% increase	533,060	487,640	(45,420)
2% increase	533,060	475,844	(57,216)
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information with respect to our purchases of our Series B Preferred Stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2024	33,334	$21.36	33,334	$18,155,882
August 2024	20,962	21.54	20,962	17,704,316
September 2024	6,145	21.35	6,145	17,573,097
Total	60,441	$21.42	60,441	$17,573,097
(1)Excludes commissions and transaction costs.
The following table provides information with respect to our purchases of our Series C Preferred Stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2024	47,788	$21.09	47,788	$32,232,501
August 2024	55,770	21.06	55,770	31,057,706
September 2024	12,046	21.16	12,046	30,802,763
Total	115,604	$21.08	115,604	$30,802,763
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

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None. Without limiting the generality of the foregoing, during the three months ended September 30, 2024, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

4.6	Form of Indenture, incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (File No. 333-270901), filed on March 28, 2023.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series E Cumulative Redeemable Preferred Stock as of September 30, 2024 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2024 and 2023; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: November 6, 2024	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: November 6, 2024	By:	/s/ David Gladstone
David Gladstone
President, Chief Executive Officer, and Chairman of the Board of Directors