Form 10-K
period 2024-12-31
GLADSTONE LAND Corp
filed 2025-02-19
CIK 1495240

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: 5.00% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2024, based on the closing price on that date of $13.69 per share on the Nasdaq Global Market, was approximately $456.0 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been deemed to be affiliates.
The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 18, 2025, was 36,184,658.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2025, relating to the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Content
GLADSTONE LAND CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2024

Table of Content
FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K (the “Form 10-K”) and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve inherent risks and uncertainties as they relate to expectations, beliefs, projections, future plans and strategies, anticipated events, or trends concerning matters that are not historical facts and may ultimately prove to be incorrect or false. Forward-looking statements include information about possible or assumed future events, including, without limitation, those relating to the discussion and analysis of our business, financial condition, results of operations, and our strategic plans and objectives. Words such as “may,” “might,” “believe,” “will,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those included within or contemplated by such statements, including, but not limited to, the description of risks and uncertainties in Part I, Item 1A, “Risk Factors,” of this Form 10-K. Additional information regarding risk factors that may affect us is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K, and readers of our Form 10-K should also read our U.S. Securities and Exchange Commission (“SEC”) filings and other publicly-filed documents for further discussion regarding such factors.
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
Summary Risk Factors
Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors” beginning on page 15 of this Annual Report together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the SEC for a more detailed discussion of the principal risks (as well as certain other risks) that you should carefully consider before deciding to invest in our securities.
•Our real estate portfolio is concentrated across a limited number of states, which subjects us to an increased risk of significant loss if adverse weather, economic, or regulatory changes or developments in the markets in which our properties are located occurs.
•We may, on a temporary basis, choose to operate farms on certain of our properties, which will increase our operating costs and expose us to additional farming and related operational risks.
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
•Illiquidity of our farmland investments may make it difficult for us to sell properties in response to market conditions and could harm our financial condition and ability to make distributions to our stockholders.
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

Table of Content
•Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations or the operations of businesses in which we invest, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial condition, and operating results.
•We are dependent upon our key management personnel for our future success, particularly David Gladstone, Bill Reiman, Lewis Parrish, and Jay Beckhorn.
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
Overview
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is engaged in the business of owning and leasing farmland. We are not generally a grower of crops, nor do we typically farm the properties we own, though we may, on a temporary basis, do so in the future on select properties in certain situations. If we choose to operate any farms we own, we anticipate doing so via a management agreement with a third-party operator and/or through a taxable REIT subsidiary (“TRS”). We currently own 150 farms comprised of 103,001 acres across 15 states in the U.S. We also own several farm-related facilities that are necessary to the farming operations on the underlying farmland.
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
Our Investment Objectives and Our Strategy
Our principal business objective is to maximize stockholder returns through a combination of: (i) monthly cash distributions to our stockholders, which we hope to sustain and increase through long-term growth in cash flows from increased rents (including participation rents); (ii) appreciation of our land; and (iii) capital gains derived from the sale of our properties. Our primary strategy to achieve our business objective is to invest in and further diversify our current portfolio of primarily triple-net-leased farmland and farm related properties. In addition, we may also acquire certain commercial properties used by businesses that support agricultural communities. This strategy includes the following components:
•Owning Farms, Farm-Related Real Estate, and Real Estate used by Businesses that Support Farming Communities for Income.  We own and intend to primarily acquire additional farms and farm-related properties and lease them to independent and corporate farming operations, including sellers who desire to continue farming the land after we acquire the property from them. We may also acquire commercial properties used by businesses that support farming communities. Such businesses may include, but are not limited to, farmer-owned cooperatives, rural infrastructure providers, and other agribusinesses. We intend to hold most acquired properties for many years and to generate stable and increasing rental income from leasing these properties. However, from time to time, we may explore alternative

Table of Content
options with certain of our farms, including entering into agreements where we finance a portion of the planting, growing, and harvesting costs on certain farms in exchange for receiving a larger share of the resulting crop sales.
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
•Operating Certain Farms under Certain Conditions. While we do not generally intend to be a grower of crops, we may choose to do so on select properties in certain unique situations if we believe it to be in the best interests of our stockholders and best to maintain the overall value of our portfolio. If we choose to operate any farms we own, we anticipate doing so via a management agreement with a third-party operator and/or through our TRS.
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

Table of Content
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
We intend to own and lease primarily single-tenant, agricultural real property, and we may acquire and lease properties used by businesses that support farming communities. Generally, we will lease properties to tenants that our Adviser deems creditworthy under triple-net leases that will be full-recourse obligations of our tenants or their affiliates. Most of our agricultural leases have original terms ranging from 3 to 10 years for farms growing annual row crops and 7 to 15 years for properties growing permanent crops, often with options to extend the lease further. Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. The escalation clauses may specify fixed dollar amounts or percentage increases each year, or they may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect then-current market rents. We also have leases that include a variable rent component based on the gross revenues earned on the respective farm. In these types of agreements, we will generally require the lease to include the guarantee of a minimum amount of rental income that satisfies our investment return criteria. From time to time, we may also explore alternative leasing options with tenants on certain of our farms, including entering into agreements where we finance a portion of the planting, growing, and harvesting costs on certain farms in exchange for receiving a larger share of the resulting crop sales.
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

Table of Content
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

Table of Content
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

Table of Content
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
Code of Ethics
We have adopted a code of ethics and business conduct applicable to all personnel of our Adviser and Administrator that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act. This code establishes procedures for personal investments, restricts certain transactions by such personnel, and requires the reporting of certain transactions and holdings by such personnel. A copy of this code is available for review, free of charge, on the Investors section of our website at www.GladstoneLand.com. The information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. We intend to provide any required disclosure of any amendments to or waivers of this code of ethics by posting information regarding any such amendment or waiver to our website.

Table of Content

Insider Trading Policy

In addition, the code of ethics and business conduct, among other things, prohibits directors, officers and other employees of the Company, Gladstone Capital Corporation (“Gladstone Capital”), Gladstone Commercial Corporation (“Gladstone Commercial”), Gladstone Investment Corporation (“Gladstone Investment”), Gladstone Alternative Income Fund (“Gladstone Alternative,” and collectively, with the Company, the “Funds”), the Administrator, or the Adviser, including such persons’ spouse, minor children, family members living within the same household, and any other affiliates or affiliated entities, from trading in the Funds’ securities while in possession of material non-public information and entering into a short sale transaction or trading in options (including puts and calls), warrants, convertible securities, appreciation rights, or other derivative securities, with respect to the Company’s securities (or securities of the Funds) granted as compensation or held directly or indirectly by the individuals covered under the policy, or use any other derivative transaction or instrument to take a short position in respect of such Fund’s securities. The code also requires the pre-clearance of transactions in Fund securities.
Our Adviser and Administrator
We are externally managed by our Adviser. The officers, directors, and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We have entered into an investment advisory agreement with our Adviser, which was most recently amended and restated effective July 1, 2021 (the “Advisory Agreement”), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis, and for identifying, evaluating, negotiating, and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time.
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
Our Adviser has an investment committee that evaluates and approves each of our investments. This investment committee is currently comprised of Messrs. Gladstone and Reiman; Mr. John Sateri, who is a managing director of our Adviser and President of Gladstone Alternative; and Ms. Laura Gladstone, who is a managing director of our Adviser. We believe that the review process of our Adviser’s investment committee gives us a competitive advantage over other agricultural real estate companies because of the substantial experience that the members possess and their unique perspective in evaluating the blend of corporate credit, real estate, and lease terms that collectively combine to provide an acceptable risk for our investments.
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
Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C., and our Adviser also has offices in several other states. Refer to Part II, Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Overview—Our Adviser and Administrator” of this Form 10-K for a detailed discussion on the fee structure of each of the Adviser and Administrator.
Adviser Duties and Authority under the Advisory Agreement
Under the terms of the Advisory Agreement, our Adviser is required to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors. In performing its duties, our Adviser, either directly or indirectly by engaging an affiliate:
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

Table of Content
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
Our Adviser and Administrator also engage in other business ventures and, as a result, certain (but not all) of their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser and administrator, respectively, to Gladstone Capital and Gladstone Investment, both publicly-traded business development companies affiliated with us; Gladstone Commercial, a publicly-traded REIT affiliated with us; and Gladstone Alternative, a non-diversified, closed-end management investment company that operates as an “interval fund” that is also our affiliate. However, under the Advisory Agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The Advisory Agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the Advisory Agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us.
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
Dealer-Manager Agreements
In connection with the continuous public offering of our Series C Preferred Stock (which was completed in December 2022) and our Series E Preferred Stock (which offering is ongoing), we entered into certain dealer-manager agreements with Gladstone Securities, whereby Gladstone Securities served or serves, as appropriate, as our exclusive dealer-manager. Pursuant to each of these dealer-manager agreements, Gladstone Securities provided or provides certain sales, promotional, and marketing services to us in connection with the offering of the respective stock. Refer to Note 6, “Related-Party Transactions—Gladstone Securities,” in the accompanying notes to our consolidated financial statements for a discussion of the fees and commissions paid to Gladstone Securities pursuant to each of these dealer-manager agreements.
Human Capital Management
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive

Table of Content
officers is an employee or executive officer, or both, of each our Adviser and our Administrator. We expect that approximately 15 to 25 full-time employees of our Adviser and our Administrator will spend substantial time on our matters during the 2025 calendar year. Our CFO, accounting team, and the employees of our Adviser who manage our assets and investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase and the number of our Adviser’s employees working out of local offices, if any, where we buy land will also increase.
As of December 31, 2024, our Adviser and Administrator, collectively, had 72 full-time employees. A breakdown thereof is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive Management
37	Investment Management, Portfolio Management, and Due Diligence
23	Administration, Accounting, Compliance, Human Resources, Legal, and Treasury
The Adviser and the Administrator aim to attract and retain capable advisory and administrative personnel, respectively, by offering competitive base salaries, benefits, and bonus structure and by providing employees with appropriate opportunities for professional development and growth.
Competition
We face competition for farmland acreage from many different entities, including, but not limited to, developers, municipalities, individual farmers, agriculture corporations, institutional investors, and others. Investment firms that we might compete directly against could include agricultural investment firms, such as Hancock Agricultural Investment Group, Prudential Agricultural Investments, and UBS AgriVest, LLC. These firms engage in the acquisition, asset management, valuation, and disposition of farmland properties. Further competition may also come from other agricultural REITs, both publicly-traded (e.g., Farmland Partners, Inc.) and privately-held (e.g., Iroquois Valley Farmland REIT, PBC); other agricultural-focused privately-held funds, such as AgIS Capital, LLC, and Homestead Capital; and various online farmland crowdfunding platforms (e.g., AcreTrader, FarmTogether, etc.).
Government Regulations
We own, manage, acquire, and develop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the jurisdictions where our properties are located, which may differ among jurisdictions. Developments related to public health emergencies, including laws and regulations implemented by federal governmental authorities or state and local governmental authorities in jurisdictions where our properties are located in response to such public health emergencies, may impact our ability to operate our business, or those of our tenants, in the ordinary course, which may materially affect our results of operations for the year ending December 31, 2025. Otherwise, we do not expect that compliance with the various laws and regulations we are subject to will have a material effect on our capital expenditures, results of operations, or competitive position for the year ending December 31, 2025, as compared to prior periods.
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

Table of Content
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
We may operate farms on certain of our properties, which will increase our operating costs and expose us to additional farming and related operational risks.
We may, on a temporary basis, operate certain of our farms via a management agreement with a third-party operator. If we choose to operate any farms we own, we will incur additional costs associated with such farming activities. In addition, we will be exposed to risks related to farming these properties, including, but not limited to, overall market conditions, natural disasters, adverse weather conditions (including drought), crop-related disease, lower-than-expected harvests, and regulatory restrictions. These risks may harm our farming operations and have a material adverse effect on our results of operations and cash flow.
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

Table of Content
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

Table of Content
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
We expect that single tenants will continue to occupy most of our farms, and, therefore, the success of our investments will continue to be materially dependent on the financial stability of these tenants. Some of our tenants may have been recently restructured using leverage acquired in a leveraged transaction, may otherwise be subject to significant debt obligations, or may have been adversely impacted by public health emergencies. Tenants that are subject to significant debt obligations may be unable to make their rent payments if there are adverse changes in their businesses or in general economic conditions. Tenants that have been impacted adversely by public health emergencies may not be able to make timely rental payments due to labor shortages, supply chain issues, or other measures taken to address such public health emergencies. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries. In situations where management of the tenant will change after a transaction, it may be difficult for our Adviser to determine with certainty the likelihood of the tenant’s business success and of it being able to pay rent throughout the lease term. These companies are more vulnerable to adverse conditions in their businesses or industries and economic conditions generally, as well as to increases in interest rates. In addition, these companies’ revenues and expenses may fluctuate according to the growing season, which may impact their ability to make regular lease payments.
Any lease payment defaults by a tenant could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property.
Adverse changes in government policies related to farming could affect the prices of crops and the profitability of farming operations, which could materially and adversely affect the value of our properties and our results of operations.
There are a number of government programs that directly or indirectly affect the profitability of farm operators. These include marketing, export, renewable fuel, and insurance policies and programs. Significant changes to or the elimination of such programs and policies could adversely affect crop prices and the profitability of farming operations, which could materially and adversely impact the value of our farms and our ability to lease them on favorable terms, or at all, which would have a material adverse effect on our results of operations.
The potential for tariffs or trade disputes between the U.S. and its primary agricultural trade partners has increased with the change of the Presidential administration. This impacts the volatility of the market prices of certain crops that our tenants grow on our properties. Tariffs, trade disputes, and geopolitical conflicts could adversely affect the profitability of our tenants’ farming operations, which could have a material adverse effect on our results of operations, financial condition, ability to make distributions to our stockholders, and the value of our properties.
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

Table of Content
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
We own several farms subject to leases that include a participation rent component based on the annual gross revenues earned on the respective farm; however, the majority of these leases also include a guarantee of a minimum amount of rental income that generally satisfies our investment return criteria. While we do not generally intend for participation rents to make up a significant portion of our overall leased portfolio, we anticipate entering into additional leases with participation rent components. Such leases will still be impacted by factors related to the success of the farmer-tenant’s harvest, including, but not limited to, declining crop prices and lower-than-average crop production, that may result in us receiving less rent than anticipated or projected when entering into such leases. A reduction in the rent we receive could have a material adverse effect on our cash flow and ability to make distributions to our stockholders.
Our investments in farmland used for permanent crops have a higher risk profile than farmland used for annual row crops.
Since our IPO, we have expanded our investment focus to include farms used for permanent crops, and we intend to continue to add to our investments in farmland used for permanent crops in the future. Permanent crops have plant structures (such as trees, vines, or bushes) that produce yearly crops without being replanted. Examples include almonds, apples, blueberries, figs, pistachios, oranges, and table and wine grapes. Permanent crops generally involve more risk than annual row crops because permanent crops require more time and capital to plant and cultivate. As a result, permanent crops are generally more expensive to replace and more susceptible to disease and poor weather. If a farmer loses a permanent crop to any natural disaster, such as drought, hurricane, flooding, fire, or disease, there would generally be significant time and capital needed to return the land to commercial production because a tree, bush, or vine may take years to grow before bearing fruit.
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

Table of Content
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
Market conditions for certain permanent crops may continue at depressed levels for the foreseeable future.
Markets for certain permanent crops, including almonds, pistachios, and wine grapes, continue to operate below peak levels experienced in previous years, and it is currently unknown when, or if, pricing for such crops will return to those previous levels. As a result, due to the associated operating costs, variability in crop production, and challenging market conditions, our farms producing these crop types have a higher risk than the rest of our farmland portfolio. If these crop markets do not rebound or we cannot sell the related farmland, these higher-risk farms may have a material adverse effect on our results of operations and cash flow.
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
Illiquidity of our farmland investments may make it difficult for us to sell properties in response to market conditions and could harm our financial condition and ability to make distributions to our stockholders.
Our farmland investments may be difficult to sell quickly or for a gain. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial, and investment conditions may be limited, or we may have to sell properties at a loss. In addition, we generally seek to opportunistically dispose of properties when we are able to do so at a price we consider attractive and/or recognize a gain on the sale. If we are required to dispose of assets for liquidity purposes, we may be unable to realize our investment objectives via a sale at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. Opportunities to dispose of assets at a gain may not be available to us, which would reduce our cash on hand for distributions to stockholders or for any other purpose. Weakness in or the lack of an established market for a farm, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations, or fiscal policies of jurisdictions in which the farm is located, in each case, may limit our ability to dispose of a farm.
In addition, as a REIT, we may be subject to a 100% tax on net income derived from the sale of property considered to be held primarily for sale to customers in the ordinary course of our business. We may seek to avoid this tax by complying with certain safe harbor rules that generally limit the number of properties we may sell in a given year, the aggregate expenditures made on such properties prior to their disposition, and how long we retain such properties before disposing of them. However, we can provide no assurance that we will always be able to comply with these safe harbors. If compliance is possible, the safe harbor rules may restrict our ability to sell assets in the future and achieve liquidity that may be necessary to fund distributions.
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
To lease the cropland that we intend to acquire, these properties will require access to sufficient water to make them suitable for farming. Additionally, the ability of our current tenants to make their rental payments is dependent upon sufficient access to water. Although we expect to acquire properties with sufficient water access, should the need arise for additional wells from which to obtain water, we likely would be required to obtain permits prior to drilling such wells. Permits for drilling water wells are required by state and county regulations, and such permits may be difficult to obtain due to the limited supply of water

Table of Content
in areas where we expect to acquire properties, such as the farming regions of California. Similarly, our properties may be subject to governmental regulations relating to the quality and disposition of rainwater runoff or other water to be used for irrigation. In such case, we could incur costs necessary to retain this water. Water politics may adversely shift relative to our business interests or those of our tenants due to a number of external factors, such as the recent wildfires in the Los Angeles and San Diego areas of California and the new Presidential administration’s actions related to farming and water rights, among others. If we are unable to obtain or maintain sufficient water supply for our properties, our ability to lease them for farming would be seriously impaired, which would have a material adverse impact on the value of our assets and our results of operations. If, in the future, we invest in farmland that depends upon rain water rather than local water access, our tenants on that farmland may be susceptible to extended droughts, and any failure on the part of such tenants to procure adequate drought insurance would impact the ability of such tenants to make rental payments, which would have a material adverse impact on our ability to generate returns on our properties.
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

Table of Content
To maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs, including property acquisitions, from retained earnings. Therefore, we may acquire additional capital from the issuance of securities senior to our common shares, including borrowings or other indebtedness, preferred shares, or the issuance of other securities. This capital may not be available on favorable terms or at all. Our access to additional capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings.
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

Table of Content
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

Table of Content
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
Losses from disaster-type occurrences, such as wars, wildfires, earthquakes and weather-related disasters, may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flows from one or more properties. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to issue reimbursement. Further, the amount of losses may exceed our coverage, which could have an adverse effect on our cash flow.
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
State, county, and federal governments have also implemented a number of regulations governing labor practices used in connection with farming operations. For example, these regulations seek to provide for minimum wages and minimum and maximum work hours, as well as to restrict the hiring of illegal immigrants. If one of our tenants is accused of violating, or found to have violated such regulations, it could have a material adverse effect on the tenant’s operating results, which could adversely affect its ability to make its rental payments to us and, in turn, our ability to make distributions to our stockholders. Additionally, shifts in federal immigration policy could adversely affect the overall farming labor market, which could result in upward pressure on wages for farm labor and adversely affect our tenants’ profitability and ability to pay rent, which could in turn adversely affect our results of operations.

Table of Content
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
While the U.S. Federal Reserve increased the federal funds rate 11 times from March 2022 through July 2023, they cut the interest rate for the first time in four years in September 2024 but have held rates flat thus far in 2025. Future decisions on the federal funds rate will depend on a variety of key economic indicators, including inflation and the unemployment rate, among others. Any future increases may cause interest rates and borrowing costs to rise even further, which may negatively impact our ability to access the debt markets on favorable terms. Any prolonged adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.
We cannot predict the impact future actions by regulators or government bodies, including the U.S. Federal Reserve, will have on real estate debt markets, the market value of our capital stock or on our business, and any such actions may negatively impact us.
Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the real estate debt markets. Partly due to the continued elevated levels of the federal funds rate and the uncertainty over future actions of the Federal Reserve, borrowing costs remain high. While the Federal Reserve recently cut the interest rate for the first time in four years in September 2024, but have held rates flat thus far in 2025 and may announce further increases in the future, causing interest rates and borrowing costs to remain high or rise even further, which may negatively impact our ability to access the debt markets on favorable terms and the market value of our capital stock. This may result in future acquisitions by us generating lower overall economic returns and increasing the costs associated with refinancing current debt, which could potentially reduce future cash flow available for distributions. It is difficult to predict future legislation, regulation, and executive actions, and we cannot predict or control the impact future actions by regulators or government bodies, such as the Federal Reserve, will have on our business.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations or the operations of businesses in which we invest, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our business, financial condition, and operating results.

Table of Content
In the normal course of business, we and our service providers collect and retain certain personal information provided by our tenants, employees of our Administrator and Adviser, and vendors. We also rely extensively on computer systems to process transactions and manage our business. Despite careful security and controls design, implementation, updating, and independent third-party verification, our information technology systems, and those of our third-party providers, could become subject to cybersecurity incidents. A cybersecurity incident is defined by the SEC as an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through our information systems that jeopardize the confidentiality, integrity, or availability of our information resources or any information residing therein. A cybersecurity incident may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third-party providers for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. The result of a cybersecurity incident may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers. In addition, cybersecurity threats such as those noted above have increased in recent years in part due to increasingly numerous and sophisticated malicious cyber actors. We have implemented processes, procedures, and internal controls to help prevent, detect, and mitigate cybersecurity threats and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a threat of a cyber-incident, do not guarantee that a cyber-incident will not occur, will be timely detected, or that our financial results, operations, or confidential information will not be negatively impacted by such an incident. The development and maintenance of these measures are also costly and require ongoing monitoring, testing, and updating as technologies and processes change and efforts to overcome cybersecurity measures become increasingly sophisticated.
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
Further, our operations may be significantly impacted, or even temporarily or permanently halted, as a result of government shelter-in-place measures, vaccine mandates, voluntary and precautionary restrictions on travel or meetings, paused or reversed reopening orders, and other factors related to a public health emergency, including its potential adverse impact on the health of our Adviser’s and Administrator’s personnel. As a result, there is a risk that any such continuing crisis could adversely impact our ability to source, manage, and divest investments and the Company’s ability to achieve its investment objectives, all of which could result in significant losses to us and could impact our ability to make interest and distribution payments to lenders and stockholders, respectively, including their respective amounts.
Risks Associated with Our Use of an Adviser to Manage Our Business
We are dependent upon our key management personnel for our future success, particularly David Gladstone, Bill Reiman, Lewis Parrish, and Jay Beckhorn.
We have no employees and are therefore dependent on the senior management and other key management members who are employed by our Adviser or Administrator, as applicable, to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman, chief executive officer and president; Bill Reiman, our Executive Vice President; Lewis Parrish, our chief financial officer and assistant treasurer; and Jay Beckhorn, our treasurer. Mr. Gladstone also serves as the chief executive officer of our Adviser and our Administrator. Although we engage in customary mitigating activities, the departure of any of our executive officers or key personnel of our Adviser or Administrator, as applicable, could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

Table of Content
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
Our Adviser manages our real estate portfolio and locates, evaluates, recommends and negotiates the acquisition of our real estate investments and mortgage loans. At the same time, our Advisory Agreement permits our Adviser to conduct other commercial activities and to provide management and advisory services to other entities, including, but not limited to, Gladstone Commercial, Gladstone Capital, Gladstone Investment, and Gladstone Alternative, each of which is affiliated with us. Each of our executive officers, other than Mr. Parrish, is also an executive officer of Gladstone Commercial, which actively makes real estate investments, and Gladstone Capital, Gladstone Investment, and Gladstone Alternative, which actively make loans to and invest in small- and medium-sized companies. As a result, we may, from time to time, have conflicts of interest with our Adviser in its management of our business and that of Gladstone Commercial, Gladstone Investment, Gladstone Capital, and Gladstone Alternative, which may arise primarily from the involvement of our Adviser, Gladstone Commercial, Gladstone Capital, Gladstone Investment, Gladstone Alternative, and their affiliates in other activities that may conflict with our business. Examples of these potential conflicts include:
•our Adviser may realize substantial compensation on account of its activities on our behalf and may be motivated to approve acquisitions solely on the basis of increasing its compensation from us;
•our agreements with our Adviser are not arm’s-length agreements, which could result in terms in those agreements that are less favorable than we could obtain from independent third parties;
•we may experience competition with our affiliates for potential financing transactions; and
•our Adviser and other affiliates, such as Gladstone Commercial, Gladstone Capital, Gladstone Investment, and Gladstone Alternative, could compete for the time and services of our officers and directors and reduce the amount of time they are able to devote to management of our business.
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

Table of Content
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
There are provisions in our charter and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example:
•Our articles of incorporation prohibit ownership of more than 3.3% of the outstanding shares of our capital stock by one person, except for certain qualified institutional investors, which are limited to holding 9.8% of our common stock. As of December 31, 2024, David Gladstone, our chairman, chief executive officer, and president, and pursuant to an exception approved by our Board of Directors and in compliance with our charter, owned, directly or indirectly, including through certain foundations and trusts, approximately 7.0% of our common stock, and the Gladstone Future Trust, for the benefit of Mr. Gladstone’s children, owned approximately 1.9% of our common stock. The ownership restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.
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

Table of Content
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

Table of Content
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
Our ability to maintain our qualification as a REIT depends on our ability to satisfy requirements set forth in the Internal Revenue Code of 1986, as amended (the “Code”), concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in continuing to operate so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election, which it may do without stockholder approval.
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
In particular, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities other than government securities, securities of a TRS, and qualified real estate assets generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets other than government securities, securities of TRSs, and qualified real estate assets can consist of the securities of any one issuer, and no more than 20% (or 25% for taxable years ended on or before December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs.

Table of Content
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
To maintain our qualification as a REIT, no more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year, beginning with the second year after our election to be treated as a REIT. To facilitate compliance with this requirement, our charter prohibits any individual from owning more than 3.3% in value of our outstanding stock. Pursuant to an exception from this limit contained in our charter, as of December 31, 2024, David Gladstone owned, directly or indirectly, including through certain trusts, aggregate beneficial ownership of approximately 8.3% of our outstanding common stock. In addition, the David and Lorna Gladstone Foundation, a private charitable foundation, owned approximately 0.6% of our outstanding common stock. Our Board of Directors may also reduce the 3.3% ownership limitation if it determines that doing so is necessary for us to maintain our qualification for REIT treatment. However, such a reduction would not be effective for any stockholder who beneficially owns more than the reduced ownership limit. We believe that we have satisfied the ownership diversification requirements, including with respect to our taxable year ended December 31, 2024. However, if, at any point in time, we are unable to comply with the ownership diversification requirements, we could fail to maintain our qualification as a REIT, which could require us to pay taxes and negatively impact our cash available for future distribution.
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

Table of Content
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
We have elected to treat Gladstone Land Advisers, Inc. (“Land Advisers”), a wholly-owned subsidiary of ours, as a TRS. We may also form other TRSs as part of our overall business strategy. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state, and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
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

Table of Content
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

Table of Content
We intend to apply for quotation on Nasdaq for the Series E Preferred Stock in the future; however, there is currently no public market for this security. Even after listing, if achieved, a liquid secondary trading market may not develop, and the features of the Series E Preferred Stock may not provide holders of such shares with favorable liquidity options.
There is currently no public market for the Series E Preferred Stock. We intend to apply to list the Series E Preferred Stock on Nasdaq or another national securities exchange or to include these shares for quotation on a national securities market sometime within 12 months following the Series E Preferred Stock offering’s termination date. Until shares of the Series E Preferred Stock are listed on Nasdaq or another national securities exchange, if ever, holders of such shares may be unable to sell them at all or, if they are able to, only at substantial discounts from the liquidation preference. Even if the Series E Preferred Stock is listed on Nasdaq or another national securities exchange within one calendar year of the respective offerings’ termination date, as anticipated, there is a risk that such shares may be thinly traded, and the market for such shares may be relatively illiquid compared to the market for other types of securities, with the spread between the bid and ask prices considerably greater than the spreads of other securities with comparable terms and features. Additionally, our charter contains restrictions on the ownership and transfer of our securities, including the Series E Preferred Stock, and these restrictions may inhibit your ability to sell the Series E Preferred Stock promptly, or at all. Also, since the Series E Preferred Stock has a stated maturity date, holders may be forced to hold the Series E Preferred Stock and receive stated dividends on the shares when, as, and if authorized by our Board of Directors and declared by us with no assurance as to ever receiving the liquidation preference.
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
We may voluntarily redeem some or all of the Series B Preferred Stock or Series C Preferred Stock. During the year ended December 31, 2024, we voluntarily redeemed 115,176 shares of our Series B Preferred Stock for a total gross cost of approximately $2.4 million and voluntarily redeemed 201,646 shares of our Series C Preferred Stock for a total gross cost of approximately $4.2 million. In addition, we may voluntarily redeem some or all of the Series E Preferred Stock on or after the first anniversary of the offering’s termination date. Before January 31, 2026, we may, at our option, redeem the Series D Term Preferred Stock, in whole or in part, at any time or from time to time. Any such redemptions may occur at a time that is unfavorable to stockholders. We may have an incentive to redeem any of our series of preferred stock voluntarily if market conditions allow us to issue common stock, other preferred stock, or debt securities at a dividend or interest rate that is lower than the dividend rate on such series of preferred stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
Risk Management and Strategy
We have implemented ongoing processes that are designed to continually identify, assess, manage, monitor, and mitigate the dynamic and evolving material risks to us from cybersecurity threats. Our Adviser’s and Administrator’s resource management, information technology (“IT”), and compliance departments work in conjunction with an independent third-party information technology service provider (“ISP”) engaged by our Adviser to manage our information technology strategy. The ISP regularly performs cyber assessments and assists us in maintaining our cyber and information security programs. The ISP proposes recommendations for improvements to our Adviser’s Head of Resource Management, Director of IT, and Chief Compliance Officer (“CCO”), which are then considered by other officers and employees of our Adviser and Administrator

Table of Content
working on our behalf before improvements are implemented to our information technology strategy, cybersecurity, and incident response policies, processes, and procedures.
In addition, regular ongoing cybersecurity threat risk assessments, which also cover third-party business applications, are performed throughout the year and reported to our officers and Board of Directors by our CCO no less than quarterly. Cybersecurity risks are assessed in general as a part of the overall enterprise risk management for us, but also specifically between the ISP and our Adviser and Administrator in monitoring and determining not only the risks but also assessing corresponding processes and procedures to mitigate those risks appropriately. Third-party business applications are also incorporated into these risk assessments.
As an international service provider, our ISP constantly monitors information technology risk and cybersecurity threats globally. When risks are detected, the Director of IT, Head of Resource Management, and CCO consult with the ISP to assess if the risk is a cybersecurity threat to our information technology systems or data. If a risk to our information systems or data is identified, we then, through our Adviser and Administrator, work in conjunction with the ISP to implement recommended processes, improvements, or safeguards to our systems or processes to address the risks as needed. Relevant examples of such efforts include but are not limited to:
▪implementation of industry-leading Cloud solutions and business applications which possess integrated cybersecurity     safeguards;
▪anti-malware, antivirus, and threat detection software;
▪ransomware containment and isolation software;
▪enhanced password requirements and multifactor authentication requirements;
▪endpoint encryption;
▪intrusion detection and response system conduct file integrity monitoring;
▪email archiving, firewalls, and quarantine capabilities;
▪mobile device management of business applications;
▪frequent systems backups with recovery capabilities; and
▪regular vulnerability scans and penetration testing.
Contractually, we require the ISP to annually provide us with a third-party report on its systems and on the suitability of the design and operating effectiveness of its controls relevant to information and cyber security. In addition to the ongoing dialogue and technology interaction between the Director of IT, our Adviser and Administrator, and the ISP, any significant findings in these reports are shared with us, including our Board of Directors and other officers, to enhance ongoing monitoring and assessment of our information technology and cybersecurity risk management.
While our ISP works to create a hardened information technology systems environment, our Adviser and Administrator also regularly trains employees working on our behalf on the evolving threats and educates them on cybersecurity risks to provide an additional protection barrier through end-user knowledge. Whether it is communicating information about the latest cybersecurity threats, assessing employees’ awareness through mock fraud exercises, social engineering and phishing campaigns, or providing access to a library of educational material about past and newly-evolving cybersecurity attacks, our Adviser and Administrator work in concert with the ISP on our behalf to keep employees servicing us informed so as to provide an additional protection barrier through end-user knowledge.
Notwithstanding our risk management and strategy described above, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. We are not currently aware of any known cybersecurity risks that may materially impact our operations, though we may not be able to determine the likelihood of such risks. See Part I, Item 1A, “Risk Factors—Risks Relating to Our Business and Operations—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations or the operations of businesses in which we invest, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our business, financial condition, and operating results,” for a discussion of risks related to cybersecurity and cyber incidents.
Governance
Our Board of Directors is actively engaged in overseeing our cybersecurity and information security program. Our Board of Directors receives regular reports during board meetings from our CCO on our and our Adviser’s and Administrator’s efforts concerning information security and addressing information technology and cybersecurity risks no less than quarterly and regularly receives updates from third parties on various business risks, which include cybersecurity matters. The reports are distributed to our Board of Directors, and our CCO engages in detailed discussions with the independent board members during the independent members’ session. The reports cover all potentially material cybersecurity threats facing us, as well as key

Table of Content
risks and mitigation efforts undertaken by us and our Adviser and Administrator. As significant threats or events are identified by management or the ISP between regular reporting periods, our CCO will inform our Board of Directors immediately and keep it informed as to the developments of assessing the risks, mitigating efforts, and potential disclosure. Appropriate members of management and third-party providers will be involved as deemed necessary based on the potential impact.
Management personnel most involved with assessing and managing the cybersecurity risks and program with our ISP include our Head of Resources Management, who is also a member of our Board of Directors, and our CCO. Our Head of Resources Management has more than 30 years of overall experience and more than 20 years directly assessing and managing our cyber information technology and human resources systems and the associated security concerns. Our CCO has more than 30 years of overall experience as a CPA, with more than 15 years managing information technology systems and databases, and 15-plus years supporting our Adviser’s and Administrator’s resource management department. This includes identifying, assessing, mitigating, and monitoring cyber information security risks. Our Director of IT has over 20 years of experience in IT, with a focus in the implementation of information security projects to enhance organizations’ resilience against emerging threats, and has collaborated closely with security vendors and partners to contain and address cybersecurity incidents. These managers, as well as other management personnel, attend various professional continuing education programs that include cybersecurity matters. Certain members of our Board of Directors have, or previously held, positions with other companies, including other public companies, that involved managing risks associated with their cyber and information technology systems. Our Board of Directors regularly receives updates from third parties on various business risks, which include cybersecurity matters.

ITEM 2.	PROPERTIES
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 157 farms we owned as of December 31, 2024 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water Assets	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,845	32,321	55,387	$840,374	$372,780
Florida(6)	25	18,720	13,891	—	166,471	76,917
Washington	6	2,520	2,004	—	56,171	15,196
Arizona(7)	6	6,320	5,333	—	49,840	11,939
Colorado	12	32,773	25,577	—	45,579	13,849
Nebraska(6)	9	7,782	7,050	—	29,898	9,912
Oregon(8)	6	898	736	—	28,991	10,873
Michigan	12	1,245	778	—	15,204	8,663
Texas	1	3,667	2,219	—	8,026	—
Maryland	6	987	863	—	7,948	4,218
South Carolina	3	597	447	—	3,452	2,100
Georgia	2	230	175	—	2,222	1,600
North Carolina	2	310	295	—	2,076	—
New Jersey	3	116	101	—	2,059	1,185
Delaware	1	180	140	—	1,280	677
Totals	157	111,190	91,930	55,387	$1,259,591	$529,909
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Specifically, includes Total real estate, net and Lease intangibles, net; plus Real estate and related assets held for sale, net; plus long-term water assets, net above-market lease values, net lease incentives, and net investments in special-purpose LLCs included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Consolidated Balance Sheets.
(2)Excludes approximately $2.4 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of December 31, 2024, this investment had a net carrying value of approximately $962,000 and is included within Other assets, net on the accompanying Consolidated Balance Sheet.
(4)Includes eight acres in which we own a leasehold interest via a ground lease with a private individual that expires in December 2040 and five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. As of December 31, 2024, these two ground leases had a net cost basis of approximately $651,000 and are included in Lease intangibles, net on the accompanying Consolidated Balance Sheets.
(5)Includes 48,309 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, and 7,078 surplus water credits in our account with Westlands Water District, located in Fresno County, California. See Note 3, “Real Estate and Intangible Assets—Investments in Water Assets,” in the accompanying notes to our consolidated financial statements for additional information.
(6)Includes certain properties classified as held for sale; see Note 3, “Real Estate and Intangible Assets—Real Estate Held for Sale,” in the accompanying notes to our consolidated financial statements for additional information.

Table of Content
(7)Includes two farms consisting of 1,368 total acres and 1,221 farm acres in which we own leasehold interests via two ground leases with the State of Arizona that expire in February 2025 and February 2032, respectively. As of December 31, 2024, these ground leases had an aggregate net cost basis of approximately $42,000 and are included in Lease intangibles, net on the accompanying Consolidated Balance Sheets.
(8)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of December 31, 2024, this investment had a net carrying value of approximately $4.7 million and is included within Other assets, net on the accompanying Consolidated Balance Sheets.

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
Stockholder Information
As of February 10, 2025:
•there were 18 registered holders of record and 57,408 beneficial owners of our common stock; and
•other than those owned by the Company, there were no holders of record or beneficial owners of our OP Units. After a mandatory one-year holding period, our OP Units are redeemable at the option of the holder for cash or, at our election, shares of our common stock on a one-for-one basis.
OP Unit Redemptions
Since January 1, 2024, through the date of this filing, no OP Units were tendered for redemption. There are currently no OP Units outstanding other than those owned by the Company.
Sale of Unregistered Securities
We did not sell any unregistered shares of stock during the three months or year ended December 31, 2024.
Issuer Purchaser of Equity Securities

On May 17, 2024, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our Series B Preferred Stock and up to $35.0 million of our Series C Preferred Stock (collectively, the “Repurchase Program”). The Board’s authorization of the Repurchase Program may be suspended or discontinued at any time, does not obligate us to acquire any particular amount of securities, and expires on May 17, 2025. Under the Repurchase Program, repurchases are intended to be implemented through open market transactions on U.S. exchanges and/or in privately-negotiated transactions facilitated by a third-party broker acting as agent for us in accordance with applicable securities laws.

Table of Content
Any repurchases will be made during applicable trading window periods or pursuant to applicable Rule 10b5-1 trading plans. We currently have $17.6 million of Series B Preferred Stock remaining and $30.8 million of Series C Preferred Stock remaining that may be repurchased under the Repurchase Program.

The following table summarizes repurchase activity under the Repurchase Program during the year ended December 31, 2024 (dollars in thousands, except per-share amounts):

For the year ended December 31, 2024
Series B Preferred Stock:
Number of shares repurchased	115,176
Gross repurchase price(1)	$2,429
Weighted-average repurchase price per share	$21.09
Gain on repurchase(2)	$133
Series C Preferred Stock:
Number of shares repurchased	201,646
Gross repurchase price(1)	$4,201
Weighted-average repurchase price per share	$20.83
Gain on repurchase(2)	$372
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
Stock Performance Graph
The following graph compares the cumulative stockholder return (assuming reinvestment of distributions) of our common stock with that of the Standard and Poor’s 500 Index (“S&P 500”) and the FTSE NAREIT All REIT Index (“FNAR”), which is a market capitalization-weighted index that includes all REITs that are listed on the New York Stock Exchange, the American Stock Exchange, or the Nasdaq National Market List. The stock performance graph assumes $100 was invested on December 31, 2019.

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
Index Value
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Period Ended
LAND
S&P 500
FNAR

Table of Content

	As of December 31,
Index	2019	2020	2021	2022	2023	2024
LAND	$100.00	$117.37	$277.29	$154.12	$125.61	$94.21
S&P 500	100.00	116.26	147.52	118.84	147.64	182.05
FNAR	100.00	90.26	123.57	88.08	94.89	93.73

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.
OVERVIEW
General
We are an externally-managed, agricultural REIT that is engaged in the business of owning and leasing farmland. We are not generally a grower of crops, nor do we typically farm the properties we own, though we may, on a temporary basis, do so in the future on select properties in certain situations. If we choose to operate any farms we own, we anticipate doing so via a management agreement with a third-party operator and/or through a TRS. We currently own 150 farms comprised of 103,001 acres across 15 states in the U.S. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities.
We conduct substantially all of our activities through, and all of our properties are held, directly or indirectly, by the Operating Partnership. Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, 100.0% of the OP Units. In addition, we have elected for Land Advisers, a wholly-owned subsidiary of ours, to be treated as a TRS.
Our Adviser manages our real estate portfolio pursuant to an advisory agreement, and our Administrator provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and pay directly their salaries, benefits, and general expenses.
As of February 19, 2025:
•we owned 150 farms comprised of 103,001 total acres across 15 states in the U.S.;
•our occupancy rate (based on farmable acreage and including direct-operated farms) was 95.9%, and our farms were leased to 87 different, unrelated third-party tenants growing over 60 different types of crops;
•the weighted-average remaining lease term across our agricultural real estate holdings was 5.2 years; and
•the weighted-average term to maturity of our notes and bonds payable was 7.6 years, and over 99.9% of our borrowings bore interest at fixed rates; on a weighted-average basis, the remaining fixed-price term of our borrowings was 3.6 years, with an expected weighted-average effective interest rate (after interest patronage, as described below) of 3.35% over that term.
Business Environment
Impact of Inflation and Interest Rates
According to the U.S. Bureau of Labor Statistics, the consumer price index (“CPI”) grew at an annual rate of 2.9% through December 31, 2024, as overall inflation continued to decline from its peak in the summer of 2022, when it reached the highest level in over 40 years. Food price increases have also slowed but have generally kept pace with inflation until recently, as the overall food segment rose at an annual rate of 2.5% through December 31, 2024. However, despite the recent slowdown, prices remain elevated, with overall food prices increasing by 16.2% over the past three years, outpacing overall CPI of 13.2% over the same period. While farm operators have faced rising input costs, we believe these increases will be somewhat offset if food prices continue to match or exceed the inflation rate.

Table of Content
After keeping rates steady since July 2023, the Federal Reserve began cutting interest rates for the first time in four years in September 2024, lowering its benchmark funds rate by 100 basis points in the fourth quarter of 2024. However, U.S. Treasury yields surged following the September 2024 meeting, driven by stronger-than-expected macroeconomic data, persistent inflation, and a reduction in projected interest rate cuts for 2025 by 50%. While there is general optimism about the economy’s trajectory, geopolitical concerns, such as tariffs and the potential for a trade war with key U.S. trading partners, add uncertainty. As a result, the benchmark 10-year U.S. Treasury yield has remained volatile, most recently settling around 4.5%. This has kept interest rates elevated, limiting our ability to finance new acquisitions under favorable terms.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.35% for another 3.6 years. As such, with respect to our current borrowings, we have experienced minimal impact from the recent increases in interest rates, and we believe we are well-protected against the potential of continued high interest rates or any further interest rate increases.
California Water Outlook
The 2024-2025 water year has been following a typical “La Niña” weather pattern, bringing wetter conditions to Northern California and drier conditions in the southern part of the state. Northern California has seen heavy rain and snow from multiple atmospheric storms, while much of Southern California is either already in or trending toward drought conditions. However, after consecutive above-average or wet years, and due to heavy precipitation experienced in the north, reservoir levels across the state remain above historical averages. As a result, we currently expect adequate surface water supplies for our farms, pending final water allocation announcements. Wet conditions often create situations where water purveyors and users have surplus water supplies that can be acquired at lower prices; thus we continue to look for opportunities to purchase water at attractive rates to supplement our long-term water supply.
With the ongoing implementation of the Sustainable Groundwater Management Act (“SGMA”), farmland operators statewide continue to face groundwater restrictions. These limitations have led to the implementation of supplemental water projects that enable farmland owners and operators to capture or import surplus surface water. We continue to actively evaluate new projects and programs for 2025 that we believe will help mitigate the negative impacts of SGMA-driven pumping curtailments, including initiatives that support floodwater capture and storage, fallowing programs, and infrastructure development to enhance water management.
Factors Impacting Agricultural Land Values in our Regions of Focus
Western U.S.
Land values in the western U.S. continue to face significant pressure from the ongoing high interest rate environment and lower crop prices, particularly in almonds, wine grapes, and apples. Both the almond and wine grape industries have experienced large amounts of acres being removed, and the increased cost of capital is preventing much of that acreage from being replanted at this time. Among other factors, this has contributed to a rise in almond prices, though they remain below the peak levels experienced a few years ago. Pistachios continue to fare much better and are experiencing stronger profitability, despite an increase in bearing acreage of pistachios. Meanwhile, with water being more plentiful in recent years, row crop acreage had expanded, putting downward price pressure on many row crops. As such, we anticipate a reduction in the amount of acreage dedicated to row crops in 2025.
Large tracts of land are becoming available in California’s Central Valley; however, while smaller parcels are selling rather quickly, larger holdings are sitting on the market longer. The implementation of groundwater plans to comply with SGMA continues to significantly impact land values. Properties with limited water access are seeing prices drop to levels not seen in decades, whereas land with reliable water resources continues to command high prices, a trend expected to continue for the next several years. In Coastal California, land remains in short supply, keeping values stable. Meanwhile, land values in the Pacific Northwest have remained relatively stable despite challenges in the wine grape and apple industries.
Southeastern U.S.
Values of farmland in the Southeast, particularly those growing fruits and vegetables, continue to rise at a steady pace, driven in part by sustained population growth and migration to the region. Our land holdings in Florida have benefited significantly from increased residential development, solar projects, and interest from large-scale farmland investors, all contributing to upward pressure on farmland values. Overall, farmland rents have remained stable, with slight variations depending on crop type.
Despite challenges from hurricanes and rising labor costs, the strawberry industry remains strong, supported by steadily growing retail demand, which has led to increasing rental rates on our farms. Similarly, vegetable ground has continued to appreciate in value, despite some downward pressure on crop prices due to imports. Meanwhile, the Florida citrus industry continues to struggle with persistent challenges, including citrus greening disease, severe weather, and economic pressures. In response, farmers are increasingly adopting alternative methods, such as growing citrus under protective screens, to mitigate the

Table of Content
effects of disease. Local officials and industry leaders are also pursuing funding for further research to fight the disease, but, as of yet, no long-term solution has proven to be effective.
Portfolio Diversification
Our farmland portfolio currently consists of 150 farms leased to 87 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The following table summarizes the geographic locations (by state) of our farms owned as of and during the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	As of and For the Year Ended December 31, 2024					As of and For the Year Ended December 31, 2023					As of and For the Year Ended December 31, 2022
State	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,845	31.3%	$58,055	68.5%	63	34,844	30.1%	$59,143	65.5%	63	34,844	30.1%	$61,118	68.5%
Florida(2)	25	18,720	16.8%	12,055	14.2%	26	22,468	19.4%	15,076	16.7%	26	22,606	19.5%	14,537	16.3%
Washington	6	2,520	2.3%	4,291	5.1%	6	2,520	2.2%	4,651	5.1%	6	2,529	2.2%	3,401	3.8%
Colorado	12	32,773	29.5%	2,645	3.1%	12	32,773	28.3%	2,564	2.8%	12	32,773	28.3%	2,153	2.4%
Arizona	6	6,320	5.7%	2,275	2.7%	6	6,320	5.5%	2,263	2.5%	6	6,320	5.5%	2,100	2.4%
Oregon	6	898	0.8%	1,965	2.3%	6	898	0.8%	2,181	2.4%	6	898	0.8%	1,710	1.9%
Michigan	12	1,245	1.1%	1,021	1.2%	23	1,892	1.6%	966	1.1%	23	1,892	1.6%	786	0.9%
Nebraska(2)	9	7,782	7.0%	892	1.1%	9	7,782	6.7%	1,778	2.0%	9	7,782	6.7%	1,712	1.9%
Texas	1	3,667	3.3%	468	0.5%	1	3,667	3.2%	450	0.5%	1	3,667	3.2%	450	0.5%
Maryland	6	987	0.9%	466	0.5%	6	987	0.9%	461	0.5%	6	987	0.8%	453	0.5%
South Carolina	3	597	0.5%	244	0.3%	3	597	0.5%	244	0.3%	3	597	0.5%	244	0.3%
Georgia	2	230	0.2%	224	0.3%	2	230	0.2%	224	0.3%	2	230	0.2%	224	0.3%
New Jersey	3	116	0.1%	134	0.2%	3	116	0.1%	129	0.1%	3	116	0.1%	129	0.2%
Delaware	1	180	0.2%	76	0.1%	1	180	0.2%	75	0.1%	1	180	0.2%	74	—%
North Carolina	2	310	0.3%	(48)	(0.1)%	2	310	0.3%	114	0.1%	2	310	0.3%	145	0.1%
TOTALS	157	111,190	100.0%	$84,763	100.0%	169	115,584	100.0%	$90,319	100.0%	169	115,731	100.0%	$89,236	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
(2)Includes farms that were sold subsequent to December 31, 2024. See below, under “—Recent Developments—Portfolio Activity—Existing Properties—Property Sales,” for information on these sales.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to directly pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Rent is generally payable to us in advance on either an annual, semi-annual, or quarterly basis, with such rent typically subject to periodic escalation clauses provided for within the lease. Currently, 95 of our farms are leased on a pure, triple-net basis, 46 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, and insurance costs), 1 farm is direct-operated, and 5 farms are vacant. Additionally, 27 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms (though such leases often include a guarantee of a minimum amount of rental income).
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of December 31, 2024 (dollars in thousands):

Table of Content

Year	Number of Expiring Leases(1)	Expiring / Expired Leased Acreage	% of Total Acreage	Lease Revenue for the Year Ended December 31, 2024	% of Total Lease Revenue
2025	14	16,961	15.2%	$14,750	17.4%
2026	7	10,196	9.2%	4,617	5.4%
2027	9	8,497	7.6%	11,488	13.5%
2028	13	4,868	4.4%	4,796	5.7%
2029	7	1,973	1.8%	3,036	3.6%
Thereafter	42	56,101	50.5%	40,851	48.2%
Other(2)	11	31	—%	498	0.6%
Terminated/expired leases and sold properties(3)	0	12,563	11.3%	4,727	5.6%
Totals	103	111,190	100.0%	$84,763	100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Primarily consists of ancillary leases (e.g., renewable energy leases; oil, gas, and mineral leases; telecommunications leases; etc.) with varying expirations on certain of our farms.
(3)Includes lease revenues of approximately $3.1 million from 9 farms on which the respective leases expired and which are currently either direct-operated or vacant; $0 from 12 farms sold during the year ended December 31, 2024; and approximately $1.6 million from 7 farms sold subsequent to December 31, 2024.
We currently have three agricultural leases scheduled to expire within the next six months that, in the aggregate, made up approximately 1.5% of the total lease revenues we recorded during the year ended December 31, 2024 . We are currently exploring a variety of options with certain of these properties, including negotiating lease terms with existing and prospective new tenants (potentially through an adjusted lease structure whereby we would decrease the fixed base rent amounts in exchange for increasing the participation rent component), discussing sale options with prospective buyers, and considering operating the properties ourselves via third-party management agreements. Regarding all vacancies and upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity—Existing Properties
Property Sales
In January 2024, we completed the sale of a 3,748-acre farm in Florida for approximately $65.7 million. Including closing costs, we recognized a net gain on the sale of approximately $10.4 million.
In December 2024, we completed the sale of 11 farms (consisting of 647 gross acres of farmland) in Michigan for approximately $5.0 million. During the three months ended September 30, 2024, we recognized an impairment charge of approximately $2.1 million related to these farms and, upon completing the sale of these farms in December 2024, recognized an additional aggregate net loss (inclusive of closing costs) of approximately $432,000.
In January 2025, we completed the sale of a 5,630-acre farm in Florida for approximately $52.5 million. Including closing costs, we recognized a net gain on the sale of approximately $14.2 million.
In February 2025, we completed the sale of two farms in Nebraska totaling 2,559 gross acres for an aggregate sales price of $12.0 million. Including closing costs, we recognized an aggregate net gain on these sales of approximately $1.6 million.
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since January 1, 2024, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
CA, CO, DE, FL, MD, MI, OR, TX, & WA	24	13,256	$12,424	2	15 / 4 / 0	$12,291	5.3	3	16 / 8 / 0
(1)In connection with certain of these leases, we committed to provide cash allowances or capital for certain operations and improvements on these farms, which are excluded from the figures above. See Note 3, “Real Estate and Intangible Assets—Intangible Assets and Liabilities,” and Note 7,

Table of Content
“Commitments and Contingencies—Operating Obligations,” within the accompanying notes to our consolidated financial statements for additional information on these and other commitments.
(2)Based on the minimum cash rental payments guaranteed under the applicable leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents. In executing certain lease renewals, particularly those on certain western permanent crop farms, we reduced or eliminated the base rent component or, in certain cases, provided the tenants with a cash lease incentive, in exchange for significantly increasing the participation rent component, the results of which will not be known until the second half of 2025 or later.
(3)“NNN” refers to leases under triple-net lease arrangements, “NN” refers to leases under partial-net lease arrangements, and “N” refers to leases under single-net lease arrangements, in each case, as described above under “Leases—General.” Certain leases executed during 2024 were on acreage that was previously vacant.
Vacant, Direct-operated, and Non-accrual Properties
During various portions of the year ended December 31, 2024, we had 26 farms that were either vacant, direct-operated through third-party management agreements, or on which lease revenues were recognized on a cash basis (due to credit issues with certain tenants leading us to determine that full collectability of the remaining rental payments under the respective leases was not probable). For the year ended December 31, 2024, we recorded lease revenue from these farms of approximately $3.4 million (including approximately $109,000 of participation rents), as compared to approximately $4.9 million (including approximately $694,000 of participation rents) during the prior year.
During and since the year ended December 31, 2024, we have entered into new lease agreements on certain of these farms and sold others. As such, currently, five farms remain vacant, one farm is direct-operated, and six farms (leased to three different tenants) are on non-accrual status. For the vacant and direct-operated farms, we are exploring both leasing and sale options and are in discussions with both potential tenants and buyers; however, there can be no guarantee that we will be able to secure agreements at favorable terms, or at all.
Regarding the farms currently on non-accrual status, we continue to work with each of the tenants to resolve the outstanding rent amounts and will seek to reach agreements on the remaining payments where possible. Such agreement, if one can be reached, may include placing the tenant on a payment plan, deferring a portion of the rent owed to us, or agreeing to terminate the lease. In the event of a termination, we estimate that we would be able to find a new tenant to lease these properties at market rental rates within 1 to 12 months.
Water Asset Acquisitions
During the year ended December 31, 2024, through multiple transactions in four different water districts in California, we secured 8,987 net acre-feet of water assets for a total cash cost of approximately $2.1 million, or approximately $236 per net acre-foot, and recognized approximately $453,000 of non-cash revenue as a result of being granted certain water credits in exchange for transferring and storing surplus water on behalf of a local water district. See Note 3, “Real Estate and Intangible Assets—Investments in Water Assets,” within the accompanying notes to our consolidated financial statements for further detail on these water transactions.
In addition, during the three months ended September 30, 2024, we purchased a total of 2,260 gross acre-feet of water from Byron-Bethany Irrigation District (“BBID”), a multi-county water district located in Contra Costa County, California, for the 2024 water year for a total purchase price (excluding commissions and other closing costs) of approximately $883,000, or approximately $391 per gross acre-foot. This water was purchased pursuant to a water transfer agreement we entered into with BBID in October 2023, whereby we may elect to purchase up to 15,000 acre-feet of water per water year during years in which BBID has a surplus supply of water through February 28, 2031. Thus far, we have recognized 1,600 acre-feet of water in our account with the local water district; the remaining water is expected to be recognized in our account within the next six months, net of standard losses, as may be applicable.
We currently own a total of 55,387 acre-feet of long-term water assets, and our investments in these long-term water assets have an aggregate carrying value of approximately $36.9 million.
Natural Disasters
In February 2024, certain parts of California, particularly the southern part of the state, experienced a “one-in-one-thousand year” rainfall event, as atmospheric river storms caused widespread flooding and mudslides in multiple areas. Certain of our farms suffered minor damage as a result of the storms, but no farms were materially impacted.
In September and October 2024, Hurricanes Helene and Milton caused widespread destruction across many states in the Southeastern U.S., including areas where several of our farms are located. As a result of Hurricane Helene in September 2024, one of our farms in Georgia suffered damage to certain permanent plantings on the farm, and we estimated the carrying value of such plantings to be approximately $275,000. As such, during the year ended December 31, 2024, we wrote down the carrying value of these plantings and also recorded a corresponding property and casualty loss, included within Property and casualty loss, net on our Consolidated Statements of Operations and Comprehensive Income. Certain of our other farms in the region suffered minor damage as a result of Hurricanes Helene and Milton, but no other farms were materially impacted.

Table of Content
In January 2025, a series of wildfires caused widespread destruction in certain areas of southern California. The fires were exacerbated by drought conditions and strong Santa Ana winds, among other factors. None of our farms were impacted by these wildfires.
Financing Activity
Debt Activity
Loan Repayments
From January 1, 2024, through the date of this filing, we repaid approximately $53.0 million of loans, the majority of which were either maturing or scheduled for a price reset. On a weighted-average basis, these borrowings bore interest at a stated rate of 4.31% and an effective interest rate (after interest patronage, where applicable) of 3.69%.
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
Equity Activity
Series E Preferred Stock
On November 9, 2022, we filed a prospectus supplement with the SEC for a continuous public offering of up to 8,000,000 shares of our Series E Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share (the “Series E Offering”). See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreements,” in the accompanying notes to our consolidated financial statements for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series E Offering.
The following table summarizes the sales of our Series E Preferred Stock that occurred from January 1, 2024, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
16,595	$24.98	$414	$373
(1)Net of underwriting discounts and selling commissions and dealer-manager fees borne by us. Aggregate selling commissions and dealer-manager fees paid to Gladstone Securities as a result of these sales was approximately $41,000.
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
The following table summarizes the activity under the ATM Program from January 1, 2024, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
346,216	$13.52	$4,680	$4,633

Table of Content
(1)Net of underwriter commissions.
Repurchase Program
On May 17, 2024, our Board of Directors approved the Repurchase Program to repurchase up to $20.0 million of the Series B Preferred Stock and up to $35.0 million of the Series C Preferred Stock. The Board’s authorization of the Repurchase Program may be suspended or discontinued at any time, does not obligate us to acquire any particular amount of securities, and expires on May 17, 2025. Under the Repurchase Program, repurchases are intended to be implemented through open market transactions on U.S. exchanges and/or in privately-negotiated transactions facilitated by a third-party broker acting as agent for us in accordance with applicable securities laws. Any repurchases will be made during applicable trading window periods or pursuant to applicable Rule 10b5-1 trading plans.
The following table summarizes repurchase activity under the Repurchase Program from January 1, 2024, through the date of this filing (dollars in thousands, except per-share amounts):

Series B Preferred Stock:
Number of shares repurchased	115,176
Gross repurchase price(1)	$2,429
Weighted-average repurchase price per share	$21.09
Gain on repurchase(2)	$133
Series C Preferred Stock:
Number of shares repurchased	201,646
Gross repurchase price(1)	$4,201
Weighted-average repurchase price per share	$20.83
Gain on repurchase(2)	$372
(1)Inclusive of broker commissions.
(2)The gain on the repurchase of cumulative redeemable preferred stock is included within Gain (loss) on extinguishment of cumulative redeemable preferred stock, net on our accompanying Consolidated Statements of Operations and Comprehensive Income.
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator (both affiliates of ours), which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. The current Advisory Agreement and the current Administration Agreement were each approved unanimously by our board of directors, including, specifically, our independent directors.
A summary of certain compensation terms within the Advisory Agreement and a summary of the Administration Agreement is below.
Advisory Agreement
Pursuant to the Advisory Agreement, our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. The base management and incentive fees are described below. For information on the capital gains and termination fees, refer to Note 6, “Related-Party Transactions—Our Adviser and Administrator—Advisory Agreement,” within the accompanying notes to our consolidated financial statements.
Base Management Fee
Pursuant to the Advisory Agreement, a base management fee is paid quarterly in arrears and is calculated at an annual rate of 0.60% (0.15% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the gross cost of tangible real estate owned by us (including land and land improvements, permanent plantings, irrigation and drainage systems, farm-related facilities, and other tangible site improvements), prior to any accumulated depreciation, and as shown on our balance sheet or the notes thereto for the applicable quarter.
Incentive Fee
Pursuant to the Advisory Agreement, an incentive fee is calculated and payable quarterly in arrears if the Pre-Incentive Fee FFO for a particular quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the prior calendar quarter’s Total Adjusted Common Equity.

Table of Content
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
Critical Accounting Policies
The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies are provided in Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements, located elsewhere in this Form 10-K, and a summary of our critical accounting policies is below. We consider these policies to be critical because they involve estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations. There were no material changes in our critical accounting policies during the year ended December 31, 2024.
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

Table of Content
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
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses with regard to the comparison between the years ended December 31, 2024 and 2023:
•Same-property basis represents farms owned as of December 31, 2022, which were not vacant at any point during either period presented and full collectability of future rental payments under the respective leases was deemed probable during the entirety of both periods;
•Properties acquired or disposed of are farms that were either acquired or disposed of at any point subsequent to December 31, 2022. From January 1, 2023, through December 31, 2024, we did not acquire any new farms and disposed of all or a portion of five properties (consisting of 15 farms); and
•Vacant, direct-operated, or non-accrual properties are:
◦Farms that were vacant (either wholly or partially) at any point during either period presented;
◦Farms that were direct-operated at any point during either period presented; and
◦Farms with leases where revenue was recognized on a cash basis during either period presented (rather than a straight-line basis) due to full collectability of future rental payments under the respective leases being deemed not to be probable as a result of tenant credit issues.
From January 1, 2023 through December 31, 2024, we had 16 farms which were either vacant, direct-operated, or placed on non-accrual during all or a portion of either period.
A comparison of results of components comprising our operating income for the years ended December 31, 2024 and 2023 is below (dollars in thousands):

Table of Content

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Operating revenues:
Lease revenue:
Fixed lease payments	$73,952	$83,695	$(9,743)	(11.6)%
Variable lease payments – participation rents	9,401	5,890	3,511	59.6%
Variable lease payments – tenant reimbursements and other	1,410	734	676	92.1%
Total lease revenue	84,763	90,319	(5,556)	(6.2)%
Other operating revenue	453	79	374	473.4%
Total operating revenues	85,216	90,398	(5,182)	(5.7)%
Operating expenses:
Depreciation and amortization	35,055	37,161	(2,106)	(5.7)%
Property operating expenses	5,334	4,201	1,133	27.0%
Base management and incentive fees, net of incentive fee waiver	8,370	10,374	(2,004)	(19.3)%
Administration fee	2,452	2,255	197	8.7%
General and administrative expenses	2,625	2,924	(299)	(10.2)%
Impairment charge	2,106	—	2,106	NM
Total operating expenses	55,942	56,915	(973)	(1.7)%
Operating income	$29,274	$33,483	$(4,209)	(12.6)%
NM = Not Meaningful
Operating Revenues
Lease Revenue
The following table provides a summary of our lease revenue during the years ended December 31, 2024 and 2023 (dollars in thousands):

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Same-property basis:
Fixed lease payments	$69,715	$75,077	$(5,362)	(7.1)%
Participation rents	8,877	5,029	3,848	76.5%
Total – Same-property basis	78,592	80,106	(1,514)	(1.9)%
Properties acquired or disposed of:
Fixed lease payments	32	2,934	(2,902)	(98.9)%
Total – Properties acquired or disposed of	32	2,934	(2,902)	(98.9)%
Vacant, direct-operated, or non-accrual properties:
Fixed lease payments	4,205	5,684	(1,479)	(26.0)%
Participation rents	524	861	(337)	(39.1)%
Total – Vacant, direct-operated, or non-accrual properties	4,729	6,545	(1,816)	(27.7)%
Tenant reimbursements and other(1)	1,410	734	676	92.1%
Total Lease revenue	$84,763	$90,319	$(5,556)	(6.2)%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts were also recorded as property operating expenses during the respective periods.
Same-property Basis – 2024 compared to 2023
Lease revenue from fixed lease payments decreased primarily due to the execution of certain lease agreements in 2024, pursuant to which we agreed to reduce the fixed base rent amounts in exchange for increasing the participation rent components in the leases, the majority of which will be realized in the second half of 2025. This decrease was partially offset by additional rents earned on capital improvements completed on certain of our farms.

Table of Content
The increase in participation rents was mainly driven by higher production yields (i.e., pounds per acre) on certain almond and pistachio farms (partly due to the alternate-bearing nature of these tree crops), partially offset by lower prices for both crops during the 2023-2024 marketing period.
Other – 2024 compared to 2023
Lease revenue from properties acquired or disposed of decreased primarily due to the sale of a 3,748-acre farm in Florida in January 2024.
Fixed lease payments from vacant, direct-operated, or non-accrual properties decreased primarily due to revenue from certain of our leases being recognized on a cash basis during a portion of the year ended December 31, 2024 (rather than a straight-line basis), due to the full collectability of future rental payments under the respective leases being deemed not to be probable as a result of tenant credit issues. In addition, certain of our farms were direct-operated (on a temporary basis via management agreements with unrelated third-parties) or vacant for portions of each of the years ended December 31, 2024 and 2023. The decrease in lease revenue from vacant, direct-operated, or non-accrual properties was partially offset by the accelerated recognition of certain deferred rent asset balances attributable to the shortening of the expected lease terms associated with leases on three of our farms. No revenue has been recognized as a result of operations at farms that were direct-operated during any period presented.
The fluctuation in tenant reimbursement and other revenue is primarily driven by payments made by certain tenants on our behalf (pursuant to the lease agreements) to unconsolidated entities of ours that convey water to the respective properties. As such, the timing of tenant reimbursement revenue fluctuates as payments are made by our tenants. Amounts recorded during the current year include increased reimbursements from certain tenants for costs to delivery water to their farms via a pipeline owned by an unconsolidated entity of ours.
Other Operating Revenue
Other operating revenue consists of non-lease revenue generated as a result of activities performed on certain of our properties. During the years ended December 31, 2024 and 2023, we recognized approximately $453,000 and $79,000, respectively, of non-cash revenue associated with the transfer and storing of surplus water on behalf of a government municipality using a groundwater recharge facility constructed on one of our farms. See Note 2, “Summary of Significant Accounting Policies—Other Operating Revenue,” and Note 3, “Real Estate and Intangible Assets—Investments in Water Assets,” within the accompanying notes to our consolidated financial statements for further discussion.
Operating Expenses
Depreciation and Amortization
Depreciation and amortization expense decreased primarily due to the disposition of certain assets, including the sale of a 3,748-acre farm in Florida in the first quarter of 2024 and certain other assets reaching the end of their useful lives. The decrease was partially offset by additional depreciation expense associated with new capital improvements made on certain of our farms.
Property Operating Expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property operating expenses recorded during the years ended December 31, 2024 and 2023 (dollars in thousands):

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Same-property basis	$2,715	$2,505	$210	8.4%
Properties acquired or disposed of	425	501	(76)	(15.2)%
Vacant, direct-operated properties, or non-accrual, properties	803	508	295	58.1%
Tenant-reimbursed property operating expenses(1)	1,391	687	704	102.5%
Total Property operating expenses	$5,334	$4,201	$1,133	27.0%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.
Same-property Basis – 2024 compared to 2023
Property operating expenses increased primarily due to additional property taxes paid by us on behalf of one of our tenants who terminated their lease during the year ended December 31, 2024. This increase was partially offset by a decrease in legal fees

Table of Content
and other costs incurred in connection with protecting water rights on certain farms in California, as well as a decrease in repairs and maintenance expense incurred during the prior year as a result of minor damage at certain farms caused by natural disasters.
Other – 2024 compared to 2023
Property operating expenses on properties acquired or disposed of decreased due to the sale of one farm in Florida and 11 farms in Michigan during the year ended December 31, 2024.
Property operating expenses attributable to vacant, direct-operated, or non-accrual properties increased primarily due to an increase in legal fees incurred in connection with rent collection, lease termination, or re-leasing efforts on such farms, as well as additional property taxes incurred on certain of those farms, for which the prior tenants were previously responsible.
The fluctuation in tenant-reimbursed property operating expenses are primarily driven by miscellaneous property operating costs incurred by us in connection with our ownership interests in certain unconsolidated entities, for which our tenants are contractually obligated to reimburse us under the terms of the respective leases. Such expenses will fluctuate commensurate with the timing and amount of miscellaneous operating costs incurred by the underlying entities. Amounts recorded during the current year include additional costs to deliver water to certain of our farms via a pipeline owned by an unconsolidated entity of ours, which costs were reimbursed to us by our tenants.
Related-Party Fees
The following table provides the calculations of the base management and incentive fees due to our Advisor pursuant to the Advisory Agreement for the years ended December 31, 2024 and 2023 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 6, “Related-Party Transactions,” within the accompanying notes to our consolidated financial statements):

Table of Content

	Quarters Ended				Year to Date
	March 31	June 30	September 30	December 31
FY 2024 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,437,812	$1,384,228	$1,380,264	$1,378,060
Quarterly rate	0.150%	0.150%	0.150%	0.150%
Base management fee(3)	$2,157	$2,076	$2,070	$2,067	$8,370

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$344,128	$346,578	$334,913	$324,105

First hurdle quarterly rate	1.750%	1.750%	1.750%	1.750%
First hurdle threshold	$6,022	$6,065	$5,861	$5,672

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$7,528	$7,581	$7,326	$7,090

Pre-Incentive Fee FFO(1)	$5,988	$4,974	$5,970	$3,955

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—	$109	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—	—	—
Total Incentive fee(3)	$—	$—	$109	$—	$109
Incentive fee waiver(3)	—	—	(109)	—	(109)
Incentive fee, net	$—	$—	$—	$—	$—

Total fees due to Adviser, net	$2,157	$2,076	$2,070	$2,067	$8,370

FY 2023 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,432,394	$1,431,761	$1,433,713	$1,437,268
Quarterly rate	0.150%	0.150%	0.150%	0.150%
Base management fee(3)	$2,149	$2,148	$2,150	$2,156	$8,603

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$358,689	$362,411	$360,339	$353,412

First hurdle quarterly rate	1.750%	1.750%	1.750%	1.750%
First hurdle threshold	$6,277	$6,342	$6,306	$6,185

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$7,846	$7,928	$7,882	$7,731

Pre-Incentive Fee FFO(1)	$5,303	$4,400	$7,095	$7,167

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—	$789	$982
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—	—	—
Total Incentive fee(3)	$—	$—	$789	$982	$1,771

Total fees due to Adviser, net	$2,149	$2,148	$2,939	$3,138	$10,374

Table of Content
(1)As defined in the Advisory Agreement.
(2)As of the end of the respective prior quarters.
(3)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
The base management fee decreased due to the disposition of certain assets since December 31, 2022, largely driven by the sale of a 3,748-acre farm in Florida in the first quarter of 2024.
Our Adviser earned incentive fees during each of the years ended December 31, 2024 and 2023 due to our Pre-Incentive Fee FFO (as defined in the Advisory Agreement) exceeding the required hurdle rate of the applicable equity base during the third quarter of 2024 and during each of the third and fourth quarters of 2023. However, during the third quarter of 2024, our Adviser granted us a non-contractual, unconditional, and irrevocable waiver to be applied against the entire incentive fee earned during the quarter.
The administration fee paid to our Administrator increased primarily due to us using a higher overall share of our Administrator’s resources in relation to those used by other funds and affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses decreased during the current year, primarily due to a decrease in professional fees and acquisition-related costs for investments no longer being pursued, as well as additional expenses incurred in the prior year related to amending our MetLife facility and listing the Series C Preferred Stock on Nasdaq.
During the three months ended September 30, 2024, we recognized an aggregate impairment charge of approximately $2.1 million on portions of four properties (encompassing a total of 11 farms) located in Michigan due to the estimated fair values being lower than the respective carrying values.
A comparison of results of other components contributing to net loss attributable to common stockholders for the years ended December 31, 2024 and 2023 is below (dollars in thousands):

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Operating income	$29,274	$33,483	$(4,209)	(12.6)%
Other income (expense):
Other income	3,378	3,633	(255)	(7.0)%
Interest expense	(21,885)	(23,665)	1,780	(7.5)%
Dividends declared on cumulative term preferred stock	(3,019)	(3,019)	—	—%
Gain on dispositions of real estate assets, net	5,886	5,208	678	13.0%
Property and casualty loss, net	(284)	(1,016)	732	(72.0)%
Loss from investments in unconsolidated entities	(60)	(59)	(1)	1.7%
Total other expense, net	(15,984)	(18,918)	2,934	(15.5)%
Net income	13,290	14,565	(1,275)	(8.8)%
Net income attributable to non-controlling interests	—	—	—	NM
Net income attributable to the Company	13,290	14,565	(1,275)	(8.8)%
Aggregate dividends declared on and gain (loss) recognized on extinguishment of cumulative redeemable preferred stock, net	(23,745)	(24,417)	672	(2.8)%
Net loss attributable to common stockholders	$(10,455)	$(9,852)	$(603)	6.1%
NM = Not Meaningful
Other Income (Expense)
Other income generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our consolidated financial statements) and interest earned on short-term investments. Other income decreased primarily due to less interest patronage received from Farm Credit (primarily due to decreased borrowings from Farm Credit), partially offset by an increase in additional interest earned on short-term investments due to higher interest rates.
During the three months ended March 31, 2024 we recorded approximately $1.9 million of interest patronage from Farm Credit related to interest accrued during 2023, as compared to approximately $2.3 million of interest patronage recorded during the prior-year period that related to interest accrued during 2022. In addition, during the three months ended September 30, 2023,

Table of Content
we received approximately $111,000 of interest patronage related to interest accrued during 2023, as certain Farm Credit associations paid a portion of 2023 interest patronage (which would typically be paid during the first half of 2024) early. In total, 2023 interest patronage resulted in a 22.0% reduction (approximately 101 basis points) to the interest rate of such borrowings.
Interest expense decreased, primarily due to a decrease in overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our cumulative term preferred stock) outstanding for the year ended December 31, 2024, was approximately $545.4 million, as compared to approximately $595.8 million for the prior year. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the weighted average interest rate charged on our aggregate borrowings was 3.82% and 3.79% for the years ended December 31, 2024 and 2023, respectively.
During the year ended December 31, 2024, we recorded a net capital gain, driven by the sale of a 3,748-acre farm in Florida for approximately $65.7 million, which, after accounting for closing costs, resulted in a net gain of approximately $10.4 million. During the year ended December 31, 2023, we recorded a net capital gain, driven by the sale of a 138-acre parcel of unfarmed land in Florida for $9.6 million, which, after accounting for closing costs, resulted in a net gain of approximately $6.4 million. Each of these gains were partially offset by net losses recorded during each year related to the removal of some permanent plantings and the disposal of certain irrigation and other improvements on certain of our farms.
The net property and casualty losses related to net expenses incurred and insurance recoveries received for certain improvements that were damaged due to natural disasters. The property and casualty loss recorded during year ended December 31, 2024, was primarily due to damage caused by Hurricane Helene to certain permanent plants on one of our farms in Georgia. The property and casualty loss recorded during the year ended December 31, 2024, was the result of the heavy rainfall that occurred in California in early 2023 and the resulting flooding, which damaged certain structures located on one of our farms in the Central Valley.
The aggregate dividends paid on our cumulative redeemable preferred stock decreased due to shares of the Series B Preferred Stock and Series C Preferred Stock that were repurchased during the year ended December 31, 2024.
Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022
A comparison of our operating results for the years ended December 31, 2023 and 2022 was included in our Annual Report on Form 10-K for the year ended December 31, 2023, beginning on page 44 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission, or SEC, on February 20, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under our credit facility with Metropolitan Life Insurance Company (“MetLife”)), and issuances of additional equity securities. Our current available liquidity is approximately $193.3 million, consisting of approximately $47.6 million in cash on hand and, based on the current level of collateral pledged, approximately $145.7 million of availability under our credit facility with MetLife (subject to compliance with covenants) and other undrawn lines of credits, notes, or bonds. In addition, we currently have certain properties valued at a total of approximately $147.8 million that are unencumbered and eligible to be pledged as collateral.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.35% for another 3.6 years. In addition, the weighted-average remaining term of our notes and bonds payable is approximately 7.6 years. As such, with respect to our current borrowings, we have experienced minimal impact from increased interest rates in recent years, and we believe we are well-protected against a prolonged high rate environment. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near- and long-term debt obligations and operating expenses.
Future Capital Needs
Our short- and long-term liquidity requirements consist primarily of making principal and interest payments on outstanding borrowings; funding our general operating costs; making dividend payments on our currently-designated preferred securities; making distributions to stockholders (including non-controlling OP Unitholders, if any) to maintain our qualification as a REIT; and, as capital is available or as desired, funding capital improvements and, in certain situations, growing costs on existing

Table of Content
farms, repurchases of preferred shares of preferred stock under our Repurchase Program, and new farmland and farm-related acquisitions consistent with our investment strategy.
In the near term, we believe that our current and short-term cash resources will be sufficient to service our debt, fund our current operating costs, pay dividends on our currently-designated preferred securities, and fund our distributions to common stockholders (including non-controlling OP Unitholders). We expect to meet our long-term liquidity requirements through various sources of capital, including capacity under current lines of credits, long-term mortgage indebtedness and bond issuances, future equity issuances (including, but not limited to, shares of our Series E Preferred Stock, OP Units through our Operating Partnership as consideration for future acquisitions, and shares of common stock through our ATM Program), and other secured and unsecured borrowings.
We intend to use a significant portion of any current and future available liquidity to purchase additional farms and farm-related assets as opportunities arise. We continue to actively seek and evaluate acquisitions of additional farms and farm-related assets that satisfy our investment criteria, and we have several properties that are in various stages of our due diligence process. However, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
Operating Commitments and Obligations
See Note 7, “Commitments and Contingencies,” in the accompanying notes to our consolidated financial statements for additional discussion around certain operating and ground lease obligations.
Cash Flow Resources
The following table summarizes total net cash flows for operating, investing, and financing activities for the years ended December 31, 2024 and 2023 (dollars in thousands):

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Net change in cash from:
Operating activities	$29,548	$40,081	$(10,533)	(26.3)%
Investing activities	63,308	(3,768)	67,076	1,780.1%
Financing activities	(93,152)	(78,883)	(14,269)	18.1%
Net change in Cash and cash equivalents	$(296)	$(42,570)	$42,274	99.3%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities decreased largely due to a decrease in fixed lease cash payments received, primarily due to the disposition of a large farm in Florida in January 2024, as well as reduced fixed lease payments largely attributable to the execution of certain lease agreements in 2024, pursuant to which we agreed to reduce the fixed base rent amounts or, in certain instances, provide certain cash allowances to tenants in exchange for increasing the participation rent components in the leases, the results of which will not be known until the second half of 2025 or later. This decrease was partially offset by an increase in cash payments received for participation rents and decreases in related-party fees and interest payments made.
Investing Activities
The change in cash from investing activities was primarily due to proceeds received from the sales of a 3,748-acre farm in Florida for approximately $65.7 million during the year ended December 31, 2024, which resulted in a net gain of approximately $10.4 million, and a decrease in the amount of cash paid for capital improvements on existing farms during the current year.
Financing Activities
The change in cash from financing activities was primarily due to a decrease in aggregate net proceeds received from preferred and common equity offerings of approximately $15.5 million and an increase in aggregate preferred stock repurchases of approximately $5.4 million, partially offset by a decrease in aggregate net borrowings of approximately $5.8 million.

Table of Content
Debt Capital
MetLife Facility
As amended, our credit facility with MetLife currently consists of $75.0 million of revolving equity lines of credit and an aggregate of $175.0 million of term notes (the “MetLife Facility”). We currently have $200,000 outstanding under the lines of credit and approximately $36.3 million outstanding on the term notes. While $213.5 million of the full commitment amount under the MetLife Facility remains undrawn, based on the current level of collateral pledged, we currently have approximately $110.0 million of availability under the MetLife Facility. The revolving equity lines of credit mature on December 15, 2033, and the draw period for both term notes expires on December 31, 2026, after which MetLife has no obligation to disburse any additional undrawn funds under the term notes.
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
Equity Capital
The following table provides information on equity sales that have occurred since January 1, 2024 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Series E Preferred Stock	16,595	$24.98	$414	$373
Common Stock – ATM Program	346,216	13.52	4,680	4,633
(1)Net of selling commissions and dealer-manager fees or underwriting discounts and commissions (in each case, as applicable).
Our 2023 Registration Statement (as defined in Note 8, “Equity—Registration Statement,” within the accompanying notes to our consolidated financial statements) permits us to issue up to an aggregate of $1.5 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $4.4 million of Series E Preferred Stock, and $6.8 million of common stock under the 2023 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of December 31, 2024, we did not have any off-balance sheet arrangements.
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

Table of Content
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

Table of Content
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the years ended December 31, 2024, 2023, and 2022 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Years Ended December 31,
	2024	2023	2022
Net income	$13,290	$14,565	$4,716
Less: Aggregate dividends declared on and gains on or charges related to extinguishment of cumulative redeemable preferred stock(1)	(23,745)	(24,417)	(19,718)
Net loss attributable to common stockholders and non-controlling OP Unitholders	(10,455)	(9,852)	(15,002)
Plus: Real estate and intangible depreciation and amortization	35,055	37,161	35,366
(Less) plus: (Gains) losses on dispositions of real estate assets, net	(5,886)	(5,208)	3,760
Plus: Impairment charges	2,106	—	—
Adjustments for unconsolidated entities(2)	67	92	57
FFO available to common stockholders and non-controlling OP Unitholders	20,887	22,193	24,181
Plus: Acquisition- and disposition-related expenses, net	5	149	438
Plus: Other nonrecurring charges, net(3)	349	1,418	1,023
CFFO available to common stockholders and non-controlling OP Unitholders	21,241	23,760	25,642
Net rent adjustments	(3,356)	(4,519)	(3,371)
Plus: Amortization of debt issuance costs	990	1,065	1,085
(Less) plus: Other non-cash (receipts) charges, net(4)	(2,154)	17	907
AFFO available to common stockholders and non-controlling OP Unitholders	$16,721	$20,323	$24,263

Weighted-average shares of common stock outstanding	35,909,956	35,733,742	34,563,460
Weighted-average common non-controlling OP Units outstanding	—	—	61,714
Weighted-average shares of common shares outstanding, fully diluted	35,909,956	35,733,742	34,625,174

Diluted FFO per weighted-average common share	$0.58	$0.62	$0.70
Diluted CFFO per weighted-average common share	$0.59	$0.66	$0.74
Diluted AFFO per weighted-average common share	$0.47	$0.57	$0.70

Distributions declared per total common share	$0.56	$0.55	$0.55
(1)Includes (i) cash dividends paid on our cumulative redeemable preferred stock, (ii) the value of additional shares of Series C Preferred Stock issued pursuant to our dividend reinvestment plan (the “DRIP”), and (iii) the net gain (loss) recognized as a result of shares of cumulative redeemable preferred stock that were redeemed during the respective periods.
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

Table of Content
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
Determination of Fair Value
Our Board of Directors reviews and approves the valuations of our properties pursuant to a valuation policy approved by the Board of Directors (the “Valuation Policy”). Such review and approval occurs in three phases: (i) prior to its quarterly meetings, the Board of Directors receives written valuation recommendations and supporting materials that are provided by professionals of the Adviser and Administrator, with oversight and direction from the chief valuation officer, who is also employed by the Administrator (collectively, the “Valuation Team”); (ii) the valuation committee of the Board of Directors (the “Valuation Committee”), which is comprised entirely of independent directors, meets to review the valuation recommendations and supporting materials; and (iii) after the Valuation Committee concludes its meeting, it and the chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors so that the full Board of Directors may review and approve the fair values of our properties in accordance with the Valuation Policy. Further, on a quarterly basis, the Board of Directors reviews the Valuation Policy to determine if changes to the policy are advisable and also reviews whether the Valuation Team has applied the Valuation Policy consistently.
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
A breakdown of the methodologies used to value our properties and the aggregate value as of December 31, 2024, determined by each method is shown in the table below (dollars in thousands, except in footnotes):

Table of Content

Valuation Method	Number of Farms	Total Acres	Farm Acres	Acre-feet of Water	Net Cost Basis(1)	Current Fair Value	% of Total Fair Value
Purchase Price	—	—	—	7,078	$1,406	$1,406	0.1%
Sales Price	7	8,189	5,713	—	46,426	64,500	4.6%
Internal Valuation	3	6,189	4,730	—	19,750	36,000	2.6%
Third-party Appraisal(2)	147	96,812	81,487	48,309	1,192,009	1,303,444	92.7%
Total	157	111,190	91,930	55,387	$1,259,591	$1,405,350	100.0%
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs paid for by us that were associated with the properties, and adjusted for accumulated depreciation and amortization.
(2)Appraisals performed between December 2023 and December 2024.
Some of the significant assumptions used by appraisers and the Valuation Team in valuing our portfolio as of December 31, 2024, include land values per farmable acre, market rental rates per farmable acre and the resulting net operating income (“NOI”) at the property level, and capitalization rates, among others. These assumptions were applied on a farm-by-farm basis and were selected based on several factors, including comparable land sales, surveys of both existing and current market rates, discussions with other brokers and farmers, soil quality, size, location, and other factors deemed appropriate. A summary of these significant assumptions as of December 31, 2024, is provided in the following table:

	Appraisal Assumptions		Internal Valuation Assumptions
	Range (Low - High)	Weighted Average	Range (Low - High)	Weighted Average
Land Value (per farmable acre)	$708 – $128,519	$34,923	$5,918 – $5,918	$5,918
Market NOI (per farmable acre)	$188 – $3,979	$1,968	N/A	N/A
Market Capitalization Rate	3.30% – 6.20%	4.42%	N/A	N/A
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
Management believes that the purchase prices of the farms acquired during the previous 12 months and the most recent appraisals available for the farms acquired prior to the previous 12 months fairly represent the current market values of the properties as of December 31, 2024, and, accordingly, did not make any adjustment to these values.
A quarterly rollforward of the change in our portfolio value for the three months ended December 31, 2024, from the prior value basis as of September 30, 2024, is provided in the table below (dollars in thousands):

Total portfolio fair value as of September 30, 2024		$1,462,362
Plus: Water asset acquisitions during the three months ended December 31, 2024		118
Less: Farm sales during the three months ended December 31, 2024		(5,740)
Change in value of farms during the three months ended December 31, 2024:
Farms and water assets valued based on sales price	$2,350
Farms and water assets valued via third-party appraisals	(53,740)
Net change in value of farms and water assets during the three months ended December 31, 2024		(51,390)
Total portfolio fair value as of December 31, 2024		$1,405,350
Management also determined fair values of all of its long-term borrowings and preferred stock. Using a discounted cash flow analysis, management determined that the fair value of all long-term encumbrances on our properties as of December 31, 2024, was approximately $486.3 million, as compared to a carrying value (excluding unamortized related debt issuance costs) of approximately $526.3 million. The fair values of our Series B Preferred Stock, Series C Preferred Stock, and Series D Term Preferred Stock were determined using the closing stock prices as of December 31, 2024, of $20.90 per share, $20.70 per share, and $24.64 per share, respectively. Finally, pursuant to Financial Industry Regulatory Authority Rule 2310(b)(5), with the assistance of a third-party valuation expert, we determined the estimated value of our Series E Preferred Stock to be $25.00 per share as of December 31, 2024 (see Exhibit 99.1 to this Form 10-K).

Table of Content
Calculation of Estimated Net Asset Value
Since our IPO in January 2013, we have endeavored to provide our stockholders with an estimate of the fair value of our real estate assets and provide an estimated net asset value (“NAV”) per share of common stock on a quarterly basis. In consultation with our Board and external advisers, we have determined that this December 31, 2024, disclosure will be our last voluntary publication of NAV per common share. We have reviewed and analyzed the costs and benefits of this publication and determined that it is no longer in the best interest of the Company or its shareholders to expend the time, costs, and resources necessary to voluntarily calculate and publish a quarterly NAV.
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
As of December 31, 2024, we estimate the NAV per common share to be $14.91. A reconciliation of NAV to total equity, which we believe is the most directly-comparable GAAP measure, is provided below (dollars in thousands, except per-share data):

Total equity per balance sheet		$687,182
Fair value adjustment for long-term assets:
Less: net cost basis of real estate holdings and related assets(1)	$(1,259,591)
Plus: estimated fair value of real estate holdings and related assets(2)	1,405,350
Net fair value adjustment for real estate holdings and related assets		145,759
Fair value adjustment for long-term liabilities:
Plus: book value of aggregate long-term indebtedness(3)	586,684
Less: fair value of aggregate long-term indebtedness(3)(4)	(545,820)
Net fair value adjustment for long-term indebtedness		40,864
Estimated NAV		$873,805
Less: aggregate fair value of cumulative redeemable preferred stock(5)		(334,451)
Estimated NAV available to common stockholders and non-controlling OP Unitholders		$539,354
Total common shares and non-controlling OP Units outstanding		36,184,658
Estimated NAV per common share and OP Unit		$14.91
(1)Per Net Cost Basis as presented in the table above.
(2)Per Current Fair Value as presented in the table above.
(3)Includes the principal balances outstanding of all long-term borrowings (consisting of notes and bonds payable) and the Series D Term Preferred Stock.
(4)Long-term notes and bonds payable were valued using a discounted cash flow model. The Series D Term Preferred Stock was valued based on its closing stock price as of December 31, 2024.
(5)The Series B Preferred Stock and Series C Preferred Stock were valued based on their respective closing stock prices as of December 31, 2024, while the Series E Preferred Stock was valued at its liquidation value, as discussed above.

Table of Content
A quarterly rollforward in the estimated NAV per common share and OP Unit for the three months ended December 31, 2024, is provided below:

Estimated NAV per common share and non-controlling OP Unit as of September 30, 2024		$15.57
Less net loss attributable to common stockholders and non-controlling OP Unitholders		(0.15)
Adjustments for net change in valuations:
Net change in unrealized fair value of farmland portfolio(1)	$(1.19)
Net change in unrealized fair value of long-term indebtedness	0.18
Net change in unrealized fair value of preferred equity securities	0.61
Net change in valuations		(0.40)
Less distributions on common stock and non-controlling OP Units		(0.14)
Plus (less) net accretive (dilutive) effect of equity issuances and redemptions, net		0.03
Estimated NAV per common share and non-controlling OP Unit as of December 31, 2024		$14.91
(1)The net change in unrealized fair value of our farmland portfolio consists of three components: (i) a decrease of $1.49 per share due to the net depreciation in value of the farms that were valued during the three months ended December 31, 2024, (ii) an increase of $0.24 per share due to the decrease in net book value of our real estate holdings as a result of the aggregate depreciation and amortization expense recorded during the three months ended December 31, 2024, and (iii) an increase of $0.06 per share due to net asset dispositions or capital improvements made on certain farms that either did not impact or have not yet been considered in the determination of the respective farms’ estimated fair values.
Comparison of estimated NAV and estimated NAV per common share, using the definitions above, to similarly-titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculation or application of the definition of NAV used by such REITs. In addition, the trading price of our common shares may differ significantly from our most recent estimated NAV per common share calculation. For example, while we estimated our NAV per common share to be $14.91 as of December 31, 2024, based on the calculation above, the closing price of our common stock on December 31, 2024, was $10.85 per share.
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
Currently, over 99.9% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate (after interest patronage) of 3.35% for another 3.6 years. As such, with respect to our current borrowings, we believe fluctuations in interest rates would have a minimal impact on our net income. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. As of December 31, 2024, the fair value of our fixed-rate borrowings outstanding (excluding our Series D Term Preferred Stock) was approximately $486.3 million.
The following table summarizes the hypothetical change in fair value of our fixed-rate borrowings at December 31, 2024, if market interest rates had been one or two percentage points lower or higher than those in place as of December 31, 2024 (dollars in thousands):

Table of Content

Change in Market Interest Rates	Carrying Value(1)	Fair Value	Difference
2% decrease	$526,309	$511,544	$(14,765)
1% decrease	526,309	498,658	(27,651)
No change	526,309	486,314	(39,995)
1% increase	526,309	474,586	(51,723)
2% increase	526,309	463,336	(62,973)
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
February 19, 2025

Table of Content

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gladstone Land Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gladstone Land Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Real Estate Impairment Evaluation – Undiscounted Future Cash Flows
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s consolidated total real estate, net balance was $1.2 billion as of December 31, 2024. During 2024, the Company recognized an impairment charge of $2.1 million. Management periodically reviews the carrying value of each property to determine whether indicators of impairment exist. If circumstances support the possibility of impairment, management prepares a projection of the total undiscounted future cash flows of the specific property (without interest charges), including net proceeds from disposition, if any, and compares them to the net book value of the property to determine whether the carrying value of the property is recoverable. In preparing the projection of undiscounted future cash flows, management estimates cap rates, rental rates, and property values, as applicable, using information obtained from market data and other comparable sources, such as recent sales data from comparable properties and broker quotes, and applies the undiscounted cash flows to the expected hold period. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on management’s best estimate of the property’s discounted future cash flows using market-derived terms, such as cap rates, discount rates, and rental rates applied to the expected hold period.
The principal considerations for our determination that performing procedures relating to the undiscounted future cash flows used in the real estate impairment evaluation is a critical audit matter are (i) the significant judgment by management when developing the projection of the undiscounted future cash flows and (ii) a high degree of auditor judgment, subjectivity, and

Table of Content
effort in performing procedures and evaluating management’s significant assumptions related to the rental rates and expected hold periods.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the projection of the undiscounted future cash flows; (ii) evaluating the appropriateness of the undiscounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the undiscounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to rental rates and expected holding periods. Evaluating management’s assumptions related to the rental rates and expected holding periods involved evaluating whether the assumptions used by management were reasonable considering (i) the consistency with external market and industry data and (ii) whether the rental rates assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Washington, DC
February 19, 2025
We have served as the Company’s auditor since 2005.

Table of Content
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per-share data)

	December 31, 2024	December 31, 2023
ASSETS
Real estate, at cost	$1,324,632	$1,383,742
Less: accumulated depreciation	(167,782)	(142,212)
Total real estate, net	1,156,850	1,241,530
Lease intangibles, net	3,588	4,782
Real estate and related assets held for sale, net	46,314	53,626
Cash and cash equivalents	18,275	18,571
Other assets, net	87,168	68,815
TOTAL ASSETS	$1,312,195	$1,387,324

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$3,600	$200
Notes and bonds payable, net	523,922	573,911
Series D cumulative term preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of December 31, 2024, and December 31, 2023	59,930	59,519
Accounts payable and accrued expenses	18,404	10,298
Due to related parties, net	2,972	3,874
Other liabilities, net	16,185	19,909
Total liabilities	625,013	667,711
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value; $25.00 per share liquidation preference; 6,340,889 shares authorized, 5,840,889 shares issued and outstanding as of December 31, 2024; 6,456,065 shares authorized, 5,956,065 shares issued and outstanding as of December 31, 2023	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,700,791 shares authorized, 9,954,863 shares issued and outstanding as of December 31, 2024; 25,902,437 shares authorized, 10,156,509 shares issued and outstanding as of December 31, 2023	10	10
Series E cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 15,998,400 shares authorized, 252,436 shares issued and outstanding as of December 31, 2024; 15,998,400 shares authorized, 235,841 issued and outstanding as of December 31, 2023	—	—
Common stock, $0.001 par value; 48,359,920 shares authorized, 36,184,658 shares issued and outstanding as of December 31, 2024; 48,043,098 shares authorized, 35,838,442 shares issued and outstanding as of December 31, 2023	36	36
Additional paid-in capital	854,059	856,206
Distributions in excess of accumulated earnings	(174,561)	(144,011)
Accumulated other comprehensive income (loss)	7,632	7,366
Total stockholders’ equity	687,182	719,613
Non-controlling interests in Operating Partnership	—	—
Total equity	687,182	719,613
TOTAL LIABILITIES AND EQUITY	$1,312,195	$1,387,324

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)

	For the Years Ended December 31,
	2024	2023	2022
OPERATING REVENUES:
Lease revenue, net	$84,763	$90,319	$89,236
Other operating revenue	453	79	—
Total operating revenues	85,216	90,398	89,236
OPERATING EXPENSES:
Depreciation and amortization	35,055	37,161	35,366
Property operating expenses	5,334	4,201	2,819
Base management fee	8,370	8,603	8,307
Incentive fee	109	1,771	3,225
Administration fee	2,452	2,255	2,005
General and administrative expenses	2,625	2,924	2,740
Write-off of costs associated with offering of Series C cumulative redeemable preferred stock	—	—	853
Impairment charge	2,106	—	—
Total operating expenses	56,051	56,915	55,315
Incentive fee waiver	(109)	—	—
Total operating expenses, net of credits to fees	55,942	56,915	55,315
OTHER INCOME (EXPENSE):
Other income	3,378	3,633	3,441
Interest expense	(21,885)	(23,665)	(25,738)
Dividends declared on cumulative term preferred stock	(3,019)	(3,019)	(3,019)
Gain (loss) on dispositions of real estate assets, net	5,886	5,208	(3,760)
Property and casualty loss, net	(284)	(1,016)	(56)
Loss from investments in unconsolidated entities	(60)	(59)	(73)
Total other expense, net	(15,984)	(18,918)	(29,205)
NET INCOME	13,290	14,565	4,716
Net income attributable to non-controlling interests	—	—	(8)
NET INCOME ATTRIBUTABLE TO THE COMPANY	13,290	14,565	4,708
Dividends declared on cumulative redeemable preferred stock	(24,250)	(24,371)	(19,693)
Gain (loss) on extinguishment of cumulative redeemable preferred stock, net	505	(46)	(25)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,455)	$(9,852)	$(15,010)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.29)	$(0.28)	$(0.43)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	35,909,956	35,733,742	34,563,460

NET INCOME:	13,290	14,565	4,716
Change in fair value related to interest rate hedging instruments	266	(1,641)	10,043
COMPREHENSIVE INCOME	13,556	12,924	14,759
Comprehensive income attributable to non-controlling interests	—	—	(8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$13,556	$12,924	$14,751

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
The accompanying notes are an integral part of these consolidated financial statements

Table of Content
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except share data)

	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2023	5,956,065	$6	10,156,509	$10	235,841	$—	35,838,442	$36	$856,206	$(144,011)	$7,366	$719,613	$—	$719,613
Redemptions of Series B Preferred Stock, net	(115,176)	—	—	—	—	—	—	—	(2,562)	133	—	(2,429)	—	(2,429)
Redemptions of Series C Preferred Stock, net	—	—	(201,646)	—	—	—	—	—	(4,574)	372	—	(4,202)	—	(4,202)
Issuance of Series E Preferred Stock, net	—	—	—	—	16,595	—	—	—	358	—	—	358	—	358
Issuance of common stock, net	—	—	—	—	—	—	346,216	—	4,631	—	—	4,631	—	4,631
Net income	—	—	—	—	—	—	—	—	—	13,290	—	13,290	—	13,290
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(24,250)	—	(24,250)	—	(24,250)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(20,095)	—	(20,095)	—	(20,095)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	266	266	—	266
Balance at December 31, 2024	5,840,889	$6	9,954,863	$10	252,436	$—	36,184,658	$36	$854,059	$(174,561)	$7,632	$687,182	$—	$687,182
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,290	$14,565	$4,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,055	37,161	35,366
Impairment charge	2,106	—	—
Amortization of debt issuance costs	990	1,065	1,085
Amortization of deferred rent assets and liabilities, net	2,055	534	(482)
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	56	92	90
Loss from investments in unconsolidated entities	60	59	73
Bad debt expense	372	149	83
Write-off of unamortized deferred offering costs associated with cumulative redeemable preferred stock (Series C)	—	—	798
(Gain) loss on dispositions of real estate assets, net	(5,886)	(5,208)	3,760
Property and casualty loss, net	284	1,016	56
Changes in operating assets and liabilities:
Other assets, net	(11,275)	(6,914)	(7,487)
Accounts payable and accrued expenses and Due to related parties, net	(6,101)	(3,400)	5,678
Other liabilities, net	(1,458)	962	52
Net cash provided by operating activities	29,548	40,081	43,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new real estate assets	—	—	(62,055)
Capital expenditures on existing real estate assets	(5,197)	(12,805)	(20,126)
Contributions to unconsolidated real estate entities	—	—	(2,749)
Proceeds from dispositions of real estate assets, net	68,505	9,037	—
Deposits on prospective real estate acquisitions and investments	—	—	(554)
Net cash provided by (used in) investing activities	63,308	(3,768)	(85,484)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	3,400	200	—
Repayments of lines of credit	—	(100)	—
Borrowings from notes and bonds payable	—	—	9,932
Repayments of notes and bonds payable	(50,519)	(53,015)	(51,651)
Payments of financing fees	(50)	(192)	(948)
Proceeds from issuance of preferred and common equity	5,094	21,268	188,106
Offering costs	(104)	(763)	(13,751)
Redemptions of cumulative redeemable preferred stock	(6,630)	(1,191)	(901)
Payments for redemptions of OP Units	—	—	(7,670)
Dividends paid on cumulative redeemable preferred stock	(24,248)	(25,301)	(18,068)
Distributions paid on OP Units	—	—	(27)
Distributions paid on common stock	(20,095)	(19,789)	(18,893)
Net cash (used in) provided by financing activities	(93,152)	(78,883)	86,129
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(296)	(42,570)	44,433
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,571	61,141	16,708
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,275	$18,571	$61,141

The accompanying notes are an integral part of these consolidated financial statements.
GLADSTONE LAND CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid(1)	$24,396	$26,218	$25,259
NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	802	441	2,657
Tenant-funded improvements included within Real estate, at cost	—	25	284
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	4	11	108
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	—	7	42
Dividends paid on Series C Preferred Stock via additional share issuances	—	320	788
(1) Includes distributions made on our cumulative term preferred stock

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
References to the number of farms/properties, acreage, and primary crops use are unaudited.
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
Organization
We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of each of December 31, 2024, 2023, and 2022, the Company owned approximately 100.0% of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).

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

Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and a subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a taxable REIT subsidiary (“TRS”) of ours. Since we currently own all of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For each of the tax years ended December 31, 2024, 2023, and 2022, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
Real Estate Impairment Evaluation
We account for the impairment of our real estate assets in accordance with ASC 360, “Property, Plant, and Equipment” (“ASC 360”), which requires us to periodically review the carrying value of each property to determine whether indicators of impairment exist or if depreciation periods should be modified. In determining if impairment exists, we consider such indicators which may include, but are not limited to: deteriorating market conditions; declines in a property’s operating performance due to near-term lease maturities or vacancy rates; environmental damage, including due to natural disasters or tenant neglect; legal concerns; and whether our hold period has shortened. If circumstances support the possibility of impairment, we prepare a projection of the total undiscounted future cash flows of the specific property (without interest charges), including net proceeds from disposition, if any, and compare them to the net book value of the property to determine whether the carrying value of the property is recoverable. In preparing the projection of undiscounted future cash flows, we estimate cap rates, rental rates, and property values, as applicable, using information that we obtain from market data and other comparable sources, such as recent sales data from comparable properties and broker quotes, and apply the undiscounted cash flows to our expected holding period. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using market-derived terms, such as cap rates, discount rates, and rental rates applied to our expected hold period.
Using the methodology discussed above, we evaluated our entire portfolio for any impairment indicators and performed an impairment analysis on select properties that had an indication of impairment. See Note 3, “Real Estate and Lease Intangibles—Impairment,” for further discussion.
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
When properties are considered held-for-sale, but do not qualify as a discontinued operation, we present such assets and liabilities as held for sale on the consolidated balance sheet in all periods that the related assets and liabilities meet the held-for-sale criteria under ASC 360. Components of the held-for-sale property’s net income (loss) are recorded within continuing operations on the consolidated statements of operations and comprehensive income. See Note 3, “Real Estate and Lease Intangibles—Real Estate Held for Sale,” for further discussion.
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
Cash and Cash Equivalents

Table of Content
We consider cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. Our cash and cash equivalents as of December 31, 2024 and 2023 were held in the custody of one financial institution (which management believes to be financially sound and with minimal credit risk), and our balance at times may exceed federally-insurable limits. We did not have any restricted cash or cash equivalents as of either December 31, 2024 or 2023.
Debt Issuance Costs
Debt issuance costs consist of costs incurred to obtain debt financing, including legal fees, origination fees, and administrative fees. Costs associated with our long-term borrowings and term preferred stock securities required to be recorded net of the respective debt for GAAP purposes are deferred and amortized over the terms of the respective financings using the straight-line method, which approximates the effective interest method. In the case of our lines of credit, the straight-line method is used due to the revolving nature of the financing instrument. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense. In addition, in accordance with ASC 470, “Debt” (“ASC 470”), when a financing arrangement is amended so that the only material change is an increase in the borrowing capacity, the unamortized deferred financing costs from the prior arrangement are amortized over the term of the new arrangement. During the years ended December 31, 2024, 2023, and 2022, we recorded approximately $990,000, $1.1 million, and $1.1 million, respectively, of total amortization expense related to debt issuance costs.
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
Other Assets and Other Liabilities
Other assets, net generally consists primarily of net deferred rent assets, rents and other accounts receivable, deferred offering costs, prepaid expenses, deferred financing costs associated with our lines of credit, operating lease right-of-use assets, deposits on potential real estate acquisitions, the carrying value of certain farm equipment owned by us and used on our farms, investments in long-term water assets (see “—Investments in Water Assets” below for further discussion), net ownership interests in special-purpose LLCs (see “—Investments in Unconsolidated Entities” below for further discussion), and the fair value of interest rate swaps if market interest rates are above the fixed rate of the respective swap (see Note 4, “Borrowings—Interest Rate Swap Agreements,” for further discussion).
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
Each quarter, we will review our investments in long-term water assets for any indicators of impairment in accordance with ASC 360 and perform an impairment analysis if there are any such indicators. In determining if impairment exists, we consider such indicators which may include, but are not limited to, deteriorating market conditions and environmental or regulatory changes. As of December 31, 2024, we concluded that no water assets were impaired.
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
Lease Revenue
Lease revenue includes rents that each tenant pays in accordance with the terms of its respective lease, reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals, which we recognize on a straight-line basis. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount that would be recognized on a straight-line basis or (ii) cash that has been received from the tenant (including deferred revenue), with any receivable balances (including deferred rent receivables) charged as a direct write-off against lease revenue in the period of the change in the collectability determination. If the collectability determination for leases for which revenue is being recorded based on cash received from the tenant subsequently changes to being probable, we resume recognizing revenue, including deferred revenue, on a straight-line basis and recognize incremental revenue related to the reinstatement of cumulative deferred rent receivable and deferred revenue balances as if revenue had been recorded on a straight-line basis since the inception of the lease. As of December 31, 2024, four of our leases with three different tenants were recognized on a cash basis due to the full collectability of the remaining rental payments under the respective leases not being deemed probable. Certain other leases provide for additional rental payments that are based on a percentage of the gross crop revenues earned on the farm, which we refer to as participation rents. Such contingent revenue is generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. As a result, depending on the circumstances of each lease, certain participation rents may be recognized by us in the year the crop was harvested, while other participation rents may be recognized in the year following the harvest.
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

Table of Content
recognized under property operating expenses as incurred and lease revenue as earned, respectively, and are recorded in the same periods. We generally do not record any lease revenue or property operating expenses associated with costs paid directly by our tenants for net-leased properties.
Other Operating Revenue
Other operating revenue consists of non-lease revenue generated as a result of activities performed on certain of our properties. During the years ended December 31, 2024 and 2023, we recognized approximately $453,000 and $79,000, respectively, of non-cash revenue, in the form of groundwater credits, associated with the transfer and storing of surplus water on behalf of a government municipality using a groundwater recharge facility constructed on one of our farms. The timing of revenue recognition generally occurs once water credits are recognized by the respective water district at the estimated fair value of the resulting water credits. See Note 3, “Real Estate and Intangible Assets—Investments in Water Assets,” for further discussion.
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
Other Income
We record non-operating and unusual or infrequent income as Other income on our Consolidated Statements of Operations. Other income recorded for the years ended December 31, 2024, 2023, and 2022 was primarily from interest patronage received on certain of our long-term borrowings and interest earned on short-term investments.
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

Table of Content
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
We perform an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. As of December 31, 2024 and 2023, we had no provisions for uncertain tax positions. The prior three tax years remain open for an audit by the Internal Revenue Service.
Comprehensive Income
We record the effective portion of changes in the fair value of the interest rate swap agreements that qualify as cash flow hedges to accumulated other comprehensive income. For the years ended December 31, 2024, 2023, and 2022, we reconciled Net income attributable to the Company to Comprehensive income attributable to the Company on the accompanying Consolidated Statements of Operations and Comprehensive Income.
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to improve reportable segments’ disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard requires expanded disclosures regarding significant segments’ expense categories and a measure of profit or loss for each reportable segment. The standard requires additional disclosures around significant segment expenses and the identification, title, and position of the company’s chief operating decision maker (“CODM”). The pronouncement is effective for the fiscal year ended December 31, 2024, and interim periods thereafter. The Company adopted ASU 2023-07 as of December 31, 2024.
Our current business strategy includes one operating segment: Real Estate Rental Operations. We generate revenues, earnings, net income, and cash flows through our single segment by collecting rents from our tenants through operating leases, including reimbursements for certain of our property operating costs. We expect to generate earnings growth by increasing rents, maintaining high occupancy rates, and controlling expenses. The primary driver of our revenue growth will be the renewal of existing leases at current market rental rates upon expiration and the acquisition of new properties. We further believe our active portfolio management, combined with the skills of our asset management team, will allow us to maximize net income across our portfolio.
Our CODM is our President and CEO. Our CODM uses net income to make decisions about allocating resources to individual properties and assessing performance. The CODM will sometimes reference other metrics, including net operating income; however, as net income is the measure most consistent with the amounts disclosed in the consolidated financial statements, only net income is disclosed.
Recently-Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires public entities to disaggregate specific types of expenses, including disclosures for depreciation, intangible asset amortization, and selling expenses. The pronouncement is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Prospective application is required, and retrospective application or early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 157 farms we owned as of December 31, 2024 (dollars in thousands, except for footnotes):

Table of Content

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water Assets	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,845	32,321	55,387	$840,374	$372,780
Florida(6)	25	18,720	13,891	—	166,471	76,917
Washington	6	2,520	2,004	—	56,171	15,196
Arizona(7)	6	6,320	5,333	—	49,840	11,939
Colorado	12	32,773	25,577	—	45,579	13,849
Nebraska(6)	9	7,782	7,050	—	29,898	9,912
Oregon(8)	6	898	736	—	28,991	10,873
Michigan	12	1,245	778	—	15,204	8,663
Texas	1	3,667	2,219	—	8,026	—
Maryland	6	987	863	—	7,948	4,218
South Carolina	3	597	447	—	3,452	2,100
Georgia	2	230	175	—	2,222	1,600
North Carolina	2	310	295	—	2,076	—
New Jersey	3	116	101	—	2,059	1,185
Delaware	1	180	140	—	1,280	677
Totals	157	111,190	91,930	55,387	$1,259,591	$529,909
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Specifically, includes Total real estate, net and Lease intangibles, net; plus Real estate and related assets held for sale, net; plus long-term water assets, net above-market lease values, net lease incentives, and net investments in special-purpose LLCs included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Consolidated Balance Sheets.
(2)Excludes approximately $2.4 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of December 31, 2024, this investment had a net carrying value of approximately $962,000 and is included within Other assets, net on the accompanying Consolidated Balance Sheet.
(4)Includes eight acres in which we own a leasehold interest via a ground lease with a private individual that expires in December 2040 and five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. As of December 31, 2024, these two ground leases had a net cost basis of approximately $651,000 and are included in Lease intangibles, net on the accompanying Consolidated Balance Sheets.
(5)Includes 48,309 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, and 7,078 surplus water credits in our account with Westlands Water District, located in Fresno County, California. See “—Investments in Water Assets” below for additional information.
(6)Includes certain properties classified as held for sale; see “—Real Estate Held for Sale” below for additional information.
(7)Includes two farms consisting of 1,368 total acres and 1,221 farm acres in which we own leasehold interests via two ground leases with the State of Arizona that expire in February 2025 and February 2032, respectively. As of December 31, 2024, these ground leases had an aggregate net cost basis of approximately $42,000 and are included in Lease intangibles, net on the accompanying Consolidated Balance Sheets.
(8)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of December 31, 2024, this investment had a net carrying value of approximately $4.7 million and is included within Other assets, net on the accompanying Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of December 31, 2024 and 2023, excluding real estate held for sale (dollars in thousands):

	December 31, 2024	December 31, 2023
Real estate:
Land and land improvements	$743,141	$792,277
Permanent plantings	349,761	359,131
Irrigation and drainage systems	169,098	168,545
Farm-related facilities	49,063	50,517
Other site improvements	13,569	13,272
Real estate, at cost	1,324,632	1,383,742
Accumulated depreciation	(167,782)	(142,212)
Real estate, net	$1,156,850	$1,241,530
Real estate depreciation expense on these tangible assets was approximately $34.0 million, $36.1 million, and $34.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Table of Content
Intangible Assets and Liabilities
The following table summarizes the carrying value of certain lease intangible assets and the related accumulated amortization as of December 31, 2024 and 2023, excluding lease intangible assets related to real estate held for sale (dollars in thousands):

	December 31, 2024	December 31, 2023
Lease intangibles:
Leasehold interest – land	$3,372	$4,295
In-place lease values	1,798	2,470
Leasing costs	2,280	3,017
Other(1)	117	141
Lease intangibles, at gross cost	7,567	9,923
Accumulated amortization	(3,979)	(5,141)
Lease intangibles, net	$3,588	$4,782
(1)Other consists primarily of acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $1.1 million, $1.0 million, and $1.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities (excluding those related to real estate held for sale) included in Other assets, net or Other liabilities, net, respectively, on the accompanying Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024		December 31, 2023
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values(1)	$695	$(198)	$695	$(121)
Below-market lease values(2)	(1,371)	561	(1,944)	624
Lease incentives and other deferred revenue, net(3)	14,192	(3,691)	675	(126)
	$13,516	$(3,328)	$(574)	$377
(1)Included as part of Other assets, net on the accompanying Consolidated Balance Sheets, and the related amortization is recorded as a reduction of Lease revenue, net on the accompanying Consolidated Statements of Operations and Comprehensive Income.
(2)Included as a part of Other liabilities, net on the accompanying Consolidated Balance Sheets, and the related accretion is recorded as an increase to Lease revenue, net on the accompanying Consolidated Statements of Operations and Comprehensive Income.
(3)Lease incentives are included as part of Other assets, net on the accompanying Consolidated Balance Sheets, and the related amortization is recorded as a reduction of Lease revenue, net on the accompanying Consolidated Statements of Operations and Comprehensive Income. Other deferred revenue is primarily attributable to tenant-funded improvements and is included as a part of Other liabilities, net on the accompanying Consolidated Balance Sheets, and the related accretion is recorded as an increase to Lease revenue, net on the accompanying Consolidated Statements of Operations and Comprehensive Income.
For the years ended December 31, 2024, 2023, and 2022, total amortization related to above-market lease values was approximately $77,000, $77,000, and $37,000, respectively; total accretion related to below-market lease values was approximately $511,000, $172,000 and $178,000, respectively; and total net (amortization) accretion related to lease incentives and other deferred revenue, net was approximately $(2.5) million, $(629,000), and $341,000, respectively.
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

Table of Content

Period		Estimated Amortization Expense	Estimated Net Increase (Decrease) to Lease Revenue
For the fiscal years ending December 31:	2025	$443	$(9,490)
	2026	983	(39)
	2027	326	1
	2028	324	(83)
	2029	382	(126)
	Thereafter	1,130	(451)
		$3,588	$(10,188)
Acquisitions
We did not acquire any new farms during either of the years ended December 31, 2024 or 2023.
Property Sales
2024 Property Sales
In January 2024, we completed the sale of a 3,748-acre farm in Florida for approximately $65.7 million. Including closing costs, we recognized a net gain on the sale of approximately $10.4 million.
In December 2024, we completed the sale of 11 farms (consisting of 647 gross acres of farmland) in Michigan for approximately $5.0 million. During the three months ended September 30, 2024, we recognized an impairment charge of approximately $2.1 million related to these farms and, upon completing the sale of these farms in December 2024, recognized an aggregate net loss (inclusive of closing costs) of approximately $432,000.
2023 Property Sales
In June 2023, we completed the sale of a 138-acre parcel of unfarmed land in Florida for $9.6 million. Including closing costs, we recognized a net gain on the sale of approximately $6.4 million.
Real Estate Held for Sale
As of December 31, 2024, we had three properties (consisting of seven farms) that were classified as held for sale. As of December 31, 2024, one property (consisting of five farms), located in Florida, had a net cost basis of approximately $36.3 million, and two properties (consisting of two farms), located in Nebraska, had an aggregate net cost basis of approximately $10.0 million. Each of these sales was completed subsequent to December 31, 2024; see Note 11, “Subsequent Events—Portfolio Activity—Property Sales,” for additional information on these sales.
As of December 31, 2023, we had one property located in Florida that was classified as held for sale. As of December 31, 2023, this property had a net cost basis of approximately $53.6 million and was sold in January 2024, as noted above.
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
As of December 31, 2024, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.0% and 20.5%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.
During the years ended December 31, 2024, 2023, and 2022, we recorded an aggregate loss of approximately $60,000, $59,000, and $73,000, respectively (included in Loss from investments in unconsolidated entities on our Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. As of December 31, 2024 and 2023, our combined ownership interest in the Fresno LLC and Umatilla LLC had an aggregate carrying value of approximately $5.7 million and $5.8 million, respectively, and is included within Other assets, net on the accompanying Consolidated Balance Sheets.

Table of Content
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
In addition, since the initial acquisition, additional contracts to purchase banked water held by SWSD were conveyed to us by one of our tenants as partial consideration for rent payments owed. The following table summarizes the total acre-feet of banked water obtained through exercising these contracts as of December 31, 2024 (dollars in thousands):

Period Acquired	Acre-feet of Banked Water Available to Purchase per Contract	Acre-feet of Banked Water Purchased(1)	Value Attributed to Contract(2)	Cost to Exercise Contract	Total Carrying Value of Banked Water Purchased
Three months ended December 31, 2023	1,003	1,003	$401	$62	$463
Three months ended March 31, 2024	2,306	2,306	923	141	1,064
Total	3,309	3,309	$1,324	$203	$1,527
(1)All contracts to purchase additional banked water were exercised in the same quarter in which the respective contract was conveyed to us.
(2)Represents noncash income received during the respective periods. The straight-line impact of these receipts is included within Lease revenue, net on the accompanying Consolidated Statements of Operations and Comprehensive Income.
All banked water acquired was recognized at cost, including the subsequent cost to execute the contracts and any administrative fees necessary to transfer the water to our banked water account. As of December 31, 2024, the 48,309 acre-feet of banked water held by SWSD was recognized as a long-term water asset and had an aggregate carrying value of approximately $35.5 million (included within Other assets, net on our Consolidated Balance Sheets).
Westlands Water District Groundwater Credits
In addition, from May 2023 through March 2024, we elected to participate in a groundwater recharge program established by Westlands Water District (“WWD”), a water district located in Fresno County, California. Under the program, WWD paid for surplus surface water to be delivered to individual landowners’ properties with district-approved groundwater recharge facilities, also known as “water banks.” The landowner was allowed to keep 50% of the net amount of groundwater credits generated under the program (after allowing for certain leave-behind and evaporative losses), and the remaining 50% was used to recharge the aquifer and retained by WWD. Delivery of water under this program was subject to surplus water availability at WWD’s discretion. WWD terminated the program for the 2024 water year effective March 5, 2024. Through December 31, 2024, we have recognized 2,660 acre-feet of water credits, which represents 50% of the total net water credits generated and confirmed by WWD under the program as of such date. As of December 31, 2024, these water credits were recognized as a long-term water asset and had an aggregate carrying value of approximately $753,000 (included within Other assets, net on our Consolidated Balance Sheets). In addition, as a result of being granted these water credits in exchange for transferring and storing this surplus water on behalf of WWD, during the years ended December 31, 2024 and 2023, we recognized approximately $453,000 and $79,000, respectively, of non-cash revenue, which represents the estimated fair value of the water credits obtained during the respective years.
Other Groundwater Credits
During 2023 and 2024, we also entered into various other agreements with certain third parties (including local water districts and private individuals) to either buy water directly, buy a portion of other water districts’ surface water allocations in future years in which allocations are granted, or to store surface water on others’ behalf in one of our groundwater recharge facilities in exchange for a portion of the net groundwater credits produced and recognized by the respective water district. Through December 31, 2024, we have obtained 4,419 acre-feet of water credits as a result of these agreements, which were recognized as a long-term water asset with an aggregate carrying value of approximately $653,000 (included within Other assets, net on our Consolidated Balance Sheets).
Total Long-term Water Assets
As of December 31, 2024 and 2023, we owned a total of 55,387 acre-feet and 46,400 acre-feet, respectively, of long-term water assets, and our investments in these long-term water assets had an aggregate carrying value of approximately $36.9 million and $34.6 million, respectively, and are included within Other assets, net on our Consolidated Balance Sheets.
We have invested approximately $1.4 million to construct groundwater recharge facilities on two of our farms, which is included within Real estate, at cost on our Consolidated Balance Sheets. In addition, through December 31, 2024, we have

Table of Content
invested an additional $3.3 million in the aggregate in connection with certain agreements that are expected to result in additional groundwater credits in the future; however, the amount and timing of these credits, if any, is currently unknown and is dependent upon and subject to the recognition of such credits by the respective water districts, in their sole discretion. Such costs are held in a deferred asset account (also included within Other assets, net on our Consolidated Balance Sheets) until the related net water credits become estimable and are recognized by the respective water district, at which time the costs would be reclassed to investments in long-term water assets.
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
The following tables summarize the future net lease payments to be received under noncancellable leases as of December 31, 2024 (dollars in thousands):

Period		Tenant Lease Revenue(1)
For the fiscal years ending December 31,	2025	$55,225
	2026	57,435
	2027	54,170
	2028	45,635
	2029	42,287
	Thereafter	141,060
		$395,812
(1)Amounts are net of fixed lease incentive payments owed to tenants under certain lease agreements and excludes contingent rental payments, such as participation rents.
Portfolio Concentrations
Credit Risk
As of December 31, 2024, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. No individual tenant represented greater than 10.0% of the total lease revenue recorded during the year ended December 31, 2024.
Geographic Risk
Farms located in California and Florida accounted for approximately $58.1 million (68.5%) and $12.1 million (14.2%), respectively, of the total lease revenue recorded during the year ended December 31, 2024. We seek to continue to further diversify geographically, as may be desirable or feasible. If an unexpected natural disaster (such as an earthquake, wildfire, or flood, or hurricane) occurs or climate change impacts the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. To date, none of our farms have been materially impacted by natural disasters, including the January 2025 wildfires that occurred in southern California. See “—California Floods” and “—Southeastern U.S. Hurricanes” below for a discussion on damage caused on certain of our farms by the January 2023 floods that occurred in California and by the hurricanes that occurred in the Southeastern U.S. in September and October 2024. Besides California and Florida, no other single state accounted for more than 10.0% of the total rental revenue recorded during the year ended December 31, 2024.
California Floods
In January 2023, periods of heavy rainfall in California resulted in floods that impacted several areas of the state, including regions where certain of our farms are located. As a result of the flooding, one of our farms in the Central Valley suffered damage to certain structures located on the farm, and we estimated the carrying value of such structures to be approximately $855,000. As such, during the year ended December 31, 2023, we wrote down the carrying value of these structures and also recorded a corresponding property and casualty loss, included within Property and casualty loss, net on our Consolidated

Table of Content
Statements of Operations and Comprehensive Income. Certain of our other farms in California suffered minor damage as a result of the floods, but no other farms were materially impacted.
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
As a result of Hurricane Helene in September 2024, one of our farms in Georgia suffered damage to certain permanent plantings on the farm, and we estimated the carrying value of such plantings to be approximately $275,000. As such, during the year ended December 31, 2024, we wrote down the carrying value of these plantings and also recorded a corresponding property and casualty loss, included within Property and casualty loss, net on our Consolidated Statements of Operations and Comprehensive Income. Certain of our other farms in the region suffered minor damage as a result of Hurricanes Helene and Milton, but no other farms were materially impacted.
Impairment
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties and water assets that have an indication of impairment. If this analysis indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. During the three months ended September 30, 2024, as a result of shortening our assumed holding periods for certain farms, we recognized an aggregate impairment charge of approximately $2.1 million on portions of four properties (encompassing a total of 11 farms) located in Allegan and Van Buren, Michigan, due to the estimated fair values being lower than the respective carrying values. Our estimates of fair value as of September 30, 2024, were determined based on expected sales prices per certain agreements entered into during October 2024. These farms were sold in December 2024 at an additional net loss of approximately $432,000. We did not record any impairment charges during 2023.
NOTE 4. BORROWINGS
Our borrowings as of December 31, 2024 and 2023 are summarized below (dollars in thousands):

	Carrying Value as of		As of December 31, 2024
	December 31, 2024	December 31, 2023	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Variable-rate revolving lines of credit	$3,600	$200	6.60%	12/15/2033

Notes and bonds payable:
Fixed-rate notes payable	$493,363	$524,199	2.45%–6.97%; 3.71%	2/14/2025 -7/1/2051; April 2033
Fixed-rate bonds payable	32,946	52,640	3.13%–4.57%; 3.85%	7/24/2025 - 12/30/2030; Jan 2028
Total notes and bonds payable	526,309	576,839
Debt issuance costs – notes and bonds payable	(2,387)	(2,928)	N/A	N/A
Notes and bonds payable, net	$523,922	$573,911

Total borrowings, net	$527,522	$574,111
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of December 31, 2024, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.0 billion. The weighted-average stated interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.82% and 3.79% for the years ended December 31, 2024 and 2023, respectively. In addition, 2023 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 22.0% reduction (approximately 101 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payables—Interest Patronage” for further discussion on interest patronage.
We generally borrow at a rate of 60% of the value of the underlying agricultural real estate, and, except as noted herein, the amounts borrowed are not generally guaranteed by the Company. Our loan agreements generally contain various affirmative

Table of Content
and negative covenants, including with respect to liens, indebtedness, mergers, and asset sales, and customary events of default. These agreements may also require that we satisfy certain financial covenants at the end of each calendar quarter or year. Some of these financial covenants include, but are not limited to, staying below a maximum leverage ratio and maintaining a minimum net worth value, rental-revenue-to-debt ratio, current ratio, and fixed charge coverage ratio. As of December 31, 2024, we were in compliance with all covenants applicable to the above borrowings.
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
The following table summarizes the pertinent terms of the MetLife Facility as of December 31, 2024 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		12/15/2033	$3,600	3M SOFR + 2.00%	(2)	$71,400
2020 MetLife Term Note	75,000	(3)	1/5/2030	36,900	2.75%, fixed through 1/4/2030	(4)	38,100
2022 MetLife Term Note	100,000	(3)	1/5/2032	—	(4)		100,000
Totals	$250,000			$40,500			$209,500
(1)Based on the properties that were pledged as collateral under the MetLife Facility, as of December 31, 2024, the maximum additional amount we could draw under the facility was approximately $105.9 million.
(2)The interest rate on the MetLife Lines of Credit is subject to a minimum annualized rate of 2.50%, plus an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under each line of credit).
(3)If the aggregate commitments under the 2020 MetLife Term Note and the 2022 MetLife Term Note are not fully utilized by December 31, 2026, MetLife has no obligation to disburse the additional funds under either note.
(4)Interest rates on future disbursements under each of the 2020 MetLife Term Note and the 2022 MetLife Term Note will be based on prevailing market rates at the time of such disbursements. In addition, through December 31, 2026, the 2020 MetLife Term Note and the 2022 MetLife Term Note are each subject to an unused fee ranging from 0.10% to 0.20% on undrawn amounts (based on the balance drawn under the respective note).
Under the MetLife Facility, we are generally allowed to borrow up to 60% of the aggregate of the lower of cost or the appraised value of the pool of agricultural real estate pledged as collateral. Amounts owed to MetLife under the MetLife Facility are guaranteed by us and each subsidiary of ours that owns a property pledged as collateral pursuant to the loan documents.
Farmer Mac Facility
Through certain subsidiaries of our Operating Partnership, we have entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”) for a secured note purchase facility (the “Farmer Mac Facility”). As amended, the Farmer Mac Facility currently provides for bond issuances through December 31, 2026, up to an aggregate amount of $225.0 million, and the final maturity date for new bonds issued under the facility will be the date that is ten years from the applicable issuance date. We did not issue any new bonds under the Farmer Mac Facility during either of the years ended December 31, 2024 or 2023.
Pursuant to the Bond Purchase Agreement, bonds issued by us to the Bond Purchaser will be secured by a security interest in loans originated by us (pursuant to a pledge and security agreement), which, in turn, will be collateralized by first liens on agricultural real estate owned by subsidiaries of ours. The bonds issued generally have a maximum aggregate, effective loan-to-value ratio of 60% of the underlying agricultural real estate, after giving effect to certain overcollateralization obligations. As of December 31, 2024, we had approximately $32.9 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with various different Farm Credit associations (collectively, “Farm Credit”). We did not enter into any new loan agreements with Farm Credit during either of the years ended December 31, 2024 or 2023.
Certain amounts owed under the Farm Credit Notes Payable, limited to 12 months of principal and interest due under certain of the loans, are guaranteed by us pursuant to the respective loan documents.

Table of Content
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
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of December 31, 2024, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the fiscal years ending December 31:	2025	$38,485
	2026	17,607
	2027	50,785
	2028	77,168
	2029	152,626
	Thereafter	189,638	(1)
		$526,309
(1)     Subsequent to December 31, 2024, we repaid approximately $19.4 million of notes that were scheduled to mature in 2043 but were set to reprice in 2025.
During the year ended December 31, 2024, we repaid approximately $33.6 million of notes and bonds that were scheduled to either mature or reprice. On a weighted-average basis, these borrowings bore interest at a fixed, stated rate of 3.69% and an effective interest rate (after interest patronage) of 3.15%.
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
As of December 31, 2024, the aggregate fair value of our notes and bonds payable was approximately $486.3 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $526.3 million. The fair value of our long-term notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is determined by a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of December 31, 2024, is deemed to approximate their aggregate carrying value of $3.6 million.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a

Table of Content
fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the Financial Accounting Standards Board’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of December 31, 2024, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is initially recorded in Accumulated other comprehensive income (loss) on the accompanying Consolidated Balance Sheets and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects. During the next 12 months, we estimate that an additional $1.7 million will be reclassified as a reduction to interest expense.
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2024 and 2023 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of December 31, 2024	4	$67,067
As of December 31, 2023	4	70,229
The following table presents the fair value of our interest rate swaps and their classification on the Consolidated Balance Sheets as of December 31, 2024 and 2023 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	December 31, 2024	December 31, 2023
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$7,632	$7,366
Total		$7,632	$7,366
The following table presents the amount of income (loss) recognized in comprehensive income within our consolidated financial statements for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Derivative in cash flow hedging relationship:
Interest rate swaps	$266	$(1,641)	$10,043
Total	$266	$(1,641)	$10,043
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of December 31, 2024, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
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

Table of Content
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
As of December 31, 2024, the fair value of our Series D Term Preferred Stock was approximately $59.5 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on December 31, 2024, of $24.64.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the year ended December 31, 2024, see Note 8, “Equity—Distributions.”
NOTE 6. RELATED-PARTY TRANSACTIONS
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by David Gladstone, our chairman, chief executive officer, and president. Mr. Gladstone also serves as a director and executive officer of each of our Adviser and Administrator. In addition, Michael LiCalsi, our general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary) is executive vice president of administration of our Adviser.
We have entered into an investment advisory agreement with our Adviser (the “Advisory Agreement”) and an administration agreement with our Administrator (the “Administration Agreement”). Both the Advisory Agreement and the Administration Agreement were approved unanimously by our Board of Directors, including our independent directors.
Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2024 meeting, our Board of Directors reviewed and renewed each of the Advisory Agreement and the Administration Agreement for an additional year, through August 31, 2025.
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

Table of Content
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
During the years ended December 31, 2024, 2023, and 2022, we paid financing fees to Gladstone Securities of $0, $0, and approximately $154,000, respectively. Through December 31, 2024, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
Dealer-Manager Agreements

Table of Content
We have entered into dealer-manager agreements with Gladstone Securities (collectively, the “Dealer-Manager Agreements”), pursuant to which Gladstone Securities served or serves as our exclusive dealer-manager in connection with the offering of our 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and our 5.00% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”).
Pursuant to the Dealer-Manager Agreements, Gladstone Securities provided or provides certain sales, promotional, and marketing services to us in connection with the offering of the Series C Preferred Stock and Series E Preferred Stock, and we generally paid or pay Gladstone Securities for the following:
•With regard to the Series C Preferred Stock:
◦selling commissions of up to 6.0% of the gross proceeds from sales in the offering (the “Series C Selling Commissions”), and
◦a dealer-manager fee of 3.0% of the gross proceeds from sales in the offering (the “Series C Dealer-Manager Fee”).
•With regard to the Series E Preferred Stock:
◦selling commissions of up to 7.0% of the gross proceeds from sales in the offering (the “Series E Selling Commissions,” and together with the Series C Selling Commissions, the “Selling Commissions”), and
◦a dealer-manager fee of 3.0% of the gross proceeds from sales in the offering (the “Series E Dealer-Manager Fee,” and together with the Series C Dealer-Manager Fee, the “Dealer-Manager Fees”).
No Selling Commissions or Dealer-Manager Fees were paid with respect to shares of the Series C Preferred Stock sold pursuant to the DRIP for the Series C Preferred Stock. Gladstone Securities may, in its sole discretion, remit all or a portion of the Selling Commissions and also reallow all or a portion of the Dealer-Manager Fees to participating broker-dealers and wholesalers in support of the offerings. The terms of each of the Dealer-Manager Agreements were approved by our Board of Directors, including all of our independent directors.
The following tables summarizes the total Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities during the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Series C Preferred Stock	$—	$—	$13,471
Series E Preferred Stock	41	583	—
Total Selling Commissions and Dealer-Manager Fees	$41	$583	$13,471
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
Related Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying consolidated financial statements (dollars in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Base management fee(1)(2)	$8,370	$8,603	$8,307
Incentive fee(1)(2)	109	1,771	3,225
Incentive fee waiver(2)	(109)	—	—
Total fees to our Adviser	$8,370	$10,374	$11,532

Administration fee(1)(2)	$2,452	$2,255	$2,005

Selling Commissions and Dealer-Manager Fees(1)(3)	$41	$583	$13,471
Financing fees(1)(4)	—	—	154
Total fees to Gladstone Securities	$41	$583	$13,625
(1)Pursuant to the agreements with the respective related-party entities, as discussed above.
(2)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
(3)Included within Additional paid-in capital on the accompanying Consolidated Balance Sheets.

Table of Content
(4)Included within Notes and bonds payable, net on the Consolidated Balance Sheets and amortized into Interest expense on the Consolidated Statements of Operations and Comprehensive Income.
Related-Party Fees Due
Amounts due to related parties on our accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023 were as follows (dollars in thousands):

	December 31, 2024	December 31, 2023
Base management fee	$2,067	$2,156
Incentive fee	—	982
Other, net(1)	75	49
Total due to Adviser	2,142	3,187
Administration fee	613	546
Cumulative accrued but unpaid portion of prior Administration Fees(2)	217	141
Total due to Administrator	830	687
Total due to related parties(3)	$2,972	$3,874
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
(3)Reflected as a line item on our accompanying Consolidated Balance Sheets.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as of December 31, 2024 (dollars in thousands):

Farm Locations	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of December 31, 2024
Monterey, CA	329	$1,100	(2)	Q4 2025	$30
St. Lucie, FL	549	230		Q3 2025	185
Ventura, CA	402	1,000	(2)	Q4 2025	518
Franklin & Grant, WA, & Umatilla, OR	1,126	4,203	(2)	Q4 2032	2,903
Wicomico & Caroline, MD, and Sussex, DE	833	155		Q3 2034	49
Charlotte, FL	975	800	(2)	Q3 2034	748
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
In connection with certain farms acquired through leasehold interests, we assumed certain ground lease arrangements under which we are the lessee. These operating ground leases have lease expiration dates ranging from February 2025 through December 2041, and none of these leases contain any extension, renewal, or termination options. At lease commencement, the net present value of the minimum lease payments was determined by discounting the respective future minimum lease payments using a discount rate equivalent to our fully-collateralized borrowing rate ranging from 4.22% to 8.72%.

Table of Content
As of December 31, 2024 and 2023, we recorded the following as a result of these operating ground leases (dollars in thousands, except for footnotes):

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets(1)	$521	$574
Operating lease liabilities(2)	$498	$568

Weighted-average remaining lease term (years)	14.9	15.0
Weighted-average incremental borrowing rate	8.35%	8.12%
(1)Operating lease right-of-use assets are shown net of prepaid lease payments of approximately $23,000 and $6,000 as of December 31, 2024, and 2023, respectively, and are included within Other assets, net on the accompanying Consolidated Balance Sheets.
(2)Included within Other liabilities, net on the accompanying Consolidated Balance Sheets.
Future minimum lease payments due under the remaining non-cancelable terms of these leases as of December 31, 2024, are as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the fiscal years ending December 31:	2025	$62
	2026	62
	2027	62
	2028	62
	2029	62
	Thereafter	569
Total undiscounted lease payments		879
Less: imputed interest		(381)
Present value of lease payments		$498
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Consolidated Statement of Operations and Comprehensive Income) of approximately $105,000, $103,000, and $92,000 during the years ended December 31, 2024, 2023, and 2022, respectively.
Litigation
In the ordinary course of business incidental to our business, we may be involved in various legal proceedings from time to time which we may not consider material. We are not currently subject to any known material litigation known or, to our knowledge, threatened litigation.
NOTE 8. EQUITY
Amendment to Articles of Incorporation and Operating Partnership Agreement
On November 9, 2022, we amended our articles of incorporation (i) reclassifying and designating 15,551,347 authorized but unissued shares of our Series C Preferred Stock and 1,185,000 authorized but unissued shares of our Series D Term Preferred Stock as shares of common stock, (ii) setting forth the rights, preferences, and terms of the Series E Preferred Stock, and (iii) reclassifying and designating 16,000,000 shares of our authorized and unissued shares of common stock as shares of Series E Term Preferred Stock. In connection with the authorization of the Series E Preferred Stock, we amended our Operating Partnership agreement to provide for the establishment and issuance of an equal number of 5.00% Series E Cumulative Redeemable Preferred Units (the “Series E Preferred OP Units”) as are issued shares of the Series E Preferred Stock by the Company. Generally, the Series E Preferred OP Units have preferences, distribution rights, and other provisions substantially equivalent to those of the Series E Preferred Stock.
Registration Statement
On March 28, 2023, we filed a universal registration statement on Form S-3, as amended (File No. 333-270901), with the SEC (the “2023 Registration Statement”) to replace our prior universal registration statement. The 2023 Registration Statement, which was declared effective by the SEC on April 13, 2023, permits us to issue up to an aggregate of $1.5 billion in securities

Table of Content
consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more securities. Through December 31, 2024, we have issued a total of 176,195 shares of Series E Preferred Stock for gross proceeds of approximately $4.4 million and 470,676 shares of common stock for gross proceeds of approximately $6.8 million under the 2023 Registration Statement. See Note 11, “Subsequent Events,” for equity issuances completed subsequent to December 31, 2024.
Equity Issuances
Series C Preferred Stock
On April 3, 2020, we filed a prospectus supplement with the SEC for a continuous public offering of our Series C Preferred Stock (the “Series C Offering”). Under the Series C Offering, as amended, we were permitted us to sell up to 10,200,000 shares of our Series C Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share (the “Primary Series C Offering”) and up to 200,000 additional shares of our Series C Preferred Stock pursuant to our dividend reinvestment plan (the “DRIP”) at a price of $22.75 per share. The Primary Series C Offering terminated on December 31, 2022, with substantially all of the allotted 10,200,000 shares being sold resulting in total gross proceeds, exclusive of redemptions, of approximately $252.6 million and net proceeds, after deducting commissions, dealer-manager fees, and offering expenses payable by us, of approximately $230.5 million. The Series C Preferred Stock DRIP was terminated effective March 22, 2023. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreements,” for a discussion of the commissions and fees paid to Gladstone Securities in connection with the Series C Offering.
We listed the Series C Preferred Stock on Nasdaq under the ticker symbol “LANDP,” and trading commenced on June 8, 2023.
During the year ended December 31, 2022, we sold 6,701,987 shares of the Series C Preferred Stock at a weighted average offering price per share of $24.76, resulting in gross proceeds of approximately $165.9 million and net proceeds, after deducting commissions and dealer-manager fees, of approximately $152.5 million. Additionally, during the years ended December 31, 2023 and 2022, we issued 14,069 shares and 34,628 shares, respectively, of the Series C Preferred Stock pursuant to the DRIP, and 48,913 shares and 38,595 shares, respectively, of the Series C Preferred Stock were tendered for optional redemption, which we satisfied with aggregate cash payments of approximately $1.2 million and $901,000, respectively.
Series E Preferred Stock
On November 9, 2022, we filed a prospectus supplement with the SEC for a continuous public offering (the “Series E Offering”) of up to 8,000,000 shares of our Series E Preferred Stock, on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreements,” for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series E Offering.
The following table provides information on sales of our Series E Preferred Stock during the years ended December 31, 2024 and 2023 (dollars in thousands, except per-share amounts):

	2024	2023
Number of shares sold	16,595	237,441
Weighted-average offering price per share	$24.98	$24.96
Gross proceeds	$414	$5,925
Net proceeds(1)	$373	$5,342
(1)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.
Refer to Note 11, “Subsequent Events—Equity Activity—Series E Preferred Stock,” for sales of the Series E Preferred Stock completed subsequent to December 31, 2024.
In addition, during the year ended December 31, 2023, 1,600 shares of Series E Preferred Stock were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $36,000. No shares of the Series E Preferred Stock were tendered for optional redemption during the year ended December 31, 2024.
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

Table of Content
Common Stock
At-the-Market Program
We have entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Virtu Americas LLC and Ladenburg Thalmann & Co. Inc. (each a “Sales Agent”), that, as amended, currently permit us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $500.0 million (the “ATM Program”). The following table provides information on shares of common stock sold under the ATM Program during the years ended December 31, 2024, 2023, and 2022 (dollars in thousands, except per-share amounts):

	Years Ended December 31,
	2024	2023	2022
Number of shares sold	346,216	788,045	840,384
Weighted-average offering price per share	$13.52	$19.34	$26.47
Gross proceeds	$4,680	$15,240	$22,242
Net proceeds(1)	$4,633	$15,087	$21,993
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
The following table summarizes repurchase activity under the Repurchase Program during the year ended December 31, 2024 (dollars in thousands, except per-share amounts):

For the year ended December 31, 2024
Series B Preferred Stock:
Number of shares repurchased	115,176
Gross repurchase price(1)	$2,429
Weighted-average repurchase price per share	$21.09
Gain on repurchase(2)	$133
Series C Preferred Stock:
Number of shares repurchased	201,646
Gross repurchase price(1)	$4,201
Weighted-average repurchase price per share	$20.83
Gain on repurchase(2)	$372
(1)Inclusive of broker commissions.
(2)The gain on the repurchase of cumulative redeemable preferred stock is included within Gain (loss) on extinguishment of cumulative redeemable preferred stock, net on our accompanying Consolidated Statements of Operations and Comprehensive Income.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership. As of each of December 31, 2024, 2023, and 2022, we owned 100.0%, of the outstanding OP Units, and there were no OP Units held by non-controlling OP Unitholders.
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

Table of Content
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
During the year ended December 31, 2022, we redeemed 204,778 OP Units that were previously issued to noncontrolling OP Unitholders with a cash payment of approximately $7.7 million or $37.45 per OP Unit.
The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the years ended December 31, 2024, 2023, and 2022 are reflected in the table below.

	For the Years Ended December 31,
Issuance	2024	2023	2022
Series B Preferred Stock	1.500000	1.500000	1.500000
Series C Preferred Stock	1.500000	1.500000	1.500000
Series D Term Preferred Stock(1)	1.250004	1.250004	1.250004
Series E Preferred Stock	1.250004	1.250004	—
Common Stock(2)	0.559500	0.553500	0.546300
(1)Dividends are treated similar to interest expense on the accompanying Consolidated Statements of Operations and Comprehensive Income.
(2)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders.
For federal income tax characterization purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital, or a combination thereof. The characterization of distributions on our preferred and common stock during each of the years ended December 31, 2024, 2023, and 2022 is reflected in the following table:

	Ordinary Income	Long-term Capital Gain	Return of Capital
For the Year Ended December 31, 2024
Series B Preferred Stock	47.178987%	23.885993%	28.935020%
Series C Preferred Stock	47.178987%	23.885993%	28.935020%
Series D Term Preferred Stock	47.178987%	23.885993%	28.935020%
Series E Preferred Stock	47.178987%	23.885993%	28.935020%
Common Stock	—%	—%	100.000000%
For the Year Ended December 31, 2023
Series B Preferred Stock	30.782342%	22.611772%	46.605886%
Series C Preferred Stock	30.782342%	22.611772%	46.605886%
Series D Term Preferred Stock	30.782342%	22.611772%	46.605886%
Series E Preferred Stock	30.782342%	22.611772%	46.605886%
Common Stock	—%	—%	100.000000%
For the Year Ended December 31, 2022
Series B Preferred Stock	34.205000%	—%	65.795000%
Series C Preferred Stock	34.205000%	—%	65.795000%
Series D Term Preferred Stock	34.205000%	—%	65.795000%
Common Stock	—%	—%	100.000000%
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenue for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands, except for footnotes):

Table of Content

	For the Years Ended December 31,
	2024	2023	2022
Fixed lease payments(1)	$73,952	$83,695	$81,423
Variable lease payments(2)	10,811	6,624	7,813
Lease revenue, net(3)	$84,763	$90,319	$89,236
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the years ended December 31, 2024, 2023, and 2022, we recorded participation rents of approximately $9.4 million, $5.9 million, and $7.7 million, respectively; reimbursements of certain property operating expenses by tenants of approximately $1.4 million, $688,000, and $110,000, respectively; and late fees of approximately $20,000, $46,000, and $0, respectively.
(3)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
NOTE 10.  EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2024, 2023, and 2022, computed using the weighted-average number of common shares outstanding during the respective periods. Earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss.

(Dollars in thousands, except per-share amounts):	For the Years Ended December 31,
	2024	2023	2022
Net loss attributable to common stockholders	$(10,455)	$(9,852)	$(15,010)
Weighted average shares of common stock outstanding – basic and diluted	35,909,956	35,733,742	34,563,460
Loss per common share – basic and diluted	$(0.29)	$(0.28)	$(0.43)
The weighted-average number of OP Units held by non-controlling OP Unitholders was 0, 0, and 61,714 for the years ended December 31, 2024, 2023, and 2022, respectively.
NOTE 11. SUBSEQUENT EVENTS
Portfolio Activity—Property Sales
In January 2025, we completed the sale of five farms in Florida totaling 5,630 gross acres for an aggregate sales price of approximately $52.5 million. Including closing costs, we recognized a net gain on the sale of approximately $14.2 million.
In February 2025, we completed the sale of two farms in Nebraska totaling 2,559 gross acres for an aggregate sales price of $12.0 million. Including closing costs, we recognized an aggregate net gain on these sales of approximately $1.6 million.
Financing Activity
Debt Activity—Loan Repayments
Subsequent to December 31, 2024, we repaid approximately $19.4 million of loans. On a weighted-average basis, these borrowings bore interest at a fixed, stated rate of 5.38% and an effective interest rate (after interest patronage, where applicable) of 4.62%.
Distributions
On January 14, 2025, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Table of Content

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	January 24, 2025	January 31, 2025	$0.125
	February 19, 2025	February 28, 2025	0.125
	March 19, 2025	March 31, 2025	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	January 24, 2025	January 31, 2025	$0.125
	February 19, 2025	February 28, 2025	0.125
	March 19, 2025	March 31, 2025	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	January 24, 2025	January 31, 2025	$0.104167
	February 19, 2025	February 28, 2025	0.104167
	March 19, 2025	March 31, 2025	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Series E Preferred Stock:	January 27, 2025	February 5, 2025	$0.104167
	February 25, 2025	March 5, 2025	0.104167
	March 26, 2025	April 4, 2025	0.104167
Total Series E Preferred Stock Distributions:			$0.312501

Common Stock(1):	January 24, 2025	January 31, 2025	$0.0467
	February 19, 2025	February 28, 2025	0.0467
	March 19, 2025	March 31, 2025	0.0467
Total Common Stock Distributions:			$0.1401
(1)The same amounts paid to common stockholders will be paid as distributions on each OP Unit held by non-controlling OP Unitholders, if any, as of the above record dates.

Table of Content
GLADSTONE LAND CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(In Thousands)

			Initial Cost			Subsequent Capitalized Additions			Total Cost
Location and Description of Property	Date Acquired	Encumbrances	Land and Land Improvements	Buildings & Improvements	Permanent Plantings	Land Improvements	Buildings & Improvements	Permanent Plantings	Land and Land Improvements	Buildings & Improvements	Permanent Plantings	Total(1)	Accumulated Depreciation(2)
Santa Cruz County, California: Land & Improvements	6/16/1997	$7,010	$4,350	$—	$—	$—	$622	$—	$4,350	$622	$—	$4,972	$(449)
Ventura County, California: Land, Buildings & Improvements	9/15/1998	27,317	9,895	5,256	—	—	378	—	9,895	5,634	—	15,529	(5,209)
Santa Cruz County, California: Land & Improvements	1/3/2011	6,113	8,328	—	—	453	545	—	8,781	545	—	9,326	(289)
Hillsborough County, Florida: Land, Buildings & Improvements	9/12/2012	—	2,199	1,657	—	14	1,796	—	2,213	3,453	—	5,666	(1,989)
Monterey County, California: Land, Buildings & Improvements	10/21/2013	4,381	7,187	164	—	180	3,064	—	7,367	3,228	—	10,595	(1,271)
Cochise County, Arizona: Land, Buildings & Improvements	12/27/2013	1,387	6,168	572	—	8	5,738	—	6,176	6,310	—	12,486	(2,393)
Santa Cruz County, California: Land, Building & Improvements	6/13/2014	1,344	5,576	207	—	—	27	—	5,576	234	—	5,810	(211)
Ventura County, California: Land, Buildings & Improvements	7/23/2014	978	6,219	505	—	—	85	—	6,219	590	—	6,809	(377)
Kern County, California: Land & Improvements	7/25/2014	1,150	5,841	67	—	—	974	—	5,841	1,041	—	6,882	(619)
Manatee County, Florida: Land, Buildings & Improvements	9/29/2014	—	8,466	5,426	—	—	3,734	—	8,466	9,160	—	17,626	(4,671)
Ventura County, California: Land, Buildings & Improvements	10/29/2014	13,916	23,673	350	—	—	2,318	—	23,673	2,668	—	26,341	(1,235)
Ventura County, California: Land & Improvements	11/4/2014	—	5,860	92	—	—	2	—	5,860	94	—	5,954	(94)
Monterey County, California: Land, Buildings & Improvements	1/5/2015	10,673	15,852	582	—	(156)	1,518	—	15,696	2,100	—	17,796	(1,151)
Manatee County, Florida: Land, Buildings & Improvements	3/10/2015	—	2,403	1,871	—	—	369	—	2,403	2,240	—	4,643	(1,694)
Hendry County, Florida: Land, Buildings & Improvements	6/25/2015	10,356	14,411	789	—	—	—	—	14,411	789	—	15,200	(695)
Rock County, Nebraska: Land, Buildings & Improvements	8/20/2015	—	4,862	613	—	—	32	—	4,862	645	—	5,507	(534)
Holt County, Nebraska: Land, Buildings & Improvements	8/20/2015	—	4,690	786	—	—	76	—	4,690	862	—	5,552	(565)
Kern County, California: Land & Improvements	9/3/2015	14,432	18,893	497	—	688	6,587	1,418	19,581	7,084	1,418	28,083	(3,721)
Cochise County, Arizona: Land, Buildings & Improvements	12/23/2015	—	4,234	1,502	—	142	3,809	—	4,376	5,311	—	9,687	(1,973)
Saguache County, Colorado: Land, Buildings & Improvements	3/3/2016	528	16,756	8,348	—	—	1,486	—	16,756	9,834	—	26,590	(6,862)
Fresno County, California: Land, Improvements & Permanent plantings	4/5/2016	6,920	3,623	1,228	11,455	—	2,623	(25)	3,623	3,851	11,430	18,904	(4,742)
Saint Lucie County, Florida: Land, Buildings & Improvements	7/1/2016	—	4,165	971	—	—	—	—	4,165	971	—	5,136	(825)
Baca County, Colorado: Land & Buildings	9/1/2016	3,093	6,167	214	—	—	—	—	6,167	214	—	6,381	(119)
Merced County, Colorado: Land & Improvements	9/14/2016	6,804	12,845	504	—	—	190	—	12,845	694	—	13,539	(334)
Stanislaus County, Colorado: Land & Improvements	9/14/2016	7,371	14,114	45	—	59	463	—	14,173	508	—	14,681	(260)
Fresno County, California: Land, Improvements & Permanent plantings	10/13/2016	3,035	2,937	139	3,452	—	9	—	2,937	148	3,452	6,537	(1,499)
Baca County, Colorado: Land & Improvements	12/28/2016	5,979	11,430	278	—	—	—	—	11,430	278	—	11,708	(278)
Yuma County, Arizona Land & Improvements	6/1/2017	10,551	12,390	12,191	—	151	16,810	—	12,541	29,001	—	41,542	(9,562)
Fresno County, California: Land, Improvements & Permanent plantings	7/17/2017	—	5,048	777	7,818	3,249	2,522	(1,124)	8,297	3,299	6,694	18,290	(2,649)

Table of Content

Santa Barbara County, California: Land, Improvements & Permanent plantings	8/9/2017	—	4,559	577	397	(50)	1,199	(121)	4,509	1,776	276	6,561	(606)
Okeechobee County, Florida: Land & Improvements	8/9/2017	4,318	9,111	953	—	985	1,378	—	10,096	2,331	—	12,427	(1,213)
Walla Walla County, Washington: Land, Improvements & Permanent plantings	9/8/2017	—	5,286	401	3,739	(23)	—	(3,739)	5,263	401	—	5,664	(313)
Baca County, Colorado Land & Improvements	10/2/2017	—	924	—	—	—	—	—	924	—	—	924	—
Fresno County, California: Land, Improvements & Permanent plantings	12/15/2017	2,661	2,016	324	3,626	(1)	23	(3)	2,015	347	3,623	5,985	(2,527)
Kern County, California: Land & Improvements	1/31/2018	1,867	2,733	249	—	(4)	1,529	—	2,729	1,778	—	4,507	(531)
Collier & Hendry, Florida Land & Improvements	7/12/2018	19,376	36,223	344	—	1	—	—	36,224	344	—	36,568	(310)
Kings County, California: Land, Improvements & Permanent plantings	9/13/2018	3,856	3,264	284	3,349	5	—	5	3,269	284	3,354	6,907	(930)
Madera, California: Land, Improvements & Permanent plantings	11/1/2018	12,095	12,305	1,718	9,015	13	704	(563)	12,318	2,422	8,452	23,192	(1,964)
Hartley County, Texas: Land & Improvements	11/20/2018	—	7,320	1,054	—	3	96	—	7,323	1,150	—	8,473	(447)
Merced County, California: Land	12/6/2018	4,217	8,210	—	—	5	—	—	8,215	—	—	8,215	—
Madera County, California: Land & Improvements	4/9/2019	14,732	8,074	2,696	17,916	—	1,611	—	8,074	4,307	17,916	30,297	(5,579)
Allegran and Van Buren County, Michigan: Land & Improvements	6/4/2019	—	1,634	800	2,694	(1,085)	(366)	(1,656)	549	434	1,038	2,021	(598)
Yolo County, California: Land & Improvements	6/13/2019	4,411	5,939	665	2,648	—	—	—	5,939	665	2,648	9,252	(764)
Monterey County, California: Land & Improvements	7/11/2019	4,698	8,629	254	—	2,220	1,956	—	10,849	2,210	—	13,059	(425)
Martin County, Florida: Land & Improvements	7/22/2019	33,947	51,691	6,595	—	(2,629)	1	—	49,062	6,596	—	55,658	(2,748)
Fresno County, California: Land & Improvements	8/16/2019	36,079	24,772	13,410	31,420	(3)	1,413	10	24,769	14,823	31,430	71,022	(9,644)
Ventura County, California: Land & Improvements	8/28/2019	11,051	20,602	397	—	306	1,760	—	20,908	2,157	—	23,065	(680)
Napa County, California: Land & Improvements	8/29/2019	15,716	27,509	1,646	2,923	3,235	1,263	894	30,744	2,909	3,817	37,470	(1,821)
Hayes County, Nebraska: Land & Improvements	10/7/2019	2,768	4,750	264	—	16	1	—	4,766	265	—	5,031	(231)
Hayes & Hitchcock County, Nebraska: Land & Improvements	10/7/2019	5,217	9,275	431	—	20	1	—	9,295	432	—	9,727	(400)
Phillips County, Colorado: Land & Improvements	1/15/2020	4,249	6,875	660	—	—	7	—	6,875	667	—	7,542	(330)
Kern County, California: Land, Improvements & Permanent plantings	6/24/2020	7,611	12,521	1,325	370	—	264	—	12,521	1,589	370	14,480	(411)
Wicomico & Caroline County, Maryland, and Sussex County, Delaware: Land & Improvements	8/31/2020	4,026	6,703	626	—	—	480	—	6,703	1,106	—	7,809	(349)
Fresno County, California: Land & Improvements	9/3/2020	16,723	15,071	4,680	11,921	305	635	—	15,376	5,315	11,921	32,612	(3,477)
Fresno County, California: Land, Improvements & Permanent plantings	10/1/2020	16,765	7,128	9,206	15,242	8	920	16	7,136	10,126	15,258	32,520	(4,600)
Ventura County, California: Land & Improvements	12/15/2020	12,450	19,215	1,264	—	48	23	—	19,263	1,287	—	20,550	(458)
Tulare County, California: Land, Improvements & Permanent plantings	12/17/2020	10,207	26,952	6,420	28,152	36	19	37	26,988	6,439	28,189	61,616	(10,564)
Whatcom County, Washington: Land, Improvements, & Permanent plantings	12/24/2020	15,196	8,219	7,228	16,281	18	193	35	8,237	7,421	16,316	31,974	(5,519)
San Joaquin County, California: Land, Improvements, & Permanent plantings	12/24/2020	20,021	12,265	2,142	19,924	6	(996)	10	12,271	1,146	19,934	33,351	(8,123)
San Joaquin County, California: Land, Improvements, & Permanent plantings	3/11/2021	—	—	4,306	—	—	—	—	—	4,306	—	4,306	(1,178)
Tehama County, California Land & Improvements & Horticulture	4/5/2021	21,355	27,747	2,512	6,600	103	34	—	27,850	2,546	6,600	36,996	(2,738)
Kern County, California Land & Improvements & Horticulture	6/4/2021	9,460	21,810	2,514	25,984	65	673	—	21,875	3,187	25,984	51,046	(9,268)

Table of Content

Van Buren County, Michigan: Land & Improvements & Horticulture	6/9/2021	7,403	3,677	4,391	5,233	14	44	70	3,691	4,435	5,303	13,429	(1,334)
Kern County, California Land & Improvements & Horticulture	8/11/2021	13,416	5,690	8,156	16,154	11	46	—	5,701	8,202	16,154	30,057	(5,431)
Yamhill County, Oregon Land & Improvements & Horticulture	8/11/2021	6,037	2,854	2,493	6,972	8	28	—	2,862	2,521	6,972	12,355	(1,993)
St. Lucie County, Florida Land & Improvements & Horticulture	8/18/2021	2,982	2,494	601	2,146	99	135	140	2,593	736	2,286	5,615	(858)
Kern County, California Land & Improvements & Horticulture	12/3/2021	14,604	22,363	2,894	62,744	23	67	—	22,386	2,961	62,744	88,091	(8,123)
Charlotte County, FL Land & Improvements & Horticulture	12/16/2021	4,495	7,275	75	—	1,937	1,395	—	9,212	1,470	—	10,682	(75)
Glenn, California Land & Improvements	6/16/2022	—	16,184	1,298	5,933	34	603	—	16,218	1,901	5,933	24,052	(1,905)
Franklin & Grant, Washington Land & Improvements & Horticulture	7/21/2022	—	11,437	1,607	15,798	50	327	555	11,487	1,934	16,353	29,774	(6,314)
Umatilla, Oregon Land & Improvements & Horticulture	7/21/2022	—	344	564	2,858	14	135	1,167	358	699	4,025	5,082	(379)
Miscellaneous Investments	Various	22,562	39,205	10,403	9,175	(1,100)	6,145	696	38,105	16,548	9,871	64,524	(7,762)
		$529,909	$779,437	$154,058	$351,939	$9,481	$79,523	$(2,178)	$788,918	$233,581	$349,761	$1,372,260	$(169,190)
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
The following table reconciles the change in the balance of real estate during the years ended December 31, 2024 and 2023, respectively (dollars in thousands):

	2024	2023
Balance, beginning of period	$1,437,812	$1,432,394
Additions:
Acquisitions during the period	—	—
Improvements	5,607	10,578
Deductions:
Dispositions during period	(69,053)	(5,160)
Impairments during period	(2,106)	—
Balance, end of period(1)	$1,372,260	$1,437,812
(1)Includes approximately $47.6 million and $54.1 million of real estate held for sale, at cost, as of December 31, 2024 and 2023, respectively.
The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2024 and 2023, respectively (dollars in thousands):

	2024	2023
Balance, beginning of period	$142,657	$106,966
Additions during period	33,894	36,050
Dispositions during period	(7,361)	(359)
Balance, end of period(1)	$169,190	$142,657
(1)Includes approximately $1.4 million and $445,000 of accumulated depreciation related to real estate held for sale as of December 31, 2024 and 2023, respectively.

Table of Content

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Refer to “Report of Management on Internal Control over Financial Reporting,” located in Part II, Item 8 of this Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter or year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During the three months ended December 31, 2024, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Table of Content
PART III
We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2024. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2025 Proxy Statement under the captions “Election of Directors to the Class of 2028,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” “Executive Officers,” and the sub-captions “Code of Ethics and Business Conduct” and “Insider Trading Policy.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2025 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” and the sub-caption “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2025 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2025 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

Table of Content
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
 a.    DOCUMENTS FILED AS PART OF THIS REPORT
1.    The following financial statements are filed herewith:
Report of Management on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024, and 2023
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Equity for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
Notes to Financial Statements
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

10.12
First Amendment to Loan Agreement, dated as of February 3, 2022 by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-357954), filed on February 22, 2022

10.13
Second Amendment to Loan Agreement, dated as of December 14, 2023 by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-357954), filed on February 20, 2024

10.14
Third Amendment to Loan Agreement, dated as of November 4, 2024 by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company.+

10.15
Amended and Restated Subscription Escrow Agreement, dated as of May 31, 2018, by and among Gladstone Land Corporation, Gladstone Land Securities, LLC, and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on May 31, 2018.

10.16
First Amendment to the Amended and Restated Escrow Agreement, dated as of February 20, 2020, by and between Gladstone Land Corporation and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35795), filed on February 20, 2020.

Table of Content

10.17
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

19	Insider Trading Policy+
21	List of Subsidiaries of Gladstone Land Corporation.+
23	Consent of PricewaterhouseCoopers, LLP.+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++
97.1
Gladstone Land Corporation Compensation Recoupment Policy, incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-357954), filed on February 20, 2024

99.1	Estimated Value Methodology for Series E Cumulative Redeemable Preferred Stock as of December 31, 2024 +
*	Certain information in this exhibit has been redacted pursuant to Item 601(b)(10) of Regulation S-K and the Company agrees to furnish to the Securities and Exchange Commission a complete copy of the exhibit, including the redacted portions, upon request.
+	Filed herewith.
++	Furnished herewith.

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 31, 2024, and December 31, 2023; (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023, and 2022; (iii) the Consolidated Statements of Equity for the years ended December 31, 2024, 2023, and 2022; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022; and (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

Table of Content

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: February 19, 2025	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: February 19, 2025	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer, President, and
Chairman of the Board of Directors

Table of Content
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2025	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer, President, and Chairman of the Board of Directors (principal executive officer)

Date: February 19, 2025	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer (principal financial and accounting officer)

Date: February 19, 2025	By:	/s/ Michela A. English
Michela A. English
Director

Date: February 19, 2025	By:	/s/ Katharine C. Gorka
Katharine C. Gorka
Director

Date: February 19, 2025	By:	/s/ Paula Novara
Paula Novara
Director

Date: February 19, 2025	By:	/s/ John Outland
John Outland
Director

Date: February 19, 2025	By:	/s/ Anthony W. Parker
Anthony W. Parker
Director

Date: February 19, 2025	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr.
Director