Form 10-Q
period 2025-03-31
GLADSTONE LAND Corp
filed 2025-05-12
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 9, 2025, was 36,184,658.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2025

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Real estate, at cost	$1,326,588	$1,324,632
Less: accumulated depreciation	(176,046)	(167,782)
Total real estate, net	1,150,542	1,156,850
Lease intangibles, net	3,440	3,588
Real estate and related assets held for sale, net	—	46,314
Cash and cash equivalents	42,917	18,275
Other assets, net	84,837	87,168
TOTAL ASSETS	$1,281,736	$1,312,195

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$200	$3,600
Notes and bonds payable, net	498,631	523,922
Series D cumulative term preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of March 31, 2025, and December 31, 2024	60,032	59,930
Accounts payable and accrued expenses	15,710	18,404
Due to related parties, net	3,349	2,972
Other liabilities, net	13,936	16,185
Total Liabilities	591,858	625,013
Commitments and contingencies (Note 7)
EQUITY:
Stockholders’ equity:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,340,889 shares authorized, 5,840,889 shares issued and outstanding as of March 31, 2025, and December 31, 2024	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,700,791 shares authorized, 9,954,863 shares issued and outstanding as of March 31, 2025, and December 31, 2024	10	10
Series E cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 15,997,600 shares authorized, 251,636 shares issued and outstanding as of March 31, 2025; 15,998,400 shares authorized, 252,436 shares issued and outstanding as of December 31, 2024	—	—
Common stock, $0.001 par value; 48,360,720 shares authorized, 36,184,658 shares issued and outstanding as of March 31, 2025; 48,359,920 shares authorized, 36,184,658 shares issued and outstanding as of December 31, 2024	36	36
Additional paid-in capital	854,037	854,059
Distributions in excess of accumulated earnings	(170,525)	(174,561)
Accumulated other comprehensive income	6,314	7,632
Total stockholders’ equity	689,878	687,182
Non-controlling interests in Operating Partnership	—	—
Total Equity	689,878	687,182
TOTAL LIABILITIES AND EQUITY	$1,281,736	$1,312,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
OPERATING REVENUES:
Lease revenue, net	$16,803	$19,826
Other operating revenue	1	426
Total operating revenues	16,804	20,252
OPERATING EXPENSES:
Depreciation and amortization	8,429	8,789
Property operating expenses	1,128	877
Base management fee	2,058	2,156
Capital gains fee	188	—
Administration fee	642	603
General and administrative expenses	682	566
Total operating expenses, net of credits to fees	13,127	12,991
OTHER INCOME (EXPENSE):
Other income	1,952	2,428
Interest expense	(5,177)	(5,555)
Dividends declared on cumulative term preferred stock	(755)	(755)
Gain on dispositions of real estate assets, net	15,410	10,273
Property and casualty recovery, net	137	—
Loss from investments in unconsolidated entities	(136)	(85)
Total other income, net	11,431	6,306
NET INCOME	15,108	13,567
Net income attributable to non-controlling interests	—	—
NET INCOME ATTRIBUTABLE TO THE COMPANY	15,108	13,567
Dividends declared on cumulative redeemable preferred stock	(6,002)	(6,118)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$9,106	$7,449

NET INCOME PER COMMON SHARE:
Basic and diluted	$0.25	$0.21
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	36,184,658	35,838,442

NET INCOME	$15,108	$13,567
Change in fair value related to interest rate hedging instruments	(1,318)	1,008
COMPREHENSIVE INCOME	13,790	14,575
Comprehensive income attributable to non-controlling interests	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$13,790	$14,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2025
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2024	5,840,889	$6	9,954,863	$10	252,436	$—	36,184,658	$36	$854,059	$(174,561)	$7,632	$687,182	$—	$687,182
Issuance of Series E Preferred Stock, net	—	—	—	—	—	—	—	—	(4)	—	—	(4)	—	(4)
Redemptions of Series E Preferred Stock, net	—	—	—	—	(800)	—	—	—	(18)	—	—	(18)	—	(18)
Net income	—	—	—	—	—	—	—	—	—	15,108	—	15,108	—	15,108
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(6,002)	—	(6,002)	—	(6,002)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(5,070)	—	(5,070)	—	(5,070)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	—	—	(1,318)	(1,318)	—	(1,318)
Balance at March 31, 2025	5,840,889	$6	9,954,863	$10	251,636	$—	36,184,658	$36	$854,037	$(170,525)	$6,314	$689,878	$—	$689,878

	Three Months Ended March 31, 2024
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2023	5,956,065	$6	10,156,509	$10	235,841	$—	35,838,442	$36	$856,206	$(144,011)	$7,366	$719,613	$—	$719,613
Issuance of Series E Preferred Stock, net	—	—	—	—	11,340	—	—	—	249	—	—	249	—	249
Net income	—	—	—	—	—	—	—	—	—	13,567	—	13,567	—	13,567
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(6,118)	—	(6,118)	—	(6,118)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(5,000)	—	(5,000)	—	(5,000)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	1,008	1,008	—	1,008
Balance at March 31, 2024	5,956,065	$6	10,156,509	$10	247,181	$—	35,838,442	$36	$856,455	$(141,562)	$8,374	$723,319	$—	$723,319

The accompanying notes are an integral part of these condensed consolidated financial statements

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,108	$13,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,429	8,789
Amortization of debt issuance costs	365	243
Amortization of deferred rent assets and liabilities, net	3,253	492
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	24	23
Loss from investments in unconsolidated entities	136	85
Bad debt expense	38	12
Gain on dispositions of real estate assets, net	(15,410)	(10,273)
Property and casualty recovery, net	(137)	—
Changes in operating assets and liabilities:
Other assets, net	(1,265)	(3,750)
Accounts payable and accrued expenses and Due to related parties, net	(3,597)	(2,904)
Other liabilities, net	(2,477)	(2,864)
Net cash provided by operating activities	4,467	3,420
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on existing real estate assets	(1,796)	(1,478)
Proceeds from dispositions of real estate assets, net	62,012	63,997
Net cash provided by investing activities	60,216	62,519
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of lines of credit	(3,400)	—
Repayments of notes and bonds payable	(25,546)	(22,071)
Payments of financing fees	(7)	(11)
Proceeds from issuance of preferred and common equity	—	284
Offering costs	2	(40)
Redemptions of cumulative redeemable preferred stock	(18)	—
Dividends paid on cumulative redeemable preferred stock	(6,002)	(6,117)
Distributions paid on common stock	(5,070)	(5,000)
Net cash used in financing activities	(40,041)	(32,955)
NET INCREASE IN CASH AND CASH EQUIVALENTS	24,642	32,984
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,275	18,571
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,917	$51,555

NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	$847	$689
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	10	—
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	22	19

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, occasionally through lease structures that include a variable rent component based on the gross revenues generated from certain farms in lieu of fixed base rent. From time to time, and on a temporary basis, we may also directly operate certain of our farms via management agreements with third-party operators and/or through a taxable REIT subsidiary (“TRS”). As of March 31, 2025, we owned 150 farms totaling 103,001 acres across 15 states in the U.S. and 55,350 acre-feet of water assets in California. In addition, as of March 31, 2025, two of our properties (comprising four farms) were being directly operated.
We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of March 31, 2025, and December 31, 2024, the Company owned 100.0% of the outstanding OP Units (see Note 8, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and an indirect wholly-owned subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a TRS of ours. Since we currently indirectly own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the three months ended March 31, 2025, and for the tax year ended December 31, 2024, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2025 (the “Form 10-K”). The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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

Crop Inventory

Through certain of our wholly-owned subsidiaries and via a management agreement with a third-party operator, we currently manage a 2,409-acre farm located in Kern County, California, which includes 2,293 acres of bearing almond and pistachio orchards. Through March 31, 2025, we have incurred approximately $2.9 million in growing costs, primarily related to pollination, fertilization, pesticide application, irrigation, and labor. These costs have been capitalized as crop inventory and are included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets at the lower of cost or net realizable value. As the related crops are harvested and sold later in 2025 and throughout 2026, these costs will be charged to cost of products sold. In addition, as the crops are harvested and sold, we anticipate incurring additional costs (including harvesting costs, crop insurance, and post-harvest handling fees), which will also be expensed to the cost of products sold.
Segment Reporting
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
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 150 farms we owned as of March 31, 2025 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water Assets	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,845	32,321	55,350	$833,896	$364,788
Florida	20	13,090	10,279	0	129,003	57,155
Washington	6	2,520	2,004	0	55,219	15,196
Arizona(6)	6	6,320	5,333	0	49,248	11,556
Colorado	12	32,773	25,577	0	45,490	13,562
Oregon(7)	6	898	736	0	29,020	10,801
Nebraska	7	5,223	4,949	0	19,807	9,689
Michigan	12	1,245	778	0	15,069	8,560
Texas	1	3,667	2,219	0	8,990	—
Maryland	6	987	863	0	7,916	4,153
South Carolina	3	597	447	0	3,429	2,076
Georgia	2	230	175	0	2,331	1,577
North Carolina	2	310	295	0	2,065	—
New Jersey	3	116	101	0	2,045	1,185
Delaware	1	180	140	0	1,275	666
	150	103,001	86,217	55,350	$1,204,803	$500,964
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization.

Specifically, includes Total real estate, net and Lease intangibles, net; plus long-term water assets and related acquisition costs, net above-market lease values, net lease incentives, and net investments in special-purpose LLCs included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Condensed Consolidated Balance Sheets.
(2)Excludes approximately $2.1 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of March 31, 2025, this investment had a net carrying value of approximately $902,000 and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(4)Includes eight acres in which we own a leasehold interest via a ground lease with a private individual that expires in December 2040 and five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. As of March 31, 2025, these two ground leases had a net cost basis of approximately $642,000 and are included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets.
(5)Includes 48,309 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, and 7,041 surplus water credits in certain of our accounts with Westlands Water District, located in Fresno County, California. See “—Investments in Water Assets” below for additional information.
(6)Includes two farms consisting of 1,368 total acres and 1,221 farm acres in which we own leasehold interests via two ground leases with the State of Arizona that expire in February 2032 and February 2035, respectively. As of March 31, 2025, these ground leases had an aggregate net cost basis of zero.
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of March 31, 2025, this investment had a net carrying value of approximately $4.7 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of March 31, 2025, and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Real estate:
Land and land improvements	$743,158	$743,141
Permanent plantings	350,251	349,761
Irrigation and drainage systems	170,010	169,098
Farm-related facilities	49,063	49,063
Other site improvements	14,106	13,569
Real estate, at cost	1,326,588	1,324,632
Accumulated depreciation	(176,046)	(167,782)
Total real estate, net	$1,150,542	$1,156,850
Real estate depreciation expense on these tangible assets was approximately $8.3 million and $8.5 million for the three months ended March 31, 2025 and 2024, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of March 31, 2025, and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Lease intangibles:
Leasehold interest – land	$797	$3,372
In-place lease values	1,798	1,798
Leasing costs	2,279	2,280
Other(1)	117	117
Lease intangibles, at cost	4,991	7,567
Accumulated amortization	(1,551)	(3,979)
Lease intangibles, net	$3,440	$3,588
(1)Other includes tenant relationships and acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $148,000 and $231,000 for the three months ended March 31, 2025 and 2024, respectively,
The following table summarizes the carrying values of certain lease intangible assets or liabilities (excluding those related to real estate held for sale) included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed

Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of March 31, 2025, and December 31, 2024 (dollars in thousands):

	March 31, 2025		December 31, 2024
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values(1)	$695	$(217)	$695	$(198)
Below-market lease values(2)	(1,371)	595	(1,371)	561
Lease incentives and other deferred revenue, net(3)	13,625	(5,296)	14,192	(3,691)
	$12,949	$(4,918)	$13,516	$(3,328)
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
For each of the three months ended March 31, 2025 and 2024, total amortization related to above-market lease values was approximately $19,000; total accretion related to below-market lease values was approximately $34,000 and $41,000, respectively; and total net amortization related to lease incentives and other deferred revenue, net was approximately $3.3 million and $513,000, respectively.
Acquisitions
We did not acquire any new farms during either of the three months ended March 31, 2025 or 2024.
Property Sales
2025 Property Sales
In January 2025, we completed the sale of five farms in Florida totaling 5,630 gross acres for an aggregate sales price of approximately $52.5 million. Including closing costs, we recognized a net gain on the sale of approximately $14.1 million.
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
As of March 31, 2025, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.0% and 20.5%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.
During the three months ended March 31, 2025 or 2024, we recorded an aggregate loss of approximately $136,000 and $85,000, respectively (included in Loss from investments in unconsolidated entities on our Condensed Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. As of March 31, 2025, and December 31, 2024, our combined ownership interest in the Fresno LLC and the Umatilla LLC had an aggregate carrying value of approximately $5.6 million and $5.7 million, respectively, and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
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
In addition, since the initial acquisition, additional contracts to purchase banked water held by SWSD were conveyed to us by one of our tenants as partial consideration for rent payments owed. The following table summarizes the total acre-feet of banked water obtained through exercising these contracts as of March 31, 2025 (dollars in thousands):

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
All banked water acquired was recognized at cost, including the subsequent cost to execute the contracts and any administrative fees necessary to transfer the water to our banked water account. As of March 31, 2025, the 48,309 acre-feet of banked water held by SWSD was recognized as a long-term water asset and had an aggregate carrying value of approximately $35.5 million (included within Other assets, net on our Condensed Consolidated Balance Sheets).
Westlands Water District Groundwater Credits
In addition, from May 2023 through March 2024, we elected to participate in a groundwater recharge program established by Westlands Water District (“WWD”), a water district located in Fresno County, California. Under the program, WWD paid for surplus surface water to be delivered to individual landowners’ properties with district-approved groundwater recharge facilities, also known as “water banks.” The landowner was allowed to keep 50% of the net amount of groundwater credits generated under the program (after allowing for certain leave-behind and evaporative losses), and the remaining 50% was used to recharge the aquifer and retained by WWD. Delivery of water under this program was subject to surplus water availability at WWD’s discretion. WWD terminated the program for the 2024 water year effective March 5, 2024. Through March 31, 2025, we have recognized 2,660 acre-feet of water credits, which represents 50% of the total net water credits generated and confirmed by WWD under the program as of such date. As of March 31, 2025, these water credits were recognized as a long-term water asset and had an aggregate carrying value of approximately $753,000 (included within Other assets, net on our Condensed Consolidated Balance Sheets). In addition, as a result of being granted these water credits in exchange for transferring and storing this surplus water on behalf of WWD, we recognized approximately $0 and $426,000 of non-cash revenue during the three months ended March 31, 2025 and 2024, respectively, which represents the estimated fair value of the water credits obtained during the period.
Other Groundwater Credits
Since 2023, we have also entered into various other agreements with certain third parties (including local water districts and private individuals) to either buy water directly, buy a portion of other water districts’ surface water allocations in future years in which allocations are granted, or to store surface water on others’ behalf in one of our groundwater recharge facilities in exchange for a portion of the net groundwater credits produced and recognized by the respective water district. Through March 31, 2025, we have obtained 4,382 acre-feet of water credits as a result of these agreements, which were recognized as a long-term water asset with an aggregate carrying value of approximately $862,000 (included within Other assets, net on our Condensed Consolidated Balance Sheets).
Total Long-term Water Assets
As of March 31, 2025, we owned a total of 55,350 acre-feet of long-term water assets, and our investments in these assets had an aggregate carrying value of approximately $37.2 million and are included within Other assets, net on our Condensed Consolidated Balance Sheets.
We have invested approximately $1.4 million to construct groundwater recharge facilities on two of our farms, which is included within Real estate, at cost on our Condensed Consolidated Balance Sheets. In addition, through March 31, 2025, we have invested an additional $3.8 million in the aggregate in connection with these agreements that are expected to result in additional groundwater credits in the future; however, the amount and timing of these credits, if any, is currently unknown and is dependent upon and subject to the recognition of such credits by the respective water districts, in their sole discretion. Such costs are held in a deferred asset account (also included within Other assets, net on our Condensed Consolidated Balance Sheets) until the related net water credits become estimable and are recognized by the respective water district, at which time the costs would be reclassed to investments in long-term water assets.
Portfolio Concentrations
Credit Risk
As of March 31, 2025, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. Due primarily to a lease termination payment received from an outgoing tenant (“Tenant A”) during the three months ended March 31, 2025, aggregate lease revenue attributable to Tenant A accounted for approximately $2.4 million, or 14.2% of the total lease revenue recorded during the three months ended March 31, 2025. As of March 31, 2025, we are no longer a party to any contractual agreements with Tenant A. In addition, one unrelated third-party tenant (“Tenant B”) leases six of our farms under leases expiring in 2030 or later. During the three months ended March 31, 2025, aggregate lease revenue attributable to Tenant B accounted for approximately $1.9 million, or 11.2% of the total lease revenue recorded during the three months ended March 31, 2025. If Tenant B fails to make rental payments or elects to terminate its leases prior to their expirations (and we cannot re-lease the farms on satisfactory terms), there could be a material adverse effect on our financial performance. No other individual tenant represented greater than 10% of the total lease revenue recorded during the three months ended March 31, 2025.
Geographic Risk
Farms located in California and Florida accounted for approximately $10.5 million (62.4%) and $2.6 million (15.3%), respectively, of the total lease revenue recorded during the three months ended March 31, 2025. We seek to continue to further diversify geographically, as may be desirable or feasible. If an unexpected natural disaster (such as an earthquake, wildfire, flood, or hurricane) occurs or climate change impacts the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue our operations. To date, none of our farms have been materially impacted by natural disasters, including the January 2025 wildfires that occurred in southern California. See “—Southeastern U.S. Hurricanes” below for a discussion on damage caused on certain of our farms by the hurricanes that occurred in the Southeastern U.S. in September and October 2024. Besides California and Florida, no other single state accounted for more than 10.0% of the total lease revenue recorded during the three months ended March 31, 2025.
Southeastern U.S. Hurricanes
In September and October 2024, Hurricanes Helene and Milton caused widespread destruction across many states in the Southeastern U.S., including areas where several of our farms are located.
As a result of Hurricane Helene in September 2024, one of our farms in Georgia suffered damage to certain permanent plantings on the farm. At the time, we estimated the carrying value of such plantings to be approximately $275,000, and during the three months ended September 30, 2024, we wrote down the carrying value of these plantings and also recorded a corresponding property and casualty loss. During the three months ended March 31, 2025, after further inspection of the property, it was determined that the damage was not as extensive as originally estimated, and we recorded an adjustment to our original estimate, which is included within Property and casualty recovery, net on our Condensed Consolidated Statements of Operations and Comprehensive Income. Certain of our other farms in the region suffered minor damage as a result of Hurricanes Helene and Milton, but none of our other farms were materially impacted.
Impairment
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties and water assets that have an indication of impairment. If this analysis indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. As of March 31, 2025, and December 31, 2024, we concluded that none of our properties or water assets were impaired.
NOTE 4. BORROWINGS
Our borrowings as of March 31, 2025, and December 31, 2024, are summarized below (dollars in thousands):

	Carrying Value as of		As of March 31, 2025
	March 31, 2025	December 31, 2024	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Variable-rate revolving lines of credit	$200	$3,600	6.31%	12/15/2033

Notes and bonds payable:
Fixed-rate notes payable	$467,938	$493,363	2.45%–6.97%; 3.70%	4/14/2025–7/1/2051; December 2032
Fixed-rate bonds payable	32,826	32,946	3.13%–4.57%; 3.85%	7/24/2025–12/30/2030; Jan 2028
Total notes and bonds payable	500,764	526,309
Debt issuance costs – notes and bonds payable	(2,133)	(2,387)	N/A	N/A
Notes and bonds payable, net	$498,631	$523,922

Total borrowings, net	$498,831	$527,522
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of March 31, 2025, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $1.0 billion. The weighted-average stated interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.79% for the three months ended March 31, 2025, as compared to 3.81% for the three months ended March 31, 2024. In addition, 2024 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 21.9% reduction (approximately 101 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage” for further discussion on interest patronage.
As of March 31, 2025, we were in compliance with all covenants applicable to the above borrowings.
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
The following table summarizes the pertinent terms of the MetLife Facility as of March 31, 2025 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		12/15/2033	$200	3M Term SOFR + 2.00%	(2)	$74,800
2020 MetLife Term Note	75,000	(3)	1/5/2030	36,254	2.75%, fixed through 1/4/2030	(4)	38,746
2022 MetLife Term Note	100,000	(3)	1/5/2032	—	(4)		100,000
Totals	$250,000			$36,454			$213,546
(1)Based on the properties that were pledged as collateral under the MetLife Facility, as of March 31, 2025, the maximum additional amount we could draw under the facility was approximately $110.0 million.
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
Farmer Mac Facility
Through certain subsidiaries of our Operating Partnership, we have entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”) for a secured note purchase facility (the “Farmer Mac Facility”). As amended from time to time, the Farmer Mac Facility currently provides for bond issuances up to an aggregate amount of $225.0 million. Pursuant to the Bond Purchase Agreement, as further amended on June 2, 2023, we may issue new bonds under the Farmer Mac Facility through December 31, 2026, and the final maturity date for new bonds issued under the facility will be the date that is ten years from the applicable issuance date. We did not issue any new bonds under the Farmer Mac Facility during the three months ended March 31, 2025.

As of March 31, 2025, we had approximately $32.8 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with various different Farm Credit associations (collectively, “Farm Credit”). We did not enter into any new loan agreements with Farm Credit during the three months ended March 31, 2025.
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
During the three months ended March 31, 2025, we recorded interest patronage of approximately $1.7 million related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2024, and during the three months ended September 30, 2024, we received approximately $108,000 of interest patronage, as certain Farm Credit associations paid a portion of the 2024 interest patronage (which relates to interest accrued during 2024 but typically would be paid during the first half of 2025) early. In total, 2024 interest patronage resulted in a 21.9% reduction (approximately 101 basis points) to the interest rates on such borrowings. Interest patronage is paid at Farm Credit’s discretion, and we are therefore unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2025 on our Farm Credit Notes Payable.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of March 31, 2025, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining nine months ending December 31:	2025	$31,710	(1)
For the fiscal years ending December 31:	2026	16,967
	2027	50,111
	2028	76,457
	2029	151,876
	2030	84,961
	Thereafter	88,682
		$500,764
(1)Subsequent to March 31, 2025, a loan of approximately $10.3 million that was originally scheduled to mature in 2025 was refinanced and extended for an additional five years.
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
As of March 31, 2025, the aggregate fair value of our notes and bonds payable was approximately $472.0 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $500.8 million. The fair value of our notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of March 31, 2025, is deemed to approximate their aggregate carrying value of $200,000.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the Financial Accounting Standards Board’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of March 31, 2025, our interest rate swaps were valued using Level 2 inputs.
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
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2025, and December 31, 2024 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of March 31, 2025	4	$66,647
As of December 31, 2024	4	67,067
The following table presents the fair value of our interest rate swaps as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$6,314	$7,632
Total		$6,314	$7,632
The following table presents the amount of (loss) income recognized in comprehensive (loss) income within our condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Derivative in cash flow hedging relationship:
Interest rate swaps	$(1,318)	$1,008
Total	$(1,318)	$1,008
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2025, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
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
As of March 31, 2025, the fair value of our Series D Term Preferred Stock was approximately $60.1 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on March 31, 2025, of $24.88.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the three months ended March 31, 2025, see Note 8, “Equity—Distributions.”
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
We did not pay any financing fees to Gladstone Securities during either of the three months ended March 31, 2025 or 2024. Through March 31, 2025, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
Dealer-Manager Agreement

We have entered into a dealer-manager agreement with Gladstone Securities (the “Dealer-Manager Agreement”), pursuant to which Gladstone Securities serves as our exclusive dealer-manager in connection with the offering of our 5.00% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”).
Pursuant to the Dealer-Manager Agreement, Gladstone Securities provides certain sales, promotional, and marketing services to us in connection with the offering of the Series E Preferred Stock, and we generally paid or pay Gladstone Securities the following:
ia selling commission of up to 7.0% of the gross proceeds from sales in the offering (the “Selling Commissions”), and iia dealer-manager fee of 3.0% of the gross proceeds from sales in the offering (the “Dealer-Manager Fees”).
Gladstone Securities may, in its sole discretion, remit all or a portion of the Selling Commissions and also reallow all or a portion of the Dealer-Manager Fees to participating broker-dealers and wholesalers in support of the offerings. The terms of the Dealer-Manager Agreement were approved by our board of directors, including its independent directors.
The following table summarizes the total Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities during the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Series E Preferred Stock	$—	$28
Total Selling Commissions and Dealer-Manager Fees	$—	$28
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
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Base management fee(1)(2)	$2,058	$2,156
Capital gains fee(1)(2)	188	—
Total fees to our Adviser	$2,246	$2,156

Administration fee(1)(2)	$642	$603

Selling Commissions and Dealer-Manager Fees(1)(3)	$—	$28
Total fees to Gladstone Securities	$—	$28
(1)Pursuant to the agreements with the respective related-party entities, as discussed above.
(2)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)Included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, were as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Base management fee	$2,058	$2,067
Capital gains fee	188	—
Other, net(1)	42	75
Total due to Adviser	2,288	2,142
Administration fee	642	613
Cumulative accrued but unpaid portion of prior Administration Fees(2)	419	217
Total due to Administrator	1,061	830
Total due to related parties(3)	$3,349	$2,972
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
NOTE 8. EQUITY
Registration Statement
On March 28, 2023, we filed a universal shelf registration statement on Form S-3, as amended (File No. 333-270901), with the SEC (the “2023 Registration Statement”). The 2023 Registration Statement, which was declared effective by the SEC on April 13, 2023, permits us to issue up to an aggregate of $1.5 billion in securities consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more securities. Through March 31, 2025, we have issued a total of 176,195 shares of Series E Preferred Stock for gross proceeds of approximately $4.4 million and 470,676 shares of common stock for gross proceeds of approximately $6.8 million under the 2023 Registration Statement.
Equity Issuances
Series E Preferred Stock
On November 9, 2022, we filed a prospectus supplement with the SEC for a continuous public offering (the “Series E Offering”) of up to 8,000,000 shares of our Series E Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share. See Note 6, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series E Offering.
No shares of the Series E Preferred Stock were sold during the three months ended March 31, 2025. The following table provides information on sales of our Series E Preferred Stock during the three months ended March 31, 2024 (dollars in thousands, except per-share amounts):

Three Months Ended March 31,
2024
Number of shares sold	11,340
Weighted-average offering price per share	$25.00
Gross proceeds	$284
Net proceeds(1)	$255
(1)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.
In addition, during the three months ended March 31, 2025, 800 shares of Series E Preferred Stock were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $18,000. No shares of the Series E Preferred Stock were tendered for optional redemption during the three months ended March 31, 2024.

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
Common Stock—At-the-Market Program
We have entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Virtu Americas LLC and Ladenburg & Co. Inc. (each a “Sales Agent”), that, as amended, currently permit us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $500.0 million (the “ATM Program”). We did not sell any shares of common stock under the ATM Program during either of the three months ended March 31, 2025 or 2024.
Repurchase Program
On May 17, 2024, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our 6.00% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) and up to $35.0 million of our 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) (collectively, the “Repurchase Program”). The Board’s authorization of the Repurchase Program may be suspended or discontinued at any time, does not obligate us to acquire any particular amount of securities, and expires on May 17, 2025. Under the Repurchase Program, repurchases are intended to be implemented through open market transactions on U.S. exchanges and/or in privately-negotiated transactions facilitated by a third-party broker acting as agent for us in accordance with applicable securities laws. Any repurchases will be made during applicable trading window periods or pursuant to applicable Rule 10b5-1 trading plans.
During the three months ended March 31, 2025 and 2024, we did not repurchase any shares of our Series B Preferred Stock or Series C Preferred Stock.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of March 31, 2025, and December 31, 2024, we owned 100.0% of the outstanding OP Units.
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
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the three months ended March 31, 2025 and 2024 are reflected in the table below.

	Three Months Ended March 31,
Issuance	2025	2024
Series B Preferred Stock	$0.375	$0.375
Series C Preferred Stock	0.375	0.375
Series D Term Preferred Stock(1)	0.312501	0.312501
Series E Term Preferred Stock	0.312501	0.312501
Common Stock(2)	0.1401	0.1395
(1)Dividends are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The same amounts were paid as distributions on each OP Unit held by non-controlling OP Unitholders, if any, as of the applicable date of record.
NOTE 9. LEASE REVENUES
The following table sets forth the components of our lease revenue for the three months ended March 31, 2025 and 2024 (dollars in thousands, except for footnotes):

	Three Months Ended March 31,
	2025	2024
Fixed lease payments(1)	$13,927	$19,593
Variable lease payments(2)	2,876	233
Lease revenue, net(3)	$16,803	$19,826
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three months ended March 31, 2025 and 2024, we recorded participation rents of approximately $465,000 and $0, respectively, and reimbursements of certain property operating expenses by tenants of approximately $31,000 and $233,000, respectively. In addition, during the three months ended March 31, 2025, we recorded a lease termination fee of approximately $2.4 million.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024, computed using the weighted average number of common shares outstanding during the respective periods. Earnings figures are presented net of non-controlling interests in the earnings per share calculations. The non-controlling limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted per-share calculation, as there would be no effect on the amounts since the non-controlling OP Unitholders’ share of earnings would also be added back to net income or loss.

(Dollars in thousands, except per-share amounts):	Three Months Ended March 31,
	2025	2024
Net income attributable to common stockholders	$9,106	$7,449
Weighted average shares of common stock outstanding – basic and diluted	36,184,658	35,838,442
Income per common share – basic and diluted	$0.25	$0.21
There were no OP Units held by non-controlling OP Unitholders during either of the three months ended March 31, 2025 or 2024.
NOTE 11. SUBSEQUENT EVENTS
Distributions
On April 8, 2025, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	April 21, 2025	April 30, 2025	$0.125
	May 21, 2025	May 30, 2025	0.125
	June 20, 2025	June 30, 2025	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	April 21, 2025	April 30, 2025	$0.125
	May 21, 2025	May 30, 2025	0.125
	June 20, 2025	June 30, 2025	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	April 21, 2025	April 30, 2025	$0.104167
	May 21, 2025	May 30, 2025	0.104167
	June 20, 2025	June 30, 2025	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Series E Preferred Stock:	April 25, 2025	May 5, 2025	$0.104167
	May 27, 2025	June 5, 2025	0.104167
	June 25, 2025	July 3, 2025	0.104167
Total Series E Preferred Stock Distributions:			$0.312501

Common Stock(1):	April 21, 2025	April 30, 2025	$0.0467
	May 21, 2025	May 30, 2025	0.0467
	June 20, 2025	June 30, 2025	0.0467
Total Common Stock Distributions			$0.1401
(1)The same amounts paid to common stockholders were or will be paid as distributions on each OP Unit held by non-controlling OP Unitholders, if any, as of the above record dates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely,” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and/or our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q (the “Quarterly Report”), except as required by law.
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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is primarily in the business of owning and leasing farmland, occasionally through lease structures that include a variable rent component based on the gross revenues generated from certain farms in lieu of fixed base rent. We are not generally a grower of crops, nor do we typically farm the properties we own; however, from time to time, and on a temporary basis, we may also directly operate certain of our farms via management agreements with third-party operators and/or through a taxable REIT subsidiary (“TRS”) of ours. We currently own 150 farms totaling 103,001 acres across 15 states in the U.S. and 55,350 acre-feet of water assets in California. We also own several farm-related facilities, such as cooling facilities, packinghouses, processing facilities, and various storage facilities. In addition, two of our properties (comprising four farms) are currently being directly operated.
We conduct substantially all of our activities through, and all of our properties are held, directly or indirectly, by, Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, 100.0% of the units of limited partnership interest in the Operating Partnership (“OP Units”). In addition, we have elected for Gladstone Land Advisers, Inc. (“Land Advisers”), an indirect wholly-owned subsidiary of ours, to be treated as a TRS.
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and directly pay their salaries, benefits, and general expenses.
Portfolio Diversification
Our farmland portfolio currently consists of 150 farms leased to 84 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The following table summarizes the different geographic locations (by state) of our farms owned as of and during the three months ended March 31, 2025 and 2024 (dollars in thousands):

	As of and For the Three Months Ended March 31, 2025					As of and For the Three Months Ended March 31, 2024
State	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,845	33.8%	$10,491	62.4%	63	34,844	31.2%	$13,180	66.5%
Florida	20	13,090	12.7%	2,574	15.3%	25	18,720	16.7%	3,086	15.6%
Washington	6	2,520	2.4%	1,089	6.5%	6	2,520	2.2%	1,062	5.3%
Colorado	12	32,773	31.8%	667	4.0%	12	32,773	29.3%	661	3.3%
Arizona	6	6,320	6.1%	579	3.5%	6	6,320	5.6%	569	2.9%
Oregon	6	898	0.9%	422	2.5%	6	898	0.8%	566	2.8%
Nebraska	7	5,223	5.1%	289	1.7%	9	7,782	7.0%	25	0.1%
Michigan	12	1,245	1.2%	276	1.6%	23	1,892	1.7%	240	1.2%
Texas	1	3,667	3.6%	125	0.8%	1	3,667	3.3%	112	0.6%
Maryland	6	987	1.0%	120	0.7%	6	987	0.9%	115	0.6%
South Carolina	3	597	0.6%	61	0.4%	3	597	0.5%	61	0.3%
Georgia	2	230	0.2%	56	0.3%	2	230	0.2%	56	0.3%
New Jersey	3	116	0.1%	34	0.2%	3	116	0.1%	32	0.2%
Delaware	1	180	0.2%	20	0.1%	1	180	0.2%	19	0.1%
North Carolina	2	310	0.3%	—	—%	2	310	0.3%	42	0.2%
TOTALS	150	103,001	100.0%	$16,803	100.0%	168	111,836	100.0%	$19,826	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Our lease agreements will generally include one of the following rental structures: (i) fixed base cash rents, (ii) fixed base cash rents, plus a variable component, referred to as “participation rents,” based on the gross revenues generated from the respective farms, or, to a lesser extent, (iii) no fixed base cash rents (or, in certain cases, a cash allowance to cover certain operating or capital costs), in exchange for a significantly higher share of participation rents. Fixed base cash rent is generally payable to us in advance on either an annual, semi-annual, or quarterly basis, with such rent typically subject to periodic escalation clauses as set forth within the lease, while participation rent is generally payable to us annually, often in the fourth quarter of each fiscal year. Currently, 92 of our farms are leased on a pure, triple-net basis, 46 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, or insurance costs), 4 farms are direct-operated, and 5 farms are vacant. Additionally, 24 of our farms are leased under agreements that include a variable rent component, called “participation rents,” that are based on the gross revenues earned on the respective farms (though such leases often include a guarantee of a minimum amount of rental income).
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of March 31, 2025 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring / Expired Leased Acreage	% of Total Acreage	Lease Revenue for the Three Months Ended March 31, 2025		% of Total Lease Revenue
2025	16	17,740	17.2%	$(1,107)	(2)	(6.6)%
2026	8	9,445	9.2%	779		4.6%
2027	9	8,497	8.3%	2,358		14.0%
2028	12	4,982	4.8%	1,050		6.3%
2029	7	1,973	1.9%	796		4.7%
Thereafter	40	53,750	52.2%	8,846		52.7%
Other(3)	11	31	—%	127		0.8%
Terminated/expired leases and sold properties(4)	—	6,583	6.4%	3,954		23.5%
Totals	103	103,001	100.0%	$16,803		100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Reflects the net impact of cash lease incentives we granted to tenants on certain of our farms in exchange for increasing the participation rent components in the respective leases, the results of which will not be known until the fourth quarter of 2025 or later.
(3)Primarily consists of ancillary leases (e.g., renewable energy leases; oil, gas, and mineral leases; telecommunications leases; etc.) with varying expirations on certain of our farms.
(4)Includes lease revenues of approximately $3.9 million from nine farms on which the respective leases expired and which are currently either direct-operated or vacant, and approximately $7,000 from seven farms sold during the three months ended March 31, 2025.
We are currently exploring a variety of options with certain of our 2025 lease expirations, including negotiating lease terms with existing and prospective new tenants and discussing sale options with prospective buyers. In addition, while we seek to lease all properties under traditional leases that involve a certain level of fixed base rent, with respect to expirations on certain western permanent crop farms, we may decide to continue with an adjusted lease structure that involves a reduced base rent amount (or none) and/or, in certain cases, a cash lease incentive, in exchange for increasing the participation rent components, or we may decide to continue to operate certain of these properties ourselves via third-party management agreements. Regarding all vacancies and upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Business Environment
Impact of Inflation, Interest Rates, and Tariffs
Inflation
According to the U.S. Bureau of Labor Statistics, the consumer price index (“CPI”) rose at an annual rate of 2.4% through March 31, 2025, continuing the downward trend from the inflation peak in mid-2022. Food price increases have also slowed but remain elevated, with the overall food category rising at an annual rate of 3.0% over the same period. Notably, over the past three years, food prices have risen by 14.2%, outpacing the overall CPI increase of 11.2%. While high input costs remain a concern for farm operators, we believe these costs will be somewhat offset if food prices continue to match or exceed the inflation rate.
Interest Rates
After holding rates steady since July 2023, the Federal Reserve initiated its first rate cut in over four years in September 2024, lowering the benchmark federal funds rate by 50 basis points and signaling a potential shift toward an easing of monetary policy. However, since that initial cut, the Federal Reserve has held off on further reductions, as stronger-than-anticipated economic data (particularly in the labor and consumer spending sectors), along with growing uncertainty around the duration and impact of newly-imposed tariffs, have renewed inflationary concerns. As a result, U.S. Treasury yields have remained elevated, with the 10-year Treasury consistently trading above 4.3% in recent months. Furthermore, despite earlier expectations of multiple rate cuts, the timing and pace of any future easing remains highly uncertain. The ongoing volatility in the interest rate environment continues to affect the cost of long-term financing, constraining our ability to pursue new farmland acquisitions at favorable terms.
Currently, over 99.9% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.41% for another 3.4 years. As a result, our existing debt portfolio has been largely insulated from the sharp rise in interest rates over the past couple of years, and we believe we are well-protected against the potential for prolonged elevated interest rates or any future rate increases.
Tariffs

Ongoing trade tensions and the recent implementation of new tariffs have introduced added uncertainty for many U.S. agricultural exports, including certain crops grown on some of our farms, including almonds and pistachios. While fresh produce, including berries and most vegetables, is more insulated due to strong domestic consumption, approximately 60%-70% of U.S.-grown almonds and pistachios are exported annually. As a result, these crops are more vulnerable to shifting trade dynamics and potential retaliatory tariffs. While the full impact on crop prices and grower economics remains uncertain, we continue to monitor developments closely, as any sustained disruption to export markets could influence lease structures and participation rent levels on the affected farms.
Another factor influencing export demand is a weakening U.S. dollar. A weaker dollar makes U.S. exports more price-competitive in the global marketplace, which may help mitigate any negative effects of tariffs.
California Water Outlook
The 2024-2025 water year has aligned with a typical “La Niña” weather pattern, bringing increased precipitation to Northern California and drier conditions in the southern part of the state. Northern regions experienced significant rainfall and snow from multiple atmospheric river events during the winter, while portions of Southern California remain affected by varying levels of drought conditions. Overall, this marks the third consecutive year of average or above-average precipitation statewide.
Notably, late-season rain and snow events have led to peak snowpack levels occurring after the April 1 historical average, supporting strong snowmelt runoff through the spring and into early summer. In addition, statewide reservoir levels remain above historical norms, which is expected to support favorable surface water allocations from both State and Federal water projects. During periods of abundant surface water flows, water purveyors often have surplus water supplies that can be acquired at lower prices. We continue to monitor these opportunities to strengthen our long-term water strategy.
The extended wet period has also benefited our permanent crop assets by contributing to groundwater recharge and improving root zone moisture content. We are currently observing no signs of water stress in our permanent plantings that often occur during drought periods. As we move into the spring and early summer, our permanent crop assets appear healthy and well-positioned for the growing season.
Meanwhile, the ongoing phased implementation of California’s Sustainable Groundwater Management Act (“SGMA”) continues to impose groundwater pumping restrictions across the state. In response, many farmland owners and operators have turned to supplemental water initiatives and projects that allow for the capture or importation of surplus surface water. Looking ahead, we continue to actively evaluate new projects and programs aimed at offsetting the effects of SGMA-related pumping curtailments, including floodwater capture and storage initiatives, fallowing programs, and investments in infrastructure to improve overall water management.
Recent Developments
Portfolio Activity—Existing Properties
Property Sales
In January 2025, we completed the sale of five farms in Florida totaling 5,630 gross acres for an aggregate sales price of approximately $52.5 million. Including closing costs, we recognized a net gain on the sale of approximately $14.1 million.
In February 2025, we completed the sale of two farms in Nebraska totaling 2,559 gross acres for an aggregate sales price of $12.0 million. Including closing costs, we recognized an aggregate net gain on these sales of approximately $1.6 million.
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since January 1, 2025, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
CA, CO, & OR	6	13,257	$2,438	2	4 / 2 / 0	$2,376	6.1	2	4 / 2 / 0
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
Vacant, Direct-operated, and Non-accrual Properties
During a portion of the three months ended March 31, 2025, we had 15 farms that were either vacant, direct-operated through third-party management agreements, or on which lease revenues were recognized on a cash basis (due to credit issues with certain tenants leading us to determine that full collectability of the remaining rental payments under the respective leases was not probable). During the three months ended March 31, 2025, we recorded lease revenue from these farms of approximately $3.7 million (including a lease termination fee of approximately $2.4 million and accelerated rental revenue of approximately $629,000 due to an early lease termination), as compared to approximately $1.7 million during the prior-year period.
During and since the three months ended March 31, 2025, we have entered into new lease agreements on certain of these farms. As such, currently, five farms remain vacant, four farms are direct-operated, and five farms (leased to three different tenants) are on non-accrual status. For the vacant and direct-operated farms, we are exploring both leasing and sale options and are in discussions with both potential tenants and buyers; however, there can be no guarantee that we will be able to secure agreements at favorable terms, or at all.
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
Financing Activity
Debt Activity
Loan Repayments
From January 1, 2025, through the date of this filing, we repaid approximately $19.4 million of loans that were scheduled to reprice later this year. On a weighted-average basis, these borrowings bore interest at a stated rate of 5.38% and an effective rate (after interest patronage, where applicable) of 4.51%.
Farm Credit Notes Payable—Interest Patronage
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 13 different Farm Credit associations (collectively, “Farm Credit”). During the three months ended March 31, 2025, we recorded interest patronage of approximately $1.7 million related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2024, and during the three months ended September 30, 2024, we received approximately $108,000 of interest patronage, as certain Farm Credit associations paid a portion of the 2024 interest patronage (which relates to interest accrued during 2024 but typically would be paid during the first half of 2025) early. In total, 2024 interest patronage resulted in a 21.9% reduction (approximately 101 basis points) to the interest rates on such borrowings. For further discussion on interest patronage, refer to Note 4, “Borrowings—Farm Credit Notes Payable—Interest Patronage,” in the accompanying notes to our condensed consolidated financial statements.
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
Advisory Agreement
Pursuant to the Advisory Agreement, our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. The base management and incentive fees are described below. For information on the termination fee, refer to Note 6, “Related-Party Transactions—Our

Adviser and Administrator—Advisory Agreement,” within the accompanying notes to our condensed consolidated financial statements.
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
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2025.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses, same-property basis represents properties we owned for the entirety of the comparative periods presented.
With regard to the comparison between the three months ended March 31, 2025 and 2024:

•We owned 150 farms as of March 31, 2025, that are considered our same-property portfolio. Same-property occupancy (including farms that were direct-operated or on non-accrual status) decreased approximately 3.0% to 95.9% as of March 31, 2025, compared to 98.9% as of March 31, 2024.
◦Included within our same-property portfolio are farms that were vacant, direct-operated, or on non-accrual status during all or a portion of the periods presented. For the three months ended March 31, 2025, we had 15 farms that were either vacant, direct-operated, or on non-accrual status, as compared to 9 farms in the prior-year period.
•From January 1, 2024, through March 31, 2025, we did not acquire any new farms and disposed of 19 farms.
A comparison of results of components comprising our operating income for the three months ended March 31, 2025 and 2024 is below (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$13,927	$19,593	$(5,666)	(28.9)%
Variable lease payments – participation rents	465	—	465	NM
Variable lease payments – tenant reimbursements and other	2,411	233	2,178	934.8%
Total lease revenue	16,803	19,826	(3,023)	(15.2)%
Other operating revenue	1	426	(425)	(99.8)%
Total operating revenues	16,804	20,252	(3,448)	(17.0)%
Operating expenses:
Depreciation and amortization	8,429	8,789	(360)	(4.1)%
Property operating expenses	1,128	877	251	28.6%
Base management, incentive, and capital gains fees	2,246	2,156	90	4.2%
Administration fee	642	603	39	6.5%
General and administrative expenses	682	566	116	20.5%
Total operating expenses	13,127	12,991	136	1.0%
Operating income	$3,677	$7,261	$(3,584)	(49.4)%
NM = Not Meaningful
Operating Revenues
Lease revenue
The following table provides a summary of our lease revenues during the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Same-property basis:
Fixed lease payments	$13,920	$19,385	$(5,465)	(28.2)%
Participation rents	465	—	465	NM
Lease termination and other income	2,380	—	2,380	NM
Total – Same-property basis	16,765	19,385	(2,620)	(13.5)%
Properties acquired or disposed of:
Fixed lease payments	7	208	(201)	(96.6)%
Total – Properties acquired or disposed of	7	208	(201)	(96.6)%
Tenant reimbursements and other(1)	31	233	(202)	(86.7)%
Total Lease revenues	$16,803	$19,826	$(3,023)	(15.2)%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts are also recorded as property operating expenses during the respective periods.
Same-property Basis – 2025 compared to 2024

Lease revenues from fixed lease payments decreased primarily due to the execution of certain lease agreements pursuant to which we agreed to reduce or eliminate the fixed base rent amounts or, in certain cases, provide the tenant with a cash lease incentive, in exchange for significantly increasing the participation rent components in the leases, the majority of which is expected to be realized in the fourth quarter of 2025.
The increase in lease revenues from participation rents was primarily attributable to additional cash collections from wine grape sales during the three months ended March 31, 2025.
During the three months ended March 31, 2025, we received a lease termination payment from an outgoing tenant who leased three of our farms. After applying a portion of the amount towards certain outstanding receivables owed by the same tenant, we recognized additional lease revenue of approximately $2.4 million upon receipt.
Other – 2025 compared to 2024
Lease revenue from properties acquired or disposed of decreased due to the sale of 19 farms subsequent to December 31, 2023.
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
Operating Expenses
Depreciation and amortization
Depreciation and amortization expense decreased primarily due to the disposition of certain assets, including the sale of 19 farms subsequent to December 31, 2023, and certain other assets reaching the end of their useful lives. This decrease was partially offset by additional depreciation expense associated with new capital improvements made on certain of our farms.
Property operating expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expenses, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property-operating expenses recorded during the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Same-property basis	$1,085	$608	$477	78.5%
Properties acquired or disposed of	6	31	(25)	(80.6)%
Tenant-reimbursed property operating expenses(1)	37	238	(201)	(84.5)%
Total Property operating expenses	$1,128	$877	$251	28.6%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.
Same-property Basis – 2025 compared to 2024
Property operating expenses increased primarily due to additional costs incurred related to certain farms that were vacant, direct-operated, or on non-accrual status. These costs included additional property taxes (for which the prior tenants were previously responsible), legal fees incurred in connection with rent collection and lease termination efforts, and legal and other costs related to setting up direct farming operations on certain of our farms. During the three months ended March 31, 2025, we also incurred additional legal fees and other costs in connection with protecting water rights on certain farms in California.
Other – 2025 compared to 2024
Property operating expenses on properties acquired or disposed of decreased due to the sale of 19 farms subsequent to December 31, 2023.

The fluctuations in tenant-reimbursed property operating expenses are primarily driven by miscellaneous property operating costs incurred by us in connection with our ownership interests in certain unconsolidated entities, for which our tenants are contractually obligated to reimburse us under the terms of the respective leases. Such expenses will fluctuate commensurate with the timing and amount of miscellaneous operating costs incurred by the underlying entities. Amounts recorded during the prior-year period include additional costs to deliver water to certain of our farms via a pipeline owned by an unconsolidated entity of ours, which costs were reimbursed to us by our tenants.
Related-Party Fees
The following table provides the calculations of the base management, incentive, and capital gains fees (as applicable) due to our Adviser pursuant to the Advisory Agreement for the three months ended March 31, 2025 and 2024 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 6, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

	Quarter Ended	Year to Date
	March 31
2025 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,372,260
Quarterly rate	0.150%
Base management fee(3)	$2,058	$2,058

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$318,209

First hurdle quarterly rate	1.750%
First hurdle threshold	$5,569

Second hurdle quarterly rate	2.1875%
Second hurdle threshold	$6,961

Pre-Incentive Fee FFO(1)	$2,139

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—
Total Incentive fee(3)	$—	$—

Capital Gains Fee:
Aggregate net realized capital gains(1)	$5,443
Capital gains fee rate	15.0%
Cumulative capital gains fee	$816
Less capital gains fees recorded in prior periods(4)	$(628)
Total Capital Gains Fee(3)(5)	$188	$188

Total fees due to Adviser	$2,246	$2,246

2024 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,437,812
Quarterly rate	0.150%
Base management fee(3)	$2,156	$2,156

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$344,128

First hurdle quarterly rate	1.750%
First hurdle threshold	$6,022

Second hurdle quarterly rate	2.1875%
Second hurdle threshold	$7,528

Pre-Incentive Fee FFO(1)	$5,988

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—
Total Incentive fee(3)	$—	$—

Total fees due to Adviser	$2,156	$2,156
(1)As defined in the Advisory Agreement.
(2)As of the end of the respective prior quarters.

(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(4)Represents a capital gains fee earned during the year ended December 31, 2018; however, the full amount of the fee was credited back to us via a voluntary and irrevocable waiver granted to us by our Adviser.
(5)The capital gains fee is due annually in arrears and is subject to further adjustment throughout the remainder of 2025 as additional assets are disposed of.
The base management fee decreased primarily due to the disposition of 12 farms during 2024.
No incentive fee was earned by our Adviser during either of the three months ended March 31, 2025 or 2024, as our Pre-Incentive Fee FFO did not surpass the required hurdle rate in either period.
Our Adviser earned a capital gains fee during the three months ended March 31, 2025, driven by gains recognized on the sale of seven farms completed during the quarter (see “Recent Developments—Portfolio Activity—Existing Properties—Property Sales” above for further discussion on these sales). The capital gains fee, net of any credits that may be granted by our Adviser, is due in arrears at the end of each fiscal year and is subject to further adjustment throughout the remainder of 2025 as additional assets are disposed of.
The administration fee paid to our Administrator increased primarily due to us using a higher overall share of our Administrator’s resources in relation to those used by affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased during the three months ended March 31, 2025, primarily due to an increase in professional fees (driven by higher legal fees) and additional stockholder-related expenses related to the annual stockholders’ meeting.
A comparison of results of other components contributing to net loss attributable to common stockholders for the three months ended March 31, 2025 and 2024 is below (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating income	$3,677	$7,261	$(3,584)	(49.4)%
Other income (expense):
Other income	1,952	2,428	(476)	(19.6)%
Interest expense	(5,177)	(5,555)	378	(6.8)%
Dividends declared on cumulative term preferred stock	(755)	(755)	—	—%
Gain on dispositions of real estate assets, net	15,410	10,273	5,137	50.0%
Property and casualty recovery, net	137	—	137	NM
Loss from investments in unconsolidated entities	(136)	(85)	(51)	60.0%
Total other income, net	11,431	6,306	5,125	81.3%
Net income	15,108	13,567	1,541	11.4%
Aggregate dividends declared on cumulative redeemable preferred stock, net	(6,002)	(6,118)	116	(1.9)%
Net income attributable to common stockholders	$9,106	$7,449	$1,657	22.2%
NM = Not Meaningful
Other Income (Expense)
Other income generally consists of interest patronage received from Farm Credit (as defined in Note 4, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments. Other income decreased primarily due to less interest earned on short-term investments and a decrease in interest patronage received from Farm Credit (primarily due to decreased borrowings from Farm Credit).
During the three months ended March 31, 2025, we recorded approximately $1.7 million of interest patronage from Farm Credit related to interest accrued during 2024, as compared to approximately $1.9 million of interest patronage recorded during the prior-year period that related to interest accrued during 2023. In addition, during the three months ended September 30, 2024, we received approximately $108,000 of interest patronage related to interest accrued during 2024, as certain Farm Credit associations paid a portion of the 2024 interest patronage (which would typically be paid during the first half of 2025) early. In total, 2024 interest patronage resulted in a 21.9% reduction (approximately 101 basis points) to the interest rate of such borrowings.

Interest expense decreased, primarily due to a decrease in overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our cumulative term preferred stock) outstanding for the three months ended March 31, 2025, was approximately $507.8 million as compared to approximately $557.6 million for the prior-year period. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the weighted-average interest rate charged on our aggregate borrowings for the three months ended March 31, 2025, was 3.79% as compared to 3.81% for the prior-year period.
During the three months ended March 31, 2025, we recorded a net capital gain, driven by the sale of five farms in Florida and two farms in Nebraska, which, after accounting for closing costs, resulted in an aggregate net gain of approximately $15.8 million. During the three months ended March 31, 2024, we recorded a net capital gain, driven by the sale of a large farm in Florida, which, after accounting for closing costs, resulted in a net gain of approximately $10.4 million. These net gains were partially offset by losses recorded in both periods related to the removal of some permanent plantings and the disposal of certain irrigation and other improvements on certain of our farms.
The property and casualty recovery recorded during three months ended March 31, 2025, was the result of an adjustment to the original property and casualty loss recorded during the year ended December 31, 2024, due to damage caused to certain permanent plantings on a farm in Georgia due to Hurricane Helene. After further inspection of the property, it was determined that the damage was not as extensive as originally estimated, resulting in an adjustment to our original estimate.
During both of the three months ended March 31, 2025 and 2024, we recognized a loss from investments in unconsolidated entities of ours that convey water to certain of our farms of approximately $136,000 and $85,000, respectively. The fluctuations in revenue and expense attributable to these unconsolidated entities is primarily driven by miscellaneous property operating costs incurred by these unconsolidated entities and the respective properties’ reimbursements of such costs incurred.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under our credit facility with Metropolitan Life Insurance Company (“MetLife”)), and issuances of additional equity securities. Our current available liquidity is approximately $183.8 million, consisting of approximately $38.1 million in cash on hand and, based on the current level of collateral pledged, approximately $145.7 million of availability under our credit facility with MetLife (subject to compliance with covenants) and other undrawn lines of credit, notes, or bonds. In addition, we currently have certain properties recently valued at a total of approximately $147.8 million that are unencumbered and eligible to be pledged as collateral.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.41% for another 3.4 years. In addition, the weighted-average remaining term of our notes and bonds payable is approximately 7.3 years. As such, with respect to our current borrowings, we have experienced minimal impact from increased interest rates in recent years, and we believe we are well-protected against a prolonged high rate environment. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near- and long-term debt obligations and operating expenses.
Future Capital Needs
Our short- and long-term liquidity requirements consist primarily of making principal and interest payments on outstanding borrowings; funding our general operating costs; making dividend payments on our currently-designated preferred securities; making distributions to common stockholders (including non-controlling OP Unitholders, if any) to maintain our qualification as a REIT; and, as capital is available, funding capital improvements and, in certain situations, growing and operational costs on existing farms, repurchasing shares of preferred stock, and funding new farmland and farm-related acquisitions consistent with our investment strategy.
In the near term, we believe that our current and short-term cash resources will be sufficient to service our debt, fund our operating costs, pay dividends on our currently-designated preferred securities, and fund our distributions to common stockholders (including non-controlling OP Unitholders). We expect to meet our long-term liquidity requirements through various sources of capital, including capacity under current lines of credit, long-term mortgage indebtedness and bond issuances, future equity issuances (including, but not limited to, shares of our 5.00% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”), OP Units through our Operating Partnership as consideration for future acquisitions, and shares of common stock through our ATM Program), and other secured and unsecured borrowings.
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
Operating Commitments and Obligations
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as of March 31, 2025 (dollars in thousands):

Farm Location(s)	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Net Amount Expended or Accrued as of March 31, 2025
St. Lucie, FL	549	$230		Q3 2025	$185
Monterey, CA	329	1,100	(2)	Q4 2025	30
Ventura, CA	402	1,000	(2)	Q4 2025	458
Hartley, TX	2,219	1,300	(2)	Q4 2030	982
Franklin & Grant, WA, & Umatilla, OR	1,126	4,203	(2)	Q4 2032	2,977
Wicomico & Caroline, MD, and Sussex, DE	833	155		Q3 2034	49
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
In connection with certain farms acquired through a leasehold interest, we assumed certain ground lease arrangements under which we are the lessee. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of March 31, 2025, are as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining nine months ending December 31:	2025	$40
For the fiscal years ending December 31:	2026	100
	2027	100
	2028	100
	2029	100
	Thereafter	756
Total undiscounted lease payments		1,196
Less: imputed interest		(439)
Present value of lease payments		$757
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income) of approximately $26,000 for each of the three months ended March 31, 2025 and 2024.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net change in cash from:
Operating activities	$4,467	$3,420	$1,047	30.6%
Investing activities	60,216	62,519	(2,303)	(3.7)%
Financing activities	(40,041)	(32,955)	(7,086)	21.5%
Net change in Cash and cash equivalents	$24,642	$32,984	$(8,342)	(25.3)%

Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from our tenants, which is first used to fund our property-level operating expenses, with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses. Cash provided by operating activities increased largely due to an increase in cash payments received for participation rents and receipt of a termination fee from an outgoing tenant on three of our farms, as well as decreases in cash payments made for the acquisition of water assets, related-party fees, and interest payments made. This increase was partially offset by a decrease in fixed lease cash payments received, primarily due to the disposition of a large farm in Florida in January 2025, as well as reduced fixed lease payments attributable to the execution of certain lease agreements in 2024, pursuant to which we agreed to reduce or eliminate the fixed base rent amounts or, in certain instances, provided certain cash allowances to tenants, in exchange for increasing the participation rent components in the leases, the results of which will not be known until the fourth quarter of 2025 or later.
Investing Activities
The change in cash from investing activities was primarily due to certain property sales in each period. During the three months ended March 31, 2025, we sold five farms in Florida and two farms in Nebraska for aggregate net proceeds (after closing costs) of approximately $62.0 million, resulting in an aggregate net gain of approximately $15.8 million. During the three months ended March 31, 2024, we sold one farm in Florida for aggregate net proceeds of approximately $64.0 million, resulting in a net gain of approximately $10.4 million.
Financing Activities
The change in cash from financing activities was primarily due to an increase in aggregate debt repayments of approximately $6.9 million.
Debt Capital
MetLife Facility
As amended, our credit facility with MetLife currently consists of $75.0 million of revolving equity lines of credit and an aggregate of $175.0 million of term notes (the “MetLife Facility”). We currently have $200,000 outstanding under the lines of credit and $36.3 million outstanding on the term notes. While $213.5 million of the full commitment amount under the MetLife Facility remains undrawn, based on the level of collateral pledged, we currently have approximately $110.0 million of availability under the MetLife Facility. The revolving equity lines of credit mature on December 15, 2033, and the draw period for both term notes expires on December 31, 2026, after which MetLife has no obligation to disburse any additional undrawn funds under the term notes.
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
Off-Balance Sheet Arrangements
As of March 31, 2025, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three months ended March 31, 2025 and 2024 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended March 31,
	2025	2024
Net income	$15,108	$13,567
Less: Aggregate dividends declared on and gains on or charges related to extinguishment of cumulative redeemable preferred stock, net(1)	(6,002)	(6,118)
Net income attributable to common stockholders and non-controlling OP Unitholders	$9,106	$7,449
Plus: Real estate and intangible depreciation and amortization	8,429	8,789
Less: Gains on dispositions of real estate assets, net	(15,410)	(10,273)
Adjustments for unconsolidated entities(2)	14	23
FFO available to common stockholders and non-controlling OP Unitholders	$2,139	$5,988
Plus: Acquisition- and disposition-related expenses, net	21	—
Plus: Other nonrecurring charges, net(3)	173	11
CFFO available to common stockholders and non-controlling OP Unitholders	$2,333	$5,999
Net rent adjustment	(792)	(547)
Plus: Amortization of debt issuance costs	365	243
Plus (less): Other non-cash charges (receipts), net(4)	129	(565)
AFFO available to common stockholders and non-controlling OP Unitholders	$2,035	$5,130

Weighted-average shares of common stock outstanding	36,184,658	35,838,442
Weighted-average common non-controlling OP Units outstanding	—	—
Weighted-average shares of common shares outstanding, fully diluted	36,184,658	35,838,442

Diluted FFO per weighted-average common share	$0.06	$0.17
Diluted CFFO per weighted-average common share	$0.06	$0.17
Diluted AFFO per weighted-average common share	$0.06	$0.14

Distributions declared per common share	$0.14	$0.14
(1)Includes (i) cash dividends paid on our cumulative redeemable preferred stock and (ii) the net gain (loss) recognized as a result of shares of cumulative redeemable preferred stock that were redeemed during the respective periods.
(2)Represents our pro-rata share of depreciation expense recorded in unconsolidated entities during the respective periods.
(3)Consists primarily of (i) net property and casualty losses (recoveries) recorded and the cost of related repairs expensed as a result of damage to improvements on certain of our farms caused by certain non-recurring events, (ii) one-time legal costs incurred related to certain corporate organizational matters, and (iii) the capital gains fee recorded during the three months ended March 31, 2025, which is not due until after the end of the fiscal year and is subject to further adjustment throughout the remainder of the year.
(4)Consists of (i) the net (gain) loss recognized as a result of shares of cumulative redeemable preferred stock that were redeemed, which were non-cash (gains) charges, (ii) our remaining pro-rata share of (income) loss recorded from investments in unconsolidated entities, and (iii) plus (less) net non-cash expense (income) recorded as a result of additional water assets used (received) in certain transactions.

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
Currently, over 99.9% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate (after interest patronage) of 3.41% for another 3.4 years. As such, with respect to our current borrowings, we believe fluctuations in interest rates would have a minimal impact on our net income. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. As of March 31, 2025, the fair value of our fixed-rate borrowings outstanding (excluding our Series D Term Preferred Stock) was approximately $472.0 million.
The following table summarizes the hypothetical change in fair value of our fixed-rate borrowings at March 31, 2025, if market interest rates had been one or two percentage points lower or higher than those rates in place as of March 31, 2025 (dollars in thousands):

Change in Market Interest Rates	Carrying Value(1)	Fair Value	Difference
2% decrease	$500,764	$494,129	$(6,635)
1% decrease	500,764	482,853	(17,911)
No change	500,764	472,032	(28,732)
1% increase	500,764	461,710	(39,054)
2% increase	500,764	451,791	(48,973)
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
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of our business, we may be involved in various legal proceedings from time to time which we may not consider material. We are not currently subject to any material legal proceedings, nor, to our knowledge, are any such material legal proceedings threatened against us.

Item 1A.	Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024. The risks described below and in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, financial condition, and/or operating results in the future.
Tariffs may adversely affect us or our tenants.
Existing or new tariffs imposed on foreign goods imported by the U.S. or on U.S. goods imported by foreign countries could subject us or our tenants to additional risks. Among having other impacts, tariffs may increase growing or other operating costs for certain of our tenants or reduce demand for their crops, which could affect their ability to pay rent, including any level of applicable participation rent. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our tenants.
We are exposed to elevated credit and concentration risks from any tenant that accounts for a relatively high percentage of the total lease revenue we expect to generate from our farms, which could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our credit risk and credit losses can increase if the leases of our farm properties become concentrated with a tenant (or related tenants) that leases more than one farm or otherwise accounts for a relatively high percentage of our total lease revenue. For example, one of our third-party tenants leases six of our farms and accounts for approximately 11.2% of our total lease revenue recorded during the three months ended March 31, 2025. A consequence of a single tenant or a small number of tenants making up greater than 10% of our total lease revenue is that our business, financial condition and results of operations, and our ability to pay expected dividends to our stockholders may be materially adversely affected by the failure of such tenant(s) to meet their other obligations to us, the election by such tenant(s) to terminate its leases prior to their expiration, or the loss or financial instability of any such tenant(s). Similarly, events, actions, and market conditions that may not otherwise affect us directly or materially, such as tariffs or changes in government regulation, could nevertheless have a material adverse effect on us if such events, actions, and market conditions uniquely or disproportionately affect tenants that account for a relatively high percentage of our total lease revenue.

See Note 3, “Real Estate and Intangible Assets—Portfolio Concentrations—Credit Risk” for further information, including any tenant comprising more than 10% of our total lease revenue recorded during the three months ended March 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
None. Without limiting the generality of the foregoing, during the three months ended March 31, 2025, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

4.6	Form of Indenture, incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (File No. 333-270901), filed on March 28, 2023.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series E Cumulative Redeemable Preferred Stock as of March 31, 2025 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2025 and 2024; (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2025 and 2024; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: May 12, 2025	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: May 12, 2025	By:	/s/ David Gladstone
David Gladstone
President, Chief Executive Officer, and Chairman of the Board of Directors