Form 10-Q
period 2025-06-30
GLADSTONE LAND Corp
filed 2025-08-07
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 6, 2025, was 36,184,658.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2025

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Real estate, at cost	$1,312,649	$1,324,632
Less: accumulated depreciation	(183,200)	(167,782)
Total real estate, net	1,129,449	1,156,850
Lease intangibles, net	3,334	3,588
Real estate and related assets held for sale, net	14,496	46,314
Cash and cash equivalents	30,481	18,275
Investments in water assets	41,102	40,230
Other assets, net	39,723	46,938
TOTAL ASSETS	$1,258,585	$1,312,195

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$200	$3,600
Notes and bonds payable, net	496,184	523,922
Series D cumulative term preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of June 30, 2025, and December 31, 2024	60,135	59,930
Accounts payable and accrued expenses	13,782	18,404
Due to related parties, net	3,242	2,972
Other liabilities, net	14,969	16,185
Total Liabilities	588,512	625,013
Commitments and contingencies (Note 8)
EQUITY:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,340,889 shares authorized, 5,840,889 shares issued and outstanding as of June 30, 2025, and December 31, 2024	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,700,791 shares authorized, 9,954,863 shares issued and outstanding as of June 30, 2025, and December 31, 2024	10	10
Series E cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 15,997,600 shares authorized, 251,636 shares issued and outstanding as of June 30, 2025; 15,998,400 shares authorized, 252,436 shares issued and outstanding as of December 31, 2024	—	—
Common stock, $0.001 par value; 48,360,720 shares authorized, 36,184,658 shares issued and outstanding as of June 30, 2025; 48,359,920 shares authorized, 36,184,658 shares issued and outstanding as of December 31, 2024	36	36
Additional paid-in capital	854,037	854,059
Distributions in excess of accumulated earnings	(189,474)	(174,561)
Accumulated other comprehensive income	5,458	7,632
Total Equity	670,073	687,182
TOTAL LIABILITIES AND EQUITY	$1,258,585	$1,312,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
OPERATING REVENUES:
Lease revenue, net	$12,296	$21,270	$29,098	$41,096
Other operating revenue	—	27	1	453
Total operating revenues	12,296	21,297	29,099	41,549
OPERATING EXPENSES:
Depreciation and amortization	8,374	8,813	16,803	17,602
Property operating expenses	1,242	1,219	2,370	2,096
Base management fee	1,990	2,076	4,048	4,233
Capital gains fee credit	(188)	—	—	—
Administration fee	572	553	1,213	1,156
General and administrative expenses	520	772	1,203	1,337
Total operating expenses	12,510	13,433	25,637	26,424
OTHER (EXPENSE) INCOME:
Other income	267	497	2,219	2,925
Interest expense	(4,976)	(5,535)	(10,154)	(11,090)
Dividends declared on cumulative term preferred stock	(755)	(755)	(1,509)	(1,509)
(Loss) gain on dispositions of real estate assets, net	(2,149)	(2,800)	13,261	7,473
Property and casualty (loss) recovery, net	—	(9)	137	(9)
Loss from investments in unconsolidated entities	(51)	(85)	(186)	(171)
Total other (expense) income, net	(7,664)	(8,687)	3,768	(2,381)
NET (LOSS) INCOME	(7,878)	(823)	7,230	12,744
Dividends declared on cumulative redeemable preferred stock	(6,002)	(6,105)	(12,004)	(12,223)
Gain on extinguishment of cumulative redeemable preferred stock, net	—	274	—	274
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,880)	$(6,654)	$(4,774)	$795

NET (LOSS) INCOME PER COMMON SHARE:
Basic and diluted	$(0.38)	$(0.19)	$(0.13)	$0.02
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	36,184,658	35,838,442	36,184,658	35,838,442

NET (LOSS) INCOME	$(7,878)	$(823)	$7,230	$12,744
Change in fair value related to interest rate hedging instruments	(856)	(33)	(2,174)	975
COMPREHENSIVE (LOSS) INCOME	$(8,734)	$(856)	$5,056	$13,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2025
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at March 31, 2025	5,840,889	$6	9,954,863	$10	251,636	—	36,184,658	$36	$854,037	$(170,525)	$6,314	$689,878
Net loss	—	—	—	—	—	—	—	—	—	(7,878)	—	(7,878)
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(6,002)	—	(6,002)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(5,069)	—	(5,069)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	—	—	(856)	(856)
Balance at June 30, 2025	5,840,889	$6	9,954,863	$10	251,636	$—	36,184,658	$36	$854,037	$(189,474)	$5,458	$670,073

	Six Months Ended June 30, 2025
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2024	5,840,889	$6	9,954,863	$10	252,436	$—	36,184,658	$36	$854,059	$(174,561)	$7,632	$687,182
Issuance of Series E Preferred Stock, net	—	—	—	—	—	—	—	—	(4)	—	—	(4)
Redemptions of Series E Preferred Stock, net	—	—	—	—	(800)	—	—	—	(18)	—	—	(18)
Net income	—	—	—	—	—	—	—	—	—	7,230	—	7,230
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(12,004)	—	(12,004)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(10,139)	—	(10,139)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	—	—	(2,174)	(2,174)
Balance at June 30, 2025	5,840,889	$6	9,954,863	$10	251,636	$—	36,184,658	$36	$854,037	$(189,474)	$5,458	$670,073

The accompanying notes are an integral part of these condensed consolidated financial statements

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2024
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at March 31, 2024	5,956,065	$6	10,156,509	$10	247,181	$—	35,838,442	$36	$856,455	$(141,562)	$8,374	$723,319
Redemptions of Series B Preferred Stock, net	(54,735)	—	—	—	—	—	—	—	(1,217)	84	—	(1,133)
Redemptions of Series C Preferred Stock, net	—	—	(86,042)	—	—	—	—	—	(1,952)	190	—	(1,762)
Issuance of Series E Preferred Stock, net	—	—	—	—	800	—	—	—	16	—	—	16
Net loss	—	—	—	—	—	—	—	—	—	(823)	—	(823)
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(6,105)	—	(6,105)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(5,010)	—	(5,010)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	—	—	(33)	(33)
Balance at June 30, 2024	5,901,330	$6	10,070,467	$10	247,981	$—	35,838,442	$36	$853,302	$(153,226)	$8,341	$708,469

	Six Months Ended June 30, 2024
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2023	5,956,065	$6	10,156,509	$10	235,841	$—	35,838,442	$36	$856,206	$(144,011)	$7,366	$719,613
Redemptions of Series B Preferred Stock, net	(54,735)	—	—	—	—	—	—	—	(1,217)	84	—	(1,133)
Redemptions of Series C Preferred Stock, net	—	—	(86,042)	—	—	—	—	—	(1,952)	190	—	(1,762)
Issuance of Series E Preferred Stock, net	—	—	—	—	12,140	—	—	—	265	—	—	265
Net income	—	—	—	—	—	—	—	—	—	12,744	—	12,744
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(12,223)	—	(12,223)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(10,010)	—	(10,010)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	975	975
Balance at June 30, 2024	5,901,330	$6	10,070,467	$10	247,981	$—	35,838,442	$36	$853,302	$(153,226)	$8,341	$708,469

The accompanying notes are an integral part of these condensed consolidated financial statements

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,230	$12,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,803	17,602
Amortization of debt issuance costs	581	465
Amortization of deferred rent assets and liabilities, net	6,098	505
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	49	46
Loss from investments in unconsolidated entities	186	171
Bad debt expense	106	220
Gain on dispositions of real estate assets, net	(13,261)	(7,473)
Property and casualty (recovery) loss, net	(137)	9
Changes in operating assets and liabilities:
Investments in water assets	(460)	(1,590)
Other assets, net	(510)	(3,242)
Accounts payable and accrued expenses	(7,150)	(552)
Due to related parties, net	270	(759)
Other liabilities, net	(1,389)	1,187
Net cash provided by operating activities	8,416	19,333
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on existing real estate assets	(4,617)	(2,319)
Proceeds from dispositions of real estate assets, net	62,012	63,997
Net cash provided by investing activities	57,395	61,678
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of lines of credit	(3,400)	—
Borrowings from notes and bonds payable	10,600	—
Repayments of notes and bonds payable	(38,567)	(24,949)
Payments of financing fees	(69)	(9)
Proceeds from issuance of preferred and common equity	—	304
Offering costs	(8)	(43)
Redemptions of cumulative redeemable preferred stock	(18)	(2,895)
Dividends paid on cumulative redeemable preferred stock	(12,004)	(12,223)
Distributions paid on common stock	(10,139)	(10,010)
Net cash used in financing activities	(53,605)	(49,825)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,206	31,186
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,275	18,571
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,481	$49,757

NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	$425	$887
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	45	18

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, including through lease structures that occasionally include a variable rent component based on the gross revenues generated from certain farms in lieu of fixed base rent. From time to time, and on a temporary basis, we may also directly operate certain of our farms via management agreements with third-party operators and/or through a taxable REIT subsidiary (“TRS”). As of June 30, 2025, we owned 150 farms totaling 103,001 acres across 15 states in the U.S. and 55,306 acre-feet of water assets in California. In addition, as of June 30, 2025, two of our properties (comprising four farms) were being directly operated.
We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of both June 30, 2025, and December 31, 2024, the Company owned 100.0% of the outstanding OP Units (see Note 9, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and an indirect wholly-owned subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a TRS of ours. Since we currently indirectly own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the six months ended June 30, 2025, and for the tax year ended December 31, 2024, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
Subject to certain restrictions and limitations, and pursuant to contractual agreements, our business is managed by Gladstone Management Corporation (the “Adviser”), a Delaware corporation, and administrative services are provided to us by Gladstone Administration, LLC (the “Administrator”), a Delaware limited liability company. Our Adviser and Administrator are both affiliates of ours (see Note 7, “Related-Party Transactions,” for additional discussion regarding our Adviser and Administrator).
All further references herein to “we,” “us,” “our,” and the “Company” refer, collectively, to Gladstone Land Corporation and its consolidated subsidiaries, except where indicated otherwise.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2025 (the “Form 10-K”). The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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

Reclassifications
Certain line items on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2024 and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024, have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity, net income, or net change in cash and cash equivalents.
Crop Inventory
Through certain of our wholly-owned subsidiaries and via a management agreement with a third-party operator, we currently manage a 2,409-acre farm located in Kern County, California, which includes 2,293 acres of bearing almond and pistachio orchards. Through June 30, 2025, we have incurred approximately $4.3 million in growing costs, primarily related to pollination, fertilization, pesticide application, irrigation, and labor. These costs have been capitalized as crop inventory and are included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets at the lower of cost or net realizable value. As the related crops are harvested and sold later in 2025 and throughout 2026, these costs will be charged to cost of products sold. In addition, as the crops are harvested and sold, we anticipate incurring additional costs (including harvesting costs, crop insurance, and post-harvest handling fees), which will also be expensed to the cost of products sold.
Income taxes
We have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally are not subject to federal corporate income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders and meet certain other conditions. As such, in general, as long as we qualify as a REIT, no provision for federal income taxes will be necessary, except for taxes on undistributed REIT taxable income, taxes from foreclosure property, and taxes on income generated by a TRS (such as Land Advisers), if any. During the six months ended June 30, 2025, we began directly operating one property (consisting of three farms) that qualifies as foreclosure property under the Code and thus is subject to corporate income taxes on any income.
We account for any income taxes in accordance with the provisions of Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”), using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases (including for operating loss, capital loss, and tax credit carryforwards) and are calculated using the enacted tax rates and laws expected to be in effect when such amounts are realized or settled. In addition, we will establish valuation allowances for tax benefits when we believe it is more-likely-than-not (defined as a likelihood of more than 50%) that such assets will not be realized.
Pretax loss from foreclosure property during each of the three and six months ended June 30, 2025, was approximately $1.6 million. We did not have any federal or state income tax expense (current or deferred) during either of the three or six months ended June 30, 2025.
Our deferred income taxes relate to the net tax effects of federal and state net operating losses, as well as temporary differences arising between the carrying amounts of assets and liabilities of our foreclosure property. As of June 30, 2025, we had a full valuation allowance resulting in a net deferred tax asset of $0. Management has assessed the future realizability of the tax benefits below and determined that such assets are not likely to be realized after considering all sources of income. The following table summarizes our deferred income tax assets and liabilities as of June 30, 2025 (dollars in thousands):

	June 30, 2025	December 31, 2024
Deferred income tax assets, net:
Fixed asset depreciation	$250	$—
Net operating loss	435	—
Total Gross deferred income tax assets	685	—
Less: Valuation allowance	(685)	—
Total Deferred income tax assets, net	$—	$—
We did not have any deferred income tax liabilities as of either June 30, 2025, or December 31, 2024.
As of June 30, 2025, our foreclosure property had an indefinite-lived net operating loss carryforward of $1.7 million for federal income tax purposes. State net operating loss carryforwards have varying expirations. The following table illustrates the difference between the effective tax rate of the foreclosure property’s expense (benefit) for income taxes and the federal statutory rate (dollars in thousands):

	Actual	Expected Expense (Benefit) at Federal Statutory Rate(1)	Items as a Percentage of Pre-Tax Income
Tax Rate Reconciliation:
Pre-tax income (loss)	$(1,579)	$(332)	21.0%
State tax expense:
Current	—	—	—%
Deferred	—	(83)	5.3%
Meals & Entertainment	—	—	—%
Change in Valuation allowance	—	415	(26.3)%
Income tax expense		$—	—%

Total current federal tax benefit		$—
Total current state tax benefit		—
Total deferred tax benefit		—
(1)The current federal statutory rate is 21%.
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
Our Chief Operating Decision Maker (“CODM”) is our President and CEO. Our CODM uses net income to make decisions about allocating resources to individual properties and assessing performance. The CODM will sometimes reference other metrics, including net operating income; however, as net income is the measure most consistent with the amounts disclosed in the consolidated financial statements, only net income is disclosed.
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
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table summarizes certain information about the 150 farms we owned as of June 30, 2025 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water Assets	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,845	32,321	55,306	$825,470	$363,072
Florida(6)	20	13,090	10,279	0	128,585	56,865
Washington	6	2,520	2,004	0	54,566	14,843
Arizona(7)	6	6,320	5,333	0	49,093	11,849
Colorado	12	32,773	25,577	0	45,401	13,379
Oregon(8)	6	898	736	0	29,271	10,647
Nebraska	7	5,223	4,949	0	19,782	9,689
Michigan	12	1,245	778	0	14,942	8,560
Texas	1	3,667	2,219	0	8,971	—
Maryland	6	987	863	0	7,916	4,153
South Carolina	3	597	447	0	3,407	2,076
Georgia	2	230	175	0	2,303	1,577
North Carolina	2	310	295	0	2,055	—
New Jersey	3	116	101	0	2,044	1,166
Delaware	1	180	140	0	1,277	666
	150	103,001	86,217	55,306	$1,195,083	$498,542
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
(2)Excludes approximately $2.2 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of June 30, 2025, this investment had a net carrying value of approximately $839,000 and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(4)Includes eight acres in which we own a leasehold interest via a ground lease with a private individual that expires in December 2040 and five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. As of June 30, 2025, these two ground leases had a net cost basis of approximately $632,000 and are included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets.
(5)Includes 48,309 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, and 6,997 surplus water credits in certain of our accounts with Westlands Water District, located in Fresno County, California. See Note 4, “Investments in Water Assets,” for additional information.
(6)Includes certain farms classified as held for sale; see “—Real Estate Held for Sale” below for additional information.
(7)Includes two farms consisting of 1,368 total acres and 1,221 farm acres in which we own leasehold interests via two ground leases with the State of Arizona that expire in February 2032 and February 2035, respectively. As of June 30, 2025, the aggregate net cost basis of these ground leases was zero.
(8)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of June 30, 2025, this investment had a net carrying value of approximately $4.7 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of June 30, 2025, and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Real estate:
Land and land improvements	$728,749	$743,141
Permanent plantings	349,858	349,761
Irrigation and drainage systems	170,218	169,098
Farm-related facilities	49,048	49,063
Other site improvements	14,776	13,569
Real estate, at cost	1,312,649	1,324,632
Accumulated depreciation	(183,200)	(167,782)
Total real estate, net	$1,129,449	$1,156,850
Real estate depreciation expense on these tangible assets was approximately $8.3 million and $16.5 million for the three and six months ended June 30, 2025, respectively, and approximately $8.5 million and $17.1 million for the three and six months ended June 30, 2024, respectively.

Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of June 30, 2025, and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Lease intangibles:
Leasehold interest – land	$797	$3,372
In-place lease values	1,744	1,798
Leasing costs	2,199	2,280
Other(1)	117	117
Lease intangibles, at cost	4,857	7,567
Accumulated amortization	(1,523)	(3,979)
Lease intangibles, net	$3,334	$3,588
(1)Other includes tenant relationships and acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $106,000 and $254,000 for the three and six months ended June 30, 2025, respectively, and approximately $289,000 and $521,000 for the three and six months ended June 30, 2024, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities (excluding those related to real estate held for sale) included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of June 30, 2025, and December 31, 2024 (dollars in thousands):

	June 30, 2025		December 31, 2024
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values(1)	$695	$(236)	$695	$(198)
Below-market lease values(2)	(1,371)	629	(1,371)	561
Lease incentives and other deferred revenue, net(3)	13,512	(8,156)	14,192	(3,691)
	$12,836	$(7,763)	$13,516	$(3,328)
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
Total amortization related to above-market lease values was approximately $19,000 and $38,000 for the three and six months ended June 30, 2025, respectively, and approximately $19,000 and $38,000 for the three and six months ended June 30, 2024, respectively. Total accretion related to below-market lease values was approximately $34,000 and $68,000 for the three and six months ended June 30, 2025, respectively, and approximately $149,000 and $189,000 for the three and six months ended June 30, 2024, respectively. Total net amortization related to lease incentives and other deferred revenue, net was approximately $2.9 million and $6.1 million for the three and six months ended June 30, 2025, respectively, and approximately $143,000 and $656,000 for the three and six months ended June 30, 2024, respectively.
Acquisitions
We did not acquire any new farms during either of the three or six months ended June 30, 2025 or 2024.
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
Real Estate Held for Sale
As of June 30, 2025, we had one property (consisting of two farms) located in Florida that was classified as held for sale. As of June 30, 2025, this property had a net cost basis of approximately $14.5 million.
As of December 31, 2024, we had three properties (consisting of seven farms) that were classified as held for sale. As of December 31, 2024, one property (consisting of five farms), located in Florida, had a net cost basis of approximately $36.3 million, and two properties (consisting of two farms), located in Nebraska, had an aggregate net cost basis of approximately $10.0 million. Each of these sales was completed during the three months ended March 31, 2025, as noted above.
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
As of June 30, 2025, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.0% and 20.5%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.
We recorded an aggregate loss of approximately $51,000 and $186,000 during the three and six months ended June 30, 2025, respectively, and approximately $85,000 and $171,000 during the three and six months ended June 30, 2024, respectively (included in Loss from investments in unconsolidated entities on our Condensed Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. As of June 30, 2025, and December 31, 2024, our combined ownership interest in the Fresno LLC and the Umatilla LLC had an aggregate carrying value of approximately $5.6 million and $5.7 million, respectively, and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Portfolio Concentrations
Credit Risk
As of June 30, 2025, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. One unrelated third-party tenant (“Tenant A”) leases six of our farms under leases expiring in 2030 or later. During the six months ended June 30, 2025, aggregate lease revenue attributable to Tenant A accounted for approximately $3.7 million, or 12.9% of the total lease revenue recorded during the six months ended June 30, 2025. If Tenant A fails to make rental payments or elects to terminate its leases prior to their expirations (and we cannot re-lease the farms on satisfactory terms), there could be a material adverse effect on our financial performance. No other individual tenant represented greater than 10% of the total lease revenue recorded during the six months ended June 30, 2025.
Geographic Risk
Farms located in California and Florida accounted for approximately $17.1 million (58.8%) and $4.7 million (16.2%), respectively, of the total lease revenue recorded during the six months ended June 30, 2025. We seek to continue to further diversify geographically, as may be desirable or feasible. If an unexpected natural disaster (such as an earthquake, wildfire, flood, or hurricane) occurs or climate change impacts the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue our operations. To date, none of our farms have been materially impacted by natural disasters, including the January 2025 wildfires that occurred in southern California. See “—Southeastern U.S. Hurricanes” below for a discussion on damage caused on certain of our farms by the hurricanes that occurred in the Southeastern U.S. in September and October 2024. Besides California and Florida, no other single state accounted for more than 10.0% of the total lease revenue recorded during the six months ended June 30, 2025.

Southeastern U.S. Hurricanes
In September and October 2024, Hurricanes Helene and Milton caused widespread destruction across many states in the Southeastern U.S., including areas where several of our farms are located.
As a result of Hurricane Helene in September 2024, one of our farms in Georgia suffered damage to certain permanent plantings on the farm. At the time, we estimated the carrying value of such plantings to be approximately $275,000, and during the three months ended September 30, 2024, we wrote down the carrying value of these plantings and also recorded a corresponding property and casualty loss. During the three months ended March 31, 2025, after further inspection of the property, it was determined that the damage was not as extensive as originally estimated, and we recorded an adjustment to our original estimate, which is included within Property and casualty (loss) recovery, net on our Condensed Consolidated Statements of Operations and Comprehensive Income. Certain of our other farms in the region suffered minor damage as a result of Hurricanes Helene and Milton, but none of our other farms were materially impacted.
Impairment
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. If this analysis indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. As of June 30, 2025, and December 31, 2024, we concluded that none of our properties were impaired.
NOTE 4. INVESTMENTS IN WATER ASSETS
Semitropic Water Storage District Banked Water
In connection with the acquisition of certain farmland located in Kern County, California, in 2021, we also acquired three contracts providing the right to purchase an aggregate of 45,000 acre-feet of banked water held by Semitropic Water Storage District (“SWSD”), a water storage district located in Kern County, California, at a fixed price. At the time of acquisition, we allocated approximately $31.3 million of aggregate value to these contracts. Subsequently in 2021, we executed all three contracts and purchased the full 45,000 acre-feet of banked water for an additional aggregate cost of approximately $2.8 million.
In addition, since the initial acquisition, additional contracts to purchase banked water held by SWSD were conveyed to us by one of our tenants as partial consideration for rent payments owed. The following table summarizes the total acre-feet of banked water obtained through exercising these contracts as of June 30, 2025 (dollars in thousands):

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
All banked water acquired was recognized at cost, including the subsequent cost to execute the contracts and any administrative fees necessary to transfer the water to our banked water account. As of June 30, 2025, the 48,309 acre-feet of banked water held by SWSD was recognized as a long-term water asset and had an aggregate carrying value of approximately $35.5 million.
Westlands Water District Groundwater Credits
In addition, from May 2023 through March 2024, we elected to participate in a groundwater recharge program established by Westlands Water District (“WWD”), a water district located in Fresno County, California. Under the program, WWD paid for surplus surface water to be delivered to individual landowners’ properties with district-approved groundwater recharge facilities, also known as “water banks.” The landowner was allowed to keep 50% of the net amount of groundwater credits generated under the program (after allowing for certain leave-behind and evaporative losses), and the remaining 50% was used to recharge the aquifer and retained by WWD. Delivery of water under this program was subject to surplus water availability at WWD’s discretion. WWD terminated the program for the 2024 water year effective March 5, 2024. As a result of the program, we recognized 2,660 acre-feet of water credits, which represents 50% of the total net water credits generated and confirmed by WWD under the program. As of June 30, 2025, these water credits were recognized as a long-term water asset and had an aggregate carrying value of approximately $753,000. In addition, as a result of being granted these water credits in exchange for transferring and storing this surplus water on behalf of WWD, we recognized approximately $27,000 and

$453,000 of non-cash revenue during the three and six months ended June 30, 2024, respectively, which represents the estimated fair value of the water credits obtained during the periods.
Other Groundwater Credits
Since 2023, we have also entered into various other agreements with certain third parties (including local water districts and private individuals) to either buy water directly, buy a portion of other water districts’ surface water allocations in future years in which allocations are granted, or to store surface water on others’ behalf in one of our groundwater recharge facilities in exchange for a portion of the net groundwater credits produced and recognized by the respective water district. Through June 30, 2025, we have obtained 4,337 acre-feet of water credits as a result of these agreements, which were recognized as a long-term water asset with an aggregate carrying value of approximately $853,000.
Total Long-term Water Assets
As of June 30, 2025, we owned a total of 55,306 acre-feet of long-term water assets, and our investments in these assets had an aggregate carrying value of approximately $37.1 million and are included within Investments in water assets on our Condensed Consolidated Balance Sheets.
In addition, we have invested approximately $1.4 million to construct groundwater recharge facilities on two of our farms, which is included within Real estate, at cost on our Condensed Consolidated Balance Sheets. Through June 30, 2025, we have also invested an additional $4.0 million in the aggregate in connection with certain agreements that are expected to result in additional groundwater credits in the future; however, the amount and timing of these credits, if any, is currently unknown and is dependent upon and subject to the recognition of such credits by the respective water districts, in their sole discretion. Such costs are held in a deferred asset account (also included within Investments in water assets on our Condensed Consolidated Balance Sheets) until the related net water credits become estimable and are recognized by the respective water district, at which time the costs would be considered a long-term water asset within Investments in water assets.
Impairment
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select water assets that have an indication of impairment. If this analysis indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. As of June 30, 2025, and December 31, 2024, we concluded that none of our water assets were impaired.
NOTE 5. BORROWINGS
Our borrowings as of June 30, 2025, and December 31, 2024, are summarized below (dollars in thousands):

	Carrying Value as of		As of June 30, 2025
	June 30, 2025	December 31, 2024	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Variable-rate revolving lines of credit	$200	$3,600	6.28%	12/15/2033

Notes and bonds payable:
Fixed-rate notes payable	$465,534	$493,363	2.45%–6.97%; 3.70%	11/27/2025–7/1/2051; Jan 2033
Fixed-rate bonds payable	32,808	32,946	3.13%–4.57%; 3.85%	7/24/2025–12/30/2030; Jan 2028
Total notes and bonds payable	498,342	526,309
Debt issuance costs – notes and bonds payable	(2,158)	(2,387)	N/A	N/A
Notes and bonds payable, net	$496,184	$523,922

Total borrowings, net	$496,384	$527,522
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of June 30, 2025, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $995.3 million. The weighted-average stated interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.81% and 3.80% for the three and six months ended June 30, 2025, respectively, as compared to 3.83% and 3.82% for the three and six months ended June 30, 2024, respectively. In addition, 2024 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 21.9%

reduction (approximately 101 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage” for further discussion on interest patronage.
As of June 30, 2025, we were in compliance with all covenants applicable to the above borrowings.
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
The following table summarizes the pertinent terms of the MetLife Facility as of June 30, 2025 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		12/15/2033	$200	3M Term SOFR + 2.00%	(2)	$74,800
2020 MetLife Term Note	75,000	(3)	1/5/2030	36,254	2.75%, fixed through 1/4/2030	(4)	38,746
2022 MetLife Term Note	100,000	(3)	1/5/2032	—	(4)		100,000
Totals	$250,000			$36,454			$213,546
(1)Based on the properties that were pledged as collateral under the MetLife Facility, as of June 30, 2025, the maximum additional amount we could draw under the facility was approximately $110.0 million.
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
During the six months ended June 30, 2025, we entered into a new loan agreement with MetLife, as summarized below (dollars in thousands):

Date of Issuance	Amount		Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
4/11/2025	$10,600	(1)	2/15/2030	28.6 years	6.31%	Fixed through 2/14/2028; variable thereafter
(1)The majority of proceeds from this loan were used to repay a $10.3 million maturing loan that bore interest at 3.85%.
Farmer Mac Facility
Through certain subsidiaries of our Operating Partnership, we have entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”) for a secured note purchase facility (the “Farmer Mac Facility”). As amended from time to time, the Farmer Mac Facility currently provides for bond issuances up to an aggregate amount of $225.0 million. Pursuant to the Bond Purchase Agreement, as further amended on June 2, 2023, we may issue new bonds under the Farmer Mac Facility through December 31, 2026, and the final maturity date for new bonds issued under the facility will be the date that is ten years from the applicable issuance date. We did not issue any new bonds under the Farmer Mac Facility during the six months ended June 30, 2025.
As of June 30, 2025, we had approximately $32.8 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, through certain subsidiaries of our Operating Partnership, we have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with various different Farm Credit associations (collectively, “Farm Credit”). We did not enter into any new loan agreements with Farm Credit during the six months ended June 30, 2025.
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
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of June 30, 2025, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining six months ending December 31:	2025	$18,873	(1)
For the fiscal years ending December 31:	2026	17,337
	2027	50,481
	2028	76,827
	2029	152,246
	2030	93,896
	Thereafter	88,682
		$498,342
(1)Subsequent to June 30, 2025, we repaid a $10.4 million bond upon maturity. The bond bore interest at an annual rate of 4.45%.
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
As of June 30, 2025, the aggregate fair value of our notes and bonds payable was approximately $469.5 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $498.3 million. The fair value of our notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of June 30, 2025, is deemed to approximate their aggregate carrying value of $200,000.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the Financial Accounting Standards Board’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of June 30, 2025, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is initially recorded in Accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects. During the next 12 months, we estimate that an additional $1.5 million will be reclassified as a reduction to interest expense.
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of June 30, 2025, and December 31, 2024 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of June 30, 2025	4	$65,375
As of December 31, 2024	4	67,067
The following table presents the fair value of our interest rate swaps as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	June 30, 2025	December 31, 2024
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$5,458	$7,632
Total		$5,458	$7,632
The following table presents the amount of (loss) income recognized in comprehensive (loss) income within our condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Derivative in cash flow hedging relationship:
Interest rate swaps	$(856)	$(33)	$(2,174)	$975
Total	$(856)	$(33)	$(2,174)	$975
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of June 30, 2025, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
NOTE 6. CUMULATIVE TERM PREFERRED STOCK
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

As of June 30, 2025, the fair value of our Series D Term Preferred Stock was approximately $59.8 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on June 30, 2025, of $24.76.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the six months ended June 30, 2025, see Note 9, “Equity—Distributions.”
NOTE 7. RELATED-PARTY TRANSACTIONS
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by David Gladstone, our chairman, chief executive officer, and president. Mr. Gladstone also serves as a director and executive officer of each of our Adviser and Administrator. In addition, Michael LiCalsi, our chief administrative officer, co-general counsel, and co-secretary, also serves in the same roles for our Adviser and Administrator (in addition to serving as our Administrator’s president). Erich Hellmold, our co-general counsel and co-secretary, also serves in the same roles for our Adviser and Administrator.
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
Capital Gains Fee
Pursuant to the Advisory Agreement, a capital gains fee is calculated and payable in arrears at the end of each fiscal year (or upon termination of the Advisory Agreement). The capital gains fee shall equal: (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses, minus (ii) any aggregate capital gains fees paid in prior periods. For purposes of this calculation, realized capital gains and losses will be calculated as (x) the sales price of the property, minus (y) any costs to sell the property and the then-current gross value of the property (which includes the property’s original acquisition price plus any subsequent, non-reimbursed capital improvements). At the end of each fiscal year, if this figure is negative, no capital gains fee shall be paid.
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
Administration Agreement
Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer, co-general counsels and co-secretaries (Mr. LiCalsi also serves as our Administrator’s president, co-general counsel, and co-secretary), and their respective staffs.
As approved by our Board of Directors, our allocable portion of the Administrator’s expenses is generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements.
Gladstone Securities
We have entered into an agreement with Gladstone Securities, LLC (“Gladstone Securities”), for it to act as our non-exclusive agent to assist us with arranging financing for our properties (the “Financing Arrangement Agreement”). Gladstone Securities is a privately-held broker-dealer and a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by Mr. Gladstone, who also serves on the board of managers of Gladstone Securities. In addition, Michael LiCalsi, our chief administrative officer, co-general counsel, and co-secretary, serves in several capacities for Gladstone Securities, including as its chief legal officer, co-secretary, a member of its board of managers, and a managing principal. Erich Hellmold, our co-general counsel and co-secretary, also serves as Gladstone Securities co-secretary.
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
During the three and six months ended June 30, 2025, we paid total financing fees to Gladstone securities of $15,000. We did not pay any financing fees to Gladstone Securities during either of the three or six months ended June 30, 2024. Through June 30, 2025, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
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
The following table summarizes the total Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities during the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Series E Preferred Stock	$—	$2	—	30
Total Selling Commissions and Dealer-Manager Fees	$—	$2	$—	$30
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
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Base management fee(1)(2)	$1,990	$2,076	$4,048	$4,233
Capital gains fee credit(1)(2)(3)	(188)	—	—	—
Total fees to our Adviser	$1,802	$2,076	$4,048	$4,233

Administration fee(1)(2)	$572	$553	$1,213	$1,156

Selling Commissions and Dealer-Manager Fees(1)(4)	$—	$2	$—	$30
Financing fees(1)(5)	15	—	15	—
Total fees to Gladstone Securities	$15	$2	$15	$30
(1)Pursuant to the agreements with the respective related-party entities, as discussed above.
(2)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)During the three months ended March 31, 2025, our Adviser earned a capital gains fee, driven by the gains recognized on the sale of seven farms completed during the first quarter. During the three months ended June 30, 2025, we incurred additional capital losses associated with the disposition of certain assets, resulting in a reversal of the capital gains fee recorded during the first quarter. The capital gains fee, net of any credits that may be granted by our Adviser, is due in arrears at the end of each fiscal year and is subject to further adjustment throughout the remainder of 2025 if and when we dispose of additional assets.
(4)Included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
(5)Included within Notes and bonds payable, net on the Condensed Consolidated Balance Sheets and amortized into Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, were as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Base management fee	$1,990	$2,067
Other, net(1)	56	75
Total due to Adviser	2,046	2,142
Administration fee	572	613
Cumulative accrued but unpaid portion of prior Administration Fees(2)	624	217
Total due to Administrator	1,196	830
Total due to related parties(3)	$3,242	$2,972
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
NOTE 8. COMMITMENTS AND CONTINGENCIES

Litigation
In the ordinary course of business, we may be involved in legal proceedings from time to time. We are not currently subject to any material known or threatened litigation.
NOTE 9. EQUITY
Registration Statement
On March 28, 2023, we filed a universal shelf registration statement on Form S-3, as amended (File No. 333-270901), with the SEC (the “2023 Registration Statement”). The 2023 Registration Statement, which was declared effective by the SEC on April 13, 2023, permits us to issue up to an aggregate of $1.5 billion in securities consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more securities. Through June 30, 2025, we have issued a total of 176,195 shares of Series E Preferred Stock for gross proceeds of approximately $4.4 million and 470,676 shares of common stock for gross proceeds of approximately $6.8 million under the 2023 Registration Statement.
Equity Issuances
Series E Preferred Stock
On November 9, 2022, we filed a prospectus supplement with the SEC for a continuous public offering (the “Series E Offering”) of up to 8,000,000 shares of our Series E Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share. See Note 7, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series E Offering.
No shares of the Series E Preferred Stock were sold during either of the three or six months ended June 30, 2025. The following table provides information on sales of our Series E Preferred Stock during the three and six months ended June 30, 2024 (dollars in thousands, except per-share amounts):

	Three months ended June 30,	Six Months Ended June 30,
	2024	2024
Number of shares sold	800	12,140
Weighted-average offering price per share	$25.00	$25.00
Gross proceeds	$20	$304
Net proceeds(1)	$18	$273
(1)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.
In addition, during the three and six months ended June 30, 2025, 800 shares of Series E Preferred Stock were tendered for optional redemption, which we satisfied with an aggregate cash payment of approximately $18,000. No shares of the Series E Preferred Stock were tendered for optional redemption during either of the three or six months ended June 30, 2024.
The Series E Offering will terminate on the date (the “Series E Termination Date”) that is the earlier of (i) December 31, 2025 (unless terminated or extended by our Board of Directors) and (ii) the date on which all 8,000,000 shares of Series E Preferred Stock offered in the Series E Offering are sold. There is currently no public market for our shares of Series E Preferred Stock. We intend to apply to list the Series E Preferred Stock on Nasdaq or another national securities exchange within one calendar year of the Series E Termination Date; however, there can be no assurance that a listing will be achieved in such timeframe, or at all.
Common Stock—At-the-Market Program
We have entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Virtu Americas LLC and Ladenburg & Co. Inc. (each a “Sales Agent”), that, as amended, currently permit us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $500.0 million (the “ATM Program”). We did not sell any shares of common stock under the ATM Program during any of the three or six months ended June 30, 2025 or 2024.
Repurchase Program

On May 17, 2024, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our 6.00% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) and up to $35.0 million of our 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) (collectively, the “2024 Repurchase Program”). The Board’s authorization of the 2024 Repurchase Program expired on May 17, 2025.
No shares of Series B Preferred Stock or Series C Preferred Stock were repurchased during either of the three or six months ended June 30, 2025. The following table summarizes repurchase activity under the 2024 Repurchase Program during the three and six months ended June 30, 2024 (dollars in thousands, except per-share amounts):

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
Subsequent to June 30, 2025, our Board of Directors approved a new share repurchase program for the Series B Preferred Stock and the Series C Preferred Stock; see Note 12, “Subsequent Events—Repurchase Program,” for information on this repurchase program.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of both June 30, 2025, and December 31, 2024, we owned 100.0% of the outstanding OP Units.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the three and six months ended June 30, 2025 and 2024 are reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Issuance	2025	2024	2025	2024
Series B Preferred Stock	$0.375	$0.375	$0.750	$0.750
Series C Preferred Stock	0.375	0.375	0.750	0.750
Series D Term Preferred Stock(1)	0.312501	0.312501	0.625002	0.625002
Series E Term Preferred Stock	0.312501	0.312501	0.625002	0.625002
Common Stock	0.1401	0.1398	0.2802	0.2793
(1)Dividends are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. LEASE REVENUES
The following table sets forth the components of our lease revenue for the three and six months ended June 30, 2025 and 2024 (dollars in thousands, except for footnotes):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed lease payments(1)	$12,121	$20,068	$26,049	$39,666
Variable lease payments(2)	175	1,202	3,049	1,430
Lease revenue, net(3)	$12,296	$21,270	$29,098	$41,096

(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three and six months ended June 30, 2025, we recorded participation rents of approximately $142,000 and $606,000, respectively, and reimbursements of certain property operating expenses by tenants of approximately $33,000 and $63,000, respectively. In addition, during the three months ended March 31, 2025, we recorded a lease termination fee of approximately $2.4 million. During the three and six months ended June 30, 2024, we recorded participation rents of approximately $1.1 million during each period, reimbursements of certain property operating expenses by tenants of approximately $78,000 and $311,000, respectively, and late fees of approximately $7,000 during each period.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 11. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024, computed using the weighted average number of common shares outstanding during the respective periods.

(Dollars in thousands, except per-share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income attributable to common stockholders	$(13,880)	$(6,654)	$(4,774)	$795
Weighted average shares of common stock outstanding – basic and diluted	36,184,658	35,838,442	36,184,658	35,838,442
(Loss) income per common share – basic and diluted	$(0.38)	$(0.19)	$(0.13)	$0.02
NOTE 12. SUBSEQUENT EVENTS
Repurchase Program
On July 11, 2025, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our Series B Preferred Stock and up to $35.0 million of our Series C Preferred Stock (collectively, the “2025 Repurchase Program”). The Board’s authorization of the 2025 Repurchase Program may be suspended at any time, does not obligate us to acquire any particular amount of securities, and expires on July 10, 2026. Under the 2025 Repurchase Program, repurchases are intended to be implemented through open market transactions on U.S. exchanges and/or privately-negotiated transactions facilitated by a third-party broker acting as agent for us in accordance with applicable securities laws. Any repurchases will be made during applicable trading window periods or pursuant to Rule 10b5-1 trading plans.
Financing Activity
Debt Activity—Loan Repayments
Subsequent to June 30, 2025, we repaid a $10.4 million bond upon maturity. The bond bore interest at a stated rate of 4.45%.
Distributions
On July 10, 2025, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	July 21, 2025	July 31, 2025	$0.125
	August 20, 2025	August 29, 2025	0.125
	September 22, 2025	September 30, 2025	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	July 21, 2025	July 31, 2025	$0.125
	August 20, 2025	August 29, 2025	0.125
	September 22, 2025	September 30, 2025	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	July 21, 2025	July 31, 2025	$0.104167
	August 20, 2025	August 29, 2025	0.104167
	September 22, 2025	September 30, 2025	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Series E Preferred Stock:	July 25, 2025	August 4, 2025	$0.104167
	August 27, 2025	September 5, 2025	0.104167
	September 24, 2025	October 3, 2025	0.104167
Total Series E Preferred Stock Distributions:			$0.312501

Common Stock:	July 21, 2025	July 31, 2025	$0.0467
	August 20, 2025	August 29, 2025	0.0467
	September 22, 2025	September 30, 2025	0.0467
Total Common Stock Distributions			$0.1401

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provide,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely,” “appear,” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and/or our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q (this “Quarterly Report”), except as required by law.
This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We have not independently verified the information contained in such sources.
All references to “we,” “our,” “us” and the “Company” in this Quarterly Report mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term refers only to Gladstone Land Corporation.
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is primarily engaged in owning and leasing farmland, including through lease structures that occasionally include a variable rent component based on the gross revenues generated from certain farms in lieu of fixed base rent. From time to time, and on a temporary basis, we may also directly operate certain of our farms via management agreements with third-party operators and/or through a taxable REIT subsidiary (“TRS”). We currently own 150 farms totaling 103,001 acres across 15 states in the U.S. and 55,306 acre-feet of water assets in California. In addition, two of our properties (comprising four farms) are currently being directly operated.
We conduct substantially all of our activities through, and all of our properties are held, directly or indirectly, by Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns, directly or indirectly, 100.0% of the units of limited partnership interest in the Operating Partnership (“OP Units”). In addition, we have elected for Gladstone Land Advisers, Inc. (“Land Advisers”), an indirect wholly-owned subsidiary of ours, to be treated as a TRS.
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
The following table summarizes the different geographic locations (by state) of our farms owned as of and during the six months ended June 30, 2025 and 2024 (dollars in thousands):

	As of and For the Six Months Ended June 30, 2025					As of and For the Six Months Ended June 30, 2024
State	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,845	33.8%	$17,117	58.8%	63	34,844	31.2%	$27,628	67.2%
Florida	20	13,090	12.7%	4,708	16.2%	25	18,720	16.7%	6,065	14.7%
Washington	6	2,520	2.4%	2,181	7.5%	6	2,520	2.2%	2,124	5.2%
Arizona	6	6,320	6.1%	1,169	4.0%	6	6,320	5.6%	1,138	2.8%
Colorado	12	32,773	31.8%	1,040	3.6%	12	32,773	29.3%	1,322	3.2%
Oregon	6	898	0.9%	841	2.9%	6	898	0.8%	1,133	2.7%
Michigan	12	1,245	1.2%	551	1.9%	9	7,782	7.0%	314	0.8%
Nebraska	7	5,223	5.1%	644	2.2%	23	1,892	1.7%	495	1.2%
Texas	1	3,667	3.6%	265	0.9%	1	3,667	3.3%	225	0.5%
Maryland	6	987	1.0%	241	0.8%	6	987	0.9%	230	0.6%
South Carolina	3	597	0.6%	122	0.4%	3	597	0.5%	122	0.3%
Georgia	2	230	0.2%	112	0.4%	2	230	0.2%	112	0.3%
New Jersey	3	116	0.1%	68	0.2%	3	116	0.1%	66	0.2%
Delaware	1	180	0.2%	39	0.2%	1	180	0.2%	38	0.1%
North Carolina	2	310	0.3%	—	—%	2	310	0.3%	84	0.2%
TOTALS	150	103,001	100.0%	$29,098	100.0%	168	111,836	100.0%	$41,096	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Our lease agreements will generally include one of the following rental structures: (i) fixed base cash rents, (ii) fixed base cash rents, plus a variable component, referred to as “participation rents,” based on the gross revenues generated from the respective farms, or, to a lesser extent, (iii) no fixed base cash rents (or, in certain cases, a cash allowance to cover certain operating or capital costs), in exchange for a significantly higher share of participation rents. Fixed base cash rent is generally payable to us in advance on an annual, semi-annual, or quarterly basis, with such rent typically subject to periodic escalation clauses as set forth within the lease, while participation rent is generally payable to us annually, with the majority of it coming in the fourth quarter of each fiscal year. Currently, 92 of our farms are leased on a pure, triple-net basis, 46 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, or insurance costs), 4 farms are direct-operated, and 5 farms are vacant. Additionally, 24 of our farms are leased under agreements that include participation rents, though such leases often include a guarantee of a minimum amount of rental income.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of June 30, 2025 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring / Expired Leased Acreage	% of Total Acreage	Lease Revenue for the Six Months Ended June 30, 2025		% of Total Lease Revenue
2025	14	15,002	14.6%	$(2,777)	(2)	(9.5)%
2026	9	9,505	9.2%	1,589		5.5%
2027	9	8,497	8.3%	4,724		16.2%
2028	12	4,982	4.8%	2,167		7.4%
2029	7	1,973	1.9%	1,591		5.5%
Thereafter	40	53,750	52.2%	17,036		58.5%
Other(3)	11	31	—%	289		1.0%
Terminated/expired leases and sold properties(4)	—	9,261	9.0%	4,479		15.4%
Totals	102	103,001	100.0%	$29,098		100.0%
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
(4)Includes lease revenues of approximately $3.9 million from nine farms on which the respective leases expired and which are currently either direct-operated or vacant, approximately $526,000 from two farms that were held for sale at June 30, 2025, and are expected to be sold during the three months ending September 30, 2025, and approximately $7,000 from seven farms sold during the three months ended March 31, 2025.
We are currently exploring a variety of options with certain of our 2025 lease expirations, including negotiating lease terms with existing and prospective new tenants and discussing sale options with prospective buyers. In addition, while we seek to lease all properties under traditional leases that involve a certain level of fixed base rent, with respect to expirations on certain western permanent crop farms, we may decide to continue with an adjusted lease structure that involves a reduced base rent amount (or none) and/or, in certain cases, a cash lease incentive, in exchange for an increased level of participation rents, or we may decide to continue to operate certain of these properties ourselves via third-party management agreements. Regarding all vacancies and upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Business Environment
Impact of Inflation, Interest Rates, and Tariffs and Trade
Inflation
According to the U.S. Bureau of Labor Statistics, the consumer price index (“CPI”) rose at an annual rate of 2.7% through June 30, 2025, continuing the downward trend from the inflation peak in mid-2022. Food price increases have also slowed but remain elevated, with the overall food category rising at an annual rate of 3.0% over the same period. Notably, over the past three years, food prices have risen by 11.3%, outpacing the overall CPI increase of 8.9%. While high input costs remain a concern for farm operators, we believe these costs will be somewhat offset if food prices continue to match or exceed the inflation rate.
Interest Rates
The Federal Reserve initiated a brief rate-cutting cycle in September 2024—its first in over four years—lowering the benchmark federal funds rate by a total of 100 basis points before pausing in December 2024. Since then, stronger-than-anticipated economic data, particularly in the labor market and consumer spending, combined with ongoing uncertainty regarding the scope and impact of newly-imposed tariffs, have reignited inflationary concerns. As a result, the Federal Reserve has held rates steady, and U.S. Treasury yields have remained elevated, with the 10-year Treasury consistently trading above 4.4% in recent months. Although earlier expectations called for multiple rate cuts in 2025, the timing and pace of any future monetary easing remain highly uncertain. Continued volatility in the interest rate environment has sustained upward pressure on long-term financing costs, which may constrain our ability to pursue new farmland acquisitions on favorable terms.
Currently, over 99.9% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.39% for another 3.3 years. As a result, our existing debt portfolio has been largely insulated from the rise in interest rates in recent years, and we believe we are well-protected against the potential for prolonged elevated interest rates and future rate increases.
Tariffs and Trade

Ongoing trade tensions and the implementation of new tariffs continue to introduce uncertainty into U.S. agricultural exports markets. Certain crops grown on our farms, including almonds and pistachios, are particularly exposed to these risks, as approximately 60% to 80% of U.S.-produced almonds and pistachios are exported annually. In contrast, crops with strong domestic demand, such as fresh produce (including berries and vegetables), are generally less affected by trade-related disruptions.
Although international trade developments have affected sentiment in export-oriented crop markets, pricing for almonds and pistachios continues to be primarily driven by fundamental supply and demand dynamics. The USDA’s most recent Almond Objective Forecast projects a larger-than-expected harvest for 2025, which initially exerted downward pressure on prices. However, market pricing has since partially rebounded, and almond prices remain above levels observed at this time last year. As we move into harvest, further clarity is expected regarding the forecast’s accuracy and its impact on overall pricing.
Pistachios continue to experience strong international demand, although limited inventory has constrained current market activity. Demand for pistachio-based ingredients is also rising, driven by broader consumer trends and international market growth. The 2025 U.S. pistachio crop is projected to be the largest on record, fueled by an increase in bearing acreage. While this expansion is expected to continue in the near term as existing plantings mature, the pace of new orchard development has slowed in recent years, a trend we expect will persist.
We continue to monitor tariff discussions and trade policy developments closely, but the full impact on crop prices and grower economics remains uncertain. Prolonged disruptions to export markets could impact lease structures and participation rent levels on the affected farms. Additionally, significant increases in tariffs or unfavorable trade terms for almonds or pistachios could lead to us allocating additional capital to support crop production under certain lease agreements, in exchange for higher participation rents.
Another key factor impacting export demand is the strength of the U.S. dollar. A weaker dollar enhances the global competitiveness of U.S. agricultural exports, which may help offset any adverse effects of tariffs and trade constraints and potentially drive increased demand for domestically-grown products.
California Water Outlook
The 2024-2025 water year has followed a typical “La Niña” weather pattern, bringing above-average precipitation to Northern California and drier conditions in the southern part of the state. Northern California experienced multiple atmospheric river events during the winter, resulting in substantial rainfall and snowpack accumulation. In contrast, portions of Southern California continue to experience varying degrees of drought.
This marks the third consecutive year of average or above-average precipitation statewide. Notably, late-season storms extended peak snowpack accumulation beyond the historical April 1 benchmark, providing strong snowmelt runoff through the spring and into early summer. Reservoir levels across the state remain above historical norms, contributing to favorable surface water allocations from both State and Federal water systems. Periods of surplus surface water often result in increased availability of lower-cost water from purveyors, and we continue to monitor such opportunities as part of our long-term water procurement strategy.
The sustained wet conditions have also positively impacted our permanent crop assets by contributing to groundwater recharge and improving root zone moisture content. To date, we have not observed any signs of water-related stress in our permanent plantings, which appear healthy and well-positioned for the upcoming growing season.
At the same time, the ongoing phased implementation of California’s Sustainable Groundwater Management Act (“SGMA”) continues to impose groundwater pumping restrictions across the state. In response, we are actively evaluating and participating in supplemental water initiatives aimed at mitigating the impact of SGMA-related curtailments. These initiatives include floodwater capture and storage projects, voluntary fallowing programs, and strategic investments in water infrastructure to ensure long-term access to reliable water supplies.
Recent Developments
Portfolio Activity—Existing Properties
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since April 1, 2025, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
CA & CO	4	17,508	$1,837	2	2 / 2 / 0	$2,006	9.4	2	2 / 2 / 0
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
Vacant, Direct-operated, and Non-accrual Properties
During all or a portion of the six months ended June 30, 2025, we had 17 farms that were either vacant, direct-operated through third-party management agreements, or on which lease revenues were recognized on a cash basis (due to credit issues with certain tenants leading us to determine that full collectability of the remaining rental payments under the respective leases was not probable). During the six months ended June 30, 2025, we recorded lease revenue from these farms of approximately $3.5 million (including a lease termination fee of approximately $2.4 million and accelerated rental revenue of approximately $629,000 due to an early lease termination), as compared to approximately $3.9 million during the prior-year period.
During and since the six months ended June 30, 2025, we entered into new agreements on certain of these farms. As such, currently, five farms remain vacant, four farms are direct-operated, and seven farms (leased to four different tenants) are on non-accrual status.
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
Financing Activity
Debt Activity
From April 1, 2025, through the date of this filing, we entered into the following loan agreement (dollars in thousands):

Lender	Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
MetLife	4/11/2025	$10,600	2/15/2030	28.6 years	6.31%	Fixed through 2/14/2028; variable thereafter
(1)The majority of proceeds from this loan were used to repay a $10.3 million maturing loan that bore interest at 3.85%.
In connection with securing the above borrowings, Gladstone Securities LLC (“Gladstone Securities”), an affiliate of ours, earned total financing fees of approximately $15,000.
In addition, from April 1, 2025, through the date of this filing, we repaid approximately $20.7 million of maturing loans that, on a weighted-average basis, bore interest at a stated rate of 4.15%.
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
Advisory Agreement

Pursuant to the Advisory Agreement, our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. The base management and incentive fees are described below. For information on the termination fee, refer to Note 7, “Related-Party Transactions—Our Adviser and Administrator—Advisory Agreement,” within the accompanying notes to our condensed consolidated financial statements.
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
Capital Gains Fee
Pursuant to the Advisory Agreement, a capital gains fee is calculated and payable in arrears at the end of each fiscal year (or upon termination of the Advisory Agreement). The capital gains fee shall equal: (i) 15% of the cumulative aggregate realized capital gains minus the cumulative aggregate realized capital losses, minus (ii) any aggregate capital gains fees paid in prior periods. For purposes of this calculation, realized capital gains and losses will be calculated as (x) the sales price of the property, minus (y) any costs to sell the property and the then-current gross value of the property (which includes the property’s original acquisition price plus any subsequent, non-reimbursed capital improvements). At the end of each fiscal year, if this figure is negative, no capital gains fee shall be paid.
Administration Agreement
Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer, co-general counsels and co-secretaries (Mr. LiCalsi also serves as our Administrator’s president, co-general counsel, and co-secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses is generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements.
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2025.
RESULTS OF OPERATIONS

For the purposes of the following discussions on certain operating revenues and expenses, same-property basis represents properties we owned for the entirety of the respective comparative periods presented.
With regard to the comparison between both the three and six months ended June 30, 2025 and 2024:
•We owned 150 farms as of June 30, 2025, that are considered our same-property portfolio. Same-property occupancy (including farms that were direct-operated or on non-accrual status) decreased approximately 3.4% to 95.9% as of June 30, 2025, compared to 99.3% as of June 30, 2024.
◦Included within our same-property portfolio are farms that were vacant, direct-operated, or on non-accrual status during all or a portion of the periods presented.
▪For the three months ended June 30, 2025, we had 16 farms that were vacant, direct-operated, or on non-accrual status, as compared to 8 farms in the prior-year period.
▪For the six months ended June 30, 2025, we had 17 farms that were vacant, direct-operated, or on non-accrual status, as compared to 9 farms in the prior-year period.
•From January 1, 2024, through June 30, 2025, we did not acquire any new farms and disposed of 19 farms.
A comparison of results of components comprising our operating income for the three and six months ended June 30, 2025 and 2024 is below (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$12,121	$20,068	$(7,947)	(39.6)%
Variable lease payments – participation rents	142	1,117	(975)	(87.3)%
Variable lease payments – tenant reimbursements and other	33	85	(52)	(61.2)%
Total lease revenue	12,296	21,270	(8,974)	(42.2)%
Other operating revenue	—	27	(27)	(100.0)%
Total operating revenues	12,296	21,297	(9,001)	(42.3)%
Operating expenses:
Depreciation and amortization	8,374	8,813	(439)	(5.0)%
Property operating expenses	1,242	1,219	23	1.9%
Base management fee, net of capital gains fee credit	1,802	2,076	(274)	(13.2)%
Administration fee	572	553	19	3.4%
General and administrative expenses	520	772	(252)	(32.6)%
Total operating expenses	12,510	13,433	(923)	(6.9)%
Operating (loss) income	$(214)	$7,864	$(8,078)	(102.7)%

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$26,049	$39,666	$(13,617)	(34.3)%
Variable lease payments – participation rents	606	1,112	(506)	(45.5)%
Variable lease payments – tenant reimbursements and other	63	318	(255)	(80.2)%
Lease termination income, net	2,380	—	2,380	NM
Total lease revenues	29,098	41,096	(11,998)	(29.2)%
Other operating revenues	1	453	(452)	(99.8)
Total operating revenues	29,099	41,549	(12,450)	(30.0)%
Operating expenses:
Depreciation and amortization	16,803	17,602	(799)	(4.5)%
Property operating expenses	2,370	2,096	274	13.1%
Base management fee, net of capital gains fee credit	4,048	4,233	(185)	(4.4)%
Administration fee	1,213	1,156	57	4.9%
General and administrative expenses	1,203	1,337	(134)	(10.0)%
Total operating expenses	25,637	26,424	(787)	(3.0)%
Operating income	$3,462	$15,125	$(11,663)	(77.1)%
NM = Not Meaningful
Operating Revenues
Lease revenue
The following table provides a summary of our lease revenues during the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Same-property basis:
Fixed lease payments	$12,121	$19,597	$(7,476)	(38.1)%	$26,042	$38,987	$(12,945)	(33.2)%
Participation rents	142	1,117	(975)	(87.3)%	606	1,112	(506)	(45.5)%
Lease termination and other income	—	7	(7)	(100.0)%	2,380	7	2,373	NM
Total – Same-property basis	12,263	20,721	(8,458)	(40.8)%	29,028	40,106	(11,078)	(27.6)%
Properties acquired or disposed of:
Fixed lease payments	—	471	(471)	(100.0)%	7	679	(672)	(99.0)%
Total – Properties acquired or disposed of	—	471	(471)	(100.0)%	7	679	(672)	(99.0)%
Tenant reimbursements and other(1)	33	78	(45)	(57.7)%	63	311	(248)	(79.7)%
Total Lease revenues	$12,296	$21,270	$(8,974)	(42.2)%	$29,098	$41,096	$(11,998)	(29.2)%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts are also recorded as property operating expenses during the respective periods.
Same-property Basis – 2025 compared to 2024
Lease revenues from fixed lease payments decreased primarily due to the execution of certain lease agreements pursuant to which we agreed to reduce or eliminate the fixed base rent amounts or, in certain cases, provide the tenant with a cash lease incentive, in exchange for significantly increasing the participation rent components in the leases, the majority of which is expected to be realized in the fourth quarter of 2025. The year-over-year decreases in lease revenues were further impacted by certain of our farms that were vacant, direct-operated through third party management agreements, or on which lease revenues were recognized on a cash basis (rather than a straight-line basis), due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues during all or a portion of the three and six months ended June 30, 2025 and 2024.
The decrease in lease revenues from participation rents was primarily attributable to the earlier recognition of amounts related to the 2023 harvest on certain farms, as additional information became available during the three months ended June 30, 2024. This timing shift resulted in the accelerated recognition of certain revenue amounts into the first half of 2024. This decrease was partially offset by increased cash collections from wine grape sales during the six months ended June 30, 2025. We continue to anticipate increased participation rents in the second half of 2025 as a result of modifications to lease structures on certain farms.
During the six months ended June 30, 2025, we received a lease termination payment from an outgoing tenant who leased three of our farms. After applying a portion of the amount towards certain outstanding receivables owed by the same tenant, we recognized additional lease revenue of approximately $2.4 million upon receipt.
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
Other Operating Revenue
Other operating revenue consists of non-lease revenue generated as a result of activities performed on certain of our properties. During the three and six months ended June 30, 2024, we recognized approximately $27,000 and $453,000, respectively, of non-cash revenue associated with the transfer and storing of surplus water on behalf of a government municipality using a groundwater recharge facility constructed on one of our farms. See Note 4, “Investments in Water Assets,” within the accompanying notes to our condensed consolidated financial statements for further discussion.
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
Property operating expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expenses, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property-operating expenses recorded during the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Same-property basis	$1,198	$1,015	$183	18.0%	$2,283	$1,633	$650	39.8%
Properties acquired or disposed of	—	104	(104)	(100.0)%	6	135	(129)	(95.6)%
Tenant-reimbursed property operating expenses(1)	44	100	(56)	(56.0)%	81	328	(247)	(75.3)%
Total Property operating expenses	$1,242	$1,219	$23	1.9%	$2,370	$2,096	$274	13.1%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.
Same-property Basis – 2025 compared to 2024
Property operating expenses increased primarily due to additional costs incurred related to certain farms that were vacant, direct-operated, or on non-accrual status. These costs included additional property taxes and other operating expenses (for which the prior tenants were previously responsible), legal fees incurred in connection with rent collection and lease termination efforts, and legal and other costs related to setting up direct farming operations on certain of our farms. During both the three and six months ended June 30, 2025, we also incurred additional legal fees and other costs in connection with protecting water rights on certain farms in California.
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
Related-Party Fees
The following table provides the calculations of the base management, incentive, and capital gains fees (as applicable) due to our Adviser pursuant to the Advisory Agreement for the three and six months ended June 30, 2025 and 2024 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 7, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

	Quarter Ended		Year to Date
	March 31	June 30
2025 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,372,260	$1,326,588
Quarterly rate	0.150%	0.150%
Base management fee(3)	$2,058	$1,990	$4,048

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$318,209	$322,245

First hurdle quarterly rate	1.750%	1.750%
First hurdle threshold	$5,569	$5,639

Second hurdle quarterly rate	2.1875%	2.1875%
Second hurdle threshold	$6,961	$7,049

Pre-Incentive Fee FFO(1)	$2,139	$(3,346)

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—
Total Incentive fee(3)	$—	$—	$—

Capital Gains Fee:
Aggregate net realized capital gains(1)	$5,443	$2,769
Capital gains fee rate	15.0%	15.0%
Cumulative capital gains fee	$816	$415
Less capital gains fees recorded in prior periods(4)	$(628)	$(628)
Total Capital Gains Fee(3)(5)	$188	$(188)	$—

Total fees due to Adviser	$2,246	$1,802	$4,048

2024 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,437,812	$1,384,228
Quarterly rate	0.150%	0.150%
Base management fee(3)	$2,157	$2,076	$4,233

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$344,128	$346,578

First hurdle quarterly rate	1.750%	1.750%
First hurdle threshold	$6,022	$6,065

Second hurdle quarterly rate	2.1875%	2.1875%
Second hurdle threshold	$7,528	$7,581

Pre-Incentive Fee FFO(1)	$5,988	$4,974

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—
Total Incentive fee(3)	$—	$—	$—

Total fees due to Adviser	$2,157	$2,076	$4,233
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
(5)The capital gains fee is due annually in arrears and is subject to further adjustment throughout the remainder of 2025 if and when we dispose of additional assets. During the second quarter of 2025, we incurred additional losses associated with the disposition of certain assets, resulting in a reversal of the capital gains fee recognized during the first quarter.
The base management fee decreased primarily due to the disposition of 19 farms since December 31, 2023.
No incentive fee was earned by our Adviser during the three or six months ended June 30, 2025 or 2024, as our Pre-Incentive Fee FFO did not exceed the required hurdle rate in any period.

During the three months ended March 31, 2025, our Adviser earned a capital gains fee, driven by the gains recognized on the sale of seven farms completed during the first quarter. During the three months ended June 30, 2025, we incurred additional capital losses associated with the disposition of certain assets, resulting in a reversal of the capital gains fee recorded during the first quarter. The capital gains fee, net of any credits that may be granted by our Adviser, is due in arrears at the end of each fiscal year and is subject to further adjustment throughout the remainder of 2025 if and when we dispose of additional assets.
The administration fee paid to our Administrator increased primarily due to us using a higher overall share of our Administrator’s resources in relation to those used by affiliated companies serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses decreased during each of the three and six months ended June 30, 2025, primarily due to a decrease in professional fees (driven by lower consulting fees) and, for the three months ended June 30, 2025, a decrease in stockholder-related expenses related to the annual stockholders’ meeting.
A comparison of results of other components contributing to net (loss) income attributable to common stockholders for the three and six months ended June 30, 2025 and 2024 is below (dollars in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Operating (loss) income	$(214)	$7,864	$(8,078)	(102.7)%
Other (expense) income:
Other income	267	497	(230)	(46.3)%
Interest expense	(4,976)	(5,535)	559	(10.1)%
Dividends declared on cumulative term preferred stock	(755)	(755)	—	—%
Loss on dispositions of real estate assets, net	(2,149)	(2,800)	651	(23.3)%
Property and casualty loss, net	—	(9)	9	(100.0)%
Loss from investments in unconsolidated entities	(51)	(85)	34	(40.0)%
Total other expense, net	(7,664)	(8,687)	1,023	(11.8)%
Net loss	(7,878)	(823)	(7,055)	857.2%
Aggregate dividends declared on and gain recognized on extinguishment of cumulative redeemable preferred stock, net	(6,002)	(5,831)	(171)	2.9%
Net loss attributable to common stockholders	$(13,880)	$(6,654)	$(7,226)	108.6%

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Operating income	$3,462	$15,125	$(11,663)	(77.1)%
Other (expense) income:
Other income	2,219	2,925	(706)	(24.1)%
Interest expense	(10,154)	(11,090)	936	(8.4)%
Dividends declared on cumulative term preferred stock	(1,509)	(1,509)	—	—%
Gain on dispositions of real estate assets, net	13,261	7,473	5,788	77.5%
Property and casualty recovery (loss), net	137	(9)	146	(1,622.2)%
Loss from investments in unconsolidated entities	(186)	(171)	(15)	8.8%
Total other income (expense), net	3,768	(2,381)	6,149	(258.3)%
Net income	7,230	12,744	(5,514)	(43.3)%
Aggregate dividends declared on and gain recognized on extinguishment of cumulative redeemable preferred stock, net	(12,004)	(11,949)	(55)	0.5%
Net (loss) income attributable to common stockholders	$(4,774)	$795	$(5,569)	(700.5)%
Other (Expense) Income

Other income generally consists of interest patronage received from Farm Credit (as defined in Note 5, “Borrowings,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments. Other income decreased primarily due to less interest earned on short-term investments and a decrease in interest patronage received from Farm Credit (primarily due to decreased borrowings from Farm Credit).
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
Interest expense decreased primarily due to a decrease in overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our cumulative term preferred stock) outstanding for the three and six months ended June 30, 2025, was approximately $499.8 million and $503.8 million, respectively, as compared to approximately $553.5 million and $555.5 million for the respective prior-year periods. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the weighted-average interest rate charged on our aggregate borrowings for the three and six months ended June 30, 2025, was 3.81% and 3.80%, respectively, as compared to 3.83% and 3.82% for the respective prior-year periods.
During the six months ended June 30, 2025, we recorded a net capital gain, driven by the sale of five farms in Florida and two farms in Nebraska, which, after accounting for closing costs, resulted in an aggregate net gain of approximately $15.7 million. During the six months ended June 30, 2024, we recorded a net capital gain, driven by the sale of a large farm in Florida, which, after accounting for closing costs, resulted in a net gain of approximately $10.4 million. These net gains were partially offset by losses recorded during each of the three and six months ended June 30, 2025 and 2024, related to the removal of some permanent plantings and the disposal of certain irrigation and other improvements on certain of our farms.
The property and casualty recovery recorded during the six months ended June 30, 2025, was the result of an adjustment to the original property and casualty loss recorded during the year ended December 31, 2024, due to damage caused to certain permanent plantings on a farm in Georgia due to Hurricane Helene. After further inspection of the property, it was determined that the damage was not as extensive as originally estimated, resulting in an adjustment to our original estimate.
During the three and six months ended June 30, 2025, we recognized a loss from investments in unconsolidated entities of ours that convey water to certain of our farms of approximately $51,000 and $186,000, respectively, as compared to $85,000 and $171,000 for the respective prior-year periods. The fluctuations in revenue and expense attributable to these unconsolidated entities is primarily driven by miscellaneous property operating costs incurred by these unconsolidated entities and the respective properties’ reimbursements of such costs incurred.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under our credit facility with Metropolitan Life Insurance Company (“MetLife”)), and issuances of additional equity securities. Our current available liquidity is approximately $153.6 million, consisting of approximately $7.3 million in cash on hand and, based on the current level of collateral pledged, approximately $146.3 million of availability under our credit facility with MetLife (subject to compliance with covenants) and other undrawn lines of credit, notes, or bonds. In addition, we currently have certain properties recently valued at a total of approximately $167.3 million that are unencumbered and eligible to be pledged as collateral.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.39% for another 3.3 years. In addition, the weighted-average remaining term of our notes and bonds payable is approximately 7.3 years. As such, with respect to our current borrowings, we have experienced minimal impact from increased interest rates in recent years, and we believe we are well-protected against a prolonged high rate environment. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near- and long-term debt obligations and operating expenses.
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
In the near term, we believe that our current and short-term cash resources will be sufficient to service our debt, fund our operating costs, pay dividends on our currently-designated preferred securities, and fund our distributions to common stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including capacity under current lines of credit, long-term mortgage indebtedness and bond issuances, future equity issuances (including, but not limited to, shares of our 5.00% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”), OP Units through our Operating Partnership as consideration for future acquisitions, and shares of common stock through our ATM Program), and other secured and unsecured borrowings.
As opportunities arise, we intend to use a significant portion of any future available liquidity to purchase additional farms and farm-related assets. We continue to actively seek and evaluate acquisitions of additional farms and farm-related assets that satisfy our investment criteria; however, all potential acquisitions will be subject to our due diligence investigation of such properties, and there can be no assurance that we will be successful in identifying or acquiring any properties in the future.
Operating Commitments and Obligations
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as of June 30, 2025 (dollars in thousands):

Farm Location(s)	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Net Amount Expended or Accrued as of June 30, 2025
Monterey, CA	329	1,100	(2)	Q4 2025	30
Ventura, CA	402	1,000	(2)	Q4 2025	468
Hartley, TX	2,219	1,300	(2)	Q4 2030	982
Franklin & Grant, WA, & Umatilla, OR	1,126	4,203	(2)	Q4 2032	3,396
Wicomico & Caroline, MD, and Sussex, DE	833	155		Q3 2034	58
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
In connection with certain farms acquired through a leasehold interest, we assumed certain ground lease arrangements under which we are the lessee. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of June 30, 2025, are as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining six months ending December 31:	2025	$40
For the fiscal years ending December 31:	2026	100
	2027	100
	2028	100
	2029	100
	Thereafter	756
Total undiscounted lease payments		1,196
Less: imputed interest		(426)
Present value of lease payments		$770
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense of approximately $26,000 and $53,000 during the three and six months ended June 30, 2025, respectively, and approximately $26,000 and $52,000 during the three and six months ended June 30, 2024, respectively.
Cash Flow Resources

The following table summarizes total net cash flows from operating, investing, and financing activities for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net change in cash from:
Operating activities	$8,416	$19,333	$(10,917)	(56.5)%
Investing activities	57,395	61,678	(4,283)	(6.9)%
Financing activities	(53,605)	(49,825)	(3,780)	7.6%
Net change in Cash and cash equivalents	$12,206	$31,186	$(18,980)	(60.9)%
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
Cash provided by operating activities decreased primarily due to the disposition of a large farm in Florida in January 2025 and a reduction in cash received from fixed lease payments, primarily attributable to the execution of certain lease agreements, pursuant to which we agreed to reduce or eliminate the fixed base rent amounts or, in certain instances, provided certain cash allowances to tenants, in exchange for increasing the participation rent components in the leases, the results of which will not be known until the fourth quarter of 2025 or later. This decrease was partially offset by an increase in cash payments received for participation rents, as well as decreases in cash payments made for the acquisition of water assets, related-party fees, and interest payments made.
Investing Activities
The change in cash from investing activities was primarily due to additional capital expenditures spent on certain of our farms during the current year, as well as slightly less proceeds received from property sales during the current year. During the six months ended June 30, 2025, we sold five farms in Florida and two farms in Nebraska for aggregate net proceeds (after closing costs) of approximately $62.0 million. During the six months ended June 30, 2024, we sold one farm in Florida for aggregate net proceeds (after closing costs) of approximately $64.0 million.
Financing Activities
The change in cash from financing activities was primarily due to an increase in aggregate debt repayments of approximately $6.4 million, partially offset by a decrease in cash paid for redemptions of certain preferred securities of approximately $2.9 million.
Debt Capital
MetLife Facility
As amended, our credit facility with MetLife currently consists of $75.0 million of revolving equity lines of credit and an aggregate of $175.0 million of term notes (the “MetLife Facility”). We currently have $200,000 outstanding under the lines of credit and $35.6 million outstanding on the term notes. While $214.2 million of the full commitment amount under the MetLife Facility remains undrawn, based on the level of collateral pledged, we currently have approximately $110.6 million of availability under the MetLife Facility. The revolving equity lines of credit mature on December 15, 2033, and the draw period for both term notes expires on December 31, 2026, after which MetLife has no obligation to disburse any additional undrawn funds under the term notes.
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
Farm Credit and Other Lenders

Since September 2014, we have closed on multiple loans with various different Farm Credit associations (for additional information on these associations, see Note 5, “Borrowings,” within the accompanying notes to our condensed consolidated financial statements). We also have borrowing relationships with several other agricultural lenders and are continuously reaching out to other lenders to establish prospective new relationships. As such, we expect to enter into additional borrowing agreements with existing and new lenders in connection with certain potential new acquisitions in the future.
Equity Capital
Our 2023 Registration Statement (as defined in Note 9, “Equity—Registration Statement,” within the accompanying notes to our condensed consolidated financial statements) permits us to issue up to an aggregate of $1.5 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $4.4 million of Series E Preferred Stock and $6.8 million of common stock under the 2023 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of June 30, 2025, we did not have any material off-balance sheet arrangements.
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
Diluted funds from operations (“Diluted FFO”), diluted core funds from operations (“Diluted CFFO”), and diluted adjusted funds from operations (“Diluted AFFO”) per share are FFO, CFFO, and AFFO, respectively, divided by the weighted-average number of total shares (including shares of our common stock and, if and when outstanding, OP Units held by non-controlling limited partners) outstanding on a fully-diluted basis during a period. We believe that diluted earnings per share is the most directly-comparable GAAP measure to each of Diluted FFO, CFFO, and AFFO per share. Because many REITs provide Diluted FFO, CFFO, and AFFO per share information to the investment community, we believe these are useful supplemental measures when comparing us to other REITs.
We believe that FFO, CFFO, and AFFO and Diluted FFO, CFFO, and AFFO per share are useful to investors because they provide investors with a further context for evaluating our FFO, CFFO, and AFFO results in the same manner that investors use net income and EPS in evaluating net income.
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and six months ended June 30, 2025 and 2024 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and, if and when outstanding, OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(7,878)	$(823)	$7,230	$12,744
Less: Aggregate dividends declared on and gains on or charges related to extinguishment of cumulative redeemable preferred stock, net(1)	(6,002)	(5,831)	(12,004)	(11,949)
Net (loss) income attributable to common stockholders	$(13,880)	$(6,654)	$(4,774)	$795
Plus: Real estate and intangible depreciation and amortization	8,374	8,813	16,803	17,602
Plus (less): Losses (gains) on dispositions of real estate assets, net	2,149	2,800	(13,261)	(7,473)
Adjustments for unconsolidated entities(2)	11	15	25	38
FFO available to common stockholders	$(3,346)	$4,974	$(1,207)	$10,962
Less: Acquisition- and disposition-related credits, net	(28)	(11)	(7)	(13)
(Less) plus: Other nonrecurring (receipts) charges, net(3)	(188)	48	(15)	61
CFFO available to common stockholders	$(3,562)	$5,011	$(1,229)	$11,010
Net rent adjustment	(153)	(926)	(945)	(1,473)
Plus: Amortization of debt issuance costs	216	223	581	465
Plus (less): Other non-cash charges (receipts), net(4)	49	(605)	178	(1,169)
AFFO available to common stockholders	$(3,450)	$3,703	$(1,415)	$8,833

Weighted-average shares of common stock outstanding—basic and diluted	36,184,658	35,838,442	36,184,658	35,838,442

FFO per weighted-average common share—basic and diluted	$(0.09)	$0.14	$(0.03)	$0.31
CFFO per weighted-average common share—basic and diluted	$(0.10)	$0.14	$(0.03)	$0.31
AFFO per weighted-average common share—basic and diluted	$(0.10)	$0.10	$(0.04)	$0.25

Distributions declared per common share	$0.14	$0.14	$0.28	$0.28
(1)Includes (i) cash dividends paid on our cumulative redeemable preferred stock and (ii) the net gain (loss) recognized as a result of shares of cumulative redeemable preferred stock that were redeemed during the respective periods.
(2)Represents our pro-rata share of depreciation expense recorded in unconsolidated entities during the respective periods.
(3)Consists primarily of (i) net property and casualty losses (recoveries) recorded and the cost of related repairs expensed as a result of damage to improvements on certain of our farms caused by certain non-recurring events, (ii) one-time legal costs incurred related to certain corporate organizational matters, and (iii) the capital gains fee and subsequent adjustment recorded during the six months ended June 30, 2025, which is not due until after the end of the fiscal year and is subject to further adjustment throughout the remainder of the year.
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
Currently, over 99.9% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate (after interest patronage) of 3.39% for another 3.3 years. As such, with respect to our current borrowings, we believe fluctuations in interest rates would have a minimal impact on our net income. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. As of June 30, 2025, the fair value of our fixed-rate borrowings outstanding (excluding our Series D Term Preferred Stock) was approximately $469.5 million.
The following table summarizes the hypothetical change in fair value of our fixed-rate borrowings at June 30, 2025, if market interest rates had been one or two percentage points lower or higher than those rates in place as of June 30, 2025 (dollars in thousands):

Change in Market Interest Rates	Carrying Value(1)	Fair Value	Difference
2% decrease	$498,342	$491,972	$(6,370)
1% decrease	498,342	480,517	(17,825)
No change	498,342	469,521	(28,821)
1% increase	498,342	459,023	(39,319)
2% increase	498,342	448,932	(49,410)
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of our business, we may be involved in various legal proceedings from time to time which we may not consider material. We are not currently subject to any material legal proceedings, nor, to our knowledge, are any such material legal proceedings threatened against us.

Item 1A.	Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The risks previously disclosed in our Form 10-K and Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, financial condition, and/or operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
None. Without limiting the generality of the foregoing, during the three months ended June 30, 2025, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

4.6	Form of Indenture, incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (File No. 333-270901), filed on March 28, 2023.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series E Cumulative Redeemable Preferred Stock as of June 30, 2025 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2025 and 2024; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: August 7, 2025	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: August 7, 2025	By:	/s/ David Gladstone
David Gladstone
President, Chief Executive Officer, and Chairman of the Board of Directors