Form 10-Q
period 2025-09-30
GLADSTONE LAND Corp
filed 2025-11-05
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 4, 2025, was 37,266,833.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Real estate, at cost	$1,311,339	$1,324,632
Less: accumulated depreciation	(190,214)	(167,782)
Total real estate, net	1,121,125	1,156,850
Lease intangibles, net	3,232	3,588
Real estate and related assets held for sale, net	—	46,314
Cash and cash equivalents	11,312	18,275
Investments in water assets	41,530	40,230
Other assets, net	48,579	46,938
TOTAL ASSETS	$1,225,778	$1,312,195

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$200	$3,600
Notes and bonds payable, net	480,156	523,922
Series D cumulative term preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of September 30, 2025, and December 31, 2024	60,238	59,930
Accounts payable and accrued expenses	10,029	18,404
Due to related parties, net	2,694	2,972
Other liabilities, net	10,667	16,185
Total Liabilities	563,984	625,013
Commitments and contingencies (Note 8)
EQUITY:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,340,889 shares authorized, 5,840,889 shares issued and outstanding as of September 30, 2025, and December 31, 2024	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,700,791 shares authorized, 9,954,863 shares issued and outstanding as of September 30, 2025, and December 31, 2024	10	10
Series E cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 15,997,000 shares authorized, 251,036 shares issued and outstanding as of September 30, 2025; 15,998,400 shares authorized, 252,436 shares issued and outstanding as of December 31, 2024	—	—
Common stock, $0.001 par value; 48,361,320 shares authorized, 36,307,401 shares issued and outstanding as of September 30, 2025; 48,359,920 shares authorized, 36,184,658 shares issued and outstanding as of December 31, 2024	36	36
Additional paid-in capital	855,152	854,059
Distributions in excess of accumulated earnings	(198,459)	(174,561)
Accumulated other comprehensive income	5,049	7,632
Total Equity	661,794	687,182
TOTAL LIABILITIES AND EQUITY	$1,225,778	$1,312,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
OPERATING REVENUES:
Lease revenue, net	$17,736	$22,571	$46,835	$63,667
Other operating revenue	49	—	50	453
Total operating revenues	17,785	22,571	46,885	64,120
OPERATING EXPENSES:
Depreciation and amortization	8,395	8,805	25,198	26,407
Property operating expenses	1,383	1,380	3,753	3,476
Base management fee	1,992	2,070	6,040	6,303
Incentive fee	—	109	—	109
Administration fee	650	683	1,863	1,839
General and administrative expenses	556	655	1,760	1,992
Impairment charge	316	2,106	316	2,106
Total operating expenses	13,292	15,808	38,930	42,232
Incentive fee waiver	—	(109)	—	(109)
Total operating expenses, net of credits to fees	13,292	15,699	38,930	42,123
OTHER INCOME (EXPENSE):
Other income	79	370	2,298	3,295
Interest expense	(4,850)	(5,402)	(15,004)	(16,492)
Dividends declared on cumulative term preferred stock	(755)	(755)	(2,264)	(2,264)
Gain (loss) on dispositions of real estate assets, net	3,062	(832)	16,323	6,641
Property and casualty (loss) recovery, net	—	(275)	137	(284)
Gain (loss) from investments in unconsolidated entities	58	28	(128)	(143)
Total other (expense) income, net	(2,406)	(6,866)	1,362	(9,247)
NET INCOME	2,087	6	9,317	12,750
Dividends declared on cumulative redeemable preferred stock	(6,002)	(6,024)	(18,006)	(18,247)
Gain on extinguishment of cumulative redeemable preferred stock, net	—	231	—	505
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,915)	$(5,787)	$(8,689)	$(4,992)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.11)	$(0.16)	$(0.24)	$(0.14)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	36,190,889	35,838,442	36,186,758	35,838,442

NET INCOME	$2,087	$6	$9,317	$12,750
Change in fair value related to interest rate hedging instruments	(409)	(2,565)	(2,583)	(1,591)
COMPREHENSIVE INCOME (LOSS)	$1,678	$(2,559)	$6,734	$11,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2025
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at June 30, 2025	5,840,889	$6	9,954,863	$10	251,636	—	36,184,658	$36	$854,037	$(189,474)	$5,458	$670,073
Redemptions of Series E Preferred Stock, net	—	—	—	—	(600)	—	—	—	(13)	—	—	(13)
Issuance of common stock, net	—	—	—	—	—	—	122,743	—	1,128	—	—	1,128
Net income	—	—	—	—	—	—	—	—	—	2,087	—	2,087
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(6,002)	—	(6,002)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(5,070)	—	(5,070)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	—	—	(409)	(409)
Balance at September 30, 2025	5,840,889	$6	9,954,863	$10	251,036	$—	36,307,401	$36	$855,152	$(198,459)	$5,049	$661,794

	Nine Months Ended September 30, 2025
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2024	5,840,889	$6	9,954,863	$10	252,436	$—	36,184,658	$36	$854,059	$(174,561)	$7,632	$687,182
Issuance of Series E Preferred Stock, net	—	—	—	—	—	—	—	—	(4)	—	—	(4)
Redemptions of Series E Preferred Stock, net	—	—	—	—	(1,400)	—	—	—	(31)	—	—	(31)
Issuance of common stock, net	—	—	—	—	—	—	122,743	—	1,128	—	—	1,128
Net income	—	—	—	—	—	—	—	—	—	9,317	—	9,317
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(18,006)	—	(18,006)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(15,209)	—	(15,209)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	—	—	(2,583)	(2,583)
Balance at September 30, 2025	5,840,889	$6	9,954,863	$10	251,036	$—	36,307,401	$36	$855,152	$(198,459)	$5,049	$661,794

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

The accompanying notes are an integral part of these condensed consolidated financial statements

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,317	$12,750
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,198	26,407
Impairment charge	316	2,106
Amortization of debt issuance costs	801	687
Amortization of deferred rent assets and liabilities, net	9,075	(134)
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	74	69
Loss from investments in unconsolidated entities	128	143
Bad debt expense	106	292
Gain on dispositions of real estate assets, net	(16,323)	(6,641)
Property and casualty (recovery) loss, net	(137)	284
Changes in operating assets and liabilities:
Investments in water assets	(909)	(2,663)
Other assets, net	(12,776)	(6,810)
Accounts payable and accrued expenses	(12,574)	(4,155)
Due to related parties, net	(279)	(1,069)
Other liabilities, net	(5,637)	(3,300)
Net cash (used in) provided by operating activities	(3,620)	17,966
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on existing real estate assets	(6,063)	(3,958)
Proceeds from dispositions of real estate assets, net	82,465	63,997
Net cash provided by investing activities	76,402	60,039
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of lines of credit	(3,400)	—
Borrowings from notes and bonds payable	10,600	—
Repayments of notes and bonds payable	(54,705)	(43,767)
Payments of financing fees	(114)	(23)
Proceeds from issuance of preferred and common equity	1,140	393
Offering costs	(20)	(58)
Redemptions of cumulative redeemable preferred stock	(31)	(6,631)
Dividends paid on cumulative redeemable preferred stock	(18,006)	(18,246)
Distributions paid on common stock	(15,209)	(15,031)
Net cash used in financing activities	(79,745)	(83,363)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,963)	(5,358)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,275	18,571
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,312	$13,213

NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	$878	$452

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, including through lease structures that include a variable rent component based on the gross revenues generated from certain farms in lieu of fixed base rent. From time to time, and on a temporary basis, we may also directly operate certain of our farms via management agreements with third-party operators and/or through a taxable REIT subsidiary (“TRS”). As of September 30, 2025, we owned 148 farms totaling 100,323 acres across 15 states in the U.S. and 55,532 acre-feet of water assets in California. In addition, as of September 30, 2025, two of our properties (comprising four farms) were being directly operated by us.
We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of both September 30, 2025, and December 31, 2024, the Company owned 100.0% of the outstanding OP Units (see Note 9, “Equity,” for additional discussion regarding OP Units).
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and an indirect wholly-owned subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a TRS of ours. Since we currently indirectly own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the nine months ended September 30, 2025, and for the tax year ended December 31, 2024, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2025 (the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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

Reclassifications
Certain line items on the accompanying Condensed Consolidated Balance Sheet as of December 31, 2024 and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024, have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity, net income, or net change in cash and cash equivalents.
Crop Inventory
Through certain of our wholly-owned subsidiaries and under a management agreement with a third-party operator, we currently manage a 2,409-acre farm located in Kern County, California, which includes 2,293 acres of bearing almond and pistachio orchards. Through September 30, 2025, we have incurred approximately $7.8 million in growing costs, primarily related to irrigation, pest management, fertilization, and labor. These costs have been capitalized as crop inventory and are included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets, stated at the lower of cost or net realizable value. As the related crops are harvested and sold later in 2025 and throughout 2026, the associated costs will be charged to cost of products sold. We expect to incur additional costs related to harvesting and post-harvest handling, which will likewise be expensed to cost of products sold as incurred.
Income taxes
We have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally are not subject to federal corporate income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders and meet certain other conditions. As such, in general, as long as we qualify as a REIT, no provision for federal income taxes will be necessary, except for taxes on undistributed REIT taxable income, taxes from foreclosure property, and taxes on income generated by a TRS (such as Land Advisers), if any. During the nine months ended September 30, 2025, we began directly operating two properties (consisting of four farms) that qualify as foreclosure properties under the Code and are therefore subject to corporate income taxes on any income generated. One of these farms remains in its development stage and is not yet income producing.
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
Pretax losses from foreclosure properties during the three and nine months ended September 30, 2025, was approximately $1.0 million and $2.6 million, respectively. We did not have any federal or state income tax expense (current or deferred) during either of the three or nine months ended September 30, 2025.
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
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table summarizes certain information about the 148 farms we owned as of September 30, 2025 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water Assets	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,845	32,321	55,532	$817,677	$358,574
Florida	18	10,412	8,635	0	113,363	46,112
Washington	6	2,520	2,004	0	52,055	14,843
Arizona(6)	6	6,320	5,333	0	48,701	11,642
Colorado	12	32,773	25,577	0	45,312	13,225
Oregon(7)	6	898	736	0	29,315	10,575
Nebraska	7	5,223	4,949	0	19,757	9,466
Michigan	12	1,245	778	0	14,810	8,455
Texas	1	3,667	2,219	0	9,386	—
Maryland	6	987	863	0	7,876	4,086
South Carolina	3	597	447	0	3,384	2,051
Georgia	2	230	175	0	2,275	1,553
North Carolina	2	310	295	0	2,044	—
New Jersey	3	116	101	0	2,039	1,166
Delaware	1	180	140	0	1,270	656
	148	100,323	84,573	55,532	$1,169,264	$482,404
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
(2)Excludes approximately $2.0 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of September 30, 2025, this investment had a net carrying value of approximately $872,000 and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(4)Includes eight acres in which we own a leasehold interest via a ground lease with a private individual that expires in December 2040 and five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. As of September 30, 2025, these two ground leases had a net cost basis of approximately $622,000 and are included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets.
(5)Includes 48,309 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, and 7,223 surplus water credits in certain of our accounts with Westlands Water District, located in Fresno County, California. See Note 4, “Investments in Water Assets,” for additional information.
(6)Includes two farms consisting of 1,368 total acres and 1,221 farm acres in which we own leasehold interests via two ground leases with the State of Arizona that expire in February 2032 and February 2035, respectively. As of September 30, 2025, the aggregate net cost basis of these ground leases was zero.
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of September 30, 2025, this investment had a net carrying value of approximately $4.8 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of September 30, 2025, and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Real estate:
Land and land improvements	$728,591	$743,141
Permanent plantings	347,398	349,761
Irrigation and drainage systems	171,292	169,098
Farm-related facilities	49,049	49,063
Other site improvements	15,009	13,569
Real estate, at cost	1,311,339	1,324,632
Accumulated depreciation	(190,214)	(167,782)
Total real estate, net	$1,121,125	$1,156,850
Real estate depreciation expense on these tangible assets was approximately $8.3 million and $24.8 million for the three and nine months ended September 30, 2025, respectively, and approximately $8.5 million and $25.6 million for the three and nine months ended September 30, 2024, respectively.
Intangible Assets and Liabilities
The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of September 30, 2025, and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Lease intangibles:
Leasehold interest – land	$797	$3,372
In-place lease values	1,744	1,798
Leasing costs	2,199	2,280
Other(1)	117	117
Lease intangibles, at cost	4,857	7,567
Accumulated amortization	(1,625)	(3,979)
Lease intangibles, net	$3,232	$3,588
(1)Other includes tenant relationships and acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $103,000 and $357,000 for the three and nine months ended September 30, 2025, respectively, and approximately $318,000 and $838,000 for the three and nine months ended September 30, 2024, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities (excluding those related to real estate held for sale) included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of September 30, 2025, and December 31, 2024 (dollars in thousands):

	September 30, 2025		December 31, 2024
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values(1)	$695	$(255)	$695	$(198)
Below-market lease values(2)	(1,371)	662	(1,371)	561
Lease incentives and other deferred revenue, net(3)	13,512	(11,148)	14,192	(3,691)
	$12,836	$(10,741)	$13,516	$(3,328)
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
Total amortization related to above-market lease values was approximately $19,000 and $58,000 for the three and nine months ended September 30, 2025, respectively, and approximately $19,000 and $58,000 for the three and nine months ended

September 30, 2024, respectively. Total accretion related to below-market lease values was approximately $34,000 and $101,000 for the three and nine months ended September 30, 2025, respectively, and approximately $203,000 and $392,000 for the three and nine months ended September 30, 2024, respectively. Total net (amortization) accretion related to lease incentives and other deferred revenue, net was approximately $(3.0) million and $(9.1) million for the three and nine months ended September 30, 2025, respectively, and approximately $456,000 and $(201,000) for the three and nine months ended September 30, 2024, respectively.
Acquisitions
We did not acquire any new farms during either of the three or nine months ended September 30, 2025 or 2024.
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
In August 2025, we completed the sale of two farms in Florida totaling 2,678 gross acres for an aggregate sales price of $21.5 million. Including closing costs, we recognized an aggregate net gain on these sales of approximately $6.0 million.
2024 Property Sales
In January 2024, we completed the sale of a 3,748-acre farm in Florida for approximately $65.7 million. Including closing costs, we recognized a net gain on the sale of approximately $10.4 million.
Real Estate Held for Sale
As of December 31, 2024, we had three properties (consisting of seven farms) that were classified as held for sale. Each of these properties were sold during the three months ended March 31, 2025, as noted above.
Investments in Unconsolidated Entities
In connection with the acquisition of certain farmland located in Fresno County, California, we also acquired partial ownership of a related limited liability company (the “Fresno LLC”), the sole purpose of which is to own and maintain a pipeline conveying water to our and other neighboring properties. In addition, in connection with the acquisition of certain farmland located in Umatilla County, Oregon, we also acquired partial ownership of a related limited liability company (the “Umatilla LLC”), the sole purpose of which is to own and maintain an irrigation system providing water to our and other neighboring properties.
As of September 30, 2025, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.0% and 20.5%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.
We recorded an aggregate gain (loss) of approximately $58,000 and $(128,000) during the three and nine months ended September 30, 2025, respectively, and approximately $28,000 and $(143,000) during the three and nine months ended September 30, 2024, respectively (included in Loss from investments in unconsolidated entities on our Condensed Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate gain (loss) recognized by the Fresno LLC and Umatilla LLC. As of September 30, 2025, and December 31, 2024, our combined ownership interest in the Fresno LLC and the Umatilla LLC had an aggregate carrying value of approximately $5.6 million and $5.7 million, respectively, and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Portfolio Concentrations
Credit Risk
As of September 30, 2025, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. One unrelated third-party tenant (“Tenant A”) leases six of our farms under leases expiring in 2030 or later, and another third-party tenant (“Tenant B”) leases two of our farms under leases expiring in 2027. During the nine months ended September 30, 2025, aggregate lease revenue attributable to Tenant A and Tenant B accounted for approximately $5.6 million (12.0%) and $4.7 million (10.1%), respectively, of the total lease revenue. If either Tenant A or Tenant B fails to make rental payments or elects to terminate their leases prior to their expirations (and we cannot re-lease the farms on satisfactory terms), there could be a material adverse effect on our financial performance. No other individual tenant represented greater than 10% of the total lease revenue recorded during the nine months ended September 30, 2025.
Geographic Risk
Farms located in California and Florida accounted for approximately $28.8 million (61.5%) and $6.8 million (14.6%), respectively, of the total lease revenue recorded during the nine months ended September 30, 2025. We seek to continue to further diversify geographically, as may be desirable or feasible. If an unexpected natural disaster (such as an earthquake, wildfire, flood, or hurricane) occurs or climate change impacts the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue our operations. To date, none of our farms have been materially impacted by natural disasters, including the January 2025 wildfires that occurred in southern California. See “—Southeastern U.S. Hurricanes” below for a discussion on damage caused on certain of our farms by the hurricanes that occurred in the Southeastern U.S. in September and October 2024. Besides California and Florida, no other single state accounted for more than 10.0% of the total lease revenue recorded during the nine months ended September 30, 2025.
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
Impairment
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. If this analysis indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. During the three months ended September 30, 2025, as a result of shortening our assumed holding period, we recognized an impairment charge of approximately $316,000 on one property (encompassing two farms) located in St. Lucie County, Florida, due to the estimated fair value being lower than the carrying value. Our estimate of fair value was determined based on the expected sales price per an agreement entered into subsequent to September 30, 2025. During the three months ended September 30, 2024, we recognized an aggregate impairment charge of approximately $2.1 million on portions of four properties (encompassing a total of 11 farms) located in Allegan and Van Buren, Michigan, due to the estimated fair values being lower than the respective carrying values.
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
In addition, since the initial acquisition, additional contracts to purchase banked water held by SWSD were conveyed to us by one of our tenants as partial consideration for rent payments owed. The following table summarizes the total acre-feet of banked water obtained through exercising these contracts as of September 30, 2025 (dollars in thousands):

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
All banked water acquired was recognized at cost, including the subsequent cost to execute the contracts and any administrative fees necessary to transfer the water to our banked water account. As of September 30, 2025, the 48,309 acre-feet of banked water held by SWSD was recognized as a long-term water asset and had an aggregate carrying value of approximately $35.5 million.
Westlands Water District Groundwater Credits
In addition, from May 2023 through March 2024, we elected to participate in a groundwater recharge program established by Westlands Water District (“WWD”), a water district located in Fresno County, California. Under the program, WWD paid for surplus surface water to be delivered to individual landowners’ properties with district-approved groundwater recharge facilities, also known as “water banks.” The landowner was allowed to keep 50% of the net amount of groundwater credits generated under the program (after allowing for certain leave-behind and evaporative losses), and the remaining 50% was used to recharge the aquifer and retained by WWD. Delivery of water under this program was subject to surplus water availability at WWD’s discretion. WWD terminated the program for the 2024 water year effective March 5, 2024. As a result of the program, we recognized 2,660 acre-feet of water credits, which represents 50% of the total net water credits generated and confirmed by WWD under the program. As a result of being granted these water credits in exchange for transferring and storing this surplus water on behalf of WWD, we recognized approximately $0 and $453,000 of non-cash revenue during the three and nine months ended September 30, 2024, respectively, which represents the estimated fair value of the water credits obtained during the periods. As of September 30, 2025, these water credits were recognized as a long-term water asset and had an aggregate carrying value of approximately $746,000.
Other Groundwater Credits
Since 2023, we have also entered into various other agreements with third parties, including local water districts and private individuals, to (i) purchase water directly, (ii) acquire portions of other water districts’ surface water allocations in future years in which allocations are granted, or (iii) store surface water on behalf of others in our groundwater recharge facilities in exchange for a portion of the net groundwater credits generated and recognized by the respective water district. Through September 30, 2025, we have obtained 4,563 acre-feet of water credits under these agreements, which have been recognized as a long-term water asset with an aggregate carrying value of approximately $884,000. During each of the three and nine months ended September 30, 2025, we recognized approximately $48,000 of revenue, representing the estimated fair value of water credits received in exchange for storing water on behalf of third parties (included within Other operating revenue on our Condensed Consolidated Statements of Operations and Comprehensive Income).
Total Long-term Water Assets
As of September 30, 2025, we owned a total of 55,532 acre-feet of long-term water assets, and our investments in these assets had an aggregate carrying value of approximately $37.2 million and are included within Investments in water assets on our Condensed Consolidated Balance Sheets.
In addition, we have invested approximately $1.5 million to construct and maintain groundwater recharge facilities on two of our farms, which is included within Real estate, at cost on our Condensed Consolidated Balance Sheets. Through September 30, 2025, we have also invested an additional $4.4 million in the aggregate in connection with certain agreements that are expected to result in additional groundwater credits in the future; however, the amount and timing of these credits, if any, is currently unknown and is dependent upon and subject to the recognition of such credits by the respective water districts, in their sole discretion. Such costs are held in a deferred asset account (also included within Investments in water assets on our Condensed Consolidated Balance Sheets) until the related net water credits become estimable and are recognized by the respective water district, at which time the costs would be considered a long-term water asset within Investments in water assets.
Impairment

We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select water assets that have an indication of impairment. If this analysis indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. As of September 30, 2025, and December 31, 2024, we concluded that none of our water assets were impaired.
NOTE 5. BORROWINGS
Our borrowings as of September 30, 2025, and December 31, 2024, are summarized below (dollars in thousands):

	Carrying Value as of		As of September 30, 2025
	September 30, 2025	December 31, 2024	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Variable-rate revolving lines of credit	$200	$3,600	6.30%	12/15/2033

Notes and bonds payable:
Fixed-rate notes payable	$459,873	$493,363	2.45%–6.97%; 3.70%	11/27/2025–7/1/2051; Jan 2033
Fixed-rate bonds payable	22,331	32,946	3.13%–4.57%; 3.57%	3/13/2028–12/30/2030; March 2029
Total notes and bonds payable	482,204	526,309
Debt issuance costs – notes and bonds payable	(2,048)	(2,387)	N/A	N/A
Notes and bonds payable, net	$480,156	$523,922

Total borrowings, net	$480,356	$527,522
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of September 30, 2025, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $971.8 million. The weighted-average stated interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.81% and 3.80% for the three and nine months ended September 30, 2025, respectively, as compared to 3.83% and 3.82% for the three and nine months ended September 30, 2024, respectively. In addition, 2024 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 21.9% reduction (approximately 101 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage” for further discussion on interest patronage.
As of September 30, 2025, we were in compliance with all covenants applicable to the above borrowings.
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
The following table summarizes the pertinent terms of the MetLife Facility as of September 30, 2025 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		12/15/2033	$200	3M Term SOFR + 2.00%	(2)	$74,800
2020 MetLife Term Note	75,000	(3)	1/5/2030	35,620	2.75%, fixed through 1/4/2030	(4)	39,380
2022 MetLife Term Note	100,000	(3)	1/5/2032	—	(4)		100,000
Totals	$250,000			$35,820			$214,180
(1)Based on the properties that were pledged as collateral under the MetLife Facility, as of September 30, 2025, the maximum additional amount we could draw under the facility was approximately $110.6 million.
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

During the nine months ended September 30, 2025, we entered into a new loan agreement with MetLife, as summarized below (dollars in thousands):

Date of Issuance	Amount		Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
4/11/2025	$10,600	(1)	2/15/2030	28.6 years	6.31%	Fixed through 2/14/2028; variable thereafter
(1)The majority of proceeds from this loan were used to repay a $10.3 million maturing loan that bore interest at 3.85%.
Farmer Mac Facility
Through certain subsidiaries of our Operating Partnership, we have entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”) for a secured note purchase facility (the “Farmer Mac Facility”). As amended from time to time, the Farmer Mac Facility currently provides for bond issuances up to an aggregate amount of $225.0 million. Pursuant to the Bond Purchase Agreement, as further amended on June 2, 2023, we may issue new bonds under the Farmer Mac Facility through December 31, 2026, and the final maturity date for new bonds issued under the facility will be the date that is ten years from the applicable issuance date. We did not issue any new bonds under the Farmer Mac Facility during the nine months ended September 30, 2025.
As of September 30, 2025, we had approximately $22.3 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, through certain subsidiaries of our Operating Partnership, we have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with various different Farm Credit associations (collectively, “Farm Credit”). We did not enter into any new loan agreements with Farm Credit during the nine months ended September 30, 2025.
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
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of September 30, 2025, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining three months ending December 31:	2025	$2,736
For the fiscal years ending December 31:	2026	17,338
	2027	50,482
	2028	76,828
	2029	152,247
	2030	93,891
	Thereafter	88,682
		$482,204
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
As of September 30, 2025, the aggregate fair value of our notes and bonds payable was approximately $458.5 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $482.2 million. The fair value of our notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of September 30, 2025, is deemed to approximate their aggregate carrying value of $200,000.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the Financial Accounting Standards Board’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of September 30, 2025, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is initially recorded in Accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects. During the next 12 months, we estimate that an additional $1.4 million will be reclassified as a reduction to interest expense.
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2025, and December 31, 2024 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of September 30, 2025	4	$65,176
As of December 31, 2024	4	67,067
The following table presents the fair value of our interest rate swaps as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$5,049	$7,632
Total		$5,049	$7,632
The following table presents the amount of (loss) income recognized in comprehensive (loss) income within our condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Derivative in cash flow hedging relationship:
Interest rate swaps	$(409)	$(2,565)	$(2,583)	$(1,591)
Total	$(409)	$(2,565)	$(2,583)	$(1,591)
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of September 30, 2025, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
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
As of September 30, 2025, the fair value of our Series D Term Preferred Stock was approximately $60.1 million, as compared to the carrying value (exclusive of unamortized offering costs) of approximately $60.4 million. The fair value of our Series D Term Preferred Stock uses Level 1 inputs under the hierarchy established by ASC 820-10 and is calculated based on the closing per-share price on September 30, 2025, of $24.88.
For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the nine months ended September 30, 2025, see Note 9, “Equity—Distributions.”
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
Administration Agreement
Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer, co-general counsels and co-secretaries (Mr. LiCalsi also serves as our Administrator’s president, chief administrative officer, co-general counsel, and co-secretary), and their respective staffs.
As approved by our Board of Directors, our allocable portion of the Administrator’s expenses is generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements.
Gladstone Securities
We have entered into an agreement with Gladstone Securities, LLC (“Gladstone Securities”), for it to act as our non-exclusive agent to assist us with arranging financing for our properties (the “Financing Arrangement Agreement”). Gladstone Securities

is a privately-held broker-dealer and a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by Mr. Gladstone, who also serves on the board of managers of Gladstone Securities. In addition, Michael LiCalsi serves in several capacities for Gladstone Securities, including as its chief legal officer, co-secretary, a member of its board of managers, and a managing principal. Erich Hellmold, our co-general counsel and co-secretary, also serves as Gladstone Securities’ co-secretary.
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
During the nine months ended September 30, 2025, we paid total financing fees to Gladstone securities of $15,000. We did not pay any financing fees to Gladstone Securities during the three months ended September 30, 2025, nor did we pay any financing fees during either of the three or nine months ended September 30, 2024. Through September 30, 2025, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
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
The following table summarizes the total Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities during the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Series E Preferred Stock	$—	$9	—	39
Total Selling Commissions and Dealer-Manager Fees	$—	$9	$—	$39
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
Related-Party Fees

The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Base management fee(1)(2)	$1,992	$2,070	$6,040	$6,303
Incentive fee(1)(2)	—	109	—	109
Incentive fee waiver(2)	—	(109)	—	(109)
Total fees to our Adviser	$1,992	$2,070	$6,040	$6,303

Administration fee(1)(2)	$650	$683	$1,863	$1,839

Selling Commissions and Dealer-Manager Fees(1)(3)	$—	$9	$—	$39
Financing fees(1)(4)	—	—	15	—
Total fees to Gladstone Securities	$—	$9	$15	$39
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
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, were as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Base management fee	$1,992	$2,067
Other, net(1)	52	75
Total due to Adviser	2,044	2,142
Administration fee	650	613
Cumulative accrued but unpaid portion of prior Administration Fees(2)	—	217
Total due to Administrator	650	830
Total due to related parties(3)	$2,694	$2,972
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
NOTE 9. EQUITY
Registration Statement
On March 28, 2023, we filed a universal shelf registration statement on Form S-3, as amended (File No. 333-270901), with the SEC (the “2023 Registration Statement”). The 2023 Registration Statement, which was declared effective by the SEC on April 13, 2023, permits us to issue up to an aggregate of $1.5 billion in securities consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more securities. Through September 30, 2025, we have issued a total of 176,195 shares of Series E Preferred Stock for gross proceeds of approximately $4.4 million and 593,419 shares of common stock for gross proceeds of approximately $8.0 million under the 2023 Registration Statement.

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
No shares of the Series E Preferred Stock were sold during either of the three or nine months ended September 30, 2025. The following table provides information on sales of our Series E Preferred Stock during the three and nine months ended September 30, 2024 (dollars in thousands, except per-share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Number of shares sold	3,595	15,735
Weighted-average offering price per share	$24.89	$24.98
Gross proceeds	$89	$393
Net proceeds(1)	$81	$354
(1)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.
In addition, during the three and nine months ended September 30, 2025, 600 shares and 1,400 shares, respectively, of Series E Preferred Stock were tendered for optional redemption, which we satisfied with aggregate cash payments of approximately $13,000 and $31,000, respectively. No shares of the Series E Preferred Stock were tendered for optional redemption during either of the three or nine months ended September 30, 2024.
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
Common Stock—At-the-Market Program
We have entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Virtu Americas LLC and Ladenburg & Co. Inc. (each a “Sales Agent”), that, as amended, currently permit us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $500.0 million (the “ATM Program”). The following table provides information on shares of common stock sold under the ATM Program during the three and nine months ended September 30, 2025 (dollars in thousands, except per-share amounts):

Three and Nine Months Ended September 30,
2025
Number of shares sold	122,743
Weighted-average offering price per share	$9.28
Gross proceeds	$1,140
Net proceeds(1)	$1,128
(1)Net of underwriting commissions.
We did not sell any shares of common stock under the ATM Program during either of the three or nine months ended September 30, 2024. See Note 12, “Subsequent Events,” for equity issuances completed subsequent to September 30, 2024.
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

On July 11, 2025, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $20.0 million of our Series B Preferred Stock and up to $35.0 million of our Series C Preferred Stock (collectively, the “2025 Repurchase Program”). The Board’s authorization of the 2025 Repurchase Program may be suspended at any time, does not obligate us to acquire any particular amount of securities, and expires on July 10, 2026. Under the 2025 Repurchase Program, repurchases are intended to be implemented through open market transactions on U.S. exchanges and/or in privately-negotiated transactions facilitated by a third-party broker acting as agent for us in accordance with applicable securities laws. Any repurchases will be made during applicable trading window periods or pursuant to Rule 10b5-1 trading plans.
No shares of Series B Preferred Stock or Series C Preferred Stock were repurchased under the 2025 Repurchase Program during either of the three or nine months ended September 30, 2025. The following table summarizes repurchase activity under the 2024 Repurchase Program during the three and nine months ended September 30, 2024 (dollars in thousands, except per-share amounts):

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
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of both September 30, 2025, and December 31, 2024, we owned 100.0% of the outstanding OP Units.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the three and nine months ended September 30, 2025 and 2024 are reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Issuance	2025	2024	2025	2024
Series B Preferred Stock	$0.375	$0.375	$1.125	$1.125
Series C Preferred Stock	0.375	0.375	1.125	1.125
Series D Term Preferred Stock(1)	0.312501	0.312501	0.937503	0.937503
Series E Term Preferred Stock	0.312501	0.312501	0.937503	0.937503
Common Stock	0.1401	0.1401	0.4203	0.4194
(1)Dividends are treated similar to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 10. LEASE REVENUES
The following table sets forth the components of our lease revenue for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands, except for footnotes):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed lease payments(1)	$12,278	$18,913	$38,326	$58,578
Variable lease payments(2)	5,458	3,658	8,509	5,089
Lease revenue, net(3)	$17,736	$22,571	$46,835	$63,667

(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three and nine months ended September 30, 2025, we recorded participation rents of approximately $5.4 million and $6.0 million, respectively, reimbursements of certain property operating expenses by tenants of approximately $94,000 and $158,000, respectively, and late fees of approximately $0 and $2,000, respectively. In addition, during the three months ended March 31, 2025, we recorded a lease termination fee of approximately $2.4 million. During the three and nine months ended September 30, 2024, we recorded participation rents of approximately $3.5 million and $4.6 million, respectively, reimbursements of certain property operating expenses by tenants of approximately $142,000 and $453,000, respectively, and late fees of approximately $4,000 and $11,000, respectively.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 11. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024, computed using the weighted average number of common shares outstanding during the respective periods.

(Dollars in thousands, except per-share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(3,915)	$(5,787)	$(8,689)	$(4,992)
Weighted average shares of common stock outstanding – basic and diluted	36,190,889	35,838,442	36,186,758	35,838,442
Loss per common share – basic and diluted	$(0.11)	$(0.16)	$(0.24)	$(0.14)
NOTE 12. SUBSEQUENT EVENTS
Financing Activity
Equity Activity—Equity Issuances
The following table provides information on equity sales that occurred subsequent to September 30, 2025 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Common Stock – ATM Program	$959,432	$9.26	$8,884	$8,795
(1)Net of underwriting discounts and commissions.
Distributions
On October 14, 2025, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	October 24, 2025	October 31, 2025	$0.125
	November 17, 2025	November 26, 2025	0.125
	December 22, 2025	December 31, 2025	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	October 24, 2025	October 31, 2025	$0.125
	November 17, 2025	November 26, 2025	0.125
	December 22, 2025	December 31, 2025	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series D Term Preferred Stock:	October 24, 2025	October 31, 2025	$0.104167
	November 17, 2025	November 26, 2025	0.104167
	December 22, 2025	December 31, 2025	0.104167
Total Series D Term Preferred Stock Distributions:			$0.312501

Series E Preferred Stock:	October 27, 2025	November 5, 2025	$0.104167
	November 25, 2025	December 5, 2025	0.104167
	December 29, 2025	January 5, 2026	0.104167
Total Series E Preferred Stock Distributions:			$0.312501

Common Stock:	October 24, 2025	October 31, 2025	$0.0467
	November 17, 2025	November 26, 2025	0.0467
	December 22, 2025	December 31, 2025	0.0467
Total Common Stock Distributions			$0.1401

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provide,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely,” “appear,” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report, our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), and other filings we make with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q (this “Quarterly Report”), except as required by law.
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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is primarily engaged in owning and leasing farmland, including through lease structures that include a variable rent component based on the gross revenues generated from certain farms in lieu of fixed base rent. From time to time, and on a temporary basis, we may also directly operate certain of our farms via management agreements with third-party operators and/or through a taxable REIT subsidiary (“TRS”). We currently own 148 farms totaling 100,323 acres across 15 states in the U.S. and 55,532 acre-feet of water assets in California. In addition, two of our properties (comprising four farms) are currently being directly operated.
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
Portfolio Diversification
Our farmland portfolio currently consists of 148 farms leased to 85 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The following table summarizes the different geographic locations (by state) of our farms owned as of and during the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	As of and For the Nine Months Ended September 30, 2025					As of and For the Nine Months Ended September 30, 2024
State	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,845	34.7%	$28,783	61.5%	63	34,844	31.2%	$43,331	68.1%
Florida	18	10,412	10.4%	6,839	14.6%	25	18,720	16.7%	9,120	14.3%
Washington	6	2,520	2.5%	3,282	7.0%	6	2,520	2.2%	3,205	5.0%
Colorado	12	32,773	32.7%	1,787	3.8%	12	32,773	29.3%	1,984	3.1%
Arizona	6	6,320	6.3%	1,759	3.7%	6	6,320	5.6%	1,706	2.7%
Oregon	6	898	0.9%	1,278	2.7%	6	898	0.8%	1,650	2.6%
Nebraska	7	5,223	5.2%	999	2.1%	9	7,782	7.0%	603	0.9%
Michigan	12	1,245	1.2%	829	1.8%	23	1,892	1.7%	746	1.2%
Texas	1	3,667	3.7%	405	0.9%	1	3,667	3.3%	344	0.5%
Maryland	6	987	1.0%	362	0.8%	6	987	0.9%	345	0.5%
South Carolina	3	597	0.6%	183	0.4%	3	597	0.5%	183	0.3%
Georgia	2	230	0.2%	168	0.4%	2	230	0.2%	168	0.3%
New Jersey	3	116	0.1%	102	0.2%	3	116	0.1%	100	0.2%
Delaware	1	180	0.2%	59	0.1%	1	180	0.2%	56	0.1%
North Carolina	2	310	0.3%	—	—%	2	310	0.3%	126	0.2%
TOTALS	148	100,323	100.0%	$46,835	100.0%	168	111,836	100.0%	$63,667	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Our lease agreements will generally include one of the following rental structures: (i) fixed base cash rents, (ii) fixed base cash rents, plus a variable component, referred to as “participation rents,” based on the gross revenues generated from the respective farms, or, to a lesser extent, (iii) no fixed base cash rents (or, in certain cases, a cash allowance to cover certain operating or capital costs), in exchange for a significantly higher share of participation rents. Fixed base cash rent is generally payable to us in advance on an annual, semi-annual, or quarterly basis, with such rent typically subject to periodic escalation clauses as set forth within the lease, while participation rent is generally payable to us annually, with the majority of it coming in the fourth quarter of each fiscal year. Currently, 93 of our farms are leased on a pure, triple-net basis, 42 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, or insurance costs), 4 farms are direct-operated by us through third-party management agreements, and 6 farms are vacant. Additionally, 24 of our farms are leased under agreements that include participation rents, though such leases often include a guarantee of a minimum amount of rental income.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of September 30, 2025 (dollars in thousands):

Year	Number of Expiring Leases(1)(5)	Expiring / Expired Leased Acreage	% of Total Acreage	Lease Revenue for the Nine Months Ended September 30, 2025		% of Total Lease Revenue
2025 (2)	13	14,903	14.8%	$(1,391)	(3)	(3.0)%
2026	9	9,505	9.5%	2,549		5.4%
2027	9	8,497	8.5%	8,391		17.9%
2028	12	4,982	5.0%	3,661		7.8%
2029	7	1,973	2.0%	2,387		5.1%
Thereafter	40	53,751	53.6%	26,222		56.0%
Other(4)	11	31	—%	452		1.0%
Terminated/expired leases and sold properties(5)	—	6,681	6.6%	4,564		9.8%
Totals	101	100,323	100.0%	$46,835		100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Includes three leases that were extended subsequent to September 30, 2025. See “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity” below for a summary of certain recent leasing activity.
(3)Reflects the net impact of cash lease incentives we granted to tenants on certain of our farms in exchange for increasing the participation rent components in the respective leases, the results of which will not be known until the fourth quarter of 2025 or later.
(4)Primarily consists of ancillary leases (e.g., renewable energy leases; oil, gas, and mineral leases; telecommunications leases; etc.) with varying expirations on certain of our farms.
(5)Includes lease revenues of approximately $4.0 million from 10 farms for which the respective leases have expired and which are currently either vacant or direct-operated, and approximately $533,000 from 9 farms that were sold during the nine months ended September 30, 2025.
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
According to the U.S. Bureau of Labor Statistics, the consumer price index (“CPI”) rose at an annual rate of 3.0% through September 30, 2025, continuing the downward trend from the inflation peak in mid-2022. Food price increases have likewise slowed but remain elevated, with the overall food category up by 3.1% over the same period. Notably, over the past four years, food prices have risen by 21.6%, outpacing the overall CPI increase of 18.4%. In addition, the U.S. Department of Agriculture’s August 2025 Land Values Summary reported that nationwide farm real estate values increased 4.3% year-over-year, while cropland values rose 4.7%. These data suggest that farmland values continue to appreciate, though at a more moderate pace than in prior years, with inflationary pressures continuing to be reflected in land valuations. While elevated input costs remain a concern for farm operators, we believe these costs are being partially mitigated as long as food prices continue to match or exceed the broader inflation rate.
Interest Rates
The Federal Reserve (the “Fed”) recently resumed monetary easing, lowering the target range for the federal funds rate by 25 basis points in each of September and October 2025, bringing the range to 3.75% to 4.00%. These actions marked the first sustained rate-cutting phase since 2024 and reflected the Fed’s effort to support slowing economic growth while maintaining flexibility in response to persistent inflation pressures. Benchmark yields have declined modestly in response, with the 10-year U.S. Treasury yield recently fluctuating around 4.0%, compared with levels consistently above 4.4% earlier in the year. Although borrowing costs have eased somewhat, credit availability remains selective, and long-term spreads continue to reflect lender caution. As a result, while financing conditions have improved relative to a year ago, access to debt on favorable terms remains uneven and continues to limit our ability to pursue new farmland acquisitions.
Currently, over 99.9% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.39% for another 3.0 years. As a result, our existing debt portfolio has remained largely insulated from recent interest rate volatility, and we believe we are well positioned to withstand a potential prolonged period of elevated interest rates.

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
Although international trade developments have influenced sentiment in export-oriented crop markets, pricing for almonds and pistachios continues to be primarily driven by underlying supply and demand fundamentals. With the field harvest now complete, final 2025 almond production is expected to come in below initial industry forecasts, contributing to upward pricing pressure. As a result, current almond prices are approximately 15% to 25% higher year-over-year. While post-harvest hulling and processing activities remain underway, preliminary results indicate that production volumes on our farms have exceeded our initial internal expectations. The crop is currently being marketed and sold, with first payments expected within the next three months and continuing through next fall.
Pistachios continue to experience strong demand, particularly in international markets. Demand for pistachio-based ingredients is also increasing, supported by broader consumer trends and continued global market growth. The 2025 U.S. pistachio crop was initially expected to be a record crop; however, current estimates indicate that it will fall short of those expectations and will instead be more in line with 2023 production levels. We have completed harvest on several of our farms, and thus far, our yields have exceeded our internal projections. The smaller-than-expected overall crop is contributing to upward pricing pressure, with current pistachio prices (for the 2024 crop) approximately 13% to 18% higher than the prior year (for the 2023 crop). Prices were initially expected to be lower but have instead strengthened, supporting expectations that final 2025 crop pricing will be comparable to 2024 levels.
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
California Water Outlook
The 2025-2026 water year is just getting underway, and yet many farming areas of California have already received above-average rainfall for the month of October. The UC Berkeley Central Sierra Snow Lab has even reported its first measurable snowfall of the season, marking a favorable start to the new water year. Northern California remains largely free of drought designations, while portions of Southern California continue to experience varying degrees of drought. Overall, after three consecutive years of average or above-average precipitation statewide, reservoir levels remain above historical norms, contributing to favorable surface water allocation expectations from both State and Federal water projects. As a result, current expectations are that, even in the event of below-average precipitation, surface water allocations for the 2025-2026 water year will be in the range of 30% to 50%.
The sustained wet conditions have also positively impacted our permanent crop assets by contributing to groundwater recharge and improving root zone moisture content. To date, we have not observed any signs of water-related stress in our permanent plantings, which appear healthy and in good condition for the upcoming growing season. Meanwhile, the ongoing phased implementation of California’s Sustainable Groundwater Management Act (“SGMA”) continues to impose groundwater pumping restrictions across the state. In response, we are actively evaluating and participating in supplemental water initiatives aimed at mitigating the impact of SGMA-related curtailments. These initiatives include floodwater capture and storage projects, voluntary fallowing programs, and strategic investments in water infrastructure to ensure long-term access to reliable water supplies. Periods of surplus surface water often result in increased availability of lower-cost water from purveyors, and we continue to monitor such opportunities as part of our long-term water procurement strategy. We believe our farms are well-positioned for the 2026 growing season with respect to both groundwater and surface water availability.
Recent Developments
Portfolio Activity—Existing Properties
Property Sales

In August 2025, we completed the sale of two farms in Florida totaling 2,678 gross acres for an aggregate sales price of $21.5 million. Including closing costs, we recognized an aggregate net gain on these sales of approximately $6.0 million.
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since July 1, 2025, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
CA	2	314	$992	0	2 / 0 / 0	$1,057	2.4	0	2 / 0 / 0
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
Vacant, Direct-operated, and Non-accrual Properties
We currently have six farms that are vacant, four farms that are being direct-operated through third-party management agreements, and seven farms (leased to four tenants) for which lease revenues are being recognized on a cash basis (due to our determination that full collection of the remaining contractual rent under these leases is not probable due to credit concerns with the respective tenants). For the nine months ended September 30, 2025, we recognized approximately $3.9 million of lease revenue from these farms (including an early lease termination fee of approximately $2.4), compared to approximately $5.9 million for the prior-year period.
We are evaluating both leasing and sale alternatives for each of these farms and are engaged in discussions with prospective tenants and buyers; however, there can be no assurance that we will be able to secure agreements on favorable terms, or at all. With respect to the farms on non-accrual status, we continue to work with the respective tenants to resolve the outstanding rent amounts and, where possible, will seek to reach agreements on the remaining payments. Such agreements may include establishing payment plans, deferring portions of rent due, or agreeing to terminate the leases.
Financing Activity
Debt Activity—Loan Repayments
On July 24, 2025, we repaid a $10.4 million bond upon maturity. The bond bore interest at a stated rate of 4.45%.
Equity Activity
Common Stock—At-the-Market-Program
We have entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Virtu Americas LLC, and Ladenburg & Co. Inc. (each a “Sales Agent”), that, as amended, currently permit us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $500.0 million (the “ATM Program”). The following table summarizes the activity under the ATM Program from July 1, 2025, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
1,082,175	$9.26	$10,023	$9,923
(1)Net of underwriting commissions.
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
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2025.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses, same-property basis represents properties we owned for the entirety of the respective comparative periods presented.
With regard to the comparison between both the three and nine months ended September 30, 2025 and 2024:
•We owned 148 farms as of September 30, 2025, that are considered our same-property portfolio. Same-property occupancy (based on farmable acres and including farms that were direct-operated or on non-accrual status) decreased approximately 3.8% to 95.7% as of September 30, 2025, compared to 99.5% as of September 30, 2024.
◦Included within our same-property portfolio are farms that were vacant, direct-operated, or on non-accrual status during all or a portion of the periods presented.
▪For the three months ended September 30, 2025, we had 17 farms that were vacant, direct-operated, or on non-accrual status, as compared to 21 farms in the prior-year period.
▪For the nine months ended September 30, 2025, we had 18 farms that were vacant, direct-operated, or on non-accrual status, as compared to 22 farms in the prior-year period.
•From January 1, 2024, through September 30, 2025, we did not acquire any new farms and disposed of 21 farms.
A comparison of results of components comprising our operating income for the three and nine months ended September 30, 2025 and 2024 is below (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$12,278	$18,913	$(6,635)	(35.1)%
Variable lease payments – participation rents	5,364	3,512	1,852	52.7%
Variable lease payments – tenant reimbursements and other	94	146	(52)	(35.6)%
Total lease revenue	17,736	22,571	(4,835)	(21.4)%
Other operating revenue	49	—	49	NM
Total operating revenues	17,785	22,571	(4,786)	(21.2)%
Operating expenses:
Depreciation and amortization	8,395	8,805	(410)	(4.7)%
Property operating expenses	1,383	1,380	3	0.2%
Base management and incentive fees, net of incentive fee waiver	1,992	2,070	(78)	(3.8)%
Administration fee	650	683	(33)	(4.8)%
General and administrative expenses	556	655	(99)	(15.1)%
Impairment charge	316	2,106	(1,790)	(85.0)%
Total operating expenses	13,292	15,699	(2,407)	(15.3)%
Operating income	$4,493	$6,872	$(2,379)	(34.6)%

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$38,326	$58,578	$(20,252)	(34.6)%
Variable lease payments – participation rents	5,971	4,625	1,346	29.1%
Variable lease payments – tenant reimbursements and other	158	464	(306)	(65.9)%
Lease termination income, net	2,380	—	2,380	NM
Total lease revenues	46,835	63,667	(16,832)	(26.4)%
Other operating revenues	50	453	(403)	(89.0)
Total operating revenues	46,885	64,120	(17,235)	(26.9)%
Operating expenses:
Depreciation and amortization	25,198	26,407	(1,209)	(4.6)%
Property operating expenses	3,753	3,476	277	8.0%
Base management and incentive fees, net of incentive fee waiver	6,040	6,303	(263)	(4.2)%
Administration fee	1,863	1,839	24	1.3%
General and administrative expenses	1,760	1,992	(232)	(11.6)%
Impairment charge	316	2,106	(1,790)	(85.0)%
Total operating expenses	38,930	42,123	(3,193)	(7.6)%
Operating income	$7,955	$21,997	$(14,042)	(63.8)%
NM = Not Meaningful
Operating Revenues
Lease revenue
The following table provides a summary of our lease revenues during the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Same-property basis:
Fixed lease payments	$12,278	$18,179	$(5,901)	(32.5)%	$37,793	$56,640	$(18,847)	(33.3)%
Participation rents	5,364	3,512	1,852	52.7%	5,971	4,625	1,346	29.1%
Lease termination and other income	—	4	(4)	(100.0)%	2,380	10	2,370	NM
Total – Same-property basis	17,642	21,695	(4,053)	(18.7)%	46,144	61,275	(15,131)	(24.7)%
Properties acquired or disposed of:
Fixed lease payments	—	734	(734)	(100.0)%	533	1,938	(1,405)	(72.5)%
Total – Properties acquired or disposed of	—	734	(734)	(100.0)%	533	1,938	(1,405)	(72.5)%
Tenant reimbursements and other(1)	94	142	(48)	(33.8)%	158	454	(296)	(65.2)%
Total Lease revenues	$17,736	$22,571	$(4,835)	(21.4)%	$46,835	$63,667	$(16,832)	(26.4)%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts are also recorded as property operating expenses during the respective periods.
Same-property Basis – 2025 compared to 2024
Lease revenues from fixed lease payments decreased primarily due to the execution of certain lease agreements pursuant to which we agreed to reduce or eliminate the fixed base rent amounts or, in certain cases, provide the tenant with a cash lease incentive, in exchange for significantly increasing the participation rent components in the leases, the majority of which is expected to be realized in the fourth quarter of 2025. The year-over-year decreases in lease revenues were further impacted by certain of our farms that were vacant, direct-operated, or on which lease revenues were recognized on a cash basis (rather than a straight-line basis), due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues during all or a portion of the three and nine months ended September 30, 2025 and 2024.
The increase in lease revenues from participation rents was primarily driven by the earlier recognition of amounts related to the 2024 harvest on certain farms, as additional information became available during the three months ended September 30, 2025, together with improved year-over-year pistachio pricing. We continue to expect higher participation rent revenues in the fourth quarter of 2025 as a result of modifications to lease structures on certain farms.
During the nine months ended September 30, 2025, we received a lease termination payment from an outgoing tenant who leased three of our farms. After applying a portion of the amount towards certain outstanding receivables owed by the same tenant, we recognized additional lease revenue of approximately $2.4 million upon receipt.
Other – 2025 compared to 2024
Lease revenue from properties acquired or disposed of decreased due to the sale of 21 farms subsequent to December 31, 2023.
The fluctuations in tenant reimbursement revenue are primarily driven by payments made by certain tenants on our behalf (pursuant to the lease agreements) to unconsolidated entities of ours that convey water to the respective properties. As such, the timing of tenant reimbursement revenue fluctuates as payments are made by our tenants. Amounts recorded during the prior-year periods included increased reimbursements from certain tenants for costs to deliver water to their farms via a pipeline owned by an unconsolidated entity of ours.
Other Operating Revenue
Other operating revenue consists of non-lease revenue generated as a result of activities performed on certain of our properties. In connection with the transfer and storing of surplus water on behalf of a third party using a groundwater recharge facility constructed on one of our farms, we recognized non-cash revenue of approximately $48,000 during each of the three and nine months ended September 30, 2025, and approximately $0 and $453,000 during the three and nine months ended September 30, 2024, respectively. See Note 4, “Investments in Water Assets,” within the accompanying notes to our condensed consolidated financial statements for further discussion.
Operating Expenses
Depreciation and amortization
Depreciation and amortization expense decreased primarily due to the disposition of certain assets, including the sale of 21 farms subsequent to December 31, 2023, and certain other assets reaching the end of their useful lives. This decrease was partially offset by additional depreciation expense associated with new capital improvements made on certain of our farms.

Property operating expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expenses, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property-operating expenses recorded during the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Same-property basis	$1,250	$1,106	$144	13.0%	$3,503	$2,705	$798	29.5%
Properties acquired or disposed of	27	120	(93)	(77.5)%	63	289	(226)	(78.2)%
Tenant-reimbursed property operating expenses(1)	106	154	(48)	(31.2)%	187	482	(295)	(61.2)%
Total Property operating expenses	$1,383	$1,380	$3	0.2%	$3,753	$3,476	$277	8.0%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.
Same-property Basis – 2025 compared to 2024
Property operating expenses increased primarily due to additional costs incurred related to certain farms that were vacant, direct-operated, or on non-accrual status. These costs included additional property taxes and other operating expenses for which the prior tenants were previously responsible.
Other – 2025 compared to 2024
Property operating expenses on properties acquired or disposed of decreased due to the sale of 21 farms subsequent to December 31, 2023.
The fluctuations in tenant-reimbursed property operating expenses are primarily driven by miscellaneous property operating costs incurred by us in connection with our ownership interests in certain unconsolidated entities, for which our tenants are contractually obligated to reimburse us under the terms of the respective leases. Such expenses will fluctuate commensurate with the timing and amount of miscellaneous operating costs incurred by the underlying entities. Amounts recorded during the prior-year periods included additional costs to deliver water to certain of our farms via a pipeline owned by an unconsolidated entity of ours, which costs were reimbursed to us by our tenants.
Related-Party Fees
The following table provides the calculations of the base management, incentive, and capital gains fees (as applicable) due to our Adviser pursuant to the Advisory Agreement for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 7, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

	Quarter Ended			Year to Date
	March 31	June 30	September 30
2025 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,372,260	$1,326,588	$1,327,849
Quarterly rate	0.150%	0.150%	0.150%
Base management fee(3)	$2,058	$1,990	$1,992	$6,040

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$318,209	$322,245	$303,296

First hurdle quarterly rate	1.750%	1.750%	1.750%
First hurdle threshold	$5,569	$5,639	$5,308

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$6,961	$7,049	$6,635

Pre-Incentive Fee FFO(1)	$2,139	$(3,346)	$1,744

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—	—
Total Incentive fee(3)	$—	$—	$—	$—

Capital Gains Fee:
Aggregate net realized capital gains(1)	$5,443	$2,769	$3,848
Capital gains fee rate	15.0%	15.0%	15.0%
Cumulative capital gains fee	$816	$415	$577
Less capital gains fees recorded in prior periods(4)	$(628)	$(628)	$(628)
Total Capital Gains Fee(3)(5)	$188	$(188)	$—	$—

Total fees due to Adviser	$2,246	$1,802	$1,992	$6,040

2024 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,437,812	$1,384,228	$1,380,264
Quarterly rate	0.150%	0.150%	0.150%
Base management fee(3)	$2,157	$2,076	$2,070	$6,303

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$344,128	$346,578	$334,913

First hurdle quarterly rate	1.750%	1.750%	1.750%
First hurdle threshold	$6,022	$6,065	$5,861

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$7,528	$7,581	$7,326

Pre-Incentive Fee FFO(1)	$5,988	$4,974	$5,970

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—	$109
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—	—
Total Incentive fee(3)	$—	$—	$109	$109
Incentive fee waiver(3)	—	—	(109)	(109)
Incentive fee, net	$—	$—	$—	$—

Total fees due to Adviser	$2,157	$2,076	$2,070	$6,303
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
(5)The capital gains fee is due annually in arrears and is subject to further adjustment throughout the remainder of 2025 if and when we dispose of additional assets. As of the third quarter of 2025, we incurred additional losses associated with the disposition of certain assets, resulting in zero capital gains fee recognized during the nine months ended September 30, 2025.
The base management fee decreased primarily due to the disposition of 21 farms since December 31, 2023.
No incentive fee was earned by our Adviser during the three or nine months ended September 30, 2025, as our Pre-Incentive Fee FFO did not exceed the required hurdle rate in either period. Our Adviser earned an incentive fee during the three months ended September 30, 2024; however, our Adviser granted us a non-contractual, unconditional, and irrevocable waiver to be applied against the entire incentive fee earned in the third quarter of 2024.
The changes in the administration fee were driven by our relative utilization of our Administrator’s resources compared with affiliated companies also serviced by our Administrator.

Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investment opportunities no longer being pursued, and other miscellaneous expenses. General and administrative expenses decreased for both the three and nine months ended September 30, 2025, primarily due to a decrease in professional fees, driven by a reduction in certain consulting services.
During the three months ended September 30, 2025, we recognized an impairment charge of approximately $316,000 on one property (encompassing two farms) located in St. Lucie County, Florida, due to the estimated fair value being lower than the carrying value. During the three months ended September 30, 2024, we recognized an aggregate impairment charge of approximately $2.1 million on portions of four properties (encompassing a total of 11 farms) located in Allegan and Van Buren, Michigan, due to the estimated fair values being lower than the respective carrying values.
A comparison of results of other components contributing to net (loss) income attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024 is below (dollars in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Operating income	$4,493	$6,872	$(2,379)	(34.6)%
Other income (expense):
Other income	79	370	(291)	(78.6)%
Interest expense	(4,850)	(5,402)	552	(10.2)%
Dividends declared on cumulative term preferred stock	(755)	(755)	—	—%
Gain (loss) on dispositions of real estate assets, net	3,062	(832)	3,894	NM
Property and casualty loss, net	—	(275)	275	NM
Gain from investments in unconsolidated entities	58	28	30	107.1%
Total other expense, net	(2,406)	(6,866)	4,460	(65.0)%
Net income	2,087	6	2,081	34,683.3%
Aggregate dividends declared on and gain recognized on extinguishment of cumulative redeemable preferred stock, net	(6,002)	(5,793)	(209)	3.6%
Net loss attributable to common stockholders	$(3,915)	$(5,787)	$1,872	(32.3)%

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Operating income	$7,955	$21,997	$(14,042)	(63.8)%
Other income (expense):
Other income	2,298	3,295	(997)	(30.3)%
Interest expense	(15,004)	(16,492)	1,488	(9.0)%
Dividends declared on cumulative term preferred stock	(2,264)	(2,264)	—	—%
Gain on dispositions of real estate assets, net	16,323	6,641	9,682	145.8%
Property and casualty recovery (loss), net	137	(284)	421	NM
Loss from investments in unconsolidated entities	(128)	(143)	15	(10.5)%
Total other income (expense), net	1,362	(9,247)	10,609	(114.7)%
Net income	9,317	12,750	(3,433)	(26.9)%
Aggregate dividends declared on and gain recognized on extinguishment of cumulative redeemable preferred stock, net	(18,006)	(17,742)	(264)	1.5%
Net (loss) income attributable to common stockholders	$(8,689)	$(4,992)	$(3,697)	74.1%
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
Interest expense decreased primarily due to a decrease in overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our cumulative term preferred stock) outstanding for the three and nine months ended September 30, 2025, was approximately $486.0 million and $497.8 million, respectively, as compared to approximately $540.9 million and $550.6 million for the respective prior-year periods. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the weighted-average interest rate charged on our aggregate borrowings for the three and nine months ended September 30, 2025, was 3.81% and 3.80%, respectively, as compared to 3.83% and 3.82% for the respective prior-year periods.
During the nine months ended September 30, 2025, we recorded a net capital gain, driven by the sale of seven farms in Florida and two farms in Nebraska, which, after accounting for closing costs, resulted in an aggregate net gain of approximately $21.6 million. During the nine months ended September 30, 2024, we recorded a net capital gain, driven by the sale of a large farm in Florida, which, after accounting for closing costs, resulted in a net gain of approximately $10.4 million. These net gains were partially offset by losses recorded during each of the three and nine months ended September 30, 2025 and 2024, related to the removal of some permanent plantings and the disposal of certain irrigation and other improvements on certain of our farms.
The property and casualty recovery recorded during the nine months ended September 30, 2025, was the result of an adjustment to the original property and casualty loss recorded during the nine months ended September 30, 2024, due to damage caused to certain permanent plantings on a farm in Georgia due to Hurricane Helene. After further inspection of the property, it was determined that the damage was not as extensive as originally estimated, resulting in an adjustment to our original estimate.
During the three and nine months ended September 30, 2025, we recognized a gain (loss) from investments in unconsolidated entities of ours that convey water to certain of our farms of approximately $58,000 and $(128,000), respectively, as compared to $28,000 and $(143,000) for the respective prior-year periods. The fluctuations in revenue and expense attributable to these unconsolidated entities is primarily driven by miscellaneous property operating costs incurred by these unconsolidated entities and the respective properties’ reimbursements of such costs incurred.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under our credit facility with Metropolitan Life Insurance Company (“MetLife”)), and issuances of additional equity securities. Our current available liquidity is approximately $171.6 million, consisting of approximately $25.2 million in cash on hand and, based on the current level of collateral pledged, approximately $146.3 million of availability under our credit facility with MetLife (subject to compliance with covenants) and other undrawn lines of credit, notes, or bonds. In addition, we currently have certain properties recently valued at a total of approximately $147.8 million that are unencumbered and eligible to be pledged as collateral.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.39% for another 3.0 years. In addition, the weighted-average remaining term of our notes and bonds payable is approximately 7.0 years. As such, with respect to our current borrowings, we have experienced minimal impact from increased interest rates in recent years, and we believe we are well-protected against a prolonged high rate environment. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near- and long-term debt obligations and operating expenses.
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
Operating Commitments and Obligations
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as of September 30, 2025 (dollars in thousands):

Farm Location(s)	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Net Amount Expended or Accrued as of September 30, 2025
Monterey, CA	329	$1,100	(2)	Q4 2025	$30
Ventura, CA	402	1,000	(2)	Q4 2025	468
Hartley, TX	2,219	1,300	(2)	Q4 2030	1,190
Franklin & Grant, WA, & Umatilla, OR	1,126	4,447	(2)	Q4 2032	3,446
Wicomico & Caroline, MD, and Sussex, DE	833	155		Q3 2034	47
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
In connection with certain farms acquired through a leasehold interest, we assumed certain ground lease arrangements under which we are the lessee. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of September 30, 2025, are as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining three months ending December 31:	2025	$40
For the fiscal years ending December 31:	2026	100
	2027	100
	2028	100
	2029	100
	Thereafter	756
Total undiscounted lease payments		1,196
Less: imputed interest		(412)
Present value of lease payments		$784
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense of approximately $26,000 and $79,000 during the three and nine months ended September 30, 2025, respectively, and approximately $27,000 and $79,000 during the three and nine months ended September 30, 2024, respectively.
Cash Flow Resources

The following table summarizes total net cash flows from operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net change in cash from:
Operating activities	$(3,620)	$17,966	$(21,586)	(120.1)%
Investing activities	76,402	60,039	16,363	27.3%
Financing activities	(79,745)	(83,363)	3,618	(4.3)%
Net change in Cash and cash equivalents	$(6,963)	$(5,358)	$(1,605)	30.0%
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
Cash from operating activities decreased primarily due to lower cash receipts resulting from the sale of nine farms completed to date in 2025 and from certain vacant or non-accrual properties, as well as the execution of certain lease agreements (pursuant to which we reduced or eliminated fixed base rent amounts or, in certain instances, provided cash allowances to tenants, in exchange for increasing the participation rent components in the leases, the results of which will not be known until the fourth quarter of 2025 or later). The decrease was also attributable to additional cash payments for water acquisitions and increased costs incurred in connection with our direct farming operations on certain farms, which costs are currently capitalized as crop inventory. These decreases were partially offset by higher cash receipts from participation rents, the receipt of a termination fee from an outgoing tenant on three of our farms, and lower interest payments made.
Investing Activities
The change in cash from investing activities was primarily due to proceeds received from the sale of certain farms during the current year. During the nine months ended September 30, 2025, we sold seven farms in Florida and two farms in Nebraska for aggregate net proceeds (after closing costs) of $82.5 million. This was partially offset by an increase of $6.6 million in cash paid for capital improvements on existing farms during the current-year period.
Financing Activities
The change in cash from financing activities was primarily due to an increase in aggregate net debt repayments of approximately $3.7 million, partially offset by a decrease in cash paid for redemptions of certain preferred securities of approximately $6.6 million.
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
Equity Capital
Our 2023 Registration Statement (as defined in Note 9, “Equity—Registration Statement,” within the accompanying notes to our condensed consolidated financial statements) permits us to issue up to an aggregate of $1.5 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more of such securities. To date, we have issued approximately $4.4 million of Series E Preferred Stock and $16.9 million of common stock under the 2023 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of September 30, 2025, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and nine months ended September 30, 2025 and 2024 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and, if and when outstanding, OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$2,087	$6	$9,317	$12,750
Less: Aggregate dividends declared on and gains on or charges related to extinguishment of cumulative redeemable preferred stock, net(1)	(6,002)	(5,793)	(18,006)	(17,742)
Net loss attributable to common stockholders	$(3,915)	$(5,787)	$(8,689)	$(4,992)
Plus: Real estate and intangible depreciation and amortization	8,395	8,805	25,198	26,407
(Less) plus: (Gains) losses on dispositions of real estate assets, net	(3,062)	832	(16,323)	(6,641)
Plus: Impairment charges	316	2,106	316	2,106
Adjustments for unconsolidated entities(2)	10	14	36	52
FFO available to common stockholders	$1,744	$5,970	$538	$16,932
Plus (less): Acquisition- and disposition-related expenses (credits), net	2	10	(6)	(3)
Plus (less): Other nonrecurring charges (receipts), net(3)	—	288	(15)	349
CFFO available to common stockholders	$1,746	$6,268	$517	$17,278
Net rent adjustment	(442)	(1,229)	(1,387)	(2,703)
Plus: Amortization of debt issuance costs	220	221	801	687
(Less) plus: Other non-cash (receipts) charges, net(4)	(114)	(734)	64	(1,903)
AFFO available to common stockholders	$1,410	$4,526	$(5)	$13,359

Weighted-average shares of common stock outstanding—basic and diluted	36,190,889	35,838,442	36,186,758	35,838,442

FFO per weighted-average common share—basic and diluted	$0.05	$0.17	$0.01	$0.47
CFFO per weighted-average common share—basic and diluted	$0.05	$0.17	$0.01	$0.48
AFFO per weighted-average common share—basic and diluted	$0.04	$0.13	$—	$0.37

Distributions declared per common share	$0.14	$0.14	$0.42	$0.42
(1)Includes (i) cash dividends paid on our cumulative redeemable preferred stock and (ii) the net gain (loss) recognized as a result of shares of cumulative redeemable preferred stock that were redeemed during the respective periods.
(2)Represents our pro-rata share of depreciation expense recorded in unconsolidated entities during the respective periods.
(3)Consists primarily of (i) net property and casualty losses (recoveries) recorded and the cost of related repairs expensed as a result of damage to improvements on certain of our farms caused by certain non-recurring events and (ii) one-time legal costs incurred related to certain corporate organizational matters.
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
Currently, over 99.9% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate (after interest patronage) of 3.39% for another 3.0 years. As such, with respect to our current borrowings, we believe fluctuations in interest rates would have a minimal impact on our net income. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. As of September 30, 2025, the fair value of our fixed-rate borrowings outstanding (excluding our Series D Term Preferred Stock) was approximately $458.5 million.
The following table summarizes the hypothetical change in fair value of our fixed-rate borrowings at September 30, 2025, if market interest rates had been one or two percentage points lower or higher than those rates in place as of September 30, 2025 (dollars in thousands):

Change in Market Interest Rates	Carrying Value(1)	Fair Value	Difference
2% decrease	$482,204	$478,055	$(4,149)
1% decrease	482,204	468,103	(14,101)
No change	482,204	458,535	(23,669)
1% increase	482,204	449,370	(32,834)
2% increase	482,204	440,547	(41,657)
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
None. Without limiting the generality of the foregoing, during the three months ended September 30, 2025, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

4.6	Form of Indenture, incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (File No. 333-270901), filed on March 28, 2023.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series E Cumulative Redeemable Preferred Stock as of September 30, 2025 (filed herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2025 and 2024; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: November 5, 2025	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: November 5, 2025	By:	/s/ David Gladstone
David Gladstone
President, Chief Executive Officer, and Chairman of the Board of Directors