Form 10-K
period 2025-12-31
GLADSTONE LAND Corp
filed 2026-02-24
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price on that date of $10.17 per share on the Nasdaq Global Market, was approximately $342.3 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been deemed to be affiliates.
The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 23, 2026, was 41,438,406.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2026, relating to the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE LAND CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2025

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
•Our investments in farms subject to leases with a participation rent component based on the annual gross revenue earned on the respective farm means that a portion of our cash flow is exposed to various risks, including risks related to declining crop prices and lower-than-average crop production, which could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders.
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
•We may not be able to raise sufficient capital or borrow money in sufficient amounts or on sufficiently favorable terms necessary to attain the optimal degree of leverage to operate our business or pursue property acquisitions, which may have an adverse effect on our operations and ability to pay distributions.
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
•We are dependent upon our key management personnel, who are employed by our Adviser and Administrator (each as defined in Part 1, Item 1, “Business–Overview”), for our future success, particularly David Gladstone, Bill Reiman, Lewis Parrish, and Jay Beckhorn. The death, disability, or unplanned departure of any of our executive officers or key personnel from the Adviser or Administrator, as applicable, could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.
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
•Investments in our common stock may not be suitable for pension or profit-sharing trusts, Keogh Plans, or individual retirement accounts.
•If our Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income may be subject to taxation.
This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. You should carefully review the risks set forth herein under Part I, Item 1A, “Risk Factors,” of this Form 10-K. New risk factors may also emerge from time to time that could materially and adversely affect us.
All references to “we,” “our,” “us,” and the “Company” in this Form 10-K mean Gladstone Land Corporation and its consolidated subsidiaries, except where it is made clear that the term refers only to Gladstone Land Corporation.

PART I

ITEM 1.	BUSINESS
Overview
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is primarily in the business of owning and leasing farmland, including through lease structures with a variable rent component based on the gross revenues generated from certain farms in lieu of fixed base rent. We are not generally a grower of crops, nor do we typically farm the properties we own, though from time to time, and on a temporary basis, we may also directly operate certain of our farms via management agreements with third-party operators and/or through a taxable REIT subsidiary (“TRS”). We currently own 144 farms totaling 98,688 acres across 14 states in the U.S. and 55,532 acre-feet of water assets in California. In addition, as of December 31, 2025, two of our properties (comprising four farms) were directly operated by us. We also own several farm-related facilities that are necessary to the farming operations on the underlying farmland.
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
We conduct substantially all of our business activities through an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure, by which all of our properties are held, directly or indirectly, by Gladstone Land Limited Partnership (the “Operating Partnership”). We control the sole general partner of the Operating Partnership and currently own all of the common units of limited partnership interest in the Operating Partnership (“OP Units”). We have in the past, and may in the future, offer equity ownership in our Operating Partnership by issuing additional OP Units to farmland owners as consideration for acquiring their farms. See “Our Investment Process—Types of Investments” below for additional information regarding OP Units.
We are managed by our external adviser, Gladstone Management Corporation (the “Adviser”), and Gladstone Administration, LLC (the “Administrator”), provides administrative services to us. Both our Adviser and our Administrator are affiliates of ours and of each other.
Upon the pricing of our initial public offering (the “IPO”), on January 29, 2013, our shares of common stock began trading on the Nasdaq Global Market (“Nasdaq”) under the symbol “LAND.” Our shares of 6.00% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) are traded on Nasdaq under the symbol “LANDO,” and our shares of 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) are traded on Nasdaq under the symbol “LANDP.” In addition, we have registered our 5.00% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”). The Series E Preferred Stock is not listed on a national securities exchange, and there is currently no public market for shares of this security.
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
•Operating Certain Farms under Certain Conditions. While we do not generally intend to be a grower of crops, we may choose to do so on select properties in certain unique situations if we believe it to be in the best interests of our stockholders and best to maintain the overall value of our portfolio. If we choose to operate any farms we own, we anticipate doing so via management agreements with third-party operators and/or through our TRS.
•Continue Expanding our Operations Geographically.  Our properties are currently located in 14 states across the U.S., and we expect that we will acquire properties in other farming regions of the U.S. in the future. While our primary regions of focus are the West and the Southeast regions of the U.S., we believe other regions of the U.S., such as the Pacific Northwest and Mid-Atlantic regions, offer attractive locations for expansion, and, to a lesser extent, we also expect to seek farmland acquisitions in certain regions of the Midwest on a select, opportunistic basis, as well as other areas in the U.S.
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
Our Investment Process
Types of Investments
We expect that substantially all of our investments will continue to be comprised of income-producing agricultural real property, and we expect that the majority of our leases will continue to be structured as triple-net leases. We may also acquire properties used by businesses that support farming communities. Investments will not be restricted as to geographical areas, but we expect that most of our investments in farmland real estate will continue to be made within the U.S. Currently, our properties are located across 14 states in the U.S.
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
We intend to own and lease primarily single-tenant, agricultural real property, and we may acquire and lease properties used by businesses that support farming communities. Generally, we will lease properties to tenants that our Adviser deems creditworthy under triple-net leases that will be full-recourse obligations of our tenants or their affiliates. Most of our agricultural leases have original terms ranging from 3 to 10 years for farms growing annual row crops and 7 to 15 years for properties growing permanent crops, often with options to extend the lease further. Rent is generally payable to us in advance on either an annual or semi-annual basis, with such rent typically subject to periodic escalation clauses provided for within the lease. The escalation clauses may specify fixed dollar amounts or percentage increases each year, or they may be variable, based on standard cost of living or inflation indices. In addition, some leases that are longer-term in nature may require a regular survey of comparable land rents, with the rent owed per the lease being adjusted to reflect then-current market rents. We also have leases that include a variable rent component based on the gross revenues earned on the respective farm. In these types of agreements, we will often require the lease to include the guarantee of a minimum amount of rental income that satisfies our investment return criteria. From time to time, we may also explore alternative leasing options with tenants on certain of our farms, including entering into agreements where we finance a portion of the planting, growing, and harvesting costs on certain farms in exchange for receiving a larger share of the resulting crop sales.
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
•Diversification. Our Adviser will seek to diversify our portfolio to avoid dependence on any one particular tenant, geographic location, facility type or crop type. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single underperforming investment or a downturn in any particular geographic region. Many of the areas in which we purchase or finance properties are likely to have their own microclimates and, although they appear to be in close proximity to one another, generally will not be similarly affected by weather or other natural occurrences at the same time. We currently own properties in 14 different states across the U.S., and over time, we expect to expand our geographic focus to other areas in the U.S., including the Pacific Northwest, Midwest, and Mid-Atlantic. We will also attempt to continue diversifying our portfolio of properties by seeking additional farmland that grows a variety of different crop types, while maintaining our current focus of owning and leasing farmland that grows fresh produce annual row crops and certain permanent crops. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Portfolio Diversification,” for a summary of our portfolio diversification and concentrations.
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
Consistent with the provisions of the Sarbanes-Oxley Act of 2002, we will not extend credit, or arrange for the extension of credit, to any of our directors and officers. Under the Maryland General Corporation Law, a contract or other transaction between us and one of our directors or officers or any other entity in which one of our directors or officers is also a director or officer or has a material financial interest is not void or voidable solely on the grounds of the common directorship or interest, the fact that the director or officer was present at the meeting at which the contract or transaction was approved or the fact that the director’s vote was counted in favor of the contract or transaction if:
•the material facts relating to the common directorship or interest and as to the transaction are disclosed to our Board of Directors or a committee of our Board of Directors, and our Board of Directors or the committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the directors not interested in the contract or transaction, even if the disinterested directors do not constitute a quorum of the Board of Directors or committee;
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

Our Adviser and Administrator
We are externally managed by our Adviser and Administrator. The officers, directors, and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We have entered into an investment advisory agreement with our Adviser, which was most recently amended and restated effective July 1, 2021 (the “Advisory Agreement”), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis, and for identifying, evaluating, negotiating, and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time.
Our Administrator employs our chief financial officer, treasurer, chief compliance officer, chief administrative officer, co-general counsels, co-secretaries (Michael LiCalsi, our chief administrative officer, co-general counsel, and co-secretary, also serves in the same roles for our Adviser and Administrator, in addition to serving as our Administrator’s president), and their respective staffs and provides administrative services to us under the amended and restated Administration Agreement entered into on February 1, 2013 (the “Administration Agreement”).
David Gladstone, our chairman, chief executive officer, president, and largest stockholder, is also the chairman, chief executive officer, and the controlling stockholder of our Adviser and our Administrator.
Our Adviser has an investment committee that evaluates and approves each of our investments. This investment committee is currently comprised of Messrs. Gladstone and Reiman; Mr. John Sateri, who is a managing director of our Adviser and President of Gladstone Alternative; and Ms. Laura Gladstone, who is a managing director of our Adviser. We believe that the review process of our Adviser’s investment committee positions us to compete effectively and efficiently because of the substantial experience that the members possess and their unique perspective in evaluating the blend of corporate credit, real estate, and lease terms that collectively combine to provide an acceptable risk for our investments.
Our Adviser’s board of directors has empowered the investment committee to authorize and approve our investments, subject to the terms of the Advisory Agreement. Before we acquire any property, the proposed transaction is reviewed by the investment committee to ensure that, in its view, the transaction satisfies our investment criteria and is within our investment policies. Approval by the investment committee will generally be the final step in the property acquisition approval process, although the separate approval of our Board of Directors is required in certain circumstances, which are described below.
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
Our Board of Directors has authorized our Adviser to make investments in any property on our behalf without the prior approval of our Board of Directors if the following conditions are satisfied:
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
Gladstone Securities
Gladstone Securities, LLC (“Gladstone Securities”) is a privately-held broker-dealer and a member of the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by David Gladstone, our chairman, chief executive officer, and president. Mr. Gladstone also serves on the board of managers of Gladstone Securities. In addition, Mr. LiCalsi serves in several capacities for Gladstone Securities, including as chief legal officer, secretary, and as a member of its board of managers since 2010 and a managing principal since 2011.
Financing Arrangement Agreement
On April 11, 2017, we entered into an agreement with Gladstone Securities for it to act as our non-exclusive agent to assist us with arranging financing for our properties (the “Financing Arrangement Agreement”). Pursuant to the agreement, we pay Gladstone Securities a financing fee in connection with the services it provides to us for securing financing on our properties. Refer to Note 8, “Related-Party Transactions—Gladstone Securities,” in the accompanying notes to our consolidated financial statements for a discussion of the fees to be paid to Gladstone Securities pursuant to the Financing Arrangement Agreement.
Dealer-Manager Agreements
In connection with the continuous public offering of our Series C Preferred Stock (which was completed in December 2022) and our Series E Preferred Stock (which expired on December 31, 2025), we entered into certain dealer-manager agreements with Gladstone Securities, whereby Gladstone Securities served as our exclusive dealer-manager. Pursuant to each of these dealer-manager agreements, Gladstone Securities provided certain sales, promotional, and marketing services to us in connection with the offering of the respective stock. Refer to Note 8, “Related-Party Transactions—Gladstone Securities,” in the accompanying notes to our consolidated financial statements for a discussion of the fees and commissions paid to Gladstone Securities pursuant to each of these dealer-manager agreements.
Human Capital Management
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or executive officer, or both, of each our Adviser and our Administrator. We expect that approximately 15 to 25 full-time employees of our Adviser and our Administrator will spend substantial time on our matters during the 2026 calendar year. Our CFO, accounting team, and the employees of our Adviser who manage our assets and investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase and the number of our Adviser’s employees working out of local offices, if any, where we buy land will also increase.
As of December 31, 2025, our Adviser and Administrator, collectively, had 75 full-time employees. A breakdown thereof is summarized by functional area in the table below:

Number of Individuals	Functional Area
16	Executive Management
40	Investment Management, Portfolio Management, and Due Diligence
19	Administration, Accounting, Compliance, Human Resources, Legal, and Treasury
The Adviser and the Administrator aim to attract and retain capable advisory and administrative personnel, respectively, by offering competitive base salaries, benefits, and bonus structure and by providing employees with appropriate opportunities for professional development and growth.
Competition
We face competition for farmland acreage from many different entities, including, but not limited to, developers, municipalities, individual farmers, agriculture corporations, institutional investors, and others. Investment firms that we might compete directly against could include agricultural investment firms such as Hancock Agricultural Investment Group, Prudential Agricultural Investments, and UBS AgriVest, LLC. These firms engage in the acquisition, asset management, valuation, and disposition of farmland properties. Further competition may also come from other agricultural REITs, both publicly-traded (e.g., Farmland Partners, Inc.) and privately-held (e.g., Iroquois Valley Farmland REIT, PBC); other agricultural-focused privately-held funds, such as AgIS Capital, LLC, and Homestead Capital; large institutional asset managers with farmland investment platforms (e.g., Nuveen/TIAA); and various online farmland crowdfunding platforms (e.g., AcreTrader, FarmTogether, etc.).
Government Regulations
We own, manage, acquire, and develop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the jurisdictions where our properties are located, which may differ among jurisdictions. Developments related to public health emergencies, including laws and regulations implemented by federal governmental authorities or state and local governmental authorities in jurisdictions where our properties are located in response to such public health emergencies, may impact our ability to operate our business, or those of our tenants, in the ordinary course, which may materially affect our results of operations for the year ending December 31, 2026. Otherwise, we do not expect that our compliance with the various laws and regulations we are subject to will have a material effect on our capital expenditures, results of operations, or competitive position for the year ending December 31, 2026, as compared to prior periods.
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
Our investments in farms subject to leases with a participation rent component based on the annual gross revenue earned on the respective farm means that a portion of our cash flow is exposed to various risks, including risks related to declining crop prices and lower-than-average crop production, which could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders.
We own several farms subject to leases that include a participation rent component based on the annual gross revenue earned on the respective farm, and we anticipate entering into additional leases with participation rent components, particularly on farmland growing permanent crops. Such leases will still be impacted by factors related to the success of the farmer-tenant’s harvest, including, but not limited to, declining crop prices and lower-than-average crop production, that may result in us receiving less rent than anticipated or projected when entering into such leases. A reduction in the rent we receive could have a material adverse effect on our cash flow and ability to make distributions to our stockholders.
We may not be successful in identifying and consummating additional suitable acquisitions that meet our investment criteria, which may impede our growth and negatively affect our results of operations.
We continue to actively seek and evaluate other farm properties for potential purchase, but there is no guarantee that we will be able to continue to find and acquire properties that meet our investment criteria or, if we do, obtain financing on acceptable terms. We expect that a significant number of our future tenants will be independent farming operations, about which there is generally little or no publicly available operating and financial information. As a result, we rely on our Adviser to perform due diligence investigations of these tenants, their operations, and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations. As a result, it is possible that we could lease properties to tenants that ultimately are unable to pay rent to us, which could adversely impact the amount available for distributions.
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
The majority of our properties undergoing development or planted with immature permanent crops are currently leased and earning income. However, with regard to future acquisitions of such properties, the time frame required for development and for the farms to become commercially productive means that we may not be able to lease the farms and, in turn, generate revenue with respect to such farms for several years. If any of the above events occur, the development of such farms may hinder our growth and have a material adverse effect on our results of operations and cash flow. In addition, new development farms, regardless of whether or not they are ultimately productive, typically require substantial time and attention from management.
We currently lease many of our properties to medium-sized, independent farming operations and agricultural businesses, which may have limited financial and personnel resources and, therefore, may be less stable than larger companies, which could impact our ability to generate rental revenue.
We expect to lease a significant number of our properties to medium-sized farming operations and related agricultural businesses, which will expose us to a number of risks specifically related to these entities. For example, medium-sized agricultural businesses may be more likely than larger farming operations to have difficulty making lease payments when they experience adverse events. They also tend to experience significant fluctuations in their operating results and may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our target tenants may face intense competition, including competition from companies with greater financial resources, which could lead to price pressure on crops that could lower our tenants’ income.
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
Existing or new tariffs imposed on foreign goods imported by the U.S. or on U.S. goods imported by foreign countries could subject us or our tenants to additional risks. Among other impacts, tariffs may increase growing or other operating costs for certain of our tenants or cause price increases with resulting reductions in demand for their crops, which could affect their ability to pay rent, including any level of applicable participation rent. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our tenants.
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
Our credit risk and credit losses can increase if the leases of our farm properties become concentrated with a tenant (or related tenants) that leases more than one farm or otherwise accounts for a relatively high percentage of our total lease revenue. For example, one of our third-party tenants currently leases nine of our farms and accounts for approximately 10.7% of our total lease revenue recorded during the year ended December 31, 2025. A consequence of a single tenant or a small number of tenants making up greater than 10% of our total lease revenue is that our business, financial condition and results of operations, and our ability to pay expected dividends to our stockholders may be materially adversely affected by the failure of such tenant(s) to meet their other obligations to us, the election by such tenant(s) to terminate its leases prior to their expiration, or the loss or financial instability of any such tenant(s). Similarly, events, actions, and market conditions that may not otherwise affect us directly or materially, such as tariffs or changes in government regulation, could nevertheless have a material adverse effect on us if such events, actions, and market conditions uniquely or disproportionately affect tenants that account for a relatively high percentage of our total lease revenue.
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
Since our IPO, we have expanded our investment focus to include farms used for permanent crops, and we may add to our investments in farmland used for permanent crops in the future. Permanent crops have plant structures (such as trees, vines, or bushes) that produce yearly crops without being replanted. Examples include almonds, apples, blueberries, figs, pistachios, oranges, and table and wine grapes. Permanent crops generally involve more risk than annual row crops because permanent crops require more time and capital to plant and cultivate. As a result, permanent crops are generally more expensive to replace and more susceptible to disease and poor weather. If a farmer loses a permanent crop to any natural disaster, such as drought, hurricane, flooding, fire, or disease, there would generally be significant time and capital needed to return the land to commercial production because a tree, bush, or vine may take years to grow before bearing fruit.
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
To lease the cropland that we intend to acquire, these properties will require access to sufficient water to make them suitable for farming. Additionally, the ability of our current tenants to make their rental payments is dependent upon sufficient access to water. Although we expect to acquire properties with sufficient water access, should the need arise for additional wells from which to obtain water, we likely would be required to obtain permits prior to drilling such wells. Permits for drilling water wells are required by state and county regulations, and such permits may be difficult to obtain due to the limited supply of water in areas where we expect to acquire properties, such as the farming regions of California. Similarly, our properties may be subject to governmental regulations relating to the quality and disposition of rainwater runoff or other water to be used for irrigation. In such case, we could incur costs necessary to retain this water. Water politics may adversely shift relative to our business interests or those of our tenants due to a number of external factors. If we are unable to obtain or maintain sufficient water supply for our properties, our ability to lease them for farming would be seriously impaired, which would have a material adverse impact on the value of our assets and our results of operations. If, in the future, we invest in farmland that depends upon rain water rather than local water access, our tenants on that farmland may be susceptible to extended droughts, and any failure on the part of such tenants to procure adequate drought insurance would impact the ability of such tenants to make rental payments, which would have a material adverse impact on our ability to generate returns on our properties.
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
There is no limitation imposed by our charter or bylaws on our borrowings. An increased amount of leverage may expose us to cash flow problems if rental income decreases. Under those circumstances, in order to pay our debt obligations, including distribution and dividend payments to stockholders, we might be required to sell properties at a loss or be unable to make distributions or decrease distributions to our stockholders. A failure to pay amounts due to lenders may result in a default on our obligations and result in certain penalties, such as increased interest rates. Additionally, our degree of leverage could adversely affect our ability to obtain additional financing and may have an adverse effect on the public market price of shares of our publicly-traded common stock or currently-designated preferred securities.
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
We will generally include provisions in our leases making tenants responsible for all environmental liabilities and for compliance with environmental regulations, and we seek to require tenants to reimburse us for damages or costs for which we have been found liable. However, these provisions will not eliminate our statutory liability or preclude third-party claims against us. Even if we were to have a legal claim against a tenant to enable us to recover any amounts we are required to pay, there are no assurances that we would be able to collect any money from the tenant. Our costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or lease the property or to borrow using the property as collateral. Additionally, we could become subject to new, stricter environmental regulations, which could diminish the utility of our properties and have a material adverse impact on our results of operations.
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
Future decisions by the U.S. Federal Reserve on the federal funds rate will depend on a variety of key economic indicators, including inflation and the unemployment rate, among others. Any future increases may cause interest rates and borrowing costs to rise even further, which may negatively impact our ability to access the debt markets on favorable terms. Any prolonged adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.
We cannot predict the impact future actions by regulators or government bodies, including the U.S. Federal Reserve, will have on real estate debt markets, the market value of our capital stock or on our business, and any such actions may negatively impact us.
Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the real estate debt markets. Partly due to the continued elevated levels of the federal funds rate and the uncertainty over future actions of the Federal Reserve, borrowing costs remain high. Any decision by the Federal Reserve that causes interest rates and borrowing costs to remain high or rise even further may negatively impact our ability to access the debt markets on favorable terms and the market value of our capital stock. This may result in future acquisitions by us generating lower overall economic returns and increasing the costs associated with refinancing current debt, which could potentially reduce future cash flow available for distributions. It is difficult to predict future legislation, regulation, and executive actions, and we cannot predict or control the impact future actions by regulators or government bodies, such as the Federal Reserve, will have on our business.
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
Risks Associated with Our Use of an Adviser to Manage Our Business
We are dependent upon our key management personnel who are employees of our Adviser and Administrator for our future success, particularly David Gladstone, Bill Reiman, Lewis Parrish, and Jay Beckhorn.
We have no employees and are therefore dependent on the senior management and other key management members who are employed by our Adviser or Administrator, as applicable, to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman, chief executive officer and president; Bill Reiman, our Executive Vice President; Lewis Parrish, our chief financial officer and assistant treasurer; and Jay Beckhorn, our treasurer. Mr. Gladstone also serves as the chief executive officer of our Adviser and our Administrator. Although we engage in customary mitigating activities, such as succession planning, the death, disability, or unplanned departure of any of our executive officers or key personnel of our Adviser or Administrator, as applicable, could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives. Additionally, from time to time, our Adviser or Administrator, as applicable, may have vacancies for key employees and/or senior leadership roles that would be expected to provide important services to us, and the failure to fill any such key vacancies could adversely affect our business and results.
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
There are provisions in our charter and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example:
•Our articles of incorporation prohibit ownership of more than 3.3% of the outstanding shares of our capital stock by one person, except for certain qualified institutional investors, which are limited to holding 9.8% of our common stock. As of December 31, 2025, David Gladstone, our chairman, chief executive officer, and president, and pursuant to an exception approved by our Board of Directors and in compliance with our charter, owned, directly or indirectly, including through certain foundations and trusts, approximately 6.6% of our common stock. The ownership restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.
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
These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder must be recommended by our Board of Directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of common stock and two-thirds of the votes entitled to be cast by holders of our common stock other than shares held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our Board of Directors prior to the time that someone becomes an interested stockholder.
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
In particular, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities other than government securities, securities of a TRS, and qualified real estate assets generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets other than government securities, securities of TRSs, and qualified real estate assets can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017, and before January 1, 2026) of the value of our total assets can be represented by securities of one or more TRSs.
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
To maintain our qualification as a REIT, no more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year, beginning with the second year after our election to be treated as a REIT. To facilitate compliance with this requirement, our charter prohibits any individual from owning more than 3.3% in value of our outstanding stock. Pursuant to an exception from this limit contained in our charter, as of December 31, 2025, David Gladstone owned, directly or indirectly, including through certain trusts, aggregate beneficial ownership of approximately 6.0% of our outstanding common stock. In addition, the David and Lorna Gladstone Foundation, a private charitable foundation, owned approximately 0.6% of our outstanding common stock. Our Board of Directors may also reduce the 3.3% ownership limitation if it determines that doing so is necessary for us to maintain our qualification for REIT treatment. However, such a reduction would not be effective for any stockholder who beneficially owns more than the reduced ownership limit. We believe that we have satisfied the ownership diversification requirements, including with respect to our taxable year ended December 31, 2025. However, if, at any point in time, we are unable to comply with the ownership diversification requirements, we could fail to maintain our qualification as a REIT, which could require us to pay taxes and negatively impact our cash available for future distribution.
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
We have elected to treat Gladstone Land Advisers, Inc. (“Land Advisers”), a wholly-owned subsidiary of ours, as a TRS. We may also form other TRSs as part of our overall business strategy. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017, and before January 1, 2026) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state, and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Our TRSs will pay federal, state, and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. We anticipate that the aggregate value of any TRS stock and securities owned by us will be less than 25% (20% for taxable years beginning after December 31, 2017, and before January 1, 2026) of the value of our total assets, including the TRS stock and securities. We will evaluate all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax. There can be no assurance, however, that we will be able to comply with the TRS limitation or to avoid application of the 100% excise tax.
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
Risks Relating to the Market for our Common Stock and our Currently-Designated Preferred Securities
Future issuances and sales of shares of our common stock, our currently-designated preferred securities, future series of preferred securities, or the perception that such issuances will occur, may have adverse effects on the trading prices of our shares.
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
There is currently no public market for the Series E Preferred Stock. We intend to apply to list the Series E Preferred Stock on Nasdaq or another national securities exchange or to include these shares for quotation on a national securities market sometime within 12 months following the Series E Preferred Stock offering’s termination date, which was December 31, 2025. Until shares of the Series E Preferred Stock are listed on Nasdaq or another national securities exchange, if ever, holders of such shares may be unable to sell them at all or, if they are able to, only at substantial discounts from the liquidation preference. Even if the Series E Preferred Stock is listed on Nasdaq or another national securities exchange within one calendar year of December 31, 2025, there is a risk that such shares may be thinly traded, and the market for such shares may be relatively illiquid compared to the market for other types of securities, with the spread between the bid and ask prices considerably greater than the spreads of other securities with comparable terms and features. Additionally, our charter contains restrictions on the ownership and transfer of our securities, including the Series E Preferred Stock, and these restrictions may inhibit your ability to sell the Series E Preferred Stock promptly, or at all. Also, since the Series E Preferred Stock has a stated maturity date, holders may be forced to hold the Series E Preferred Stock and receive stated dividends on the shares when, as, and if authorized by our Board of Directors and declared by us with no assurance as to ever receiving the liquidation preference.
Our currently-designated preferred securities all bear a risk of redemption by us.
We may voluntarily redeem some or all of our currently-designated preferred securities. Any such redemptions may occur at a time that is unfavorable to stockholders. We may have an incentive to redeem any of our series of preferred stock voluntarily if market conditions allow us to issue common stock, other preferred stock, or debt securities at a dividend or interest rate that is lower than the dividend rate on such series of preferred stock.

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
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 144 farms we owned as of December 31, 2025 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water Assets	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,845	32,321	55,532	$816,801	$356,838
Florida	18	10,412	8,635	—	112,960	45,824
Washington	6	2,520	2,004	—	51,162	14,489
Arizona(6)	6	6,320	5,333	—	48,225	11,642
Colorado	10	31,448	24,513	—	38,077	8,924
Oregon(7)	6	898	736	—	29,180	10,421
Nebraska	7	5,223	4,949	—	19,743	9,466
Michigan	12	1,245	778	—	14,676	8,455
Texas	1	3,667	2,219	—	9,329	—
Maryland	6	987	863	—	7,843	4,086
South Carolina	3	597	447	—	3,362	2,051
Georgia	2	230	175	—	2,247	1,553
New Jersey	3	116	101	—	2,025	1,147
Delaware	1	180	140	—	1,265	656
Totals	144	98,688	83,214	55,532	$1,156,895	$475,552
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
(2)Excludes approximately $1.9 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of December 31, 2025, this investment had a net carrying value of approximately $974,000 and is included within Other assets, net on the accompanying Consolidated Balance Sheet.
(4)Includes eight acres in which we own a leasehold interest via a ground lease with a private individual that expires in December 2040 and five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. As of December 31, 2025, these two ground leases had a net cost basis of approximately $613,000 and are included in Lease intangibles, net on the accompanying Consolidated Balance Sheets.
(5)Includes 48,309 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, and 7,223 surplus water credits in our account with Westlands Water District, located in Fresno County, California. See Note 5, “Investments in Water Assets,” for additional information.
(6)Includes two farms consisting of 1,368 total acres and 1,221 farm acres in which we own leasehold interests via two ground leases with the State of Arizona that expire in February 2032 and February 2035, respectively. As of December 31, 2025, the aggregate net cost basis of these ground leases was zero.
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of December 31, 2025, this investment had a net carrying value of approximately $4.8 million and is included within Other assets, net on the accompanying Consolidated Balance Sheets.

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
For federal income tax purposes, distributions to our stockholders generally consist of ordinary income, capital gains, non-taxable return of capital, or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a non-taxable return of capital rather than a dividend and will not be taxable to the extent of the stockholder’s basis in its shares of our stock, which basis will be reduced by an amount equal to such non-taxable distribution. To the extent a distribution exceeds the stockholder’s share of both our current and accumulated earnings and profits and the stockholder’s basis in its shares of our stock, that distribution will be treated as a gain from the sale or exchange of that stockholder’s shares of our stock. Every year, we notify stockholders of the taxability of distributions paid to stockholders during the preceding year.
Stockholder Information
As of February 13, 2026:
•there were 18 registered holders of record and 52,742 beneficial owners of our common stock; and
•other than those owned by the Company, there were no holders of record or beneficial owners of our OP Units. After a mandatory one-year holding period, our OP Units are redeemable at the option of the holder for cash or, at our election, shares of our common stock on a one-for-one basis.
OP Unit Redemptions
Since January 1, 2025, through the date of this filing, no OP Units were tendered for redemption. There are currently no OP Units outstanding other than those owned by the Company.
Sale of Unregistered Securities
We did not sell any unregistered shares of stock during the three months or year ended December 31, 2025.
Issuer Purchases of Equity Securities
On May 17, 2024, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our 6.00% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) and up to $35.0 million of our 6.00% Series C Preferred Stock, par value $0.001 (the “Series C Preferred Stock”) (collectively, the “2024 Repurchase Program”). The Board of Directors’ authorization of the 2024 Repurchase Program expired on May 17, 2025.

On July 11, 2025, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $20.0 million of our Series B Preferred Stock and up to $35.0 million of our Series C Preferred Stock (collectively, the “2025 Repurchase Program”). The Board of Directors’ authorization of the 2025 Repurchase Program may be suspended at any time, does not obligate us to acquire any particular amount of securities, and expires on July 10, 2026. Under the 2025 Repurchase Program, repurchases are intended to be implemented through open market transactions on U.S. exchanges and/or in privately-negotiated transactions facilitated by a third-party broker acting as agent for us in accordance with applicable securities laws. Any repurchases will be made during applicable trading window periods or pursuant to Rule 10b5-1 trading plans.
No shares of Series B Preferred Stock or Series C Preferred Stock were repurchased under either the 2024 Repurchase Program or the 2025 Repurchase Program during the year ended December 31, 2025.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.
OVERVIEW
General
We are an externally-managed, agricultural REIT that is primarily engaged in owning and leasing farmland, including through lease structures with a variable rent component based on the gross revenues generated from certain farms in lieu of fixed base rent. From time to time, and on a temporary basis, we may also directly operate certain of our farms via management agreements with third-party operators and/or through a TRS. We currently own 144 farms totaling 98,688 acres across 14 states in the U.S. and 55,532 acre-feet of water assets in California. In addition, two of our properties (comprising four farms) are currently being directly operated.
We conduct substantially all of our activities through, and all of our properties are held, directly or indirectly, by the Operating Partnership. Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns all of the OP Units. In addition, we have elected for Land Advisers, an indirect wholly-owned subsidiary of ours, to be treated as a TRS.
Our Adviser manages our real estate portfolio pursuant to an advisory agreement, and our Administrator provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and directly pay their salaries, benefits, and general expenses.
As of February 24, 2026:
•we owned 144 farms comprised of 98,688 total acres across 14 states in the U.S. and 55,532 acre-feet of water assets in California;
•our occupancy rate (based on farmable acreage and including direct-operated farms) was 95.0%, and our farms were leased to 82 different, unrelated third-party tenants growing over 60 different types of crops;
•the weighted-average remaining agricultural lease term across our farmland holdings was 4.7 years; and
•the weighted-average term to maturity of our notes and bonds payable was 6.6 years, and approximately 97.9% of our borrowings bore interest at fixed rates; on a weighted-average basis, the remaining fixed-price term of our borrowings was 2.7 years, with an expected weighted-average effective interest rate (after interest patronage, as described below) of 3.39% over that term.
Business Environment
Impact of Inflation, Interest Rates, and Tariffs and Trade
Inflation
According to the U.S. Bureau of Labor Statistics, the Consumer Price Index (“CPI”) rose at an annual rate of 2.7% through December 31, 2025, reflecting continued moderation from peak inflation levels observed in mid-2022. Food price increases have likewise slowed but remain elevated relative to headline CPI, with the overall food category up by 3.1% over the same period. Notably, over the past four years, food prices have risen by 19.8%, outpacing the overall CPI increase of 16.2% and reflecting sustained pricing pressures across many agricultural markets. In addition, the U.S. Department of Agriculture’s August 2025 Land Values Summary reported that nationwide farm real estate values increased 4.3% year-over-year, while cropland values rose 4.7%. This data indicates that farmland values have continued to appreciate, although at a more moderate pace than in prior years. While elevated input costs remain a concern for farm operators, we believe these pressures are being offset in certain markets to the extent food prices keep pace with or exceed broader inflation trends.
Interest Rates
The Federal Reserve (the “Fed”) resumed monetary easing in late 2025, lowering the target range for the federal funds rate by 25 basis points in each of September, October, and December 2025, bringing the range to 3.50% to 3.75%. The Fed maintained this target range at its January 2026 meeting, reflecting a more data-dependent posture as inflation continued to moderate and economic growth showed signs of slowing amid mixed economic signals. Benchmark yields have declined modestly in response, with the 10-year U.S. Treasury yield recently fluctuating around 4.0%, compared with levels consistently above 4.4% earlier in 2025. Although borrowing costs have eased somewhat, credit availability remains selective, and long-term spreads continue to reflect lender caution. As a result, while financing conditions have improved relative to a year ago, access to debt on favorable terms remains uneven and continues to limit our ability to pursue new farmland acquisitions.
Currently, approximately 97.9% of our outstanding borrowings bear interest at fixed rates, with a weighted-average effective interest rate of 3.39% and an average remaining term of 2.7 years. As a result, changes in market interest rates have had a minimal impact on our interest expense in recent periods, and we believe our exposure to near-term interest rate volatility is limited.
Tariffs and Trade
Ongoing trade tensions and new tariffs continue to create uncertainty in U.S. agricultural export markets. Certain crops grown on our farms, including almonds and pistachios, remain particularly exposed, as approximately 60% to 80% of U.S.-produced almonds and pistachios are exported annually; however, recent market stabilization and strengthening demand have provided more favorable near-term signals. In contrast, crops with strong domestic demand, such as fresh produce (including berries and vegetables), are generally less affected by trade disputes, although they may still be impacted by disputes involving key North American trading partners, including Canada and Mexico.
Although international trade developments have influenced sentiment in export-oriented crop markets, pricing for almonds and pistachios continues to be primarily driven by underlying supply and demand fundamentals. With the 2025 harvest complete, final almond production is coming in below initial industry forecasts, contributing to upward pricing pressure and resulting in price levels that are stable yet profitable for growers. The marketing season for the 2025 crop is still ongoing and will continue into the fall of 2026, with current almond prices approximately 10% to 14% higher year-over-year. In addition, production volumes on our farms have exceeded our initial internal expectations.
Pistachios continue to experience strong demand, particularly in international markets, with demand for pistachio-based ingredients also increasing, supported by broader consumer trends and sustained global market growth. The 2025 U.S. pistachio crop was initially expected to be a record crop; however, current estimates indicate production will fall short of those expectations and will be more in line with 2023 production levels. Harvest activities on our farms are complete, and overall yields exceeded our internal projections. The smaller-than-expected overall crop has contributed to upward pricing pressure, with current pistachio prices (for the 2024 crop) approximately 13% to 18% higher than the prior year (for the 2023 crop). Prices were initially expected to be lower but have instead strengthened, supporting expectations that final pricing for the 2025 crop should exceed 2024 levels.
We continue to monitor tariff discussions and trade policy developments closely, but the full impact on crop prices and grower economics remains uncertain. Prolonged disruptions to export markets could impact lease structures and participation rent levels on affected farms. In addition, significant increases in tariffs or unfavorable trade terms for almonds or pistachios could require us to allocate additional capital to support crop production under certain lease agreements in exchange for higher participation rents.
Another key factor impacting export demand is the strength of the U.S. dollar. A weaker dollar enhances the global competitiveness of U.S. agricultural exports, which may help offset certain adverse effects of tariffs and trade constraints and potentially drive increased demand for domestically grown products.
California Water Outlook
The 2025-2026 water year is approaching its midpoint, with precipitation to date mixed across the state. While the season began with above-average precipitation, drier conditions in January resulted in snowpack levels below historical norms in several regions. However, recent storm systems have delivered additional widespread precipitation, including significant snowfall in the Sierra Nevada, which has improved snowpack conditions and is expected to support late-season runoff. In addition, reservoir levels remain well above historical norms, reflecting strong carryover storage following multiple years of average or above-average precipitation. As of early February 2026, no portion of the state was subject to drought designation, supporting relatively favorable near-term surface water supply conditions. As a result, current expectations are that surface water allocations for the 2025-2026 water year will range from approximately 30% to 50%, subject to late-season precipitation patterns and regulatory requirements.
Sustained wet conditions in recent years have benefited our permanent crop assets by supporting groundwater recharge and improving root zone moisture content. To date, we have not observed any significant water-related stress in our permanent plantings, which appear healthy and in good condition entering the upcoming growing season. Meanwhile, the ongoing phased implementation of California’s Sustainable Groundwater Management Act (“SGMA”) continues to impose groundwater pumping restrictions across the state. In response, we are evaluating and participating in supplemental water initiatives aimed at mitigating the impact of SGMA-related curtailments, including floodwater capture and storage projects, voluntary fallowing programs, and targeted investments in water infrastructure to support long-term access to reliable water supplies. Periods of surplus surface water can result in increased availability of lower-cost water from purveyors, and we continue to monitor such opportunities as part of our long-term water strategy. Based on current conditions, we believe our farms are well-positioned for the 2026 growing season with respect to both groundwater and surface water availability.
Factors Impacting Agricultural Land Values in our Regions of Focus
Western U.S.
Land values in the western U.S. continue to face pressure from the elevated interest rate environment and a period of lower crop prices, particularly in almonds, wine grapes, and apples. Both the almond and wine grape industries have experienced significant acreage removals, and the higher cost of capital continues to limit the pace at which this acreage is replanted. Among other factors, this has contributed to some improvement in almond pricing, although prices remain below peak levels experienced in prior years. Pistachios continue to perform relatively better and have exhibited stronger profitability, despite an increase in bearing acreage.
Meanwhile, with water conditions having been more favorable in recent years, acreage dedicated to certain specialty row crops expanded in select Western markets, contributing to downward pricing pressure in some categories. More recently, we have observed early indications of acreage shifting away from certain specialty row crops with weaker margins toward alternative crops or uses based on local water availability and expected returns, and we expect continued reductions in acreage of certain row crops.
Southeastern U.S.
Values of farmland in the Southeast, particularly those growing fruits and vegetables, continue to rise at a steady pace, supported by sustained population growth and migration to the region. Our land holdings in Florida have benefited from residential development interest, solar projects, and continued interest from large-scale farmland investors, all contributing to upward pressure on farmland values. Overall, farmland rents have remained stable, with slight variations depending on crop type.
Despite these positive trends, the Florida citrus industry continues to face persistent challenges, including citrus greening disease, severe weather events (including periodic drought conditions), and economic pressures. These conditions have led both large- and small-scale producers to exit or scale back operations, with some seeking to monetize land through sales or alternative uses. In contrast, demand for strawberry and vegetable acreage remains resilient, supporting stable to improving rental rates despite competitive pressures from imports and rising labor costs.
Portfolio Diversification
Our farmland portfolio currently consists of 144 farms leased to 82 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The following table summarizes the geographic locations (by state) of our farms owned as of and during the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	As of and For the Year Ended December 31, 2025					As of and For the Year Ended December 31, 2024					As of and For the Year Ended December 31, 2023
State	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,845	35.3%	$49,956	65.6%	63	34,845	31.3%	$58,055	68.5%	63	34,844	30.1%	$59,143	65.5%
Florida	18	10,412	10.5%	8,975	11.8%	25	18,720	16.8%	12,055	14.2%	26	22,468	19.4%	15,076	16.7%
Colorado	10	31,448	31.9%	4,584	6.0%	12	32,773	29.5%	2,645	3.1%	12	32,773	28.3%	2,564	2.8%
Washington	6	2,520	2.6%	4,384	5.8%	6	2,520	2.3%	4,291	5.1%	6	2,520	2.2%	4,651	5.1%
Arizona	6	6,320	6.4%	2,349	3.1%	6	6,320	5.7%	2,275	2.7%	6	6,320	5.5%	2,263	2.5%
Oregon	6	898	0.9%	1,707	2.2%	6	898	0.8%	1,965	2.3%	6	898	0.8%	2,181	2.4%
Nebraska	7	5,223	5.3%	1,353	1.8%	9	7,782	7.0%	892	1.1%	9	7,782	6.7%	1,778	2.0%
Michigan	12	1,245	1.3%	1,105	1.5%	12	1,245	1.1%	1,021	1.2%	23	1,892	1.6%	966	1.1%
Texas	1	3,667	3.7%	547	0.7%	1	3,667	3.3%	468	0.5%	1	3,667	3.2%	450	0.5%
Maryland	6	987	1.0%	482	0.6%	6	987	0.9%	466	0.5%	6	987	0.9%	461	0.5%
South Carolina	3	597	0.6%	244	0.3%	3	597	0.5%	244	0.3%	3	597	0.5%	244	0.3%
Georgia	2	230	0.2%	224	0.3%	2	230	0.2%	224	0.3%	2	230	0.2%	224	0.3%
New Jersey	3	116	0.1%	136	0.2%	3	116	0.1%	134	0.2%	3	116	0.1%	129	0.1%
Delaware	1	180	0.2%	79	0.1%	1	180	0.2%	76	0.1%	1	180	0.2%	75	0.1%
North Carolina	—	—	—%	—	—%	2	310	0.3%	(48)	(0.1)%	2	310	0.3%	114	0.1%
TOTALS	144	98,688	100.0%	$76,125	100.0%	157	111,190	100.0%	$84,763	100.0%	169	115,584	100.0%	$90,319	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Our lease agreements will generally include one of the following rental structures: (i) fixed base cash rents, (ii) fixed base cash rents, plus a variable component, referred to as “participation rents,” based on the gross revenues generated from the respective farms (though such leases often include a guarantee of a minimum amount of rental income), or, to a lesser extent, (iii) no fixed base cash rents (or, in certain cases, a cash allowance to cover certain operating or capital costs), in exchange for a significantly higher share of participation rents. Fixed base cash rent is generally payable to us in advance on an annual, semi-annual, or quarterly basis, with such rent typically subject to periodic escalation clauses as set forth within the lease, while participation rent is generally payable to us annually, with the majority of it coming in the fourth quarter of each fiscal year. Currently, 90 of our farms are leased on a pure, triple-net basis, 38 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, or insurance costs), 4 farms are direct-operated by us through third-party management agreements, and 9 farms are vacant. Additionally, 22 of our farms are leased under agreements that include participation rents.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of December 31, 2025 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring / Expired Leased Acreage	% of Total Acreage	Lease Revenue for the Year Ended December 31, 2025	% of Total Lease Revenue
2026	13	10,772	10.9%	$6,406	8.4%
2027	14	13,840	14.0%	17,171	22.6%
2028	13	5,187	5.3%	5,490	7.2%
2029	7	1,973	2.0%	3,182	4.2%
2030	7	12,629	12.8%	9,973	13.1%
Thereafter	32	40,811	41.4%	25,150	33.0%
Other(2)	10	25	—%	583	0.8%
Terminated/expired leases and sold properties(3)		13,451	13.6%	8,170	10.7%
Totals	96	98,688	100.0%	$76,125	100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Primarily consists of ancillary leases (e.g., renewable energy leases; oil, gas, and mineral leases; telecommunications leases; etc.) with varying expirations on certain of our farms.
(3)Includes lease revenues of approximately $7.2 million (including approximately $4.4 million of lease-related termination fees) from 15 farms for which the respective leases had expired as of December 31, 2025, and approximately $0.9 million from 13 farms sold during the year ended December 31, 2025. Certain of these leases were renewed subsequent to December 31, 2025; see below, under “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity,” for additional information on these and certain other lease renewals.
We are currently exploring a variety of options with certain of our 2026 lease expirations, including negotiating lease terms with existing and prospective new tenants and discussing sale options with prospective buyers. In addition, while we seek to lease all properties under traditional leases that involve a certain level of fixed base rent, with respect to expirations on certain western permanent crop farms, we may also decide to proceed with a modified lease structure that involves a reduced base rent amount (or none) and/or, in certain cases, a cash lease incentive, in exchange for an increased level of participation rents, or we may decide to proceed to operate certain of these properties ourselves via third-party management agreements. Regarding all vacancies and upcoming lease expirations, there can be no assurance that we will be able to execute new leases or renew the existing leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Recent Developments
Portfolio Activity—Existing Properties
Property Sales
In January 2025, we completed the sale of five farms in Florida totaling 5,630 gross acres for an aggregate sales price of $52.5 million. Including closing costs, we recognized a net gain on the sale of approximately $14.1 million.
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
In December 2025, we completed the following sale transactions:
•the sale of two farms in North Carolina totaling 310 gross acres for an aggregate sales price of approximately $1.0 million. Including closing costs, we recognized an aggregate net loss on these sales of approximately $1.2 million.
•the sale of two farms in Colorado totaling 1,325 gross acres for an aggregate sales price of approximately $8.5 million. Including closing costs, we recognized a net gain on the sale of approximately $0.8 million.
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since January 1, 2025, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
CA, CO, & OR	14	16,157	$6,899	7	10 / 4 / 0	$6,388	5.0	7	10 / 4 / 0
(1)In connection with certain of these leases, we committed to provide cash allowances or capital for certain operations and improvements on these farms, which are excluded from the figures above. See Note 3, “Real Estate and Intangible Assets—Intangible Assets and Liabilities,” and Note 9,

“Commitments and Contingencies—Operating Obligations,” within the accompanying notes to our consolidated financial statements for additional information on these and other commitments.
(2)Based on the minimum cash rental payments guaranteed under the applicable leases (presented on an annualized basis), as required under GAAP, and excludes contingent rental payments, such as participation rents. In executing certain lease renewals, particularly those on certain western permanent crop farms, we reduced or eliminated the base rent component or, in certain cases, provided the tenants with a cash lease incentive, in exchange for significantly increasing the participation rent component, the final results of which will not be known until the second half of 2026 or later.
(3)“NNN” refers to leases under triple-net lease arrangements, “NN” refers to leases under partial-net lease arrangements, and “N” refers to leases under single-net lease arrangements, in each case, as described above under “Leases—General.”
Crop Sales
Through a management agreement with a third-party operator, we currently manage a 2,409-acre property (encompassing two farms) located in Kern County, California, which includes 2,293 acres of bearing almond and pistachio orchards. Revenue from the sale of crops harvested and sold during the year ended December 31, 2025 and the cumulative growing costs incurred for such crops are shown in the following table (dollars in thousands):

Crop sales revenues(1)	$12,164
Cost of sales(1)	9,588
(1)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
See Note 4, “Crop Inventory and Crop Sales,” within the accompanying notes to our consolidated financial statements for additional information.
Impairment
During the year ended December 31, 2025, we recognized an aggregate impairment charge of approximately $3.9 million on one property (encompassing two farms) located in St. Lucie County, Florida, and one farm located in Santa Barbara County, California, due to the estimated fair values being lower than the respective carrying values.
Vacant, Direct-operated, and Non-accrual Properties
We currently have nine farms that are wholly or partially vacant, four farms that are being direct-operated through third-party management agreements, and five farms (leased to three tenants) for which lease revenues are being recognized on a cash basis (due to our determination that full collection of the remaining contractual rent under these leases is not probable due to credit concerns with the respective tenants). For the year ended December 31, 2025, we recognized approximately $3.7 million of lease revenue from these farms (including an early lease termination fee of approximately $2.4 million) and approximately $2.6 million of net profits from crop sales (see above, under “—Crop Sales”), compared to approximately $7.9 million of lease revenue for the prior year.
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
Financing Activity
Debt Activity
New Borrowings
From January 1, 2025, through the date of this filing, we entered into a new loan agreement with MetLife, as summarized below (dollars in thousands):

Date of Issuance	Amount	Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
4/11/2025	$10,600	2/15/2030	28.6 years	6.31%	Fixed through 2/14/2028; variable thereafter
Loan Repayments
From January 1, 2025, through the date of this filing, we repaid approximately $44.2 million of loans, the majority of which were either maturing or scheduled for a price reset. On a weighted-average basis, these borrowings bore interest at a stated rate of 4.68% and an effective interest rate (after interest patronage, where applicable) of 4.23%.
Farm Credit Notes Payable—Interest Patronage

From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with 13 different Farm Credit associations (collectively, “Farm Credit”). The following table provides certain information about interest patronage related to interest accrued on the Farm Credit Notes Payable during the year ended December 31, 2024 (dollars in thousands):

	Amount	Reduction in Interest Rates(1)
	Received	Percent	Basis Points
2024 Interest Patronage(2)	$1,819	21.9%	101
(1)Presented as a reduction in the stated interest rates on such borrowings, shown on a weighted-average basis.
(2)Relates to interest accrued on the Farm Credit Notes Payable during calendar year 2024. Of this amount, approximately $0.1 million was recorded in the third quarter of 2024, and approximately $1.7 million was recorded in the first quarter of 2025.
For further discussion on interest patronage, refer to Note 6, “Borrowings—Farm Credit Notes Payable—Interest Patronage,” in the accompanying notes to our consolidated financial statements.
Redemption of Series D Term Preferred Stock
On January 30, 2026, we redeemed all outstanding shares of our 5.00% Series D Cumulative Term Preferred Stock, par value $0.001 per share (the “Series D Term Preferred Stock”) at a cash redemption price of $25.100695 per share, representing the payment of the liquidation preference, plus an amount equal to accrued and unpaid dividends to, but excluding, January 30, 2026, in the amount of $0.100695 per share. In total, we paid approximately $60.6 million for the redemption of the Series D Term Preferred Stock. Our Series D Term Preferred Stock was delisted from Nasdaq on the date we redeemed all outstanding shares.
Equity Activity
Series E Preferred Stock
On November 9, 2022, we filed a prospectus supplement with the SEC for a continuous public offering (the “Series E Offering”) of up to 8,000,000 shares of our Series E Preferred Stock, on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share.
The Series E Offering expired on December 31, 2025. Exclusive of redemptions, the Series E Offering resulted in total gross proceeds of approximately $6.3 million and net proceeds, after deducting Selling Commissions, Dealer-Manager Fees, and offering expenses payable by us, of approximately $5.7 million. In conjunction with the termination of the Series E Offering, during the year ended December 31, 2025, we expensed approximately $547,000 of unamortized deferred offering costs. These costs were recorded to Write-off of costs associated with offering of Series E cumulative redeemable preferred stock on the accompanying Consolidated Statements of Operations and Comprehensive Income during the year ended December 31, 2025.
See Note 10, “Equity,” in the accompanying notes to our consolidated financial statements for additional information.
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
The following table summarizes the activity under the ATM Program from January 1, 2025, through the date of this filing (dollars in thousands):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
5,253,748	$9.58	$50,351	$49,848
(1)Net of underwriter commissions.
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

Advisory Agreement
Pursuant to the Advisory Agreement, our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. The base management and incentive fees are described below. For information on the capital gains and termination fees, refer to Note 8, “Related-Party Transactions—Our Adviser and Administrator—Advisory Agreement,” within the accompanying notes to our consolidated financial statements.
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
Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer, chief administrative officer, co-general counsels, co-secretaries (Mr. LiCalsi, our chief administrative officer, co-general counsel, and co-secretary, also serves in the same roles for our Administrator, in addition to serving as our Administrator’s president), and their respective staffs. Our allocable portion of the Administrator’s expenses is generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements.
Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies are provided in Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements, located elsewhere in this Form 10-K, and a summary of our critical accounting policies is below. We consider these policies to be critical because they involve estimates and assumptions that require complex, subjective, or significant judgments in their application and that materially affect our results of operations. There were no material changes in our critical accounting policies during the year ended December 31, 2025.
Purchase Price Allocation
When we acquire real estate, we allocate the purchase price to: (i) the tangible assets acquired and liabilities assumed, consisting primarily of land, improvements (including irrigation and drainage systems), permanent plantings, and farm-related facilities and, if applicable, (ii) any identifiable intangible assets and liabilities, which primarily consist of the values of above- and below-market leases, in-place lease values, and lease origination costs, and tenant relationships, based in each case on their fair values.
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
With regard to the comparison between the years ended December 31, 2025 and 2024:
•We owned 144 farms as of December 31, 2025, that are considered our same-property portfolio. Same-property occupancy (based on farmable acres and including farms that were direct-operated or on non-accrual status) decreased approximately 1.1% to 95.1% as of December 31, 2025, compared to 96.2% as of December 31, 2024.

◦Included within our same-property portfolio are farms that were wholly or partially vacant, direct-operated, or on non-accrual status during all or a portion of the periods presented. For all or a portion of the year ended December 31, 2025, we had 17 farms that were considered vacant, direct-operated, or on non-accrual status, compared to 16 such farms for the prior year.
•From January 1, 2024, through December 31, 2025, we did not acquire any new farms and disposed of 25 farms.
A comparison of results of components comprising our operating income for the years ended December 31, 2025 and 2024 is below (dollars in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Operating revenues:
Lease revenue:
Fixed lease payments	$51,180	$73,952	$(22,772)	(30.8)%
Variable lease payments – participation rents	20,031	9,401	10,630	113.1%
Variable lease payments – tenant reimbursements and other	4,914	1,410	3,504	248.5%
Total lease revenue	76,125	84,763	(8,638)	(10.2)%
Crop sales	12,164	—	12,164	NM
Other operating revenue	50	453	(403)	(89.0)%
Total operating revenues	88,339	85,216	3,123	3.7%
Operating expenses:
Depreciation and amortization	34,549	35,055	(506)	(1.4)%
Property operating expenses	6,696	5,334	1,362	25.5%
Cost of sales	9,588	—	9,588	NM
Base management and incentive fees, net of incentive fee waiver	8,007	8,370	(363)	(4.3)%
Administration fee	2,617	2,452	165	6.7%
General and administrative expenses	2,343	2,625	(282)	(10.7)%
Write-off of costs associated with offering of Series E cumulative redeemable preferred stock	547	—	547	NM
Impairment charge	3,921	2,106	1,815	86.2%
Total operating expenses	68,268	55,942	12,326	22.0%
Operating income	$20,071	$29,274	$(9,203)	(31.4)%
NM = Not Meaningful
Operating Revenues
Lease Revenue
The following table provides a summary of our lease revenue during the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Same-property basis:
Fixed lease payments	$50,122	$70,879	$(20,757)	(29.3)%
Participation rents	20,031	9,401	10,630	113.1%
Lease termination and other income	4,435	19	4,416	23,242.1%
Total – Same-property basis	74,588	80,299	(5,711)	(7.1)%
Properties acquired or disposed of:
Fixed lease payments	1,058	3,073	(2,015)	(65.6)%
Total – Properties acquired or disposed of	1,058	3,073	(2,015)	(65.6)%
Tenant reimbursements and other(1)	479	1,391	(912)	(65.6)%
Total Lease revenue	$76,125	$84,763	$(8,638)	(10.2)%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts were also recorded as property operating expenses during the respective periods.
Same-property Basis – 2025 compared to 2024
Lease revenues from fixed lease payments decreased primarily due to the execution of certain lease agreements pursuant to which we agreed to reduce or eliminate the fixed base rent amounts or, in certain cases, provide the tenant with a cash lease incentive, in exchange for significantly increasing the participation rent components in the leases. The year-over-year decrease in lease revenues was further impacted by certain of our farms that were vacant, direct-operated (see “—Crop Sales and Cost of Sales” below for further discussion), or on which lease revenues were recognized on a cash basis (rather than a straight-line basis), due to full collectability of future rental payments under the respective leases deemed not to be probable as a result of tenant credit issues during all or a portion of the year ended December 31, 2025.
The increase in lease revenues from participation rents was primarily due to modifications to lease structures on certain farms, as discussed above, together with improved year-over-year pistachio pricing.
During the year ended December 31, 2025, we received a lease termination payment from a former tenant who leased three of our farms. After applying a portion of the amount towards certain outstanding receivables owed by the tenant, we recognized approximately $2.4 million of additional lease revenue upon receipt. In addition, during the year ended December 31, 2025, a tenant purchase option on one of our farms expired, at which time all prior deposits related to the purchase option were recognized as income, resulting in approximately $2.1 million of additional lease revenue for the year ended December 31, 2025.
Other – 2025 compared to 2024
Lease revenue from properties acquired or disposed of decreased due to the sale of 25 farms subsequent to December 31, 2023.
The fluctuation in tenant reimbursement and other revenue is primarily driven by payments made by certain tenants on our behalf (pursuant to the lease agreements) to unconsolidated entities of ours that convey water to the respective properties. As such, the timing of tenant reimbursement revenue fluctuates as payments are made by our tenants. Amounts recorded during the prior year included increased reimbursements from certain tenants for costs to deliver water to their farms via a pipeline owned by an unconsolidated entity of ours.
Crop Sales and Cost of Sales
Crop sales and cost of sales pertain to crops harvested and sold from a 2,409-acre property (encompassing two farms) located in Kern County, California, including 2,293 acres of bearing almond and pistachio orchards, which we managed using a third-party operator during the majority of 2025. During the year ended December 31, 2025, we recorded the following related to crops harvested and sold on this farm (dollars in thousands):

Crop sales revenues(1)	$12,163
Cost of sales(1)	9,588
(1)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
We did not record any revenue or expense related to growing or selling crops during the year ended December 31, 2024. See Note 4, “Crop Inventory and Crop Sales,” within the accompanying notes to our consolidated financial statements for further discussion.
Other Operating Revenue

Other operating revenue consists of non-lease revenue generated as a result of activities performed on certain of our properties. In connection with the transfer and storage of surplus water on behalf of third parties using groundwater recharge facilities constructed on certain of our farms, we recognized non-cash revenue of approximately $49,000 and $453,000 during the years ended December 31, 2025 and 2024, respectively. See Note 5, “Investments in Water Assets,” within the accompanying notes to our consolidated financial statements for further discussion.
Operating Expenses
Depreciation and Amortization
Depreciation and amortization expense decreased primarily due to the disposition of certain assets, including the sale of 25 farms subsequent to December 31, 2023, and certain other assets reaching the end of their useful lives. This decrease was partially offset by additional depreciation expense associated with new capital improvements made on certain of our farms.
Property Operating Expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expense, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property operating expenses recorded during the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Same-property basis	$6,066	$3,338	$2,728	81.7%
Properties acquired or disposed of	151	605	(454)	(75.0)%
Tenant-reimbursed property operating expenses(1)	479	1,391	(912)	(65.6)%
Total Property operating expenses	$6,696	$5,334	$1,362	25.5%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.
Same-property Basis – 2025 compared to 2024
Property operating expenses increased primarily due to costs incurred to provide supplemental water in accordance with a lease obligation on one of our farms. The increase was also attributable to additional costs incurred related to certain farms that were vacant, direct-operated, or on non-accrual status. These costs included additional property taxes and other operating expenses for which the prior tenants were previously responsible.
Other – 2025 compared to 2024
Property operating expenses on properties acquired or disposed of decreased due to the sale of 25 farms subsequent to December 31, 2023.
The fluctuations in tenant-reimbursed property operating expenses are primarily driven by miscellaneous property operating costs incurred by us in connection with our ownership interests in certain unconsolidated entities, for which our tenants are contractually obligated to reimburse us under the terms of the respective leases. Such expenses will fluctuate commensurate with the timing and amount of miscellaneous operating costs incurred by the underlying entities. Amounts recorded during the prior year included additional costs to deliver water to certain of our farms via a pipeline owned by an unconsolidated entity of ours, which costs were reimbursed to us by our tenants.
Related-Party Fees
The following table provides the calculations of the base management, incentive, and capital gains fees (as applicable) due to our Advisor pursuant to the Advisory Agreement for the years ended December 31, 2025 and 2024 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 8, “Related-Party Transactions,” within the accompanying notes to our consolidated financial statements):

	Quarters Ended				Year to Date
	March 31	June 30	September 30	December 31
FY 2025 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,372,260	$1,326,588	$1,327,849	$1,311,339
Quarterly rate	0.150%	0.150%	0.150%	0.150%
Base management fee(3)	$2,058	$1,990	$1,992	$1,967	$8,007

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$318,209	$322,245	$303,296	$295,439

First hurdle quarterly rate	1.750%	1.750%	1.750%	1.750%
First hurdle threshold	$5,569	$5,639	$5,308	$5,170

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$6,961	$7,049	$6,635	$6,463

Pre-Incentive Fee FFO(1)	$2,139	$(3,346)	$1,744	$13,613

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—	$—	$1,293
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—	—	1,430
Total Incentive fee(3)	$—	$—	$—	$2,723	$2,723
Incentive fee waiver(3)	—	—	—	(2,723)	(2,723)
Incentive fee, net	$—	$—	$—	$—	$—

Capital Gains Fee:
Aggregate net realized capital gains(1)	$5,443	$2,769	$3,848	$167
Capital gains fee rate	15.0%	15.0%	15.0%	15.0%
Cumulative capital gains fee	$816	$415	$577	$25
Less capital gains fees recorded in prior periods(4)	$(628)	$(628)	$(628)	$(628)
Total Capital Gains Fee(3)(5)	$188	$(188)	$—	$—	$—

Total fees due to Adviser, net	$2,246	$1,802	$1,992	$1,967	$8,007

FY 2024 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,437,812	$1,384,228	$1,380,264	$1,378,060
Quarterly rate	0.150%	0.150%	0.150%	0.150%
Base management fee(3)	$2,157	$2,076	$2,070	$2,067	$8,370

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$344,128	$346,578	$334,913	$324,105

First hurdle quarterly rate	1.750%	1.750%	1.750%	1.750%
First hurdle threshold	$6,022	$6,065	$5,861	$5,672

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$7,528	$7,581	$7,326	$7,090

Pre-Incentive Fee FFO(1)	$5,988	$4,974	$5,970	$3,955

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—	$109	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—	—	—
Total Incentive fee(3)	$—	$—	$109	$—	$109
Incentive fee waiver(3)	—	—	(109)	—	(109)
Incentive fee, net	$—	$—	$—	$—	$—

Total fees due to Adviser, net	$2,157	$2,076	$2,070	$2,067	$8,370
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
(5)The capital gains fee is due annually in arrears and is subject to further adjustment throughout the year if and when additional assets are disposed of. As of December 31, 2023, we had incurred additional losses associated with the disposition of certain assets, resulting in zero capital gains fee recognized during the year ended December 31, 2025.
The base management fee decreased primarily due to the disposition of 25 farms since December 31, 2023.
Our Adviser earned incentive fees during each of the years ended December 31, 2025 and 2024 due to our Pre-Incentive Fee FFO (as defined in the Advisory Agreement) exceeding the required hurdle rate of the applicable equity base during the fourth quarter of 2025 and during the third quarter of 2024. However, during both the fourth quarter of 2025 and the third quarter of 2024, our Adviser granted us a non-contractual, unconditional, and irrevocable waiver to be applied against the entire incentive fee earned during the quarter.
The changes in the administration fee were driven by our relative utilization of our Administrator’s resources compared with affiliated companies also serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investments no longer being pursued, and other miscellaneous expenses. General and administrative expenses decreased during the current year, primarily due to a decrease in professional fees, driven by a reduction in certain consulting services.
In conjunction with the expiration of the Series E Offering on December 31, 2025, we wrote off approximately $547,000 of unamortized deferred offering costs.
During the year ended December 31, 2025, we recognized an aggregate impairment charge of approximately $3.9 million on one property (encompassing two farms) located in St. Lucie County, Florida, and one farm located in Santa Barbara County, California, due to the estimated fair values being lower than the respective carrying values. During the year ended December 31, 2024, we recognized an aggregate impairment charge of approximately $2.1 million on portions of four properties (encompassing a total of 11 farms) located in Allegan and Van Buren, Michigan, due to the estimated fair values being lower than the respective carrying values.
A comparison of results of other components contributing to net loss attributable to common stockholders for the years ended December 31, 2025 and 2024 is below (dollars in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Operating income	$20,071	$29,274	$(9,203)	(31.4)%
Other income (expense):
Other income	2,508	3,378	(870)	(25.8)%
Interest expense	(20,024)	(21,885)	1,861	(8.5)%
Dividends declared on cumulative term preferred stock	(3,019)	(3,019)	—	—%
Gain on dispositions of real estate assets, net	13,882	5,886	7,996	135.8%
Property and casualty recovery (loss), net	137	(284)	421	(148.2)%
Loss from investments in unconsolidated entities	(26)	(60)	34	(56.7)%
Total other expense, net	(6,542)	(15,984)	9,442	(59.1)%
Net income	13,529	13,290	239	1.8%
Aggregate dividends declared on and (loss) gain recognized on extinguishment of cumulative redeemable preferred stock, net	(24,013)	(23,745)	(268)	1.1%
Net loss attributable to common stockholders	$(10,484)	$(10,455)	$(29)	0.3%
Other Income (Expense)

Other income generally consists of interest patronage received from Farm Credit (as defined and further explained in Note 6, “Borrowings—Farm Credit Notes Payable,” in the accompanying notes to our consolidated financial statements) and interest earned on short-term investments. Other income decreased primarily due to less interest earned on short-term investments and a decrease in interest patronage received from Farm Credit (primarily due to decreased borrowings from Farm Credit).
Interest expense decreased, primarily due to a decrease in overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our cumulative term preferred stock) outstanding for the year ended December 31, 2025, was approximately $493.5 million, as compared to approximately $545.4 million for the prior year. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the weighted average interest rate charged on our aggregate borrowings was 3.80% and 3.82% for the years ended December 31, 2025 and 2024, respectively.
During the year ended December 31, 2025, we recorded a net capital gain, driven by the sale of six properties (encompassing 13 farms) which, after accounting for closing costs, resulted in a net gain of approximately $21.3 million. During the year ended December 31, 2024, we recorded a net capital gain, driven by the sale of five properties (encompassing 12 farms), which, after accounting for closing costs, resulted in a net gain of approximately $9.9 million. Each of these gains were partially offset by net losses recorded during each year related to the removal of some permanent plantings and the disposal of certain irrigation and other improvements on certain of our farms.
The property and casualty recovery recorded during the year ended December 31, 2025, was the result of an adjustment to the original property and casualty loss recorded during the year ended December 31, 2024, due to damage caused to certain permanent plantings on a farm in Georgia due to Hurricane Helene. After further inspection of the property, it was determined that the damage was not as extensive as originally estimated, resulting in an adjustment to our original estimate.
During the year ended December 31, 2025, we recognized a loss from investments in unconsolidated entities of ours that convey water to certain of our farms of approximately $26,000, as compared to $60,000 for the prior-year period. The fluctuations in revenue and expense attributable to these unconsolidated entities is primarily driven by miscellaneous property operating costs incurred by these unconsolidated entities and the respective properties’ reimbursements of such costs incurred.
Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023
A comparison of our operating results for the years ended years ended December 31, 2024 and 2023 was included in our Annual Report on Form 10-K for the year ended December 31, 2024, beginning on page 46 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission, or SEC, on February 19, 2025.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under our credit facility with Metropolitan Life Insurance Company (“MetLife”)), and issuances of additional equity securities. Our current available liquidity is approximately $86.4 million, consisting of approximately $6.6 million in cash on hand and, based on the current level of collateral pledged, approximately $79.8 million of availability under our credit facility with MetLife (subject to compliance with covenants) and other undrawn lines of credits, notes, or bonds. In addition, we currently have certain properties valued at a total of approximately $185.5 million that are unencumbered and eligible to be pledged as collateral.
Approximately 97.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.39% for another 2.7 years. In addition, the weighted-average remaining term of our notes and bonds payable is approximately 6.6 years. As such, with respect to our current borrowings, we have experienced minimal impact from interest rate volatility in recent years, and we believe we are well-protected against a potential prolonged high rate environment. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near- and long-term debt obligations and operating expenses.
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
In the near term, we believe that our current and short-term cash resources will be sufficient to service our debt, fund our operating costs, pay dividends on our currently-designated preferred securities, and fund our distributions to common stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including capacity under current lines of credit, long-term mortgage indebtedness and bond issuances, future equity issuances (including, but not limited to, OP Units through our Operating Partnership as consideration for future acquisitions and shares of common stock through our ATM Program), and other secured and unsecured borrowings.
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
Operating Commitments and Obligations
See Note 9, “Commitments and Contingencies,” in the accompanying notes to our consolidated financial statements for additional discussion around certain operating and ground lease obligations.
Cash Flow Resources
The following table summarizes total net cash flows for operating, investing, and financing activities for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Net change in cash from:
Operating activities	$6,993	$29,548	$(22,555)	(76.3)%
Investing activities	84,066	63,308	20,758	(32.8)%
Financing activities	(82,157)	(93,152)	10,995	(11.8)%
Net change in Cash and cash equivalents	$8,902	$(296)	$9,198	3,107.4%
Operating Activities
The majority of cash from operating activities is generated from rental payments received from tenants, which is first used to fund property-level operating expenses (including growing costs on direct-operated farms), with any excess cash being primarily used for principal and interest payments on borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses.
Cash from operating activities decreased primarily due to lower cash receipts resulting from the sale of 13 farms completed during the year ended December 31, 2025, and from certain vacant or non-accrual properties, as well as the execution of certain lease agreements (pursuant to which we reduced or eliminated fixed base rent amounts or, in certain instances, provided cash allowances to tenants, in exchange for increasing the participation rent components in the leases). The decrease was also attributable to costs incurred in connection with our direct farming operations on certain farms, as the majority of the related cash receipts from crop sales are expected to be received throughout 2026 and into early 2027, as well as increased cash payments for water acquisitions. These decreases were partially offset by higher cash receipts from participation rents, the receipt of a termination fee from an outgoing tenant on three of our farms, and lower interest payments made.
Investing Activities
The change in cash from investing activities was primarily due to proceeds received from the sale of certain farms during the current year. During the year ended December 31, 2025, we sold 13 farms for aggregate net proceeds (after closing costs) of approximately $91.3 million, as compared to 12 farms sold for aggregate net proceeds (after closing costs) of approximately $68.5 million in the prior year. This was partially offset by an increase of $2.0 million in cash paid for capital improvements on existing farms during the current year.
Financing Activities
The change in cash from financing activities was primarily due to an increase in net proceeds received from preferred and common equity offerings of approximately $11.9 million and a decrease in cash paid for redemptions of certain preferred securities of approximately $6.5 million, partially offset by an increase in aggregate net debt repayments of approximately $7.2 million.
Debt Capital
MetLife Facility
As amended, our credit facility with MetLife currently consists of $75.0 million of revolving equity lines of credit and an aggregate of $175.0 million of term notes (the “MetLife Facility”). We currently have $9.9 million outstanding under the lines of credit and approximately $35.0 million outstanding on the term notes. While $205.1 million of the full commitment amount under the MetLife Facility remains undrawn, based on the current level of collateral pledged, we currently have approximately $67.8 million of availability under the MetLife Facility. The revolving equity lines of credit mature on December 15, 2033, and the draw period for both term notes expires on December 31, 2026, after which MetLife has no obligation to disburse any additional undrawn funds under the term notes.
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
Farm Credit and Other Lenders
Since September 2014, we have closed on multiple loans with various different Farm Credit associations (for additional information on these associations, see Note 6, “Borrowings,” within the accompanying notes to our consolidated financial statements). We also have borrowing relationships with several other agricultural lenders and are continuously reaching out to other lenders to establish prospective new relationships. As such, we expect to enter into additional borrowing agreements with existing and new lenders in connection with certain potential new acquisitions in the future.
Equity Capital
Our 2023 Registration Statement (as defined in Note 10, “Equity—Registration Statement,” in the accompanying notes to our consolidated financial statements) permits us to issue up to an aggregate of $1.5 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate or concurrent offerings of two or more of such securities. To date, we have issued approximately $4.4 million of Series E Preferred Stock (the offering of which expired on December 31, 2025) and $57.2 million of common stock under the 2023 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue additional OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of December 31, 2025, we did not have any off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the years ended December 31, 2025, 2024, and 2023 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Years Ended December 31,
	2025	2024	2023
Net income	$13,529	$13,290	$14,565
Less: Aggregate dividends declared on and gains on or charges related to extinguishment of cumulative redeemable preferred stock, net(1)	(24,013)	(23,745)	(24,417)
Net loss attributable to common stockholders	(10,484)	(10,455)	(9,852)
Plus: Real estate and intangible depreciation and amortization	34,549	35,055	37,161
Less: Gains on dispositions of real estate assets, net	(13,882)	(5,886)	(5,208)
Plus: Impairment charges	3,921	2,106	—
Adjustments for unconsolidated entities(2)	47	67	92
FFO available to common stockholders	14,151	20,887	22,193
Plus: Acquisition- and disposition-related expenses, net	12	5	149
Plus: Other nonrecurring charges, net(3)	531	349	1,418
CFFO available to common stockholders	14,694	21,241	23,760
Net rent adjustments	(1,535)	(3,356)	(4,519)
Plus: Amortization of debt issuance costs	1,247	990	1,065
(Less) plus: Other non-cash (receipts) charges, net(4)	(44)	(2,154)	17
AFFO available to common stockholders	$14,362	$16,721	$20,323

Weighted-average shares of common shares outstanding—basic and diluted	36,506,720	35,909,956	35,733,742

FFO per weighted-average common share—basic and diluted	$0.39	$0.58	$0.62
CFFO per weighted-average common share—basic and diluted	$0.40	$0.59	$0.66
AFFO per weighted-average common share—basic and diluted	$0.39	$0.47	$0.57

Distributions declared per total common share	$0.56	$0.56	$0.55
(1)Includes (i) cash dividends paid on our cumulative redeemable preferred stock and (ii) the net gain (loss) recognized as a result of shares of cumulative redeemable preferred stock that were redeemed during the respective periods.
(2)Represents our pro-rata share of depreciation expense recorded in unconsolidated entities during the respective periods.
(3)Consists primarily of (i) net property and casualty losses (recoveries) recorded and the cost of related repairs expensed as a result of the damage to improvements on certain of our farms caused by certain non-recurring events, (ii) the write-off of certain unallocated costs related to the Series E Offering, which expired on December 31, 2025, and a prior universal shelf registration statement, (iii) one-time legal costs incurred related to certain corporate organizational matters, and (iv) for 2023 only, costs related to the amendment, termination, and listing of shares from the Series C Offering that were expensed.
(4)Consists primarily of (i) the net (gain) loss recognized as a result of shares of cumulative redeemable preferred stock that were redeemed, which were non-cash (gains) charges, (ii) our remaining pro-rata share of (income) loss recorded from investments in unconsolidated entities, (iii) plus (less) net non-cash expense (income) recorded as a result of additional water assets used (received) in certain transactions, and (iv) for 2023 only, the amount of dividends on the Series C Preferred Stock paid via issuing new shares (pursuant to the DRIP).

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
Currently, over 97.9% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate (after interest patronage) of 3.39% for another 2.7 years. As such, with respect to our current borrowings, we believe fluctuations in interest rates would have a minimal impact on our net income. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. As of December 31, 2025, the fair value of our fixed-rate borrowings outstanding (excluding our Series D Term Preferred Stock) was approximately $453.7 million.
The following table summarizes the hypothetical change in fair value of our fixed-rate borrowings at December 31, 2025, if market interest rates had been one or two percentage points lower or higher than those in place as of December 31, 2025 (dollars in thousands):

Change in Market Interest Rates	Carrying Value(1)	Fair Value	Difference
2% decrease	$475,352	$472,832	$(2,520)
1% decrease	475,352	463,061	(12,291)
No change	475,352	453,660	(21,692)
1% increase	475,352	444,645	(30,707)
2% increase	475,352	439,960	(35,392)
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
February 24, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Gladstone Land Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gladstone Land Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
Impairment Assessment of a Certain Real Estate Investment
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s total real estate, net balance was $1.1 billion as of December 31, 2025. For the year ended December 31, 2025, the Company recorded impairment losses of $3.9 million related to real estate investments, the majority of which related to one property located in Santa Barbara County, California (“a certain real estate investment”). Management periodically reviews the carrying value of each property to determine whether indicators of impairment exist. If circumstances support the possibility of impairment, management prepares a projection of the total undiscounted future cash flows of the specific property (without interest charges), including net proceeds from disposition, if any, and compares them to the carrying value of the property to determine whether the carrying value of the property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the property’s discounted future cash flows using market-derived assumptions, such as cap rates, discount rates, and rental rates applied to the expected hold period.

The principal considerations for our determination that performing procedures relating to the impairment assessment of a certain real estate investment is a critical audit matter are (i) the significant judgment by management when developing the estimated fair value of a certain real estate investment; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the cap rate, the discount rate, and the rental rates.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the estimated fair value of a certain real estate investment; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of certain data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the cap rate, the discount rate, and the rental rates. Evaluating the reasonableness of the significant assumptions used by management involved considering external market and industry data and evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Washington, DC
February 24, 2026
We have served as the Company’s auditor since 2005.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per-share data)

	December 31, 2025	December 31, 2024
ASSETS
Real estate, at cost	$1,297,013	$1,324,632
Less: accumulated depreciation	(198,261)	(167,782)
Total real estate, net	1,098,752	1,156,850
Lease intangibles, net	3,129	3,588
Real estate and related assets held for sale, net	—	46,314
Cash and cash equivalents	27,177	18,275
Crop inventory	1,663	—
Investments in water assets	41,549	40,230
Other assets, net	66,902	46,938
TOTAL ASSETS	$1,239,172	$1,312,195

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$200	$3,600
Notes and bonds payable, net	473,435	523,922
Series D cumulative term preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 3,600,000 shares authorized, 2,415,000 shares issued and outstanding as of December 31, 2025, and December 31, 2024	60,341	59,930
Accounts payable and accrued expenses	22,005	18,404
Due to related parties, net	2,844	2,972
Other liabilities, net	10,061	16,185
Total Liabilities	568,886	625,013
Commitments and contingencies (Note 9)
EQUITY:
Series B cumulative redeemable preferred stock, $0.001 par value; $25.00 per share liquidation preference; 6,340,889 shares authorized, 5,840,889 shares issued and outstanding as of December 31, 2025, and December 31, 2024.	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 25,700,791 shares authorized, 9,954,863 shares issued and outstanding as of December 31, 2025, and December 31, 2024	10	10
Series E cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 15,994,050 shares authorized, 248,486 shares issued and outstanding as of December 31, 2025; 15,998,400 shares authorized, 252,436 issued and outstanding as of December 31, 2024	—	—
Common stock, $0.001 par value; 48,364,270 shares authorized, 38,014,918 shares issued and outstanding as of December 31, 2025; 48,359,920 shares authorized, 36,184,658 shares issued and outstanding as of December 31, 2024	38	36
Additional paid-in capital	870,847	854,059
Distributions in excess of accumulated earnings	(205,511)	(174,561)
Accumulated other comprehensive income	4,896	7,632
Total Equity	670,286	687,182
TOTAL LIABILITIES AND EQUITY	$1,239,172	$1,312,195

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)

	For the Years Ended December 31,
	2025	2024	2023
OPERATING REVENUES:
Lease revenue, net	$76,125	$84,763	$90,319
Crop sales	12,164	—	—
Other operating revenue	50	453	79
Total operating revenues	88,339	85,216	90,398
OPERATING EXPENSES:
Depreciation and amortization	34,549	35,055	37,161
Property operating expenses	6,696	5,334	4,201
Cost of sales	9,588	—	—
Base management fee	8,007	8,370	8,603
Incentive fee	2,723	109	1,771
Administration fee	2,617	2,452	2,255
General and administrative expenses	2,343	2,625	2,924
Write-off of costs associated with offering of Series E cumulative redeemable preferred stock	547	—	—
Impairment charge	3,921	2,106	—
Total operating expenses	70,991	56,051	56,915
Incentive fee waiver	(2,723)	(109)	—
Total operating expenses, net of credits to fees	68,268	55,942	56,915
OTHER INCOME (EXPENSE):
Other income	2,508	3,378	3,633
Interest expense	(20,024)	(21,885)	(23,665)
Dividends declared on cumulative term preferred stock	(3,019)	(3,019)	(3,019)
Gain on dispositions of real estate assets, net	13,882	5,886	5,208
Property and casualty recovery (loss), net	137	(284)	(1,016)
Loss from investments in unconsolidated entities	(26)	(60)	(59)
Total other expense, net	(6,542)	(15,984)	(18,918)
NET INCOME	13,529	13,290	14,565
Dividends declared on cumulative redeemable preferred stock	(24,008)	(24,250)	(24,371)
(Loss) gain on extinguishment of cumulative redeemable preferred stock, net	(5)	505	(46)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,484)	$(10,455)	$(9,852)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.29)	$(0.29)	$(0.28)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	36,506,720	35,909,956	35,733,742

NET INCOME:	$13,529	$13,290	$14,565
Change in fair value related to interest rate hedging instruments	(2,736)	266	(1,641)
COMPREHENSIVE INCOME	$10,793	$13,556	$12,924

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2022	5,956,065	$6	10,191,353	$10	—	$—	35,050,397	$35	$836,674	$(114,370)	$9,007	$731,362
Issuances of Series C Preferred Stock, net	—	—	14,069	—	—	—	—	—	298	—	—	298
Redemptions of Series C Preferred Stock, net	—	—	(48,913)	—	—	—	—	—	(1,110)	(46)	—	(1,156)
Issuances of Series E Preferred Stock, net	—	—	—	—	237,441	—	—	—	5,301	—	—	5,301
Redemptions of Series E Preferred Stock, net	—	—	—	—	(1,600)	—	—	—	(36)	—	—	(36)
Issuances of common stock, net	—	—	—	—	—	—	788,045	1	15,079	—	—	15,080
Net income	—	—	—	—	—	—	—	—	—	14,565	—	14,565
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(24,371)	—	(24,371)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(19,789)	—	(19,789)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	—	—	(1,641)	(1,641)
Balance at December 31, 2023	5,956,065	$6	10,156,509	$10	235,841	$—	35,838,442	$36	$856,206	$(144,011)	$7,366	$719,613
Redemptions of Series B Preferred Stock, net	(115,176)	—	—	—			—	—	(2,562)	133	—	(2,429)
Redemptions of Series C Preferred Stock, net	—	—	(201,646)	—	—	—	—	—	(4,574)	372	—	(4,202)
Issuances of Series E Preferred Stock, net	—	—	—	—	16,595	—	—	—	358	—	—	358
Issuances of common stock, net	—	—	—	—	—	—	346,216	—	4,631	—	—	4,631
Net income	—	—	—	—	—	—	—	—	—	13,290	—	13,290
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(24,250)	—	(24,250)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(20,095)	—	(20,095)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	266	266
Balance at December 31, 2024	5,840,889	$6	9,954,863	$10	252,436	$—	36,184,658	$36	$854,059	$(174,561)	$7,632	$687,182

The accompanying notes are an integral part of these consolidated financial statements

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except share data)

	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	Number of Shares	Par Value
Balance at December 31, 2024	5,840,889	$6	9,954,863	$10	252,436	$—	36,184,658	$36	$854,059	$(174,561)	$7,632	$687,182
Issuances of Series E Preferred Stock, net	—	—	—	—	400	—	—	—	5	—	—	5
Redemptions of Series E Preferred Stock, net	—	—	—	—	(4,350)	—	—	—	(97)	(5)	—	(102)
Issuances of common stock, net	—	—	—	—	—	—	1,830,260	2	16,880	—	—	16,882
Net income	—	—	—	—	—	—	—	—	—	13,529	—	13,529
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(24,008)	—	(24,008)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(20,466)	—	(20,466)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	—	—	(2,736)	(2,736)
Balance at December 31, 2025	5,840,889	$6	9,954,863	$10	248,486	$—	38,014,918	$38	$870,847	$(205,511)	$4,896	$670,286

The accompanying notes are an integral part of these consolidated financial statements.

-GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,529	$13,290	$14,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,549	35,055	37,161
Impairment charge	3,921	2,106	—
Amortization of debt issuance costs	1,247	990	1,065
Amortization of deferred rent assets and liabilities, net	11,227	2,055	534
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	100	56	92
Loss from investments in unconsolidated entities	26	60	59
Write-off of unamortized deferred offering costs associated with cumulative redeemable preferred stock (Series E)	547	—	—
Gain on dispositions of real estate assets, net	(13,882)	(5,886)	(5,208)
Property and casualty (recovery) loss, net	(137)	284	1,016
Changes in operating assets and liabilities:
Crop inventory	(1,053)	—	—
Investments in water assets	(1,297)	(4,121)	(2,043)
Other assets, net	(21,613)	(6,782)	(4,722)
Accounts payable and accrued expenses	(13,853)	(5,101)	(2,904)
Due to related parties, net	(128)	(1,000)	(496)
Other liabilities, net	(6,190)	(1,458)	962
Net cash provided by operating activities	6,993	29,548	40,081
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on existing real estate assets	(7,161)	(5,197)	(12,805)
Contributions to unconsolidated real estate entities	(68)	—	—
Proceeds from dispositions of real estate assets, net	91,295	68,505	9,037
Net cash provided by (used in) investing activities	84,066	63,308	(3,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	2,900	3,400	200
Repayments of lines of credit	(6,300)	—	(100)
Borrowings from notes and bonds payable	10,600	—	—
Repayments of notes and bonds payable	(61,557)	(50,519)	(53,015)
Payments of financing fees	(114)	(50)	(192)
Proceeds from issuance of preferred and common equity	17,070	5,094	21,268
Offering costs	(180)	(104)	(763)
Redemptions of cumulative redeemable preferred stock	(102)	(6,630)	(1,191)
Dividends paid on cumulative redeemable preferred stock	(24,008)	(24,248)	(25,301)
Distributions paid on common stock	(20,466)	(20,095)	(19,789)
Net cash used in financing activities	(82,157)	(93,152)	(78,883)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,902	(296)	(42,570)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,275	18,571	61,141
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,177	$18,275	$18,571

The accompanying notes are an integral part of these consolidated financial statements.
GLADSTONE LAND CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid(1)	$22,755	$24,396	$26,218
NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Accounts payable and accrued expenses and Due to related parties, net	254	802	441
Tenant-funded improvements included within Real estate, at cost	—	—	25
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses and Due to related parties, net	—	4	11
Financing fees included in Accounts payable and accrued expenses and Due to related parties, net	—	—	7
Dividends paid on Series C Preferred Stock via additional share issuances	—	—	320
(1) Includes distributions made on our cumulative term preferred stock

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
References to the number of farms/properties, acreage, and primary crops use are unaudited.
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, including through lease structures with a variable rent component based on the gross revenues generated from certain farms in lieu of fixed base rent. From time to time, and on a temporary basis, we may also directly operate certain of our farms via management agreements with third-party operators and/or through a taxable REIT subsidiary (“TRS”). As of December 31, 2025, we owned 144 farms totaling 98,688 acres across 14 states in the U.S. and 55,532 acre-feet of water assets in California. In addition, as of December 31, 2025, two of our properties (comprising four farms) were directly operated by us.
We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of each of December 31, 2025 and 2024, the Company owned all of the outstanding OP Units.
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and an indirect wholly-owned subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a TRS of ours. Since we currently indirectly own 100% of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For each of the tax years ended December 31, 2025, 2024, and 2023, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
Subject to certain restrictions and limitations, and pursuant to contractual agreements, our business is managed by Gladstone Management Corporation (our “Adviser”), a Delaware corporation, and administrative services are provided to us by Gladstone Administration, LLC (our “Administrator”), a Delaware limited liability company. Our Adviser and Administrator are both affiliates of ours (see Note 8, “Related-Party Transactions,” for additional discussion regarding our Adviser and Administrator).
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
Reclassifications
Certain line items on the accompanying Consolidated Balance Sheet as of December 31, 2024, and the Consolidated Statement of Cash Flows for the years ended December 31, 2024 and 2023 have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity, net income, or net change in cash and cash equivalents.
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
Total consideration for acquisitions may include a combination of cash and equity securities, such as common units of limited partnership interest in our Operating Partnership (“OP Units”). When OP Units are issued in connection with acquisitions, we determine the fair value of the OP Units issued based on the number of units issued multiplied by the closing price of the Company’s common stock on the date of acquisition. We did not issue any OP Units in any of the years ended December 31, 2025, 2024, or 2023.

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
Cash and Cash Equivalents
We consider cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. Our cash and cash equivalents as of December 31, 2025 and 2024 were held in the custody of one financial institution (which management believes to be financially sound and with minimal credit risk), and our balance at times may exceed federally-insurable limits. We did not have any restricted cash or cash equivalents as of either December 31, 2025 or 2024.
Crop Inventory and Crop Sales
Crop inventory consists of costs related to crops grown on farms managed by us (via a management agreement with a third-party operator). Such costs are accumulated and capitalized as Crop inventory on the accompanying Consolidated Balance Sheets, stated at the lower of cost or net realizable value and are charged to cost of products sold as the related crops are harvested and sold.
Revenue from the sale of harvested crops are recognized in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), when the harvested crops have been delivered to the processing facility and title has transferred and are recorded using the contracted market price on the date of delivery.
See Note 4, “Crop Inventory and Crop Sales,” for further discussion.
Investments in Water Assets
From time to time, we have entered into contracts to acquire additional water assets for certain of our farms (see Note 5, “Investments in Water Assets”). The water assets acquired may be in the form of either water banked at a government municipality or groundwater pumping credits obtained through groundwater recharge programs established by government municipalities, which recharge is achieved via groundwater recharge facilities we have constructed on certain of our farms. The contracts we have entered into to acquire additional water assets cannot readily be net settled by means outside of the respective contracts; therefore, in accordance with ASC 360, we recognize the investments in long-term water assets at cost, including all costs necessary to procure and transfer the water asset to its intended location. Costs to acquire water assets are initially deferred in a prepaid account until such time that the water assets are recognized by the respective water district, at which time, the costs related to the recognized water assets are reclassed and capitalized as an investment in long-term water assets. Investments in long-term water assets and the related prepaid asset are both included in Investments in water assets on our accompanying Consolidated Balance Sheets. While we may, in the future, sell portions of these water assets to unrelated third parties for a profit, our current intent is to hold these water assets for the long-term for future use on our farms. There is no amount of time by which we must use these water assets.
Each quarter, we will review our investments in water assets for any impairment indicators in accordance with ASC 360 and perform an impairment analysis on those select water assets that have an indication of impairment. In determining if impairment exists, we consider such indicators which may include, but are not limited to, deteriorating market conditions and environmental or regulatory changes. If this analysis indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. As of December 31, 2025 and 2024, we concluded that no water assets were impaired.
Debt Issuance Costs
Debt issuance costs consist of costs incurred to obtain debt financing, including legal fees, origination fees, and administrative fees. Costs associated with our long-term borrowings and term preferred stock securities required to be recorded net of the respective debt for GAAP purposes are deferred and amortized over the terms of the respective financings using the straight-line method, which approximates the effective interest method. In the case of our lines of credit, the straight-line method is used due to the revolving nature of the financing instrument. Upon early extinguishment of any borrowings, the unamortized portion of the related deferred financing costs will be immediately charged to expense. In addition, in accordance with ASC 470, “Debt” (“ASC 470”), when a financing arrangement is amended so that the only material change is an increase in the borrowing capacity, the unamortized deferred financing costs from the prior arrangement are amortized over the term of the new arrangement. During the years ended December 31, 2025, 2024, and 2023, we recorded approximately $1.2 million, $1.0 million, and $1.1 million, respectively, of total amortization expense related to debt issuance costs.
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
Other Assets and Other Liabilities
Other assets, net generally consists primarily of net deferred rent assets, rents and other accounts receivable (including receivables related to participation rents and crop sales), net ownership interests in special-purpose LLCs (see “—Investments in Unconsolidated Entities” below for further discussion), the fair value of interest rate swaps if market interest rates are above the fixed rate of the respective swap (see Note 6 “Borrowings—Interest Rate Swap Agreements,” for further discussion), prepaid expenses, operating lease right-of-use assets, deferred offering costs, and unamortized debt issuance costs associated with our lines of credit.
Other liabilities, net generally consists primarily of rents received in advance, net deferred rent liabilities, operating lease liabilities, and the fair value of interest rate swaps if market interest rates are below the fixed rate of the respective swap (see Note 6, “Borrowings—Interest Rate Swap Agreements,” for further discussion).
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
See Note 3, “Real Estate and Lease Intangibles—Investments in Unconsolidated Entities,” for further discussion.
Lease Revenue
Lease revenue includes rents that each tenant pays in accordance with the terms of its respective lease, reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals, which we recognize on a straight-line basis. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount that would be recognized on a straight-line basis or (ii) cash that has been received from the tenant (including deferred revenue), with any receivable balances (including deferred rent receivables) charged as a direct write-off against lease revenue in the period of the change in the collectability determination. If the collectability determination for leases for which revenue is being recorded based on cash received from the tenant subsequently changes to being probable, we resume recognizing revenue, including deferred revenue, on a straight-line basis and recognize incremental revenue related to the reinstatement of cumulative deferred rent receivable and deferred revenue balances as if revenue had been recorded on a straight-line basis since the inception of the lease. As of December 31, 2025, three of our leases with three different tenants were recognized on a cash basis due to the full collectability of the remaining rental payments under the respective leases not being deemed probable. Certain other leases provide for additional rental payments that are based on a percentage of the gross crop revenues earned on the farm, which we refer to as participation rents. Such contingent revenue is generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. As a result, depending on the circumstances of each lease, certain participation rents may be recognized by us in the year the crop was harvested, while other participation rents may be recognized in the year following the harvest.
Deferred rent receivable, included in Other assets, net on the accompanying Consolidated Balance Sheets, includes the cumulative difference between rental revenue as recorded on a straight-line basis and cash rents received from the tenants in accordance with the lease terms. In addition, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. We perform a quarterly review of the net deferred rent receivable balance as it relates to straight-line rents and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions of the industry in which the tenant operates, and economic and agricultural conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record a direct write-off of the specific rent receivable, with a corresponding adjustment to lease revenue.
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
Other Operating Revenue
Other operating revenue primarily consists of non-lease and non-crop related revenue generated as a result of activities performed on certain of our properties. During the years ended December 31, 2025, 2024, and 2023, we recognized approximately $49,000, $453,000, and $79,000 respectively, of non-cash revenue, in the form of groundwater credits, associated with the transfer and storing of surplus water on behalf of others (including a government municipality) using a groundwater recharge facility constructed on one of our farms. The timing of revenue recognition generally occurs once water credits are recognized by the respective water district at the estimated fair value of the resulting water credits. See Note 5, “Investments in Water Assets,” for further discussion.
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
Other Income
We record non-operating and unusual or infrequent income as Other income on our Consolidated Statements of Operations. Other income recorded for the years ended December 31, 2025, 2024, and 2023 was primarily from interest patronage received on certain of our long-term borrowings and interest earned on short-term investments.
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
Income Taxes
We have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), and Land Advisers has been treated as a wholly-owned TRS that is subject to federal and state income taxes.
As a REIT, we generally are not subject to federal corporate income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income (including capital gains), we will be subject to corporate income tax on our undistributed taxable income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four immediately-subsequent taxable years. Even as a REIT, we may be subject to certain state and local income and property taxes and to federal income and excise taxes on undistributed taxable income. In general, however, as long as we qualify as a REIT, no provision for federal income taxes will be necessary, except for taxes on undistributed REIT taxable income, taxes from foreclosure property, and taxes on income generated by a TRS (such as Land Advisers), if any.

During the year ended December 31, 2025, we began directly operating two properties (consisting of four farms) that qualify as foreclosure properties under the Code and are therefore subject to corporate income taxes on any income generated. Through December 31, 2025, one of these farms remained in its development stage and has not yet produced any income.
We account for any income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases (including for net operating loss, capital loss, and tax credit carryforwards) and are calculated using the enacted tax rates and laws expected to be in effect when such amounts are realized or settled; as a REIT, a zero percent tax rate is expected for future realization. In addition, we will establish valuation allowances for tax benefits when we believe it is more-likely-than-not (defined as a likelihood of more than 50%) that such assets will not be realized.
Through December 31, 2025, we have not paid any tax on our foreclosure properties those properties have been producing tax losses. We did not have any federal or state income tax expense (current or deferred) during the year ended December 31, 2024.
We perform an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. As of December 31, 2025 and 2024, we had no provisions for uncertain tax provisions. The prior three tax years remain open for an audit by the Internal Revenue Service.
Comprehensive Income
We record the effective portion of changes in the fair value of the interest rate swap agreements that qualify as cash flow hedges to accumulated other comprehensive income. For the years ended December 31, 2025, 2024, and 2023, we reconciled Net income attributable to the Company to Comprehensive income attributable to the Company on the accompanying Consolidated Statements of Operations and Comprehensive Income.
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
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. We adopted ASU 2023-09 on January 1, 2025, and it has not had a material impact on our consolidated financial statements.

NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table provides certain summary information about the 144 farms we owned as of December 31, 2025 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water Assets	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,845	32,321	55,532	$816,801	$356,838
Florida	18	10,412	8,635	—	112,960	45,824
Washington	6	2,520	2,004	—	51,162	14,489
Arizona(6)	6	6,320	5,333	—	48,225	11,642
Colorado	10	31,448	24,513	—	38,077	8,924
Oregon(7)	6	898	736	—	29,180	10,421
Nebraska	7	5,223	4,949	—	19,743	9,466
Michigan	12	1,245	778	—	14,676	8,455
Texas	1	3,667	2,219	—	9,329	—
Maryland	6	987	863	—	7,843	4,086
South Carolina	3	597	447	—	3,362	2,051
Georgia	2	230	175	—	2,247	1,553
New Jersey	3	116	101	—	2,025	1,147
Delaware	1	180	140	—	1,265	656
Totals	144	98,688	83,214	55,532	$1,156,895	$475,552
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
(2)Excludes approximately $1.9 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of December 31, 2025, this investment had a net carrying value of approximately $974,000 and is included within Other assets, net on the accompanying Consolidated Balance Sheet.
(4)Includes eight acres in which we own a leasehold interest via a ground lease with a private individual that expires in December 2040 and five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. As of December 31, 2025, these two ground leases had a net cost basis of approximately $613,000 and are included in Lease intangibles, net on the accompanying Consolidated Balance Sheets.
(5)Includes 48,309 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California, and 7,223 surplus water credits in our account with Westlands Water District, located in Fresno County, California. See Note 5, “Investments in Water Assets,” for additional information.
(6)Includes two farms consisting of 1,368 total acres and 1,221 farm acres in which we own leasehold interests via two ground leases with the State of Arizona that expire in February 2032 and February 2035, respectively. As of December 31, 2025, the aggregate net cost basis of these ground leases was zero.
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of December 31, 2025, this investment had a net carrying value of approximately $4.8 million and is included within Other assets, net on the accompanying Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets (excluding real estate held for sale) as of December 31, 2025 and 2024, (dollars in thousands):

	December 31, 2025	December 31, 2024
Real estate:
Land and land improvements	$717,407	$743,141
Permanent plantings	345,508	349,761
Irrigation and drainage systems	170,294	169,098
Farm-related facilities	48,789	49,063
Other site improvements	15,015	13,569
Real estate, at cost	1,297,013	1,324,632
Accumulated depreciation	(198,261)	(167,782)
Real estate, net	$1,098,752	$1,156,850
Real estate depreciation expense on these tangible assets was approximately $34.1 million, $34.0 million, and $36.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Intangible Assets and Liabilities
The following table summarizes the carrying value of certain lease intangible assets (excluding those related to real estate held for sale) and the related accumulated amortization as of December 31, 2025 and 2024, (dollars in thousands):

	December 31, 2025	December 31, 2024
Lease intangibles:
Leasehold interest – land	$797	$3,372
In-place lease values	1,744	1,798
Leasing costs	2,139	2,280
Other(1)	117	117
Lease intangibles, at gross cost	4,797	7,567
Accumulated amortization	(1,668)	(3,979)
Lease intangibles, net	$3,129	$3,588
(1)Other consists primarily of acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $0.5 million, $1.1 million, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities (excluding those related to real estate held for sale) included in Other assets, net or Other liabilities, net, respectively, on the accompanying Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025		December 31, 2024
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values(1)	$695	$(274)	$695	$(198)
Below-market lease values(2)	(1,371)	697	(1,371)	561
Lease incentives and other deferred revenue, net(3)	13,365	(1,012)	14,192	(3,691)
	$12,689	$(589)	$13,516	$(3,328)
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
For the years ended December 31, 2025, 2024, and 2023, total amortization related to above-market lease values was approximately $77,000 in each year; total accretion related to below-market lease values was approximately $135,000, $511,000, and $172,000 respectively; and total net amortization related to lease incentives and other deferred revenue, net was approximately $11.3 million, $2.5 million, and $0.6 million, respectively.
The estimated aggregate amortization expense to be recorded related to in-place lease values, leasing costs, and tenant relationships and the estimated net impact on lease revenue from the amortization of above-market lease values and lease incentives or accretion of below-market lease values and other deferred revenues for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Period		Estimated Amortization Expense	Estimated Net Increase (Decrease) to Lease Revenue
For the fiscal years ending December 31:	2026	$458	$(11,503)
	2027	458	(26)
	2028	457	(82)
	2029	452	(44)
	2030	487	(133)
	Thereafter	817	(312)
		$3,129	$(12,100)
Property Acquisitions
We did not acquire any new farms during either of the years ended December 31, 2025 or 2024.
Property Sales
2025 Property Sales
In January 2025, we completed the sale of five farms in Florida totaling 5,630 gross acres for an aggregate sales price of $52.5 million. Including closing costs, we recognized a net gain on the sale of approximately $14.1 million.
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
In December 2025, we completed the following sale transactions:
•the sale of two farms in North Carolina totaling 310 gross acres for an aggregate sales price of approximately $1.0 million. Including closing costs, we recognized an aggregate net loss on these sales of approximately $1.2 million.
•the sale of two farms in Colorado totaling 1,325 gross acres for an aggregate sales price of approximately $8.5 million. Including closing costs, we recognized a net gain on the sale of approximately $0.8 million.
2024 Property Sales
In January 2024, we completed the sale of a 3,748-acre farm in Florida for approximately $65.7 million. Including closing costs, we recognized a net gain on the sale of approximately $10.4 million.
In December 2024, we completed the sale of 11 farms (consisting of 647 gross acres of farmland) in Michigan for approximately $5.0 million. In the third quarter of 2024, we recognized an impairment charge of approximately $2.1 million related to these farms and, upon completing the sale of these farms in December 2024, recognized an aggregate net loss (inclusive of closing costs) of approximately $0.4 million.
Real Estate Held for Sale
No properties were classified as held for sale as of December 31, 2025.
As of December 31, 2024, we had three properties (consisting of seven farms) that were classified as held for sale. Each of these properties were sold during the three months ended March 31, 2025, as noted above.
Investments in Unconsolidated Entities
In connection with the acquisition of certain farmland located in Fresno County, California, we also acquired an ownership of a related limited liability company (the “Fresno LLC”), the sole purpose of which is to own and maintain a pipeline conveying water to our and other neighboring properties. In addition, in connection with the acquisition of certain farmland located in Umatilla County, Oregon, we also acquired partial ownership of a related limited liability company (the “Umatilla LLC”), the sole purpose of which is to own and maintain an irrigation system providing water to our and other neighboring properties.

As of December 31, 2025, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.0% and 20.5%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.
During the years ended December 31, 2025, 2024, and 2023, we recorded an aggregate loss of approximately $26,000, $60,000, and $59,000, respectively (included in Loss from investments in unconsolidated entities on our Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. As of December 31, 2025 and 2024, our combined ownership interest in the Fresno LLC and Umatilla LLC had an aggregate carrying value of approximately $5.7 million and $5.7 million, respectively, and is included within Other assets, net on the accompanying Consolidated Balance Sheets.
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
The following tables summarize the future net lease payments to be received under noncancellable leases as of December 31, 2025 (dollars in thousands):

Period		Tenant Lease Revenue(1)
For the fiscal years ending December 31,	2026	$48,814
	2027	49,368
	2028	43,974
	2029	39,592
	2030	36,482
	Thereafter	104,303
		$322,533
(1)Amounts are net of fixed lease incentive payments owed to tenants under certain lease agreements and excludes contingent rental payments, such as participation rents.
Portfolio Concentrations
Credit Risk
As of December 31, 2025, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. One unrelated tenant (“Tenant A”) leases nine of our farms under leases expiring in 2027. During the year ended December 31, 2025, aggregate lease revenue attributable to Tenant A accounted for approximately $8.1 million (10.7%) of the total lease revenue. If Tenant A fails to make rental payments or elects to terminate their lease prior to its expiration (and we cannot re-lease the farms on satisfactory terms), there could be a material adverse effect on our financial performance. No other individual tenant represented greater than 10.0% of the total lease revenue recorded during the year ended December 31, 2025.
Geographic Risk
Farms located in California and Florida accounted for approximately $50.0 million (65.6%) and $9.0 million (11.8%), respectively, of the total lease revenue recorded during the year ended December 31, 2025. We seek to continue to further diversify geographically, as may be desirable or feasible. If an unexpected natural disaster (such as an earthquake, wildfire, flood, or hurricane) occurs or climate change impacts the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue operations. To date, none of our farms have been materially impacted by natural disasters, including the January 2025 wildfires that occurred in southern California. See “—California Floods” and “—Southeastern U.S. Hurricanes” below for a discussion on damage caused on certain of our farms by the January 2023 floods that occurred in California and by the hurricanes that occurred in the Southeastern U.S. in September and October 2024. Besides California and Florida, no other single state accounted for more than 10.0% of the total rental revenue recorded during the year ended December 31, 2025.

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
As a result of Hurricane Helene in September 2024, one of our farms in Georgia suffered damage to certain permanent plantings on the farm. At the time, we estimated the carrying value of such plantings to be approximately $275,000, and during the year ended December 31, 2024, we wrote down the carrying value of these plantings and also recorded a corresponding property and casualty loss. During the year ended December 31, 2025, after further inspection of the property, it was determined that the damage was not as extensive as originally estimated, and we recorded an adjustment to our original estimate, which is included within Property and casualty recovery (loss), net on our Consolidated Statements of Operations and Comprehensive Income. Certain of our other farms in the region suffered minor damage as a result of Hurricanes Helene and Milton, but no other farms were materially impacted.
Impairment
We evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. If this analysis indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. During the year ended December 31, 2025, we recognized an aggregate impairment charge of approximately $3.9 million on one property (encompassing two farms) located in St. Lucie County, Florida, and one farm located in Santa Barbara County, California, due to the estimated fair values being lower than the respective carrying values. During the year ended December 31, 2024, we recognized an aggregate impairment charge of approximately $2.1 million on portions of four properties (encompassing a total of 11 farms) located in Allegan and Van Buren, Michigan, due to the estimated fair values being lower than the respective carrying values.
NOTE 4.  CROP INVENTORY AND CROP SALES
Crop Inventory
Through certain of our wholly-owned subsidiaries and under a management agreement with a third-party operator, we currently manage a 2,409-acre property (encompassing two farms) located in Kern County, California, which includes 2,293 acres of bearing almond and pistachio orchards. Through December 31, 2025, we accumulated approximately $9.6 million in growing costs related to the crops harvested in 2025, primarily related to irrigation, pest management, fertilization, harvest, and labor. Such costs were initially capitalized and then charged to cost of sales as the related crops were harvested and sold (see “—Crop Sales” below).
In addition, as of December 31, 2025, we had incurred approximately $1.7 million in growing costs related to crops that will be harvested in 2026. We had not incurred any deferred growing costs as of December 31, 2024.
Crop Sales
Revenue from the sale of crops harvested and sold during the year ended December 31, 2025 and the cumulative growing costs incurred for such crops are shown in the following table (dollars in thousands):

Crop sales revenues(1)	$12,164
Cost of sales(1)	9,588
(1)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
We did not record any revenue or expense related to growing or selling crops during either of the years ended December 31, 2024 or 2023.

NOTE 5. INVESTMENTS IN WATER ASSETS
The following table sets forth the components of our investments in water assets as of December 31, 2025 and 2024, (dollars in thousands; see the description that follows for certain defined terms and additional information on each component):

	As of December 31, 2025		As of December 31, 2024
	Acre-feet	Cost Basis	Acre-feet	Cost Basis
SWSD banked water	48,309	$35,537	48,309	$35,537
WWD groundwater credits – 50/50 Program	2,660	746	2,660	753
WWD groundwater credits – Other agreements	4,563	884	4,418	653
Long-term water assets	55,532	37,167	55,387	36,943
Deferred water assets(1)	(1)	4,382	(1)	3,287
Investments in water assets(2)	55,532	$41,549	55,387	$40,230
(1)The amount of water credits to be granted under these agreements is not yet known; see “—Deferred Water Assets” below for additional information.
(2)As shown on the accompanying Consolidated Balance Sheets.
SWSD Banked Water
In connection with the acquisition of certain farmland located in Kern County, California, in 2021, we also acquired three contracts providing the right to purchase an aggregate of 45,000 acre-feet of banked water held by Semitropic Water Storage District (“SWSD”), a water storage district located in Kern County, California, at a fixed price. At the time of acquisition, we allocated approximately $31.3 million of aggregate value to these contracts. Subsequently in 2021, we exercised all three contracts and purchased the full 45,000 acre-feet of banked water for an additional aggregate cost of approximately $2.8 million.
In addition, since the initial acquisition, additional contracts to purchase banked water held by SWSD were conveyed to us by one of our tenants as partial consideration for rent payments owed. The following table summarizes the total acre-feet of banked water obtained through the exercise of these contracts (dollars in thousands):

Period Acquired	Acre-feet of Banked Water Available to Purchase per Contract	Acre-feet of Banked Water Purchased(1)	Value Attributed to Contract(2)	Cost to Exercise Contract	Total Carrying Value of Banked Water Purchased
Fourth quarter of 2023	1,003	1,003	$401	$62	$463
First quarter of 2024	2,306	2,306	923	141	1,064
Total	3,309	3,309	$1,324	$203	$1,527
(1)All contracts to purchase additional banked water were exercised in the same quarter in which the respective contract was conveyed to us.
(2)Represents non-cash income received during the respective periods. The straight-line impact of these receipts is included within Lease revenue, net in the accompanying Consolidated Statements of Operations and Comprehensive Income.
All banked water acquired was recognized at cost as a long-term water asset, including the subsequent costs to exercise the contracts and any administrative fees necessary to transfer the water to our banked water account.
WWD Groundwater Credits
50/50 Program
From May 2023 through March 2024, we participated in a groundwater recharge program established by Westlands Water District (“WWD”), a water district located in Fresno County, California (the “50/50 Program”). Under the program, WWD funded the delivery of surplus surface water to properties owned by participating landowners with district-approved groundwater recharge facilities (also known as “water banks”). Participating landowners were entitled to retain 50% of the net groundwater credits generated from recharge activities under the program (after accounting for required leave-behind volumes and evaporative losses), with the remaining 50% retained by WWD for aquifer recharge. Deliveries of water under the program were subject to surplus water availability, as determined by WWD in its discretion.
WWD terminated the program for the 2024 water year effective March 5, 2024, and has not renewed it. As a result of the 50/50 Program, we recognized 2,660 acre-feet of water credits as a long-term water asset, representing 50% of the total net water credits generated and confirmed by WWD under the program. In addition, in exchange for recharging and storing surplus water on behalf of WWD, we recognized approximately $0, $453,000, and $79,000 of non-cash revenue for the years ended December 31, 2025, 2024, and 2023, respectively, included within Other operating revenue in our Consolidated Statements of Operations and Comprehensive Income. These amounts represent the estimated fair value of the water credits obtained during the respective periods.

Other Agreements
Since 2023, we have entered into various agreements with third parties, including local water districts and private parties, to (i) purchase water directly, (ii) acquire portions of other water districts’ surface water allocations in future years in which allocations are granted, or (iii) store surface water on behalf of others in our groundwater recharge facilities in exchange for a portion of the net groundwater credits generated and recognized by the applicable water district.
To date, water delivered under these agreements has been stored in our water bank located within the WWD service area, and the resulting water credits have been recognized as a long-term water asset at cost. During the years ended December 31, 2025, 2024, and 2023, we recognized approximately $49,000, $0, and $0, respectively, included within Other operating revenue on our Consolidated Statements of Operations and Comprehensive Income. These amounts represent the estimated fair value of water credits received in exchange for storing water on behalf of third parties during the respective periods.
Deferred Water Assets
We have also invested in certain other programs and agreements that are expected to result in additional groundwater credits in the future; however, the amount and timing of any such credits are currently unknown and are dependent upon, and subject to, recognition by the applicable water districts in their sole discretion. The related costs are recorded in a deferred asset account (included within Investments in water assets on our Consolidated Balance Sheets) until the related net water credits become estimable and are recognized by the applicable water district, at which time such costs will be reclassified as long-term water assets (also within Investments in water assets on our Consolidated Balance Sheets).
NOTE 6. BORROWINGS
Our borrowings as of December 31, 2025 and 2024 are summarized below (dollars in thousands):

	Carrying Value as of		As of December 31, 2025
	December 31, 2025	December 31, 2024	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Variable-rate revolving lines of credit	$200	$3,600	5.96%	12/15/2033

Notes and bonds payable:
Fixed-rate notes payable	$453,040	$493,363	2.45%–6.97%; 3.70%	10/17/2026–7/1/2051; Nov 2032
Fixed-rate bonds payable	22,312	32,946	3.13%–4.57%; 3.57%	3/13/2028–12/30/2030; March 2029
Total notes and bonds payable	475,352	526,309
Debt issuance costs – notes and bonds payable	(1,917)	(2,387)	N/A	N/A
Notes and bonds payable, net	$473,435	$523,922

Total borrowings, net	$473,635	$527,522
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of December 31, 2025, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $966.4 million. The weighted-average stated interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.80% and 3.82% for the years ended December 31, 2025 and 2024, respectively. In addition, 2024 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 21.9% reduction (approximately 101 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payables—Interest Patronage” for further discussion on interest patronage.
We generally borrow at a rate of 60% of the value of the underlying agricultural real estate, and, except as noted herein, the amounts borrowed are not generally guaranteed by the Company. Our loan agreements generally contain various covenants, including with respect to liens, indebtedness, mergers, and asset sales, and customary events of default. These agreements may also require that we satisfy certain financial covenants at the end of each calendar quarter or year. Some of these financial covenants include, but are not limited to, staying below a maximum leverage ratio and maintaining a minimum net worth value, rental-revenue-to-debt ratio, current ratio, and fixed charge coverage ratio. As of December 31, 2025, we were in compliance with all covenants applicable to the above borrowings.

MetLife Facility
As amended, our credit facility with Metropolitan Life Insurance Company (“MetLife”) consists of an aggregate of $75.0 million of revolving equity lines of credit (the “MetLife Lines of Credit”), a $75.0 million long-term note payable (the “2020 MetLife Term Note”), and a $100.0 million long-term note payable (the “2022 MetLife Term Note,” and together with the MetLife Lines of Credit and the 2020 MetLife Term Note, the “MetLife Facility”).
The following table summarizes the pertinent terms of the MetLife Facility as of December 31, 2025 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		12/15/2033	$200	3M SOFR + 2.00%	(2)	$74,800
2020 MetLife Term Note	75,000	(3)	1/5/2030	35,620	2.75%, fixed through 1/4/2030	(4)	39,380
2022 MetLife Term Note	100,000	(3)	1/5/2032	—	(4)		100,000
Totals	$250,000			$35,820			$214,180
(1)Based on the properties that were pledged as collateral under the MetLife Facility, as of December 31, 2025, the maximum additional amount we could draw under the facility was approximately $76.9 million.
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
During the year ended December 31, 2025, we entered into a new loan agreement with MetLife, as summarized below (dollars in thousands):

Date of Issuance	Amount		Maturity Date	Principal Amortization	Stated Interest Rate	Interest Rate Terms
4/11/2025	$10,600	(1)	2/15/2030	28.6 years	6.31%	Fixed through 2/14/2028; variable thereafter
(1)The majority of proceeds from this loan were used to repay a $10.3 million maturing loan that bore interest at 3.85%.
Farmer Mac Facility
Through certain subsidiaries of our Operating Partnership, we have entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Bond Purchaser”) for a secured note purchase facility (the “Farmer Mac Facility”). As amended from time to time, the Farmer Mac Facility currently provides for bond issuances up to an aggregate amount of $225.0 million. Pursuant to the Bond Purchase Agreement, as further amended on June 2, 2023, we may issue new bonds under the Farmer Mac Facility through December 31, 2026, and the final maturity date for new bonds issued under the facility will be the date that is ten years from the applicable issuance date. We did not issue any new bonds under the Farmer Mac Facility during either of the years ended December 31, 2025 or 2024.
Pursuant to the Bond Purchase Agreement, bonds issued by us to the Bond Purchaser will be secured by a security interest in loans originated by us (pursuant to a pledge and security agreement), which, in turn, will be collateralized by first liens on agricultural real estate owned by subsidiaries of ours. The bonds issued generally have a maximum aggregate, effective loan-to-value ratio of 60% of the underlying agricultural real estate, after giving effect to certain overcollateralization obligations. As of December 31, 2025, we had approximately $22.3 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, we, through certain subsidiaries of our Operating Partnership, have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with various different Farm Credit associations (collectively, “Farm Credit”). We did not enter into any new loan agreements with Farm Credit during either of the years ended December 31, 2025 or 2024.
Certain amounts owed under the Farm Credit Notes Payable, limited to 12 months of principal and interest due under certain of the loans, are guaranteed by us pursuant to the respective loan documents.
Interest Patronage
Interest patronage, or refunded interest, on our borrowings from Farm Credit is generally recorded upon receipt and included in Other income in our Consolidated Statements of Operations and Comprehensive Income. Receipt of interest patronage typically occurs in the first half of the calendar year following the calendar year in which the respective interest expense is accrued. The following table provides certain information about interest patronage related to interest accrued on the Farm Credit Notes Payable during the years ended December 31, 2024 and 2023 (dollars in thousands):

	Amount	Reduction in Interest Rates
	Received	(basis points)(1)
2024 Interest Patronage(2)	$1,819	101
2023 Interest Patronage(3)	1,993	101
(1)Presented as a reduction in the stated interest rates on such borrowings, shown on a weighted-average basis.
(2)Relates to interest accrued on the Farm Credit Notes Payable during calendar year 2024. Of this amount, approximately $0.1 million was recorded in the third quarter of 2024, and approximately $1.7 million was recorded in the first quarter of 2025.
(3)Relates to interest accrued on the Farm Credit Notes Payable during calendar year 2023. Of this amount, approximately $0.1 million was recorded in the third quarter of 2023, and approximately $1.9 million was recorded in the first quarter of 2024.
Interest patronage is paid at Farm Credit’s discretion, and we are therefore unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2025 on the Farm Credit Notes Payable. As of December 31, 2025 and 2024, the aggregate principal balance of the Farm Credit Notes Payable that were eligible for interest patronage was approximately $144.9 million and $173.5 million, respectively.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of December 31, 2025, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the fiscal years ending December 31:	2026	$17,200
	2027	50,338
	2028	76,678
	2029	152,092
	2030	93,729
	Thereafter	85,315
		$475,352
During the year ended December 31, 2025, we repaid approximately $44.2 million of notes and bonds that were scheduled to either mature or reprice. On a weighted-average basis, these borrowings bore interest at a fixed, stated rate of 4.68% and an effective interest rate (after interest patronage) of 4.23%.
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
As of December 31, 2025, the aggregate fair value of our notes and bonds payable was approximately $453.7 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $475.4 million.

The fair value of our long-term notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is determined by a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on long-term debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of December 31, 2025, is deemed to approximate their aggregate carrying value of $200,000.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the Financial Accounting Standards Board’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of December 31, 2025, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is initially recorded in Accumulated other comprehensive income (loss) on the accompanying Consolidated Balance Sheets and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects. During the next 12 months, we estimate that an additional $1.2 million will be reclassified as a reduction to interest expense.
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2025 and 2024 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of December 31, 2025	4	$63,904
As of December 31, 2024	4	67,067
The following table presents the fair value of our interest rate swaps and their classification on the Consolidated Balance Sheets as of December 31, 2025 and 2024 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	December 31, 2025	December 31, 2024
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$4,896	$7,632
Total		$4,896	$7,632
The following table presents the amount of income (loss) recognized in comprehensive income within our consolidated financial statements for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Derivative in cash flow hedging relationship:
Interest rate swaps	$(2,736)	$266	$(1,641)
Total	$(2,736)	$266	$(1,641)
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of December 31, 2025, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
NOTE 7. MANDATORILY-REDEEMABLE PREFERRED STOCK
In January 2021, we completed a public offering of 5.00% Series D Cumulative Term Preferred Stock, par value $0.001 per share (the “Series D Term Preferred Stock”), at a public offering price of $25.00 per share. As a result of this offering

(including the underwriters’ exercise of their option to purchase additional shares to cover over-allotments), we issued a total of 2,415,000 shares of the Series D Term Preferred Stock for gross proceeds of approximately $60.4 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $58.3 million. Through January 29, 2026, the Series D Term Preferred Stock was traded under the ticker symbol “LANDM” on Nasdaq.
The shares of the Series D Term Preferred Stock had a mandatory redemption date of January 31, 2026, and were not convertible into our common stock or any other securities. Since January 31, 2023, we were permitted to redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends up to, but excluding, the date of redemption.
We incurred approximately $2.1 million in total offering costs related to this issuance, which were recorded net of the Series D Term Preferred Stock as presented on the accompanying Consolidated Balance Sheets and were amortized over the mandatory redemption period as a component of interest expense on the accompanying Consolidated Statements of Operations and Comprehensive Income. The Series D Term Preferred Stock was recorded as a liability on our accompanying Consolidated Balance Sheets in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily-redeemable financial instruments should be classified as liabilities. In addition, the related dividend payments were treated similarly to interest expense on the accompanying Consolidated Statements of Operations and Comprehensive Income. For information on the dividends declared by our Board of Directors and paid by us on the Series D Term Preferred Stock during the years ended December 31, 2025, 2024, and 2023, see Note 10, “Equity—Distributions.”
Due to the short-term maturity of our Series D Term Preferred Stock, its carrying value (exclusive of unamortized offering costs) of approximately $60.4 million was deemed to approximate its fair value as of December 31, 2025.
Subsequent to December 31, 2025, we redeemed all of our outstanding shares of Series D Term Preferred Stock (see Note 13, “Subsequent Events,” for more information).
NOTE 8. RELATED-PARTY TRANSACTIONS
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
Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator each July. During its July 2025 meeting, our Board of Directors reviewed and renewed each of the Advisory Agreement and the Administration Agreement for an additional year, through August 31, 2026.
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
Administration Agreement
Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer, co-general counsels and co-secretaries, and their respective staffs.
As approved by our Board of Directors, our allocable portion of the Administrator’s expenses is generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements.
Gladstone Securities
We have entered into an agreement with Gladstone Securities, LLC (“Gladstone Securities”), for it to act as our non-exclusive agent to assist us with arranging financing for our properties (the “Financing Arrangement Agreement”). Gladstone Securities is a privately-held broker-dealer and a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by Mr. Gladstone, who also serves on the board of managers of Gladstone Securities. In addition, Mr. LiCalsi serves in several capacities for Gladstone Securities, including as its chief legal officer, co-secretary, a member of its board of managers, and a managing principal. Erich Hellmold, our co-general counsel and co-secretary, also serves as Gladstone Securities’ co-secretary.
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

During the year ended December 31, 2025 we paid financing fees to Gladstone Securities of $15,000. We did not pay any financing fees to Gladstone Securities during either of the years ended December 31, 2024 or 2023. Through December 31, 2025, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
Dealer-Manager Agreement
We have entered into a dealer-manager agreement with Gladstone Securities (the “Dealer-Manager Agreement”), pursuant to which Gladstone Securities served as our exclusive dealer-manager in connection with the offering of our 5.00% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”).
Pursuant to the Dealer-Manager Agreement, Gladstone Securities provided certain sales, promotional, and marketing services to us in connection with the offering of the Series E Preferred Stock, and we generally paid Gladstone Securities for the following:
i.selling commissions of up to 7.0% of the gross proceeds from sales in the offering (the “Selling Commissions,”), and
ii.a dealer-manager fee of 3.0% of the gross proceeds from sales in the offering (the “Dealer-Manager Fees,”).
Gladstone Securities, in its sole discretion, was permitted to remit all or a portion of the Selling Commissions and also reallow all or a portion of the Dealer-Manager Fees to participating broker-dealers and wholesalers in support of the offering. The terms of the Dealer-Manager Agreements were approved by our Board of Directors, including all of our independent directors.
The following tables summarizes the total Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities during the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Series E Preferred Stock	$1	$41	$583
Total Selling Commissions and Dealer-Manager Fees	$1	$41	$583
Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities were netted against the gross proceeds received from sales of the securities and are included within Additional paid-in capital on the accompanying Consolidated Balance Sheets.
Related Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying consolidated financial statements (dollars in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Base management fee(1)(2)	$8,007	$8,370	$8,603
Incentive fee(1)(2)	2,723	109	1,771
Incentive fee waiver(2)	(2,723)	(109)	—
Total fees to our Adviser	$8,007	$8,370	$10,374

Administration fee(1)(2)	$2,617	$2,452	$2,255

Selling Commissions and Dealer-Manager Fees(1)(3)	$1	$41	$583
Financing fees(1)(4)	15	—	—
Total fees to Gladstone Securities	$16	$41	$583
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
Related-Party Fees Due
Amounts due to related parties on our accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024 were as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Base management fee	$1,967	$2,067
Other, net(1)	58	75
Total due to Adviser	2,025	2,142
Administration fee	753	613
Cumulative accrued but unpaid portion of prior Administration Fees(2)	66	217
Total due to Administrator	819	830
Total due to related parties(3)	$2,844	$2,972
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
NOTE 9. COMMITMENTS AND CONTINGENCIES
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as of December 31, 2025 (dollars in thousands):

Farm Locations	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Amount Expended or Accrued as of December 31, 2025
Hartley, TX	2,219	$1,300	(2)	Q4 2030	$1,190
Franklin & Grant, WA, & Umatilla, OR	1,126	4,447	(2)	Q4 2032	3,603
Wicomico & Caroline, MD, and Sussex, DE	833	155		Q3 2034	47
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
In connection with certain farms acquired through leasehold interests, we assumed certain ground lease arrangements under which we are the lessee. These operating ground leases have lease expiration dates ranging from June 2028 through December 2041, and none of these leases contain any extension, renewal, or termination options. At lease commencement, the net present value of the minimum lease payments was determined by discounting the respective future minimum lease payments using a discount rate equivalent to our fully-collateralized borrowing rate ranging from 6.37% to 8.72%.
As of December 31, 2025 and 2024, we recorded the following as a result of these operating ground leases (dollars in thousands, except for footnotes):

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets(1)	$764	$521
Operating lease liabilities(2)	$702	$498

Weighted-average remaining lease term (years)	12.4	14.9
Weighted-average incremental borrowing rate	7.68%	8.35%
(1)Operating lease right-of-use assets are shown net of prepaid lease payments of approximately $62,000 and $23,000 as of December 31, 2025 and 2024, respectively, and are included within Other assets, net on the accompanying Consolidated Balance Sheets.
(2)Included within Other liabilities, net on the accompanying Consolidated Balance Sheets.
Future minimum lease payments due under the remaining non-cancelable terms of these leases as of December 31, 2025, are as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the fiscal years ending December 31:	2026	$45
	2027	100
	2028	100
	2029	100
	2030	100
	Thereafter	657
Total undiscounted lease payments		1,102
Less: imputed interest		(400)
Present value of lease payments		$702
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Consolidated Statement of Operations and Comprehensive Income) of approximately $105,000, $105,000, and $103,000 during the years ended December 31, 2025, 2024, and 2023, respectively.
Litigation
In the ordinary course of business, we may be involved in legal proceedings from time to time. We are not currently subject to any material known or threatened litigation.
NOTE 10. EQUITY
Registration Statement
On March 28, 2023, we filed a universal registration statement on Form S-3, as amended (File No. 333-270901), with the SEC (the “2023 Registration Statement”) to replace our prior universal registration statement. The 2023 Registration Statement, which was declared effective by the SEC on April 13, 2023, and expires on April 12, 2026, permits us to issue up to an aggregate of $1.5 billion in securities consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate, concurrent offerings of two or more securities. Through December 31, 2025, we have issued a total of 176,595 shares of Series E Preferred Stock for gross proceeds of approximately $4.4 million and 2,300,936 shares of common stock for gross proceeds of approximately $23.9 million under the 2023 Registration Statement. See Note 13, “Subsequent Events,” for equity issuances completed subsequent to December 31, 2025.
Equity Issuances
Series C Preferred Stock
On April 3, 2020, we filed a prospectus supplement with the SEC for a continuous public offering of our 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), which permitted us to sell up to 10,200,000 shares of our Series C Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share (the “Primary Series C Offering”) and up to 200,000 additional shares pursuant to our dividend reinvestment plan (the “DRIP”) at a price of $22.75 per share. The Primary Series C Offering terminated on December 31, 2022, with substantially all of the allotted 10,200,000 shares being sold, and the DRIP was terminated effective March 22, 2023.
During the year ended December 31, 2023, we issued 14,069 shares of the Series C Preferred Stock pursuant to the DRIP, and 48,913 shares of the Series C Preferred Stock were tendered for optional redemption, which we satisfied with aggregate cash payments of approximately $1.2 million. We listed the Series C Preferred Stock on Nasdaq under the ticker symbol “LANDP,” and trading commenced on June 8, 2023.
Series E Preferred Stock

On November 9, 2022, we filed a prospectus supplement with the SEC for a continuous public offering (the “Series E Offering”) of up to 8,000,000 shares of our Series E Preferred Stock, on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share. See Note 8, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” for a discussion of the commissions and fees paid to Gladstone Securities in connection with the Series E Offering.
The following table provides information on sales of our Series E Preferred Stock during the years ended December 31, 2025, 2024, and 2023 (dollars in thousands, except per-share amounts):

	2025	2024	2023
Number of shares sold	400	16,595	237,441
Weighted-average offering price per share	$24.75	$24.98	$24.96
Gross proceeds	$10	$414	$5,925
Net proceeds(1)	$9	$373	$5,342
(1)Net of Selling Commissions, Dealer-Manager Fees, and underwriting discounts.
Additionally, the following table provides information on shares of Series E Preferred Stock tendered for optional redemption and satisfied with cash payment during the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	2025	2024	2023
Number of shares redeemed	4,350	—	1,600
Settlement payment	$102	$—	$36
The Series E Offering expired on December 31, 2025. Exclusive of redemptions, the Series E Offering resulted in total gross proceeds of approximately $6.3 million and net proceeds, after deducting Selling Commissions, Dealer-Manager Fees, and offering expenses payable by us, of approximately $5.7 million. In conjunction with the termination of the Series E Offering, during the year ended December 31, 2025, we expensed approximately $547,000 of unamortized deferred offering costs. These costs were recorded to Write-off of costs associated with offering of Series E cumulative redeemable preferred stock on the accompanying Consolidated Statements of Operations and Comprehensive Income during the year ended December 31, 2025.
Common Stock
At-the-Market Program
We have entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Virtu Americas LLC and Ladenburg Thalmann & Co. Inc. (each a “Sales Agent”), that, as amended, currently permit us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $500.0 million (the “ATM Program”). The following table provides information on shares of common stock sold under the ATM Program during the years ended December 31, 2025, 2024, and 2023 (dollars in thousands, except per-share amounts):

	2025	2024	2023
Number of shares sold	1,830,260	346,216	788,045
Weighted-average offering price per share	$9.32	$13.52	$19.34
Gross proceeds	$17,059	$4,680	$15,240
Net proceeds(1)	$16,889	$4,633	$15,087
(1)Net of underwriting commissions.
Repurchase Program
On May 17, 2024, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our 6.00% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) and up to $35.0 million of our Series C Preferred Stock (collectively, the “2024 Repurchase Program”). The Board of Directors’ authorization of the 2024 Repurchase Program expired on May 17, 2025.

On July 11, 2025, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $20.0 million of our Series B Preferred Stock and up to $35.0 million of our Series C Preferred Stock (collectively, the “2025 Repurchase Program”). The Board of Directors’ authorization of the 2025 Repurchase Program may be suspended at any time, does not obligate us to acquire any particular amount of securities, and expires on July 10, 2026. Under the 2025 Repurchase Program, repurchases are intended to be implemented through open market transactions on U.S. exchanges and/or in privately-negotiated transactions facilitated by a third-party broker acting as agent for us in accordance with applicable securities laws. Any repurchases will be made during applicable trading window periods or pursuant to Rule 10b5-1 trading plans.
No shares of Series B Preferred Stock or Series C Preferred Stock were repurchased either under either the 2024 Repurchase Program or the 2025 Repurchase Program during the year ended December 31, 2025. The following table summarizes repurchase activity under the 2024 Repurchase Program during the year ended December 31, 2024 (dollars in thousands, except per-share amounts):

For the year ended December 31, 2024
Series B Preferred Stock:
Number of shares repurchased	115,176
Gross repurchase price(1)	$2,429
Weighted-average repurchase price per share	$21.09
Gain on repurchase(2)	$133
Series C Preferred Stock:
Number of shares repurchased	201,646
Gross repurchase price(1)	$4,201
Weighted-average repurchase price per share	$20.83
Gain on repurchase(2)	$372
(1)Inclusive of broker commissions.
(2)The gain on the repurchase of cumulative redeemable preferred stock is included within (Loss) gain on extinguishment of cumulative redeemable preferred stock, net on our accompanying Consolidated Statements of Operations and Comprehensive Income.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership. As of each of December 31, 2025, 2024, and 2023, we owned 100.0%, of the outstanding OP Units.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the years ended December 31, 2025, 2024, and 2023 are reflected in the table below.

	For the Years Ended December 31,
Issuance	2025	2024	2023
Series B Preferred Stock	$1.500000	$1.500000	$1.500000
Series C Preferred Stock	1.500000	1.500000	1.500000
Series D Term Preferred Stock(1)	1.250004	1.250004	1.250004
Series E Preferred Stock	1.250004	1.250004	1.250004
Common Stock	0.560400	0.559500	0.553500
(1)Dividends are treated similar to interest expense on the accompanying Consolidated Statements of Operations and Comprehensive Income.
For federal income tax characterization purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital, or a combination thereof. The characterization of distributions on our preferred and common stock for each of the years ended December 31, 2025, 2024, and 2023 is reflected in the following table:

	Ordinary Income	Long-term Capital Gain	Return of Capital
For the Year Ended December 31, 2025
Series B Preferred Stock	47.528898%	44.456417%	8.014685%
Series C Preferred Stock	47.528898%	44.456417%	8.014685%
Series D Term Preferred Stock	47.528898%	44.456417%	8.014685%
Series E Preferred Stock	47.528898%	44.456417%	8.014685%
Common Stock	—%	—%	100.000000%
For the Year Ended December 31, 2024
Series B Preferred Stock	47.178987%	23.885993%	28.935020%
Series C Preferred Stock	47.178987%	23.885993%	28.935020%
Series D Term Preferred Stock	47.178987%	23.885993%	28.935020%
Series E Preferred Stock	47.178987%	23.885993%	28.935020%
Common Stock	—%	—%	100.000000%
For the Year Ended December 31, 2023
Series B Preferred Stock	30.782342%	22.611772%	46.605886%
Series C Preferred Stock	30.782342%	22.611772%	46.605886%
Series D Term Preferred Stock	30.782342%	22.611772%	46.605886%
Series E Preferred Stock	30.782342%	22.611772%	46.605886%
Common Stock	—%	—%	100.000000%
NOTE 11. LEASE REVENUES
The following table sets forth the components of our lease revenue for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands, except for footnotes):

	For the Years Ended December 31,
	2025	2024	2023
Fixed lease payments(1)	$51,180	$73,952	$83,695
Variable lease payments(2)	24,945	10,811	6,624
Lease revenue, net(3)	$76,125	$84,763	$90,319
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the years ended December 31, 2025, 2024, and 2023, we recorded participation rents of approximately $20.0 million, $9.4 million, and $5.9 million, respectively; reimbursements of certain property operating expenses by tenants of approximately $479,000, $1.4 million, and $688,000, respectively; and late fees of approximately $7,000, $20,000, and $46,000, respectively. In addition, during the year ended December 31, 2025, we recorded aggregate lease-related termination fees of approximately $4.4 million.
(3)Reflected as a line item on our accompanying Consolidated Statements of Operations and Comprehensive Income.
NOTE 12.  EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2025, 2024, and 2023, computed using the weighted-average number of common shares outstanding during the respective periods.

(Dollars in thousands, except per-share amounts):	For the Years Ended December 31,
	2025	2024	2023
Net loss attributable to common stockholders	$(10,484)	$(10,455)	$(9,852)
Weighted average shares of common stock outstanding – basic and diluted	36,506,720	35,909,956	35,733,742
Loss per common share – basic and diluted	$(0.29)	$(0.29)	$(0.28)
NOTE 13. SUBSEQUENT EVENTS

Financing Activity
Redemption of Series D Term Preferred Stock
On January 30, 2026, we redeemed all outstanding shares of our Series D Term Preferred Stock at a cash redemption price of $25.100695 per share, representing the payment of the liquidation preference, plus an amount equal to accrued and unpaid dividends to, but excluding, January 30, 2026, in the amount of $0.100695 per share. In total, we paid approximately $60.6 million for the redemption of the Series D Term Preferred Stock. Our Series D Term Preferred Stock was delisted from Nasdaq on the date we redeemed all outstanding shares.
Equity Activity—Equity Issuances
The following table provides information on equity sales that occurred subsequent to December 31, 2025 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Common Stock – ATM Program	$3,423,488	$9.72	$33,292	$32,959
(1)Net of underwriting discounts and commissions.
Distributions
On January 13, 2026, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	January 23, 2026	January 30, 2026	$0.125
	February 18, 2026	February 27, 2026	0.125
	March 23, 2026	March 31, 2026	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	January 23, 2026	January 30, 2026	$0.125
	February 18, 2026	February 27, 2026	0.125
	March 23, 2026	March 31, 2026	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series E Preferred Stock:	January 27, 2026	February 5, 2025	$0.104167
	February 24, 2026	March 5, 2026	0.104167
	March 25, 2026	April 3, 2026	0.104167
Total Series E Preferred Stock Distributions:			$0.312501

Common Stock:	January 23, 2026	January 30, 2026	$0.0467
	February 18, 2026	February 27, 2026	0.0467
	March 23, 2026	March 31, 2026	0.0467
Total Common Stock Distributions:			$0.1401

GLADSTONE LAND CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(In Thousands)

			Initial Cost			Subsequent Capitalized Additions			Total Cost
Location and Description of Property	Date Acquired	Encumbrances	Land and Land Improvements	Buildings & Improvements	Permanent Plantings	Land Improvements	Buildings & Improvements	Permanent Plantings	Land and Land Improvements	Buildings & Improvements	Permanent Plantings	Total(1)	Accumulated Depreciation(2)
Santa Cruz County, California: Land & Improvements	6/16/1997	$6,772	$4,350	$—	$—	$—	$622	$—	$4,350	$622	$—	$4,972	$(470)
Ventura County, California: Land, Buildings & Improvements	9/15/1998	26,391	9,895	5,256	—	23	504	—	9,918	5,760	—	15,678	(5,299)
Santa Cruz County, California: Land & Improvements	1/3/2011	5,906	8,328	—	—	453	545	—	8,781	545	—	9,326	(314)
Hillsborough County, Florida: Land, Buildings & Improvements	9/12/2012	—	2,199	1,657	—	14	1,802	—	2,213	3,459	—	5,672	(2,149)
Monterey County, California: Land, Buildings & Improvements	10/21/2013	4,233	7,187	164	—	180	3,076	—	7,367	3,240	—	10,607	(1,431)
Cochise County, Arizona: Land, Buildings & Improvements	12/27/2013	1,227	6,168	572	—	8	5,830	—	6,176	6,402	—	12,578	(2,709)
Santa Cruz County, California: Land, Building & Improvements	6/13/2014	1,189	5,576	207	—	—	27	—	5,576	234	—	5,810	(213)
Ventura County, California: Land, Buildings & Improvements	7/23/2014	865	6,219	505	—	—	85	—	6,219	590	—	6,809	(407)
Kern County, California: Land & Improvements	7/25/2014	1,017	5,841	67	—	—	974	—	5,841	1,041	—	6,882	(683)
Manatee County, Florida: Land, Buildings & Improvements	9/29/2014	—	8,466	5,426	—	—	3,734	—	8,466	9,160	—	17,626	(4,926)
Ventura County, California: Land, Buildings & Improvements	10/29/2014	13,445	23,673	350	—	—	2,803	—	23,673	3,153	—	26,826	(1,402)
Ventura County, California: Land & Improvements	11/4/2014	—	5,860	92	—	—	2	—	5,860	94	—	5,954	(94)
Monterey County, California: Land, Buildings & Improvements	1/5/2015	10,673	15,852	582	—	(156)	1,518	—	15,696	2,100	—	17,796	(1,240)
Manatee County, Florida: Land, Buildings & Improvements	3/10/2015	—	2,403	1,871	—	—	369	—	2,403	2,240	—	4,643	(1,738)
Kern County, California: Land & Improvements	9/3/2015	13,943	18,893	497	—	688	6,583	1,418	19,581	7,080	1,418	28,079	(4,150)
Cochise County, Arizona: Land, Buildings & Improvements	12/23/2015	—	4,234	1,502	—	142	4,460	—	4,376	5,962	—	10,338	(2,213)
Saguache County, Colorado: Land, Buildings & Improvements	3/3/2016	160	16,756	8,348	—	—	1,486	—	16,756	9,834	—	26,590	(7,116)
Fresno County, California: Land, Improvements & Permanent plantings	4/5/2016	6,594	3,623	1,228	11,455	—	2,640	(25)	3,623	3,868	11,430	18,921	(5,245)
Saint Lucie County, Florida: Land, Buildings & Improvements	7/1/2016	—	4,165	971	—	—	—	—	4,165	971	—	5,136	(922)
Baca County, Colorado: Land & Buildings	9/1/2016	2,988	6,167	214	—	—	—	—	6,167	214	—	6,381	(133)
Merced County, Colorado: Land & Improvements	9/14/2016	6,573	12,845	504	—	—	190	—	12,845	694	—	13,539	(352)
Stanislaus County, Colorado: Land & Improvements	9/14/2016	7,121	14,114	45	—	59	463	—	14,173	508	—	14,681	(340)
Fresno County, California: Land, Improvements & Permanent plantings	10/13/2016	2,907	2,937	139	3,452	—	7	—	2,937	146	3,452	6,535	(1,682)
Baca County, Colorado: Land & Improvements	12/28/2016	5,776	11,430	278	—	—	—	—	11,430	278	—	11,708	(278)
Yuma County, Arizona Land & Improvements	6/1/2017	10,415	12,390	12,191	—	151	16,813	—	12,541	29,004	—	41,545	(11,325)
Fresno County, California: Land, Improvements & Permanent plantings	7/17/2017	—	5,048	777	7,818	3,249	2,522	(1,124)	8,297	3,299	6,694	18,290	(3,038)
Santa Barbara County, California: Land, Improvements & Permanent plantings	8/9/2017	—	4,559	577	397	(3,136)	794	(249)	1,423	1,371	148	2,942	(523)
Okeechobee County, Florida: Land & Improvements	8/9/2017	4,096	9,111	953	—	985	1,378	—	10,096	2,331	—	12,427	(1,353)
Walla Walla County, Washington: Land, Improvements & Permanent plantings	9/8/2017	—	5,286	401	3,739	(23)	—	(3,739)	5,263	401	—	5,664	(340)

Baca County, Colorado Land & Improvements	10/2/2017	—	924	—	—	—	—	—	924	—	—	924	—
Fresno County, California: Land, Improvements & Permanent plantings	12/15/2017	2,508	2,016	324	3,626	(1)	23	(3)	2,015	347	3,623	5,985	(3,850)
Kern County, California: Land & Improvements	1/31/2018	1,803	2,733	249	—	(4)	1,529	—	2,729	1,778	—	4,507	(632)
Kings County, California: Land, Improvements & Permanent plantings	9/13/2018	3,813	3,264	284	3,349	5	—	5	3,269	284	3,354	6,907	(1,101)
Madera, California: Land, Improvements & Permanent plantings	11/1/2018	11,725	12,305	1,718	9,015	13	704	(2,446)	12,318	2,422	6,569	21,309	(1,837)
Hartley County, Texas: Land & Improvements	11/20/2018	—	7,320	1,054	—	3	1,513	—	7,323	2,567	—	9,890	(561)
Merced County, California: Land	12/6/2018	4,074	8,210	—	—	5	—	—	8,215	—	—	8,215	—
Madera County, California: Land & Improvements	4/9/2019	14,047	8,074	2,696	17,916	—	1,611	—	8,074	4,307	17,916	30,297	(6,597)
Allegran and Van Buren County, Michigan: Land & Improvements	6/4/2019	—	1,634	800	2,694	(1,085)	(359)	(1,826)	549	441	868	1,858	(505)
Yolo County, California: Land & Improvements	6/13/2019	4,191	5,939	665	2,648	—	—	—	5,939	665	2,648	9,252	(891)
Monterey County, California: Land & Improvements	7/11/2019	4,539	8,629	254	—	2,146	1,956	—	10,775	2,210	—	12,985	(526)
Martin County, Florida: Land & Improvements	7/22/2019	33,111	51,691	6,595	—	(2,629)	1	—	49,062	6,596	—	55,658	(3,251)
Fresno County, California: Land & Improvements	8/16/2019	34,857	24,772	13,410	31,420	(3)	1,530	10	24,769	14,940	31,430	71,139	(11,512)
Ventura County, California: Land & Improvements	8/28/2019	10,662	20,602	397	—	306	1,707	—	20,908	2,104	—	23,012	(754)
Napa County, California: Land & Improvements	8/29/2019	14,924	27,509	1,646	2,923	3,235	1,263	904	30,744	2,909	3,827	37,480	(2,195)
Hayes County, Nebraska: Land & Improvements	10/7/2019	2,630	4,750	264	—	16	1	—	4,766	265	—	5,031	(264)
Hayes & Hitchcock County, Nebraska: Land & Improvements	10/7/2019	4,956	9,275	431	—	20	1	—	9,295	432	—	9,727	(407)
Kern County, California: Land, Improvements & Permanent plantings	6/24/2020	7,367	12,521	1,325	370	—	264	—	12,521	1,589	370	14,480	(571)
Wicomico & Caroline County, Maryland, and Sussex County, Delaware: Land & Improvements	8/31/2020	3,901	6,703	626	—	—	509	—	6,703	1,135	—	7,838	(440)
Fresno County, California: Land & Improvements	9/3/2020	16,107	15,071	4,680	11,921	305	823	—	15,376	5,503	11,921	32,800	(4,316)
Fresno County, California: Land, Improvements & Permanent plantings	10/1/2020	16,146	7,128	9,206	15,242	8	1,925	16	7,136	11,131	15,258	33,525	(5,670)
Ventura County, California: Land & Improvements	12/15/2020	12,450	19,215	1,264	—	48	23	—	19,263	1,287	—	20,550	(568)
Tulare County, California: Land, Improvements & Permanent plantings	12/17/2020	9,027	26,952	6,420	28,152	36	9	37	26,988	6,429	28,189	61,606	(13,127)
Whatcom County, Washington: Land, Improvements, & Permanent plantings	12/24/2020	14,489	8,219	7,228	16,281	18	193	35	8,237	7,421	16,316	31,974	(6,834)
San Joaquin County, California: Land, Improvements, & Permanent plantings	12/24/2020	19,090	12,265	2,142	19,924	6	(996)	10	12,271	1,146	19,934	33,351	(10,110)
San Joaquin County, California: Land, Improvements, & Permanent plantings	3/11/2021	—	—	4,306	—	—	—	—	—	4,306	—	4,306	(1,475)
Tehama County, California Land & Improvements & Horticulture	4/5/2021	20,836	27,747	2,512	6,600	103	34	—	27,850	2,546	6,600	36,996	(3,438)
Kern County, California Land & Improvements & Horticulture	6/4/2021	8,367	21,810	2,514	25,984	65	1,534	—	21,875	4,048	25,984	51,907	(12,019)
Van Buren County, Michigan: Land & Improvements & Horticulture	6/9/2021	7,195	3,677	4,391	5,233	14	44	70	3,691	4,435	5,303	13,429	(1,700)
Kern County, California Land & Improvements & Horticulture	8/11/2021	12,792	5,690	8,156	16,154	11	46	—	5,701	8,202	16,154	30,057	(7,034)
Yamhill County, Oregon Land & Improvements & Horticulture	8/11/2021	5,756	2,854	2,493	6,972	8	28	—	2,862	2,521	6,972	12,355	(2,572)
St. Lucie County, Florida Land & Improvements & Horticulture	8/18/2021	2,900	2,494	601	2,146	(81)	108	31	2,413	709	2,177	5,299	(1,110)
Kern County, California Land & Improvements & Horticulture	12/3/2021	12,917	22,363	2,894	62,744	23	78	—	22,386	2,972	62,744	88,102	(10,753)

Charlotte County, FL Land & Improvements & Horticulture	12/16/2021	4,363	7,275	75	—	1,937	696	—	9,212	771	—	9,983	(111)
Glenn, California Land & Improvements	6/16/2022	—	16,184	1,298	5,933	34	670	—	16,218	1,968	5,933	24,119	(2,656)
Franklin & Grant, Washington Land & Improvements & Horticulture	7/21/2022	—	11,437	1,607	15,798	50	366	(1,715)	11,487	1,973	14,083	27,543	(7,595)
Umatilla, Oregon Land & Improvements & Horticulture	7/21/2022	—	344	564	2,858	14	135	1,316	358	699	4,174	5,231	(551)
Miscellaneous Investments	Various	21,718	37,424	9,742	7,859	(451)	6,697	2,160	36,973	16,440	10,019	63,431	(8,643)
		$475,552	$710,595	$150,205	$350,623	$6,812	$83,893	$(5,115)	$717,407	$234,099	$345,508	$1,297,013	$(198,261)
(1)The aggregate cost for land, buildings, improvements, and permanent plantings for federal income tax purposes is approximately $1.2 billion.
(2)The Company computes depreciation using the straight-line method over the shorter of the estimated useful life or 50 for buildings, improvements, and permanent plantings, and the shorter of the estimated useful life or 5 to 20 years for equipment and fixtures.
The following table reconciles the change in the balance of real estate during the years ended December 31, 2025 and 2024, respectively (dollars in thousands):

	2025	2024
Balance, beginning of period	$1,372,260	$1,437,812
Additions:
Acquisitions during the period	—	—
Improvements	6,614	5,607
Deductions:
Dispositions during period	(77,940)	(69,053)
Impairments during period	(3,921)	(2,106)
Balance, end of period(1)	$1,297,013	$1,372,260
(1)Includes $0 and approximately $47.6 million of real estate held for sale, at cost, as of December 31, 2025 and 2024, respectively.
The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2025 and 2024, respectively (dollars in thousands):

	2025	2024
Balance, beginning of period	$169,190	$142,657
Additions during period	34,003	33,894
Dispositions during period	(4,932)	(7,361)
Balance, end of period(1)	$198,261	$169,190
(1)Includes $0 and approximately $1.4 million of accumulated depreciation related to real estate held for sale as of December 31, 2025 and 2024, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Refer to “Report of Management on Internal Control over Financial Reporting,” located in Part II, Item 8 of this Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter or year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During the three months ended December 31, 2025, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2025. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2026 Proxy Statement under the captions “Proposal 1 - Election of Directors to the Class of 2029,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” “Executive Officers,” and the sub-captions “Code of Ethics and Business Conduct” and “Insider Trading Policy,” as well as from the information disclosed under the caption “Code of Ethics” included in Part I, Item 1 of this Annual Report on From 10-K. Our Insider Trading Policy is filed as Exhibit 19 with this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2026 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” and the sub-caption “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2026 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2026 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2026 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
 a.    DOCUMENTS FILED AS PART OF THIS REPORT
1.    The following financial statements are filed herewith:
Report of Management on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Equity for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
Notes to Financial Statements
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

10.14	Third Amendment to Loan Agreement, dated as of November 4, 2024 by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company (File No. 001-35795), filed on February 19, 2025.
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

99.1	Estimated Value Methodology for Series E Cumulative Redeemable Preferred Stock as of December 31, 2025 +
*	Certain information in this exhibit has been redacted pursuant to Item 601(b)(10) of Regulation S-K and the Company agrees to furnish to the Securities and Exchange Commission a complete copy of the exhibit, including the redacted portions, upon request.
+	Filed herewith.
++	Furnished herewith.

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 31, 2025, and December 31, 2024; (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024, and 2023; (iii) the Consolidated Statements of Equity for the years ended December 31, 2025, 2024, and 2023; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; and (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: February 24, 2026	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: February 24, 2026	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer, President, and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2026	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer, President, and Chairman of the Board of Directors (principal executive officer)

Date: February 24, 2026	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer (principal financial and accounting officer)

Date: February 24, 2026	By:	/s/ Michela A. English
Michela A. English
Director

Date: February 24, 2026	By:	/s/ Katharine C. Gorka
Katharine C. Gorka
Director

Date: February 24, 2026	By:	/s/ Paula Novara
Paula Novara
Director

Date: February 24, 2026	By:	/s/ John Outland
John Outland
Director

Date: February 24, 2026	By:	/s/ Anthony W. Parker
Anthony W. Parker
Director

Date: February 24, 2026	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr.
Director