Form 10-K/A
period 2025-12-31
GLADSTONE LAND Corp
filed 2026-04-07
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of April 6, 2026, was 41,963,372.
Documents Incorporated by Reference: The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), that was filed pursuant to Regulation 14A with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

GLADSTONE LAND CORPORATION
FORM 10-K AMENDMENT NO. 1

FOR THE YEAR ENDED
DECEMBER 31, 2025

EXPLANATORY NOTE

Gladstone Land Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 with the Securities and Exchange Commission (the “Commission”) on February 24, 2026 (the “Original Form 10-K”). This amendment to the Original Form 10-K (the “Amendment”) is being filed to correct the following immaterial disclosure errors in the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024 in the Original Form 10-K:

(i)The authorized number of Series D cumulative term preferred stock, $0.001 par value, as of December 31, 2025, and December 31, 2024 was revised to 2,415,000 from 3,600,000 as reported in the Original Form 10-K.
(ii)The authorized number of Series C cumulative redeemable preferred stock, $0.001 par value, as of December 31, 2025, and December 31, 2024 was revised to 10,149,444 from 25,700,791 as reported in the Original Form 10-K.
(iii)The authorized number of common stock, $0.001 par value (“Common Stock”), as of December 31, 2025 was revised to 65,100,617 from 48,364,270 as reported in the Original Form 10-K.
(iv)The authorized number of Common Stock as of December 31, 2024 was revised to 65,096,267 from 48,359,920 as reported in the Original Form 10-K (subparagraphs (i), (ii) and (iii) are collectively, the “Authorized Share Amounts”).

These corrections are being made in the Company’s consolidated financial statements that are being filed in their entirety in Part II. Item 8. “Financial Statements and Supplementary Data” of this Amendment. These corrections reflect the authorized share information previously included in the Articles Supplementary filed as Exhibit 3.7 to the Original Form 10-K. No other changes to the Company’s consolidated financial statements are being made. The corrections in the Consolidated Balance Sheets do not impact any of the Company’s reported financial results or the Company’s financial position as set forth within the Company’s consolidated financial statements and, as a result, there will be no restatement or other revision to the Company’s previously-issued consolidated financial statements filed in the Original Form 10-K or this Amendment.

In this Amendment, the Company is also refiling the following exhibits that will replace the previously filed exhibits under Part IV. Item 15. “Exhibits, Financial Statement Schedules” of the Original Form 10-K:
•The Company’s “Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934”, filed as Exhibit 4.1, which has been revised to correct the Authorized Share Amounts.
•The “Consent of Independent Registered Public Accounting Firm” provided by the Company’s independent auditor, PricewaterhouseCoopers LLP (“PwC”), filed as Exhibit 23.
•The certifications of the Company’s Principal Executive Officer and Principal Financial Officer, filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above and set forth in this Amendment, no other portion of the Original Form 10-K is being amended, updated or modified and this Amendment does not reflect any events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC that were made subsequent to the filing of the Original Form 10-K and this Amendment.

PART II

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
/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 24, 2026, except for the effects of the revision to the authorized share amounts disclosed on the consolidated balance sheets, as to which the date is April 7, 2026
We have served as the Company’s auditor since 2005.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per-share data)

	December 31, 2025	December 31, 2024
ASSETS
Real estate, at cost	$1,297,013	$1,324,632
Less: accumulated depreciation	(198,261)	(167,782)
Total real estate, net	1,098,752	1,156,850
Lease intangibles, net	3,129	3,588
Real estate and related assets held for sale, net	—	46,314
Cash and cash equivalents	27,177	18,275
Crop inventory	1,663	—
Investments in water assets	41,549	40,230
Other assets, net	66,902	46,938
TOTAL ASSETS	$1,239,172	$1,312,195

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$200	$3,600
Notes and bonds payable, net	473,435	523,922
Series D cumulative term preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 2,415,000 shares authorized,(1) 2,415,000 shares issued and outstanding as of December 31, 2025, and December 31, 2024	60,341	59,930
Accounts payable and accrued expenses	22,005	18,404
Due to related parties, net	2,844	2,972
Other liabilities, net	10,061	16,185
Total Liabilities	568,886	625,013
Commitments and contingencies (Note 9)
EQUITY:
Series B cumulative redeemable preferred stock, $0.001 par value; $25.00 per share liquidation preference; 6,340,889 shares authorized, 5,840,889 shares issued and outstanding as of December 31, 2025, and December 31, 2024.	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 10,149,444 shares authorized,(2) 9,954,863 shares issued and outstanding as of December 31, 2025, and December 31, 2024	10	10
Series E cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 15,994,050 shares authorized, 248,486 shares issued and outstanding as of December 31, 2025; 15,998,400 shares authorized, 252,436 issued and outstanding as of December 31, 2024	—	—
Common stock, $0.001 par value; 65,100,617 shares authorized,(3) 38,014,918 shares issued and outstanding as of December 31, 2025; 65,096,267 shares authorized,(4) 36,184,658 shares issued and outstanding as of December 31, 2024	38	36
Additional paid-in capital	870,847	854,059
Distributions in excess of accumulated earnings	(205,511)	(174,561)
Accumulated other comprehensive income	4,896	7,632
Total Equity	670,286	687,182
TOTAL LIABILITIES AND EQUITY	$1,239,172	$1,312,195

(1)The number of authorized shares of Series D preferred stock as of December 31, 2025, and December 31, 2024 was revised to 2,415,000 shares from 3,600,000 shares to correct the immaterial disclosure error that was originally reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 24, 2026 (the “Original Form 10-K”).
(2)The number of authorized shares of Series C preferred stock as of December 31, 2025, and December 31, 2024 was revised to 10,149,444 shares from 25,700,791 shares to correct the immaterial disclosure error that was originally reported in the Original Form 10-K.

(3)The number of authorized shares of common stock as of December 31, 2025 was revised to 65,100,617 shares from 48,364,270 shares to correct the immaterial disclosure error that was originally reported in the Original Form 10-K.
(4)The number of authorized shares of common stock as of December 31, 2024 was revised to 65,096,267 shares from 48,359,920 shares to correct the immaterial disclosure error that was originally reported in the Original Form 10-K.
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

10.12
First Amendment to Loan Agreement, dated as of February 3, 2022 by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-357954), filed on February 22, 2022

10.13
Second Amendment to Loan Agreement, dated as of December 14, 2023 by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, as lender, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-357954), filed on February 20, 2024

10.14
Third Amendment to Loan Agreement, dated as of November 4, 2024 by and among Gladstone Land Limited Partnership, as borrower, Gladstone Land Corporation, as guarantor, and Metropolitan Life Insurance Company, incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-357954), filed on February 19, 2025.

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

19	Insider Trading Policy, incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (File No. 001-35795), filed on February 24, 2026
21
List of Subsidiaries of Gladstone Land Corporation, incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (File No. 001-35795), filed on February 24, 2026

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
97.1
Gladstone Land Corporation Compensation Recoupment Policy, incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-357954), filed on February 20, 2024

99.1
Estimated Value Methodology for Series E Cumulative Redeemable Preferred Stock as of December 31, 2025, incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (File No. 001-35795), filed on February 24, 2026

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

Gladstone Land Corporation

Date: April 7, 2026	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer
(principal financial and accounting officer)

Date: April 7, 2026	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer, President, and
Chairman of the Board of Directors
(principal executive officer)