Form 10-Q
period 2026-03-31
GLADSTONE LAND Corp
filed 2026-05-11
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 8, 2026, was 43,136,573.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2026

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Real estate, at cost	$1,295,975	$1,297,013
Less: accumulated depreciation	(208,264)	(198,261)
Total real estate, net	1,087,711	1,098,752
Lease intangibles, net	3,032	3,129
Cash and cash equivalents	8,623	27,177
Crop inventory	4,323	1,663
Investments in water assets	41,697	41,549
Other assets, net	58,326	66,902
TOTAL ASSETS	$1,203,712	$1,239,172

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$16,700	$200
Notes and bonds payable, net	467,522	473,435
Series D cumulative term preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 0 shares authorized, issued, or outstanding as of March 31, 2026; 2,415,000 shares authorized, issued, and outstanding as of December 31, 2025	—	60,341
Accounts payable and accrued expenses	18,232	22,005
Due to related parties, net	3,122	2,844
Other liabilities, net	9,811	10,061
Total Liabilities	515,387	568,886
Commitments and contingencies (Note 9)
EQUITY:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,301,767 shares authorized, 5,801,767 shares issued and outstanding as of March 31, 2026; 6,340,889 shares authorized, 5,840,889 shares issued and outstanding as of December 31, 2025	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 10,064,669 shares authorized, 9,870,088 shares issued and outstanding as of March 31, 2026; 10,149,444 shares authorized, 9,954,863 shares issued and outstanding as of December 31, 2025	10	10
Series E cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 15,983,690 shares authorized, 238,126 shares issued and outstanding as of March 31, 2026; 15,994,050 shares authorized, 248,486 shares issued and outstanding as of December 31, 2025	—	—
Common stock, $0.001 par value; 67,649,874 shares authorized, 41,759,181 shares issued and outstanding as of March 31, 2026; 65,100,617 shares authorized, 38,014,918 shares issued and outstanding as of December 31, 2025	42	38
Additional paid-in capital	904,551	870,847
Distributions in excess of accumulated earnings	(221,258)	(205,511)
Accumulated other comprehensive income	4,974	4,896
Total Equity	688,325	670,286
TOTAL LIABILITIES AND EQUITY	$1,203,712	$1,239,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
OPERATING REVENUES:
Lease revenue, net	$14,795	$16,803
Crop sales	1,749	—
Other operating revenue	8	1
Total operating revenues	16,552	16,804
OPERATING EXPENSES:
Depreciation and amortization	10,370	8,429
Property operating expenses	2,117	1,128
Cost of sales	(158)	—
Base management fee	1,945	2,058
Capital gains fee	—	188
Administration fee	720	642
General and administrative expenses	723	682
Impairment charge	884	—
Total operating expenses	16,601	13,127
OTHER INCOME (EXPENSE):
Other income	1,455	1,952
Interest expense	(4,725)	(5,177)
Dividends declared on cumulative term preferred stock	(243)	(755)
(Loss) gain on dispositions of real estate assets, net	(459)	15,410
Property and casualty (loss) recovery, net	(93)	137
Loss from investments in unconsolidated entities	(191)	(136)
Total other (expense) income, net	(4,256)	11,431
NET (LOSS) INCOME	(4,305)	15,108
Dividends declared on cumulative redeemable preferred stock	(5,988)	(6,002)
Gain on extinguishment of cumulative redeemable preferred stock, net	308	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,985)	$9,106

NET (LOSS) INCOME PER COMMON SHARE:
Basic and diluted	$(0.24)	$0.25
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	40,856,330	36,184,658

NET (LOSS) INCOME	$(4,305)	$15,108
Change in fair value related to interest rate hedging instruments	78	(1,318)
COMPREHENSIVE (LOSS) INCOME	$(4,227)	$13,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2026
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2025	5,840,889	$6	9,954,863	$10	248,486	$—	38,014,918	$38	$870,847	$(205,511)	$4,896	$670,286
Redemptions of Series B Preferred Stock, net	(39,122)	—	—	—	—	—	—	—	(870)	85	—	(785)
Redemptions of Series C Preferred Stock, net	—	—	(84,775)	—	—	—	—	—	(1,923)	240	—	(1,683)
Issuances of Series E Preferred Stock, net	—	—	—	—	—	—	—	—	(3)	—	—	(3)
Redemptions of Series E Preferred Stock, net	—	—	—	—	(10,360)	—	—	—	(231)	(17)	—	(248)
Issuances of common stock, net	—	—	—	—	—	—	3,744,263	4	36,731	—	—	36,735
Net loss	—	—	—	—	—	—	—	—	—	(4,305)	—	(4,305)
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(5,988)	—	(5,988)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(5,762)	—	(5,762)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	78	78
Balance at March 31, 2026	5,801,767	$6	9,870,088	$10	238,126	$—	41,759,181	$42	$904,551	$(221,258)	$4,974	$688,325

	Three Months Ended March 31, 2025
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2024	5,840,899	$6	9,954,863	$10	252,436	$—	36,184,658	$36	$854,059	$(174,561)	$7,632	$687,182
Issuances of Series E Preferred Stock, net	—	—	—	—	—	—	—	—	(4)	—	—	(4)
Redemptions of Series E Preferred Stock, net	—	—	—	—	(800)	—	—	—	(18)	—	—	(18)
Net income	—	—	—	—	—	—	—	—	—	15,108	—	15,108
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(6,002)	—	(6,002)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(5,070)	—	(5,070)
Comprehensive loss attributable to the Company	—	—	—	—	—	—	—	—	—	—	(1,318)	(1,318)
Balance at March 31, 2025	5,840,899	$6	9,954,863	$10	251,636	$—	36,184,658	$36	$854,037	$(170,525)	$6,314	$689,878

The accompanying notes are an integral part of these condensed consolidated financial statements

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,305)	$15,108
Adjustments to reconcile net (loss) income to net provided by operating activities:
Depreciation and amortization	10,370	8,429
Impairment charge	884	—
Amortization of debt issuance costs	149	365
Straight-line rent adjustment	1,105	(738)
Amortization of deferred rent assets and liabilities, net	1,972	3,253
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	25	24
Loss from investments in unconsolidated entities	191	136
Loss (gain) on dispositions of real estate assets, net	459	(15,410)
Property and casualty loss (recovery), net	93	(137)
Changes in operating assets and liabilities:
Crop inventory	(1,913)	(1,188)
Investments in water assets	(143)	(514)
Other assets, net	3,039	1,213
Accounts payable and accrued expenses	(2,715)	(3,973)
Due to related parties, net	278	376
Other liabilities, net	(194)	(2,477)
Net cash provided by operating activities	9,295	4,467
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on existing real estate assets	(219)	(1,796)
Proceeds from dispositions of real estate assets, net	—	62,012
Net cash (used in) provided by investing activities	(219)	60,216
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	40,800	—
Repayments of lines of credit	(24,300)	(3,400)
Repayments of notes and bonds payable	(6,022)	(25,546)
Payments of financing fees	(13)	(7)
Redemption of cumulative term preferred stock	(60,375)	—
Proceeds from issuance of common equity	37,121	—
Offering costs	(374)	2
Redemptions of cumulative redeemable preferred stock	(2,716)	(18)
Dividends paid on cumulative redeemable preferred stock	(5,989)	(6,002)
Distributions paid on common stock	(5,762)	(5,070)
Net cash used in financing activities	(27,630)	(40,041)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,554)	24,642
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,177	18,275
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,623	$42,917

NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Accounts payable and accrued expenses	$428	$847
Stock offering and OP Unit issuance costs included in Accounts payable and accrued expenses	123	10
Financing fees included in Accounts payable and accrued expenses	54	22

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, including through lease structures with a variable rent component based on the gross revenues generated from certain farms in lieu of fixed base rent. From time to time, and on a temporary basis, we may also directly operate certain of our farms via management agreements with third-party operators and/or through a taxable REIT subsidiary (“TRS”). As of March 31, 2026, we owned 144 farms totaling 98,688 acres across 14 states in the U.S. and 55,649 acre-feet of water assets in California. In addition, as of March 31, 2026, two of our properties (comprising four farms) were being directly operated by us.
We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of each of March 31, 2026, and December 31, 2025, the Company owned all of the outstanding OP Units.
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and an indirect wholly-owned subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a TRS of ours. Since we currently indirectly own all of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the three months ended March 31, 2026, and for the tax year ended December 31, 2025, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2026, and as amended on April 7, 2026 (collectively, the “Form 10-K”). The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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

Reclassifications
Certain line items on the accompanying Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2025, have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity, net income, or net change in cash and cash equivalents.
Income Taxes
We have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally are not subject to federal corporate income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders and meet certain other conditions. As such, in general, as long as we qualify as a REIT, no provision for federal income taxes will be necessary, except for taxes on undistributed REIT taxable income, taxes from foreclosure property, and taxes on income generated by a TRS (such as Land Advisers), if any. During the three months ended March 31, 2025, we began directly operating two properties (consisting of four farms) that qualify as foreclosure properties under the Code and are therefore subject to corporate income taxes on any income generated.
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
Pretax income from foreclosure properties during the three months ended March 31, 2026 and 2025, was approximately $0.8 million and $0.7 million, respectively. We currently expect these properties to generate an overall tax loss for the year and, accordingly, did not record any federal or state income tax expense (current or deferred) during either of the three months ended March 31, 2026 or 2025.
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
Recently-Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” (“ASU 2024-03”). ASU 2024-03 requires public entities to disaggregate specific types of expenses, including disclosures for depreciation, intangible asset amortization, and selling expenses. The pronouncement is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Prospective application is required, and retrospective application or early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table summarizes certain information about the 144 farms we owned as of March 31, 2026 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water Assets	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,845	32,321	55,649	$807,045	$368,043
Florida	18	10,412	8,635	0	111,581	45,424
Washington	6	2,520	2,004	0	50,355	14,489
Arizona(6)	6	6,320	5,333	0	47,809	12,000
Colorado	10	31,448	24,513	0	38,011	8,770
Oregon(7)	6	898	736	0	28,920	10,349
Nebraska	7	5,223	4,949	0	19,729	9,242
Michigan	12	1,245	778	0	14,394	8,348
Texas	1	3,667	2,219	0	9,298	—
Maryland	6	987	863	0	7,811	4,018
South Carolina	3	597	447	0	3,339	2,025
Georgia	2	230	175	0	2,219	1,529
New Jersey	3	116	101	0	2,010	1,147
Delaware	1	180	140	0	1,260	645
	144	98,688	83,214	55,649	$1,143,781	$486,029
(1)Consists of the initial acquisition price (including the costs allocated to both tangible and intangible assets acquired and liabilities assumed), plus subsequent improvements and other capitalized costs associated with the properties, and adjusted for accumulated depreciation and amortization. Specifically, includes Total real estate, net and Lease intangibles, net; plus long-term water assets and related acquisition costs included in Investments in water assets; net above-market lease values, net lease incentives, and net investments in special-purpose LLCs included in Other assets, net; and less net below-market lease values and other deferred revenue included in Other liabilities, net; each as shown on the accompanying Condensed Consolidated Balance Sheets.
(2)Excludes approximately $1.8 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of March 31, 2026, this investment had a net carrying value of approximately $775,000 and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(4)Includes eight acres in which we own a leasehold interest via a ground lease with a private individual that expires in December 2040 and five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. As of March 31, 2026, these two ground leases had a net cost basis of approximately $603,000 and are included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets.
(5)Includes 48,309 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California; 7,264 surplus water credits in certain of our accounts with Westlands Water District, located in Fresno County, California; and 76 acre-feet of water stored with Belridge Water Storage District, located in Kern County, California. See Note 5, “Investments in Water Assets,” for additional information.
(6)Includes two farms consisting of 1,368 total acres and 1,221 farm acres in which we own leasehold interests via two ground leases with the State of Arizona that expire in February 2032 and February 2035, respectively. As of March 31, 2026, the aggregate net cost basis of these ground leases was zero.
(7)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of March 31, 2026, this investment had a net carrying value of approximately $4.8 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of March 31, 2026, and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Real estate:
Land and land improvements	$716,878	$717,407
Permanent plantings	345,021	345,508
Irrigation and drainage systems	170,035	170,294
Farm-related facilities	48,997	48,789
Other site improvements	15,044	15,015
Real estate, at cost	1,295,975	1,297,013
Accumulated depreciation	(208,264)	(198,261)
Total real estate, net	$1,087,711	$1,098,752
Real estate depreciation expense on these tangible assets was approximately $10.3 million and $8.3 million for the three months ended March 31, 2026, and 2025, respectively.
Intangible Assets and Liabilities

The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of March 31, 2026, and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Lease intangibles:
Leasehold interest – land	$797	$797
In-place lease values	1,744	1,744
Leasing costs	2,139	2,139
Other(1)	117	117
Lease intangibles, at cost	4,797	4,797
Accumulated amortization	(1,765)	(1,668)
Lease intangibles, net	$3,032	$3,129
(1)Other includes tenant relationships and acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $97,000 and $148,000 for the three months ended March 31, 2026, and 2025, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities (excluding those related to real estate held for sale) included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of March 31, 2026, and December 31, 2025 (dollars in thousands):

	March 31, 2026		December 31, 2025
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values(1)	$695	$(275)	$695	$(274)
Below-market lease values(2)	(1,371)	731	(1,371)	697
Lease incentives and other deferred revenue, net(3)	13,529	(3,018)	13,365	(1,012)
	$12,853	$(2,562)	$12,689	$(589)
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
For the three months ended March 31, 2026 and 2025, total amortization related to above-market lease values was approximately $1,000 and $19,000, respectively; total accretion related to below-market lease values was approximately $34,000 in each period; and total net amortization related to lease incentives and other deferred revenue, net was approximately $2.0 million and $3.3 million, respectively.
Acquisitions
We did not acquire any new farms during either of the three months ended March 31, 2026 or 2025.
Property Sales
2026 Property Sales
We did not complete any farm sales during the three months ended March 31, 2026.
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
As of March 31, 2026, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.0% and 20.5%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.
During the three months ended March 31, 2026 and 2025, we recorded an aggregate loss of approximately $191,000 and $136,000, respectively (included in Loss from investments in unconsolidated entities on our Condensed Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. As of March 31, 2026, and December 31, 2025, our combined ownership interest in the Fresno LLC and the Umatilla LLC had an aggregate carrying value of approximately $5.6 million and $5.7 million, respectively, and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Portfolio Concentrations
Credit Risk
As of March 31, 2026, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. One unrelated third-party tenant (“Tenant A”) leases seven of our farms under leases expiring in 2027, and another third-party tenant (“Tenant B”) leases six of our farms under leases expiring in 2030 or later. During the three months ended March 31, 2026, aggregate lease revenue attributable to Tenant A and Tenant B accounted for approximately $2.2 million (14.8%) and $1.9 million (12.7%), respectively, of our total lease revenue. If either Tenant A or Tenant B fails to make rental payments or elects to terminate their leases prior to their expirations (and we cannot re-lease the farms on satisfactory terms), there could be a material adverse effect on our financial performance. No other individual tenant represented greater than 10% of the total lease revenue recorded during the three months ended March 31, 2026.
Geographic Risk
Farms located in California and Florida accounted for approximately $12.1 million (81.9%) and $2.4 million (16.0%), respectively, of the total lease revenue recorded during the three months ended March 31, 2026. We seek to continue to further diversify geographically, as may be desirable or feasible. If an unexpected natural disaster (such as an earthquake, wildfire, flood, or hurricane) occurs or climate change impacts the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue our operations. To date, none of our farms have been materially impacted by natural disasters. See “—Southeastern U.S. Hurricanes” below for a discussion of damage to certain farms caused by the hurricanes that occurred in the Southeastern U.S. in September and October 2024. Besides California and Florida, no other single state accounted for more than 10.0% of the total lease revenue recorded during the three months ended March 31, 2026.
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
Impairment
We evaluate our entire portfolio each quarter for any indicators of impairment and perform an impairment analysis on those properties that have an indication of impairment. If this analysis indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. During the three months ended March 31, 2026, we recognized an impairment charge of approximately $0.9 million on one property (consisting of two farms) in St. Lucie County, Florida, to reduce the carrying value of the property to the agreed-upon purchase price pursuant to the related purchase and sale agreement. We did not record an impairment charge during the three months ended March 31, 2025.
NOTE 4. CROP INVENTORY AND CROP SALES
Crop Inventory
Through certain of our wholly-owned subsidiaries and pursuant to management agreements with third-party operators, we currently manage (i) a 2,409-acre property (consisting of two farms) in Kern County, California, including 2,293 acres of almond and pistachio orchards, and (ii) a 165-acre farm in Umatilla County, Oregon, including 135 acres of wine grape vineyards.
As of March 31, 2026, and December 31, 2025, we had incurred approximately $4.3 million and $1.7 million, respectively, of growing costs related to crops to be harvested during 2026. These costs primarily relate to irrigation, pest management, fertilization, and labor and have been capitalized as crop inventory. Crop inventory is stated at the lower of cost or net realizable value. As the related crops are harvested and sold later in 2026 and throughout 2027, the associated costs will be recognized as cost of sales. We expect to incur additional costs related to harvesting and post-harvest handling, which will likewise be expensed to the cost of sales as incurred.
Crop Sales
Revenue from the sale of crops and the related cost of sales for the three months ended March 31, 2026, are shown in the following table (dollars in thousands):

Crop sales(1)(2)	$1,749
Cost of sales(1)(3)	(158)
(1)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The majority of this revenue relates to a grower partner bonus associated with the 2025 pistachio crop, which was recognized when the amount became determinable and collectible. The related growing costs for this crop were previously expensed during the three months ended December 31, 2025.
(3)Reflective of a change in estimate, as the actual water usage during the second half of 2025 was lower than previously estimated as of December 31, 2025.
In addition, during the three months ended March 31, 2026, we completed the harvest of an orange crop remaining on a farm in St. Lucie County, Florida, following the early termination of the prior tenant’s lease. Results from this activity are included in the table above. We did not recognize any crop sales revenue or related costs during the three months ended March 31, 2025.
NOTE 5. INVESTMENTS IN WATER ASSETS
The following table sets forth the components of our investments in water assets as of March 31, 2026, and December 31, 2025 (dollars in thousands; see the description that follows for certain defined terms and additional information on each component):

	As of March 31, 2026		As of December 31, 2025
	Acre-feet	Cost Basis	Acre-feet	Cost Basis
SWSD banked water	48,309	$35,537	48,309	$35,537
WWD groundwater credits – 50/50 Program	2,660	746	2,660	746
WWD groundwater credits – Other agreements	4,604	892	4,563	884
BWSD banked water	76	15	—	—
Long-term water assets	55,649	37,190	55,532	37,167
Deferred water assets(1)	(1)	4,507	(1)	4,382
Investments in water assets(2)	55,649	$41,697	55,532	$41,549
(1)The amount of water credits to be granted under these agreements is not yet known; see “—Deferred Water Assets” below for additional information.
(2)As shown on the accompanying Condensed Consolidated Balance Sheets.
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
All banked water acquired was recognized at cost as a long-term water asset, including the subsequent cost to exercise the contracts and any administrative fees necessary to transfer the water to our banked water account.
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
To date, water delivered under these agreements have been stored in our water bank located within the WWD service area, and the resulting water credits have been recognized as a long-term water asset at cost. During the three months ended March 31, 2026 and 2025, we recognized revenue of approximately $8,000 and $0, respectively, included within Other operating revenue on our Condensed Consolidated Statements of Operations and Comprehensive Income. These amounts represent the estimated fair value of water credits received in exchange for storing water on behalf of third parties during the respective periods.
BWSD Banked Water
During the three months ended March 31, 2026, we entered into an agreement to purchase 76 acre-feet of banked water held by Belridge Water Storage District (“BWSD”), a water storage district located in Kern County, California, for approximately $15,000. This banked water was recognized at cost as a long-term water asset.
Deferred Water Assets
We have also invested in certain other programs and agreements that are expected to result in additional groundwater credits in the future; however, the amount and timing of any such credits are currently unknown and are dependent upon, and subject to, recognition by the applicable water districts in their sole discretion. The related costs are recorded in a deferred asset account (included within Investments in water assets on our Condensed Consolidated Balance Sheets) until the related net water credits become estimable and are recognized by the applicable water district, at which time such costs will be reclassified as long-term water assets (also within Investments in water assets on our Condensed Consolidated Balance Sheets).
Impairment

We evaluate our entire portfolio of water assets each quarter for any impairment indicators and perform an impairment analysis on those select water assets that have an indication of impairment. If this analysis indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. As of March 31, 2026, and December 31, 2025, we concluded that no water assets were impaired.
NOTE 6. BORROWINGS
Our borrowings as of March 31, 2026, and December 31, 2025, are summarized below (dollars in thousands):

	Carrying Value as of		As of March 31, 2026
	March 31, 2026	December 31, 2025	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Variable-rate revolving lines of credit	$16,700	$200	5.67%	12/15/2033

Notes and bonds payable:
Fixed-rate notes payable	$447,141	$453,040	2.45%–6.97%; 3.70%	10/17/2026–7/1/2051; Dec 2032
Fixed-rate bonds payable	22,189	22,312	3.13%–4.57%; 3.57%	3/13/2028–12/30/2030; March 2029
Total notes and bonds payable	469,330	475,352
Debt issuance costs – notes and bonds payable	(1,808)	(1,917)	N/A	N/A
Notes and bonds payable, net	$467,522	$473,435

Total borrowings, net	$484,222	$473,635
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of March 31, 2026, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $954.5 million. The weighted-average stated interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.81% for the three months ended March 31, 2026, as compared to 3.79% for the three months ended March 31, 2025. In addition, 2025 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 21.0% reduction (approximately 95 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage” for further discussion on interest patronage.
As of March 31, 2026, we were in compliance with all covenants applicable to the above borrowings.
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
The following table summarizes the pertinent terms of the MetLife Facility as of March 31, 2026 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		12/15/2033	$16,700	3M Term SOFR + 2.00%	(2)	$58,300
2020 MetLife Term Note	75,000	(3)	1/5/2030	34,996	2.75%, fixed through 1/4/2030	(4)	40,004
2022 MetLife Term Note	100,000	(3)	1/5/2032	—	(4)		100,000
Totals	$250,000			$51,696			$198,304
(1)Based on the properties that were pledged as collateral under the MetLife Facility, as of March 31, 2026, the maximum additional amount we could draw under the facility was approximately $61.0 million.
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
Farmer Mac Facility

Through certain subsidiaries of our Operating Partnership, we have entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation for a secured note purchase facility (the “Farmer Mac Facility”). As amended from time to time, the Farmer Mac Facility currently provides for bond issuances up to an aggregate amount of $225.0 million. Pursuant to the Bond Purchase Agreement, as further amended on June 2, 2023, we may issue new bonds under the Farmer Mac Facility through December 31, 2026, and the final maturity date for new bonds issued under the facility will be the date that is ten years from the applicable issuance date. We did not issue any new bonds under the Farmer Mac Facility during the three months ended March 31, 2026.
As of March 31, 2026, we had approximately $22.2 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit Notes Payable
From time to time since September 2014, through certain subsidiaries of our Operating Partnership, we have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with various different Farm Credit associations (collectively, “Farm Credit”). We did not enter into any new loan agreements with Farm Credit during the three months ended March 31, 2026.
Interest Patronage
Interest patronage, or refunded interest, on our borrowings from Farm Credit is generally recorded upon receipt and included in Other income in our Condensed Consolidated Statements of Operations and Comprehensive Income. Receipt of interest patronage typically occurs in the first half of the calendar year following the calendar year in which the respective interest expense is accrued. The following table provides certain information about interest patronage related to interest accrued on the Farm Credit Notes Payable during the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Amount Received	Reduction in Interest Rates (basis points)(1)
2025 Interest Patronage(2)	$1,403	95
2024 Interest Patronage(3)	1,819	101
(1)Presented as a reduction in the stated interest rates on such borrowings, shown on a weighted-average basis.
(2)Relates to interest accrued on the Farm Credit Notes Payable during calendar year 2025. The full amount was recorded in the first quarter of 2026.
(3)Relates to interest accrued on the Farm Credit Notes Payable during calendar year 2024. Of this amount, approximately $0.1 million was recorded in the third quarter of 2024, and approximately $1.7 million was recorded in the first quarter of 2025.
Interest patronage is paid at Farm Credit’s discretion, and we are therefore unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2026 on the Farm Credit Notes Payable. As of March 31, 2026, and December 31, 2025, the aggregate principal balance of the Farm Credit Notes Payable that were eligible for interest patronage was approximately $143.6 million and $144.9 million, respectively.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of March 31, 2026, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining nine months ending December 31:	2026	$11,178
For the fiscal years ending December 31:	2027	50,330
	2028	76,678
	2029	152,092
	2030	93,729
	Thereafter	85,323
		$469,330
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
As of March 31, 2026, the aggregate fair value of our notes and bonds payable was approximately $453.5 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $469.3 million. The fair value of our notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of March 31, 2026, is deemed to approximate their aggregate carrying value of $16.7 million.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the Financial Accounting Standards Board’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of March 31, 2026, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is initially recorded in Accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects. During the next 12 months, we estimate that an additional $1.3 million will be reclassified as a reduction to interest expense.
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2026, and December 31, 2025 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of March 31, 2026	4	$63,484
As of December 31, 2025	4	63,904
The following table presents the fair value of our interest rate swaps as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$4,974	$4,896
Total		$4,974	$4,896
The following table presents the amount of income (loss) recognized in comprehensive (loss) income within our condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Derivative in cash flow hedging relationship:
Interest rate swaps	$78	$(1,318)
Total	$78	$(1,318)
Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2026, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
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
On January 30, 2026, we redeemed all of our outstanding shares of Series D Term Preferred Stock at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but excluding, the redemption date. In total, we paid approximately $60.6 million for the redemption of the Series D Term Preferred Stock. Our Series D Term Preferred Stock was traded under the ticker symbol “LANDM” on Nasdaq until it was delisted on the date we redeemed all outstanding shares.
NOTE 8. RELATED-PARTY TRANSACTIONS
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by David Gladstone, our chairman, chief executive officer, and president. Mr. Gladstone also serves as a director and executive officer of each of our Adviser and Administrator. In addition, Michael LiCalsi, our chief administrative officer, co-general counsel, and co-secretary, also serves in the same roles for our Adviser and Administrator (in addition to serving as our Administrator’s president). Erich Hellmold, our co-general counsel and co-secretary, also serves in the same roles for our Adviser and Administrator. John Sateri, our chief investment officer, also serves in the same role for our Adviser.
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
Termination Fee
Pursuant to the Advisory Agreement, in the event of our termination of the agreement with our Adviser for any reason (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to three times the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination.
Administration Agreement
Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, chief valuation officer, treasurer, chief compliance officer, chief administrative officer, chief investment officer, co-general counsels and co-secretaries, and their respective staffs.
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
We did not pay any financing fees to Gladstone Securities during either of the three months ended March 31, 2026 or 2025. Through March 31, 2026, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
Dealer-Manager Agreement
We had entered into a dealer-manager agreement with Gladstone Securities (the “Dealer-Manager Agreement”), pursuant to which Gladstone Securities served as our exclusive dealer-manager in connection with the offering of our 5.00% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”), which expired on December 31, 2025.

Pursuant to the Dealer-Manager Agreement, Gladstone Securities provided certain sales, promotional, and marketing services to us in connection with the offering of the Series E Preferred Stock, and we generally paid Gladstone Securities the following:
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
No Selling Commissions or Dealer-Manager Fees were paid with respect to shares of the Series E Preferred Stock during either of the three months ended March 31, 2026 or 2025. Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities, if any, are netted against the gross proceeds received from sales of the respective securities and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Base management fee(1)(2)	$1,945	$2,058
Capital gains fee(1)(2)	—	188
Total fees to our Adviser	$1,945	$2,246

Administration fee(1)(2)	$720	$642
(1)Pursuant to the agreements with the respective related-party entities, as discussed above.
(2)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, were as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Base management fee	$1,945	$1,967
Other, net(1)	156	58
Total due to Adviser	2,101	2,025
Administration fee	720	753
Cumulative accrued but unpaid portion of prior Administration Fees(2)	301	66
Total due to Administrator	1,021	819
Total due to related parties, net(3)	$3,122	$2,844
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
NOTE 9. COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, we may be involved in legal proceedings from time to time. We are not currently subject to any material known or threatened litigation.
NOTE 10. EQUITY
Registration Statement

On March 28, 2023, we filed a universal shelf registration statement on Form S-3, as amended (File No. 333-270901), with the SEC (the “2023 Registration Statement”). The 2023 Registration Statement, which was declared effective by the SEC on April 13, 2023, and expired on April 12, 2026, permitted us to issue up to an aggregate of $1.5 billion in securities consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate or concurrent offerings of two or more securities. Through March 31, 2026, we had issued a total of 176,595 shares of Series E Preferred Stock for gross proceeds of approximately $4.4 million and 6,045,199 shares of common stock for gross proceeds of approximately $61.0 million under the 2023 Registration Statement. See Note 13, “Subsequent Events,” for information on a new universal shelf registration statement (the “2026 Registration Statement,” as defined therein) filed subsequent to March 31, 2026.
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
No shares of the Series E Preferred Stock were sold during either of the three months ended March 31, 2026 or 2025.
The following table provides information on shares of Series E Preferred Stock tendered for optional redemption and satisfied with cash payments during the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Number of shares redeemed	10,360	800
Settlement payment	$248	$18
The Series E Offering expired on December 31, 2025. Exclusive of redemptions, the Series E Offering resulted in total gross proceeds of approximately $6.3 million and net proceeds, after deducting Selling Commissions, Dealer-Manager Fees, and offering expenses payable by us, of approximately $5.7 million. In conjunction with the termination of the Series E Offering, during the three months ended December 31, 2025, we expensed approximately $547,000 of unamortized deferred offering costs.
Common Stock—At-the-Market Program
We had entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Virtu Americas LLC and Ladenburg & Co. Inc. (each a “Sales Agent”), that, as amended, permitted us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $500.0 million (the “2023 ATM Program”). The following table provides information on shares of common stock sold under the 2023 ATM Program during the three months ended March 31, 2026 (dollars in thousands, except per-share amounts):

Three Months Ended March 31,
2026
Number of shares sold	3,744,263
Weighted-average offering price per share	$9.91
Gross proceeds	$37,121
Net proceeds(1)	$36,750
(1)Net of underwriting commissions.
We did not sell any shares of common stock under the 2023 ATM Program during the three months ended March 31, 2025.
See Note 13, “Subsequent Events,” for equity issuances completed subsequent to March 31, 2026, and for information on new at-the-market agreements entered into subsequent to March 31, 2026.
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
No shares of Series B Preferred Stock or Series C Preferred Stock were repurchased under the 2024 Repurchase Program during the three months ended March 31, 2025. The following table summarizes repurchase activity under the 2025 Repurchase Program during the three months ended March 31, 2026 (dollars in thousands, except per-share amounts):

Three Months Ended March 31, 2026
Series B Preferred Stock:
Number of shares repurchased	39,122
Gross repurchase price(1)	$785
Weighted-average repurchase price per share	$20.07
Gain on repurchase(2)	$85
Series C Preferred Stock:
Number of shares repurchased	84,775
Gross repurchase price(1)	$1,683
Weighted-average repurchase price per share	$19.85
Gain on repurchase(2)	$240
(1)Inclusive of broker commissions.
(2)The gain on the repurchase of cumulative redeemable preferred stock is included within Gain on extinguishment of cumulative redeemable preferred stock, net on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
See Note 13, “Subsequent Events,” for repurchase activity completed subsequent to March 31, 2026.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of both March 31, 2026, and December 31, 2025, we owned 100.0% of the outstanding OP Units.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the three months ended March 31, 2026 and 2025 are reflected in the table below.

	Three Months Ended March 31,
Issuance	2026	2025
Series B Preferred Stock	$0.375	$0.375
Series C Preferred Stock	0.375	0.375
Series D Term Preferred Stock(1)(2)	0.104167	0.312501
Series E Term Preferred Stock	0.312501	0.312501
Common Stock	0.1401	0.1401
(1)Dividends are treated similarly to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The Series D Term Preferred Stock was redeemed in full on January 30, 2026.
NOTE 11. LEASE REVENUE
The following table sets forth the components of our lease revenue for the three months ended March 31, 2026 and 2025 (dollars in thousands, except for footnotes):

	Three Months Ended March 31,
	2026	2025
Fixed lease payments(1)	$9,559	$13,927
Variable lease payments(2)	5,236	2,876
Lease revenue, net(3)	$14,795	$16,803
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three months ended March 31, 2026 and 2025, we recorded participation rents of approximately $4.9 million and $465,000, respectively, reimbursements of certain property operating expenses by tenants of approximately $363,000 and $31,000, respectively, and late fees of approximately $3,000 and $2,000, respectively. In addition, during the three months ended March 31, 2025, we recorded a lease termination fee of approximately $2.4 million.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 12. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025, computed using the weighted average number of common shares outstanding during the respective periods.

(Dollars in thousands, except per-share amounts):	Three Months Ended March 31,
	2026	2025
Net (loss) income attributable to common stockholders	$(9,985)	$9,106
Weighted average shares of common stock outstanding – basic and diluted	40,856,330	36,184,658
(Loss) income per common share – basic and diluted	$(0.24)	$0.25
NOTE 13. SUBSEQUENT EVENTS
Farm Credit Facility
On April 27, 2026, we entered into a new revolving line of credit with Farm Credit of Central Florida, ACA (“Farm Credit CFL”) that provides for borrowings of up to $37.0 million (the “Farm Credit Facility”). The Farm Credit Facility matures on April 1, 2030, and borrowings thereunder bear interest at a variable rate equal to the prime rate less 0.50%, prior to the effect of any interest patronage. The Farm Credit Facility also includes an unused commitment fee of 0.15% per annum on the undrawn portion.
Availability under the Farm Credit Facility is subject to a maximum loan-to-value ratio of 60% of the value of the pledged collateral, and amounts owed under the Farm Credit Facility are guaranteed by us and each of our subsidiaries that owns a property pledged as collateral pursuant to the loan documents.
In connection with entering into the Farm Credit Facility, we incurred total closing costs of approximately $226,000. We do not currently have any borrowings outstanding under the Farm Credit Facility.
Registration Statement
On April 7, 2026, we filed a universal registration statement on Form S-3, as amended (File No. 333-294917), with the SEC (the “2026 Registration Statement”) to replace the 2023 Registration Statement. The 2026 Registration Statement, which was declared effective by the SEC on April 23, 2026, permits us to issue up to an aggregate of $1.0 billion in securities consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate or concurrent offerings of two or more securities.
At-the-Market Program
On April 24, 2026, we entered into equity distribution agreements with Virtu Americas LLC and Lucid Capital Markets, LLC (each a “Sales Agent”), that currently permit us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $500.0 million (the “2026 ATM Program”).
Equity Issuances

The following table provides information on equity sales that occurred subsequent to March 31, 2026 (dollars in thousands, except per-share amounts):

Type of Issuance	Number of Shares Sold	Weighted Average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
Common Stock – ATM Programs(2)	1,377,392	$10.33	$14,229	$14,056
(1)Net of underwriting discounts and commissions.
(2)Includes shares of common stock sold under the 2023 ATM Program and the 2026 ATM Program.
Repurchase Program
The following table summarizes repurchase activity under the 2025 Repurchase Program subsequent to March 31, 2026 (dollars in thousands, except per-share amounts):

Series B Preferred Stock:
Number of shares repurchased	49,877
Gross repurchase price(1)	$1,039
Weighted-average repurchase price per share	$20.83
Gain on repurchase	$71
Series C Preferred Stock:
Number of shares repurchased	121,406
Gross repurchase price(1)	$2,478
Weighted-average repurchase price per share	$20.41
Gain on repurchase	$276
(1)Inclusive of broker commissions.
Distributions
On April 14, 2026, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	April 24, 2026	April 30, 2026	$0.125
	May 20, 2026	May 29, 2026	0.125
	June 23, 2026	June 30, 2026	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	April 24, 2026	April 30, 2026	$0.125
	May 20, 2026	May 29, 2026	0.125
	June 23, 2026	June 30, 2026	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series E Preferred Stock:	April 27, 2026	May 5, 2026	$0.104167
	May 27, 2026	June 5, 2026	0.104167
	June 25, 2026	July 2, 2026	0.104167
Total Series E Preferred Stock Distributions:			$0.312501

Common Stock:	April 24, 2026	April 30, 2026	$0.0467
	May 20, 2026	May 29, 2026	0.0467
	June 23, 2026	June 30, 2026	0.0467
Total Common Stock Distributions			$0.1401

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provide,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely,” “appear,” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report, our Annual Report on Form 10-K for the year ended December 31, 2025, as amended (the “Form 10-K”), and other filings we make with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q (this “Quarterly Report”), except as required by law.
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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is primarily engaged in owning and leasing farmland, including through lease structures with a variable rent component based on the gross revenues generated from certain farms in lieu of fixed base rent. From time to time, and on a temporary basis, we may also directly operate certain of our farms via management agreements with third-party operators and/or through a taxable REIT subsidiary (“TRS”). We currently own 144 farms totaling 98,688 acres across 14 states in the U.S. and 55,649 acre-feet of water assets in California. In addition, two of our properties (consisting of four farms) are currently being directly operated.
We conduct substantially all of our activities through, and all of our properties are held, directly or indirectly, by Gladstone Land Limited Partnership (the “Operating Partnership”). Gladstone Land Corporation controls the sole general partner of the Operating Partnership and currently owns all of the units of limited partnership interest in the Operating Partnership (“OP Units”). In addition, we have elected for Gladstone Land Advisers, Inc. (“Land Advisers”), an indirect wholly-owned subsidiary of ours, to be treated as a TRS.
Gladstone Management Corporation (our “Adviser”) manages our real estate portfolio pursuant to an advisory agreement, and Gladstone Administration, LLC (our “Administrator”), provides administrative services to us pursuant to an administration agreement.  Our Adviser and our Administrator collectively employ all of our personnel and directly pay their salaries, benefits, and general expenses.
Portfolio Diversification
Our farmland portfolio currently consists of 144 farms leased to 81 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The following table summarizes the different geographic locations (by state) of our farms owned as of and during the three months ended March 31, 2026 and 2025 (dollars in thousands):

	As of and For the Three Months Ended March 31, 2026					As of and For the Three Months Ended March 31, 2025
State	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,845	35.3%	$12,121	81.9%	63	34,845	33.8%	$10,491	62.4%
Florida	18	10,412	10.5%	2,362	16.0%	20	13,090	12.7%	2,574	15.3%
Nebraska	7	5,223	5.3%	355	2.4%	7	5,223	5.1%	289	1.7%
Colorado	10	31,448	31.9%	332	2.3%	12	32,773	31.8%	667	4.0%
Michigan	12	1,245	1.3%	276	1.9%	12	1,245	1.2%	276	1.6%
Texas	1	3,667	3.7%	143	1.0%	1	3,667	3.6%	125	0.8%
Oregon	6	898	0.9%	124	0.8%	6	898	0.9%	422	2.5%
Maryland	6	987	1.0%	121	0.8%	6	987	1.0%	120	0.7%
South Carolina	3	597	0.6%	61	0.4%	3	597	0.6%	61	0.4%
Georgia	2	230	0.2%	56	0.4%	2	230	0.2%	56	0.3%
New Jersey	3	116	0.1%	34	0.2%	3	116	0.1%	34	0.2%
Delaware	1	180	0.2%	20	0.1%	1	180	0.2%	20	0.1%
North Carolina	—	—	—%	—	—%	2	310	0.3%	—	—%
Washington(2)	6	2,520	2.6%	(75)	(0.5)%	6	2,520	2.4%	1,089	6.5%
Arizona(2)	6	6,320	6.4%	(1,135)	(7.7)%	6	6,320	6.1%	579	3.5%
TOTALS	144	98,688	100.0%	$14,795	100.0%	150	103,001	100.0%	$16,803	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
(2)During the three months ended March 31, 2026, we began recognizing lease revenues from two tenants (who collectively lease eight farms—four in Arizona, three in Washington, and one in Oregon) on a cash basis. Negative revenue reflected above relates to the write-off of certain net deferred rent assets and uncollected receivables.
Leases
General
Most of our leases are on a triple-net basis, an arrangement under which, in addition to rent, the tenant is required to pay the related taxes, insurance costs, maintenance, and other operating costs. Our leases generally have original terms ranging from 3 to 10 years for farms growing row crops and 7 to 15 years for farms growing permanent crops (in each case, often with options to extend the lease further). Our lease agreements will generally include one of the following rental structures: (i) fixed base cash rents, (ii) fixed base cash rents, plus a variable component (referred to as “participation rents”) based on the gross revenues generated from the respective farms, or, to a lesser extent, (iii) no fixed base cash rents (or, in certain cases, a cash allowance to cover certain operating or capital costs), in exchange for a significantly higher share of participation rents. Fixed base cash rent is generally payable to us in advance on an annual, semi-annual, or quarterly basis, with such rent typically subject to periodic escalation clauses as set forth within the lease, while participation rent is generally payable to us annually, with the majority of it being recognized in the fourth quarter of each fiscal year.
Currently, 87 of our farms are leased on a pure, triple-net basis, 42 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, or insurance costs), 4 farms are direct-operated by us through third-party management agreements, and 8 farms are vacant. Additionally, 25 of our farms are leased under agreements that include participation rents, though such leases often include a guarantee of a minimum amount of rental income.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of March 31, 2026 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring / Expired Leased Acreage	% of Total Acreage	Lease Revenue for the Three Months Ended March 31, 2026	% of Total Lease Revenue
2026	12	16,803	17.0%	$1,976	13.4%
2027	14	13,840	14.0%	4,782	32.3%
2028	13	5,187	5.3%	1,272	8.6%
2029	8	2,590	2.6%	1,023	6.9%
2030	7	12,629	12.8%	2,454	16.6%
Thereafter	31	40,193	40.8%	3,108	21.0%
Other(2)	10	25	—%	154	1.0%
Terminated/expired leases and sold properties(3)	—	7,421	7.5%	26	0.2%
Totals	95	98,688	100.0%	$14,795	100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Primarily consists of ancillary leases (e.g., renewable energy leases; oil, gas, and mineral leases; telecommunications leases; etc.) with varying expirations on certain of our farms.
(3)Includes one lease that was renewed subsequent to March 31, 2026; see below, under “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity,” for additional information on these and certain other lease renewals.
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
Business Environment
Macroeconomic and Agricultural Market Conditions
Inflation
According to the U.S. Bureau of Labor Statistics, the Consumer Price Index (“CPI”) increased 3.3% over the 12-month period ended March 31, 2026, reflecting continued moderation from peak inflation levels observed in mid-2022. Food prices also increased at a slower rate, with the overall food category up by 2.7% over the same period. However, over the past four years, food prices have risen by 17.3%, outpacing the overall CPI increase of 14.9% and reflecting sustained longer-term inflationary pressures across many agricultural markets. In addition, the U.S. Department of Agriculture’s August 2025 Land Values Summary reported that nationwide farm real estate values increased 4.3% year-over-year, while cropland values rose 4.7%. This data indicates that farmland values have continued to appreciate, although at a more moderate pace than in prior years. While elevated input costs continue to impact farm operators, we believe these pressures are being partially offset in certain markets to the extent food prices keep pace with or exceed broader inflation trends.
Interest Rates
The Federal Reserve (the “Fed”) resumed monetary easing in late 2025, lowering the target range for the federal funds rate by a total of 75 basis points during the fourth quarter of 2025, bringing the range to 3.50% to 3.75%. The Fed maintained this target range at each of its meetings thus far in 2026, reflecting a continued data-dependent posture as inflation remained above the Fed’s longer-term 2% objective, economic uncertainty remained elevated, and geopolitical developments continued to weigh on the economic outlook. Benchmark yields have increased from early-2026 levels, with the 10-year U.S. Treasury yield recently fluctuating around 4.3% to 4.5%, compared with approximately 4.0% earlier in the year. Although borrowing costs have eased from their 2025 highs, credit availability remains selective amid tighter lending standards and softer credit demand in certain markets. As a result, while financing conditions have improved relative to a year ago, access to debt on favorable terms remains uneven and continues to limit our ability to pursue new farmland acquisitions.
Currently, over 99.9% of our borrowings bear interest at fixed rates, with a weighted-average effective interest rate of 3.41% and an average remaining term of 2.5 years. As a result, changes in market interest rates have had a minimal impact on our interest expense in recent periods, and we believe our exposure to near-term interest rate volatility is limited.
Geopolitical, Trade, and Agricultural Market Conditions

The ongoing conflict in the Middle East, together with broader trade and tariff developments, continues to contribute to uncertainty in U.S. agricultural export markets. The conflict has disrupted certain global shipping routes and contributed to increased fertilizer prices, resulting in higher input costs for many growers. However, fertilizer costs generally represent a smaller percentage of total operating costs for many of the crops grown on our farms compared to other crop types, and many growers on our farms had secured fertilizer supplies prior to recent price increases.
Certain crops grown on our farms, particularly almonds and pistachios, remain exposed to international trade conditions, as a significant portion of U.S.-produced almonds and pistachios is exported annually. However, recent market stabilization and improving demand trends have provided more favorable near-term market conditions. In contrast, crops with stronger domestic demand characteristics, including berries and vegetables, are generally less directly impacted by export market volatility, although they may still be affected by trade developments involving key North American trading partners, including Canada and Mexico.
Although international trade developments continue to influence sentiment in export-oriented crop markets, pricing for almonds and pistachios remains primarily driven by underlying supply and demand fundamentals. Final almond production for the 2025 crop year has come in below initial industry forecasts, contributing to improved pricing conditions, and almond prices have generally trended higher, resulting in price levels that are stable yet profitable for growers. In addition, production volumes on our farms exceeded our initial internal expectations.
Demand for pistachios also remains strong, particularly in international markets and for pistachio-based consumer products. Although the 2025 U.S. pistachio crop was initially expected to be a record crop, current estimates indicate production levels are likely to be more consistent with 2023 production levels. The smaller-than-expected overall crop has contributed to improved pricing conditions, with pistachio prices strengthening relative to the prior year. Production volumes on our farms also exceeded our initial internal projections.
We continue to monitor developments relating to the conflict in the Middle East, tariffs, and broader trade policy closely, although the ultimate impact on crop pricing, export demand, and grower economics remains uncertain. Prolonged disruptions to export markets could adversely affect lease structures and participation rent levels on certain farms. In addition, significant increases in tariffs or unfavorable trade conditions affecting almonds or pistachios could require us to allocate additional capital to support crop production under certain lease agreements in exchange for higher participation rents.
Another factor impacting export demand is the strength of the U.S. dollar. A weaker dollar generally improves the competitiveness of U.S. agricultural exports and may partially offset certain adverse effects of tariffs and trade-related constraints.
California Water Outlook
The 2025-2026 water year is approaching the end of its wet season, and current conditions reflect extremely low snowpack but generally average or better overall precipitation across much of the state. While the season began with above-average precipitation, drier and warmer conditions during the latter portion of the winter significantly reduced snowpack levels across the Sierra Nevada. However, reservoir storage levels remain well above historical norms, reflecting strong carryover storage following multiple years of average or above-average precipitation. As of early May 2026, less than 5% of the state was subject to a drought designation, supporting relatively stable near-term surface water supply conditions. Current expectations are that surface water allocations for the 2025-2026 water year will range from approximately 25% to 40%, subject to late-season hydrological conditions and regulatory requirements.
Sustained wet conditions in recent years have benefited our permanent crop assets by supporting groundwater recharge and improving root zone moisture content. To date, we have not observed any significant water-related stress in our permanent plantings, which appear healthy and in good condition entering the 2026 growing season. Meanwhile, the ongoing phased implementation of California’s Sustainable Groundwater Management Act (“SGMA”) continues to impose groundwater pumping restrictions across the state. In response, we are evaluating and participating in supplemental water initiatives intended to mitigate the impact of SGMA-related curtailments, including floodwater capture and storage projects, voluntary fallowing programs, and targeted investments in water infrastructure designed to support long-term access to reliable water supplies. Periods of surplus surface water may also increase the availability of lower-cost water supplies from certain water purveyors, and we continue to monitor such opportunities as part of our long-term water strategy. Based on current conditions, we believe our farms are generally well-positioned for the 2026 growing season with respect to both groundwater and surface water availability.
Recent Developments
Portfolio Activity—Existing Properties

Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since January 1, 2026, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
CA, CO, & FL	3	5,279	$1,485	0	1 / 1 / 1	$682	1.3	1	0 / 3 / 0
(1)In connection with certain new leases, we committed to provide cash allowances or capital for certain operations and improvements on these farms, which are excluded in the figures above. See Note 3, “Real Estate and Intangible Assets—Intangible Assets and Liabilities,” within the accompanying notes to our condensed consolidated financial statements and “Liquidity and Capital Resources—Operating Commitments and Obligations—Operating Obligations” below for additional information on these and other commitments.
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
Crop Sales and Cost of Sales
Pursuant to management agreements with third-party operators, we currently manage (i) a 2,409-acre property (consisting of two farms) in Kern County, California, including 2,293 acres of bearing almond and pistachio orchards, and (ii) a 165-acre farm in Umatilla County, Oregon, including 135 acres of wine grape vineyards.
Revenue from the sale of crops and the related cost of sales for the three months ended March 31, 2026, are shown in the following table (dollars in thousands):

Crop sales(1)(2)	$1,749
Cost of sales(1)(3)	(158)
(1)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The majority of this revenue relates to a grower partner bonus associated with the 2025 pistachio crop, which was recognized when the amount became determinable and collectible. The related growing costs for this crop were previously expensed during the three months ended December 31, 2025.
(3)Reflective of a change in estimate, as the actual water usage during the second half of 2025 was lower than previously estimated as of December 31, 2025.
In addition, during the three months ended March 31, 2026, we completed the harvest of an orange crop remaining on a farm in St. Lucie County, Florida, following the early termination of the prior tenant’s lease. Results from this activity are included in the table above. We did not recognize any crop sales revenue or related costs during the three months ended March 31, 2025.
Impairment
During the three months ended March 31, 2026, we recognized an impairment charge of approximately $884,000 on one property (consisting of two farms) in St. Lucie County, Florida, due to the estimated fair value being lower than the carrying value.
Vacant, Direct-operated, and Non-accrual Properties
We currently have 8 farms that are wholly or partially vacant, 4 farms that are being direct-operated through third-party management agreements, and 11 farms leased to four tenants for which lease revenue is being recognized on a cash basis due to concerns regarding the collectibility of the remaining contractual lease payments.
For the three months ended March 31, 2026, we recognized approximately ($2.1) million of lease revenue related to these farms (primarily due to the reversal of previously recognized straight-line rent associated with certain tenants that were placed on non-accrual status during the quarter) and approximately $1.9 million of net profits from crop sales (see above, under “—Crop Sales and Cost of Sales”), compared to approximately $5.0 million of lease revenue for the prior-year period, which included an early lease termination fee of approximately $2.4 million.
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
Financing Activity

Debt Activity
Term Preferred Stock
On January 30, 2026, we redeemed all of our outstanding shares of our 5.00% Series D Cumulative Term Preferred Stock, par value $0.001 per share (the “Series D Term Preferred Stock”) at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but excluding, the redemption date. In total, we paid approximately $60.6 million for the redemption of the Series D Term Preferred Stock, which we delisted from Nasdaq on the date we redeemed all outstanding shares.
Farm Credit Facility
On April 27, 2026, we entered into a new revolving line of credit with Farm Credit of Central Florida, ACA (“Farm Credit CFL”) that provides for borrowings of up to $37.0 million (the “Farm Credit Facility”). The Farm Credit Facility matures on April 1, 2030, and borrowings thereunder bear interest at a variable rate equal to the prime rate less 0.50%, prior to the effect of any interest patronage. The Farm Credit Facility also includes an unused commitment fee of 0.15% per annum on the undrawn portion.
Availability under the Farm Credit Facility is subject to a maximum loan-to-value ratio of 60% of the value of the pledged collateral, and amounts owed under the Farm Credit Facility are guaranteed by us and each of our subsidiaries that owns a property pledged as collateral pursuant to the loan documents.
In connection with entering into the Farm Credit Facility, we incurred total closing costs of approximately $226,000. We do not currently have any borrowings outstanding under the Farm Credit Facility.
Equity Activity
Registration Statement
On April 7, 2026, we filed a universal registration statement on Form S-3, as amended (File No. 333-294917), with the SEC (the “2026 Registration Statement”) to replace our prior universal registration statement. The 2026 Registration Statement, which was declared effective by the SEC on April 23, 2026, permits us to issue up to an aggregate of $1.0 billion in securities consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate or concurrent offerings of two or more securities.
Common Stock—At-the-Market-Program
On April 24, 2026, we entered into equity distribution agreements with Virtu Americas LLC and Lucid Capital Markets, LLC (each a “Sales Agent”), that currently permit us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $500.0 million (the “2026 ATM Program”). The 2026 ATM Program replaced the 2023 ATM Program (as defined in Note 10, “Equity,” within the accompanying notes to our condensed consolidated financial statements).
The following table summarizes the activity under the ATM Programs (including shares of common stock sold under both the 2023 ATM Program and the 2026 ATM Program) from January 1, 2026, through the date of this filing (dollars in thousands, except per-share amounts):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
5,121,655	$10.03	$51,350	$50,806
(1)Net of underwriting commissions.
Repurchase Program
On July 11, 2025, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our 6.00% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) and up to $35.0 million of our 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) (collectively, the “2025 Repurchase Program”).
The following table summarizes repurchase activity under the 2025 Repurchase Program from January 1, 2026, through the date of this filing (dollars in thousands, except per-share amounts):

Series B Preferred Stock:
Number of shares repurchased	88,999
Gross repurchase price(1)	$1,824
Weighted-average repurchase price per share	$20.49
Gain on repurchase	$156
Series C Preferred Stock:
Number of shares repurchased	206,181
Gross repurchase price(1)	$4,161
Weighted-average repurchase price per share	$20.18
Gain on repurchase	$516
(1)Inclusive of broker commissions.
See Note 10, “Equity,” within the accompanying notes to our condensed consolidated financial statements for further discussion on the 2025 Repurchase Program.
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
Advisory Agreement
Pursuant to the Advisory Agreement, our Adviser is compensated in the form of a base management fee and, each as applicable, an incentive fee, a capital gains fee, and a termination fee. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally-managed REITs. The base management and incentive fees are described below. For information on the termination fee, refer to Note 8, “Related-Party Transactions—Our Adviser and Administrator—Advisory Agreement,” within the accompanying notes to our condensed consolidated financial statements.
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
Administration Agreement
Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, chief valuation officer, treasurer, chief compliance officer, chief administrative officer, chief investment officer, co-general counsels and co-secretaries, and their respective staffs. Our allocable portion of the Administrator’s expenses is generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under similar contractual agreements.
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2026.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses, same-property basis represents properties we owned for the entirety of the respective comparative periods presented.
With regard to the comparison between the three months ended March 31, 2026 and 2025:
•We owned 144 farms as of March 31, 2026, that are considered our same-property portfolio. Same-property occupancy (based on farmable acres and including farms that were direct-operated or on non-accrual status) decreased approximately 1.0% to 94.9% as of March 31, 2026, compared to 95.9% as of March 31, 2025.
◦Included within our same-property portfolio are farms that were wholly or partially vacant, direct-operated, or on non-accrual status during all or a portion of the periods presented. For all or a portion of the three months ended March 31, 2026, we had 26 farms that were vacant, direct-operated, or on non-accrual status, as compared to 15 farms in the prior-year period.
•From January 1, 2025, through March 31, 2026, we did not acquire any new farms and disposed of 13 farms.
A comparison of results of components comprising our operating income for the three months ended March 31, 2026 and 2025 is below (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$9,559	$13,927	$(4,368)	(31.4)%
Variable lease payments – participation rents	4,870	465	4,405	947.3%
Variable lease payments – tenant reimbursements and other	366	2,411	(2,045)	(84.8)%
Total lease revenue	14,795	16,803	(2,008)	(12.0)%
Crop Sales	1,749	—	1,749	NM
Other operating revenue	8	1	7	700.0%
Total operating revenues	16,552	16,804	(252)	(1.5)%
Operating expenses:
Depreciation and amortization	10,370	8,429	1,941	23.0%
Property operating expenses	2,117	1,128	989	87.7%
Cost of sales	(158)	—	(158)	NM
Base management and capital gains fees	1,945	2,246	(301)	(13.4)%
Administration fee	720	642	78	12.1%
General and administrative expenses	723	682	41	6.0%
Impairment charge	884	—	884	NM
Total operating expenses	16,601	13,127	3,474	26.5%
Operating income	$(49)	$3,677	$(3,726)	(101.3)%
NM = Not Meaningful
Operating Revenues
Lease revenue
The following table provides a summary of our lease revenue during the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Same-property basis:
Fixed lease payments	$9,532	$13,526	$(3,994)	(29.5)%
Participation rents	4,870	465	4,405	947.3%
Lease termination and other income	3	2,380	(2,377)	NM
Total – Same-property basis	14,405	16,371	(1,966)	(12.0)%
Properties acquired or disposed of:
Fixed lease payments	27	401	(374)	(93.3)%
Total – Properties acquired or disposed of	27	401	(374)	(93.3)%
Tenant reimbursements and other(1)	363	31	332	1,071.0%
Total Lease revenues	$14,795	$16,803	$(2,008)	(12.0)%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts are also recorded as property operating expenses during the respective periods.
Same-property Basis – 2026 compared to 2025
Lease revenues from fixed lease payments decreased primarily due to certain farms that were vacant, direct-operated, or for which lease revenue was recognized on a cash basis (rather than a straight-line basis) due to full collectability of future rental payments not being considered probable as a result of tenant credit issues. One property (consisting of two farms) that was direct-operated during the current-year period (see “—Crop Sales and Cost of Sales” below for further discussion) was leased for the majority of the prior-year period. In addition, during the three months ended March 31, 2026, we began recognizing lease revenues from two tenants (who collectively lease eight farms) on a cash basis.
The increase in lease revenues from participation rents was primarily attributable to a grower partner bonus associated with the 2025 pistachio crop, which was recognized when the amount became determinable and collectible.

During the three months ended March 31, 2025, we received a lease termination payment from an outgoing tenant who leased three of our farms. After applying a portion of the amount towards certain outstanding receivables owed by the same tenant, we recognized additional lease revenue of approximately $2.4 million upon receipt.
Other – 2026 compared to 2025
Lease revenue from properties acquired or disposed of decreased due to the sale of 13 farms subsequent to December 31, 2024.
The fluctuations in tenant reimbursement and other revenue are primarily driven by payments made by certain tenants on our behalf (pursuant to the lease agreements) to unconsolidated entities of ours that convey water to the respective properties. As such, the timing of tenant reimbursement revenue fluctuates as payments are made by our tenants. Amounts recorded during the current-year period included increased reimbursements from certain tenants for costs to deliver water to their farms via a pipeline owned by an unconsolidated entity of ours.
Crop Sales and Cost of Sales
Revenue from the sale of crops and the related cost of sales for the three months ended March 31, 2026, are shown in the following table (dollars in thousands):

Crop sales(1)(2)	$1,749
Cost of sales(1)(3)	(158)
(1)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The majority of this revenue relates to a grower partner bonus associated with the 2025 pistachio crop, which was recognized when the amount became determinable and collectible. The related growing costs for this crop were previously expensed during the three months ended December 31, 2025.
(3)Reflective of a change in estimate, as the actual water usage during the second half of 2025 was lower than previously estimated as of December 31, 2025.
See Note 4, “Crop Inventory and Crop Sales,” within the accompanying notes to our condensed consolidated financial statements for additional information.
Other Operating Revenue
Other operating revenue consists of non-lease revenue generated as a result of activities performed on certain of our properties. In connection with the transfer and storing of surplus water on behalf of a third party using a groundwater recharge facility constructed on one of our farms, we recognized non-cash revenue of approximately $8,000 during the three months ended March 31, 2026. See Note 5, “Investments in Water Assets,” within the accompanying notes to our condensed consolidated financial statements for further discussion.
Operating Expenses
Depreciation and amortization
Depreciation and amortization expense increased primarily due to the acceleration of depreciation associated with certain permanent plantings (as a result of shortened useful lives) during the three months ended March 31, 2026, as well as additional depreciation related to capital improvements made on certain of our farms. The increase was partially offset by a lower depreciation resulting from the disposition of certain assets, including the sale of 13 farms subsequent to December 31, 2024.
Property operating expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expenses, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property operating expenses recorded during the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Same-property basis	$1,734	$1,054	$680	64.5%
Properties acquired or disposed of	10	37	(27)	(73.0)%
Tenant-reimbursed property operating expenses(1)	373	37	336	908.1%
Total Property operating expenses	$2,117	$1,128	$989	87.7%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.
Same-property Basis – 2026 compared to 2025
Property operating expenses increased primarily due to costs incurred to provide supplemental water in accordance with a lease obligation on one of our farms and higher legal expenses related to protecting water rights on certain farms in California. The increase was also attributable to additional costs associated with certain farms that were vacant, direct-operated, or on non-accrual status, including property taxes and other operating expenses for which prior tenants had previously been responsible.
Other – 2026 compared to 2025
Property operating expenses on properties acquired or disposed of decreased due to the sale of 13 farms subsequent to December 31, 2024.
The fluctuations in tenant-reimbursed property operating expenses are primarily driven by miscellaneous property operating costs incurred by us in connection with our ownership interests in certain unconsolidated entities, for which our tenants are contractually obligated to reimburse us under the terms of the respective leases. Such expenses will fluctuate commensurate with the timing and amount of miscellaneous operating costs incurred by the underlying entities. Amounts recorded during the current-year period included additional costs to deliver water to certain of our farms via a pipeline owned by an unconsolidated entity of ours, which costs were reimbursed to us by our tenants.
Related-Party Fees
The following table provides the calculations of the base management, incentive, and capital gains fees (as applicable) due to our Adviser pursuant to the Advisory Agreement for the three months ended March 31, 2026 and 2025 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 8, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

	Quarter Ended	Year to Date
	March 31
2026 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,297,013
Quarterly rate	0.150%
Base management fee(3)	$1,945	$1,945

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$304,141

First hurdle quarterly rate	1.750%
First hurdle threshold	$5,322

Second hurdle quarterly rate	2.1875%
Second hurdle threshold	$6,653

Pre-Incentive Fee FFO(1)	$1,787

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—
Total Incentive fee(3)	$—	$—

Total fees due to Adviser	$1,945	$1,945

2025 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,372,260
Quarterly rate	0.150%
Base management fee(3)	$2,058	$2,058

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$318,209

First hurdle quarterly rate	1.750%
First hurdle threshold	$5,569

Second hurdle quarterly rate	2.1875%
Second hurdle threshold	$6,961

Pre-Incentive Fee FFO(1)	$2,139

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—
Total Incentive fee(3)	$—	$—

Capital Gains Fee:
Aggregate net realized capital gains(1)	$5,443
Capital gains fee rate	15.0%
Cumulative capital gains fee	$816
Less capital gains fees recorded in prior periods(4)	$(628)
Total Capital Gains Fee(3)(5)	$188	$188

Total fees due to Adviser	$2,246	$2,246
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
(5)The capital gains fee is due annually in arrears and is subject to further adjustment through the end of each fiscal year.
The base management fee decreased primarily due to the disposition of 13 farms since December 31, 2024.
No incentive fee was earned by our Adviser during either of the three months ended March 31, 2026 or 2025, as our Pre-Incentive Fee FFO did not exceed the required hurdle rate in either period.
Our Adviser earned a capital gains fee during the three months ended March 31, 2025, driven by gains recognized on the sale of certain farms completed during the quarter. The capital gains fee, net of any credits that may be granted by our Adviser, is due in arrears at the end of each fiscal year and is subject to further adjustment through the end of each fiscal year as additional assets are disposed of.
The changes in the administration fee were driven by our relative utilization of our Administrator’s resources compared with affiliated companies also serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, overhead insurance, acquisition-related costs for investment opportunities no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased for the three months ended March 31, 2026, primarily due to higher professional fees.
During the three months ended March 31, 2026, we recognized an impairment charge of approximately $884,000 on one property (encompassing two farms) located in St. Lucie County, Florida, due to the estimated fair value being lower than the carrying value.
A comparison of results of other components contributing to net (loss) income attributable to common stockholders for the three months ended March 31, 2026 and 2025 is below (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating income	$(49)	$3,677	$(3,726)	(101.3)%
Other income (expense):
Other income	1,455	1,952	(497)	(25.5)%
Interest expense	(4,725)	(5,177)	452	(8.7)%
Dividends declared on cumulative term preferred stock	(243)	(755)	512	(67.8)%
(Loss) gain on dispositions of real estate assets, net	(459)	15,410	(15,869)	(103.0)%
Property and casualty (loss) recovery, net	(93)	137	(230)	(167.9)%
Loss from investments in unconsolidated entities	(191)	(136)	(55)	40.4%
Total other (expense) income, net	(4,256)	11,431	(15,687)	(137.2)%
Net (loss) income	(4,305)	15,108	(19,413)	(128.5)%
Aggregate dividends declared on and gain recognized on extinguishment of cumulative redeemable preferred stock, net	(5,680)	(6,002)	322	(5.4)%
Net (loss) income attributable to common stockholders	$(9,985)	$9,106	$(19,091)	(209.7)%
NM = Not Meaningful
Other Income (Expense)
Other income generally consists of interest patronage received from Farm Credit (as defined in Note 6, “Borrowings—Farm Credit Notes Payable,” in the accompanying notes to our condensed consolidated financial statements) and interest earned on short-term investments. Other income decreased primarily due to lower interest patronage received from Farm Credit (driven by reduced borrowings) and a decrease in interest earned on short-term investments.
During the three months ended March 31, 2026, we recorded approximately $1.4 million of interest patronage from Farm Credit related to interest accrued during 2025, as compared to approximately $1.7 million of interest patronage recorded during the prior-year period that related to interest accrued during 2024. In total, 2025 interest patronage resulted in a 21.0% reduction (approximately 95 basis points) to the interest rate of such borrowings.
Interest expense decreased primarily due to reduced overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our cumulative term preferred stock) outstanding for the three months ended March 31, 2026, was approximately $480.1 million, as compared to approximately $507.8 million for the prior-year period. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the weighted-average interest rate charged on our aggregate borrowings for the three months ended March 31, 2026, was 3.81%, as compared to 3.79% for the prior-year period.
During the three months ended March 31, 2026, we paid aggregate distributions on the Series D Term Preferred Stock of approximately $243,000, as compared to approximately $755,000 for the prior-year period. The Series D Term Preferred Stock was redeemed in full on January 30, 2026.
During the three months ended March 31, 2026, we recorded a net capital loss, driven by the removal of permanent plantings and the disposal of irrigation and other improvements on certain of our farms. During the three months ended March 31, 2025, we recorded a net capital gain, driven by the sale of three properties (encompassing seven farms), which, after accounting for closing costs, resulted in an aggregate net gain of approximately $15.8 million, partially offset by losses related to the disposal of permanent plantings and other improvements on certain farms.
The property and casualty loss recorded during the three months ended March 31, 2026, was the result of freeze damage to a portion of an orange grove in Florida. The property and casualty recovery recorded during the three months ended March 31, 2025, was the result of an adjustment to the original property and casualty loss recorded during the year ended December 31, 2024, due to damage caused to certain permanent plantings on a farm in Georgia due to Hurricane Helene. After further inspection of the property, it was determined that the damage was not as extensive as originally estimated, resulting in an adjustment to our original estimate.
During the three months ended March 31, 2026, we recognized a loss from investments in unconsolidated entities of ours that convey water to certain of our farms of approximately $191,000, as compared to $136,000 for the prior-year period. The fluctuations in revenue and expense attributable to these unconsolidated entities is primarily driven by miscellaneous property operating costs incurred by these unconsolidated entities and the respective properties’ reimbursements of such costs incurred.
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under various credit facilities), and issuances of additional equity securities. Our current available liquidity is approximately $149.0 million, consisting of approximately $10.7 million in cash on hand and, based on the current level of collateral pledged, approximately $138.3 million of availability under various credit facilities (subject to compliance with covenants). In addition, we currently have certain properties recently valued at a total of approximately $112.0 million that are unencumbered and eligible to be pledged as collateral.
Over 99.9% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.41% for another 2.5 years. In addition, the weighted-average remaining term of our notes and bonds payable is approximately 6.4 years. As such, with respect to our current borrowings, we have experienced minimal impact from increased interest rates in recent years, and we believe we are well-protected against a prolonged high rate environment. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near- and long-term debt obligations and operating expenses.
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
In the near term, we believe that our current and short-term cash resources will be sufficient to service our debt, fund our operating costs, pay dividends on our currently-designated preferred securities, and fund our distributions to common stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including capacity under current lines of credit, long-term mortgage indebtedness and bond issuances, future equity issuances (including, but not limited to, OP Units through our Operating Partnership as consideration for future acquisitions and shares of common stock through our 2026 ATM Program), and other secured and unsecured borrowings.
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
Operating Commitments and Obligations
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as of March 31, 2026 (dollars in thousands):

Farm Location(s)	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Net Amount Expended or Accrued as of March 31, 2026
Hartley, TX	2,219	$1,300	(2)	Q4 2030	$1,190
Franklin & Grant, WA, & Umatilla, OR	1,126	4,447	(2)	Q4 2032	3,494
Wicomico & Caroline, MD, and Sussex, DE	833	155		Q3 2034	47
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
In connection with certain farms acquired through a leasehold interest, we assumed certain ground lease arrangements under which we are the lessee. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of March 31, 2026, are as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining nine months ending December 31:	2026	40
For the fiscal years ending December 31:	2027	100
	2028	100
	2029	100
	2030	100
	Thereafter	658
Total undiscounted lease payments		1,098
Less: imputed interest		(388)
Present value of lease payments		$710
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income) of approximately $26,000 for each of the three months ended March 31, 2026 and 2025.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net change in cash from:
Operating activities	$9,295	$4,467	$4,828	108.1%
Investing activities	(219)	60,216	(60,435)	(100.4)%
Financing activities	(27,630)	(40,041)	12,411	(31.0)%
Net change in Cash and cash equivalents	$(18,554)	$24,642	$(43,196)	(175.3)%
Operating Activities
The majority of cash from operating activities is generated from the rental payments we receive from tenants, which is first used to fund our property-level operating expenses (including growing costs on direct-operated farms), with any excess cash being primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses.
Cash from operating activities increased primarily due to higher cash receipts from participation rents and crop sales, as well as a decrease in certain cash allowances paid to tenants in the current year (which were paid in exchange for increasing the participation rent components in the leases) and lower interest payments made. These increases were partially offset by the receipt of a termination fee from an outgoing tenant on three of our farms recognized in the prior year.
Investing Activities
The change in cash from investing activities was primarily due to proceeds received from the sale certain farms in Florida and Nebraska in the prior year, whereas we did not sell any farms during the three months ended March 31, 2026.
Financing Activities
The change in cash from financing activities was primarily due to the full redemption of our Series D Term Preferred Stock in January 2026 for approximately $60.4 million, partially offset by an increase in aggregate net borrowings of approximately $39.4 million and an increase in net proceeds received from common stock issuances of approximately $36.7 million.

Debt Capital
MetLife Facility
As amended, our credit facility with MetLife currently consists of $75.0 million of revolving equity lines of credit and an aggregate of $175.0 million of term notes (the “MetLife Facility”). We currently have $0.2 million outstanding under the lines of credit and approximately $35.0 million outstanding on the term notes. While $214.8 million of the full commitment amount under the MetLife Facility remains undrawn, based on the level of collateral pledged, we currently have approximately $89.3 million of availability under the MetLife Facility. The revolving equity lines of credit mature on December 15, 2033, and the draw period for both term notes expires on December 31, 2026, after which MetLife has no obligation to disburse any additional undrawn funds under the term notes.
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
Farm Credit Facility
Our revolving line of credit with Farm Credit CFL provides for borrowings of up to $37.0 million and matures on April 1, 2030. We currently have no amounts outstanding under the Farm Credit Facility, and, based on the current level of collateral pledged, the full $37.0 million remains available to us.
Other Lenders
We have established borrowing relationships with several other agricultural lenders and continue to seek additional relationships with new lenders. Accordingly, we expect to enter into additional borrowing arrangements with both existing and new lenders, including in connection with currently unencumbered farms and potential future acquisitions.
Equity Capital
Our 2026 Registration Statement, which expires on April 22, 2029, permits us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate or concurrent offerings of two or more of such securities. To date, we have issued approximately $3.0 million of common stock under the 2026 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have any material off-balance sheet arrangements.
NON-GAAP FINANCIAL INFORMATION
Funds from Operations, Core Funds from Operations, and Adjusted Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) developed funds from operations (“FFO”) as a relative non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis as determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We further present core FFO (“CFFO”) and adjusted FFO (“AFFO”), each as described below, as additional non-GAAP financial measures of our operational performance, as we believe both CFFO and AFFO improve comparability on a period-over-period basis and are more useful supplemental metrics for investors to use in assessing our operational performance on a more sustainable basis than FFO. We believe that these additional performance metrics, along with the most directly-comparable GAAP measure, provide investors with helpful insight regarding how management measures our ongoing performance, as each of CFFO and AFFO (and their respective per-share amounts) are used by management and our Board of Directors, as appropriate, in assessing overall performance, as well as in certain decision-making analysis, including, but not limited to, the timing of acquisitions and potential equity raises (and the type of securities to offer in any such equity raises), the determination of any fee credits, and declarations of distributions on our common stock. The non-GAAP financial measures presented herein have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results calculated in accordance with GAAP. We believe that net income is the most directly-comparable GAAP measure to each of FFO, CFFO, and AFFO.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three months ended March 31, 2026 and 2025 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and, if and when outstanding, OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended March 31,
	2026	2025
Net (loss) income	$(4,305)	$15,108
Less: Aggregate dividends declared on and gains on or charges related to extinguishment of cumulative redeemable preferred stock, net(1)	(5,680)	(6,002)
Net (loss) income attributable to common stockholders	$(9,985)	$9,106
Plus: Real estate and intangible depreciation and amortization	10,370	8,429
Plus (less): Losses (gains) on dispositions of real estate assets, net	459	(15,410)
Plus: Impairment charges	884	—
Adjustments for unconsolidated entities(2)	59	14
FFO available to common stockholders	$1,787	$2,139
Plus: Acquisition- and disposition-related expenses, net	30	21
Plus: Other nonrecurring charges, net(3)	126	173
CFFO available to common stockholders	$1,943	$2,333
Net rent adjustment	1,196	(792)
Plus: Amortization of debt issuance costs	149	365
(Less) plus: Other non-cash (receipts) charges, net(4)	(184)	129
AFFO available to common stockholders	$3,104	$2,035

Weighted-average shares of common stock outstanding—basic and diluted	40,856,330	36,184,658

FFO per weighted-average common share—basic and diluted	$0.04	$0.06
CFFO per weighted-average common share—basic and diluted	$0.05	$0.06
AFFO per weighted-average common share—basic and diluted	$0.08	$0.06

Distributions declared per common share	$0.14	$0.14
(1)Includes (i) cash dividends paid on our cumulative redeemable preferred stock and (ii) the net gain (loss) recognized as a result of shares of cumulative redeemable preferred stock that were redeemed during the respective periods.
(2)Represents our pro-rata share of depreciation expense recorded in unconsolidated entities during the respective periods.
(3)Consists primarily of (i) net property and casualty losses (recoveries) recorded and the cost of related repairs expensed as a result of damage to improvements on certain of our farms caused by certain non-recurring events, (ii) one-time legal costs incurred related to certain corporate organizational matters, (iii) costs incurred during the three months ended March 31, 2026, related to the redemption of our Series D Term Preferred Stock, and (iv) for 2025 only, the capital gains fee recorded during the three months ended March 31, 2025.
(4)Consists of (i) the net (gain) loss recognized as a result of shares of cumulative redeemable preferred stock that were redeemed, which were non-cash (gains) charges, (ii) our remaining pro-rata share of (income) loss recorded from investments in unconsolidated entities, and (iii) (less) plus net non-cash (income) expense recorded as a result of additional water assets (received) used in certain transactions.

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
Currently, over 99.9% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate (after interest patronage) of 3.41% for another 2.5 years. As such, with respect to our current borrowings, we believe fluctuations in interest rates would have a minimal impact on our net income. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. As of March 31, 2026, the fair value of our fixed-rate borrowings outstanding was approximately $453.5 million.
The following table summarizes the hypothetical change in fair value of our fixed-rate borrowings at March 31, 2026, if market interest rates had been one or two percentage points lower or higher than those rates in place as of March 31, 2026 (dollars in thousands):

Change in Market Interest Rates	Carrying Value(1)	Fair Value	Difference
2% decrease	$469,330	$466,974	$(2,356)
1% decrease	469,330	460,122	(9,208)
No change	469,330	453,543	(15,787)
1% increase	469,330	447,241	(22,089)
2% increase	469,330	441,183	(28,147)
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
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of our business, we may be involved in various legal proceedings from time to time which we may not consider material. We are not currently subject to any material legal proceedings, nor, to our knowledge, are any such material legal proceedings threatened against us.

Item 1A.	Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2025. The risks previously disclosed in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, financial condition, and/or operating results in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On July 11, 2025, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our Series B Preferred Stock and up to $35.0 million of our Series C Preferred Stock under the 2025 Repurchase Program. The Board’s authorization of the 2025 Repurchase Program may be suspended or discontinued at any time, does not obligate us to acquire any particular amount of securities, and expires on July 10, 2026. Under the 2025 Repurchase Program, repurchases are intended to be implemented through open market transactions on U.S. exchanges and/or in privately-negotiated transactions facilitated by a third-party broker acting as agent for us in accordance with applicable securities laws. Any repurchases will be made during applicable trading window periods or pursuant to applicable Rule 10b5-1 trading plans.
The following table provides information with respect to our purchases of our Series B Preferred Stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2026	—	$—	—	$20,000,000
February 2026	—	—	—	20,000,000
March 2026	39,122	20.07	39,122	19,214,891
Total	39,122	$20.07	39,122	$19,214,891
(1)Excludes commissions and transaction costs.
The following table provides information with respect to our purchases of our Series C Preferred Stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2026	—	$—	—	$35,000,000
February 2026	—	—	—	35,000,000
March 2026	84,775	19.85	84,775	33,317,336
Total	84,775	$19.85	84,775	$33,317,336
(1)Excludes commissions and transaction costs.

See Note 10, “Equity—Repurchase Program,” within the accompanying notes to our condensed consolidated financial statements for additional information regarding our 2025 Repurchase Program.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
None. Without limiting the generality of the foregoing, during the three months ended March 31, 2026, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

3.5	Articles Supplementary, incorporated by reference to Exhibit 3.7 to the Quarterly Report on Form 10-Q (File No. 001-35795), filed on May 12, 2021.
3.6	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on November 9, 2022.
3.7
Articles Supplementary for 5.00% Series E Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35795), filed on November 9, 2022.

3.8	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 the Registration Statement on Form S-11 (File No. 333-183965), filed on November 15, 2012.
3.9	First Amendment to Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on October 10, 2023.
3.10	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35795), filed on March 13, 2026).
3.11	Certificate of Correction (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35795), filed on April 7, 2026).
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

4.6	Form of Indenture, incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (File No. 333-294917), filed on April 7, 2026.
10.1
Equity Distribution Agreement dated April 24, 2026, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Virtu Americas LLC, incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-35795), filed on April 24, 2026.

10.2
Equity Distribution Agreement, dated April 24, 2026, by and among Gladstone Land Corporation, Gladstone Land Limited Partnership, and Lucid Capital Markets, LLC incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-35795), filed on April 24, 2026.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2026 and 2025; (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2026 and 2025; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: May 11, 2026	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: May 11, 2026	By:	/s/ David Gladstone
David Gladstone
President, Chief Executive Officer, and Chairman of the Board of Directors