Form 10-Q
period 2026-06-30
GLADSTONE LAND Corp
filed 2026-08-11
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 10, 2026, was 43,136,573.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2026

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Real estate, at cost	$1,287,071	$1,297,013
Less: accumulated depreciation	(214,738)	(198,261)
Total real estate, net	1,072,333	1,098,752
Lease intangibles, net	2,934	3,129
Real estate and related assets held for sale, net	3,143	—
Cash and cash equivalents	22,551	27,177
Crop inventory	6,534	1,663
Investments in water assets	41,713	41,549
Other assets, net	42,988	66,902
TOTAL ASSETS	$1,192,196	$1,239,172

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$21,100	$200
Notes and bonds payable, net	464,934	473,435
Series D cumulative term preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 0 shares authorized, issued, or outstanding as of June 30, 2026; 2,415,000 shares authorized, issued, and outstanding as of December 31, 2025	—	60,341
Accounts payable and accrued expenses	17,502	22,005
Due to related parties, net	3,210	2,844
Other liabilities, net	12,339	10,061
Total Liabilities	519,085	568,886
Commitments and contingencies (Note 9)
EQUITY:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 6,158,577 shares authorized, 5,658,577 shares issued and outstanding as of June 30, 2026; 6,340,889 shares authorized, 5,840,889 shares issued and outstanding as of December 31, 2025	6	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 9,788,546 shares authorized, 9,593,965 shares issued and outstanding as of June 30, 2026; 10,149,444 shares authorized, 9,954,863 shares issued and outstanding as of December 31, 2025	10	10
Series E cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 15,956,290 shares authorized, 210,726 shares issued and outstanding as of June 30, 2026; 15,994,050 shares authorized, 248,486 shares issued and outstanding as of December 31, 2025	—	—
Common stock, $0.001 par value; 68,096,587 shares authorized, 43,136,573 shares issued and outstanding as of June 30, 2026; 65,100,617 shares authorized, 38,014,918 shares issued and outstanding as of December 31, 2025	43	38
Additional paid-in capital	908,539	870,847
Distributions in excess of accumulated earnings	(240,810)	(205,511)
Accumulated other comprehensive income	5,323	4,896
Total Equity	673,111	670,286
TOTAL LIABILITIES AND EQUITY	$1,192,196	$1,239,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
OPERATING REVENUES:
Lease revenue, net	$12,359	$12,296	$27,154	$29,098
Crop sales	333	—	2,082	—
Other operating revenue	—	—	8	1
Total operating revenues	12,692	12,296	29,244	29,099
OPERATING EXPENSES:
Depreciation and amortization	7,886	8,374	18,255	16,803
Property operating expenses	1,605	1,242	3,722	2,370
Cost of sales	(256)	—	(414)	—
Base management fee	1,944	1,990	3,890	4,048
Capital gains fee credit	—	(188)	—	—
Administration fee	724	572	1,443	1,213
General and administrative expenses	905	520	1,629	1,203
Impairment charge	4,194	—	5,078	—
Total operating expenses	17,002	12,510	33,603	25,637
OTHER INCOME (EXPENSE):
Other income	25	267	1,481	2,219
Interest expense	(4,664)	(4,976)	(9,390)	(10,154)
Dividends declared on cumulative term preferred stock	—	(755)	(243)	(1,509)
Gain (loss) on dispositions of real estate assets, net	438	(2,149)	(21)	13,261
Property and casualty (loss) recovery, net	(22)	—	(115)	137
Gain (loss) from investments in unconsolidated entities	73	(51)	(117)	(186)
Total other (expense) income, net	(4,150)	(7,664)	(8,405)	3,768
NET (LOSS) INCOME	(8,460)	(7,878)	(12,764)	7,230
Dividends declared on cumulative redeemable preferred stock	(5,862)	(6,002)	(11,850)	(12,004)
Gain on extinguishment of cumulative redeemable preferred stock, net	799	—	1,107	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,523)	$(13,880)	$(23,507)	$(4,774)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.32)	$(0.38)	$(0.56)	$(0.13)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	42,911,176	36,184,658	41,889,429	36,184,658

NET (LOSS) INCOME	$(8,460)	$(7,878)	$(12,764)	$7,230
Change in fair value related to interest rate hedging instruments	349	(856)	427	(2,174)
COMPREHENSIVE (LOSS) INCOME	$(8,111)	$(8,734)	$(12,337)	$5,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2026
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at March 31, 2026	5,801,767	$6	9,870,088	$10	238,126	$—	41,759,181	$42	$904,551	$(221,258)	$4,974	$688,325
Redemptions of Series B Preferred Stock, net	(143,190)	—	—	—	—	—	—	—	(3,185)	203	—	(2,982)
Redemptions of Series C Preferred Stock, net	—	—	(276,123)	—	—	—	—	—	(6,263)	603	—	(5,660)
Redemptions of Series E Preferred Stock, net	—	—	—	—	(27,400)	—	—	—	(609)	(7)	—	(616)
Issuances of common stock, net	—	—	—	—	—	—	1,377,392	1	14,045	—	—	14,046
Net loss	—	—	—	—	—	—	—	—	—	(8,460)	—	(8,460)
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(5,862)	—	(5,862)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(6,029)	—	(6,029)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	349	349
Balance at June 30, 2026	5,658,577	$6	9,593,965	$10	210,726	$—	43,136,573	$43	$908,539	$(240,810)	$5,323	$673,111

	Six Months Ended June 30, 2026
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2025	5,840,889	$6	9,954,863	$10	248,486	$—	38,014,918	$38	$870,847	$(205,511)	$4,896	$670,286
Redemptions of Series B Preferred Stock, net	(182,312)	—	—	—	—	—	—	—	(4,055)	288	—	(3,767)
Redemptions of Series C Preferred Stock, net	—	—	(360,898)	—	—	—	—	—	(8,186)	843	—	(7,343)
Issuances of Series E Preferred Stock, net	—	—	—	—	—	—	—	—	(3)	—	—	(3)
Redemptions of Series E Preferred Stock, net	—	—	—	—	(37,760)	—	—	—	(840)	(24)	—	(864)
Issuances of common stock, net	—	—	—	—	—	—	5,121,655	5	50,776	—	—	50,781
Net loss	—	—	—	—	—	—	—	—	—	(12,764)	—	(12,764)
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(11,850)	—	(11,850)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(11,792)	—	(11,792)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	427	427
Balance at June 30, 2026	5,658,577	$6	9,593,965	$10	210,726	$—	43,136,573	$43	$908,539	$(240,810)	$5,323	$673,111

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

The accompanying notes are an integral part of these condensed consolidated financial statements

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,764)	$7,230
Adjustments to reconcile net (loss) income to net provided by operating activities:
Depreciation and amortization	18,255	16,803
Impairment charge	5,078	—
Amortization of debt issuance costs	274	581
Straight-line rent adjustment	1,907	(842)
Amortization of deferred rent assets and liabilities, net	3,949	6,098
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	50	49
Loss from investments in unconsolidated entities	117	186
Loss (gain) on dispositions of real estate assets, net	21	(13,261)
Property and casualty loss (recovery), net	115	(137)
Changes in operating assets and liabilities:
Crop inventory	(4,368)	(3,263)
Investments in water assets	(291)	(460)
Other assets, net	15,502	3,701
Accounts payable and accrued expenses	(1,374)	(7,150)
Due to related parties, net	366	270
Other liabilities, net	2,389	(1,389)
Net cash provided by operating activities	29,226	8,416
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on existing real estate assets	(452)	(4,617)
Contributions to unconsolidated real estate entities	(74)	—
Proceeds from dispositions of real estate assets, net	—	62,012
Net cash (used in) provided by investing activities	(526)	57,395
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	66,200	—
Repayments of lines of credit	(45,300)	(3,400)
Borrowings from notes and bonds payable	—	10,600
Repayments of notes and bonds payable	(8,686)	(38,567)
Payments of financing fees	(349)	(69)
Redemption of cumulative term preferred stock	(60,375)	—
Proceeds from issuance of common equity	51,350	—
Offering costs	(547)	(8)
Redemptions of cumulative redeemable preferred stock	(11,974)	(18)
Dividends paid on cumulative redeemable preferred stock	(11,853)	(12,004)
Distributions paid on common stock	(11,792)	(10,139)
Net cash used in financing activities	(33,326)	(53,605)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,626)	12,206
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,177	18,275
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,551	$30,481

NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Accounts payable and accrued expenses	$719	$425
Financing fees included in Accounts payable and accrued expenses	94	45

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, including through lease structures with a variable rent component based on the gross revenues generated from certain farms in lieu of fixed base rent. From time to time, and on a temporary basis, we may also directly operate certain of our farms via management agreements with third-party operators and/or through a taxable REIT subsidiary (“TRS”). As of June 30, 2026, we owned 144 farms totaling 98,688 acres across 14 states in the U.S. and 55,649 acre-feet of water assets in California. In addition, as of June 30, 2026, two of our properties (comprising four farms) were being directly operated by us.
We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of each of June 30, 2026, and December 31, 2025, the Company owned all of the outstanding OP Units.
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and an indirect wholly-owned subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a TRS of ours. Since we currently indirectly own all of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the six months ended June 30, 2026, and for the tax year ended December 31, 2025, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2026, and as amended on April 7, 2026 (collectively, the “Form 10-K”). The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Reclassifications

Certain line items on the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2025, have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity, net income, or net change in cash and cash equivalents.
Income Taxes
We have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally are not subject to federal corporate income taxes on amounts that we distribute to our stockholders (except income from any foreclosure property), provided that, on an annual basis, we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders and meet certain other conditions. As such, in general, as long as we qualify as a REIT, no provision for federal income taxes will be necessary, except for taxes on undistributed REIT taxable income, taxes from foreclosure property, and taxes on income generated by a TRS (such as Land Advisers), if any. During the three months ended March 31, 2025, we began directly operating two properties (consisting of four farms) that qualify as foreclosure properties under the Code following tenant lease defaults and are therefore subject to corporate income taxes on any income generated.
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
Pretax (loss) income from foreclosure properties during the three and six months ended June 30, 2026, was approximately $(529,000) and $247,000, respectively. Pretax loss from foreclosure properties during each of the three and six months ended June 30, 2025, was approximately $1.6 million. We currently expect these properties to generate an overall tax loss for the year ending December 31, 2026; accordingly, we did not record any federal or state income tax expense (current or deferred) during the three or six months ended June 30, 2026 or 2025.
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
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table summarizes certain information about the 144 farms we owned as of June 30, 2026 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water Assets	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,845	32,321	55,649	$799,641	$366,314
Florida(6)	18	10,412	8,635	0	111,262	45,122
Washington	6	2,520	2,004	0	49,722	14,136
Arizona(7)	6	6,320	5,333	0	43,340	12,608
Colorado	10	31,448	24,513	0	37,218	8,691
Oregon(8)	6	898	736	0	28,659	10,194
Nebraska	7	5,223	4,949	0	19,714	10,156
Michigan	12	1,245	778	0	14,263	8,348
Texas	1	3,667	2,219	0	9,267	2,852
Maryland	6	987	863	0	7,777	4,018
South Carolina	3	597	447	0	3,317	2,025
Georgia	2	230	175	0	2,191	1,529
New Jersey	3	116	101	0	1,995	1,128
Delaware	1	180	140	0	1,256	645
	144	98,688	83,214	55,649	$1,129,622	$487,766
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
(2)Excludes approximately $1.7 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of June 30, 2026, this investment had a net carrying value of approximately $917,000 and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(4)Includes eight acres in which we own a leasehold interest via a ground lease with a private individual that expires in December 2040 and five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. As of June 30, 2026, these two ground leases had a net cost basis of approximately $594,000 and are included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets.
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
(6)Includes two farms that were sold subsequent to June 30, 2026. See Note 13, “Subsequent Events” for additional information on the sale of these farms.
(7)Includes two farms consisting of 1,368 total acres and 1,221 farm acres in which we own leasehold interests via two ground leases with the State of Arizona that expire in February 2032 and February 2035, respectively. As of June 30, 2026, the aggregate net cost basis of these ground leases was zero.
(8)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of June 30, 2026, this investment had a net carrying value of approximately $4.8 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of June 30, 2026, and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Real estate:
Land and land improvements	$712,543	$717,407
Permanent plantings	343,253	345,508
Irrigation and drainage systems	167,501	170,294
Farm-related facilities	48,841	48,789
Other site improvements	14,933	15,015
Real estate, at cost	1,287,071	1,297,013
Accumulated depreciation	(214,738)	(198,261)
Total real estate, net	$1,072,333	$1,098,752
Real estate depreciation expense on these tangible assets was approximately $7.8 million and $18.1 million for the three and six months ended June 30, 2026, respectively, and approximately $8.3 million and $16.5 million for the three and six months ended June 30, 2025, respectively.
Intangible Assets and Liabilities

The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of June 30, 2026, and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Lease intangibles:
Leasehold interest – land	$797	$797
In-place lease values	1,744	1,744
Leasing costs	2,139	2,139
Other(1)	117	117
Lease intangibles, at cost	4,797	4,797
Accumulated amortization	(1,863)	(1,668)
Lease intangibles, net	$2,934	$3,129
(1)Other includes tenant relationships and acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $97,000 and $195,000 for the three and six months ended June 30, 2026, respectively, and approximately $106,000 and $254,000 for the three and six months ended June 30, 2025, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities (excluding those related to real estate held for sale) included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of June 30, 2026, and December 31, 2025 (dollars in thousands):

	June 30, 2026		December 31, 2025
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values(1)	$695	$(277)	$695	$(274)
Below-market lease values(2)	(1,371)	764	(1,371)	697
Lease incentives and other deferred revenue, net(3)	13,529	(5,026)	13,365	(1,012)
	$12,853	$(4,539)	$12,689	$(589)
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
Total amortization related to above-market lease values was approximately $1,000 and $3,000 for the three and six months ended June 30, 2026, respectively, and approximately $19,000 and $38,000 for the three and six months ended June 30, 2025, respectively. Total accretion related to below-market lease values was approximately $34,000 and $68,000 for the three and six months ended June 30, 2026, respectively, and approximately $34,000 and $68,000 for the three and six months ended June 30, 2025, respectively. Total net amortization related to lease incentives and other deferred revenue, net was approximately $2.0 million and $4.0 million for the three and six months ended June 30, 2026, respectively, and approximately $2.9 million and $6.1 million for the three and six months ended June 30, 2025, respectively.
Acquisitions
We did not acquire any new farms during the three or six months ended June 30, 2026 or 2025.
Property Sales
2026 Property Sales
We did not complete any farm sales during the three or six months ended June 30, 2026.
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
Real Estate Held for Sale
As of June 30, 2026, we had one property (consisting of two farms) located in St. Lucie County, Florida, classified as held for sale. As of June 30, 2026, this property had a net cost basis of approximately $3.1 million. We did not have any properties classified as held for sale as of December 31, 2025. See Note 13, “Subsequent Events,” for information on the sale of this property.
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
As of June 30, 2026, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.0% and 20.5%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.
We recorded an aggregate gain (loss) of approximately $73,000 and $(117,000) during the three and six months ended June 30, 2026, respectively, and approximately $(51,000) and $(186,000) during the three and six months ended June 30, 2025, respectively (included in Loss from investments in unconsolidated entities on our Condensed Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. As of each of June 30, 2026, and December 31, 2025, our combined ownership interest in the Fresno LLC and the Umatilla LLC had an aggregate carrying value of approximately $5.7 million, and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Portfolio Concentrations
Credit Risk
As of June 30, 2026, our farms were leased to various different, unrelated third-party tenants, with certain tenants leasing more than one farm. One unrelated third-party tenant (“Tenant A”) leases six of our farms under leases expiring in 2030 or later. During the six months ended June 30, 2026, aggregate lease revenue attributable to Tenant A accounted for approximately $3.7 million (13.8%) of our total lease revenue. If Tenant A fails to make rental payments or elects to terminate its leases prior to their expirations (and we cannot re-lease the farms on satisfactory terms), there could be a material adverse effect on our financial performance. No other individual tenant represented greater than 10% of the total lease revenue recorded during the six months ended June 30, 2026.
Geographic Risk
Farms located in California and Florida accounted for approximately $18.7 million (69.0%) and $4.5 million (16.6%), respectively, of the total lease revenue recorded during the six months ended June 30, 2026. We seek to continue to further diversify geographically, as may be desirable or feasible. If an unexpected natural disaster (such as an earthquake, wildfire, flood, or hurricane) occurs or climate change impacts the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue our operations. To date, none of our farms have been materially impacted by natural disasters. See “—Southeastern U.S. Hurricanes” below for a discussion of damage to certain farms caused by the hurricanes that occurred in the Southeastern U.S. in September and October 2024. Besides California and Florida, no other single state accounted for more than 10.0% of our lease revenue recorded during the six months ended June 30, 2026.
Southeastern U.S. Hurricanes
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
Impairment
We evaluate our entire portfolio each quarter for any indicators of impairment and perform impairment analyses on those properties for which indicators of impairment have been identified. If the analysis indicates that a property’s carrying value may not be recoverable, an impairment loss is recognized equal to the amount by which the carrying value exceeds the property’s fair value. During the three and six months ended June 30, 2026, we recognized aggregate impairment charges of approximately $4.2 million and $5.1 million, respectively, on two properties: one in St. Lucie County, Florida (consisting of two farms) and one in Yuma County, Arizona (consisting of four farms). The impairment charges were recorded to reduce the carrying values of these properties to their respective agreed-upon purchase prices pursuant to the related purchase and sale agreements. We did not record any impairment charges during the three and six months ended June 30, 2025.
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
As of June 30, 2026, and December 31, 2025, we had incurred approximately $6.5 million and $1.7 million, respectively, of growing costs related to crops to be harvested during 2026. These costs primarily relate to irrigation, pest management, fertilization, and labor and have been capitalized as crop inventory. Crop inventory is stated at the lower of cost or net realizable value. As the related crops are harvested and sold later in 2026 and throughout 2027, the associated costs will be recognized as cost of sales. We expect to incur additional costs related to harvesting and post-harvest handling, which will likewise be expensed to the cost of sales at the time of sale.
Crop Sales
Revenue from the sale of crops and the related cost of sales for the three and six months ended June 30, 2026, are shown in the following table (dollars in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Crop sales(1)(2)	$333	$2,082
Cost of sales(1)(3)	(256)	(414)
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
(3)Reflective of a change in estimate, as the actual water and utility usage during the 2025 crop year was lower than previously estimated.
In addition, during the six months ended June 30, 2026, we completed the harvest of the remaining orange crop on a farm in St. Lucie County, Florida, following the early termination of the prior tenant’s lease. The results of these operations are included in the table above. We did not recognize any crop sales revenue or related costs during the three or six months ended June 30, 2025.
NOTE 5. INVESTMENTS IN WATER ASSETS
The following table sets forth the components of our investments in water assets as of June 30, 2026, and December 31, 2025 (dollars in thousands; see the description that follows for certain defined terms and additional information on each component):

	As of June 30, 2026		As of December 31, 2025
	Acre-feet	Cost Basis	Acre-feet	Cost Basis
SWSD banked water	48,309	$35,537	48,309	$35,537
WWD groundwater credits – 50/50 Program	2,660	746	2,660	746
WWD groundwater credits – Other agreements	4,604	892	4,563	884
BWSD banked water	76	18	—	—
Long-term water assets	55,649	37,193	55,532	37,167
Deferred water assets(1)	(1)	4,520	(1)	4,382
Investments in water assets(2)	55,649	$41,713	55,532	$41,549
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
WWD Groundwater Credits
50/50 Program
From May 2023 through March 2024, we participated in a groundwater recharge program established by Westlands Water District (“WWD”), a water district located in Fresno County, California (the “50/50 Program”). Under the 50/50 Program, WWD funded the delivery of surplus surface water to properties owned by participating landowners with district-approved groundwater recharge facilities (also known as “water banks”). Participating landowners were entitled to retain 50% of the net groundwater credits generated from recharge activities under the program (after accounting for required leave-behind volumes and evaporative losses), with the remaining 50% retained by WWD for aquifer recharge.
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
To date, water delivered under these agreements have been stored in our water bank located within the WWD service area, and the resulting water credits have been recognized as a long-term water asset at cost. We recognized revenue related to certain of these agreements of approximately $0 and $8,000 during the three and six months ended June 30, 2026, respectively, and $0 during each of the three and six months ended June 30, 2025. These amounts are included within Other operating revenue on our Condensed Consolidated Statements of Operations and Comprehensive Income and represent the estimated fair value of water credits received in exchange for storing water on behalf of third parties during the respective periods.
BWSD Banked Water
During the six months ended June 30, 2026, we entered into an agreement to purchase 76 acre-feet of banked water held by Belridge Water Storage District (“BWSD”), a water storage district located in Kern County, California, for approximately $18,000. This banked water was recognized at cost as a long-term water asset.
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
Impairment
We evaluate our entire portfolio of water assets each quarter for any impairment indicators and perform an impairment analysis on those select water assets that have an indication of impairment. If this analysis indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. As of June 30, 2026, and December 31, 2025, we concluded that no water assets were impaired.
NOTE 6. BORROWINGS
Our borrowings as of June 30, 2026, and December 31, 2025, are summarized below (dollars in thousands):

	Carrying Value as of		As of June 30, 2026
	June 30, 2026	December 31, 2025	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Variable-rate revolving lines of credit	$21,100	$200	5.68%	12/15/2033

Notes and bonds payable:
Fixed-rate notes payable	$444,496	$453,040	2.45%–6.97%; 3.74%	10/17/2026–7/1/2051; Nov 2032
Fixed-rate bonds payable	22,170	22,312	3.13%–4.57%; 3.57%	3/13/2028–12/30/2030; Mar 2029
Total notes and bonds payable	466,666	475,352
Debt issuance costs – notes and bonds payable	(1,732)	(1,917)	N/A	N/A
Notes and bonds payable, net	$464,934	$473,435

Total borrowings, net	$486,034	$473,635
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of June 30, 2026, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $959.4 million. The weighted-average stated interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.83% and 3.82% for the three and six months ended June 30, 2026, respectively, as compared to 3.81% and 3.80% for the three and six months ended June 30, 2025, respectively. In addition, 2025 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 21.0% reduction (approximately 95 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage” for further discussion on interest patronage.
As of June 30, 2026, we were in compliance with all covenants applicable to the above borrowings.
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

The following table summarizes the pertinent terms of the MetLife Facility as of June 30, 2026 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		12/15/2033	$21,100	3M Term SOFR + 2.00%	(2)	$53,900
2020 MetLife Term Note	75,000	(3)	1/5/2030	34,996	2.75%, fixed through 1/4/2030	(4)	40,004
2022 MetLife Term Note	100,000	(3)	1/5/2032	—	(4)		100,000
Totals	$250,000			$56,096			$193,904
(1)Based on the properties that were pledged as collateral under the MetLife Facility, as of June 30, 2026, the maximum additional amount we could draw under the facility was approximately $68.4 million.
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
Farmer Mac Facility
Through certain subsidiaries of our Operating Partnership, we have entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation for a secured note purchase facility (the “Farmer Mac Facility”). As amended from time to time, the Farmer Mac Facility currently provides for bond issuances up to an aggregate amount of $225.0 million. Pursuant to the Bond Purchase Agreement, as further amended in June 2023, we may issue new bonds under the Farmer Mac Facility through December 31, 2026, and the final maturity date for new bonds issued under the facility will be the date that is ten years from the applicable issuance date. We did not issue any new bonds under the Farmer Mac Facility during the six months ended June 30, 2026.
As of June 30, 2026, we had approximately $22.2 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit
Farm Credit Notes Payable
From time to time since September 2014, through certain subsidiaries of our Operating Partnership, we have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with various different Farm Credit associations (collectively, “Farm Credit”). We did not enter into any new mortgage loan agreements with Farm Credit during the six months ended June 30, 2026.
Farm Credit Facility
On April 27, 2026, we entered into a new revolving line of credit with Farm Credit of Central Florida, ACA (“Farm Credit CFL”) that provides for borrowings of up to $37.0 million (the “Farm Credit Facility”). The Farm Credit Facility matures on April 1, 2030, and borrowings thereunder bear interest at a variable rate equal to the prime rate less 0.50%, prior to the effect of any interest patronage. The Farm Credit Facility also includes an unused commitment fee of 0.15% per annum on the undrawn portion. As of June 30, 2026, we had no amounts outstanding under the Farm Credit Facility, and, based on the level of collateral pledged, the full $37.0 million remained available to us.
Interest Patronage
Interest patronage, or refunded interest, on our borrowings from Farm Credit is generally recorded upon receipt and included in Other income in our Condensed Consolidated Statements of Operations and Comprehensive Income. Receipt of interest patronage typically occurs in the first half of the calendar year following the calendar year in which the respective interest expense is accrued. The following table provides information about interest patronage recorded during the six months ended June 30, 2026 and 2025 related to interest accrued on the Farm Credit Notes Payable during 2025 and 2024, respectively (dollars in thousands):

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

Interest patronage is paid at Farm Credit’s discretion, and we are therefore unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2026 on the Farm Credit Notes Payable. As of June 30, 2026, and December 31, 2025, the aggregate principal balance of the Farm Credit Notes Payable that were eligible for interest patronage was approximately $142.3 million and $144.9 million, respectively.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of June 30, 2026, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining six months ending December 31:	2026	$11,293
For the fiscal years ending December 31:	2027	50,175
	2028	76,526
	2029	151,944
	2030	93,585
	Thereafter	83,143	(1)
		$466,666
(1)Subsequent to June 30, 2026, we repaid a $2.8 million loan that was scheduled to mature in 2047.
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
As of June 30, 2026, the aggregate fair value of our notes and bonds payable was approximately $449.3 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $466.7 million. The fair value of our notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of June 30, 2026, is deemed to approximate their aggregate carrying value of $21.1 million.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the Financial Accounting Standards Board’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of June 30, 2026, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is initially recorded in Accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets and subsequently reclassified into interest expense in the same period(s) affected by the hedged transaction. During the next 12 months, we estimate that an additional $1.5 million will be reclassified as a reduction to interest expense.
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of June 30, 2026, and December 31, 2025 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of June 30, 2026	4	$62,213
As of December 31, 2025	4	63,904
The following table presents the fair value of our interest rate swaps as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	June 30, 2026	December 31, 2025
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$5,323	$4,896
Total		$5,323	$4,896
The following table presents the amount of income (loss) recognized in comprehensive (loss) income within our condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Derivative in cash flow hedging relationship:
Interest rate swaps	$349	$(856)	$427	$(2,174)
Total	$349	$(856)	$427	$(2,174)
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of June 30, 2026, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
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
We did not pay any financing fees to Gladstone Securities during either of the three or six months ended June 30, 2026. During the three and six months ended June 30, 2025, we paid total financing fees to Gladstone Securities of $15,000. Through June 30, 2026, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
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
No Selling Commissions or Dealer-Manager Fees were paid with respect to shares of the Series E Preferred Stock during the three or six months ended June 30, 2026 or 2025. Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities, if any, are netted against the gross proceeds received from sales of the respective securities and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Base management fee(1)(2)	$1,944	$1,990	$3,890	$4,048
Capital gains fee credit(1)(2)(3)	—	(188)	—	—
Total fees to our Adviser	$1,944	$1,802	$3,890	$4,048

Administration fee(1)(2)	$724	$572	$1,443	$1,213

Financing fees(1)(4)	—	15	—	15
Total fees to Gladstone Securities	$—	$15	$—	$15
(1)Pursuant to the agreements with the respective related-party entities, as discussed above.
(2)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)During the three months ended March 31, 2025, our Adviser earned a capital gains fee, driven by the gains recognized on the sale of seven farms completed during the first quarter. During the three months ended June 30, 2025, we incurred additional capital losses associated with the disposition of certain assets, resulting in a reversal of the capital gains fee recorded during the first quarter. The capital gains fee, net of any credits that may be granted by our Adviser, is due in arrears at the end of each fiscal year and is subject to further adjustment throughout the remainder of the fiscal year if and when we dispose of additional assets.
(4)Included within Notes and bonds payable, net on the Condensed Consolidated Balance Sheets and amortized into Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, were as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Base management fee	$1,944	$1,967
Other, net(1)	75	58
Total due to Adviser	2,019	2,025
Administration fee	724	753
Cumulative accrued but unpaid portion of prior Administration Fees(2)	467	66
Total due to Administrator	1,191	819
Total due to related parties, net(3)	$3,210	$2,844
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
NOTE 10. EQUITY
Registration Statement
On March 28, 2023, we filed a universal shelf registration statement on Form S-3, as amended (File No. 333-270901), with the SEC (the “2023 Registration Statement”). The 2023 Registration Statement, which was declared effective by the SEC on April 13, 2023, and expired on April 12, 2026, permitted us to issue up to an aggregate of $1.5 billion in securities consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate or concurrent offerings of two or more securities. We issued a total of 176,595 shares of Series E Preferred Stock for gross proceeds of approximately $4.4 million and 7,122,591 shares of common stock for gross proceeds of approximately $72.2 million under the 2023 Registration Statement.
On April 7, 2026, we filed a new universal registration statement on Form S-3, as amended (File No. 333-294917), with the SEC (the “2026 Registration Statement”) to replace the 2023 Registration Statement. The 2026 Registration Statement, which was declared effective by the SEC on April 23, 2026, permits us to issue up to an aggregate of $1.0 billion in securities consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate or concurrent offerings of two or more securities. Through June 30, 2026, we have issued a total of 300,000 shares of common stock for gross proceeds of approximately $3.0 million under the 2026 Registration Statement.
Equity Issuances
Series E Preferred Stock
On November 9, 2022, we filed a prospectus supplement with the SEC for a continuous public offering (the “Series E Offering”) of up to 8,000,000 shares of our Series E Preferred Stock on a “reasonable best efforts” basis through Gladstone Securities at an offering price of $25.00 per share. See Note 8, “Related-Party Transactions—Gladstone Securities—Dealer-Manager Agreement,” for a discussion of the commissions and fees paid to Gladstone Securities in connection with the Series E Offering, which expired on December 31, 2025.
No shares of the Series E Preferred Stock were sold during the three or six months ended June 30, 2026 or 2025.
The following table provides information on shares of Series E Preferred Stock tendered for optional redemption and satisfied with cash payments during the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of shares redeemed	27,400	—	37,760	800
Settlement payment	$616	$—	$864	$18
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
Common Stock—At-the-Market Program
We had entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Virtu Americas LLC and Ladenburg & Co. Inc. (each a “Sales Agent”), that, as amended, permitted us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $500.0 million (the “2023 ATM Program”). On April 24, 2026, we entered into new equity distribution agreements with Virtu Americas LLC and Lucid Capital Markets, LLC (each also a “Sales Agent”), to replace the 2023 ATM Program and that currently permit us to sell shares of our common stock having an aggregate offering price of up to $500.0 million (the “2026 ATM Program,” and together with the 2023 ATM Program, the “ATM Program” ).
The following table provides information on shares of common stock under the ATM Program during the three and six months ended June 30, 2026 (dollars in thousands, except per-share amounts):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Number of shares sold	1,377,392	5,121,655
Weighted-average offering price per share	$10.33	$10.03
Gross proceeds	$14,229	$51,350
Net proceeds(1)	$14,056	$50,806
(1)Net of underwriting commissions.
We did not sell any shares of common stock under the ATM Program during either of the three or six months ended June 30, 2025.
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
On July 11, 2025, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $20.0 million of our Series B Preferred Stock and up to $35.0 million of our Series C Preferred Stock (collectively, the “2025 Repurchase Program,” and together with the 2024 Repurchase Program and the 2026 Repurchase Program (as defined in Note 13, “Subsequent Events”), the “Repurchase Program”). The Board of Directors’ authorization of the 2025 Repurchase Program expired on July 10, 2026.
The Board of Directors’ authorization of the Repurchase Program may be suspended at any time and does not obligate us to acquire any particular amount of securities. Under the Repurchase Program, repurchases are intended to be implemented through open market transactions on U.S. exchanges and/or in privately-negotiated transactions facilitated by a third-party broker acting as agent for us in accordance with applicable securities laws. Any repurchases will be made during applicable trading window periods or pursuant to Rule 10b5-1 trading plans.
No shares of Series B Preferred Stock or Series C Preferred Stock were repurchased under the Repurchase Program during either of the three or six months ended June 30, 2025. The following table summarizes repurchase activity under the Repurchase Program during the three and six months ended June 30, 2026 (dollars in thousands, except per-share amounts):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Series B Preferred Stock:
Number of shares repurchased	143,190	182,312
Gross repurchase price(1)	$2,982	$3,767
Weighted-average repurchase price per share	$20.83	$20.66
Gain on repurchase(2)	$203	$288
Series C Preferred Stock:
Number of shares repurchased	276,123	360,898
Gross repurchase price(1)	$5,660	$7,343
Weighted-average repurchase price per share	$20.50	$20.34
Gain on repurchase(2)	$603	$843
(1)Inclusive of broker commissions.
(2)The gain on the repurchase of cumulative redeemable preferred stock is included within Gain on extinguishment of cumulative redeemable preferred stock, net on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
See Note 13, “Subsequent Events,” for repurchase activity completed subsequent to June 30, 2026.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of both June 30, 2026, and December 31, 2025, we owned 100.0% of the outstanding OP Units.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the three and six months ended June 30, 2026 and 2025 are reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Issuance	2026	2025	2026	2025
Series B Preferred Stock	$0.375	$0.375	$0.750	$0.750
Series C Preferred Stock	0.375	0.375	0.750	0.750
Series D Term Preferred Stock(1)(2)	—	0.312501	0.104167	0.625002
Series E Term Preferred Stock	0.312501	0.312501	0.625002	0.625002
Common Stock	0.1401	0.1401	0.2802	0.2802
(1)Dividends are treated similarly to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The Series D Term Preferred Stock was redeemed in full on January 30, 2026.
NOTE 11. LEASE REVENUE
The following table sets forth the components of our lease revenue for the three and six months ended June 30, 2026 and 2025 (dollars in thousands, except for footnotes):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease payments(1)	$12,095	$12,121	$21,654	$26,049
Variable lease payments(2)	264	175	5,500	3,049
Lease revenue, net(3)	$12,359	$12,296	$27,154	$29,098
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three and six months ended June 30, 2026, we recorded participation rents of approximately $201,000 and $5.1 million, respectively, reimbursements of certain property operating expenses by tenants of approximately $63,000 and $426,000, respectively, and late fees of approximately $0 and $3,000, respectively. During the three and six months ended June 30, 2025, we recorded participation rents of approximately $142,000 and $606,000, respectively, and reimbursements of certain property operating expenses by tenants of approximately $33,000 and $63,000, respectively, and lease termination fee income of approximately $0 and $2.4 million, respectively.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 12. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025, computed using the weighted average number of common shares outstanding during the respective periods.

(Dollars in thousands, except per-share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(13,523)	$(13,880)	$(23,507)	$(4,774)
Weighted average shares of common stock outstanding – basic and diluted	42,911,176	36,184,658	41,889,429	36,184,658
Loss per common share – basic and diluted	$(0.32)	$(0.38)	$(0.56)	$(0.13)
NOTE 13. SUBSEQUENT EVENTS
Property Sale
In July 2026, we completed the sale of two farms in Florida totaling 617 gross acres for an aggregate sales price of approximately $3.2 million. Including closing costs, we recognized a net loss on the sale of approximately $159,000.
Loan Repayment
Subsequent to June 30, 2026, we repaid a $2.8 million loan that bore interest at a fixed, stated rate of 4.13% and an effective interest rate (after interest patronage, where applicable) of 3.51%.
Repurchase Program
On July 14, 2026, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our Series B Preferred Stock and up to $35.0 million of our Series C Preferred Stock (collectively, the “2026 Repurchase Program”). The Board’s authorization of the 2026 Repurchase Program, which expires on July 14, 2027, may be suspended at any time and does not obligate us to acquire any particular amount of securities. Under the Repurchase Program, repurchases are intended to be implemented through open market transactions on U.S. exchanges and/or privately-negotiated transactions facilitated by a third-party broker acting as agent for us in accordance with applicable securities laws. Any repurchases will be made during applicable trading window periods or pursuant to Rule 10b5-1 trading plans.
The following table summarizes repurchase activity under the Repurchase Program subsequent to June 30, 2026 (dollars in thousands, except per-share amounts):

Series B Preferred Stock:
Number of shares repurchased	85,926
Gross repurchase price(1)	$1,824
Weighted-average repurchase price per share	$21.22
Gain on repurchase	$88
Series C Preferred Stock:
Number of shares repurchased	128,234
Gross repurchase price(1)	$2,689
Weighted-average repurchase price per share	$20.97
Gain on repurchase	$220
(1)Inclusive of broker commissions.
Distributions
On July 14, 2026, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	July 24, 2026	July 31, 2026	$0.125
	August 18, 2026	August 31, 2026	0.125
	September 21, 2026	September 30, 2026	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	July 24, 2026	July 31, 2026	$0.125
	August 18, 2026	August 31, 2026	0.125
	September 21, 2026	September 30, 2026	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series E Preferred Stock:	July 28, 2026	August 5, 2026	$0.104167
	August 26, 2026	September 4, 2026	0.104167
	September 25, 2026	October 5, 2026	0.104167
Total Series E Preferred Stock Distributions:			$0.312501

Common Stock:	July 24, 2026	July 31, 2026	$0.0467
	August 18, 2026	August 31, 2026	0.0467
	September 21, 2026	September 30, 2026	0.0467
Total Common Stock Distributions			$0.1401

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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is primarily engaged in owning and leasing farmland, including through lease structures with a variable rent component based on the gross revenues generated from certain farms in lieu of fixed base rent. From time to time, and on a temporary basis, we may also directly operate certain of our farms via management agreements with third-party operators and/or through a taxable REIT subsidiary (“TRS”). We currently own 142 farms totaling 98,071 acres across 14 states in the U.S. and 55,649 acre-feet of water assets in California. In addition, two of our properties (consisting of four farms) are currently being directly operated.
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
Portfolio Diversification
Our farmland portfolio currently consists of 142 farms leased to 79 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The following table summarizes the different geographic locations (by state) of our farms owned as of and during the six months ended June 30, 2026 and 2025 (dollars in thousands):

	As of and For the Six Months Ended June 30, 2026					As of and For the Six Months Ended June 30, 2025
State	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,845	35.3%	$18,728	69.0%	63	34,845	33.8%	$17,117	58.8%
Florida(2)	18	10,412	10.5%	4,517	16.6%	20	13,090	12.7%	4,708	16.2%
Washington(3)	6	2,520	2.6%	1,643	6.1%	6	2,520	2.4%	2,181	7.5%
Colorado	10	31,448	31.9%	780	2.9%	12	32,773	31.8%	1,040	3.6%
Oregon(3)	6	898	0.9%	667	2.5%	6	898	0.9%	841	2.9%
Michigan	12	1,245	1.3%	552	2.0%	12	1,245	1.2%	551	1.9%
Texas	1	3,667	3.7%	287	1.1%	1	3,667	3.6%	265	0.9%
Maryland	6	987	1.0%	241	0.9%	6	987	1.0%	241	0.8%
South Carolina	3	597	0.6%	122	0.4%	3	597	0.6%	122	0.4%
Georgia	2	230	0.2%	112	0.4%	2	230	0.2%	112	0.4%
New Jersey	3	116	0.1%	68	0.2%	3	116	0.1%	68	0.2%
Delaware	1	180	0.2%	39	0.1%	1	180	0.2%	39	0.2%
North Carolina	—	—	—%	—	—%	2	310	0.3%	—	—%
Nebraska	7	5,223	5.3%	(174)	(0.6)%	7	5,223	5.1%	644	2.2%
Arizona(3)	6	6,320	6.4%	(428)	(1.6)%	6	6,320	6.1%	1,169	4.0%
Total	144	98,688	100.0%	$27,154	100.0%	150	103,001	100.0%	$29,098	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
(2)Includes two farms that were sold subsequent to June 30, 2026. See below under “Recent Developments—Portfolio Activity—Existing Properties—Property Sale” for additional information.
(3)During the six months ended June 30, 2026, we began recognizing lease revenues from two tenants (who collectively lease eight farms—four in Arizona, three in Washington, and one in Oregon) on a cash basis. Negative revenue reflected above relates to the write-off of certain net deferred rent assets and uncollected receivables.
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
Currently, 81 of our farms are leased on a pure, triple-net basis, 44 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, or insurance costs), 4 farms are direct-operated by us through third-party management agreements, and 10 farms are vacant. Additionally, 26 of our farms are leased under agreements that include participation rents, though such leases often include a guarantee of a minimum amount of rental income.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of June 30, 2026 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring / Expired Leased Acreage	% of Total Acreage	Lease Revenue for the Three Months Ended March 31, 2026	% of Total Lease Revenue
2026 (2)	8	15,920	16.1%	$1,798	6.6%
2027	21	18,702	19.0%	6,162	22.7%
2028	14	5,219	5.3%	2,574	9.5%
2029	8	2,590	2.6%	1,842	6.8%
2030	7	12,629	12.8%	4,521	16.7%
Thereafter	30	36,543	37.0%	9,811	36.1%
Other(3)	9	25	—%	307	1.1%
Terminated/expired leases and sold properties	—	7,060	7.2%	139	0.5%
Totals	97	98,688	100.0%	$27,154	100.0%
(1)Certain lease agreements encompass multiple farms.
(2)Includes one lease that was renewed subsequent to June 30, 2026; see below, under “Recent Developments—Portfolio Activity—Existing Properties—Leasing Activity,” for additional information on this and certain other lease renewals.
(3)Primarily consists of ancillary leases (e.g., renewable energy leases; oil, gas, and mineral leases; telecommunications leases; etc.) with varying expirations on certain of our farms.
We are currently exploring a variety of options with certain of our 2026 lease expirations, including negotiating lease terms with existing and prospective tenants and evaluating potential disposition opportunities. In addition, while we seek to lease all properties under traditional leases that involve a certain level of fixed base rent, with respect to expirations on certain western permanent crop farms, we may also decide to proceed with a modified lease structure that involves a reduced base rent amount (or none) and/or, in certain cases, a cash lease incentive, in exchange for an increased level of participation rents, or we may decide to proceed to operate certain of these properties ourselves via third-party management agreements. Regarding all vacancies and upcoming lease expirations, there can be no assurance that we will be able to renew the existing leases or execute new leases at rental rates favorable to us, if at all, or be able to find replacement tenants, if necessary.
Business Environment
Macroeconomic and Agricultural Market Conditions
Inflation
According to the U.S. Bureau of Labor Statistics, the Consumer Price Index (“CPI”) increased 3.5% over the 12-month period ended June 30, 2026, reflecting continued moderation from peak inflation levels observed in mid-2022. Food prices also increased at a slower rate, with the overall food category up by 3.0% over the same period. However, over the past four years, food prices have risen by 14.7%, outpacing the overall CPI increase of 12.7% and reflecting sustained longer-term inflationary pressures across many agricultural markets. In addition, the U.S. Department of Agriculture’s August 2025 Land Values Summary reported that nationwide farm real estate values increased 4.3% year-over-year, while cropland values rose 4.7%. This data indicates that farmland values have continued to appreciate, although at a more moderate pace than in prior years. While elevated input costs continue to impact farm operators, we believe these pressures are being partially offset in certain markets to the extent food prices continue to keep pace with or exceed broader inflation trends.
Interest Rates
The Federal Reserve (the “Fed”) resumed monetary easing in late 2025, lowering the target range for the federal funds rate by a total of 75 basis points during the fourth quarter of 2025, bringing the range to 3.50% to 3.75%. The Fed has maintained this target range at each of its meetings in 2026, including its most recent meeting in July, reflecting a continued data-dependent approach as inflation has remained above the Fed’s longer-term 2% objective, economic uncertainty has persisted, and geopolitical developments have continued to weigh on the economic outlook. Benchmark yields have increased during 2026, with the 10-year U.S. Treasury yield recently above 4.5%, compared with approximately 4.0% earlier in the year. Although borrowing costs remain below their 2025 highs, credit availability continues to be selective amid tighter lending standards and elevated market uncertainty. As a result, while financing conditions have improved relative to a year ago, access to debt capital on favorable terms remains uneven and continues to limit our ability to pursue new farmland acquisitions.
Currently, approximately 95.7% of our borrowings bear interest at fixed rates, with a weighted-average effective interest rate of 3.45% and an average remaining term of 2.3 years. As a result, changes in market interest rates have had a minimal impact on our interest expense in recent periods, and we believe our exposure to near-term interest rate volatility is limited.
Geopolitical, Trade, and Agricultural Market Conditions
The ongoing conflict in the Middle East, together with broader trade, tariff, and domestic policy developments, continues to contribute to uncertainty in U.S. agricultural markets. Despite this uncertainty, U.S. export demand and pricing for certain tree nuts have remained resilient, supporting improved grower economics. Input cost inflation also remains a concern across crops and regions, particularly with respect to energy, fertilizer, and labor costs, and growers continue to pursue operating efficiencies to help protect profit margins. In addition, ongoing negotiations regarding the Farm Bill and trade agreements with Canada and Mexico may create further uncertainty for producers making longer-term operating and investment decisions.
Certain crops grown on our farms, particularly almonds and pistachios, remain exposed to international trade conditions, as a significant portion of U.S.-produced almonds and pistachios is exported annually. However, recent stabilization in export demand and improving pricing trends have provided more favorable near-term market conditions for tree nut growers. In contrast, crops with stronger domestic demand characteristics, including berries and vegetables, are generally less directly impacted by export market volatility, although they may still be affected by trade developments involving key North American trading partners, including Canada and Mexico.
Almond markets continue to experience strong demand across export markets, and current demand generally exceeds available supply. While buyers have remained focused on meeting near-term needs, longer-term purchasing activity has remained limited. These market dynamics have supported improved pricing, resulting in higher projected almond prices.
Demand for pistachios also remains strong, particularly in international markets and for pistachio-based consumer products. Although the 2025 U.S. pistachio crop was initially expected to be a record crop, current estimates indicate production levels are likely to be more consistent with 2023 production levels. The smaller-than-expected crop has contributed to improved pricing, with pistachio prices strengthening relative to the prior year. Yield projections for the 2026 crop have continued to decline, due in part to an early March heat event that affected pollination across California. These factors, combined with continued strong demand, have supported higher projected prices, including a 67% increase in the initial base price for the 2026 crop compared with the 2025 crop.
We continue to monitor developments relating to the conflict in the Middle East, tariffs, the Farm Bill, and broader trade policy, although the ultimate impact on crop pricing, export demand, input costs, and grower economics remains uncertain. Prolonged disruptions to export markets or significant increases in production costs could adversely affect lease structures and participation rent levels on certain farms. In addition, unfavorable trade conditions affecting almonds or pistachios could require us to allocate additional capital to support crop production under certain lease agreements in exchange for higher participation rents.
Another factor affecting export demand is the strength of the U.S. dollar. A weaker dollar generally improves the competitiveness of U.S. agricultural exports and may partially offset certain adverse effects of tariffs and trade-related constraints. Although the U.S. dollar strengthened modestly during the second quarter of 2026, export demand remained resilient, reflecting the continued strength of underlying supply and demand fundamentals.
California Water Outlook
The 2025-2026 water year concluded with below-average snowpack but average-to-above-average precipitation in many areas where we own farms. Reservoir storage remains above historical averages, supporting relatively stable near-term water supply conditions. However, certain federal water allocations have remained below expectations, increasing the cost of supplemental water for some of our farms. We have not experienced any material water shortages to date, although regulatory and conveyance constraints continue to affect the availability and cost of water in certain regions. El Niño conditions have developed and are expected to persist through the remainder of 2026, which may increase the likelihood of additional precipitation during the coming winter, although the timing and amount of such precipitation remain uncertain.
Sustained wet conditions in recent years have benefited our permanent crop assets by supporting groundwater recharge and improving root zone moisture content. To date, we have not observed any significant water-related stress in our permanent plantings, which continue to appear healthy and in good condition as we approach the end of the 2026 growing season. Meanwhile, the ongoing phased implementation of California’s Sustainable Groundwater Management Act (“SGMA”) continues to impose groundwater pumping restrictions across the state. In response, we are evaluating and participating in supplemental water initiatives intended to mitigate the impact of SGMA-related curtailments, including floodwater capture and storage projects, voluntary fallowing programs, and targeted investments in water infrastructure designed to support long-term access to reliable water supplies. Periods of surplus surface water may increase the availability of lower-cost water supplies from certain water purveyors, and we continue to monitor such opportunities as part of our long-term water strategy. Based on current conditions, we believe our farms are generally well positioned for the remainder of the 2026 growing season and into the 2027 growing season.
Recent Developments
Portfolio Activity—Existing Properties
Property Sale

In July 2026, we completed the sale of two farms in Florida totaling 617 gross acres for an aggregate sales price of approximately $3.2 million. Including closing costs, we recognized a net loss on the sale of approximately $159,000.
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since April 1, 2026, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES			NEW LEASES(1)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(2)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)	Total Annualized Straight-line Rent(2)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(3)
AZ, CA, NE & OR	14	8,090	$4,296	2	6 / 6 / 0	$3,879	5.7	4	3 / 11 / 0
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
Crop Sales and Cost of Sales
Pursuant to management agreements with third-party operators, we currently manage (i) a 2,409-acre property (consisting of two farms) in Kern County, California, including 2,293 acres of bearing almond and pistachio orchards, and (ii) a 165-acre farm in Umatilla County, Oregon, including 135 acres of wine grape vineyards. In addition, during the six months ended June 30, 2026, we completed the harvest of an orange crop remaining on a farm in St. Lucie County, Florida, following the early termination of the prior tenant’s lease.
Revenue from the sale of crops and the related cost of sales for the three months ended June 30, 2026, are shown in the following table (dollars in thousands):

Crop sales(1)(2)	$333
Cost of sales(1)(3)	(256)
(1)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)This revenue relates to the 2025 crop year; the majority of the related growing costs were previously recognized in the three months ended December 31, 2025.
(3)Reflective of a change in estimate, as the actual water and utility usage during the 2025 crop year was lower than previously estimated.
Impairment
During the three months ended June 30, 2026, we recognized an impairment charge of approximately $4.2 million on one property (consisting of four farms) in Yuma County, Arizona, to reduce its carrying value to the agreed-upon purchase price under the related purchase and sale agreement.
Vacant, Direct-operated, and Non-accrual Properties
We currently have 10 farms that are wholly or partially vacant, 4 farms that are being direct-operated by us through third-party management agreements, and 11 farms leased to four tenants for which lease revenue is being recognized on a cash basis due to concerns regarding the collectibility of the remaining contractual lease payments.
For the six months ended June 30, 2026, we recognized approximately $535,000 of lease revenue related to these farms and approximately $2.2 million of net profits from crop sales (see above, under “—Crop Sales and Cost of Sales”), compared to approximately $6.7 million of lease revenue for the prior-year period, which included an early lease termination fee of approximately $2.4 million.
We are evaluating both leasing and sale alternatives for each of these farms and are engaged in discussions with prospective tenants and buyers for certain of these properties. However, there can be no assurance that we will be able to secure agreements on favorable terms, or at all. With respect to the farms on non-accrual status, we continue to work with the respective tenants to resolve the outstanding rent amounts and, where possible, will seek to reach agreements on the remaining payments. Such agreements may include establishing payment plans, deferring portions of rent due, or agreeing to terminate the leases.
Financing Activity
Debt Activity

Loan Repayment
In July 2026, we repaid a $2.8 million loan that bore interest at a fixed, stated rate of 4.13% and an effective interest rate (after interest patronage, where applicable) of 3.51%.
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
In connection with entering into the Farm Credit Facility, we incurred total closing costs of approximately $226,000. As of June 30, 2026, we had no amounts outstanding under the Farm Credit Facility, and, based on the level of collateral pledged, the full $37.0 million remains available to us.
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
The following table summarizes the activity under the ATM Programs (including shares of common stock sold under both the 2023 ATM Program and the 2026 ATM Program) from April 1, 2026, through the date of this filing (dollars in thousands, except per-share amounts):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
5,121,655	$10.03	$51,350	$50,806
(1)Net of underwriting commissions.
Repurchase Program
On July 11, 2025, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our 6.00% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) and up to $35.0 million of our 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) (collectively, the “2025 Repurchase Program”). The 2025 Repurchase Program expired on July 10, 2026.
On July 14, 2026, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our Series B Preferred Stock and up to $35.0 million of our Series C Preferred Stock (collectively, the “2026 Repurchase Program,” and together with the 2025 Repurchase Program, the “Repurchase Program”). The 2026 Repurchase Program expires on July 14, 2027.
The following table summarizes repurchase activity under the Repurchase Program from April 1, 2026, through the date of this filing (dollars in thousands, except per-share amounts):

Series B Preferred Stock:
Number of shares repurchased	229,116
Gross repurchase price(1)	$4,806
Weighted-average repurchase price per share	$20.98
Gain on repurchase	$290
Series C Preferred Stock:
Number of shares repurchased	404,357
Gross repurchase price(1)	$8,349
Weighted-average repurchase price per share	$20.65
Gain on repurchase	$823
(1)Inclusive of broker commissions.
See Notes 10, “Equity,” and 13, “Subsequent Events,” within the accompanying notes to our condensed consolidated financial statements for further discussion of the 2025 Repurchase Program and 2026 Repurchase Program, respectively.
Series E Redemptions
From April 1, 2026 through the date of this filing, 31,400 shares of our 5.00% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”) were tendered for optional redemption, which were satisfied with aggregate cash payments of approximately $707,000.
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
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2026.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses, same-property basis represents properties we owned for the entirety of the respective comparative periods presented.
With regard to the comparisons between the three and six months ended June 30, 2026 versus 2025:
•We owned 144 farms as of June 30, 2026, that are considered our same-property portfolio. Same-property occupancy (based on farmable acres and including farms that were direct-operated or on non-accrual status) decreased approximately 0.5% to 95.4% as of June 30, 2026, compared to 95.9% as of June 30, 2025.
◦Included within our same-property portfolio are farms that were wholly or partially vacant, direct-operated, or on non-accrual status during all or a portion of the periods presented.
▪For the three months ended June 30, 2026, we had 24 farms that were vacant, direct-operated, or on non-accrual status, as compared to 16 farms in the prior-year period.
▪For the six months ended June 30, 2026, we had 26 farms that were vacant, direct-operated, or on non-accrual status, as compared to 17 farms in the prior-year period.
•From January 1, 2025, through June 30, 2026, we did not acquire any new farms and disposed of 13 farms.
A comparison of results of components comprising our operating income for the three and six months ended June 30, 2026 and 2025 is below (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$12,095	$12,121	$(26)	(0.2)%
Variable lease payments – participation rents	201	142	59	41.5%
Variable lease payments – tenant reimbursements and other	63	33	30	90.9%
Total lease revenue	12,359	12,296	63	0.5%
Crop Sales	333	—	333	NM
Total operating revenues	12,692	12,296	396	3.2%
Operating expenses:
Depreciation and amortization	7,886	8,374	(488)	(5.8)%
Property operating expenses	1,605	1,242	363	29.2%
Cost of sales	(256)	—	(256)	NM
Base management, net of capital gains fee credit	1,944	1,802	142	7.9%
Administration fee	724	572	152	26.6%
General and administrative expenses	905	520	385	74.0%
Impairment charge	4,194	—	4,194	NM
Total operating expenses	17,002	12,510	4,492	35.9%
Operating loss	$(4,310)	$(214)	$(4,096)	1,914.0%

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease payments	$21,654	$26,049	$(4,395)	(16.9)%
Variable lease payments – participation rents	5,071	606	4,465	736.8%
Variable lease payments – tenant reimbursements and other	429	63	366	581.0%
Lease termination income, net	—	2,380	(2,380)	(100.0)
Total lease revenues	27,154	29,098	(1,944)	(6.7)%
Crop Sales	2,082	—	2,082	NM
Other operating revenues	8	1	7	700.0
Total operating revenues	29,244	29,099	145	0.5%
Operating expenses:
Depreciation and amortization	18,255	16,803	1,452	8.6%
Property operating expenses	3,722	2,370	1,352	57.0%
Cost of sales	(414)	—	(414)	NM
Base management fee	3,890	4,048	(158)	(3.9)%
Administration fee	1,443	1,213	230	19.0%
General and administrative expenses	1,629	1,203	426	35.4%
Impairment charge	5,078	—	5,078	NM
Total operating expenses	33,603	25,637	7,966	31.1%
Operating (loss) income	$(4,359)	$3,462	$(7,821)	(225.9)%
NM = Not Meaningful
Operating Revenues
Lease revenue
The following table provides a summary of our lease revenue during the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Same-property basis:
Fixed lease payments	$12,095	$11,754	$341	2.9%	$21,654	$25,308	$(3,654)	(14.4)%
Participation rents	201	142	59	41.5%	5,071	606	4,465	736.8%
Lease termination and other income	—	—	—	NM	3	2,380	(2,377)	NM
Total – Same-property basis	12,296	11,896	400	3.4%	26,728	28,294	(1,566)	(5.5)%
Properties acquired or disposed of:
Fixed lease payments	—	367	(367)	(100.0)%	—	741	(741)	(100.0)%
Total – Properties acquired or disposed of	—	367	(367)	(100.0)%	—	741	(741)	(100.0)%
Tenant reimbursements and other(1)	63	33	30	90.9%	426	63	363	576.2%
Total Lease revenues	$12,359	$12,296	$63	0.5%	$27,154	$29,098	$(1,944)	(6.7)%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts are also recorded as property operating expenses during the respective periods.
Same-property Basis – 2026 compared to 2025
Lease revenues from fixed lease payments decreased for the six months ended June 30, 2026, primarily due to certain farms that were vacant, direct-operated, or for which lease revenue was recognized on a cash basis (rather than a straight-line basis) due to full collectability of future rental payments not being considered probable as a result of tenant credit issues. One property (consisting of two farms) that was direct-operated during the current-year period (see “—Crop Sales and Cost of Sales” below for further discussion) was leased for a portion of the prior-year period. In addition, during the six months ended June 30, 2026, we began recognizing lease revenues from two tenants (who collectively lease eight farms) on a cash basis.
The increase in lease revenues from participation rents was primarily attributable to a grower partner bonus associated with the 2025 pistachio crop, which was recognized when the amount became determinable and collectible. Participation rents during the six months ended June 30, 2025, were primarily attributable to cash collections from wine grape sales.
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
Crop Sales and Cost of Sales
Revenue from the sale of crops and the related cost of sales for the three and six months ended June 30, 2026, are shown in the following table (dollars in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Crop sales(1)(2)	$333	$2,082
Cost of sales(1)(3)	(256)	(414)
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
(3)Reflective of a change in estimate, as the actual water and utility usage during the 2025 crop year was lower than previously estimated.
See Note 4, “Crop Inventory and Crop Sales,” within the accompanying notes to our condensed consolidated financial statements for additional information.
Other Operating Revenue
Other operating revenue consists of non-lease revenue generated as a result of activities performed on certain of our properties. In connection with the transfer and storing of surplus water on behalf of a third party using a groundwater recharge facility constructed on one of our farms, we recognized non-cash revenue of approximately $8,000 during the six months ended June

30, 2026. See Note 5, “Investments in Water Assets,” within the accompanying notes to our condensed consolidated financial statements for further discussion.
Operating Expenses
Depreciation and amortization
Depreciation and amortization expense increased for the six months ended June 30, 2026, primarily due to the acceleration of depreciation associated with certain permanent plantings (as a result of shortened useful lives), as well as additional depreciation related to capital improvements made on certain of our farms. The increase was partially offset by lower depreciation resulting from the disposition of certain assets, including the sale of 13 farms subsequent to December 31, 2024, and certain assets reaching the end of their useful lives during the three months ended June 30, 2026.
Property operating expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expenses, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property operating expenses recorded during the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Same-property basis	$1,496	$1,180	$316	26.8%	$3,239	$2,240	$999	44.6%
Properties acquired or disposed of	36	18	18	100.0%	37	49	(12)	(24.5)%
Tenant-reimbursed property operating expenses(1)	73	44	29	65.9%	446	81	365	450.6%
Total Property operating expenses	$1,605	$1,242	$363	29.2%	$3,722	$2,370	$1,352	57.0%
(1)Represents certain operating expenses (property taxes, insurance premiums, and other property-related expenses) paid by us that, per the respective leases, are required to be reimbursed to us by the tenant. Similar amounts are also recorded as lease revenue when earned in accordance with the lease.
Same-property Basis – 2026 compared to 2025
Property operating expenses increased primarily due to costs incurred to provide supplemental water in accordance with a lease obligation on one of our farms and higher legal expenses related to protecting water rights on certain farms in California. The increase was also attributable to additional costs associated with certain farms that were vacant, direct-operated, or on non-accrual status, including additional property taxes and other operating expenses that were previously the responsibility of the tenants, as well as legal fees incurred in connection with rent collection and lease termination efforts.
Other – 2026 compared to 2025
Property operating expenses on properties acquired or disposed of decreased for the six months ended June 30, 2026, due to the sale of 13 farms subsequent to December 31, 2024.
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
Related-Party Fees
The following table provides the calculations of the base management, incentive, and capital gains fees (as applicable) due to our Adviser pursuant to the Advisory Agreement for the three and six months ended June 30, 2026 and 2025 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 8, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

	Quarter Ended		Year to Date
	March 31	June 30
2026 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,297,013	$1,295,975
Quarterly rate	0.150%	0.150%
Base management fee(3)	$1,946	$1,944	$3,890

Incentive Fee:

Total Adjusted Common Equity(1)(2)	$304,141	$325,129

First hurdle quarterly rate	1.750%	1.750%
First hurdle threshold	$5,322	$5,690

Second hurdle quarterly rate	2.1875%	2.1875%
Second hurdle threshold	$6,653	$7,112

Pre-Incentive Fee FFO(1)	$1,786	$(1,930)

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—
Total Incentive fee(3)	$—	$—	$—

Total fees due to Adviser	$1,946	$1,944	$3,890

2025 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,372,260	$1,326,588
Quarterly rate	0.150%	0.150%
Base management fee(3)	$2,058	$1,990	$4,048

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$318,209	$322,245

First hurdle quarterly rate	1.750%	1.750%
First hurdle threshold	$5,569	$5,639

Second hurdle quarterly rate	2.1875%	2.1875%
Second hurdle threshold	$6,961	$7,049

Pre-Incentive Fee FFO(1)	$2,139	$(3,346)

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—
Total Incentive fee(3)	$—	$—	$—

Capital Gains Fee:
Aggregate net realized capital gains(1)	$5,443	$2,769
Capital gains fee rate	15.0%	15.0%
Cumulative capital gains fee	$816	$415
Less capital gains fees recorded in prior periods(4)	$(628)	$(628)
Total Capital Gains Fee(3)(5)	$188	$(188)	$—

Total fees due to Adviser	$2,246	$1,802	$4,048
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
(5)The capital gains fee is due annually in arrears and is subject to further adjustment through the end of each fiscal year. During the second quarter of 2025, we incurred additional losses associated with the disposition of certain assets, resulting in a reversal of the capital gains fee recognized during the first quarter of 2025.
The base management fee decreased primarily due to the disposition of 13 farms since December 31, 2024.

No incentive fee was earned by our Adviser during the three or six months ended June 30, 2026 or 2025, as our Pre-Incentive Fee FFO did not exceed the required hurdle rate in any period.
Our Adviser earned a capital gains fee during the three months ended March 31, 2025, driven by the gains recognized on the sale of certain farms completed during the quarter. During the three months ended June 30, 2025, we incurred additional capital losses associated with the disposition of certain assets, resulting in a reversal of the capital gains fee recorded during the first quarter. The capital gains fee, net of any credits that may be granted by our Adviser, is due in arrears at the end of each fiscal year and is subject to further adjustment through the end of each fiscal year as additional assets are disposed of.
The changes in the administration fee were driven by our relative utilization of our Administrator’s resources compared with affiliated companies also serviced by our Administrator.
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, insurance, acquisition-related costs associated with investment opportunities no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased during each of the three and six months ended June 30, 2026, primarily due to higher professional fees, including the write-off of unallocated deferred costs associated with the universal shelf registration statement filed in 2023, which expired during the second quarter of 2026.
During the three and six months ended June 30, 2026, we recognized aggregate impairment charges of approximately $4.2 million and $5.1 million, respectively, on two properties: one in St. Lucie County, Florida (consisting of two farms) and one in Yuma County, Arizona (consisting of four farms) due to the estimated fair values being lower than their respective carrying values. We did not recognize any impairment charges during the three or six months ended June 30, 2025.
A comparison of results of other components contributing to net loss attributable to common stockholders for the three and six months ended June 30, 2026 and 2025 is below (dollars in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Operating loss	$(4,310)	$(214)	$(4,096)	1,914.0%
Other income (expense):
Other income	25	267	(242)	(90.6)%
Interest expense	(4,664)	(4,976)	312	(6.3)%
Dividends declared on cumulative term preferred stock	—	(755)	755	(100.0)%
Gain (loss) on dispositions of real estate assets, net	438	(2,149)	2,587	(120.4)%
Property and casualty loss, net	(22)	—	(22)	NM
Gain (loss) from investments in unconsolidated entities	73	(51)	124	(243.1)%
Total other expense, net	(4,150)	(7,664)	3,514	(45.9)%
Net loss	(8,460)	(7,878)	(582)	7.4%
Aggregate dividends declared on and gain recognized on extinguishment of cumulative redeemable preferred stock, net	(5,063)	(6,002)	939	(15.6)%
Net loss attributable to common stockholders	$(13,523)	$(13,880)	$357	(2.6)%

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Operating (loss) income	$(4,359)	$3,462	$(7,821)	(225.9)%
Other income (expense):
Other income	1,481	2,219	(738)	(33.3)%
Interest expense	(9,390)	(10,154)	764	(7.5)%
Dividends declared on cumulative term preferred stock	(243)	(1,509)	1,266	(83.9)%
(Loss) gain on dispositions of real estate assets, net	(21)	13,261	(13,282)	(100.2)%
Property and casualty (loss) recovery, net	(115)	137	(252)	NM
Loss from investments in unconsolidated entities	(117)	(186)	69	(37.1)%
Total other (expense) income, net	(8,405)	3,768	(12,173)	(323.1)%
Net (loss) income	(12,764)	7,230	(19,994)	(276.5)%
Aggregate dividends declared on and gain recognized on extinguishment of cumulative redeemable preferred stock, net	(10,743)	(12,004)	1,261	(10.5)%
Net loss attributable to common stockholders	$(23,507)	$(4,774)	$(18,733)	392.4%
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
During the first quarter of 2026, we recorded approximately $1.4 million of interest patronage from Farm Credit related to interest accrued during 2025, as compared to approximately $1.7 million of interest patronage recorded during the prior-year period that related to interest accrued during 2024. In total, 2025 interest patronage resulted in a 21.0% reduction (approximately 95 basis points) to the interest rate of such borrowings.
Interest expense decreased primarily due to reduced overall borrowings. The weighted-average principal balance of our aggregate borrowings (excluding our cumulative term preferred stock) outstanding for the three and six months ended June 30, 2026, was approximately $473.5 million and $476.8 million, respectively, as compared to approximately $499.8 million and $503.8 million for the respective prior-year periods. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the weighted-average interest rate charged on our aggregate borrowings for the three and six months ended June 30, 2026, was 3.83% and 3.82%, respectively, as compared to 3.81% and 3.80% for the respective prior-year periods.
During the six months ended June 30, 2026, we paid aggregate distributions on the Series D Term Preferred Stock of approximately $243,000, as compared to approximately $1.5 million during the prior-year period. The Series D Term Preferred Stock was redeemed in full on January 30, 2026.

During the six months ended June 30, 2026, we recorded a net capital loss, primarily driven by the removal of permanent plantings and the disposition of certain irrigation equipment and other farm improvements. This loss was partially offset by a net gain recognized during the three months ended June 30, 2026, on the disposition of certain irrigation equipment and other farm improvements. During the six months ended June 30, 2025, we recorded a net capital gain, primarily driven by the sale of five farms in Florida and two farms in Nebraska, resulting in an aggregate net gain of approximately $15.7 million. This gain was partially offset by a loss recognized during the three months ended June 30, 2025, related to the removal of permanent plantings and the disposition of certain irrigation equipment and other farm improvements.
The property and casualty loss recorded during the six months ended June 30, 2026, was primarily the result of freeze damage to a portion of an orange grove in Florida. The property and casualty recovery recorded during the six months ended June 30, 2025, was the result of an adjustment to the original property and casualty loss recorded during the year ended December 31, 2024, due to damage caused to certain permanent plantings on a farm in Georgia due to Hurricane Helene. After further inspection of the property, it was determined that the damage was not as extensive as originally estimated, resulting in an adjustment to our original estimate.
During the three and six months ended June 30, 2026, we recognized income (loss) from investments in unconsolidated entities of ours that convey water to certain of our farms of approximately $73,000 and $(117,000), respectively, as compared to $(51,000) and $(186,000) for the respective prior-year periods. The fluctuations in revenue and expense attributable to these unconsolidated entities is primarily driven by miscellaneous property operating costs incurred by these unconsolidated entities and the respective properties’ reimbursements of such costs incurred.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under various credit facilities), and issuances of additional equity securities. Our current available liquidity is approximately $124.4 million, consisting of approximately $5.8 million in cash on hand and, based on the current level of collateral pledged, approximately $118.6 million of availability under various credit facilities (subject to compliance with covenants). In addition, we currently have certain properties recently valued at a total of approximately $112.0 million that are unencumbered and eligible to be pledged as collateral.
Approximately 95.7% of our borrowings are currently at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate of 3.45% for another 2.3 years. In addition, the weighted-average remaining term of our notes and bonds payable is approximately 6.1 years. As such, with respect to our current borrowings, we have experienced minimal impact from increased interest rates in recent years, and we believe we are well-protected against a prolonged high rate environment. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near- and long-term debt obligations and operating expenses.
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
Operating Commitments and Obligations
Operating Obligations

In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as of June 30, 2026 (dollars in thousands):

Farm Location(s)	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Net Amount Expended or Accrued as of June 30, 2026
Monterey, CA	329	$1,100	(2)	Q4 2026	$252
Hartley, TX	2,219	1,300	(2)	Q4 2030	1,190
Franklin & Grant, WA, & Umatilla, OR	1,126	4,447	(2)	Q4 2032	3,494
Wicomico & Caroline, MD, and Sussex, DE	833	155		Q3 2034	47
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
In connection with certain farms acquired through a leasehold interest, we assumed certain ground lease arrangements under which we are the lessee. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of June 30, 2026, are as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining six months ending December 31:	2026	40
For the fiscal years ending December 31:	2027	100
	2028	100
	2029	100
	2030	100
	Thereafter	658
Total undiscounted lease payments		1,098
Less: imputed interest		(376)
Present value of lease payments		$722
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income) of approximately $26,000 and $53,000 for the three and six months ended June 30, 2026 and 2025, respectively.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net change in cash from:
Operating activities	$29,226	$8,416	$20,810	247.3%
Investing activities	(526)	57,395	(57,921)	(100.9)%
Financing activities	(33,326)	(53,605)	20,279	(37.8)%
Net change in Cash and cash equivalents	$(4,626)	$12,206	$(16,832)	(137.9)%
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

Investing Activities
The change in cash from investing activities was primarily due to proceeds received from the sale of certain farms in Florida and Nebraska in the prior year, whereas we did not sell any farms during the six months ended June 30, 2026.
Financing Activities
The change in cash from financing activities was primarily due to an increase in net proceeds from common stock issuances of approximately $50.8 million and an increase in aggregate net borrowings of approximately $43.6 million, partially offset by the redemption of all outstanding shares of our Series D Term Preferred Stock in January 2026 for approximately $60.4 million and cash paid to redeem certain preferred securities of approximately $12.0 million.
Debt Capital
MetLife Facility
As amended, our credit facility with MetLife currently consists of $75.0 million of revolving equity lines of credit and an aggregate of $175.0 million of term notes (the “MetLife Facility”). We currently have $20.5 million outstanding under the lines of credit and approximately $34.4 million outstanding on the term notes. While $195.1 million of the full commitment amount under the MetLife Facility remains undrawn, based on the level of collateral pledged, we currently have approximately $69.6 million of availability under the MetLife Facility. The revolving equity lines of credit mature on December 15, 2033, and the draw period for both term notes expires on December 31, 2026, after which MetLife has no obligation to disburse any additional undrawn funds under the term notes.
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
Off-Balance Sheet Arrangements
As of June 30, 2026, we did not have any material off-balance sheet arrangements.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and six months ended June 30, 2026 and 2025 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and, if and when outstanding, OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(8,460)	$(7,878)	$(12,764)	$7,230
Less: Aggregate dividends declared on and gains on or charges related to extinguishment of cumulative redeemable preferred stock, net(1)	(5,063)	(6,002)	(10,743)	(12,004)
Net loss attributable to common stockholders	$(13,523)	$(13,880)	$(23,507)	$(4,774)
Plus: Real estate and intangible depreciation and amortization	7,886	8,374	18,255	16,803
(Less) plus: (Gains) losses on dispositions of real estate assets, net	(438)	2,149	21	(13,261)
Plus: Impairment charges	4,194	—	5,078	—
Adjustments for unconsolidated entities(2)	(49)	11	9	25
FFO available to common stockholders	$(1,930)	$(3,346)	$(144)	$(1,207)
(Less) plus: Acquisition- and disposition-related (credits) expenses, net	(5)	(28)	26	(7)
Plus (less): Other nonrecurring charges (receipts), net(3)	274	(188)	400	(15)
CFFO available to common stockholders	$(1,661)	$(3,562)	$282	$(1,229)
Net rent adjustment	773	(153)	1,969	(945)
Plus: Amortization of debt issuance costs	126	216	274	581
(Less) plus: Other non-cash (receipts) charges, net(4)	(823)	49	(1,006)	178
AFFO available to common stockholders	$(1,585)	$(3,450)	$1,519	$(1,415)

Weighted-average shares of common stock outstanding—basic and diluted	42,911,176	36,184,658	41,889,429	36,184,658

FFO per weighted-average common share—basic and diluted	$(0.04)	$(0.09)	$—	$(0.03)
CFFO per weighted-average common share—basic and diluted	$(0.04)	$(0.10)	$0.01	$(0.03)
AFFO per weighted-average common share—basic and diluted	$(0.04)	$(0.10)	$0.04	$(0.04)

Distributions declared per common share	$0.14	$0.14	$0.28	$0.28
(1)Includes (i) cash dividends paid on our cumulative redeemable preferred stock and (ii) the net gain (loss) recognized as a result of shares of cumulative redeemable preferred stock that were redeemed during the respective periods.
(2)Represents our pro-rata share of depreciation expense recorded in unconsolidated entities during the respective periods.
(3)Consists primarily of (i) for 2026 only, the write-off of certain unallocated costs related to a prior universal registration statement, (ii) net property and casualty losses (recoveries) recorded and the cost of related repairs expensed as a result of damage to improvements on certain of our farms caused by certain non-recurring events, (iii) for 2026 only, costs incurred during the three months ended March 31, 2026, related to the redemption of our Series D Term Preferred Stock, (iv) one-time legal costs incurred related to certain corporate organizational matters, and (v) for 2025 only, the capital gains fee and subsequent adjustment recorded during the six months ended June 30, 2025, which was not due until after the end of the fiscal year and was subject to further adjustment throughout the remainder of the year.

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
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market-sensitive instruments. The primary market risk that we believe we are and will be exposed to is interest rate risk. Certain of our existing leases contain escalations based on market indices, such as the CPI, and while very little of our existing borrowings are subject to variable interest rates, the interest rates on the majority of our fixed-rate borrowings are fixed for a finite period before converting to variable rate. Although we seek to mitigate this risk by including certain provisions in many of our leases, such as escalation clauses or adjusting the rent to prevailing market rents at various intervals, these features do not eliminate this risk.
Currently, over 95.7% of our borrowings are at fixed rates, and on a weighted-average basis, these rates are fixed at an effective interest rate (after interest patronage) of 3.45% for another 2.3 years. As such, with respect to our current borrowings, we believe fluctuations in interest rates would have a minimal impact on our net income. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. As of June 30, 2026, the fair value of our fixed-rate borrowings outstanding was approximately $449.3 million.
The following table summarizes the hypothetical change in fair value of our fixed-rate borrowings at June 30, 2026, if market interest rates had been one or two percentage points lower or higher than those rates in place as of June 30, 2026 (dollars in thousands):

Change in Market Interest Rates	Carrying Value(1)	Fair Value	Difference
2% decrease	$466,666	462,374	$(4,292)
1% decrease	466,666	455,700	(10,966)
No change	466,666	449,290	(17,376)
1% increase	466,666	443,150	(23,516)
2% increase	466,666	437,247	(29,419)
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 11, 2025, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our Series B Preferred Stock and up to $35.0 million of our Series C Preferred Stock under the 2025 Repurchase Program. The Board of Directors’ authorization of the 2025 Repurchase Program did not obligate us to acquire any particular amount of securities. The 2025 Share Repurchase Program expired on July 10, 2026. Under the 2025 Repurchase Program, repurchases were implemented through open market transactions on U.S. exchanges and/or in privately-negotiated transactions facilitated by a third-party broker acting as agent for us in accordance with applicable securities laws. All repurchases were made during applicable trading window periods or pursuant to applicable Rule 10b5-1 trading plans.
The following table provides information with respect to our purchases of our Series B Preferred Stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2026	35,677	$20.67	35,677	$18,477,453
May 2026	46,800	20.99	46,800	17,494,958
June 2026	60,713	20.79	60,713	16,232,571
Total	143,190	$20.83	143,190	$16,232,571
(1)Excludes commissions and transaction costs.
The following table provides information with respect to our purchases of our Series C Preferred Stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2026	77,107	$20.19	77,107	$31,760,798
May 2026	106,966	20.73	106,966	29,543,482
June 2026	92,050	20.49	92,050	27,657,634
Total	276,123	$20.50	276,123	$27,657,634
(1)Excludes commissions and transaction costs.
See Notes 10, “Equity—Repurchase Program,” and 13, “Subsequent Events,” within the accompanying notes to our condensed consolidated financial statements for additional information regarding our 2025 Repurchase Program and 2026 Repurchase Program, respectively.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
None. Without limiting the generality of the foregoing, during the three months ended June 30, 2026, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2026 and 2025; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: August 11, 2026	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: August 11, 2026	By:	/s/ David Gladstone
David Gladstone
President, Chief Executive Officer, and Chairman of the Board of Directors