Form 10-Q
period 2026-09-30
GLADSTONE LAND Corp
filed 2026-11-10
CIK 1495240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 9, 2026, was 43,292,846.

GLADSTONE LAND CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Real estate, at cost	$1,244,213	$1,297,013
Less: accumulated depreciation	(209,351)	(198,261)
Total real estate, net	1,034,862	1,098,752
Lease intangibles, net	2,837	3,129
Real estate and related assets held for sale, net	28,536	—
Cash and cash equivalents	5,012	27,177
Crop inventory	9,359	1,663
Investments in water assets	42,092	41,549
Other assets, net	59,018	66,902
TOTAL ASSETS	$1,181,716	$1,239,172

LIABILITIES AND EQUITY
LIABILITIES:
Borrowings under lines of credit	$37,100	$200
Notes and bonds payable, net	454,019	473,435
Series D cumulative term preferred stock, net, $0.001 par value, $25.00 per share liquidation preference; 0 shares authorized, issued, or outstanding as of September 30, 2026; 2,415,000 shares authorized, issued, and outstanding as of December 31, 2025	—	60,341
Accounts payable and accrued expenses	15,060	22,005
Due to related parties, net	2,720	2,844
Other liabilities, net	7,780	10,061
Total Liabilities	516,679	568,886
Commitments and contingencies (Note 9)
EQUITY:
Series B cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 5,989,999 shares authorized, 5,489,999 shares issued and outstanding as of September 30, 2026; 6,340,889 shares authorized, 5,840,889 shares issued and outstanding as of December 31, 2025	5	6
Series C cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 9,500,301 shares authorized, 9,305,720 shares issued and outstanding as of September 30, 2026; 10,149,444 shares authorized, 9,954,863 shares issued and outstanding as of December 31, 2025	9	10
Series E cumulative redeemable preferred stock, $0.001 par value, $25.00 per share liquidation preference; 15,928,690 shares authorized, 183,126 shares issued and outstanding as of September 30, 2026; 15,994,050 shares authorized, 248,486 shares issued and outstanding as of December 31, 2025	—	—
Common stock, $0.001 par value; 68,581,010 shares authorized, 43,292,846 shares issued and outstanding as of September 30, 2026; 65,100,617 shares authorized, 38,014,918 shares issued and outstanding as of December 31, 2025	43	38
Additional paid-in capital	899,167	870,847
Distributions in excess of accumulated earnings	(240,746)	(205,511)
Accumulated other comprehensive income	6,559	4,896
Total Equity	665,037	670,286
TOTAL LIABILITIES AND EQUITY	$1,181,716	$1,239,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
OPERATING REVENUES:
Lease revenue, net	$28,507	$17,736	$55,661	$46,835
Crop sales	2,939	—	5,021	—
Other operating revenue	25	49	33	50
Total operating revenues	31,471	17,785	60,715	46,885
OPERATING EXPENSES:
Depreciation and amortization	7,369	8,395	25,624	25,198
Property operating expenses	2,428	1,383	6,150	3,753
Cost of sales	—	—	(414)	—
Base management fee	1,937	1,992	5,827	6,040
Incentive fee	3,174	—	3,174	—
Administration fee	693	650	2,136	1,863
General and administrative expenses	611	556	2,239	1,760
Impairment charge	2,193	316	7,272	316
Total operating expenses	18,405	13,292	52,008	38,930
Incentive fee waiver	(3,174)	—	(3,174)	—
Total operating expenses, net of credits to fees	15,231	13,292	48,834	38,930
OTHER INCOME (EXPENSE):
Other income	30	79	1,511	2,298
Interest expense	(4,969)	(4,850)	(14,358)	(15,004)
Dividends declared on cumulative term preferred stock	—	(755)	(243)	(2,264)
(Loss) gain on dispositions of real estate assets, net	(185)	3,062	(207)	16,323
Property and casualty (loss) recovery, net	—	—	(115)	137
(Loss) gain from investments in unconsolidated entities	(91)	58	(209)	(128)
Total other (expense) income, net	(5,215)	(2,406)	(13,621)	1,362
NET INCOME (LOSS)	11,025	2,087	(1,740)	9,317
Dividends declared on cumulative redeemable preferred stock	(5,687)	(6,002)	(17,537)	(18,006)
Gain on extinguishment of cumulative redeemable preferred stock, net	777	—	1,884	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,115	$(3,915)	$(17,393)	$(8,689)

NET INCOME (LOSS) PER COMMON SHARE:
Basic and diluted	$0.14	$(0.11)	$(0.41)	$(0.24)
WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	43,174,454	36,190,889	42,322,478	36,186,758

NET INCOME (LOSS)	$11,025	$2,087	$(1,740)	$9,317
Change in fair value related to interest rate hedging instruments	1,236	(409)	1,663	(2,583)
COMPREHENSIVE INCOME (LOSS)	$12,261	$1,678	$(77)	$6,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2026
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at June 30, 2026	5,658,577	$6	9,593,965	$10	210,726	$—	43,136,573	$43	$908,539	$(240,810)	$5,323	$673,111
Redemptions of Series B Preferred Stock, net	(168,578)	(1)	—	—	—	—	—	—	(3,750)	220	—	(3,531)
Redemptions of Series C Preferred Stock, net	—	—	(288,245)	(1)	—	—	—	—	(6,537)	564	—	(5,974)
Redemptions of Series E Preferred Stock, net	—	—	—	—	(27,600)	—	—	—	(614)	(7)	—	(621)
Issuances of common stock, net	—	—	—	—	—	—	156,273	—	1,529	—	—	1,529
Net income	—	—	—	—	—	—	—	—	—	11,025	—	11,025
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(5,687)	—	(5,687)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(6,051)	—	(6,051)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	1,236	1,236
Balance at September 30, 2026	5,489,999	$5	9,305,720	$9	183,126	$—	43,292,846	$43	$899,167	$(240,746)	$6,559	$665,037

	Nine Months Ended September 30, 2026
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value	No. of Shares	Par Value
Balance at December 31, 2025	5,840,889	$6	9,954,863	$10	248,486	$—	38,014,918	$38	$870,847	$(205,511)	$4,896	$670,286
Redemptions of Series B Preferred Stock, net	(350,890)	(1)	—	—	—	—	—	—	(7,804)	507	—	(7,298)
Redemptions of Series C Preferred Stock, net	—	—	(649,143)	(1)	—	—	—	—	(14,723)	1,408	—	(13,316)
Issuances of Series E Preferred Stock, net	—	—	—	—	—	—	—	—	(3)	—	—	(3)
Redemptions of Series E Preferred Stock, net	—	—	—	—	(65,360)	—	—	—	(1,454)	(31)	—	(1,485)
Issuances of common stock, net	—	—	—	—	—	—	5,277,928	5	52,304	—	—	52,309
Net loss	—	—	—	—	—	—	—	—	—	(1,740)	—	(1,740)
Dividends—cumulative redeemable preferred stock	—	—	—	—	—	—	—	—	—	(17,537)	—	(17,537)
Distributions—OP Units and common stock	—	—	—	—	—	—	—	—	—	(17,842)	—	(17,842)
Comprehensive income attributable to the Company	—	—	—	—	—	—	—	—	—	—	1,663	1,663
Balance at September 30, 2026	5,489,999	$5	9,305,720	$9	183,126	$—	43,292,846	$43	$899,167	$(240,746)	$6,559	$665,037

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

The accompanying notes are an integral part of these condensed consolidated financial statements

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,740)	$9,317
Adjustments to reconcile net (loss) income to net provided by operating activities:
Depreciation and amortization	25,624	25,198
Impairment charge	7,272	316
Amortization of debt issuance costs	459	801
Straight-line rent adjustment	1,638	(1,235)
Amortization of deferred rent assets and liabilities, net	5,926	9,075
Amortization of right-of-use assets from operating leases and operating lease liabilities, net	75	74
Loss from investments in unconsolidated entities	209	128
Loss (gain) on dispositions of real estate assets, net	207	(16,323)
Property and casualty loss (recovery), net	115	(137)
Changes in operating assets and liabilities:
Crop inventory	(7,051)	(6,379)
Investments in water assets	(678)	(909)
Other assets, net	(4,408)	(5,056)
Accounts payable and accrued expenses	(1,799)	(12,574)
Due to related parties, net	(124)	(279)
Other liabilities, net	(2,115)	(5,637)
Net cash provided by (used in) operating activities	23,610	(3,620)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on existing real estate assets	(1,150)	(6,063)
Contributions to unconsolidated real estate entities	(74)	—
Proceeds from dispositions of real estate assets, net	4,273	82,465
Net cash provided by investing activities	3,049	76,402
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	87,300	—
Repayments of lines of credit	(50,400)	(3,400)
Borrowings from notes and bonds payable	—	10,600
Repayments of notes and bonds payable	(19,757)	(54,705)
Payments of financing fees	(443)	(114)
Redemption of cumulative term preferred stock	(60,375)	—
Proceeds from issuance of common equity	52,896	1,140
Offering costs	(562)	(20)
Redemptions of cumulative redeemable preferred stock	(22,099)	(31)
Dividends paid on cumulative redeemable preferred stock	(17,542)	(18,006)
Distributions paid on common stock	(17,842)	(15,209)
Net cash used in financing activities	(48,824)	(79,745)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,165)	(6,963)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,177	18,275
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,012	$11,312

NON-CASH INVESTING AND FINANCING INFORMATION:
Real estate additions included in Accounts payable and accrued expenses	$608	$878
Financing fees included in Accounts payable and accrued expenses	54	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLADSTONE LAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BUSINESS AND ORGANIZATION
Business and Organization
Gladstone Land Corporation (“we,” “us,” or the “Company”) is an agricultural real estate investment trust (“REIT”) that was re-incorporated in Maryland on March 24, 2011, having been originally incorporated in California on June 14, 1997. We are primarily in the business of owning and leasing farmland, including through lease structures with a variable rent component based on the gross revenues generated from certain farms in lieu of fixed base rent. From time to time, and on a temporary basis, we may also directly operate certain of our farms via management agreements with third-party operators and/or through a taxable REIT subsidiary (“TRS”). As of September 30, 2026, we owned 142 farms totaling 98,065 acres across 14 states in the U.S. and 55,657 acre-feet of water assets in California. In addition, as of September 30, 2026, two of our properties (comprising four farms) were being directly operated by us.
We conduct substantially all of our operations through a subsidiary, Gladstone Land Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. As we currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the common units of limited partnership interest in the Operating Partnership (“OP Units”), the financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of each of September 30, 2026, and December 31, 2025, the Company owned all of the outstanding OP Units.
Gladstone Land Advisers, Inc. (“Land Advisers”), a Delaware corporation and an indirect wholly-owned subsidiary of ours, was created to collect any non-qualifying income related to our real estate portfolio and to perform certain small-scale farming business operations. We have elected for Land Advisers to be taxed as a TRS of ours. Since we currently indirectly own all of the voting securities of Land Advisers, its financial position and results of operations are consolidated within our financial statements. For the nine months ended September 30, 2026, and for the tax year ended December 31, 2025, there was no taxable income or loss from Land Advisers, nor did we have any undistributed REIT taxable income.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The interim financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2026, and as amended on April 7, 2026 (collectively, the “Form 10-K”). The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Reclassifications

Certain line items on the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2025, have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously-reported stockholders’ equity, net income, or net change in cash and cash equivalents.
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
Pretax income (loss) from foreclosure properties was approximately $1.8 million and $2.1 million during the three and nine months ended September 30, 2026, respectively, as compared to approximately ($1.0 million) and ($2.6 million) during the three and nine months ended September 30, 2025, respectively. We currently expect foreclosure properties to generate an overall tax loss for the year ending December 31, 2026; accordingly, we did not record any federal or state income tax expense (current or deferred) during the three or nine months ended September 30, 2026 or 2025.
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
Our Chief Operating Decision Maker (“CODM”) is our President and Chief Executive Officer. Our CODM assesses performance and allocates resources for our single reportable segment based on net income. Significant segment expenses regularly provided to our CODM are the expense line items presented on the face of the Condensed Consolidated Statements of Operations and Comprehensive Income, and the measure of segment assets is total assets as reported on our Condensed Consolidated Balance Sheets. The CODM will sometimes reference other metrics, including net operating income.
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
NOTE 3. REAL ESTATE AND INTANGIBLE ASSETS
All of our properties are wholly-owned on a fee-simple basis, except where noted. The following table summarizes certain information about the 142 farms we owned as of September 30, 2026 (dollars in thousands, except for footnotes):

Location	No. of Farms	Total Acres	Farm Acres	Acre-feet of Water Assets	Net Cost Basis(1)	Encumbrances(2)
California(3)(4)(5)	63	34,845	32,321	55,657	$792,516	$373,927
Florida	16	9,789	8,086	0	107,783	41,897
Washington(6)	6	2,520	2,004	0	48,103	14,136
Arizona(6)(7)	6	6,320	5,333	0	41,903	13,075
Colorado	10	31,448	24,513	0	37,155	8,011
Oregon(8)	6	898	736	0	28,421	10,379
Nebraska	7	5,223	4,949	0	19,703	10,182
Michigan	12	1,245	778	0	14,135	8,239
Texas	1	3,667	2,219	0	9,237	3,634
Maryland	6	987	863	0	7,744	3,948
South Carolina	3	597	447	0	3,294	2,000
Georgia	2	230	175	0	2,163	1,505
New Jersey	3	116	101	0	1,980	1,128
Delaware	1	180	140	0	1,250	634
	142	98,065	82,665	55,657	$1,115,387	$492,695
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
(2)Excludes approximately $1.6 million of debt issuance costs related to notes and bonds payable, included in Notes and bonds payable, net on the accompanying Condensed Consolidated Balance Sheets.
(3)Includes ownership in a special-purpose LLC that owns a pipeline conveying water to certain of our properties. As of September 30, 2026, this investment had a net carrying value of approximately $804,000 and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
(4)Includes eight acres in which we own a leasehold interest via a ground lease with a private individual that expires in December 2040 and five acres in which we own a leasehold interest via a ground sublease with a California municipality that expires in December 2041. As of September 30, 2026, these two ground leases had a net cost basis of approximately $584,000 and are included in Lease intangibles, net on the accompanying Condensed Consolidated Balance Sheets.
(5)Includes 48,309 acre-feet of water stored with Semitropic Water Storage District, located in Kern County, California; 7,272 surplus water credits in certain of our accounts with Westlands Water District, located in Fresno County, California; and 76 acre-feet of water stored with Belridge Water Storage District, located in Kern County, California. See Note 5, “Investments in Water Assets,” for additional information.
(6)Includes certain properties classified as held for sale as of September 30, 2026. See “Real Estate Held for Sale” below for additional information.
(7)Includes two farms consisting of 1,368 total acres and 1,221 farm acres in which we own leasehold interests via two ground leases with the State of Arizona that expire in February 2032 and February 2035, respectively. As of September 30, 2026, the aggregate net cost basis of these ground leases was zero.
(8)Includes ownership in a special-purpose LLC that owns certain irrigation infrastructure that provides water to two of our farms. As of September 30, 2026, this investment had a net carrying value of approximately $4.8 million and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Real Estate
The following table sets forth the components of our investments in tangible real estate assets as of September 30, 2026, and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Real estate:
Land and land improvements	$696,584	$717,407
Permanent plantings	343,253	345,508
Irrigation and drainage systems	142,976	170,294
Farm-related facilities	47,052	48,789
Other site improvements	14,348	15,015
Real estate, at cost	1,244,213	1,297,013
Accumulated depreciation	(209,351)	(198,261)
Total real estate, net	$1,034,862	$1,098,752
Real estate depreciation expense on these tangible assets was approximately $7.3 million and $25.3 million for the three and nine months ended September 30, 2026, respectively, and approximately $8.3 million and $24.8 million for the three and nine months ended September 30, 2025, respectively.
Intangible Assets and Liabilities

The following table summarizes the carrying values of certain lease intangible assets and the related accumulated amortization as of September 30, 2026, and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Lease intangibles:
Leasehold interest – land	$797	$797
In-place lease values	1,744	1,744
Leasing costs	2,138	2,139
Other(1)	117	117
Lease intangibles, at cost	4,796	4,797
Accumulated amortization	(1,959)	(1,668)
Lease intangibles, net	$2,837	$3,129
(1)Other includes tenant relationships and acquisition-related costs allocated to miscellaneous lease intangibles.
Total amortization expense related to these lease intangible assets was approximately $97,000 and $292,000 for the three and nine months ended September 30, 2026, respectively, and approximately $103,000 and $357,000 for the three and nine months ended September 30, 2025, respectively.
The following table summarizes the carrying values of certain lease intangible assets or liabilities (excluding those related to real estate held for sale) included in Other assets, net or Other liabilities, net, respectively, on the accompanying Condensed Consolidated Balance Sheets and the related accumulated amortization or accretion, respectively, as of September 30, 2026, and December 31, 2025 (dollars in thousands):

	September 30, 2026		December 31, 2025
Intangible Asset or Liability	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion	Deferred Rent Asset (Liability)	Accumulated (Amortization) Accretion
Above-market lease values(1)	$695	$(278)	$695	$(274)
Below-market lease values(2)	(1,371)	798	(1,371)	697
Lease incentives and other deferred revenue, net(3)	13,529	(7,036)	13,365	(1,012)
	$12,853	$(6,516)	$12,689	$(589)
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
Total amortization related to above-market lease values was approximately $1,000 and $4,000 for the three and nine months ended September 30, 2026, respectively, and approximately $19,000 and $58,000 for the three and nine months ended September 30, 2025, respectively. Total accretion related to below-market lease values was approximately $34,000 and $101,000 for the three and nine months ended September 30, 2026, respectively, and approximately $34,000 and $101,000 for the three and nine months ended September 30, 2025, respectively. Total net amortization related to lease incentives and other deferred revenue, net was approximately $2.0 million and $6.0 million for the three and nine months ended September 30, 2026, respectively, and approximately $3.0 million and $9.1 million for the three and nine months ended September 30, 2025, respectively.
Acquisitions
We did not acquire any new farms during the three or nine months ended September 30, 2026 or 2025.
Property Sales
2026 Property Sales
In July 2026, we completed the sale of two farms in Florida totaling 617 gross acres for an aggregate sales price of approximately $3.2 million. Including closing costs, we recognized an aggregate net loss on these sales of approximately $169,000.
2025 Property Sales

In January 2025, we completed the sale of five farms in Florida totaling 5,630 gross acres for an aggregate sales price of approximately $52.5 million. Including closing costs, we recognized an aggregate net gain on these sales of approximately $14.1 million.
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
Real Estate Held for Sale
As of September 30, 2026, we had two properties (consisting of five farms) classified as held for sale: one property (consisting of four farms) located in Yuma County, Arizona, and one property (consisting of one farm) located in Walla Walla County, Washington. As of September 30, 2026, these properties had an aggregate net cost basis of approximately $28.5 million. We did not have any properties classified as held for sale as of December 31, 2025.
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
As of September 30, 2026, our aggregate ownership interest in the Fresno LLC and the Umatilla LLC was 50.0% and 20.5%, respectively. As our investments in the Fresno LLC and Umatilla LLC are both deemed to constitute “significant influence,” we have accounted for these investments under the equity method.
We recorded an aggregate (loss) gain of approximately $(91,000) and $(209,000) during the three and nine months ended September 30, 2026, respectively, and approximately $58,000 and $(128,000) during the three and nine months ended September 30, 2025, respectively (included in Loss from investments in unconsolidated entities on our Condensed Consolidated Statements of Operations and Comprehensive Income), which represents our pro-rata share of the aggregate loss recognized by the Fresno LLC and Umatilla LLC. As of September 30, 2026, and December 31, 2025, our combined ownership interest in the Fresno LLC and the Umatilla LLC had an aggregate carrying value of approximately $5.6 million and $5.7 million, respectively, and is included within Other assets, net on the accompanying Condensed Consolidated Balance Sheets.
Portfolio Concentrations
Credit Risk
As of September 30, 2026, our farms were leased to various unrelated third-party tenants, with certain tenants leasing more than one farm. During the nine months ended September 30, 2026, two unrelated third-party tenants, collectively leasing nine farms under leases expiring in 2027 or later, accounted for approximately $9.5 million (17.1%) and $5.6 million (10.0%), respectively, of our total lease revenue. If either tenant fails to make rental payments or terminates their leases prior to their scheduled expirations (and we are unable to re-lease the farms on satisfactory terms), there could be a material adverse effect on our financial performance. No other individual tenant accounted for more than 10% of our total lease revenue for the nine months ended September 30, 2026.
Geographic Risk
Farms located in California and Florida accounted for approximately $41.7 million (74.9%) and $6.6 million (12.0%), respectively, of the total lease revenue recorded during the nine months ended September 30, 2026. We seek to continue to further diversify geographically, as may be desirable or feasible. If an unexpected natural disaster (such as an earthquake, wildfire, flood, or hurricane) occurs or climate change impacts the regions where our properties are located, there could be a material adverse effect on our financial performance and ability to continue our operations. To date, none of our farms have been materially impacted by natural disasters. See “—Southeastern U.S. Hurricanes” below for a discussion of damage to certain farms caused by the hurricanes that occurred in the Southeastern U.S. in September and October 2024. Besides California and Florida, no other single state accounted for more than 10.0% of our lease revenue recorded during the nine months ended September 30, 2026.
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
Impairment
We evaluate our entire portfolio each quarter for any indicators of impairment and perform impairment analyses on those properties for which indicators of impairment have been identified. If the analysis indicates that a property’s carrying value may not be recoverable, an impairment loss is recognized equal to the amount by which the carrying value exceeds the property’s fair value. During the three months ended September 30, 2026, we recognized aggregate impairment charges of approximately $2.2 million related to two properties: one in Yuma County, Arizona (consisting of four farms), and one in Walla Walla County, Washington (consisting of one farm). During the nine months ended September 30, 2026, we recognized aggregate impairment charges of approximately $7.3 million related to the two aforementioned properties, as well as one additional property in St. Lucie County, Florida (consisting of two farms). The impairment charges were recorded to reduce the carrying values of these properties to their respective agreed-upon purchase prices pursuant to the related purchase and sale agreements, less estimated closing costs.
During the three and nine months ended September 30, 2025, we recognized an impairment charge of approximately $316,000 on one property (consisting of two farms) located in St. Lucie County, Florida, due to the estimated fair value being lower than the carrying value. Our estimate of fair value was determined based on the expected sales price per an agreement entered into subsequent to September 30, 2025.
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
As of September 30, 2026, and December 31, 2025, we had incurred approximately $9.4 million and $1.7 million, respectively, of growing costs related to crops to be harvested during 2026. These costs primarily relate to irrigation, pest management, fertilization, and labor and have been capitalized as crop inventory. Crop inventory is stated at the lower of cost or net realizable value. As the related crops are harvested and sold later in 2026 and throughout 2027, the associated costs will be recognized as cost of sales. We expect to incur additional costs related to harvesting and post-harvest handling, which will likewise be expensed to the cost of sales at the time of sale.
Crop Sales
Revenue from the sale of crops and the related cost of sales for the three and nine months ended September 30, 2026, are shown in the following table (dollars in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Crop sales(1)(2)	$2,939	$5,021
Cost of sales(1)(3)	—	(414)
(1)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The majority of this revenue relates to a grower partner bonus associated with the 2025 pistachio crop, which is recognized as the amount becomes determinable and collectible. The related growing costs for this crop were previously expensed during the three months ended December 31, 2025.
(3)Reflective of a change in estimate, as the actual water and utility usage during the 2025 crop year was lower than previously estimated.
In addition, during the nine months ended September 30, 2026, we completed the harvest of the remaining orange crop on a farm in St. Lucie County, Florida, following the early termination of the prior tenant’s lease. The results of these operations are included in the table above. We did not recognize any crop sales revenue or related costs during the three or nine months ended September 30, 2025.
NOTE 5. INVESTMENTS IN WATER ASSETS

The following table sets forth the components of our investments in water assets as of September 30, 2026, and December 31, 2025 (dollars in thousands; see the description that follows for certain defined terms and additional information on each component):

	As of September 30, 2026		As of December 31, 2025
	Acre-feet	Cost Basis	Acre-feet	Cost Basis
SWSD banked water	48,309	$35,537	48,309	$35,537
WWD groundwater credits – 50/50 Program	2,660	746	2,660	746
WWD groundwater credits – Other agreements	4,612	900	4,563	884
BWSD banked water	76	18	—	—
Long-term water assets	55,657	37,201	55,532	37,167
Deferred water assets(1)	(1)	4,891	(1)	4,382
Investments in water assets(2)	55,657	$42,092	55,532	$41,549
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

To date, water delivered under these agreements has been stored in our water bank located within the WWD service area, and the resulting water credits have been recognized as a long-term water asset at cost. We recognized revenue related to certain of these agreements of approximately $0 and $8,000 during the three and nine months ended September 30, 2026, respectively, and $49,000 during each of the three and nine months ended September 30, 2025. These amounts are included within Other operating revenue on our Condensed Consolidated Statements of Operations and Comprehensive Income and represent the estimated fair value of water credits received in exchange for storing water on behalf of third parties during the respective periods.
BWSD Banked Water
During the nine months ended September 30, 2026, we entered into an agreement to purchase 76 acre-feet of banked water held by Belridge Water Storage District (“BWSD”), a water storage district located in Kern County, California, for approximately $18,000. This banked water was recognized at cost as a long-term water asset.
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
Impairment
We evaluate our entire portfolio of water assets each quarter for any impairment indicators and perform an impairment analysis on those select water assets that have an indication of impairment. If this analysis indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. As of September 30, 2026, and December 31, 2025, we concluded that no water assets were impaired.
NOTE 6. BORROWINGS
Our borrowings as of September 30, 2026, and December 31, 2025, are summarized below (dollars in thousands):

	Carrying Value as of		As of September 30, 2026
	September 30, 2026	December 31, 2025	Stated Interest Rates(1) (Range; Wtd Avg)	Maturity Dates (Range; Wtd Avg)
Variable-rate revolving lines of credit	$37,100	$200	5.74%	12/15/2033

Notes and bonds payable:
Fixed-rate notes payable	$433,549	$453,040	2.45%–7.10%; 3.84%	10/17/2026–7/1/2051; Oct 2032
Fixed-rate bonds payable	22,046	22,312	3.13%–4.57%; 3.57%	3/13/2028–12/30/2030; Mar 2029
Total notes and bonds payable	455,595	475,352
Debt issuance costs – notes and bonds payable	(1,576)	(1,917)	N/A	N/A
Notes and bonds payable, net	$454,019	$473,435

Total borrowings, net	$491,119	$473,635
(1)Where applicable, stated interest rates are before interest patronage (as described below).
As of September 30, 2026, the above borrowings were collateralized by certain of our farms with an aggregate net book value of approximately $945.0 million. The weighted-average stated interest rate charged on the above borrowings (excluding the impact of debt issuance costs and before any interest patronage, or refunded interest) was 3.96% and 3.87% for the three and nine months ended September 30, 2026, respectively, as compared to 3.81% and 3.80% for the three and nine months ended September 30, 2025, respectively. In addition, 2025 interest patronage from our Farm Credit Notes Payable (as defined below) resulted in a 21.0% reduction (approximately 95 basis points) to the stated interest rates on such borrowings. See below under “—Farm Credit Notes Payable—Interest Patronage” for further discussion on interest patronage.
As of September 30, 2026, we were in compliance with all covenants applicable to the above borrowings.
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
The following table summarizes the pertinent terms of the MetLife Facility as of September 30, 2026 (dollars in thousands, except for footnotes):

Issuance	Aggregate Commitment		Maturity Dates	Principal Outstanding	Interest Rate Terms		Undrawn Commitment(1)
MetLife Lines of Credit	$75,000		12/15/2033	$37,100	3M Term SOFR + 2.00%	(2)	$37,900
2020 MetLife Term Note	75,000	(3)	1/5/2030	34,384	2.75%, fixed through 1/4/2030	(4)	40,616
2022 MetLife Term Note	100,000	(3)	1/5/2032	—	(4)		100,000
Totals	$250,000			$71,484			$178,516
(1)Based on the properties that were pledged as collateral under the MetLife Facility, as of September 30, 2026, the maximum additional amount we could draw under the facility was approximately $53.0 million.
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
Farmer Mac Facility
Through certain subsidiaries of our Operating Partnership, we have entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation for a secured note purchase facility (the “Farmer Mac Facility”). As amended from time to time, the Farmer Mac Facility currently provides for bond issuances up to an aggregate amount of $225.0 million. Pursuant to the Bond Purchase Agreement, as further amended in June 2023, we may issue new bonds under the Farmer Mac Facility through December 31, 2026, and the final maturity date for new bonds issued under the facility will be the date that is ten years from the applicable issuance date. We did not issue any new bonds under the Farmer Mac Facility during the nine months ended September 30, 2026.
As of September 30, 2026, we had approximately $22.0 million of bonds issued and outstanding under the Farmer Mac Facility.
Farm Credit
Farm Credit Notes Payable
From time to time since September 2014, through certain subsidiaries of our Operating Partnership, we have entered into various loan agreements (collectively, the “Farm Credit Notes Payable”) with various different Farm Credit associations (collectively, “Farm Credit”). We did not enter into any new mortgage loan agreements with Farm Credit during the nine months ended September 30, 2026.
Farm Credit Facility
On April 27, 2026, we entered into a new revolving line of credit with Farm Credit of Central Florida, ACA (“Farm Credit CFL”) that provides for borrowings of up to $37.0 million (the “Farm Credit Facility”). The Farm Credit Facility matures on April 1, 2030, and borrowings thereunder bear interest at a variable rate equal to the prime rate less 0.50%, prior to the effect of any interest patronage. The Farm Credit Facility also includes an unused commitment fee of 0.15% per annum on the undrawn portion. As of September 30, 2026, we had no amounts outstanding under the Farm Credit Facility, and, based on the level of collateral pledged, the full $37.0 million remained available to us.
Interest Patronage
Interest patronage, or refunded interest, on our borrowings from Farm Credit is generally recorded upon receipt and included in Other income in our Condensed Consolidated Statements of Operations and Comprehensive Income. Receipt of interest patronage typically occurs in the first half of the calendar year following the calendar year in which the respective interest expense is accrued. The following table provides information about interest patronage recorded during the nine months ended September 30, 2026 and 2025 related to interest accrued on the Farm Credit Notes Payable during 2025 and 2024, respectively (dollars in thousands):

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
Interest patronage is paid at Farm Credit’s discretion, and we are therefore unable to estimate the amount of interest patronage to be received, if any, related to interest accrued during 2026 on the Farm Credit Notes Payable. As of September 30, 2026, and December 31, 2025, the aggregate principal balance of the Farm Credit Notes Payable that were eligible for interest patronage was approximately $135.7 million and $144.9 million, respectively.
Debt Service – Aggregate Maturities
Scheduled principal payments of our aggregate notes and bonds payable as of September 30, 2026, for the succeeding years are as follows (dollars in thousands):

Period		Scheduled Principal Payments
For the remaining three months ending December 31:	2026	$2,573
For the fiscal years ending December 31:	2027	49,828
	2028	76,179
	2029	151,603
	2030	93,250
	Thereafter	82,162
		$455,595
Fair Value
ASC 820, “Fair Value Measurement (Subtopic 820)” (“ASC 820”), provides a definition of fair value that focuses on the exchange (exit) price of an asset or liability in the principal, or most advantageous market, and prioritizes the use of market-based inputs to the valuation. ASC 820-10 establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•Level 1 — inputs are based upon quoted prices (unadjusted) for identical assets or liabilities in active markets;
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
As of September 30, 2026, the aggregate fair value of our notes and bonds payable was approximately $437.6 million, as compared to an aggregate carrying value (excluding unamortized related debt issuance costs) of approximately $455.6 million. The fair value of our notes and bonds payable is valued using Level 3 inputs under the hierarchy established by ASC 820-10 and is calculated based on a discounted cash flow analysis, using discount rates based on management’s estimates of market interest rates on debt with comparable terms. Further, due to the revolving nature and variable interest rates applicable to the MetLife Lines of Credit, their aggregate fair value as of September 30, 2026, is deemed to approximate their aggregate carrying value of $37.1 million.
Interest Rate Swap Agreements
In order to hedge our exposure to variable interest rates, we have entered into various interest rate swap agreements in connection with certain of our mortgage financings. In accordance with these swap agreements, we will pay our counterparty a fixed interest rate on a quarterly basis and receive payments from our counterparty equal to the respective stipulated floating rates. We have adopted the fair value measurement provision for these financial instruments, and the aggregate fair value of our interest rate swap agreements is recorded in Other assets, net or Other liabilities, net, as appropriate, on our accompanying Condensed Consolidated Balance Sheets. Generally, in the absence of observable market data, we will estimate the fair value of our interest rate swaps using estimates of certain data points, including estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. In accordance with the Financial

Accounting Standards Board’s fair value measurement guidance, we have made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As of September 30, 2026, our interest rate swaps were valued using Level 2 inputs.
In addition, we have designated our interest rate swaps as cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is initially recorded in Accumulated other comprehensive income on the accompanying Condensed Consolidated Balance Sheets and subsequently reclassified into interest expense in the same period(s) affected by the hedged transaction. During the next 12 months, we estimate that an additional $1.8 million will be reclassified as a reduction to interest expense.
We had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2026, and December 31, 2025 (dollars in thousands):

Period	Number of Instruments	Aggregate Notional Amount
As of September 30, 2026	4	$62,013
As of December 31, 2025	4	63,904
The following table presents the fair value of our interest rate swaps as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025 (dollars in thousands):

		Derivative Asset (Liability) Fair Value
Derivative Type	Balance Sheet Location	September 30, 2026	December 31, 2025
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other assets, net	$6,559	$4,896
Total		$6,559	$4,896
The following table presents the amount of income (loss) recognized in comprehensive (loss) income within our condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Derivative in cash flow hedging relationship:
Interest rate swaps	$1,236	$(409)	$1,663	$(2,583)
Total	$1,236	$(409)	$1,663	$(2,583)
Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of September 30, 2026, we did not have any derivatives in a net liability position, nor have we posted any collateral related to these agreements.
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
NOTE 8. RELATED-PARTY TRANSACTIONS
Our Adviser and Administrator
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by David Gladstone, our chairman, chief executive officer, and president. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator. In addition, Michael LiCalsi, our chief administrative officer, co-general counsel, and co-secretary, also serves in the same roles for our Adviser and Administrator (in addition to serving as our Administrator’s president). Erich Hellmold, our co-general counsel and co-secretary, also serves in the same roles for our Adviser and Administrator. John Sateri, our chief investment officer, also serves in the same role for our Adviser.
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
Administration Agreement
Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our Administrator’s employees, including our chief financial officer, chief valuation officer, treasurer, chief compliance officer, chief administrative officer, co-general counsels and co-secretaries, and their respective staffs.

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
We did not pay any financing fees to Gladstone Securities during either of the three or nine months ended September 30, 2026, nor did we pay any financing fees during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we paid total financing fees to Gladstone Securities of $15,000. Through September 30, 2026, the total amount of financing fees paid to Gladstone Securities represented approximately 0.14% of the total financings secured since the Financing Arrangement Agreement has been in place.
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
No Selling Commissions or Dealer-Manager Fees were paid with respect to shares of the Series E Preferred Stock during the three or nine months ended September 30, 2026 or 2025. Selling Commissions and Dealer-Manager Fees paid to Gladstone Securities, if any, are netted against the gross proceeds received from sales of the respective securities and are included within Additional paid-in capital on the accompanying Condensed Consolidated Balance Sheets.
Related-Party Fees
The following table summarizes related-party fees paid or accrued for and reflected in our accompanying condensed consolidated financial statements (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Base management fee(1)(2)	$1,937	$1,992	$5,827	$6,040
Incentive fee(1)(2)	3,174	—	3,174	—
Incentive fee waiver(2)	(3,174)	—	(3,174)	—
Total fees to our Adviser	$1,937	$1,992	$5,827	$6,040

Administration fee(1)(2)	$693	$650	$2,136	$1,863

Financing fees(1)(3)	$—	$—	$—	$15
Total fees to Gladstone Securities	$—	$—	$—	$15
(1)Pursuant to the agreements with the respective related-party entities, as discussed above.
(2)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)Included within Notes and bonds payable, net on the Condensed Consolidated Balance Sheets and amortized into Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.
Related-Party Fees Due
Amounts due to related parties on our accompanying Condensed Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025, were as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Base management fee	$1,937	$1,967
Other, net(1)	90	58
Total due to Adviser	2,027	2,025
Administration fee	693	753
Cumulative accrued but unpaid portion of prior Administration Fees(2)	—	66
Total due to Administrator	693	819
Total due to related parties, net(3)	$2,720	$2,844
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
On April 7, 2026, we filed a new universal registration statement on Form S-3, as amended (File No. 333-294917), with the SEC (the “2026 Registration Statement”) to replace the 2023 Registration Statement. The 2026 Registration Statement, which was declared effective by the SEC on April 23, 2026, permits us to issue up to an aggregate of $1.0 billion in securities consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate or concurrent offerings of two or more securities. Through September 30, 2026, we have issued a total of 456,273 shares of common stock for gross proceeds of approximately $4.5 million under the 2026 Registration Statement.
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
No shares of the Series E Preferred Stock were sold during the three or nine months ended September 30, 2026 or 2025.
The following table provides information on shares of Series E Preferred Stock tendered for optional redemption and satisfied with cash payments during the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of shares redeemed	27,600	600	65,360	1,400
Settlement payment	$621	$13	$1,485	$31
Exclusive of redemptions, the Series E Offering resulted in total gross proceeds of approximately $6.3 million and net proceeds, after deducting Selling Commissions, Dealer-Manager Fees, and offering expenses payable by us, of approximately $5.7 million. In conjunction with the termination of the Series E Offering, during the three months ended December 31, 2025, we expensed approximately $547,000 of unamortized deferred offering costs. See Note 13, “Subsequent Events,” for redemptions completed subsequent to September 30, 2026.
Common Stock—At-the-Market Program
We had entered into equity distribution agreements (commonly referred to as “at-the-market agreements”) with Virtu Americas LLC and Ladenburg & Co. Inc., that, as amended, permitted us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $500.0 million (the “2023 ATM Program”). On April 24, 2026, we entered into new equity distribution agreements with Virtu Americas LLC and Lucid Capital Markets, LLC (each a “Sales Agent”), to replace the 2023 ATM Program and that currently permit us to sell shares of our common stock having an aggregate offering price of up to $500.0 million (the “2026 ATM Program,” and together with the 2023 ATM Program, the “ATM Program”).
The following table provides information on shares of common stock sold under the ATM Program during the three and nine months ended September 30, 2026 and 2025 (dollars in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of shares sold	156,273	122,743	5,277,928	122,743
Weighted-average offering price per share	$9.90	$9.28	$10.02	$9.28
Gross proceeds	$1,547	$1,140	$52,896	$1,140
Net proceeds(1)	$1,531	$1,128	$52,337	$1,128
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

On July 14, 2026, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our Series B Preferred Stock and up to $35.0 million of our Series C Preferred Stock (collectively, the “2026 Repurchase Program,” and together with the 2024 Repurchase Program and the 2025 Repurchase Program, the “Repurchase Program”). The Board’s authorization of the 2026 Repurchase Program expires on July 14, 2027.
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
No shares of Series B Preferred Stock or Series C Preferred Stock were repurchased under the Repurchase Program during either of the three or nine months ended September 30, 2025. The following table summarizes repurchase activity under the Repurchase Program during the three and nine months ended September 30, 2026 (dollars in thousands, except per-share amounts):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Series B Preferred Stock:
Number of shares repurchased	168,578	350,890
Gross repurchase price(1)	$3,531	$7,298
Weighted-average repurchase price per share	$20.94	$20.80
Gain on repurchase(2)	$220	$507
Series C Preferred Stock:
Number of shares repurchased	288,245	649,143
Gross repurchase price(1)	$5,974	$13,316
Weighted-average repurchase price per share	$20.72	$20.51
Gain on repurchase(2)	$564	$1,408
(1)Inclusive of broker commissions.
(2)The gain on the repurchase of cumulative redeemable preferred stock is included within Gain on extinguishment of cumulative redeemable preferred stock, net on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
See Note 13, “Subsequent Events,” for repurchase activity completed subsequent to September 30, 2026.
Non-Controlling Interests in Operating Partnership
We consolidate our Operating Partnership, which is a majority-owned partnership.  As of both September 30, 2026, and December 31, 2025, we owned 100.0% of the outstanding OP Units.
Distributions
The per-share distributions to preferred and common stockholders declared by our Board of Directors during the three and nine months ended September 30, 2026 and 2025 are reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Issuance	2026	2025	2026	2025
Series B Preferred Stock	$0.375	$0.375	$1.125	$1.125
Series C Preferred Stock	0.375	0.375	1.125	1.125
Series D Term Preferred Stock(1)(2)	—	0.312501	0.104167	0.937503
Series E Preferred Stock	0.312501	0.312501	0.937503	0.937503
Common Stock	0.1401	0.1401	0.4203	0.4203
(1)Dividends are treated similarly to interest expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The Series D Term Preferred Stock was redeemed in full on January 30, 2026.
NOTE 11. LEASE REVENUE
The following table sets forth the components of our lease revenue for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands, except for footnotes):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed lease payments(1)	$11,704	$12,278	$33,358	$38,326
Variable lease payments(2)	16,803	5,458	22,303	8,509
Lease revenue, net(3)	$28,507	$17,736	$55,661	$46,835
(1)Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the respective lease terms and includes the amortization of above-market lease values and lease incentives and the accretion of below-market lease values and other deferred revenue.
(2)Variable lease payments include participation rents, which are generally based on a percentage of the gross crop revenues earned on the farm, and reimbursements of certain property operating expenses by tenants. Participation rents are generally recognized when all contingencies have been resolved and when actual results become known or estimable, enabling us to estimate and/or measure our share of such gross revenues. During the three and nine months ended September 30, 2026, we recorded participation rents of approximately $16.8 million and $21.8 million, respectively, reimbursements of certain property operating expenses by tenants of approximately $30,000 and $456,000, respectively, and late fees of approximately $0 and $3,000, respectively. During the three and nine months ended September 30, 2025, we recorded participation rents of approximately $5.4 million and $6.0 million, respectively, reimbursements of certain property operating expenses by tenants of approximately $94,000 and $158,000, respectively, late fees of approximately $0 and $2,000, respectively, and lease termination fee income of approximately $0 and $2.4 million, respectively.
(3)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 12. EARNINGS PER SHARE OF COMMON STOCK
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025, computed using the weighted average number of common shares outstanding during the respective periods.

(Dollars in thousands, except per-share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$6,115	$(3,915)	$(17,393)	$(8,689)
Weighted average shares of common stock outstanding – basic and diluted	43,174,454	36,190,889	42,322,478	36,186,758
Income (loss) per common share – basic and diluted	$0.14	$(0.11)	$(0.41)	$(0.24)
NOTE 13. SUBSEQUENT EVENTS
Acquisition Activity
Subsequent to September 30, 2026, through the date of this filing, we acquired one farm, which is summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Acquisition Value	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Ash Road(3)	Franklin, WA	10/2/2026	180	1	Alfalfa, hay, & oats	0.3 years	None	$2,848	$42	$74
			180	1				$2,848	$42	$74
(1)Acquisitions will be accounted for as asset acquisitions in accordance with ASC 360, and the acquisition value and related purchase price allocation are preliminary and subject to change. The figures above represent only costs paid or accrued for as of the date of this filing.
(2)Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)Property was acquired in partial satisfaction of outstanding obligations owed to us by a tenant in default pursuant to a forbearance agreement.
Solar Option Agreements
In October 2026, we entered into two agreements granting a third-party solar company options to purchase up to 5,638 acres of farmland in California for potential solar energy development. The agreements have terms of five and six years, respectively, and provide for aggregate annual option payments beginning at approximately $331,000 in the first year and increasing thereafter, provided the options remain in place. The options may be exercised or terminated by the solar company at any time during their respective terms.
Repurchase Program
The following table summarizes repurchase activity under the Repurchase Program subsequent to September 30, 2026 (dollars in thousands, except per-share amounts):

Series B Preferred Stock:
Number of shares repurchased	86,067
Gross repurchase price(1)	$1,690
Weighted-average repurchase price per share	$19.63
Gain on repurchase	$225
Series C Preferred Stock:
Number of shares repurchased	96,805
Gross repurchase price(1)	$1,901
Weighted-average repurchase price per share	$19.64
Gain on repurchase	$294
(1)Inclusive of broker commissions.
Series E Redemptions
Subsequent to September 30, 2026, through the date of this filing, 14,400 shares of our Series E Preferred Stock were tendered for optional redemption, which were satisfied with aggregate cash payments of approximately $325,000.
Distributions
On October 13, 2026, our Board of Directors declared the following monthly cash distributions to holders of our preferred and common stock:

Issuance	Record Date	Payment Date	Distribution per Share
Series B Preferred Stock:	October 23, 2026	October 30, 2026	$0.125
	November 19, 2026	November 30, 2026	0.125
	December 21, 2026	December 31, 2026	0.125
Total Series B Preferred Stock Distributions:			$0.375

Series C Preferred Stock:	October 23, 2026	October 30, 2026	$0.125
	November 19, 2026	November 30, 2026	0.125
	December 21, 2026	December 31, 2026	0.125
Total Series C Preferred Stock Distributions:			$0.375

Series E Preferred Stock:	October 28, 2026	November 5, 2026	$0.104167
	November 25, 2026	December 4, 2026	0.104167
	December 28, 2026	January 5, 2027	0.104167
Total Series E Preferred Stock Distributions:			$0.312501

Common Stock:	October 23, 2026	October 30, 2026	$0.0467
	November 19, 2026	November 30, 2026	0.0467
	December 21, 2026	December 31, 2026	0.0467
Total Common Stock Distributions			$0.1401
Resignation of Director
On October 22, 2026, Walter H. Wilkinson Jr. resigned from our Board of Directors, effective immediately. Following Mr. Wilkinson’s resignation, the Board of Directors elected George “Chip” Stelljes, III to succeed Mr. Wilkinson as Lead Independent Director and fixed the number of directors at seven, effective October 26, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provide,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely,” “appear,” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the caption titled “Risk Factors” in this report, our Annual Report on Form 10-K for the year ended December 31, 2025, as amended (the “Form 10-K”), the cautionary language in this Item 2, and other filings we make with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q (this “Quarterly Report”), except as required by law.
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
OVERVIEW
General
We are an externally-managed, agricultural real estate investment trust (“REIT”) that is primarily engaged in owning and leasing farmland, including through lease structures with a variable rent component based on the gross revenues generated from certain farms in lieu of fixed base rent. From time to time, and on a temporary basis, we may also directly operate certain of our farms via management agreements with third-party operators and/or through a taxable REIT subsidiary (“TRS”). As of the date of this filing, we own 143 farms totaling 98,245 acres across 14 states in the U.S. and 55,657 acre-feet of water assets in California. In addition, two of our properties (consisting of four farms) are currently being directly operated by us.
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
Portfolio Diversification
As of the date of this filing, our farmland portfolio currently consists of 143 farms leased to 82 different, unrelated third-party tenants who grow over 60 different types of crops on our farms. Our investment focus is in farmland suitable for growing either fresh produce annual row crops (e.g., certain berries and vegetables) or certain permanent crops (e.g., almonds, blueberries, pistachios, and wine grapes), with an ancillary focus on farmland growing certain commodity crops (e.g., beans and corn).
The following table summarizes the different geographic locations (by state) of our farms owned as of and during the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	As of and For the Nine Months Ended September 30, 2026					As of and For the Nine Months Ended September 30, 2025
State	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue	No. of Farms	Total Acres	% of Total Acres	Lease Revenue	% of Total Lease Revenue
California(1)	63	34,845	35.5%	$41,704	74.9%	63	34,845	34.7%	$28,783	61.5%
Florida	16	9,789	10.0%	6,646	12.0%	18	10,412	10.4%	6,839	14.6%
Washington(2)	6	2,520	2.6%	2,742	4.9%	6	2,520	2.5%	3,282	7.0%
Colorado	10	31,448	32.1%	1,227	2.2%	12	32,773	32.7%	1,787	3.8%
Oregon(2)	6	898	0.9%	1,111	2.0%	6	898	0.9%	1,278	2.7%
Michigan	12	1,245	1.3%	828	1.5%	12	1,245	1.2%	829	1.8%
Texas	1	3,667	3.7%	430	0.8%	1	3,667	3.7%	405	0.9%
Maryland	6	987	1.0%	362	0.7%	6	987	1.0%	362	0.8%
South Carolina	3	597	0.6%	183	0.3%	3	597	0.6%	183	0.4%
Georgia	2	230	0.2%	168	0.3%	2	230	0.2%	168	0.4%
Nebraska	7	5,223	5.3%	132	0.2%	7	5,223	5.2%	999	2.1%
New Jersey	3	116	0.1%	102	0.2%	3	116	0.1%	102	0.2%
Delaware	1	180	0.2%	59	0.1%	1	180	0.2%	59	0.1%
North Carolina	—	—	—%	—	—%	2	310	0.3%	—	—%
Arizona(2)	6	6,320	6.5%	(33)	(0.1)%	6	6,320	6.3%	1,759	3.7%
Total	142	98,065	100.0%	$55,661	100.0%	148	100,323	100.0%	$46,835	100.0%
(1)According to the California Chapter of the American Society of Farm Managers and Rural Appraisers, there are eight distinct growing regions within California; our farms are spread across six of these growing regions.
(2)During the nine months ended September 30, 2026, we began recognizing lease revenues from two tenants (who collectively lease eight farms—four in Arizona, three in Washington, and one in Oregon) on a cash basis. Negative revenue reflected above relates to the write-off of certain net deferred rent assets and uncollected receivables.
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
Currently, 82 of our farms are leased on a pure, triple-net basis, 43 farms are leased on a partial-net basis (with us, as landlord, responsible for all or a portion of the related property taxes), 3 farms are leased on a single-net basis (with us, as landlord, responsible for the related property taxes, as well as certain maintenance, repairs, or insurance costs), 4 farms are direct-operated by us through third-party management agreements, 6 farms are vacant and 5 farms are classified as held for sale. Additionally, 28 of our farms are leased under agreements that include participation rents, though such leases often include a guarantee of a minimum amount of rental income.
Lease Expirations
Agricultural leases are often shorter term in nature (relative to leases of other types of real estate assets), so in any given year, we may have multiple leases up for extension or renewal. The following table summarizes the lease expirations by year for the farms owned and with leases in place as of September 30, 2026 (dollars in thousands):

Year	Number of Expiring Leases(1)	Expiring / Expired Leased Acreage	% of Total Acreage	Lease Revenue for the Nine Months Ended September 30, 2026	% of Total Lease Revenue
2026	5	15,250	15.6%	$3,501	6.3%
2027	23	19,025	19.4%	19,526	35.1%
2028	16	7,495	7.6%	4,607	8.3%
2029	7	1,973	2.0%	2,320	4.2%
2030	7	12,629	12.9%	6,589	11.8%
Thereafter	32	36,670	37.4%	17,659	31.7%
Other(2)	10	24	—%	487	0.9%
Terminated/expired leases and sold properties	—	4,999	5.1%	972	1.7%
Totals	100	98,065	100.0%	$55,661	100.0%
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
Business Environment
Macroeconomic and Agricultural Market Conditions
Inflation
According to the U.S. Bureau of Labor Statistics, the Consumer Price Index (“CPI”) increased 3.7% over the 12-month period ended September 30, 2026, reflecting continued moderation from peak inflation levels observed in mid-2022. Food prices also increased at a slower rate, with the overall food category up by 2.5% over the same period. However, over the past five years, food prices have risen by 24.7%, outpacing the overall CPI increase of 22.8% and reflecting sustained longer-term inflationary pressures across many agricultural markets. In addition, the U.S. Department of Agriculture’s July 2026 Land Values Summary reported that nationwide farm real estate values increased 3.4% year-over-year, while cropland values rose 3.3%. This data indicates that farmland values have continued to appreciate, although at a more moderate pace than in prior years. While elevated input costs continue to impact farm operators, we believe these pressures are being partially offset in certain markets to the extent food prices continue to keep pace with or exceed broader inflation trends.
Interest Rates
The Federal Reserve (the “Fed”) resumed monetary easing in late 2025, lowering the target range for the federal funds rate by a total of 75 basis points during the second half of 2025. After maintaining this range through most of 2026, the Fed raised rates by 25 basis points in September 2026 and maintained the resulting target range of 3.75% to 4.00% at its most recent meeting in October, citing persistent inflationary pressures and continued economic growth amid elevated uncertainty. Benchmark yields have increased during 2026, with the 10-year U.S. Treasury yield recently exceeding 5.0%, compared with approximately 4.0% earlier in the year. Credit availability remains selective, with lenders continuing to exercise caution amid higher borrowing costs and economic uncertainty. As a result, elevated financing costs and selective lending conditions continue to limit our ability to pursue new farmland acquisitions.
Currently, approximately 91.9% of our borrowings bear interest at fixed rates. On a weighted-average basis, our notes and bonds payable bear interest at an effective interest rate of 3.57% for another 2.1 years. As a result, we have not experienced a significant impact from increased interest rates in recent years. We believe our current debt structure helps mitigate our exposure to higher interest rates; however, approximately $132.5 million of our fixed-rate borrowings are scheduled to reprice during the first quarter of 2027, which could result in higher interest expense.
Geopolitical, Trade, and Agricultural Market Conditions
The ongoing conflict in the Middle East, together with broader trade, tariff, and domestic policy developments, continues to contribute to uncertainty in U.S. agricultural markets. Despite this uncertainty, U.S. export demand and pricing for certain tree nuts have remained resilient, supporting improved grower economics. Input cost inflation also remains a concern across crops and regions, particularly with respect to energy, fertilizer, and labor costs, and growers continue to pursue operating efficiencies to help protect profit margins. In addition, uncertainty surrounding the Farm Bill and ongoing negotiations regarding trade relations with Canada and Mexico may complicate longer-term operating and investment decisions for producers.
Certain crops grown on our farms, particularly almonds and pistachios, remain exposed to international trade conditions, as a significant portion of U.S.-produced almonds and pistachios is exported annually. However, improving export demand and pricing trends have supported more favorable near-term market conditions for tree nut growers. In contrast, crops with stronger domestic demand characteristics, including berries and vegetables, are generally less directly impacted by export market volatility, although they may still be affected by trade developments involving key North American trading partners, including Canada and Mexico.
Almond markets continue to experience strong demand across export markets, particularly relative to available supply. While buyers have remained focused on meeting near-term needs, longer-term purchasing activity has remained limited. These market dynamics have supported higher almond prices and a more favorable near-term pricing outlook.
Demand for pistachios also remains strong, particularly in international markets and for pistachio-based consumer products. While the 2025 U.S. pistachio crop reached a record high of approximately 1.6 billion pounds, production from the 2026 crop is currently estimated at approximately 600 million to 700 million pounds, reflecting both the crop’s natural alternate-bearing cycle and an early March heat event that adversely affected pollination across California. These factors, combined with continued strong demand, have supported higher pistachio prices, including a 67% increase in the initial base price announced by our primary processor for the 2026 crop compared with the 2025 crop. Despite higher pricing, the significant reduction in production is expected to negatively impact cash flows for growers, as increased prices may not fully offset the lower yields.
We continue to monitor developments relating to the conflict in the Middle East, tariffs, the Farm Bill, and broader trade policy, although the ultimate impact on crop pricing, export demand, input costs, and grower economics remains uncertain. Prolonged disruptions to export markets or significant increases in production costs could adversely affect rental income, particularly participation rents, on certain farms. In addition, unfavorable trade conditions affecting almonds or pistachios could require us to allocate additional capital to support crop production under certain lease agreements in exchange for higher participation rents.
Another factor affecting export demand is the strength of the U.S. dollar. A weaker dollar generally improves the competitiveness of U.S. agricultural exports and may partially offset certain adverse effects of tariffs and trade-related constraints. Although the U.S. dollar has strengthened modestly thus far in 2026, export demand has remained resilient, reflecting the continued strength of underlying supply and demand fundamentals.
California Water Outlook
The 2025-2026 water year concluded with below-average snowpack but generally near-normal precipitation across much of California. Reservoir storage remains above historical averages, supporting relatively stable near-term water supply conditions. However, certain federal water allocations have remained below expectations, increasing the cost of supplemental water for some of our farms. We have not experienced any material water shortages to date, although regulatory and conveyance constraints continue to affect the availability and cost of water in certain regions. El Niño conditions have developed and are expected to persist into early 2027, which may increase the likelihood of above-average precipitation in parts of California this winter, although the timing and amount of such precipitation remain uncertain.
Sustained wet conditions in recent years have benefited our permanent crop assets by supporting groundwater recharge and improving root zone moisture content. To date, we have not observed any significant water-related stress in our permanent plantings, which continue to appear healthy and in good condition ahead of the 2027 growing season. Meanwhile, the ongoing phased implementation of California’s Sustainable Groundwater Management Act (“SGMA”) continues to impose groundwater pumping restrictions across the state. In response, we are evaluating and participating in supplemental water initiatives intended to mitigate the impact of SGMA-related curtailments, including floodwater capture and storage projects, voluntary fallowing programs, and targeted investments in water infrastructure designed to support long-term access to reliable water supplies. Periods of surplus surface water may increase the availability of lower-cost water supplies from certain water purveyors, and we continue to monitor such opportunities as part of our long-term water strategy. Based on current conditions, we believe our farms are generally well positioned for the 2027 growing season and beyond.
Recent Developments
Portfolio Activity—Existing Properties
Property Acquisitions
Since July 1, 2026, through the date of this filing, we acquired one farm, which is summarized in the table below (dollars in thousands, except for footnotes):

Property Name	Property Location	Acquisition Date	Total Acres	No. of Farms	Primary Crop(s) / Use	Lease Term	Renewal Options	Total Acquisition Value	Acquisition Costs(1)	Annualized Straight-line Rent(2)
Ash Road(3)	Franklin, WA	10/2/2026	180	1	Alfalfa, hay, & oats	0.3 years	None	$2,848	$42	$74
			180	1				$2,848	$42	$74
(1)The acquisition will be accounted for as an asset acquisition in accordance with ASC 360, and the acquisition value and related purchase price allocation are preliminary and subject to change. The figure above represents only costs paid, or accrued for, as of the date of this filing.
(2)Annualized straight-line rent is based on the minimum cash rental payments guaranteed under the applicable leases, as required under GAAP, and excludes contingent rental payments, such as participation rents.
(3)Property was acquired in partial satisfaction of outstanding obligations owed to us by a tenant in default pursuant to a forbearance agreement.
Property Sale
Since July 1, 2026, through the date of this filing, we completed the sale of two farms in Florida totaling 617 gross acres for an aggregate sales price of approximately $3.2 million. Including closing costs, we recognized an aggregate net loss on these sales of approximately $169,000.
Leasing Activity
The following table summarizes certain leasing activity that has occurred on our existing properties since July 1, 2026, through the date of this filing (dollars in thousands, except for footnotes):

			PRIOR LEASES(1)			NEW LEASES(2)
Farm Locations	Number of Leases	Total Farm Acres	Total Annualized Straight-line Rent(3)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)	Total Annualized Straight-line Rent(3)	Wtd. Avg. Term (Years)	# of Leases with Participation Rents	Lease Structures (# of NNN / NN / N)(4)
AZ & CA	9	5,984	$2,373	2	3 / 3 / 0	$2,629	7.0	3	2 / 7 / 0
(1)Includes certain farms that were previously vacant and, therefore, had no prior lease revenue.
(2)In connection with certain new leases, we committed to provide cash allowances or capital for certain operations and improvements on these farms, which are excluded in the figures above. See Note 3, “Real Estate and Intangible Assets—Intangible Assets and Liabilities,” within the accompanying notes to our condensed consolidated financial statements and “Liquidity and Capital Resources—Operating Commitments and Obligations—Operating Obligations” below for additional information on these and other commitments.
(3)Based on the minimum cash rental payments guaranteed under the applicable leases (presented on an annualized basis), as required under GAAP, and excludes variable rental payments, such as participation rents.
(4)“NNN” refers to leases under triple-net lease arrangements, “NN” refers to leases under partial-net lease arrangements, and “N” refers to leases under single-net lease arrangements, in each case, as described above under “Leases—General.”
Crop Sales and Cost of Sales
Pursuant to management agreements with third-party operators, we currently manage (i) a 2,409-acre property (consisting of two farms) in Kern County, California, including 2,293 acres of bearing almond and pistachio orchards, and (ii) a 165-acre farm in Umatilla County, Oregon, including 135 acres of wine grape vineyards. In addition, during the nine months ended September 30, 2026, we completed the harvest of an orange crop remaining on a farm in St. Lucie County, Florida, following the early termination of the prior tenant’s lease.

Revenue from the sale of crops and the related cost of sales for the three and nine months ended September 30, 2026, are shown in the following table (dollars in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Crop sales(1)(2)	$2,939	$5,021
Cost of sales(1)(3)	—	(414)
(1)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The majority of this revenue relates to a grower partner bonus associated with the 2025 pistachio crop, which is recognized as the amount becomes determinable and collectible. The related growing costs for this crop were previously expensed during the three months ended December 31, 2025.
(3)Reflective of a change in estimate, as the actual water and utility usage during the 2025 crop year was lower than previously estimated.
Solar Option Agreements
In October 2026, we entered into two agreements granting a third-party solar company options to purchase up to 5,638 acres of farmland in California for potential solar energy development. The agreements have terms of five and six years, respectively, and provide for aggregate annual option payments beginning at approximately $331,000 in the first year and increasing thereafter, provided the options remain in place. The options may be exercised or terminated by the solar company at any time during their respective terms.
Impairment
During the three and nine months ended September 30, 2026, we recognized aggregate impairment charges of approximately $2.2 million and $7.3 million, respectively, related to three properties: one in St. Lucie County, Florida (consisting of two farms); one in Yuma County, Arizona (consisting of four farms); and one in Walla Walla County, Washington (consisting of one farm). The impairment charges were recorded to reduce the carrying values of these properties to their respective agreed-upon purchase prices pursuant to the related purchase and sale agreements, less estimated closing costs.
Vacant, Direct-operated, and Non-accrual Properties
We currently have 7 farms that are wholly or partially vacant, 4 farms that are being direct-operated by us through third-party management agreements, and 11 farms leased to four tenants for which lease revenue is being recognized on a cash basis due to concerns regarding the collectibility of the remaining contractual lease payments. In addition, two properties included in the above totals (consisting of five farms) are under contract to be sold and are currently held for sale.
For the nine months ended September 30, 2026, we recognized approximately $1.6 million of lease revenue related to these farms and approximately $5.2 million of net profits from crop sales (see above, under “—Crop Sales and Cost of Sales”), compared to approximately $6.1 million of lease revenue for the prior-year period.
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
Financing Activity
Debt Activity
Loan Repayment
Since July 1, 2026, through the date of this filing, we repaid approximately $5.2 million of loans. On a weighted-average basis, these borrowings bore interest at a stated rate of 4.38% and an effective rate (after interest patronage, where applicable) of 3.47%.
Equity Activity
Common Stock—At-the-Market Program
On April 24, 2026, we entered into equity distribution agreements with Virtu Americas LLC and Lucid Capital Markets, LLC (each a “Sales Agent”), that currently permit us to issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $500.0 million (the “2026 ATM Program”). The following table summarizes the activity under the 2026 ATM Program from July 1, 2026, through the date of this filing (dollars in thousands, except per-share amounts):

Number of Shares Sold	Weighted-average Offering Price Per Share	Gross Proceeds	Net Proceeds(1)
156,273	$9.90	$1,547	$1,531
(1)Net of underwriting commissions.
Repurchase Program
On July 14, 2026, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our 6.00% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) and up to $35.0 million of our 6.00% Series C Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) (collectively, the “2026 Repurchase Program”). The 2026 Repurchase Program expires on July 14, 2027.
The following table summarizes repurchase activity under the Repurchase Program from July 1, 2026, through the date of this filing (dollars in thousands, except per-share amounts):

Series B Preferred Stock:
Number of shares repurchased	254,645
Gross repurchase price(1)	$5,220
Weighted-average repurchase price per share	$20.50
Gain on repurchase	$444
Series C Preferred Stock:
Number of shares repurchased	385,050
Gross repurchase price(1)	$7,875
Weighted-average repurchase price per share	$20.45
Gain on repurchase	$859
(1)Inclusive of broker commissions.
See Notes 10, “Equity,” within the accompanying notes to our condensed consolidated financial statements for further discussion of the 2026 Repurchase Program.
Series E Redemptions
From July 1, 2026, through the date of this filing, 42,000 shares of our 5.00% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”) were tendered for optional redemption, which were satisfied with aggregate cash payments of approximately $946,000.
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
Significant Accounting Policies and Estimates
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and, as a result, actual results could materially differ from these estimates. A summary of our significant accounting policies is provided in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements in our Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2026.
RESULTS OF OPERATIONS
For the purposes of the following discussions on certain operating revenues and expenses, same-property basis represents properties we owned for the entirety of the respective comparative periods presented.
With regard to the comparisons between the three and nine months ended September 30, 2026 versus 2025:
•We owned 142 farms as of September 30, 2026, that are considered our same-property portfolio. Same-property occupancy (based on farmable acres and including farms that were direct-operated or on non-accrual status) increased approximately 2.0% to 97.7% as of September 30, 2026, compared to 95.7% as of September 30, 2025.
◦Included within our same-property portfolio are farms that were wholly or partially vacant, direct-operated, or on non-accrual status during all or a portion of the periods presented.
▪For the three months ended September 30, 2026, we had 25 farms that were vacant, direct-operated, or on non-accrual status, as compared to 17 farms in the prior-year period.
▪For the nine months ended September 30, 2026, we had 27 farms that were vacant, direct-operated, or on non-accrual status, as compared to 18 farms in the prior-year period.
•From January 1, 2025, through September 30, 2026, we did not acquire any new farms and disposed of 15 farms.
A comparison of results of components comprising our operating income for the three and nine months ended September 30, 2026 and 2025 is below (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease revenue	$11,704	$12,278	$(574)	(4.7)%
Variable lease revenue – participation rents	16,773	5,364	11,409	212.7%
Variable lease revenue – tenant reimbursements and other	30	94	(64)	(68.1)%
Total lease revenues	28,507	17,736	10,771	60.7%
Crop sales	2,939	—	2,939	NM
Other operating revenues	25	49	(24)	(49.0)%
Total operating revenues	31,471	17,785	13,686	77.0%
Operating expenses:
Depreciation and amortization	7,369	8,395	(1,026)	(12.2)%
Property operating expenses	2,428	1,383	1,045	75.6%
Cost of sales	—	—	—	NM
Base management and incentive fees, net of incentive fee waiver	1,937	1,992	(55)	(2.8)%
Administration fee	693	650	43	6.6%
General and administrative expenses	611	556	55	9.9%
Impairment charge	2,193	316	1,877	594.0%
Total operating expenses	15,231	13,292	1,939	14.6%
Operating income	$16,240	$4,493	$11,747	261.5%

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Operating revenues:
Lease revenues:
Fixed lease revenue	$33,358	$38,326	$(4,968)	(13.0)%
Variable lease revenue – participation rents	21,844	5,971	15,873	265.8%
Variable lease revenue – tenant reimbursements and other	459	158	301	190.5%
Lease termination income, net	—	2,380	(2,380)	(100.0)%
Total lease revenues	55,661	46,835	8,826	18.8%
Crop sales	5,021	—	5,021	NM
Other operating revenues	33	50	(17)	(34.0)%
Total operating revenues	60,715	46,885	13,830	29.5%
Operating expenses:
Depreciation and amortization	25,624	25,198	426	1.7%
Property operating expenses	6,150	3,753	2,397	63.9%
Cost of sales	(414)	—	(414)	NM
Base management and incentive fees, net of incentive fee waiver	5,827	6,040	(213)	(3.5)%
Administration fee	2,136	1,863	273	14.7%
General and administrative expenses	2,239	1,760	479	27.2%
Impairment charge	7,272	316	6,956	2,201.3%
Total operating expenses	48,834	38,930	9,904	25.4%
Operating income	$11,881	$7,955	$3,926	49.4%
NM = Not Meaningful
Operating Revenues
Lease revenue

The following table provides a summary of our lease revenue during the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Same-property basis:
Fixed lease payments	$11,706	$12,174	$(468)	(3.8)%	$33,109	$37,650	$(4,541)	(12.1)%
Participation rents	16,773	5,364	11,409	212.7%	21,844	5,971	15,873	265.8%
Lease termination and other income	—	—	—	NM	3	2,380	(2,377)	NM
Total – Same-property basis	28,479	17,538	10,941	62.4%	54,956	46,001	8,955	19.5%
Properties acquired or disposed of:
Fixed lease payments	(2)	104	(106)	(101.9)%	249	676	(427)	(63.2)%
Total – Properties acquired or disposed of	(2)	104	(106)	(101.9)%	249	676	(427)	(63.2)%
Tenant reimbursements and other(1)	30	94	(64)	(68.1)%	456	158	298	188.6%
Total Lease revenues	$28,507	$17,736	$10,771	60.7%	$55,661	$46,835	$8,826	18.8%
(1)Tenant reimbursements generally represent tenant-reimbursed property operating expenses on certain of our farms, including property taxes, insurance premiums, and other property-related expenses. Similar amounts are also recorded as property operating expenses during the respective periods.
Same-property Basis – 2026 compared to 2025
Lease revenues from fixed lease payments decreased during the nine months ended September 30, 2026, primarily due to certain farms that were vacant, direct-operated, or for which lease revenue was recognized on a cash basis (rather than a straight-line basis) due to full collectability of future rental payments not being considered probable as a result of tenant credit issues. One property (consisting of two farms) that was direct-operated during the current-year period (see “—Crop Sales and Cost of Sales” below for further discussion) was leased for a portion of the prior-year period. In addition, during the nine months ended September 30, 2026, we began recognizing lease revenues from two tenants (who collectively lease eight farms) on a cash basis.
The increase in lease revenues from participation rents was primarily attributable to a grower partner bonus associated with the 2025 pistachio crop, which is recognized as the amount becomes determinable and collectible. The increase was also driven by higher yields (i.e., pounds per acre) on certain pistachio farms, partly due to the alternate-bearing nature of pistachio trees, coupled with higher prices for both pistachios and almonds during the 2025-2026 marketing period.
During the nine months ended September 30, 2025, we received a lease termination payment from an outgoing tenant who leased three of our farms. After applying a portion of the amount towards certain outstanding receivables owed by the same tenant, we recognized additional lease revenue of approximately $2.4 million upon receipt.
Other – 2026 compared to 2025
Lease revenue from properties acquired or disposed of decreased due to the sale of 15 farms subsequent to December 31, 2024.
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
Crop Sales and Cost of Sales
Revenue from the sale of crops and the related cost of sales for the three and nine months ended September 30, 2026, are shown in the following table (dollars in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Crop sales(1)(2)	$2,939	$5,021
Cost of sales(1)(3)	—	(414)
(1)Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(2)The majority of this revenue relates to a grower partner bonus associated with the 2025 pistachio crop, which is recognized as the amount becomes determinable and collectible. The related growing costs for this crop were previously expensed during the three months ended December 31, 2025.
(3)Reflective of a change in estimate, as the actual water and utility usage during the 2025 crop year was lower than previously estimated.

See Note 4, “Crop Inventory and Crop Sales,” within the accompanying notes to our condensed consolidated financial statements for additional information.
Other Operating Revenue
Other operating revenue consists of non-lease revenue generated as a result of activities performed on certain of our properties. During the three months ended September 30, 2026, we recorded approximately $25,000 in such revenue. Additionally, in connection with the transfer and storage of surplus water on behalf of a third party using a groundwater recharge facility constructed on one of our farms, we recognized related non-cash revenue of approximately $8,000 and $49,000 during the nine months ended September 30, 2026 and 2025, respectively. See Note 5, “Investments in Water Assets,” within the accompanying notes to our condensed consolidated financial statements for further discussion.
Operating Expenses
Depreciation and amortization
Depreciation and amortization expense increased for the nine months ended September 30, 2026, primarily due to the acceleration of depreciation associated with certain permanent plantings (as a result of shortened useful lives), as well as additional depreciation related to capital improvements made on certain of our farms. The increase was partially offset by lower depreciation resulting from the disposition of certain assets, including the sale of 15 farms subsequent to December 31, 2024, and certain assets reaching the end of their useful lives during the three months ended September 30, 2026.
Property operating expenses
Property operating expenses consist primarily of real estate taxes, repair and maintenance expenses, insurance premiums, and other miscellaneous operating expenses paid for certain of our properties. The following table provides a summary of the property operating expenses recorded during the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Same-property basis	$2,386	$1,239	$1,147	92.6%	$5,584	$3,408	$2,176	63.8%
Properties acquired or disposed of	2	38	(36)	(94.7)%	80	158	(78)	(49.4)%
Tenant-reimbursed property operating expenses(1)	40	106	(66)	(62.3)%	486	187	299	159.9%
Total Property operating expenses	$2,428	$1,383	$1,045	75.6%	$6,150	$3,753	$2,397	63.9%
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
Other – 2026 compared to 2025
Property operating expenses on properties acquired or disposed of decreased for the nine months ended September 30, 2026, due to the sale of 15 farms subsequent to December 31, 2024.
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
Related-Party Fees
The following table provides the calculations of the base management, incentive, and capital gains fees (as applicable) due to our Adviser pursuant to the Advisory Agreement for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands; for further discussion on certain defined terms used below, refer to Note 8, “Related-Party Transactions,” within the accompanying notes to our condensed consolidated financial statements):

	Quarter Ended			Year to Date
	March 31	June 30	September 30
2026 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,297,013	$1,295,975	$1,291,358
Quarterly rate	0.150%	0.150%	0.150%
Base management fee(3)	$1,946	$1,944	$1,937	$5,827

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$304,141	$325,129	$319,624

First hurdle quarterly rate	1.750%	1.750%	1.750%
First hurdle threshold	$5,322	$5,690	$5,593

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$6,653	$7,112	$6,992

Pre-Incentive Fee FFO(1)	$1,786	$(1,930)	$15,872

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—	$1,398
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—	1,776
Total Incentive fee(3)	$—	$—	$3,174	$3,174
Incentive fee waiver(3)	—	—	(3,174)	(3,174)
Incentive fee, net	$—	$—	$—	$—

Total fees due to Adviser	$1,946	$1,944	$1,937	$5,827

2025 Fee Calculations:
Base Management Fee:
Gross Tangible Real Estate(1)(2)	$1,372,260	$1,326,588	$1,327,849
Quarterly rate	0.150%	0.150%	0.150%
Base management fee(3)	$2,058	$1,990	$1,992	$6,040

Incentive Fee:
Total Adjusted Common Equity(1)(2)	$318,209	$322,245	$303,296

First hurdle quarterly rate	1.750%	1.750%	1.750%
First hurdle threshold	$5,569	$5,639	$5,308

Second hurdle quarterly rate	2.1875%	2.1875%	2.1875%
Second hurdle threshold	$6,961	$7,049	$6,635

Pre-Incentive Fee FFO(1)	$2,139	$(3,346)	$1,744

100% of Pre-Incentive Fee FFO in excess of first hurdle threshold, up to second hurdle threshold	$—	$—	$—
20% of Pre-Incentive Fee FFO in excess of second hurdle threshold	—	—	—
Total Incentive fee(3)	$—	$—	$—	$—

Capital Gains Fee:
Aggregate net realized capital gains(1)	$5,443	$2,769	$3,848
Capital gains fee rate	15.0%	15.0%	15.0%
Cumulative capital gains fee	$816	$415	$577
Less capital gains fees recorded in prior periods(4)	$(628)	$(628)	$(628)
Total Capital Gains Fee(3)(5)	$188	$(188)	$—	$—

Total fees due to Adviser	$2,246	$1,802	$1,992	$6,040

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
The base management fee decreased primarily due to the disposition of 15 farms since December 31, 2024.
Our Adviser earned an incentive fee during each of the three and nine months ended September 30, 2026, due to our Pre-Incentive Fee FFO (as defined in the Advisory Agreement) exceeding the required hurdle rate during the third quarter of 2026. However, during the third quarter of 2026, our Adviser granted us a non-contractual, unconditional, and irrevocable waiver to be applied against the entire incentive fee earned during the quarter. No incentive fee was earned by our Adviser during the three and nine months ended September 30, 2025, as our Pre-Incentive Fee FFO did not exceed the required hurdle rate.
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
Other Operating Expenses
General and administrative expenses consist primarily of professional fees, director fees, stockholder-related expenses, insurance, acquisition-related costs associated with investment opportunities no longer being pursued, and other miscellaneous expenses. General and administrative expenses increased during the nine months ended September 30, 2026, primarily due to higher professional fees, including the write-off of unallocated deferred costs associated with the universal shelf registration statement filed in 2023, which expired during the second quarter of 2026.
During the three and nine months ended September 30, 2026, we recognized aggregate impairment charges of approximately $2.2 million and $7.3 million, respectively, related to three properties: one in St. Lucie County, Florida (consisting of two farms); one in Yuma County, Arizona (consisting of four farms); and one in Walla Walla County, Washington (consisting of one farm) due to the estimated fair values being lower than their respective carrying values. During the three and nine months ended September 30, 2025, we recognized an impairment charge of approximately $316,000 on one property (consisting of two farms) located in St. Lucie County, Florida, due to the estimated fair value being lower than the carrying value.
A comparison of results of other components contributing to net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025 is below (dollars in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Operating income	$16,240	$4,493	$11,747	261.5%
Other income (expense):
Other income	30	79	(49)	(62.0)%
Interest expense	(4,969)	(4,850)	(119)	2.5%
Dividends declared on cumulative term preferred stock	—	(755)	755	(100.0)%
(Loss) gain on dispositions of real estate assets, net	(185)	3,062	(3,247)	(106.0)%
(Loss) gain from investments in unconsolidated entities	(91)	58	(149)	(256.9)%
Total other expense, net	(5,215)	(2,406)	(2,809)	116.7%
Net income	11,025	2,087	8,938	428.3%
Aggregate dividends declared on and gain recognized on extinguishment of cumulative redeemable preferred stock, net	(4,910)	(6,002)	1,092	(18.2)%
Net income (loss) attributable to common stockholders	$6,115	$(3,915)	$10,030	(256.2)%

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Operating income	$11,881	$7,955	$3,926	49.4%
Other income (expense):
Other income	1,511	2,298	(787)	(34.2)%
Interest expense	(14,358)	(15,004)	646	(4.3)%
Dividends declared on cumulative term preferred stock	(243)	(2,264)	2,021	(89.3)%
(Loss) gain on dispositions of real estate assets, net	(207)	16,323	(16,530)	(101.3)%
Property and casualty (loss) recovery, net	(115)	137	(252)	NM
Loss from investments in unconsolidated entities	(209)	(128)	(81)	63.3%
Total other (expense) income, net	(13,621)	1,362	(14,983)	(1,100.1)%
Net (loss) income	(1,740)	9,317	(11,057)	(118.7)%
Aggregate dividends declared on and gain recognized on extinguishment of cumulative redeemable preferred stock, net	(15,653)	(18,006)	2,353	(13.1)%
Net loss attributable to common stockholders	$(17,393)	$(8,689)	$(8,704)	100.2%
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
Interest expense decreased for the nine months ended September 30, 2026, primarily due to reduced overall borrowings, partially offset by higher interest rates. The weighted-average principal balance of our aggregate borrowings (excluding our cumulative term preferred stock) outstanding during the three and nine months ended September 30, 2026, was approximately $482.5 million and $479.1 million, respectively, as compared to approximately $486.0 million and $497.8 million for the respective prior-year periods. Excluding interest patronage received on certain of our Farm Credit borrowings and the impact of debt issuance costs, the weighted-average interest rate charged on our aggregate borrowings during the three and nine months ended September 30, 2026, was 3.96% and 3.87%, respectively, as compared to 3.81% and 3.80% for the respective prior-year periods.

During the nine months ended September 30, 2026, we paid aggregate distributions on the Series D Term Preferred Stock of approximately $243,000, as compared to approximately $2.3 million during the prior-year period. The Series D Term Preferred Stock was redeemed in full on January 30, 2026.
During each of the three and nine months ended September 30, 2026, we recorded a net capital loss, primarily attributable to the sale of two farms in Florida, which resulted in an aggregate net loss of approximately $169,000. During the nine months ended September 30, 2025, we recorded a net capital gain, primarily attributable to the sale of seven farms in Florida and two farms in Nebraska, which resulted in an aggregate net gain of approximately $21.6 million. In addition, we recorded losses during each of the three and nine months ended September 30, 2026 and 2025 from the removal of certain permanent plantings and the disposal of irrigation and other improvements on our farms.
The property and casualty loss recorded during the nine months ended September 30, 2026, was primarily the result of freeze damage to a portion of an orange grove in Florida. The property and casualty recovery recorded during the nine months ended September 30, 2025, was the result of an adjustment to the original property and casualty loss recorded during the year ended December 31, 2024, due to damage caused to certain permanent plantings on a farm in Georgia due to Hurricane Helene. After further inspection of the property, it was determined that the damage was not as extensive as originally estimated, resulting in an adjustment to our original estimate.
During the three and nine months ended September 30, 2026, we recognized a (loss) income from investments in unconsolidated entities of ours that convey water to certain of our farms of approximately $(91,000) and $(209,000), respectively, as compared to $58,000 and $(128,000) for the respective prior-year periods. The fluctuations in revenue and expense attributable to these unconsolidated entities is primarily driven by miscellaneous property operating costs incurred by these unconsolidated entities and the respective properties’ reimbursements of such costs incurred.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our current short- and long-term sources of funds include cash and cash equivalents, cash flows from operations, borrowings (including the undrawn commitments available under various credit facilities), and issuances of additional equity securities. Our current available liquidity is approximately $105.6 million, consisting of approximately $3.6 million in cash on hand and, based on the current level of collateral pledged, approximately $102.0 million of availability under various credit facilities (subject to compliance with covenants). In addition, we currently have certain properties recently valued at a total of approximately $112.8 million that are unencumbered and eligible to be pledged as collateral.
Approximately 91.9% of our borrowings are currently at fixed rates. On a weighted-average basis, our notes and bonds payable bear interest at an effective interest rate of 3.57% for another 2.1 years and have a remaining term of approximately 5.8 years. As a result, with respect to our current borrowings, we have not experienced a significant impact from increased interest rates in recent years. We believe our current debt structure helps mitigate our exposure to higher interest rates; however, approximately $132.5 million of our fixed-rate borrowings are scheduled to reprice during the first quarter of 2027, which could result in higher interest expense. We are in compliance with all of our debt covenants under our respective credit facilities and borrowings, and we believe we currently have adequate liquidity to cover all near- and long-term debt obligations and operating expenses.
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

Operating Commitments and Obligations
Operating Obligations
In connection with the execution of certain lease agreements, we have committed to provide capital improvements on certain of our farms. Below is a summary of certain of those projects for which we have incurred or accrued costs as of September 30, 2026 (dollars in thousands):

Farm Location(s)	Farm Acreage	Total Commitment		Obligated Completion Date(1)	Net Amount Expended or Accrued as of September 30, 2026
Monterey, CA	329	$1,100	(2)	Q4 2026	$254
Merced, CA & Stanislaus, CA	2,051	229		Q4 2028	115
Hartley, TX	2,219	1,300	(2)	Q4 2030	1,190
Franklin & Grant, WA, & Umatilla, OR	1,126	4,447	(2)	Q4 2032	3,494
Wicomico & Caroline, MD, and Sussex, DE	833	155		Q3 2034	47
(1)Our obligation to provide capital to fund these improvements does not extend beyond these respective dates.
(2)Pursuant to contractual agreements, we will earn additional rent on the cost of these capital improvements as the funds are disbursed by us.
Ground Lease Obligations
In connection with certain farms acquired through a leasehold interest, we assumed certain ground lease arrangements under which we are the lessee. Future minimum lease payments due under the remaining non-cancelable terms of these leases as of September 30, 2026, are as follows (dollars in thousands):

Period		Future Lease Payments(1)
For the remaining three months ending December 31:	2026	40
For the fiscal years ending December 31:	2027	100
	2028	100
	2029	100
	2030	100
	Thereafter	658
Total undiscounted lease payments		1,098
Less: imputed interest		(363)
Present value of lease payments		$735
(1)Certain annual lease payments are set at the beginning of each year to then-current market rates (as determined by the lessor). The amounts shown above represent estimated amounts based on the lease rates currently in place.
As a result of these ground leases, we recorded lease expense (included within Property operating expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income) of approximately $26,000 and $79,000 for the three and nine months ended September 30, 2026 and 2025, respectively.
Cash Flow Resources
The following table summarizes total net cash flows from operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Net change in cash from:
Operating activities	$23,610	$(3,620)	$27,230	(752.2)%
Investing activities	3,049	76,402	(73,353)	(96.0)%
Financing activities	(48,824)	(79,745)	30,921	(38.8)%
Net change in Cash and cash equivalents	$(22,165)	$(6,963)	$(15,202)	218.3%
Operating Activities
The majority of our cash from operating activities is generated from rental payments received from tenants and proceeds from crop sales on direct-operated farms. This cash is first used to fund our property-level operating expenses (including growing costs on direct-operated farms), with any remaining cash primarily used for principal and interest payments on our borrowings, management fees to our Adviser, administrative fees to our Administrator, and other corporate-level expenses.

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
Investing Activities
The change in cash from investing activities was primarily due to proceeds received from the sale of certain farms in Florida and Nebraska in the prior year for aggregate net proceeds (after closing costs) of approximately $82.5 million, compared to the sale of two farms in Florida during the nine months ended September 30, 2026, for aggregate net proceeds (after closing costs) of approximately $4.3 million.
Financing Activities
The change in cash from financing activities was primarily due to an increase in net proceeds from common stock issuances of approximately $51.2 million and an increase in aggregate net borrowings of approximately $64.6 million, partially offset by the redemption of all outstanding shares of our Series D Term Preferred Stock in January 2026 for approximately $60.4 million and cash paid to redeem certain preferred securities of approximately $22.1 million.
Debt Capital
MetLife Facility
As amended, our credit facility with MetLife currently consists of $75.0 million of revolving equity lines of credit and an aggregate of $175.0 million of term notes (the “MetLife Facility”). We currently have $37.1 million outstanding under the lines of credit and approximately $34.4 million outstanding on the term notes. While $178.5 million of the full commitment amount under the MetLife Facility remains undrawn, based on the level of collateral pledged, we currently have approximately $53.0 million of availability under the MetLife Facility. The revolving equity lines of credit mature on December 15, 2033, and the draw period for both term notes expires on December 31, 2026, after which MetLife will have no obligation to disburse any additional undrawn funds under the term notes. We are currently in discussions with MetLife to extend this draw period and expect to finalize an extension prior to its expiration.
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
Farm Credit Facility
Our revolving line of credit with Farm Credit of Central Florida, ACA, provides for borrowings of up to $37.0 million (the “Farm Credit Facility”) and matures on April 1, 2030. We currently have no amounts outstanding under the Farm Credit Facility, and, based on the current level of collateral pledged, the full $37.0 million remains available to us.
Other Lenders
We have established borrowing relationships with several other agricultural lenders and continue to seek additional relationships with new lenders. Accordingly, we expect to enter into additional borrowing arrangements with both existing and new lenders, including in connection with currently unencumbered farms and potential future acquisitions.
Equity Capital
Our current registration statement (the “2026 Registration Statement,” as defined in Note 10, “Equity,” within the accompanying notes to our condensed consolidated financial statements), which expires on April 22, 2029, permits us to issue up to an aggregate of $1.0 billion in securities, consisting of common stock, preferred stock, warrants, debt securities, depository shares, subscription rights, and units, including through separate or concurrent offerings of two or more of such securities. To date, we have issued approximately $4.5 million of common stock under the 2026 Registration Statement.
In addition, we have the ability to, and expect to in the future, issue OP Units to third parties as consideration in future property acquisitions.
Off-Balance Sheet Arrangements
As of September 30, 2026, we did not have any material off-balance sheet arrangements.

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
Further, we calculate AFFO by adjusting CFFO for the following items:

•Rent adjustments. This adjustment removes the effects of straight-lining rental income, as well as the amortization related to above-market lease values and certain non-cash lease incentives and accretion related to below-market lease values, certain other deferred revenue, and tenant improvements, resulting in rental income reflected on a modified accrual cash basis. In addition to these adjustments, we also modify the calculation of cash rents within our definition of AFFO to provide greater consistency and comparability due to the period-to-period volatility in which cash rents are received. To coincide with our tenants’ harvest seasons, our leases typically provide for cash rents to be paid at various points throughout the lease year, usually annually or semi-annually. As a result, cash rents received during a particular period may not necessarily be comparable to other periods or represent the cash rents indicative of a given lease year. Therefore, we further adjust AFFO to normalize the cash rent received pertaining to a lease year over that respective lease year on a straight-line basis, resulting in cash rent being recognized ratably over the period in which the cash rent is earned. This normalization does not change the total cash rent reflected in AFFO over a lease term; it affects only the interim period in which such cash rent is reflected.
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
The following table provides a reconciliation of our FFO, CFFO, and AFFO for the three and nine months ended September 30, 2026 and 2025 to the most directly-comparable GAAP measure, net income, and a computation of diluted FFO, CFFO, and AFFO per share, using the weighted-average number of total shares (including shares of our common stock and, if and when outstanding, OP Units held by non-controlling OP Unitholders) outstanding during the respective periods (dollars in thousands, except per-share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$11,025	$2,087	$(1,740)	$9,317
Less: Aggregate dividends declared on and gains on or charges related to extinguishment of cumulative redeemable preferred stock, net(1)	(4,910)	(6,002)	(15,653)	(18,006)
Net income (loss) attributable to common stockholders	$6,115	$(3,915)	$(17,393)	$(8,689)
Plus: Real estate and intangible depreciation and amortization	7,369	8,395	25,624	25,198
Plus (less): Losses (gains) on dispositions of real estate assets, net	185	(3,062)	207	(16,323)
Plus: Impairment charges	2,193	316	7,272	316
Adjustments for unconsolidated entities(2)	10	10	18	36
FFO available to common stockholders	$15,872	$1,744	$15,728	$538
Plus (less): Acquisition- and disposition-related expenses (credits), net	5	2	30	(6)
Plus (less): Other nonrecurring charges (receipts), net(3)	3	—	403	(15)
CFFO available to common stockholders	$15,880	$1,746	$16,161	$517
Net rent adjustment	(301)	(442)	1,668	(1,387)
Plus: Amortization of debt issuance costs	184	220	459	801
(Less) plus: Other non-cash (receipts) charges, net(4)	(695)	(114)	(1,702)	64
AFFO available to common stockholders	$15,068	$1,410	$16,586	$(5)

Weighted-average shares of common stock outstanding—basic and diluted	43,174,454	36,190,889	42,322,478	36,186,758

FFO per weighted-average common share—basic and diluted	$0.37	$0.05	$0.37	$0.01
CFFO per weighted-average common share—basic and diluted	$0.37	$0.05	$0.38	$0.01
AFFO per weighted-average common share—basic and diluted	$0.35	$0.04	$0.39	$—

Distributions declared per common share	$0.14	$0.14	$0.42	$0.42

(1)Includes (i) cash dividends paid on our cumulative redeemable preferred stock and (ii) the net gain (loss) recognized as a result of shares of cumulative redeemable preferred stock that were redeemed during the respective periods.
(2)Represents our pro-rata share of depreciation expense recorded in unconsolidated entities during the respective periods.
(3)Consists primarily of (i) for 2026 only, the write-off of certain unallocated costs related to a prior universal registration statement, (ii) net property and casualty losses (recoveries) recorded and the cost of related repairs expensed as a result of damage to improvements on certain of our farms caused by certain non-recurring events, (iii) for 2026 only, costs incurred related to the redemption of our Series D Term Preferred Stock, and (iv) one-time legal costs incurred related to certain corporate organizational matters.
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
Currently, approximately 91.9% of our borrowings are at fixed rates. On a weighted-average basis, our notes and bonds payable bear interest at an effective interest rate (after interest patronage) of 3.57% for another 2.1 years. As such, with respect to our current borrowings, we believe fluctuations in interest rates would have a minimal impact on our net income. However, interest rate fluctuations may affect the fair value of our fixed-rate borrowings. As of September 30, 2026, the fair value of our fixed-rate borrowings outstanding was approximately $437.6 million.
The following table summarizes the hypothetical change in fair value of our fixed-rate borrowings at September 30, 2026, if market interest rates had been one or two percentage points lower or higher than those rates in place as of September 30, 2026 (dollars in thousands):

Change in Market Interest Rates	Carrying Value(1)	Fair Value	Difference
2% decrease	$455,595	448,534	$(7,061)
1% decrease	455,595	442,976	(12,619)
No change	455,595	437,633	(17,962)
1% increase	455,595	432,501	(23,094)
2% increase	455,595	427,562	(28,033)
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of our business, we may be involved in various legal proceedings from time to time which we may not consider material. We are not currently subject to any material legal proceedings, nor, to our knowledge, are any such material legal proceedings threatened against us.

Item 1A.	Risk Factors
As a smaller reporting company, we are not required to provide the information required by this Item. For a discussion of the risks that could affect our business, see “Item 1A. Risk Factors,” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2025, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

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
On July 14, 2026, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our Series B Preferred Stock and up to $35.0 million of our Series C Preferred Stock under the 2026 Repurchase Program. The Board of Directors’ authorization of the 2026 Repurchase Program, which expires on July 14, 2027, may be suspended at any time and does not obligate us to acquire any particular amount of securities.
Under both the 2025 Repurchase Program and the 2026 Repurchase Program, repurchases were implemented through open market transactions on U.S. exchanges and/or in privately-negotiated transactions facilitated by a third-party broker acting as agent for us in accordance with applicable securities laws. All repurchases were made during applicable trading window periods or pursuant to applicable Rule 10b5-1 trading plans.
The following table provides information with respect to our purchases of our Series B Preferred Stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2026	65,644	$21.01	65,644	$19,143,903
August 2026	48,933	21.61	48,933	18,086,522
September 2026	54,001	20.26	54,001	16,992,354
Total	168,578	$20.94	168,578	$16,992,354
(1)Excludes commissions and transaction costs.
The following table provides information with respect to our purchases of our Series C Preferred Stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2026	96,451	$20.83	96,451	$36,206,558
August 2026	91,534	21.10	91,534	34,274,960
September 2026	100,260	20.28	100,260	32,242,021
Total	288,245	$20.72	288,245	$32,242,021
(1)Excludes commissions and transaction costs.
See Notes 10, “Equity—Repurchase Program,” and 13, “Subsequent Events,” within the accompanying notes to our condensed consolidated financial statements for additional information regarding our 2025 Repurchase Program and 2026 Repurchase Program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
None. Without limiting the generality of the foregoing, during the three months ended September 30, 2026, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

4.5	Form of Indenture, incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (File No. 333-294917), filed on April 7, 2026.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2026 and 2025; (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2026 and 2025; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Land Corporation

Date: November 10, 2026	By:	/s/ Lewis Parrish
Lewis Parrish
Chief Financial Officer and Assistant Treasurer

Date: November 10, 2026	By:	/s/ David Gladstone
David Gladstone
President, Chief Executive Officer, and Chairman of the Board of Directors